Form 10-Q
period 2008-09-30
POPULAR INC
filed 2008-11-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6 par value 282,035,628 shares outstanding as of November 4, 2008.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(In thousands, except share information)	September 30, 2008	December 31, 2007	September 30, 2007

ASSETS
Cash and due from banks	$1,183,997	$818,825	$709,056

Money market investments:
Federal funds sold	173,330	737,815	430,000
Securities purchased under agreements to resell	121,613	145,871	180,394
Time deposits with other banks	14,554	123,026	24,703

	309,497	1,006,712	635,097

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	3,256,348	4,249,295	4,742,127
Other investment securities available-for-sale	4,312,394	4,265,840	4,136,368
Investment securities held-to-maturity, at amortized cost (market value as of September 30, 2008 - $716,430; December 31, 2007 - $486,139; September 30, 2007 — $280,072)	719,832	484,466	279,267
Other investment securities, at lower of cost or realizable value (realizable value as of September 30, 2008 - $273,836; December 31, 2007 - $216,819; September 30, 2007 - $179,598)	229,158	216,584	179,376
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	390,181	673,958	569,357
Other trading securities	54,217	93,997	92,801
Loans held-for-sale measured at lower of cost or market value	245,134	1,889,546	423,303

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	—	149,610	160,923
Other loans	26,519,805	28,053,956	33,067,301
Less — Unearned income	183,770	182,110	330,723
Allowance for loan losses	726,480	548,832	600,273

	25,609,555	27,472,624	32,297,228

Premises and equipment, net	620,469	588,163	580,768
Other real estate	72,605	81,410	133,508
Accrued income receivable	197,549	216,114	290,916
Servicing assets (at fair value on September 30, 2008 - $127,827; December 31, 2007 - $191,624; September 30, 2007 - $193,255)	132,484	196,645	196,992
Other assets (See Note 9)	1,412,219	1,456,994	1,244,689
Goodwill	608,172	630,761	668,807
Other intangible assets	67,662	69,503	100,471
Assets from discontinued operations (See Note 3)	968,669	—	—

	$40,390,142	$44,411,437	$47,280,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,065,720	$4,510,789	$3,975,383
Interest bearing	23,845,677	23,823,689	22,626,132

	27,911,397	28,334,478	26,601,515
Federal funds purchased and assets sold under agreements to repurchase	3,730,039	5,437,265	6,287,303
Other short-term borrowings	507,011	1,501,979	1,414,897
Notes payable	4,242,487	4,621,352	8,314,791
Other liabilities	811,253	934,372	857,795
Liabilities from discontinued operations (See Note 3)	180,373	—	—

	37,382,560	40,829,446	43,476,301

Commitments and contingencies (See Note 17)

Minority interest in consolidated subsidiaries	109	109	109

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 Class A shares issued and outstanding in all periods presented; 16,000,000 Class B shares issued and outstanding at September 30, 2008	586,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 295,335,063 shares issued (December 31, 2007 — 293,651,398; September 30, 2007 — 292,993,474) and 281,708,260 outstanding (December 31, 2007 — 280,029,215; September 30, 2007 — 279,597,529)	1,772,010	1,761,908	1,757,961
Surplus	564,021	568,184	536,129
Retained earnings	384,062	1,319,467	1,689,384
Accumulated other comprehensive loss, net of tax of ($22,374) (December 31, 2007 — ($15,438); September 30, 2007 — ($56,551))	(91,983)	(46,812)	(161,061)
Treasury stock — at cost, 13,626,803 shares (December 31, 2007 — 13,622,183; September 30, 2007 — 13,395,945)	(207,512)	(207,740)	(205,567)

	3,007,473	3,581,882	3,803,721

	$40,390,142	$44,411,437	$47,280,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2008	2007	2008	2007

INTEREST INCOME:
Loans	$457,905	$523,794	$1,421,937	$1,521,424
Money market investments	3,447	6,807	13,651	17,168
Investment securities	84,790	109,019	261,649	334,992
Trading account securities	9,339	10,163	35,344	27,244

	555,481	649,783	1,732,581	1,900,828

INTEREST EXPENSE:
Deposits	165,611	196,825	528,596	552,657
Short-term borrowings	37,233	108,971	137,824	340,162
Long-term debt	28,355	12,341	75,823	39,667

	231,199	318,137	742,243	932,486

Net interest income	324,282	331,646	990,338	968,342
Provision for loan losses	252,160	86,340	602,561	219,477

Net interest income after provision for loan losses	72,122	245,306	387,777	748,865
Service charges on deposit accounts	52,433	49,704	155,319	146,567
Other service fees (See Note 18)	95,302	89,863	306,649	265,712
Net (loss) gain on sale and valuation adjustments of investment securities	(9,132)	(776)	69,430	112,842
Trading account profit	6,669	9,239	38,547	29,765
Gain on sale of loans and valuation adjustments on loans held-for-sale	6,522	6,975	25,696	40,224
Other operating income	36,134	21,920	92,836	87,968

	260,050	422,231	1,076,254	1,431,943

OPERATING EXPENSES:
Personnel costs:
Salaries	118,948	116,169	360,963	357,706
Pension, profit sharing and other benefits	29,282	29,104	98,552	100,068

	148,230	145,273	459,515	457,774
Net occupancy expenses	26,510	27,083	81,218	76,185
Equipment expenses	26,305	28,324	84,312	87,259
Other taxes	13,301	12,766	39,905	35,644
Professional fees	31,780	29,498	88,964	87,689
Communications	12,574	15,115	38,137	44,669
Business promotion	16,216	27,479	51,064	83,410
Printing and supplies	3,269	3,760	10,763	11,536
Other operating expenses	40,764	27,429	113,722	81,176
Amortization of intangibles	3,966	2,234	8,948	8,030

	322,915	318,961	976,548	973,372

(Loss) income from continuing operations before income tax	(62,865)	103,270	99,706	458,571
Income tax expense	148,308	23,056	152,467	105,598

(Loss) income from continuing operations	(211,173)	80,214	(52,761)	352,973
Loss from discontinued operations, net of tax (See Note 3)	(457,370)	(44,211)	(488,242)	(123,373)

NET (LOSS) INCOME	$(668,543)	$36,003	$(541,003)	$229,600

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(679,772)	$33,024	$(561,213)	$220,665

(LOSSES) EARNINGS PER COMMON SHARE — BASIC AND DILUTED:
(Losses) income from continuing operations	$(0.79)	$0.28	$(0.26)	$1.23
Losses from discontinued operations	(1.63)	(0.16)	(1.74)	(0.44)

Net (loss) income	$(2.42)	$0.12	$(2.00)	$0.79

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.16	$0.40	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2008	2007

Preferred stock:
Balance at beginning of year	$186,875	$186,875
Issuance of preferred stock	400,000	—

Balance at end of period	586,875	186,875

Common stock:
Balance at beginning of year	1,761,908	1,753,146
Common stock issued under the Dividend Reinvestment Plan	10,102	4,755
Stock options exercised	—	60

Balance at end of period	1,772,010	1,757,961

Surplus:
Balance at beginning of year	568,184	526,856
Common stock issued under the Dividend Reinvestment Plan	5,072	7,835
Issuance cost of preferred stock	(10,065)	—
Stock options expense on unexercised options, net of forfeitures	830	1,289
Stock options exercised	—	149

Balance at end of period	564,021	536,129

Retained earnings:
Balance at beginning of year	1,319,467	1,594,144
Net (loss) income	(541,003)	229,600
Cumulative effect of accounting change-adoption of SFAS No. 159 in 2008 (2007-SFAS No. 156 and EITF 06-5)	(261,831)	8,667
Cash dividends declared on common stock	(112,361)	(134,092)
Cash dividends declared on preferred stock	(20,210)	(8,935)

Balance at end of period	384,062	1,689,384

Accumulated other comprehensive loss:
Balance at beginning of year	(46,812)	(233,728)
Other comprehensive (loss) income, net of tax	(45,171)	72,667

Balance at end of period	(91,983)	(161,061)

Treasury stock — at cost:
Balance at beginning of year	(207,740)	(206,987)
Purchase of common stock	(358)	(352)
Reissuance of common stock	586	1,772

Balance at end of period	(207,512)	(205,567)

Total stockholders’ equity	$3,007,473	$3,803,721

Disclosure of changes in number of shares:

	September 30,	December 31,	September 30,
	2008	2007	2007

Preferred Stock:
Balance at beginning of year	7,475,000	7,475,000	7,475,000
New shares issued	16,000,000	—	—

Balance at end of period	23,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	293,651,398	292,190,924	292,190,924
Issued under the Dividend Reinvestment Plan	1,683,665	1,450,410	792,486
Stock options exercised	—	10,064	10,064

Balance at end of period	295,335,063	293,651,398	292,993,474

Treasury stock	(13,626,803)	(13,622,183)	(13,395,945)

Common Stock — outstanding	281,708,260	280,029,215	279,597,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Net (loss) income	$(668,543)	$36,003	$(541,003)	$229,600

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(1,690)	(966)	(2,882)	2,014
Adjustment of pension and postretirement benefit plans	(36)	—	(110)	(519)
Unrealized (losses) gains on securities available-for-sale arising during the period	(13,611)	156,462	(36,048)	100,493
Reclassification adjustment for losses (gains) included in net income	11,704	3	(14,669)	(80)
Unrealized net gains (losses) on cash flow hedges	947	(2,065)	(1,160)	(1,117)
Reclassification adjustment for losses (gains) included in net income	1,169	(164)	2,762	(289)
Cumulative effect of accounting change	—	—	—	(243)

	(1,517)	153,270	(52,107)	100,259
Income tax (expense) benefit	(18)	(39,514)	6,936	(27,592)

Total other comprehensive (loss) income, net of tax	(1,535)	113,756	(45,171)	72,667

Comprehensive (loss) income	$(670,078)	$149,759	$(586,174)	$302,267

Tax Effects Allocated to Each Component of Other Comprehensive (Loss) Income:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Underfunding of pension and postretirement benefit plans	—	—	—	$180
Unrealized losses (gains) on securities available-for-sale arising during the period	$1,694	$(40,302)	$5,374	(28,280)
Reclassification adjustment for losses (gains) included in net income	(959)	(1)	2,165	13
Unrealized net gains (losses) on cash flows hedges	(297)	723	478	371
Reclassification adjustment for losses (gains) included in net income	(456)	66	(1,081)	124

Income tax (expense) benefit	$(18)	$(39,514)	$6,936	$(27,592)

Disclosure of accumulated other comprehensive loss:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Foreign currency translation adjustment	$(37,470)	$(34,588)	$(34,687)

Underfunding of pension and postretirement benefit plans	(51,249)	(51,139)	(69,779)
Tax effect	20,108	20,108	27,214

Net of tax amount	(31,141)	(31,031)	(42,565)

Unrealized (losses) gains on securities available-for-sale	(23,625)	27,092	(111,830)
Tax effect	1,589	(5,950)	28,879

Net of tax amount	(22,036)	21,142	(82,951)

Unrealized losses on cash flows hedges	(2,013)	(3,615)	(1,316)
Tax effect	677	1,280	458

Net of tax amount	(1,336)	(2,335)	(858)

Accumulated other comprehensive loss, net of tax	$(91,983)	$(46,812)	$(161,061)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net (loss) income	$(541,003)	$229,600

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	55,233	59,558
Provision for loan losses	621,552	359,606
Amortization of intangibles	8,948	8,030
Amortization and fair value adjustments of servicing assets	53,679	34,941
Net gain on sale and valuation adjustments of investment securities	(64,010)	(79,857)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	179,482	—
Net gain on disposition of premises and equipment	(23,643)	(5,293)
Net loss (gain) on sale of loans and valuation adjustments on loans held-for-sale	54,527	(37,719)
Net amortization of premiums and accretion of discounts on investments	16,034	15,801
Net amortization of premiums and deferred loan origination fees and costs	40,650	70,645
Fair value adjustment of other assets held-for-sale	103,702	—
Earnings from investments under the equity method	(6,899)	(19,514)
Stock options expense	830	1,339
Deferred income taxes, net of valuation	72,261	(94,581)
Net disbursements on loans held-for-sale	(2,000,449)	(4,007,301)
Acquisitions of loans held-for-sale	(268,718)	(474,269)
Proceeds from sale of loans held-for-sale	1,289,738	3,475,817
Net decrease in trading securities	1,604,345	1,003,078
Net decrease (increase) in accrued income receivable	8,194	(42,675)
Net (increase) decrease in other assets	(245,990)	30,507
Net (decrease) increase in interest payable	(49,180)	4,586
Net increase in postretirement benefit obligation	1,810	2,407
Net (decrease) increase in other liabilities	(35,120)	18,645

Total adjustments	1,416,976	323,751

Net cash provided by operating activities	875,973	553,351

Cash flows from investing activities:
Net decrease (increase) in money market investments	697,215	(266,954)
Purchases of investment securities:
Available-for-sale	(3,875,390)	(67,920)
Held-to-maturity	(4,958,286)	(17,026,831)
Other	(166,641)	(47,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	2,377,740	1,066,304
Held-to-maturity	4,724,818	16,844,551
Other	154,067	17,071
Proceeds from sale of investment securities available-for-sale	2,444,509	37,352
Proceeds from sale of other investment securities	49,341	246,352
Net disbursements on loans	(976,109)	(1,137,982)
Proceeds from sale of loans	1,984,860	16,367
Acquisition of loan portfolios	(4,505)	(22,312)
Assets acquired, net of cash	—	(2,378)
Mortgage servicing rights purchased	(3,628)	(25,596)
Acquisition of premises and equipment	(112,196)	(69,607)
Proceeds from sale of premises and equipment	49,366	29,501
Proceeds from sale of foreclosed assets	87,280	113,776

Net cash provided by (used in) investing activities	2,472,441	(296,092)

Cash flows from financing activities:
Net (decrease) increase in deposits	(400,901)	2,150,668
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(1,707,225)	524,858
Net decrease in other short-term borrowings	(994,969)	(2,619,228)
Payments of notes payable	(1,312,938)	(1,245,332)
Proceeds from issuance of notes payable	1,182,917	821,087
Dividends paid	(154,877)	(142,898)
Proceeds from issuance of common stock	15,174	12,836
Proceeds from issuance of preferred stock	389,935	—
Treasury stock acquired	(358)	(352)

Net cash used in financing activities	(2,983,242)	(498,361)

Net increase (decrease) in cash and due from banks	365,172	(241,102)
Cash and due from banks at beginning of period	818,825	950,158

Cash and due from banks at end of period	$1,183,997	$709,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note:	The Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner for loan products. PFH operations were discontinued in the third quarter of 2008. Disclosures on the discontinued operations as well as recent restructuring plans in the BPNA and E-LOAN subsidiaries are included in Notes 3 and 27 of these consolidated financial statements. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 25 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the 2008 presentation, including retrospectively adjusting certain information of the consolidated statement of operations to present in a separate line item the results of discontinued operations from prior periods presented.
The statement of condition data as of December 31, 2007 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of September 30, 2008, December 31, 2007 and September 30, 2007 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2007, included in the Corporation’s 2007 Annual Report. The Corporation’s Form 10-K filed on February 29, 2008 incorporates by reference the 2007 Annual Report.
Note 2 — Recent Accounting Developments
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 13 to these consolidated financial statements for the disclosures required for the quarter and nine months ended September 30, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.
FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.
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
The Corporation elected the fair value option for approximately $1.2 billion of whole loans held-in-portfolio by PFH at adoption date. Additionally, management adopted the fair value option for approximately $287 million of loans and $287 million of bond certificates associated with PFH’s on-balance sheet securitizations that were outstanding as of December 31, 2007. These loans serve as collateral for the bond certificates.
Refer to Note 12 to these consolidated financial statements for the impact of the initial adoption of SFAS No. 159 to beginning retained earnings as of January 1, 2008 and additional disclosures as of September 30, 2008.
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
FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity’s specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors.
FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date. This FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.

FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”
FSP FAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and additional disclosures about the current status of the payment/performance risk of financial guarantees. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Corporation will adopt the provisions of FSP FAS 133-1 and FIN 45-4 in the first quarter 2009. The Corporation does not expect the adoption of the provisions of FSP FAS 133-1 and FIN 45-4 to have any material impact on the Corporation’s financial condition and results of operations.
Note 3 — Discontinued Operations
On August 29, 2008, the Corporation announced that it had entered into an agreement to sell loans, residual interests and servicing related assets of PFH and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. The transaction closed on November 3, 2008. This sale resulted in a reduction in assets, mostly accounted at fair value, of over $900 million, and provided over $700 million in additional liquidity. In addition, on September 18, 2008, the Corporation announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The transaction provided approximately $198 million in cash and resulted in a reduction in unpaid principal balance of loans held at PFH of approximately $309 million.
The above actions and past sales and restructuring plans executed at PFH in the past two years have resulted in the discontinuance of the Corporation’s PFH operations, which were defined as a reportable segment for managerial reporting. This includes exiting all business activities, consisting of loan origination channels and loan servicing functions previously conducted at PFH. As of September 30, 2008, the Corporation reclassified $789 million of net assets of the PFH business to discontinued operations, substantially all of which were classified as held-for-sale as of September 30, 2008.
The proceeds from the PFH asset sales will be used for repayment of the Corporation’s medium-term notes due in 2009 as well as other debt maturities. The Corporation reported a net loss for the discontinued operations of $457.3 million for the third quarter of 2008. The loss included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and the recording of a valuation allowance on deferred tax assets of $171.2 million.
Assets and liabilities of discontinued operations, substantially all of which are classified as held-for-sale, were estimated as follows as of September 30, 2008:

($ in millions)	September 30, 2008

Loans	$626
Servicing rights	37
Servicing advances	280
Residual interests	4
Other	22

Total assets	$969

Secured borrowings	$166
Other liabilities	14

Total liabilities	$180

Net assets	$789

The following table provides financial information for the discontinued operations for the quarter and nine months ended September 30, 2008 and 2007.

	Quarter ended		Nine months ended
($ in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net interest income	$1.6	$28.5	$30.7	$118.1
Provision for loan losses	10.5	61.8	19.0	140.1
Non-interest (loss) income, including fair value adjustments on loans and MSRs	(256.4)	(9.9)	(255.4)	(60.5)
Operating expenses, including reductions in value of servicing advances and other real estate	126.3	28.0	193.0	110.0
Loss on disposition during the period(1)	(53.5)	—	(53.5)	—

Pre-tax loss from discontinued operations	$(445.1)	$(71.2)	$(490.2)	$(192.5)
Income tax expense (benefit)	12.2	(27.0)	(2.0)	(69.1)

Loss from discontinued operations, net of tax	$(457.3)	$(44.2)	$(488.2)	$(123.4)

(1)	Loss on disposition during the period is associated to the sale of manufactured housing loans in September 2008, which included lower of cost or market adjustments at reclassification from loans held-in-portfolio to loans held-for-sale.

As part of these actions at PFH, the Corporation entered into a restructuring plan (the “PFH Discontinuance Restructuring Plan”) to eliminate employment positions, terminate contracts and incur other costs associated with the sale. Further information on the restructuring plan is provided in Note 20 to the consolidated financial statements.
Note 4 — Restrictions on Cash and Due from Banks and Highly-Liquid Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $630 million as of September 30, 2008 (December 31, 2007 — $678 million; September 30, 2007 — $588 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at September 30, 2008, the Corporation had securities with a market value of $275 thousand (December 31, 2007 - securities with a market value of $273 thousand; September 30, 2007 — securities with a market value of $397 thousand); segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities were classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Regulatory Act, as of September 30, 2008, December 31, 2007, and September 30, 2007, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of September 30, 2008, the Corporation maintained restricted cash of $1.9 million as collateral (December 31, 2007 — $1.9 million; September 30, 2007 — $1.9 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of September 30, 2008, the Corporation had restricted cash of $3.2 million (December 31, 2007 - $3.5 million) to support a letter of credit related to a service settlement agreement.

Note 5 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Investment securities available-for-sale, at fair value	$2,647,930	$2,944,643	$3,222,644
Investment securities held-to-maturity, at amortized cost	—	339	340
Loans held-for-sale measured at lower of cost or market value	36,218	42,428	41,266
Loans held-in-portfolio	7,686,937	8,489,814	11,482,585

Total pledged assets from continuing operations	$10,371,085	$11,477,224	$14,746,835

Pledged assets from discontinued operations (loans) (1)	$160,115	—	—

(1)	Included as part of “Assets from discontinued operations” in the consolidated statement of condition as of September 30, 2008.

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 6 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of September 30, 2008, December 31, 2007 and September 30, 2007 were as follows:

	AS OF SEPTEMBER 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$458,990	$5,219	—	$464,209
Obligations of U.S. Government sponsored entities	4,566,004	28,505	$9,670	4,584,839
Obligations of Puerto Rico, States and political subdivisions	104,227	165	2,691	101,701
Collateralized mortgage obligations	1,588,249	2,281	37,687	1,552,843
Mortgage-backed securities	855,377	5,225	10,084	850,518
Equity securities	19,520	102	4,990	14,632

	$7,592,367	$41,497	$65,122	$7,568,742

		AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$476,104	$3	$5,011	$471,096
Obligations of U.S. Government sponsored entities	5,450,028	52,971	5,885	5,497,114
Obligations of Puerto Rico, States and political subdivisions	103,206	470	2,184	101,492
Collateralized mortgage obligations	1,403,292	3,754	10,506	1,396,540
Mortgage-backed securities	1,017,302	4,690	11,864	1,010,128
Equity securities	33,299	690	36	33,953
Others	4,812	—	—	4,812

	$8,488,043	$62,578	$35,486	$8,515,135

		AS OF SEPTEMBER 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$497,893	$41	$22,114	$475,820
Obligations of U.S. Government sponsored entities	5,871,339	2,628	55,613	5,818,354
Obligations of Puerto Rico, States and political subdivisions	109,289	420	2,871	106,838
Collateralized mortgage obligations	1,479,951	3,216	13,798	1,469,369
Mortgage-backed securities	969,023	3,190	22,738	949,475
Equity securities	46,100	1,780	6,598	41,282
Others	16,730	627	—	17,357

	$8,990,325	$11,902	$123,732	$8,878,495

The table below shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008, December 31, 2007 and September 30, 2007.

	AS OF SEPTEMBER 30, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$1,853,632	$9,670	$1,843,962
Obligations of Puerto Rico, States and political subdivisions	50,204	453	49,751
Collateralized mortgage obligations	896,593	14,019	882,574
Mortgage-backed securities	257,872	2,388	255,484
Equity securities	13,880	4,980	8,900

	$3,072,181	$31,510	$3,040,671

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,011	$2,238	$41,773
Collateralized mortgage obligations	414,813	23,668	391,145
Mortgage-backed securities	270,609	7,696	262,913
Equity securities	29	10	19

	$729,462	$33,612	$695,850

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$1,853,632	$9,670	$1,843,962
Obligations of Puerto Rico, States and political subdivisions	94,215	2,691	91,524
Collateralized mortgage obligations	1,311,406	37,687	1,273,719
Mortgage-backed securities	528,481	10,084	518,397
Equity securities	13,909	4,990	8,919

	$3,801,643	$65,122	$3,736,521

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$67,107	$185	$66,922
Obligations of Puerto Rico, States and political subdivisions	2,600	2	2,598
Collateralized mortgage obligations	349,084	2,453	346,631
Mortgage-backed securities	99,328	667	98,661
Equity securities	28	10	18

	$518,147	$3,317	$514,830

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,807,457	5,700	1,801,757
Obligations of Puerto Rico, States and political subdivisions	65,642	2,182	63,460
Collateralized mortgage obligations	430,034	8,053	421,981
Mortgage-backed securities	656,879	11,197	645,682
Equity securities	300	26	274

	$3,426,423	$32,169	$3,394,254

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,874,564	5,885	1,868,679
Obligations of Puerto Rico, States and political subdivisions	68,242	2,184	66,058
Collateralized mortgage obligations	779,118	10,506	768,612
Mortgage-backed securities	756,207	11,864	744,343
Equity securities	328	36	292

	$3,944,570	$35,486	$3,909,084

	AS OF SEPTEMBER 30, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$106,914	$3,960	$102,954
Obligations of Puerto Rico, States and political subdivisions	22,680	411	22,269
Collateralized mortgage obligations	283,814	1,869	281,945
Mortgage-backed securities	22,328	399	21,929
Equity securities	22,638	6,572	16,066

	$458,374	$13,211	$445,163

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$478,436	$22,114	$456,322
Obligations of U.S. Government sponsored entities	5,212,523	51,653	5,160,870
Obligations of Puerto Rico, States and political subdivisions	50,235	2,460	47,775
Collateralized mortgage obligations	576,852	11,929	564,923
Mortgage-backed securities	818,782	22,339	796,443
Equity securities	300	26	274

	$7,137,128	$110,521	$7,026,607

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$478,436	$22,114	$456,322
Obligations of U.S. Government sponsored entities	5,319,437	55,613	5,263,824
Obligations of Puerto Rico, States and political subdivisions	72,915	2,871	70,044
Collateralized mortgage obligations	860,666	13,798	846,868
Mortgage-backed securities	841,110	22,738	818,372
Equity securities	22,938	6,598	16,340

	$7,595,502	$123,732	$7,471,770

As of September 30, 2008, “Obligations of Puerto Rico, States and political subdivisions” include approximately $48 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) in the Corporation’s investment securities portfolios. The rating on these bonds by Moody’s Investors Service (“Moody’s”) is Ba1, one notch below investment grade, while Standard & Poor’s (“S&P”) rates them as investment grade. As of September 30, 2008, these Appropriation Bonds represented approximately $2.2 million in net unrealized losses in the Corporation’s investment securities portfolios. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities as of September 30, 2008, except for the obligations of the Puerto Rico government described above and certain equity securities which have recently declined in value during 2008, are primarily associated with collateralized mortgage obligations and government sponsored-issued mortgage-backed securities. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly-liquid securities, which possess a large and efficient secondary market. Management believes that the unrealized losses in these available-for-sale securities as of September 30, 2008 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the nine months ended September 30, 2008 and September 30, 2007, the Corporation recognized through earnings approximately $9.1 million and $7.6 million, respectively, in losses in equity securities classified as available-for-sale that management considered to be other-than-temporarily impaired.
The following table states the names of issuers and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), in which the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	September 30, 2008		December 31, 2007		September 30, 2007
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,129,613	$1,120,659	$1,132,834	$1,128,544	$1,184,225	$1,169,857
FHLB	4,936,497	4,953,787	5,649,729	5,693,170	5,841,614	5,788,544
Freddie Mac	828,800	815,104	918,976	913,609	954,598	944,533

Note 7 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of September 30, 2008, December 31, 2007 and September 30, 2007 were as follows:

	AS OF SEPTEMBER 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$526,486	$11	—	$526,497
Obligations of Puerto Rico, States and political subdivisions	184,671	171	$3,618	181,224
Collateralized mortgage obligations	251	—	14	237
Others	8,424	50	2	8,472

	$719,832	$232	$3,634	$716,430

	AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$395,974	$15	$1,497	$394,492
Obligations of Puerto Rico, States and political subdivisions	76,464	3,108	26	79,546
Collateralized mortgage obligations	310	—	17	293
Others	11,718	94	4	11,808

	$484,466	$3,217	$1,544	$486,139

	AS OF SEPTEMBER 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	—	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	71,465	$1,400	148	72,717
Collateralized mortgage obligations	331	—	18	313
Others	11,281	—	358	10,923

	$279,267	$1,400	$595	$280,072

The following table shows the Corporation’s amortized cost, gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008, December 31, 2007 and September 30, 2007:

	AS OF SEPTEMBER 30, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$48,644	$3,618	$45,026

	$48,644	$3,618	$45,026

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$251	$14	$237
Others	1,000	2	998

	$1,251	$16	$1,235

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$48,644	$3,618	$45,026
Collateralized mortgage obligations	251	14	237
Others	1,000	2	998

	$49,895	$3,634	$46,261

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Others	1,250	1	1,249

	$199,262	$1,524	$197,738

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$310	$17	$293
Others	1,250	3	1,247

	$1,560	$20	$1,540

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Collateralized mortgage obligations	310	17	293
Others	2,500	4	2,496

	$200,822	$1,544	$199,278

	AS OF SEPTEMBER 30, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	1,545	24	1,521
Others	6,225	354	5,871

	$203,960	$449	$203,511

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,460	$124	$23,336
Collateralized mortgage obligations	331	18	313
Others	1,250	4	1,246

	$25,041	$146	$24,895

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	25,005	148	24,857
Collateralized mortgage obligations	331	18	313
Others	7,475	358	7,117

	$229,001	$595	$228,406

Management believes that the unrealized losses in the held-to-maturity portfolio as of September 30, 2008 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.
Note 8 — Mortgage Servicing Rights
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
Classes of mortgage servicing rights were determined based on the different markets or types of assets being serviced. Under the fair value accounting method of SFAS No. 156, purchased MSRs and MSRs resulting from asset transfers are capitalized and carried at fair value.
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
The MSRs of PFH are included as part of “Assets from discontinued operations” in the consolidated statement of condition as of September 30, 2008. The MSRs related to PFH operations were valued as of September 30, 2008 by allocating a portion of the estimated fair value of the servicing related assets to be sold to Goldman Sachs, which was based on the purchase price terms under the agreement.
The changes in MSRs measured using the fair value method for the nine months ended September 30, 2008 and September 30, 2007 were:

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH (2)	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	3,628	—	3,628
Servicing from securitizations or asset transfers	22,033	—	22,033
Changes due to payments on loans (1)	(8,136)	(20,298)	(28,434)
Changes in fair value due to changes in valuation model inputs or assumptions	(310)	(23,304)	(23,614)

Fair value as of September 30, 2008	$127,827	$37,410	$165,237

(1)	Represents changes due to collection / realization of expected cash flows over time.

(2)	MSRs for PFH are included as part of “Assets from discontinued operations” in the consolidated statement of condition as of September 30, 2008.

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	3,345	22,251	25,596
Servicing from securitizations or asset transfers	17,682	8,040	25,722
Changes due to payments on loans (1)	(6,821)	(29,285)	(36,106)
Changes in fair value due to changes in valuation model inputs or assumptions	4,276	(1,636)	2,640
Other changes	—	(66)	(66)

Fair value as of September 30, 2007	$109,913	$83,342	$193,255

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $20.0 billion as of September 30, 2008 (December 31, 2007 — $20.5 billion; September 30, 2007 — $18.1 billion).
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
The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.
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

Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended September 30, 2008 and year ended December 31, 2007 were:

	September 30, 2008	December 31, 2007

Prepayment speed	8.9%	9.5%
Weighted average life	11.3 years	10.6 years
Discount rate (annual rate)	11.1%	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows:

	Originated MSRs
(In thousands)	September 30, 2008	December 31, 2007

Fair value of retained interests	$110,026	$86,453
Weighted average life	11.3 years	12.5 years
Weighted average prepayment speed (annual rate)	8.8%	8.0%
Impact on fair value of 10% adverse change	$(3,972)	$(1,983)
Impact on fair value of 20% adverse change	$(7,143)	$(3,902)
Weighted average discount rate (annual rate)	11.48%	10.83%
Impact on fair value of 10% adverse change	$(3,453)	$(2,980)
Impact on fair value of 20% adverse change	$(6,072)	$(5,795)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	September 30, 2008	December 31, 2007

Fair value of retained interests	$17,801	$24,159
Weighted average life of collateral	6.5 years	12.4 years
Weighted average prepayment speed (annual rate)	15.5%	8.0%
Impact on fair value of 10% adverse change	$(922)	$(719)
Impact on fair value of 20% adverse change	$(1,638)	$(1,407)
Weighted average discount rate (annual rate)	12.3%	10.8%
Impact on fair value of 10% adverse change	$(713)	$(956)
Impact on fair value of 20% adverse change	$(1,240)	$(1,846)

The sensitivity analyses presented in the tables above for servicing rights are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Popular Financial Holdings
As indicated previously, as of September 30, 2008, all of PFH’s MSRs were part of the discontinued operations. Given that their sale became effective on November 3, 2008, these financial statements do not include sensitivity analyses for PFH’s MSRs as of the end of the third quarter of 2008 since they were not considered relevant.
Key economic assumptions used to estimate the fair value of MSRs derived from securitization transactions and the sensitivity to immediate changes in those assumptions as of December 31, 2007 are presented below.

	December 31, 2007
	Originated MSRs
	Fixed-rate	ARM
(In thousands)	loans	loans

Carrying amount of retained interests (fair value)	$47,243	$11,335
Weighted average life of collateral	4.3 years	2.6 years
Weighted average prepayment speed (annual rate)	20.7%	30.0%
Impact on fair value of 10% adverse change	$(192)	$272
Impact on fair value of 20% adverse change	$(886)	$688
Weighted average discount rate (annual rate)	17.0%	17.0%
Impact on fair value of 10% adverse change	$(1,466)	$(225)
Impact on fair value of 20% adverse change	$(2,846)	$(441)

PFH, as servicer, collects prepayment penalties on a substantial portion of the underlying serviced loans. As such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.
PFH also owns servicing rights purchased from other institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of December 31, 2007 are presented below.

	December 31, 2007
	Purchased MSRs
	Fixed-rate	ARM
(In thousands)	loans	loans

Carrying amount of retained interests (fair value)	$7,808	$14,626
Weighted average life of collateral	4.7 years	3.4 years
Weighted average prepayment speed (annual rate)	18.3%	25.2%
Impact on fair value of 10% adverse change	$(329)	$(719)
Impact on fair value of 20% adverse change	$(631)	$(1,377)
Weighted average discount rate (annual rate)	17.0%	17.0%
Impact on fair value of 10% adverse change	$(330)	$(509)
Impact on fair value of 20% adverse change	$(633)	$(981)

Note 9 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Net deferred tax assets (net of valuation allowance)	$663,260	$525,369	$420,288
Securitization advances and related assets (1)	—	168,599	82,980
Bank-owned life insurance program	222,298	215,171	212,698
Prepaid expenses	153,698	188,237	187,725
Investments under the equity method	117,766	89,870	85,806
Derivative assets	50,335	76,958	64,981
Trade receivables from brokers and counterparties	17,100	1,160	8,714
Others	187,762	191,630	181,497

Total	$1,412,219	$1,456,994	$1,244,689

(1)	Securitization advances and related assets are included as part of “Assets from discontinued operations” as of September 30, 2008. Refer to Note 3 to the consolidated financial statements.

Note 10 — Derivative Instruments and Hedging
Refer to Note 30 to the consolidated financial statements included in the 2007 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities during the third quarter of 2008.
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$139,500	$1,137	$439	$426	—

Liability Hedges
Interest rate swaps	$200,000	—	$2,711	$(1,762)	—

	As of December 31, 2007
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$142,700	$169	$509	$(207)	—

Liability Hedges
Interest rate swaps	$200,000	—	$3,179	$(2,066)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forward contracts are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding as of September 30, 2008 have a maximum remaining maturity of 79 days.

The Corporation also has designated as cash flow hedges, interest rate swap contracts that convert floating rate debt into fixed rate debt by minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swap contracts have a maximum remaining maturity of 6.3 months.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding as of September 30, 2008 and December 31, 2007 were as follows:

As of September 30, 2008
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$292,531	$1,106	$888
Interest rate swaps associated with:
- bond certificates offered in an on-balance sheet securitization	63,369	—	2,532
- swaps with corporate clients	1,003,508	29,280	—
- swaps offsetting position of corporate client swaps	933,893	—	27,938
Foreign currency and exchange rate commitments w/ clients	106	3	—
Foreign currency and exchange rate commitments w/ counterparty	106	—	3
Interest rate caps	128,300	612	—
Interest rate caps for benefit of corporate clients	128,300	—	612
Indexed options on deposits	208,557	19,151	—
Bifurcated embedded options	182,507	—	18,402
Mortgage rate lock commitments	101,434	6	558

Total	$3,042,611	$50,158	$50,933

As of December 31, 2007
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$693,096	$74	$3,232
Interest rate swaps associated with:
- short-term borrowings	200,000	—	1,129
- bond certificates offered in an on-balance sheet securitization	185,315	—	2,918
- swaps with corporate clients	802,008	—	24,593
- swaps offsetting position of corporate client swaps	802,008	24,593	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	146	—	1
Foreign currency and exchange rate commitments w/ counterparty	146	2	—
Interest rate caps	150,000	27	—
Interest rate caps for benefit of corporate clients	50,000	—	18
Indexed options on deposits	211,267	45,954	—
Indexed options on S&P Notes	31,152	5,962	—
Bifurcated embedded options	218,327	—	50,227
Mortgage rate lock commitments	148,501	258	386

Total	$3,525,429	$76,870	$82,504

Interest Rates Swaps
The Corporation has an interest rate swap outstanding with a notional amount of $63 million to economically hedge the payments of certificates issued as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized gains of $25 thousand for the third quarter and $0.4 million for the nine months ended September 30, 2008 due to changes in the fair value of this swap. The Corporation recognized losses of $3.8 million for the third quarter and $1.8 million for the nine months ended September 30, 2007 due to changes in its fair value.
In addition, the Corporation also enters into interest rate swaps in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures.

Interest Rate Caps
The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions with creditworthy counterparts under the same terms and conditions thus minimizing its market and credit risks.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sales agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair market value with changes directly reported in income as part of gain on sale of loans. For the quarter and nine months ended September 30, 2008, losses of $1.1 million and gains of $1.1 million, respectively, were recognized due to changes in fair value of these forward sales commitments. For the quarter and nine months ended September 30, 2007, losses of $3.7 million and $2.1 million, respectively, were recognized due to changes in fair value of these forward sales commitments. Additionally, the Corporation has forward commitments to hedge the changes in fair value of certain MBS securities classified as trading securities. For the quarter and nine months ended September 30, 2008, the Corporation recognized gains of $0.9 million and $2.3 million, respectively, due to changes in the fair value of these forward commitments, which were recognized as part of trading gains and losses. For the quarter and nine months ended September 30, 2007, losses of $0.5 million and $0.7 million, respectively, were recognized due to changes in fair value of these forward commitments.
Mortgage Rate Lock Commitments
The Corporation has mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed for a specified period of time. The mortgage rate lock commitments are accounted as derivatives pursuant to SFAS No. 133. These contracts are recognized at fair value with changes directly reported in income as part of gain on sale of loans. For the quarter and nine months ended September 30, 2008, gains of $0.1 million and losses of $0.4 million, respectively, were recognized due to changes in fair value of these commitments. For the quarter and nine months ended September 30, 2007, the Corporation recognized gains of $1.9 million and $0.4 million, respectively, related to these commitments.
Note 11 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2007, allocated by reportable segments, were as follows (refer to Note 25 for the definition of the Corporation’s reportable segments):

2008
			Purchase
	Balance at	Goodwill	accounting		Balance at
(In thousands)	January 1, 2008	acquired	adjustments	Other	September 30, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	$(3,631)	—	$31,740
Consumer and Retail Banking	136,407	—	(17,796)	—	118,611
Other Financial Services	8,621	$153	3	$12	8,789
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	46,125	1,000	85	(2,415)	44,795

Total Popular, Inc.	$630,761	$1,153	$(21,339)	$(2,403)	$608,172

2007
	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	September 30, 2007

Banco Popular de Puerto Rico:
Commercial Banking	$14,674	—	—	$14,674
Consumer and Retail Banking	34,999	—	—	34,999
Other Financial Services	4,391	—	—	4,391
Banco Popular North America:
Banco Popular North America	568,647	—	—	568,647
E-LOAN	—	—	—	—
EVERTEC	45,142	$1,137	$(183)	46,096

Total Popular, Inc.	$667,853	$1,137	$(183)	$668,807

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the nine months ended September 30, 2008 at the BPPR reportable segment were mostly related to the acquisition of Citibank’s retail branches in Puerto Rico (acquisition completed in December 2007). The reduction in goodwill in the EVERTEC reportable segment during the nine months ended September 30, 2008 was the result of the sale of substantially all assets of EVERTEC’s health processing division during the third quarter of 2008.
During the third quarter of 2008, management completed the annual goodwill impairment tests for the Corporation's significant reporting units (BPPR and BPNA). Based on the results of the impairment tests, management concluded that goodwill at those reporting units is not impaired. The first step of the goodwill impairment test required by SFAS No. 142, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The carrying amount of BPNA exceeded its fair value, thus the second step of the goodwill impairment test was performed for that reporting unit. The second step, which is used to measure the amount of impairment loss, if any, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. Based on the results of the second step, management concluded that there was no goodwill impairment to be recognized by BPNA. Management monitors events or circumstances that could trigger a test for impairment between annual tests.
As of September 30, 2008, other than goodwill, the Corporation had $17 million of identifiable intangibles with indefinite useful lives (December 31, 2007 — $17 million; September 30, 2007 — $65 million).
The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2008		December 31, 2007		September 30, 2007
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$71,238	$28,446	$66,381	$23,171	$46,302	$22,836

Other customer relationships	12,898	7,105	13,421	5,753	15,021	5,192

Other intangibles	7,534	5,663	5,118	3,763	6,074	3,509

Total	$91,670	$41,214	$84,920	$32,687	$67,397	$31,537

During the quarter and nine months ended September 30, 2008, the Corporation recognized $4 million and $9 million, respectively, in amortization expense related to other intangible assets with definite lives (September 30, 2007 — $2 million and $8 million in the quarter and nine months ended September 30, 2007, respectively).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2008	$11,695
2009	10,228
2010	8,294
2011	6,939
2012	5,919
Note 12 — Fair Value Option
As indicated in Note 2 to the consolidated financial statements, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. These financial instruments, all of which pertained to the discontinued operations of Popular Financial Holdings, were as follows:
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

Management believed upon adoption of the accounting standard that accounting for these loans at fair value provided a more relevant and transparent measurement of the realizable value of the assets and differentiated the PFH portfolio from the loan portfolios that the Corporation continues to originate through channels other than PFH.

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
Excluding the PFH loans elected for the fair value option as described above, PFH’s reportable segment held approximately $1.8 billion of additional loans at the time of fair value option election on January 1, 2008. Of these remaining loans, at adoption date, $1.4 billion were classified as loans held-for-sale and were not subject to the fair value option as the loans were intended to be sold to an institutional buyer during the first quarter of 2008. These loans were sold in March 2008. The remaining $0.4 billion in other loans held-in-portfolio at PFH as of that same date consisted principally of a small portfolio of auto loans that was acquired from E-LOAN, warehousing revolving lines of credit with monthly advances and pay-downs, and construction credit agreements in which the permanent financing will be provided by a lender other than PFH.
There were no other assets or liabilities elected for the fair value option after January 1, 2008.
Upon adoption of SFAS No. 159 the Corporation recognized a $262 million negative after-tax adjustment ($409 million before tax) to beginning retained earnings due to the transitional adjustment for electing the fair value option, as detailed in the following table.

		Cumulative effect
	January 1, 2008	adjustment to	January 1, 2008
	(Carrying value	January 1, 2008	fair value
	prior to	retained earnings –	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	$(494,180)	$987,117

Notes payable (bond certificates)	$(286,611)	$85,625	$(200,986)

Pre-tax cumulative effect of adopting fair value option accounting		$(408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		$(261,831)

As of January 1, 2008, the Corporation eliminated $37 million in allowance for loan losses associated to the loan portfolio elected for fair value option accounting and recognized it as part of the cumulative effect adjustment.
The following table presents the differences as of September 30, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable for which the fair value option has been elected. Also, the table presents information of non-accruing loans accounted under the fair value option.

	Aggregate fair value	Aggregate UPB
	as of	as of	Unrealized
(In thousands)	September 30, 2008	September 30, 2008	(loss) gain

Loans	$583,812	$1,145,717	$(561,905)

Loans past due 90 days or more	$64,802	$185,433	$(120,631)

Non-accrual loans (1)	$64,802	$185,433	$(120,631)

Notes payable (bond certificates)	$(166,436)	$(242,883)	$76,447

(1)	It is the Corporation’s policy to recognize interest income separately from other changes in fair value. Interest income on these loans was included as part of “Loss from discontinued operations, net of tax” in the consolidated statement of operations and is based on the note’s contractual rate. Interest income is reversed, if necessary, in accordance with the Corporation’s non-accruing policy for each particular loan type.

During the quarter and nine-months ended September 30, 2008, the Corporation recognized $137.2 million and $169.8 million, respectively, in losses attributable to changes in the fair value of loans, including net losses attributable to changes in instrument-specific credit spreads. During the quarter and nine months ended September 30, 2008, the Corporation recognized $3.4 million and $9.6 million, respectively, in losses attributable to changes in the fair value of notes payable (bond certificates). These losses were included in the caption “Loss from discontinued operations, net of tax” in the consolidated statement of operations.
These financial instruments are included as part of “Assets / Liabilities from discontinued operations” in the consolidated statement of condition as of September 30, 2008. PFH, which held the SFAS No. 159 loan portfolio, was financed primarily by advances from its holding company, Popular North America (“PNA”). In turn, PNA depended totally on the capital markets to raise financing to meet its financial obligations. Given the mounting pressure to address PNA’s liquidity needs and the continuing problems with accessing the U.S. capital markets given the current unprecedented market conditions, management decided that the only viable option available to permanently raise the liquidity required by PNA was to sell PFH assets. This decision was taken in the third quarter of 2008.
Note 13 — Fair Value Measurement
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

Fair Value on a Recurring Basis
The following fair value hierarchy table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	At September 30, 2008
	Quoted prices
	in active	Significant
	markets for	other	Significant	Balance as
	identical assets	observable	unobservable	of
	or liabilities	inputs	inputs	September
(In millions)	Level 1	Level 2	Level 3	30, 2008

Assets

Continuing Operations
Investment securities available-for-sale	$10	$7,522	$37	$7,569
Trading account securities	—	207	237	444
Derivatives	—	51	—	51
Mortgage servicing rights	—	—	128	128
Discontinued Operations
Loans measured at fair value (SFAS No. 159)	—	—	584	584
Residual interests — trading	—	—	4	4
Mortgage servicing rights	—	—	37	37

Total	$10	$7,780	$1,027	$8,817

Liabilities

Continuing Operations
Derivatives	—	$(52)	—	$(52)
Discontinued Operations
Notes payable measured at fair value (SFAS No. 159)	—	—	$(166)	(166)
Derivatives	—	(2)	—	(2)

Total	—	$(54)	$(166)	$(220)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and nine months ended September 30, 2008:

	Quarter ended September 30, 2008
							Changes in
							unrealized
							gains
							(losses)
							included in
					Purchases,		earnings
					sales,		related to
				Increase	issuances,		assets and
			Gains (losses)	(decrease)	settlements,		liabilities
		Gains	included in	in accrued	paydowns	Balance as	still held as
	Balance	(losses)	other	interest	and	of	of
	as of June	included in	comprehensive	receivable	maturities	September	September
(In millions)	30, 2008	earnings	income	/ payable	(net)	30, 2008	30, 2008

Assets

Continuing Operations
Investment securities available-for-sale	$39	—	$(1)	—	$(1)	$37	—	(a	)
Trading account securities	310	$1	—	—	(74)	237	$(1)	(b	)
Mortgage servicing rights	130	(10)	—	—	8	128	(7)	(d	)
Discontinued Operations
Loans measured at fair value (SFAS No. 159)	845	(137)	—	$(1)	(123)	584	(111)	(c	)
Residual interests – trading	35	(29)	—	—	(2)	4	(32)	(c	)
Mortgage servicing rights	56	(19)	—	—	—	37	(12)	(c	)
Residual interests - available-for-sale	2	(2)	—	—	—	—	—	(c	)

Total	$1,417	$(196)	$(1)	$(1)	$(192)	$1,027	$(163)

Liabilities

Discontinued Operations
Notes payable measured at fair value (SFAS No. 159)	$(174)	$(3)	—	—	$11	$(166)	$(3)	(c	)

Total	$(174)	$(3)	—	—	$11	$(166)	$(3)

(a)	Gains (losses) are included in “Net (loss) gain on sale and valuation adjustments of investment securities” in the statement of operations.

(b)	Gains (losses) are included in “Trading account profit (loss)” in the statement of operations.

(c)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations.

(d)	Gains (losses) are included in “Other service fees” in the statement of operations.

	Nine months ended September 30, 2008
							Changes in
							unrealized
							gains
							(losses)
							included in
					Purchases,		earnings
					sales,		related to
				Increase	issuances,		assets and
			Gains (losses)	(decrease)	settlements,		liabilities
	Balance	Gains	included in	in accrued	paydowns	Balance as	still held as
	as of	(losses)	other	interest	and	of	of
	January 1,	included in	comprehensive	receivable	maturities	September	September
(In millions)	2008	earnings	income	/ payable	(net)	30, 2008	30, 2008

Assets

Continuing Operations
Investment securities available-for-sale	$39	—	—	—	$(2)	$37	—	(a	)
Trading account securities	233	$4	—	—	—	237	$2	(b	)
Mortgage servicing rights	111	(9)	—	—	26	128	(1)	(d	)
Discontinued Operations
Loans measured at fair value (SFAS No. 159)	987	(170)	—	(3)	(230)	584	(96)	(c	)
Residual Interest — trading	40	(32)	—	—	(4)	4	(43)	(c	)
Mortgage servicing rights	81	(44)	—	—	—	37	(23)	(c	)
Residual Interest available-for-sale	4	(4)	—	—	—	—	—	(c	)

Total	$1,495	$(255)	—	$(3)	$(210)	$1,027	$(161)

Liabilities

Discontinued Operations
Notes payable measured at fair value (SFAS No. 159)	$(201)	$(9)	—	—	$44	$(166)	$(9)	(c	)

Total	$(201)	$(9)	—	—	$44	$(166)	$(9)

(a)	Gains (losses) are included in “Net (loss) gain on sale and valuation adjustments of investment securities” in the statement of operations.

(b)	Gains (losses) are included in “Trading account profit (loss)” in the statement of operations.

(c)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations.

(d)	Gains (losses) are included in “Other service fees” in the statement of operations.

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and nine months ended September 30, 2008.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2008 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2008
		Change in unrealized gains
		or losses relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Continuing Operations
Interest income	—	—
Other service fees	$(10)	$(7)
Trading account loss	1	(1)
Discontinued Operations (1)
Interest income	3	—
Other service fees	(19)	(12)
Net loss on sale and valuation adjustments of investment securities	(2)	—
Trading account loss	(32)	(32)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(140)	(114)

Total	$(199)	$(166)

(1)	All income statement amounts for the discontinued operations disclosed in this table are aggregated and included in the line item “Loss from discontinued operations, net of tax” in the consolidated statement of operations.

	Nine months ended September 30, 2008
		Change in unrealized gains
		or losses relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Continuing Operations
Interest income	—	—
Other service fees	$(9)	$(1)
Trading account loss	4	2
Discontinued Operations (1)
Interest income	11	—
Other service fees	(44)	(23)
Net loss on sale and valuation adjustments of investment securities	(4)	—
Trading account loss	(43)	(43)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(179)	(105)

Total	$(264)	$(170)

(1)	All income statement amounts for the discontinued operations disclosed in this table are aggregated and included in the line item “Loss from discontinued operations, net of tax” in the consolidated statement of operations.

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. The adjustments to fair value usually result from the application of lower of cost or market accounting, identification of impaired loans requiring specific reserves under SFAS No. 114, or write-downs of individual assets. The following table presents those financial assets that were subject to a fair value measurement on a non-recurring basis during the nine months ended September 30, 2008 and which are still included in the consolidated statement of condition as of September 30, 2008. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$474	$474
Discontinued Operations
Loans held-for-sale (2)	—	—	42	42
Securitization advances	—	—	280	280

(1)	Relates primarily to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates principally to loans transferred from loans held-in-portfolio to loans held-for-sale. Their lower of cost or market adjustments were principally determined based on negotiated price terms for the loans.

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments presented in Note 13 do not represent management’s estimate of the underlying value of the Corporation.
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
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using present value and option pricing models using observable inputs. The derivatives are substantially classified as Level 2. Other derivatives that are exchange-traded, such as futures and options, or that are liquid and have quoted prices, such as forward contracts or TBA’s, are also classified as Level 2.
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
Assets / Liabilities from discontinued operations
The fair value measurements of assets and liabilities associated to the discontinued operations are mostly derived from the price indicators negotiated in a market transaction with Goldman Sachs, the prospective buyer of substantially all of the assets of the discontinued business as indicated in Note 3 to the consolidated financial statements.

Note 14 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Federal funds purchased	$139,951	$303,492	$690,332
Assets sold under agreements to repurchase	3,590,088	5,133,773	5,596,971

	$3,730,039	$5,437,265	$6,287,303

Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Advances with the FHLB paying interest monthly at fixed rates (September 30, 2007 - 5.14% to 5.17%)	—	$72,000	$172,000

Advances with the FHLB paying interest at maturity at fixed rates ranging from 2.62% to 3.08%	$115,000	570,000	—

Advances under credit facilities with other institutions at a fixed rate of 3.25% (September 30, 2007 – 5.25% to 5.96%)	10,000	487,000	210,000

Commercial paper paying interest at fixed rates (September 30, 2007 - 5.05% to 5.92%)	—	7,329	249,041

Term notes purchased paying interest at maturity at fixed rates ranging from 2.20% to 3.40%	37,232	—	—

Term funds purchased at fixed rates ranging from 2.53% to 2.75% (September 30, 2007 – 5.13% to 5.82%)	343,000	280,000	749,000

Other	1,779	85,650	34,856

	$507,011	$1,501,979	$1,414,897

Note:	Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date.

     Notes payable consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Advances with the FHLB:
-with maturities ranging from 2009 through 2018 paying interest at fixed rates ranging from 2.67% to 6.98% (September 30, 2007 – 2.51% to 6.98%)	$1,241,717	$813,958	$738,099
-maturing in 2008 paying interest monthly at a floating rate of 0.0075% over the 1-month LIBOR rate	—	250,000	250,000

Advances under revolving lines of credit maturing in 2008 paying interest monthly at a floating rate of 0.75% over the 1-month LIBOR rate	—	—	317,926

Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.27% (September 30, 2007 – 0.20% to 0.35%) over the 3-month LIBOR rate	85,000	110,000	154,999

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities ranging from 2008 to 2013 paying interest semiannually at fixed rates ranging from 3.88% to 7.00% (September 30, 2007 – 3.60% to 5.65%)	1,579,509	2,038,259	2,014,323

Term notes with maturities ranging from 2008 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	4,642	6,805	7,502

Term notes maturing in 2009 paying interest quarterly at a floating rate of 0.40% to 3.25% (September 30, 2007 – 0.35% to 0.40%) over the 3-month LIBOR rate	449,880	199,706	349,610

Secured borrowings paying interest monthly at fixed rates ranging from 4.00% to 7.12%	*	59,241	2,381,081

Secured borrowings paying interest monthly at floating rates ranging from 0.06% to 3.51% over the 1-month LIBOR rate	*	227,743	1,189,286

Notes linked to the S&P 500 Index maturing in 2008	—	36,498	37,876

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 15)	849,672	849,672	849,672

Other	28,967	26,370	21,317

Total notes payable from continuing operations	$4,242,487	$4,621,352	$8,314,791

Notes payable from discontinued operations	$166,436

Note:	Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of September 30, 2008 and September 30, 2007, respectively, were as follows: 1-month LIBOR rate = 3.93% and 5.12%; 3-month LIBOR rate = 4.05% and 5.23%; 10-year U.S. Treasury note = 3.83% and 4.59%.

*	These secured borrowings are part of discontinued operations and, therefore, are included in the line item “Liabilities from discontinued operations” in the consolidated statement of condition as of September 30, 2008.

Note 15 – Trust Preferred Securities
As of September 30, 2008 and 2007, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
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

Note 16 — Stockholders’ Equity
The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series.
On May 28, 2008, the Corporation issued 16,000,000 shares of Series B Preferred Stock at a purchase price of $25.00 per share.
The Corporation’s preferred stock outstanding at September 30, 2008 consists of:
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $374 million as of September 30, 2008 (December 31, 2007 — $374 million; September 30, 2007 — $346 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarter and nine months ended September 30, 2008 and 2007.
Note 17 – Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $28 million and $175 million, respectively, as of September 30, 2008 (December 31, 2007 — $26 million and $174 million; September 30, 2007 — $18 million and $196 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of September 30, 2008, the Corporation recorded a liability of $563 thousand (December 31, 2007 - $636 thousand; September 30, 2007 — $721 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. at the holding company level (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries, which aggregated to $2.3 billion as of September 30, 2008 (December 31, 2007 — $2.9 billion and September 30, 2007 — $3.3 billion). In addition, as of

September 30, 2008, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2007 and September 30, 2007 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 18 – Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Credit card fees and discounts	$27,138	$25,975	$81,664	$74,498
Debit card fees	28,170	16,228	79,880	49,184
Processing fees	13,044	11,674	38,587	35,463
Insurance fees	12,378	14,410	38,254	40,624
Sale and administration of investment products	6,890	8,043	25,966	22,614
Mortgage servicing fees, net of amortization and fair value adjustments	(1,407)	4,706	13,809	16,257
Other fees	9,089	8,827	28,489	27,072

Total	$95,302	$89,863	$306,649	$265,712

Note 19 – Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary benefit pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Nine months ended		Quarters ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$2,315	$2,639	$6,945	$8,384	$182	$221	$546	$678
Interest cost	8,611	7,958	25,833	23,890	461	419	1,383	1,258
Expected return on plan assets	(10,169)	(10,532)	(30,507)	(31,589)	(420)	(369)	(1,260)	(1,105)
Amortization of prior service cost	67	52	201	156	(13)	(13)	(39)	(39)
Amortization of net loss	—	—	—	—	172	248	515	743

Net periodic cost	$824	$117	$2,472	$841	$382	$506	$1,145	$1,535
One-time settlement gain	—	—	—	—	(24)	—	(24)
Curtailment gain	—	—	—	(246)	—	—	—	(258)

Total cost	$824	$117	$2,472	$595	$358	$506	$1,121	$1,277

For the nine months ended September 30, 2008, contributions made to the pension and restoration plans amounted to approximately $1.3 million. The total contributions expected to be paid during the year 2008 for the pension and restoration plans amount to approximately $1.8 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Service cost	$485	$578	$1,455	$1,734
Interest cost	1,967	1,889	5,901	5,667
Amortization of prior service cost	(262)	(261)	(786)	(784)

Total net periodic cost	$2,190	$2,206	$6,570	$6,617

For the nine months ended September 30, 2008, contributions made to the postretirement benefit plan amounted to approximately $4.4 million. The total contributions expected to be paid during the year 2008 for the postretirement benefit plan amount to approximately $6.4 million.
Note 20 — Restructuring Plans
PFH Discontinuance Restructuring Plan
As disclosed in Note 3 to the consolidated financial statements, on August 29, 2008, the Corporation announced an agreement to sell loans and servicing assets of PFH and Popular, FS to various Goldman Sachs affiliates. As disclosed in Note 27 to the consolidated financial statements, the transaction closed on November 3, 2008. This sale resulted in a reduction in assets, mostly accounted at fair value, of over $900 million, and provided over $700 million in additional liquidity. In addition, on September 18, 2008, the Corporation announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The transaction provided approximately $198 million in cash and resulted in a reduction in unpaid principal balance of loans held at PFH of approximately $309 million.
As part of the sale of the loans and servicing assets, the Corporation entered into a restructuring plan (the “PFH Discontinuance Restructuring Plan”) to eliminate employment positions, terminate contracts and incur other costs associated with the discontinuance of PFH’s operations. It is anticipated that this Plan will result in estimated combined charges for the Corporation of approximately $14 million, of which $5.1 million was recognized during the third quarter of 2008. The remainder costs consisting of severance bonuses and other employee benefits, lease and other contract termination expenses will be recognized during the fourth quarter of 2008 and early 2009.
Full-time equivalent employees at the PFH reportable segment were 299 as of September 30, 2008, compared with 934 as of September 30, 2007.
During the quarter ended September 30, 2008, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
September 30, 2008	$3,916 (a)	$1,164 (b)	$5,080

Total	$3,916	$1,164	$5,080

(a)	Fixed assets and prepaid expenses

(b)	Severance, retention bonuses and other employee benefits

The PFH Discontinuance Restructuring Plan charges incurred in the third quarter of 2008 are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statement of operations.

PFH Branch Network Restructuring Plan
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit the subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General Financial (“American General”). American General hired certain of Equity One’s consumer services employees and retained certain branch locations. During the quarter ended March 31, 2008, Equity One closed substantially all branches not assumed by American General.
During the quarter and nine months ended September 30, 2008 and as part of this particular restructuring plan, the Corporation incurred certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2008	September 30, 2008

Personnel costs	$63	$8,468	(a)
Net occupancy expenses	—	5,905	(b)
Equipment expenses	—	675
Communications	—	590
Other operating expenses	—	1,021	(c)

Total restructuring charges	$63	$16,659

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs

Also, during the fourth quarter of 2007, and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.
As of September 30, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029
June 30, 2008	—	(433)	(433)
September 30, 2008	—	63	63

Total	$1,892	$16,659	$18,551

The PFH Branch Network Restructuring Plan costs are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations for 2008 and 2007.

The following table presents the changes during 2008 in the reserve for restructuring costs associated with the PFH Branch Network Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	—
Charges in quarter ended March 31	$17,029
Cash payments	(4,728)

Balance at March 31, 2008	12,301
Charges in quarter ended June 30	412
Cash payments	(7,913)
Reversals	(845)

Balance at June 30, 2008	3,955
Charges in quarter ended September 30,	63
Cash payments	(1,615)

Balance as of September 30, 2008	$2,403

E-LOAN Restructuring Plan
As indicated in the 2007 Annual Report, in November 2007, the Corporation began a restructuring plan for its Internet financial services subsidiary E-LOAN (the “E-LOAN Restructuring Plan”). This plan included a substantial reduction of marketing and personnel costs at E-LOAN and changes in E-LOAN’s business model. The changes included concentrating marketing investment toward the Internet and the origination of first mortgage loans that qualified for sale to government sponsored entities (“GSEs”). Also, as a result of escalating credit costs in the current economic environment and lower liquidity in the secondary markets for mortgage related products, in the fourth quarter of 2007, the Corporation determined to hold back the origination by E-LOAN of home equity lines of credit, closed-end second lien mortgage loans and auto loans. Refer to Note 27 to these consolidated financial statements for disclosures on an additional restructuring plan at E-LOAN that was approved by the Corporation’s Board of Directors subsequent to the quarter ended September 30, 2008. The new restructuring plan further reduced the operations conducted at E-LOAN by eliminating loan origination activities.
The E-LOAN Restructuring Plan resulted in charges recorded in the fourth quarter of 2007 amounting to $231.9 million, which included $211.8 million in non-cash impairment losses related to its goodwill and trademark intangible assets.
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the E-LOAN Restructuring Plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and second quarter of 2008.
The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Payments	(4,628)
Reversals	(301)

Balance at March 31, 2008	3,879
Payments	(936)

Balance at June 30, 2008	2,943
Payments	(460)
Reversals	(1,036)

Balance as of September 30, 2008	$1,447

The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.

Note 21 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(In millions)

Balance as of January 1, 2008	$22.2
Additions for tax positions January — March 2008	1.4

Balance as of March 31, 2008	23.6
Additions for tax positions April — June 2008	4.4

Balance as of June 30, 2008	28.0
Additions for tax positions July — September 2008	1.1

Balance as of September 30, 2008	$29.1

As of September 30, 2008, the related accrued interest approximated $4.1 million (September 30, 2007 — $3.2 million). Management determined that as of September 30, 2008 and 2007 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $27.8 million as of September 30, 2008 (September 30, 2007 — $26.0 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of September 30, 2008, the following years remain subject to examination in the U.S. Federal jurisdiction: 2006 and thereafter; and in the Puerto Rico jurisdiction, 2003 and thereafter. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2006. As of September 30, 2008, the IRS has not proposed any adjustment as a result of the audit. Although the outcomes of the tax audits are uncertain, the Corporation believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	September 30,	December 31,
(In thousands)	2008	2007

Deferred tax assets:
Tax credits available for carryforward and other credits available	$76,669	$20,132
Net operating losses carryforward available	361,082	175,349
Deferred compensation	2,960	4,993
Postretirement and pension benefits	66,325	62,548
Difference in basis related to securitizations treated as sales for tax and borrowings for books	55,741	66,105
Deferred loan origination fees	8,467	8,333
Allowance for loan losses	297,467	214,544
Deferred gains	15,910	16,355
Unearned income	2,768	1,488
Unrealized losses on derivatives	320	932
Intercompany deferred gains	11,573	17,017
SFAS. No 159 - Fair value option	172,975	—
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	—	113
Other temporary differences	19,326	14,204

Total gross deferred tax assets	$1,091,583	$602,113

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	$2,060	—
Deferred loan origination costs	11,307	$18,861
Accelerated depreciation	9,421	10,346
Amortization of intangibles	22,432	17,263
Unrealized net gain on trading and available-for-sale securities	6,867	19,367
Other temporary differences	15,837	16,266

Total gross deferred tax liabilities	$67,924	$82,103

Gross deferred tax assets less liabilities	$1,023,659	$520,010
Less: Valuation allowance	(360,429)	(39)

Net deferred tax assets	$663,230	$519,971

SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. SFAS No. 109 provides that the realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. SFAS No. 109 requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2008. For purposes of assessing the realizability of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that the Corporation will not be able to fully realize the deferred tax assets in the future. However, management has also concluded that $322 million of the U.S. deferred tax assets will be realized. In making this analysis, management evaluated the factors that contributed to these losses in order to assess whether these factors were temporary or indicative of a permanent decline in the earnings of the U.S. mainland operations. Based on the analysis performed, management determined that the cumulative loss position was caused primarily by a significant increase in credit losses in two of its main businesses due to the unprecedented current credit market conditions, losses related to the PFH discontinued business, and restructuring charges. In assessing the realizability of the deferred tax assets, management has considered all four sources of taxable income mentioned above, including its forecast of future taxable income, which includes assumptions about the unprecedented deterioration in the economy and in credit quality. The forecast includes cost reductions initiated in connection with the reorganization of the U.S. mainland operations and two tax-planning strategies. The two strategies considered in management's analysis include reducing the level of interest expense in the U.S. operations by transferring debt to the Puerto Rico operations and the transfer of a profitable line of business to the U.S. mainland operations. Based on the analysis as of September 30, 2008, and the weight of the evidence available, management determined that the Corporation’s U.S. operations will not generate sufficient taxable income in the foreseeable future to fully realize the deferred tax assets. Accordingly, management concluded that it is more likely than not that the Corporation will not be able to fully realize the benefit of these deferred tax assets and thus, a valuation allowance for $360.4 million was recorded during the third quarter of 2008. Management will reassess the realizability of the deferred tax assets during the fourth quarter of the year. If future events differ from management’s September 30, 2008 assessment, an additional or full valuation allowance may need to be established which would likely have a material adverse effect on the Corporation's results of operations, financial condition and capital position.
Note 22 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect as of September 30, 2008 under the original terms of the Stock Option Plan.
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

The following table presents information on stock options outstanding as of September 30, 2008:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 — $18.50	1,485,205	$15.82	3.99	1,485,205	$15.82
$19.25 — $27.20	1,527,145	$25.23	5.73	1,209,578	$25.04

$14.39 — $27.20	3,012,350	$20.59	4.87	2,694,783	$19.96

The aggregate intrinsic value of options outstanding as of September 30, 2008 was $2.6 million (September 30, 2007 — $8.7 million). There was no intrinsic value of options exercisable as of September 30, 2008 and 2007.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2007	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(19,063)	25.50
Expired	(23,480)	20.08

Outstanding as of December 31, 2007	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(30,620)	26.13
Expired	(49,222)	20.67

Outstanding as of September 30, 2008	3,012,350	$20.59

The stock options exercisable as of September 30, 2008 totaled 2,694,783 (September 30, 2007 - 2,395,158). There were no stock options exercised during the quarters ended September 30, 2008 and 2007. Thus, there was no intrinsic value of options exercised during the quarters ended September 30, 2008 and 2007. There were no stock options exercised during the nine-month period ended September 30, 2008 (September 30, 2007 — 10,064). Thus, there was no intrinsic value of options exercised during the nine-month period ended September 30, 2008 (September 30, 2007 — $28 thousand).
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2007 and 2008.
The Corporation recognized $0.3 million of stock option expense, with a tax benefit of $0.1 million, for the quarter ended September 30, 2008 (September 30, 2007 — $0.4 million, with a tax benefit of $0.2 million). For the nine months ended September 30, 2008, the Corporation recognized $0.8 million of stock option expense, with a tax benefit of $0.3 million (September 30, 2007 — $1.3 million, with a tax benefit of $0.5 million). The total unrecognized compensation cost as of September 30, 2008 related to non-vested stock option awards was $0.8 million and is expected to be recognized over a weighted-average period of 1 year.
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
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	611,470	$22.55
Granted	—	—
Vested	(304,003)	22.76
Forfeited	(3,781)	19.95

Non-vested as of December 31, 2007	303,686	$22.37
Granted	—	—
Vested	(50,649)	20.33
Forfeited	(4,134)	19.95

Non-vested as of September 30, 2008	248,903	22.82

During the quarters and nine-month periods ended September 30, 2008 and 2007, no shares of restricted stock were awarded to management under the Incentive Plan.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant will receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of September 30, 2008, 6,528 shares have been granted under this plan.
During the quarter ended September 30, 2008, the Corporation recognized $0.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (September 30, 2007 — $33 thousand, with a tax benefit of $14 thousand). For the nine-month period ended September 30, 2008, the Corporation recognized $1.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.6 million (September 30, 2007 — $1.9 million, with a tax benefit of $0.7 million). The fair market value of the restricted stock vested was $1.6 million at grant date and $0.8 million at vesting date. This triggers a shortfall of $0.8 million that was recorded as an additional income tax expense since the Corporation does not have any surplus due to windfalls. The fair market value of the restricted stock earned was $28 thousand. During the quarter and nine-month period ended September 30, 2008, the Corporation recognized $12 thousand and $0.9 million, respectively, of performance shares expense, with a tax benefit of $5 thousands and $0.3 million, respectively. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of September 30, 2008 was $9 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock under the Incentive Plan and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	76,614	$22.02
Granted	38,427	15.89
Vested	(115,041)	19.97
Forfeited	—	—

Non-vested as of December 31, 2007	—	—
Granted	50,815	11.08
Vested	(50,815)	11.08
Forfeited	—	—

Non-vested as of September 30, 2008

During the quarter ended September 30, 2008, the Corporation granted 5,467 (September 30, 2007 - 3,018) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During the quarter ended September 30, 2008, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $45 thousand (September 30, 2007 — $0.1 million, with a tax benefit of $45 thousand). For the nine-month period ended September 30, 2008, the Corporation granted 50,815 (September 30, 2007 — 32,381) shares of restricted stock to members of the Board of Directors of Popular Inc. and BPPR, which became vested at grant date. During the nine-month period ended September 30, 2008, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (September 30, 2007 — $0.4 million, with a tax benefit of $0.2 million). The fair value at vesting date of the restricted stock vested during 2008 for directors was $0.6 million.
Note 23 — (Loss) Earnings per Common Share
The computation of (loss) earnings per common share (“EPS”) follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2008	2007	2008	2007

Net (loss) income from continuing operations	$(211,173)	$80,214	$(52,761)	$352,973
Net loss from discontinued operations	(457,370)	(44,211)	(488,242)	(123,373)
Less: Preferred stock dividends	11,229	2,979	20,210	8,935

Net (loss) income applicable to common stock	$(679,772)	$33,024	$(561,213)	$220,665

Average common shares outstanding	281,489,469	279,625,715	280,841,638	279,355,496
Average potential common shares	—	—	—	78,016

Average common shares outstanding — assuming dilution	281,489,469	279,625,715	280,841,638	279,433,512

Basic and diluted EPS from continuing operations	$(0.79)	$0.28	$(0.26)	$1.23
Basic and diluted EPS from discontinued operations	$(1.63)	$(0.16)	$(1.74)	$(0.44)

Basic and diluted EPS	$(2.42)	$0.12	$(2.00)	$0.79

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine-month period ended

September 30, 2008, there were 3,012,350 and 3,049,600 weighted average antidilutive stock options outstanding, respectively (September 30, 2007 — 3,099,617 and 2,209,290).
Note 24 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the nine-month period are listed in the following table:

(In thousands)	September 30, 2008	September 30, 2007

Non-cash activities:
Loans transferred to other real estate	$78,521	$134,325
Loans transferred to other property	32,725	26,907

Total loans transferred to foreclosed assets	111,246	161,232
Transfers from loans held-in-portfolio to loans held- for-sale	690,222	—
Transfers from loans held-for-sale to loans held-in- portfolio	60,032	244,117
Loans securitized into investment securities (a)	1,357,249	1,064,299
Recognition of mortgage servicing rights on securitizations or asset transfers	22,033	25,722
Business acquisitions:
Fair value of assets acquired	—	703
Goodwill and other intangible assets acquired	—	2,401
Other liabilities assumed	—	(726)

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.

Note 25 — Segment Reporting
The Corporation’s corporate structure consists of three reportable segments — Banco Popular de Puerto Rico, Banco Popular North America and EVERTEC. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 3 to the consolidated financial statements, the operations of Popular Financial Holdings that were considered a reportable segment were classified as discontinued operations in the third quarter of 2008. Also, a corporate group has been defined to support the reportable segments. The Corporation retrospectively adjusted information in the statements of operations to exclude results from discontinued operations from 2007 periods to conform to the 2008 presentation.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of September 30, 2008, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus on auto and lease financing, small personal loans and mortgage loan originations, respectively. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
Banco Popular North America:
Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a branch network with presence in 5 states, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN are being terminated as described in Note 27 to the consolidated financial statements. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Equipment Finance, Inc. specializes in financing manufacturing, commercial and healthcare equipment in various markets. The U.S. operations also include the mortgage business unit of Banco Popular, National Association.
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
2008
For the quarter ended September 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$238,373	$89,424	$(134)	—
Provision for loan losses	128,917	123,243	—	—
Non-interest income	120,329	52,486	63,350	$(37,020)
Amortization of intangibles	2,241	1,506	219	—
Depreciation expense	10,292	3,525	3,569	(18)
Other operating expenses	184,406	91,285	46,710	(36,616)
Income tax (benefit) expense	(2,548)	61,394	4,231	(150)

Net income (loss)	$35,394	$(139,043)	$8,487	$(236)

Segment Assets	$26,262,308	$12,747,724	$260,439	$(241,376)

For the quarter ended September 30, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$327,663	$(3,670)	$289	$324,282
Provision for loan losses	252,160	—	—	252,160
Non-interest income (loss)	199,145	(9,621)	(1,596)	187,928
Amortization of intangibles	3,966	—	—	3,966
Depreciation expense	17,368	584	—	17,952
Other operating expenses	285,785	17,160	(1,948)	300,997
Income tax expense	62,927	106,929	(21,548)	148,308

Net loss	$(95,398)	$(137,964)	$22,189	$(211,173)

Segment Assets	$39,029,095	$6,326,012	$(5,933,634)	$39,421,473

For the nine months ended September 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$726,256	$277,227	$(603)	—
Provision for loan losses	339,151	263,370	—	—
Non-interest income	483,087	135,583	198,922	$(112,601)
Amortization of intangibles	3,749	4,527	672	—
Depreciation expense	31,296	10,793	10,849	(54)
Other operating expenses	568,923	276,105	138,975	(111,428)
Income tax expense	39,517	33,350	14,083	(436)

Net income (loss)	$226,707	$(175,335)	$33,740	$(683)

For the nine months ended September 30, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$1,002,880	$(13,482)	$940	$990,338
Provision for loan losses	602,521	40	—	602,561
Non-interest income (loss)	704,991	(7,251)	(9,263)	688,477
Amortization of intangibles	8,948	—	—	8,948
Depreciation expense	52,884	1,737	—	54,621
Other operating expenses	872,575	47,949	(7,545)	912,979
Income tax expense	86,514	86,627	(20,674)	152,467

Net income (loss)	$84,429	$(157,086)	$19,896	$(52,761)

2007
For the quarter ended September 30, 2007

		Banco
	Banco Popular de	Popular North		Intersegment
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations

Net interest income (expense)	$241,725	$93,995	$(74)	—
Provision for loan losses	66,077	20,263	—	—
Non-interest income	116,522	35,976	59,585	$(34,840)
Amortization of intangibles	190	1,810	234	—
Depreciation expense	10,290	4,126	4,035	(19)
Other operating expenses	172,267	107,568	43,157	(34,696)
Income tax expense (benefit)	29,247	(2,696)	3,987	(48)

Net income (loss)	$80,176	$(1,100)	$8,098	$(77)

Segment Assets	$26,137,863	$13,818,525	$224,834	$(507,488)

For the quarter ended September 30, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$335,646	$(5,244)	$1,244	$331,646
Provision for loan losses	86,340	—	—	86,340
Non-interest income	177,243	1,663	(1,981)	176,925
Amortization of intangibles	2,234	—	—	2,234
Depreciation expense	18,432	601	—	19,033
Other operating expenses	288,296	11,778	(2,380)	297,694
Income tax expense (benefit)	30,490	(8,097)	663	23,056

Net income (loss)	$87,097	$(7,863)	$980	$80,214

Segment Assets	$39,673,734	$14,120,052 (a)	$(6,513,655)	$47,280,131

(a)	Includes $7,569 million in assets from PFH.

For the nine months ended September 30, 2007

		Banco
	Banco Popular de	Popular North		Intersegment
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations

Net interest income (expense)	$711,103	$275,733	$(547)	—
Provision for loan losses	176,557	42,913	—	—
Non-interest income	358,364	138,585	179,060	$(103,974)
Amortization of intangibles	1,508	5,821	701	—
Depreciation expense	31,455	12,208	12,355	(55)
Other operating expenses	525,259	320,325	131,782	(103,892)
Income tax expense	87,629	10,206	11,736	(10)

Net income	$247,059	$22,845	$21,939	$(17)

For the nine months ended September 30, 2007

	Total Reportable			Total Popular,
(In thousands)	Segments	Corporate	Eliminations	Inc.

Net interest income (expense)	$986,289	$(21,314)	$3,367	$968,342
Provision for loan losses	219,470	7	—	219,477
Non-interest income	572,035	129,711	(18,668)	683,078
Amortization of intangibles	8,030	—	—	8,030
Depreciation expense	55,963	1,783	—	57,746
Other operating expenses	873,474	40,567	(6,445)	907,596
Income tax expense (benefit)	109,561	(336)	(3,627)	105,598

Net income	$291,826	$66,376	$(5,229)	$352,973

The Corporate group’s financial results for the nine months ended September 30, 2008 include an unfavorable impact to income taxes due to the allocation of $116.3 million of the $360.4 million valuation allowance on the deferred tax assets of the U.S. mainland operations to Popular North America (“PNA”), holding company of the U.S. operations. PNA files a consolidated tax return.
During the nine months ended September 30, 2008, the Corporate group realized net losses on sale and valuation adjustments of investment securities, mainly marketable equity securities, of approximately $9.1 million before tax (2007 — $107.3 million in net gains before tax). These amounts are included in “non-interest income” within the “Corporate” group.
Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2008
For the quarter ended September 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$83,878	$151,284	$3,062	$149	$238,373
Provision for loan losses	99,564	29,353	—	—	128,917
Non-interest income	26,655	73,157	20,988	(471)	120,329
Amortization of intangibles	76	2,011	154	—	2,241
Depreciation expense	5,062	4,901	329	—	10,292
Other operating expenses	45,892	123,290	15,297	(73)	184,406
Income tax (benefit) expense	(20,683)	15,662	2,558	(85)	(2,548)

Net (loss) income	$(19,378)	$49,224	$5,712	$(164)	$35,394

Segment Assets	$11,596,931	$18,925,656	$434,585	$(4,694,864)	$26,262,308

For the nine months ended September 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$265,637	$451,270	$8,919	$430	$726,256
Provision for loan losses	217,582	121,569	—	—	339,151
Non-interest income	87,811	319,103	76,763	(590)	483,087
Amortization of intangibles	137	3,155	457	—	3,749
Depreciation expense	12,414	17,944	938	—	31,296
Other operating expenses	148,165	370,195	50,794	(231)	568,923
Income tax (benefit) expense	(27,088)	55,064	11,473	68	39,517

Net income	$2,238	$202,446	$22,020	$3	$226,707

2007
For the quarter ended September 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$95,607	$143,108	$2,842	$168	$241,725
Provision for loan losses	21,248	44,829	—	—	66,077
Non-interest income	22,200	70,807	23,633	(118)	116,522
Amortization of intangibles	30	47	113	—	190
Depreciation expense	3,563	6,395	332	—	10,290
Other operating expenses	42,556	113,365	16,424	(78)	172,267
Income tax expense	14,728	11,061	3,403	55	29,247

Net income	$35,682	$38,218	$6,203	$73	$80,176

Segment Assets	$11,729,908	$18,651,108	$508,838	$(4,751,991)	$26,137,863

For the nine months ended September 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$279,789	$422,844	$8,022	$448	$711,103
Provision for loan losses	57,070	119,487	—	—	176,557
Non-interest income	67,307	225,382	66,440	(765)	358,364
Amortization of intangibles	470	705	333	—	1,508
Depreciation expense	10,941	19,609	905	—	31,455
Other operating expenses	130,909	345,292	49,315	(257)	525,259
Income tax expense	42,128	37,783	7,731	(13)	87,629

Net income	$105,578	$125,350	$16,178	$(47)	$247,059

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2008
For the quarter ended September 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$84,029	$5,015	$380	$89,424
Provision for loan losses	83,934	39,309	—	123,243
Non-interest income	48,487	4,218	(219)	52,486
Amortization of intangibles	1,056	450	—	1,506
Depreciation expense	3,064	461	—	3,525
Other operating expenses	76,203	15,078	4	91,285
Income tax expense	19,961	41,378	55	61,394

Net loss	$(51,702)	$(87,443)	$102	$(139,043)

Segment Assets	$13,113,220	$923,647	$(1,289,143)	$12,747,724

For the nine months ended September 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$257,162	$19,011	$1,054	$277,227
Provision for loan losses	171,281	92,089	—	263,370
Non-interest income	120,656	15,485	(558)	135,583
Amortization of intangibles	3,178	1,349	—	4,527
Depreciation expense	9,382	1,411	—	10,793
Other operating expenses	223,173	52,922	10	276,105
Income tax expense	19,358	13,822	170	33,350

Net loss	$(48,554)	$(127,097)	$316	$(175,335)

2007
For the quarter ended September 30, 2007

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$87,316	$6,416	$263	$93,995
Provision for loan losses	16,822	3,441	—	20,263
Non-interest income	25,423	10,993	(440)	35,976
Amortization of intangibles	1,112	698	—	1,810
Depreciation expense	3,246	880	—	4,126
Other operating expenses	72,901	34,655	12	107,568
Income tax expense (benefit)	6,500	(9,129)	(67)	(2,696)

Net income (loss)	$12,158	$(13,136)	$(122)	$(1,100)

Segment Assets	$13,825,285	$1,329,950	$(1,336,710)	$13,818,525

For the nine months ended September 30, 2007

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$261,229	$13,857	$647	$275,733
Provision for loan losses	36,457	6,456	—	42,913
Non-interest income	73,809	65,837	(1,061)	138,585
Amortization of intangibles	3,728	2,093	—	5,821
Depreciation expense	9,737	2,471	—	12,208
Other operating expenses	211,508	108,782	35	320,325
Income tax expense (benefit)	26,812	(16,448)	(158)	10,206

Net income (loss)	$46,796	$(23,660)	$(291)	$22,845

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:
INTERSEGMENT REVENUES*

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2008	2007	2008	2007

Banco Popular de Puerto Rico:
Commercial Banking	$158	$459	$848	$401
Consumer and Retail Banking	303	997	1,904	819
Other Financial Services	(50)	(83)	(180)	(314)
Banco Popular North America:
Banco Popular North America	(456)	(1,481)	(2,737)	(1,309)
E-LOAN	—	—	(627)	—
EVERTEC	(36,975)	(34,732)	(111,809)	(103,571)

Total	$(37,020)	$(34,840)	$(112,601)	$(103,974)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2008	2007	2008	2007

Revenues (1)
Puerto Rico	$352,893	$362,805	$1,201,999	$1,203,601
United States	134,177	123,792	393,005	382,174
Other	25,140	21,974	83,811	65,645

Total consolidated revenues	$512,210	$508,571	$1,678,815	$1,651,420

(1)	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Selected Balance Sheet Information: (1)
Puerto Rico
Total assets	$24,817,377	$26,017,716	$25,154,194
Loans	15,374,817	15,679,181	15,433,933
Deposits	17,261,205	17,341,601	14,790,442
Mainland United States
Total assets	$13,281,147	$17,093,929	$20,892,802
Loans	10,519,632	13,517,728	17,194,818
Deposits	9,429,980	9,737,996	10,535,551
Other
Total assets	$1,322,949	$1,299,792	$1,233,135
Loans	686,720	714,093	692,053
Deposits (2)	1,220,212	1,254,881	1,275,522

(1)	Does not include balance sheet information of the discontinued operations for the period ended September 30, 2008.

(2)	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 26 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of September 30, 2008, December 31, 2007 and September 30, 2007, and the results of their operations and cash flows for the periods ended September 30, 2008 and 2007.
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
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of September 30, 2008, BPPR could have declared a dividend of approximately $92 million (December 31, 2007 — $45 million; September 30, 2007 — $219 million) without the approval of the Federal Reserve Board. As of September 30, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,582	$64	$7,676	$1,176,453	$(1,778)	$1,183,997
Money market investments	68,540	39,415	15,739	309,393	(123,590)	309,497
Investment securities available-for-sale, at fair value		9,562		7,559,180		7,568,742
Investment securities held-to-maturity, at amortized cost	456,486	1,250		692,096	(430,000)	719,832
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	202,340		229,158
Trading account securities, at fair value				444,398		444,398
Investment in subsidiaries	2,428,180	201,659	1,548,408		(4,178,247)
Loans held-for-sale measured at lower of cost or market value				245,134		245,134

Loans held-in-portfolio	812,694		901,000	26,539,342	(1,733,231)	26,519,805
Less — Unearned income				183,770		183,770
Allowance for loan losses	60			726,420		726,480

	812,634		901,000	25,629,152	(1,733,231)	25,609,555

Premises and equipment, net	22,558		129	597,782		620,469
Other real estate	47			72,558		72,605
Accrued income receivable	999	140	7,798	197,312	(8,700)	197,549
Servicing assets				132,484		132,484
Other assets	26,579	66,295	64,644	1,297,650	(42,949)	1,412,219
Goodwill				608,172		608,172
Other intangible assets	554			67,108		67,662
Assets from discontinued operations				968,669		968,669

	$3,832,584	$318,386	$2,557,786	$40,199,881	$(6,518,495)	$40,390,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,067,440	$(1,720)	$4,065,720
Interest bearing				23,885,241	(39,564)	23,845,677

				27,952,681	(41,284)	27,911,397
Federal funds purchased and assets sold under agreements to repurchase			$39,951	3,774,114	(84,026)	3,730,039
Other short-term borrowings			77,462	1,328,779	(899,230)	507,011
Notes payable	$778,300		2,187,762	2,110,425	(834,000)	4,242,487
Subordinated notes				430,000	(430,000)
Other liabilities	46,811	$71	77,824	738,210	(51,663)	811,253
Liabilities of discontinued operations				180,373		180,373

	825,111	71	2,382,999	36,514,582	(2,340,203)	37,382,560

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	586,875					586,875
Common stock	1,772,010	3,961	2	51,819	(55,782)	1,772,010
Surplus	555,227	1,451,193	1,334,964	3,560,903	(6,338,266)	564,021
Retained earnings	392,856	(1,085,414)	(1,151,358)	122,898	2,105,080	384,062
Accumulated other comprehensive loss, net of tax	(91,983)	(51,425)	(8,821)	(50,053)	110,299	(91,983)
Treasury stock, at cost	(207,512)			(377)	377	(207,512)

	3,007,473	318,315	174,787	3,685,190	(4,178,292)	3,007,473

	$3,832,584	$318,386	$2,557,786	$40,199,881	$(6,518,495)	$40,390,142

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$890	$1,079	$15,567	$692,595	$(1,075)	$709,056
Money market investments	71,000	300	195	753,797	(190,195)	635,097
Investment securities available-for-sale, at fair value		38,578		8,839,917		8,878,495
Investment securities held-to-maturity, at amortized cost	626,189	1,250		81,828	(430,000)	279,267
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	152,558		179,376
Trading account securities, at fair value				662,477	(319)	662,158
Investment in subsidiaries	3,218,956	1,009,325	1,959,999		(6,188,280)
Loans held-for-sale measured at lower of cost or market value				423,303		423,303

Loans held-in-portfolio	378,107	21,550	3,084,479	33,213,737	(3,469,649)	33,228,224
Less — Unearned income				330,723		330,723
Allowance for loan losses	60			600,213		600,273

	378,047	21,550	3,084,479	32,282,801	(3,469,649)	32,297,228

Premises and equipment, net	24,359		132	556,277		580,768
Other real estate				133,508		133,508
Accrued income receivable	742	54	14,274	290,500	(14,654)	290,916
Servicing assets				196,992		196,992
Other assets	42,374	60,592	59,188	1,154,630	(72,095)	1,244,689
Goodwill				668,807		668,807
Other intangible assets	554			99,917		100,471

	$4,377,536	$1,132,729	$5,146,226	$46,989,907	$(10,366,267)	$47,280,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,976,400	$(1,017)	$3,975,383
Interest bearing				22,626,626	(494)	22,626,132

				26,603,026	(1,511)	26,601,515
Federal funds purchased and assets sold under agreements to repurchase			$265,332	6,211,672	(189,701)	6,287,303
Other short-term borrowings	$25,000		849,716	1,827,830	(1,287,649)	1,414,897
Notes payable	486,494		2,920,305	7,090,311	(2,182,319)	8,314,791
Subordinated notes				430,000	(430,000)
Other liabilities	62,321	$80	119,174	762,094	(85,874)	857,795

	573,815	80	4,154,527	42,924,933	(4,177,054)	43,476,301

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,757,961	3,961	2	51,619	(55,582)	1,757,961
Surplus	531,128	851,193	734,964	2,571,595	(4,152,751)	536,129
Retained earnings	1,694,385	330,750	269,284	1,566,766	(2,171,801)	1,689,384
Accumulated other comprehensive loss, net of tax	(161,061)	(53,255)	(12,551)	(124,451)	190,257	(161,061)
Treasury stock, at cost	(205,567)			(664)	664	(205,567)

	3,803,721	1,132,649	991,699	4,064,865	(6,189,213)	3,803,721

	$4,377,536	$1,132,729	$5,146,226	$46,989,907	$(10,366,267)	$47,280,131

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$45,000				$(45,000)
Loans	6,566		$23,955	$457,784	(30,400)	$457,905
Money market investments	1,016	$322	105	3,462	(1,458)	3,447
Investment securities	7,376	94	223	84,112	(7,015)	84,790
Trading account securities				9,339		9,339

	59,958	416	24,283	554,697	(83,873)	555,481

INTEREST EXPENSE:
Deposits				166,021	(410)	165,611
Short-term borrowings	191		4,101	42,196	(9,255)	37,233
Long-term debt	9,265		30,223	18,364	(29,497)	28,355

	9,456		34,324	226,581	(39,162)	231,199

Net interest income (loss)	50,502	416	(10,041)	328,116	(44,711)	324,282
Provision for loan losses				252,160		252,160

Net interest income (loss) after provision for loan losses	50,502	416	(10,041)	75,956	(44,711)	72,122
Service charges on deposit accounts				52,433		52,433
Other service fees				95,172	130	95,302
Net (loss) gain on sale and valuation adjustments of investment securities		(9,147)		15		(9,132)
Trading account profit				6,669		6,669
Gain on sale of loans and valuation adjustments on loans held-for-sale				6,522		6,522
Other operating income (loss)	94	3,474	(2,951)	37,244	(1,727)	36,134

	50,596	(5,257)	(12,992)	274,011	(46,308)	260,050

OPERATING EXPENSES:
Personnel costs:
Salaries	5,149	92		113,708	(1)	118,948
Pension, profit sharing and other benefits	1,168	16		28,098		29,282

	6,317	108		141,806	(1)	148,230
Net occupancy expenses	641	7	1	25,861		26,510
Equipment expenses	1,020			25,285		26,305
Other taxes	850			12,451		13,301
Professional fees	6,941	3	(204)	26,636	(1,596)	31,780
Communications	63	5	9	12,497		12,574
Business promotion	373			15,843		16,216
Printing and supplies	19			3,250		3,269
Other operating expenses	(15,905)	(100)	(316)	57,436	(351)	40,764
Amortization of intangibles				3,966		3,966

	319	23	(510)	325,031	(1,948)	322,915

Income (loss) before income tax and equity in losses of subsidiaries	50,277	(5,280)	(12,482)	(51,020)	(44,360)	(62,865)
Income tax expense	1,964		7,299	138,796	249	148,308

Income (loss) before equity in losses of subsidiaries	48,313	(5,280)	(19,781)	(189,816)	(44,609)	(211,173)
Equity in undistributed losses of subsidiaries	(259,486)	(243,789)	(225,347)		728,622

Net loss from continuing operations	$(211,173)	$(249,069)	$(245,128)	$(189,816)	$684,013	$(211,173)
Net loss from discontinued operations, net of tax				(457,370)		(457,370)
Equity in undistributed losses of discontinued operations	(457,370)	(457,370)	(457,370)		1,372,110

NET LOSS	$(668,543)	$(706,439)	$(702,498)	$(647,186)	$2,056,123	$(668,543)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$69,800				$(69,800)
Loans	4,800	$31	$40,827	$523,436	(45,300)	$523,794
Money market investments	176	244	2	7,640	(1,255)	6,807
Investment securities	10,093	307	223	105,742	(7,346)	109,019
Trading account securities				10,163		10,163

	84,869	582	41,052	646,981	(123,701)	649,783

INTEREST EXPENSE:
Deposits				197,065	(240)	196,825
Short-term borrowings	383		14,635	114,131	(20,178)	108,971
Long-term debt	8,368		38,071	(313)	(33,785)	12,341

	8,751		52,706	310,883	(54,203)	318,137

Net interest income (loss)	76,118	582	(11,654)	336,098	(69,498)	331,646
Provision for loan losses				86,340		86,340

Net interest income (loss) after provision for loan losses	76,118	582	(11,654)	249,758	(69,498)	245,306
Service charges on deposit accounts				49,704		49,704
Other service fees				90,582	(719)	89,863
Net (loss) gain on sale and valuation adjustments of investment securities	(1,025)	258		(9)		(776)
Trading account profit				9,239		9,239
Gain on sale of loans and valuation adjustment on loans held-for-sale				6,975		6,975
Other operating income (loss)	68	2,296	(94)	20,090	(440)	21,920

	75,161	3,136	(11,748)	426,339	(70,657)	422,231

OPERATING EXPENSES:
Personnel costs:
Salaries	3,882	99		112,598	(410)	116,169
Pension, profit sharing and other benefits	978	15		28,227	(116)	29,104

	4,860	114		140,825	(526)	145,273
Net occupancy expenses	542	7		26,534		27,083
Equipment expenses	388		1	27,935		28,324
Other taxes	438			12,328		12,766
Professional fees	2,718	(2)	(14)	27,426	(630)	29,498
Communications	115			15,000		15,115
Business promotion	989			26,490		27,479
Printing and supplies	14		1	3,745		3,760
Other operating expenses	(11,547)	(100)	95	39,378	(397)	27,429
Amortization of intangibles				2,234		2,234

	(1,483)	19	83	321,895	(1,553)	318,961

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	76,644	3,117	(11,831)	104,444	(69,104)	103,270
Income tax expense (benefit)	1,755		(4,141)	25,166	276	23,056

Income (loss) before equity in earnings (losses) of subsidiaries	74,889	3,117	(7,690)	79,278	(69,380)	80,214
Equity in undistributed earnings (losses) of subsidiaries	5,325	(8,703)	(1,979)		5,357

Net income (loss) from continuing operations	$80,214	$(5,586)	$(9,669)	$79,278	$(64,023)	$80,214
Net loss from discontinued operations, net of tax				(44,211)		(44,211)
Equity in undistributed losses of discontinued operations	(44,211)	(44,211)	(44,211)		132,633

NET INCOME (LOSS)	$36,003	$(49,797)	$(53,880)	$35,067	$68,610	$36,003

70

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$134,900				$(134,900)
Loans	19,339	$219	$82,547	$1,421,969	(102,137)	$1,421,937
Money market investments	1,573	727	300	14,724	(3,673)	13,651
Investment securities	23,452	726	670	257,847	(21,046)	261,649
Trading account securities				35,344		35,344

	179,264	1,672	83,517	1,729,884	(261,756)	1,732,581

INTEREST EXPENSE:
Deposits				529,405	(809)	528,596
Short-term borrowings	2,800		18,474	148,459	(31,909)	137,824
Long-term debt	25,832		97,258	47,759	(95,026)	75,823

	28,632		115,732	725,623	(127,744)	742,243

Net interest income (loss)	150,632	1,672	(32,215)	1,004,261	(134,012)	990,338
Provision for loan losses	40			602,521		602,561

Net interest income (loss) after provision for loan losses	150,592	1,672	(32,215)	401,740	(134,012)	387,777
Service charges on deposit accounts				155,319		155,319
Other service fees				313,641	(6,992)	306,649
Net (loss) gain on sale and valuation adjustments of investment securities		(9,147)		78,577		69,430
Trading account profit				38,547		38,547
Gain on sale of loans and valuation adjustments on loans held-for-sale				25,696		25,696
Other operating (loss) income	(17)	10,628	(4,992)	90,838	(3,621)	92,836

	150,575	3,153	(37,207)	1,104,358	(144,625)	1,076,254

OPERATING EXPENSES:
Personnel costs:
Salaries	17,142	289		345,541	(2,009)	360,963
Pension, profit sharing and other benefits	4,091	58		94,476	(73)	98,552

	21,233	347		440,017	(2,082)	459,515
Net occupancy expenses	1,884	22	3	79,309		81,218
Equipment expenses	2,761			81,551		84,312
Other taxes	1,750			38,155		39,905
Professional fees	14,386	8	(24)	78,873	(4,279)	88,964
Communications	258	14	27	37,838		38,137
Business promotion	1,144			49,920		51,064
Printing and supplies	61			10,702		10,763
Other operating expenses	(42,645)	(301)	(195)	158,046	(1,183)	113,722
Amortization of intangibles				8,948		8,948

	832	90	(189)	983,359	(7,544)	976,548

Income (loss) before income tax and equity in losses of subsidiaries	149,743	3,063	(37,018)	120,999	(137,081)	99,706
Income tax expense (benefit)	2,629		(1,073)	150,282	629	152,467

Income (loss) before equity in losses of subsidiaries	147,114	3,063	(35,945)	(29,283)	(137,710)	(52,761)
Equity in undistributed losses of subsidiaries	(199,875)	(291,506)	(265,535)		756,916

Net loss from continuing operations	$(52,761)	$(288,443)	$(301,480)	$(29,283)	$619,206	$(52,761)
Net loss from discontinued operations, net of tax				(488,242)		(488,242)
Equity in undistributed losses of discontinued operations	(488,242)	(488,242)	(488,242)		1,464,726

NET LOSS	$(541,003)	$(776,685)	$(789,722)	$(517,525)	$2,083,932	$(541,003)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$159,200				$(159,200)
Loans	14,339	$31	$117,001	$1,520,272	(130,219)	$1,521,424
Money market investments	1,116	359	13	20,064	(4,384)	17,168
Investment securities	27,456	1,503	670	327,127	(21,764)	334,992
Trading account securities				27,244		27,244

	202,111	1,893	117,684	1,894,707	(315,567)	1,900,828

INTEREST EXPENSE:
Deposits				553,804	(1,147)	552,657
Short-term borrowings	2,348		43,521	355,528	(61,235)	340,162
Long-term debt	25,100		111,956	(2,499)	(94,890)	39,667

	27,448		155,477	906,833	(157,272)	932,486

Net interest income (loss)	174,663	1,893	(37,793)	987,874	(158,295)	968,342
Provision for loan losses	7			219,470		219,477

Net interest income (loss) after provision for loan losses	174,656	1,893	(37,793)	768,404	(158,295)	748,865
Service charges on deposit accounts				146,567		146,567
Other service fees				268,703	(2,991)	265,712
Net gain (loss) on sale and valuation adjustments of investment securities	115,567	(8,249)		5,524		112,842
Trading account profit				29,765		29,765
Gain on sale of loans and valuation adjustment on loans held-for-sale				40,224		40,224
Other operating income (loss)	9,830	13,506	(723)	67,044	(1,689)	87,968

	300,053	7,150	(38,516)	1,326,231	(162,975)	1,431,943

OPERATING EXPENSES:
Personnel costs:
Salaries	15,500	293		343,137	(1,224)	357,706
Pension, profit sharing and other benefits	4,295	52		96,075	(354)	100,068

	19,795	345		439,212	(1,578)	457,774
Net occupancy expenses	1,707	22	2	74,454		76,185
Equipment expenses	1,061		3	86,195		87,259
Other taxes	1,148			34,496		35,644
Professional fees	8,495	17	107	81,319	(2,249)	87,689
Communications	393			44,276		44,669
Business promotion	2,152			81,258		83,410
Printing and supplies	56		1	11,479		11,536
Other operating expenses	(36,499)	(300)	328	118,812	(1,165)	81,176
Amortization of intangibles				8,030		8,030

	(1,692)	84	441	979,531	(4,992)	973,372

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	301,745	7,066	(38,957)	346,700	(157,983)	458,571
Income tax expense (benefit)	31,001		(13,635)	87,737	495	105,598

Income (loss) before equity in earnings (losses) of subsidiaries	270,744	7,066	(25,322)	258,963	(158,478)	352,973
Equity in undistributed earnings (losses) of subsidiaries	82,229	(12,459)	10,573		(80,343)

Net income (loss) from continuing operations	$352,973	$(5,393)	$(14,749)	$258,963	$(238,821)	$352,973
Net loss from discontinued operations, net of tax				(123,373)		(123,373)
Equity in undistributed losses of discontinued operations	(123,373)	(123,373)	(123,373)		370,119

NET INCOME (LOSS)	$229,600	$(128,766)	$(138,122)	$135,590	$131,298	$229,600

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(541,003)	$(776,685)	$(789,722)	$(517,525)	$2,083,932	$(541,003)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	688,117	779,748	753,777		(2,221,642)
Depreciation and amortization of premises and equipment	1,735		2	53,496		55,233
Provision for loan losses	40			621,512		621,552
Amortization of intangibles				8,948		8,948
Amortization and fair value adjustment of servicing assets				53,679		53,679
Net loss (gain) on sale and valuation adjustment of investment securities		9,147		(73,157)		(64,010)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				179,482		179,482
Net loss (gain) on disposition of premises and equipment	57			(23,700)		(23,643)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				54,527		54,527
Net amortization of premiums and accretion of discounts on investments	(1,754)			17,788		16,034
Net amortization of premiums and deferred loan origination fees and costs				40,650		40,650
Fair value adjustment of other assets held-for-sale				103,702		103,702
Losses (earnings) from investments under the equity method	112	(10,628)	4,991	(46)	(1,328)	(6,899)
Stock options expense	296			534		830
Deferred income taxes, net of valuation	(339)		(1,072)	58,183	15,489	72,261
Net disbursements on loans held-for-sale				(2,000,449)		(2,000,449)
Acquisitions of loans held-for-sale				(268,718)		(268,718)
Proceeds from sale of loans held-for-sale				1,289,738		1,289,738
Net decrease in trading securities				1,604,664	(319)	1,604,345
Net decrease (increase) in accrued income receivable	676	(78)	(7,319)	8,033	6,882	8,194
Net decrease (increase) in other assets	8,425	4,081	(21,518)	(237,322)	344	(245,990)
Net (decrease) increase in interest payable	(3,681)		1,475	(40,092)	(6,882)	(49,180)
Net increase in postretirement benefit obligation				1,810		1,810
Net increase (decrease) increase in other liabilities	2,171	(47)	14,758	(36,511)	(15,491)	(35,120)

Total adjustments	695,855	782,223	745,094	1,416,751	(2,222,947)	1,416,976

Net cash provided by (used in) operating activities	154,852	5,538	(44,628)	899,226	(139,015)	875,973

Cash flows from investing activities:
Net (increase) decrease in money market investments	(22,140)	(39,115)	(115,588)	773,819	100,239	697,215
Purchases of investment securities:
Available-for-sale		(181)		(3,875,209)		(3,875,390)
Held-to-maturity	(577,103)			(4,381,183)		(4,958,286)
Other				(166,641)		(166,641)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				2,377,740		2,377,740
Held-to-maturity	748,500			3,976,318		4,724,818
Other				154,067		154,067
Proceeds from sale of investment securities available-for- sale		8,296		2,436,213		2,444,509
Proceeds from sale of other investment securities				49,341		49,341
Net (disbursements) repayments on loans	(687,353)	25,150	1,341,322	(916,687)	(738,541)	(976,109)
Proceeds from sale of loans				1,984,860		1,984,860
Acquisition of loan portfolios				(4,505)		(4,505)
Capital contribution to subsidiary	(1,512)				1,512	—
Mortgage servicing rights purchased				(3,628)		(3,628)
Acquisition of premises and equipment	(578)			(111,618)		(112,196)
Proceeds from sale of premises and equipment				49,366		49,366
Proceeds from sale of foreclosed assets				87,280		87,280

Net cash (used in) provided by investing activities	(540,186)	(5,850)	1,225,734	2,429,533	(636,790)	2,472,441

Cash flows from financing activities:
Net decrease in deposits				(261,806)	(139,095)	(400,901)
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(128,941)	(1,617,158)	38,874	(1,707,225)
Net decrease in other short-term borrowings	(165,000)		(478,311)	(392,200)	40,542	(994,969)
Payments of notes payable	(31,152)		(574,480)	(1,407,625)	700,319	(1,312,938)
Proceeds from issuance of notes payable	335,297		7,902	841,718	(2,000)	1,182,917
Dividends paid to parent company				(134,900)	134,900	—

		PIBI		All other
	Popular, Inc.	Holding	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Dividends paid	(154,877)					(154,877)
Proceeds from issuance of common stock	15,174					15,174
Proceeds from issuance of preferred stock	386,142				3,793	389,935
Treasury stock acquired	(59)			(299)		(358)
Capital contribution from parent				1,509	(1,509)	—

Net cash provided by (used in) financing activities	385,525		(1,173,830)	(2,970,761)	775,824	(2,983,242)

Net increase (decrease) in cash and due from banks	191	(312)	7,276	357,998	19	365,172
Cash and due from banks at beginning of period	1,391	376	400	818,455	(1,797)	818,825

Cash and due from banks at end of period	$1,582	$64	$7,676	$1,176,453	$(1,778)	$1,183,997

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$229,600	($128,766)	($138,122)	$135,590	$131,298	$229,600

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	41,144	135,832	112,800		(289,776)
Depreciation and amortization of premises and equipment	1,781		2	57,775		59,558
Provision for loan losses	7			359,599		359,606
Amortization of intangibles				8,030		8,030
Amortization and fair value adjustments of servicing assets				34,941		34,941
Net (gain) loss on sale and valuation adjustment of investment securities	(115,567)	8,249		27,461		(79,857)
Net gain on disposition of premises and equipment	1			(5,294)		(5,293)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(37,719)		(37,719)
Net amortization of premiums and accretion of discounts on investments	(5,525)	7		21,312	7	15,801
Net amortization of premiums and deferred loan origination fees and costs				70,645		70,645
(Earnings) losses from investments under the equity method	(4,580)	(13,506)	723	(927)	(1,224)	(19,514)
Stock options expense	464			875		1,339
Deferred income taxes	1,451		(13,635)	(114,112)	31,715	(94,581)
Net disbursements on loans held-for-sale				(4,007,301)		(4,007,301)
Acquisitions of loans held-for-sale				(474,269)		(474,269)
Proceeds from sale of loans held-for-sale				3,475,817		3,475,817
Net decrease in trading securities				1,002,759	319	1,003,078
Net decrease (increase) in accrued income receivable	316	(43)	(2,693)	(42,857)	2,602	(42,675)
Net decrease (increase) in other assets	23,128	2,699	(4,220)	8,555	345	30,507
Net increase in interest payable	375		6,436	377	(2,602)	4,586
Net increase in postretirement benefit obligation				2,407		2,407
Net increase in other liabilities	3,370	20	32,608	14,207	(31,560)	18,645

Total adjustments	(53,635)	133,258	132,021	402,281	(290,174)	323,751

Net cash provided by (used in) operating activities	175,965	4,492	(6,101)	537,871	(158,876)	553,351

Cash flows from investing activities:
Net (increase) decrease in money market investments	(62,300)	775	2,357	(334,854)	127,068	(266,954)
Purchases of investment securities:
Available-for-sale	(6,808)	(2)		(793,475)	732,365	(67,920)
Held-to-maturity	(2,749,665)			(14,277,166)		(17,026,831)
Other			(928)	(46,858)		(47,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,801,852	(735,548)	1,066,304
Held-to-maturity	2,559,000	900		14,284,651		16,844,551
Other				17,071		17,071
Proceeds from sale of investment securities available-for- sale	5,783	16,605		14,964		37,352
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments (disbursements) on loans	89,556	(21,550)	(125,919)	(753,204)	(326,865)	(1,137,982)
Proceeds from sale of loans				16,367		16,367
Acquisition of loan portfolios				(22,312)		(22,312)
Capital contribution to subsidiary		(300)		500	(200)
Assets acquired, net of cash				(2,378)		(2,378)
Mortgage servicing rights purchased				(25,596)		(25,596)
Acquisition of premises and equipment	(513)			(69,094)		(69,607)
Proceeds from sale of premises and equipment				29,501		29,501
Proceeds from sale of foreclosed assets				113,776		113,776

Net cash provided by (used in) investing activities	80,537	(3,570)	(123,625)	(46,254)	(203,180)	(296,092)

Cash flows from financing activities:
Net increase in deposits				2,148,419	2,249	2,150,668
Net increase in federal funds purchased and assets sold under agreements to repurchase			105,503	549,555	(130,200)	524,858
Net decrease in other short-term borrowings	(125,787)		(45,242)	(2,575,473)	127,274	(2,619,228)
Payments of notes payable			(4,583)	(1,443,198)	202,449	(1,245,332)
Proceeds from issuance of notes payable	298		89,293	731,496		821,087
Dividends paid to parent company				(159,200)	159,200

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Dividends paid	(142,898)					(142,898)
Proceeds from issuance of common stock	12,836					12,836
Treasury stock acquired	(63)			(289)		(352)
Capital contribution from parent				(200)	200

Net cash (used in) provided by financing activities	(255,614)		144,971	(748,890)	361,172	(498,361)

Net increase (decrease) in cash and due from banks	888	922	15,245	(257,273)	(884)	(241,102)
Cash and due from banks at beginning of period	2	157	322	949,868	(191)	950,158

Cash and due from banks at end of period	$890	$1,079	$15,567	$692,595	$(1,075)	$709,056

Note 27 — Subsequent Events
Transaction with Goldman Sachs
On November 3, 2008, the Corporation completed the sale of the loan and servicing assets of PFH to various Goldman Sachs affiliates. This transaction is described in Note 3 to the consolidated financial statements.
Restructuring Plans
On October 17, 2008, the Board of Directors of Popular, Inc. approved two restructuring plans. The restructuring plan for Banco Popular North America (the “BPNA Restructuring Plan”) contemplates the following measures: closing, consolidation or sale of underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the aforementioned branch and balance sheet initiatives.
It is anticipated that the BPNA Restructuring Plan will result in estimated combined charges for the Corporation of $36.6 million, to be recognized during the fourth quarter of 2008 and in 2009, broken down as follows:

($ in millions)

Severance, bonuses and other benefits	$14.4
Lease contract terminations and write-off of leasehold improvements	17.9
Other costs, mostly write-downs of core deposit intangibles	4.3

Total	$36.6

As a result of the BPNA Restructuring Plan, the exiting and downsizing of certain business lines and reductions in support functions, the Corporation expects an overall headcount reduction of 30% or about 640 full-time equivalent positions.
The restructuring plan of E-LOAN (the “E-LOAN 2008 Restructuring Plan”) contemplates E-LOAN ceasing to operate as a direct lender in the fourth quarter of 2008. E-LOAN will continue to market deposit accounts under its name for the benefit of BPNA and offer loan customers the option of being referred to a trusted consumer lending partner.
It is anticipated that the E-LOAN Restructuring Plan will result in estimated combined charges for the Corporation of $13.6 million, to be recognized during the fourth quarter of 2008 and in 2009, broken down as follows:

($ in millions)

Severance, bonuses and other benefits	$6.1
Lease contract terminations and write-off of leasehold improvements	2.5
Other costs, principally write-downs of equipment and other intangibles	5.0

Total	$13.6

These estimates are preliminary as management is still in the process of evaluating the cost of implementing the restructuring plans. Accordingly, no assurance can be given that the final charges may not differ by a significant amount from these estimates.
BPNA and E-LOAN are part of the BPNA reportable segment.

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
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products. BPNA operates branches in New York, California, Illinois, New Jersey, Florida and Texas. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner for loan products. PFH operations were discontinued in the third quarter of 2008. Disclosures on the discontinued operations as well as recent restructuring plans in the BPNA and E-LOAN subsidiaries are included in this MD&A. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 25 to the consolidated financial statements presents information about the Corporation’s business segments.
The Corporation reported a net loss of $668.5 million for the quarter ended September 30, 2008, compared with a net income of $36.0 million in the same quarter of 2007. Table A provides selected financial data and performance indicators for the quarter and nine-month periods ended September 30, 2008 and 2007.
The following items principally impacted financial results for the quarter ended September 30, 2008:
•	Losses of $457.3 million, net of tax, related to the discontinued operations of the U.S.-based reporting segment Popular Financial Holdings. The losses included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and an unfavorable impact to income tax due to the recording of a valuation allowance on deferred tax assets of $171.2 million.

•	Losses from continuing operations of $211.2 million, net of tax, primarily resulting from a valuation allowance of $189.2 million against the Corporation’s deferred tax assets related to U.S. operations which negatively impacted income tax expense and higher provision for loan losses of $165.8 million as a result of higher credit losses, particularly in real estate related loans.
Financial results for the quarter and nine months ended September 30, 2008 and 2007 are summarized in Table A. The Corporation retrospectively adjusted certain information, principally that impacting the statement of operations, to present in a separate line item the results from discontinued operations from prior periods presented in this Form 10-Q for comparability purposes. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.
Net Loss from Continuing Operations:
Financial results for the quarter ended September 30, 2008 for Popular’s continuing operations were principally impacted by the following items (on a pre-tax basis compared to the third quarter of 2007):
•	Higher income tax expense by $125.3 million, which includes a $189.2 million adjustment to recognize a valuation allowance on a part of the deferred tax assets related to the Corporation’s continuing U.S. operations. Given that the Corporation files a consolidated U.S. tax return for its

U.S. operations, the Corporation can continue to benefit from the net operating losses carryforward derived from the PFH reportable segment losses. Based on the internal assessment of the realization of the U.S. deferred tax asset, during the third quarter of 2008, management determined that it was appropriate to establish a valuation allowance of $360.4 million, of which $189.2 million of the impact in income tax expense is accounted as part of the Corporation’s continuing operations. Refer to the Income Taxes section of this MD&A for further information on deferred tax assets.

•	Higher provision for loan losses for the third quarter of 2008 by $165.8 million, including $61.9 million in specific reserves for loans classified as impaired under SFAS No. 114. The increase in provision for loan losses was driven principally by higher net charge-offs and deteriorating credit quality trends. Details on credit quality indicators are included in the Credit Risk Management and Loan Quality Section in this MD&A. The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios.

•	Lower net interest income by $7.4 million, and

•	Higher operating expenses by $4.0 million.
     The above were partially offset by higher non-interest income by $11.0 million.
Banco Popular de Puerto Rico reportable segment’s net income amounted to $35.4 million for the quarter ended September 30, 2008, compared to net income of $80.2 million for the same quarter in 2007. The Corporation’s banking business in Puerto Rico continues to feel the pressure of weak economic conditions. The reduction in net income, when comparing the results for the 2008 and 2007 third quarters, was principally attributed to an increase in its provision for loan losses of $62.8 million. Revenues derived from deposit accounts and other service fees increased 7%. Management in the Puerto Rico operations continues focusing on addressing credit-related challenges and on implementing additional income opportunities and cost reduction initiatives to mitigate the additional provision expense. The expense reduction efforts include (i) reducing headcount by attrition (leveraging human resources through internal mobility), (ii) focusing on projects that will result in immediate contributions to profitability, and (iii) rationalizing product lines that consistently fail to deliver adequate returns on equity. Banco Popular de Puerto Rico will consolidate its consumer-finance operations, Popular Finance, into its retail banking operations. Popular Finance stopped originating loans on November 1, 2008. Some of Popular Finance’s 44 branches will continue to operate as customer-service operations. The remaining branches of Popular Finance will be closed or sold. Employees at Popular Finance will be relocated to support other business lines at the Puerto Rico operations.
EVERTEC, the Corporation’s processing business, continues to perform well, reporting net income of $8.5 million in the third quarter of 2008, compared to $8.1 million in the same quarter of the previous year, for an increase of approximately 5%.
Banco Popular North America (“BPNA”) reportable segment, which includes E-LOAN, reported a net loss for the quarter ended September 30, 2008 of $139.0 million, compared to a net loss of $1.1 million in the same quarter of 2007. Of the results for the quarter ended September 30, 2008, $51.7 million of those losses pertain to BPNA, while $87.4 million pertains to E-LOAN. These operations were impacted by an increase of $103.0 million in the provision for loan losses compared to the same quarter of 2007 and by $94.5 million valuation allowance established for part of the deferred tax assets in the third quarter of 2008. The Corporation has concluded that an accelerated downturn of the U.S. economy requires a leaner, more efficient U.S. business model. As such, the Corporation is reducing the size of its banking operations in the U.S. mainland to a level suited to present economic conditions. The objective of the restructuring plan for this reportable segment is to improve profitability in the short term, increase liquidity and lower credit costs, and over time achieve a greater integration with corporate functions in Puerto Rico. Refer to the Subsequent Events section of this MD&A for information on the BPNA restructuring plan approved by the Corporation’s Board of Directors in October 2008.

TABLE A
Financial Highlights

Financial Condition Highlights	At September 30,				Average for the nine months**
(In thousands)	2008		2007	Variance	2008	2007	Variance

Money market investments	$309,497		$635,097	$(325,600)	$651,043	$449,722	$201,321
Investment and trading securities	8,962,130		9,999,296	(1,037,166)	8,949,770	10,574,675	(1,624,905)
Loans	26,581,169	*	33,320,804	(6,739,635)	26,513,808	25,110,127	1,403,681
Total earning assets	35,852,796	*	43,955,197	(8,102,401)	36,114,621	36,134,524	(19,903)
Total assets	40,390,142		47,280,131	(6,889,989)	41,391,639	47,168,015	(5,776,376)
Deposits	27,911,397		26,601,515	1,309,882	27,268,864	24,972,662	2,296,202
Borrowings	8,479,537	*	16,016,991	(7,537,454)	7,519,439	9,750,011	(2,230,572)
Stockholders’ equity	3,007,473		3,803,721	(796,248)	3,440,296	3,870,770	(430,474)

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2008	2007	Variance	2008	2007	Variance

Net interest income	$324,282	$331,646	$(7,364)	$990,338	$968,342	$21,996
Provision for loan losses	252,160	86,340	165,820	602,561	219,477	383,084
Non-interest income	187,928	176,925	11,003	688,477	683,078	5,399
Operating expenses	322,915	318,961	3,954	976,548	973,372	3,176
(Loss) income from continuing operations before income tax	(62,865)	103,270	(166,135)	99,706	458,571	(358,865)
Income tax expense	148,308	23,056	125,252	152,467	105,598	46,869
(Loss) income from continuing operations, net of income tax	(211,173)	80,214	(291,387)	(52,761)	352,973	(405,734)
Loss from discontinued operations, net of income tax	(457,370)	(44,211)	(413,159)	(488,242)	(123,373)	(364,869)
Net (loss) income	$(668,543)	$36,003	$(704,546)	$(541,003)	$229,600	$(770,603)
Net (loss) income applicable to common stock	$(679,772)	$33,024	$(712,796)	$(561,213)	$220,665	$(781,878)
Earnings per common share:
Basic and diluted (losses) earnings from continuing operations	$(0.79)	$0.28	$(1.07)	$(0.26)	$1.23	$(1.49)
Basic and diluted (losses) earnings
from discontinued operations	$(1.63)	$(0.16)	$(1.47)	$(1.74)	$(0.44)	$(1.30)
Basic and diluted (losses) earnings — Total	$(2.42)	$0.12	$(2.54)	$(2.00)	$0.79	$(2.79)

Selected Statistical Information

	Third Quarter		Nine months ended September 30,
	2008	2007	2008	2007

Common Stock Data — Market price
High	$11.17	$16.18	$14.07	$18.94
Low	5.12	11.38	5.12	11.38
End	8.29	12.28	8.29	12.28
Book value per share at period end	8.59	12.94	8.59	12.94
Dividends declared per share	0.08	0.16	0.40	0.48
Dividend payout ratio	(6.65%)	135.35%	(23.85%)	60.71%

Profitability Ratios — Return on assets	(6.55%)	0.30%	(1.75%)	0.65%
Return on common equity	(93.32)	3.52	(24.57)	8.01
Net interest spread (taxable equivalent)	3.42	3.27	3.44	3.22
Net interest margin (taxable equivalent)	3.89	3.88	3.92	3.83

Capitalization Ratios — Equity to assets	8.54%	8.29%	8.31%	8.21%
Tangible equity to assets	6.97	6.77	6.75	6.68
Internal capital generation	(80.56)	(1.20)	(26.24)	2.98
Tier I capital to risk — adjusted assets	9.09	10.73	9.09	10.73
Total capital to risk — adjusted assets	10.35	11.98	10.35	11.98
Leverage ratio	7.17	8.31	7.17	8.31

*	Excludes assets / liabilities from discontinued operations as of September 30, 2008 as follows: $626 million in loans, $630 million in earning assets, and $166 million in borrowings. These are included as part of “Assets / Liabilities from discontinued operations” in the consolidated statement of condition as of such date.

**	Excludes averages of assets / liabilities from discontinued operations. Averages for September 30, 2007 were retrospectively adjusted to conform to the September 30, 2008 presentation.

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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2007, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, including Item 1A of Part III; readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common (BPOP) and preferred stock (BPOPO and BPOPP) are traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system.
DISCONTINUED OPERATIONS
On August 29, 2008, the Corporation announced that it had entered into an agreement to sell loans, residual interests and servicing related assets of PFH and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. The transaction closed on November 3, 2008. This sale resulted in a reduction in assets, mostly accounted at fair value, of over $900 million, and provided over $700 million in additional liquidity.
In addition, on September 18, 2008, the Corporation announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The transaction provided approximately $198 million in cash and resulted in a reduction in unpaid principal balance of loans held at PFH of approximately $309 million.
The above actions and past sales and restructuring plans executed at PFH in the past two years have resulted in the discontinuance of the Corporation’s PFH operations. This includes exiting all business activities, consisting of loan origination channels and loan servicing functions previously conducted at PFH. As of September 30, 2008, the Corporation reclassified $789 million of net assets of the PFH business to discontinued operations, substantially all of which were classified as held-for-sale as of September 30, 2008.
The proceeds from the PFH asset sales will be used for repayment of the Corporation’s medium-term notes due in

2009 as well as other debt maturities. The Corporation reported a net loss for the discontinued operations of $457.3 million in the third quarter of 2008. The loss included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and the recording of a valuation allowance on deferred tax assets of $171.2 million.
Assets and liabilities of discontinued operations, substantially all of which are classified as held-for-sale, were estimated as follows as of September 30, 2008:

($ in millions)	September 30, 2008

Loans	$626
Servicing rights	37
Servicing advances	280
Residual interests	4
Other	22

Total assets	$969

Secured borrowings	$166
Other liabilities	14

Total liabilities	$180

Net assets	$789

The following table provides financial information for the discontinued operations for the quarter and nine months ended September 30, 2008 and 2007.

	Quarter ended		Nine months ended
($ in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net interest income	$1.6	$28.5	$30.7	$118.1
Provision for loan losses	10.5	61.8	19.0	140.1
Non-interest (loss) income, including fair value adjustments on loans and MSRs	(256.4)	(9.9)	(255.4)	(60.5)
Operating expenses, including reductions in value of servicing advances and other real estate	126.3	28.0	193.0	110.0
Loss on disposition during the period(1)	(53.5)	—	(53.5)	—

Pre-tax loss from discontinued operations	$(445.1)	$(71.2)	$(490.2)	$(192.5)
Income tax expense (benefit)	12.2	(27.0)	(2.0)	(69.1)

Loss from discontinued operations, net of tax	$(457.3)	$(44.2)	$(488.2)	$(123.4)

(1)	Loss on disposition during the period is associated to the sale of manufactured housing loans in September 2008, which included lower of cost or market adjustments at reclassification from loans held-in-portfolio to loans held-for-sale.

As part of these actions at PFH, the Corporation entered into a restructuring plan (the “PFH Discontinuance Restructuring Plan”) to eliminate employment positions, terminate contracts and incur other costs associated with the sale. Further information on the restructuring plan is provided in the Restructuring Plans section in this MD&A.
As of September 30, 2008, on a pro-forma basis after giving effect to the sale of PFH’s loan and servicing assets described above, the Corporation’s capital ratios are estimated as follows: Tier I capital ratio of approximately 9.43%, total capital ratio of approximately 10.69%, and leverage ratio of approximately 7.15%. Refer to Table K for the Corporation’s regulatory capital ratios and amounts of total risk-based capital, Tier I risk-based capital and Tier I leverage at September 30, 2008.

SUBSEQUENT EVENTS
Transaction with Goldman Sachs
On November 3, 2008, the Corporation completed the sale of the loans and servicing assets of PFH to various Goldman Sachs affiliates. Refer to the Discontinued Operations section of this MD&A for further information.
Restructuring Plans
The Corporation has concluded that an accelerated downturn of the U.S. economy requires a leaner, more efficient U.S. business model. As such, the Corporation is reducing the size of its banking operations in the U.S. mainland to a level suited to present economic conditions. On October 17, 2008, the Board of Directors of Popular, Inc. approved two restructuring plans for the BPNA reportable segment. The objective of the restructuring plans is to improve profitability in the short term, increase liquidity and lower credit costs, and over time achieve a greater integration with corporate functions in Puerto Rico.
The restructuring plan for Banco Popular North America (banking operations) (the “BPNA Restructuring Plan”) contemplates the following measures: closing, consolidation or sale of underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the aforementioned branch and balance sheet initiatives.
It is anticipated that the BPNA Restructuring Plan will result in estimated combined charges for the Corporation of $36.6 million, to be recognized during the fourth quarter of 2008 and in 2009, broken down as follows:

($ in millions)

Severance, bonuses and other benefits	$14.4
Lease contract terminations and write-off of leasehold improvements	17.9
Other costs, mostly write-downs of core deposit intangibles	4.3

Total	$36.6

As a result of the BPNA Restructuring Plan, the exiting and downsizing of certain business lines and reductions in support functions, the Corporation expects an overall headcount reduction of 30% or about 640 full-time equivalent positions.
The BPNA Restructuring Plan is expected to achieve annual expense savings at BPNA of approximately $50 million and is expected to be rolled out in the fourth quarter 2008 with an estimated completion date of June 2009.
The restructuring plan of E-LOAN (the “E-LOAN 2008 Restructuring Plan”) contemplates E-LOAN ceasing to operate as a direct lender in the fourth quarter of 2008. E-LOAN will continue to market deposit accounts under its name for the benefit of BPNA and offer loan customers the option of being referred to a trusted consumer lending partner. All operational and support functions will be transferred to BPNA and EVERTEC by July 2009.
It is anticipated that the E-LOAN 2008 Restructuring Plan will result in estimated combined charges for the Corporation of $13.6 million, to be recognized during the fourth quarter of 2008 and in 2009, broken down as follows:

($ in millions)

Severance, bonuses and other benefits	$6.1
Lease contract terminations and write-off of leasehold improvements	2.5
Other costs, principally write-downs of equipment and other intangibles	5.0

Total	$13.6

Annualized expected savings from the E-LOAN 2008 Restructuring Plan are estimated at approximately $37 million.
These estimates are preliminary as management is still in the process of evaluating the cost of implementing the restructuring plans. Accordingly, no assurance can be given that the final charges may not differ by a significant amount from these estimates.
Legislation
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of the United States Treasury Department (“Treasury”) with broad authority to deploy up to $750 billion into the financial system to help restore stability and liquidity to U.S. markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments by Treasury in qualified financial institutions as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.
The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. This program provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9%, thereafter. This program also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic and subject to approval by the Treasury.
Furthermore, the EESA included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.
RESTRUCTURING PLANS IN PLACE AS OF SEPTEMBER 30, 2008
PFH Discontinuance Restructuring Plan
As previously indicated in the Discontinued Operations section of this MD&A, in August 2008 the Corporation entered into a new restructuring plan for its PFH operations to eliminate employment positions, terminate contracts and incur other costs associated with the discontinuance of PFH’s operations It is anticipated that the PFH Discontinuance Restructuring Plan will result in estimated combined charges for the Corporation of approximately $14 million, from which $5.1 million was recognized during the third quarter of 2008 and the remainder is expected to be recognized during the fourth quarter of 2008 and 2009. The costs consist of severance bonuses and other employee benefits, lease and contract termination expenses, and other costs, principally consisting of software, equipment and fixed asset impairments. Full-time equivalent employees at the PFH reportable segment were 299 as of September 30, 2008.

During the quarter ended September 30, 2008, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
September 30, 2008	$3,916 (a)	$1,164 (b)	$5,080

Total	$3,916	$1,164	$5,080

(a)	Fixed assets and prepaid expenses

(b)	Severance, retention bonuses and other employee benefits
The PFH Discontinuance Restructuring Plan charges incurred in the third quarter of 2008 are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statement of operations.
PFH Branch Network Restructuring Plan
Given the disruption in the capital markets since the summer of 2007 and its impact on funding, management of the Corporation concluded during the fourth quarter of 2007 that it would be difficult to generate an adequate return on the capital invested at Equity One’s consumer service branches.
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit the subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General Financial (“American General”). This company hired certain of Equity One’s consumer services employees and retained certain branch locations. During the quarter ended March 31, 2008, Equity One closed substantially all branches not assumed by American General.
During the quarter and nine months ended September 30, 2008 and as part of this particular restructuring plan, the Corporation incurred certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended	Nine months ended
(In thousands)	September 30, 2008	September 30, 2008

Personnel costs	$63	$8,468	(a)
Net occupancy expenses	—	5,905	(b)
Equipment expenses	—	675
Communications	—	590
Other operating expenses	—	1,021	(c)

Total restructuring charges	$63	$16,659

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs
Also, during the fourth quarter of 2007 and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.

As of September 30, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029
June 30, 2008	—	(433)	(433)
September 30, 2008	—	63	63

Total	$1,892	$16,659	$18,551

The following table presents the changes during 2008 in the reserve for restructuring costs associated with the PFH Branch Network Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	—
Charges in quarter ended March 31	$17,029
Cash payments	(4,728)

Balance at March 31, 2008	12,301
Charges in quarter ended June 30	412
Cash payments	(7,913)
Reversals	(845)

Balance at June 30, 2008	3,955
Charges in quarter ended September 30	63
Cash payments	(1,615)

Balance as of September 30, 2008	$2,403

The PFH Branch Network Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations for 2008 and 2007.
E-LOAN Restructuring Plan
As indicated in the 2007 Annual Report, in November 2007, the Corporation began a restructuring plan for its Internet financial services subsidiary E-LOAN (the “E-LOAN Restructuring Plan”). This plan included a substantial reduction of marketing and personnel costs at E-LOAN and changes in E-LOAN’s business model. At that time, the changes included concentrating marketing investment toward the Internet and the origination of first mortgage loans that qualify for sale to government sponsored entities (“GSEs”). Also, as a result of escalating credit costs in the current economic environment and lower liquidity in the secondary markets for mortgage related products, in the fourth quarter of 2007, the Corporation determined to hold back the origination by E-LOAN of home equity lines of credit, closed-end second lien mortgage loans and auto loans. The E-LOAN Restructuring Plan resulted in charges recorded in the fourth quarter of 2007 amounting to $231.9 million, which included $211.8 million in non-cash impairment losses related to its goodwill and trademark intangible assets.
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and first quarter of 2008. Full-time equivalent employees at E-LOAN were 300 as of September 30, 2008, compared with 806 as of September 30, 2007.

The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Payments	(4,628)
Reversals	(301)

Balance at March 31, 2008	3,879
Payments	(936)

Balance at June 30, 2008	2,943
Payments	(460)
Reversals	(1,036)

Balance as of September 30, 2008	$1,447

The Corporation does not expect to incur additional significant restructuring costs related to this specific E-LOAN Restructuring Plan during the remainder of year 2008. The associated liability outstanding as of September 30, 2008 is mostly related to lease terminations.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment. Refer to Note 25 to the consolidated financial statements for disclosures on the financial results of E-LOAN for the quarter and nine months ended September 30, 2008 and the comparable periods in 2007.
These costs related to E-LOAN do not consider the new restructuring plan approved in October 2008 which was disclosed in the Subsequent Events section of this MD&A and which eliminated loan origination activities at E-LOAN.
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
As indicated in Note 2 to the consolidated financial statements, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. All of these financial instruments pertained to the operations of Popular Financial Holdings, and at the SFAS No. 159 adoption date included:
•	Approximately $1.2 billion of whole loans held-in-portfolio by PFH outstanding as of December 31, 2007. These whole loans consisted principally of first lien residential mortgage loans and closed-end second lien loans that were originated through the exited origination channels of PFH (e.g. asset acquisition, broker and retail channels), and home equity lines of credit that had been originated by E-LOAN but sold to PFH as part of the Corporation’s 2007 U.S. reorganization. Also, to a lesser extent, the loan portfolio included mixed-use / multi-family loans (small commercial category) and manufactured housing loans.

•	Approximately $287 million of “owned-in-trust” loans and $287 million of bond certificates associated with PFH securitization activities that were outstanding as of December 31, 2007. The “owned-in-trust” loans are pledged as collateral for the bond certificates as a financing vehicle through on-balance sheet securitization transactions. The “owned-in-trust” loans include first lien residential mortgage loans, closed-end second lien loans, mixed-use / multi-family loans (small commercial category) and manufactured housing loans. The majority of the portfolio is comprised of first lien residential mortgage loans.

Upon adoption of SFAS No. 159, the Corporation recognized a negative after-tax adjustment to beginning retained earnings due to the transitional adjustment for electing the fair value option, as detailed in the following table.

		Cumulative effect
	January 1,	adjustment to	January 1, 2008
	2008 (Carrying	January 1, 2008	fair value
	value prior to	retained earnings –	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	$(494,180)	$987,117

Notes payable (bond certificates)	$(286,611)	$85,625	$(200,986)

Pre-tax cumulative effect of adopting fair value option accounting		$(408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		$(261,831)

The fair value adjustments in the loan portfolios recorded upon adoption of SFAS No. 159 on January 1, 2008 were mainly the result of factors such as:
•	In general, the loan portfolio is, in the most part, considered subprime and due to market conditions, considered distressed assets in a very illiquid market.

•	There was a significant deterioration in the delinquency profile of the second-lien closed-end mortgage loan portfolio

•	Property values obtained on subprime loans in foreclosure were declining dramatically. As property values do not justify initiating a foreclosure action, the loan in essence could behave as an unsecured loan.

•	A substantial share of PFH’s closed-end second lien portfolio has combined loan-to-values greater than 90%.

•	The consumer loans measured at fair value also include home equity lines of credit that although were considered prime based on FICO scores, the portfolio had deteriorated. Similar to second lien closed-end loans, the HELOCs were also behaving as an unsecured loan.

•	Certain of the loan portfolios were trading at distressed levels based on the small trading activity available for the products and the expected return by the investors rather than the actual performance and fundamentals of these loans.
Similar factors and continuing disruptions in the capital markets and credit deterioration contributed to the further decline in value of the loan portfolio during 2008.
The following table presents the differences as of September 30, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable for which the fair value option was elected. The fair value of these assets as of September 30, 2008 was determined based on the pricing terms of the sales agreement with Goldman Sachs.

	Aggregate fair
	value as of	Aggregate UPB as
	September 30,	of September 30,	Unrealized
(In thousands)	2008	2008	(loss) gain

Loans:
Mortgage	$442,140	$779,071	$(336,931)
Consumer	78,802	246,090	(167,288)
Commercial	62,870	120,556	(57,686)

Total loans	$583,812	$1,145,717	$(561,905)

Notes payable (bond certificates)	$(166,436)	$(242,883)	$76,447

During the quarter and nine-months ended September 30, 2008, the Corporation recognized $137.2 million and $169.8 million, respectively, in losses attributable to changes in the fair value of loans, including net losses attributable to changes in instrument-specific credit spreads. During the quarter and nine months ended September 30, 2008, the Corporation recognized $3.4 million and $9.6 million, respectively, in losses attributable to changes in the fair value of notes payable (bond certificates). These losses were included in the caption “Loss from discontinued operations, net of tax” in the consolidated statement of operations.
These financial instruments are included as part of “Assets / Liabilities from discontinued operations” in the consolidated statement of condition as of September 30, 2008. PFH, which held the SFAS No. 159 loan portfolio, was financed primarily by advances from its holding company, Popular North America (“PNA”). In turn, PNA depended totally on the capital markets to raise financing to meet its financial obligations. Given the mounting pressure to address PNA’s liquidity needs and the continuing problems with accessing the U.S. capital markets given the current unprecedented market conditions, management decided that the only viable option available to permanently raise the liquidity required by PNA was to sell PFH assets. This decision was taken in the third quarter of 2008.
The following table provides information on non-performing loans measured at fair value pursuant to SFAS No. 159.
Non-Performing Loans Measured at Fair Value pursuant to SFAS No. 159

		Unpaid principal
	Fair value as of	balance as of
(Dollars in thousands)	September 30, 2008	September 30, 2008	Unrealized losses

Commercial	$5,704	$16,399	$(10,695)
Mortgage	58,693	160,356	(101,663)
Consumer	405	8,678	(8,273)

Total non-performing loans measured at fair value	$64,802	$185,433	$(120,631)

Loans past due 90 days or more	$64,802	$185,433	$(120,631)

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 13 to these consolidated financial statements for the disclosures required for the nine-month period ended September 30, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.
FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.
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
The Corporation adopted the provisions of SFAS No. 159 in January 2008 as previously described in the SFAS No. 159 Fair Value Option Election section in this MD&A and in Note 12 to the consolidated financial statements.
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
SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles"
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
FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”
FSP FAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and additional disclosures about the current status of the payment/performance risk of financial guarantees.   FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Accordingly, the Corporation will adopt the provisions of FSP FAS 133-1 and FIN 45-4 in the first quarter 2009.  The Corporation does not expect the adoption of the provisions of FSP FAS 133-1 and FIN 45-4 to have any material impact on the Corporation’s financial condition and results of operations.
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
As disclosed in the Corporation's 2007 Annual Report, management considers income taxes as a critical accounting estimate. Given the magnitude of the valuation allowance recorded on deferred tax assets as of September 30, 2008, this MD&A includes a discussion of the Corporation's accounting policy with respect to this accounting aspect. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Corporation records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not (defined by SFAS No. 109 as a likelihood of more than 50 percent) that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by the Corporation based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, the future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.
The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.  Our accounting for deferred tax consequences represents our best estimate of those future events.  Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.
Fair Value Measurement of Financial Instruments
Effective January 1, 2008, the Corporation is required to determine the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, mortgage servicing rights and residual interests on a recurring basis. From time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Also, the Corporation carries certain loans and borrowings at fair value upon the adoption of SFAS No. 159. These loans and borrowings are part of the assets held-for-sale by PFH as of September 30, 2008 and are included in the categories of “Assets / Liabilities from discontinued operations” in the consolidated statement of condition.
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
Refer to Note 13 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by SFAS No. 157, including assets and liabilities categorized by the three levels of the hierarchy. As of September 30, 2008, approximately $7.8 billion or 95% out of the $8.2 billion of assets from continuing operations measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. Approximately 5% of the assets from continuing operations measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The assets from discontinued operations measured at fair value on a recurring basis amounting to $0.6 billion were all classified as Level 3 in the hierarchy. Also, the bond certificates from discontinued operations measured at fair value were classified as Level 3 in the hierarchy. Additionally, the Corporation reported $796 million of financial assets that were measured at fair value on a nonrecurring basis during the nine-month period ended September 30, 2008 that were still held as of such date and were all classified as Level 3 in the hierarchy.
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

As of September 30, 2008, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $8.0 billion and represented 98% of the Corporation’s assets from continuing operations measured at fair value on a recurring basis. As of September 30, 2008, net unrealized gains on the trading portfolio approximated $11.8 million, while for securities available-for-sale the unrealized net losses approximated $23.6 million. Fair values for most of the Corporation’s trading and investment securities are classified under the Level 2 category. Refer to Note 13 to the consolidated financial statements for more detailed information on the significant security types, hierarchy levels and general description of the particular valuation methodologies for trading and investment securities. Also, Note 6 provides a detail of the Corporation’s investment securities available-for-sale, which represent a significant share of the financial assets measured at fair value as of September 30, 2008.
The fair value of a loan is impacted by the nature of the asset and the market liquidity and activity. When available, the Corporation uses observable market data, including recent closed market transactions, to value loans. When this data is unobservable, the Corporation uses valuation methodologies using current market interest rate data adjusted for factors such as credit risk. When appropriate, loans are valued using collateral values as a practical expedient. As previously indicated, the Corporation measured at fair value $584 million in loans as of September 30, 2008 pursuant to the SFAS No. 159 election which were classified as part of “Assets from discontinued operations”. The loans measured at fair value pursuant to SFAS No. 159 were valued internally utilizing the pricing terms of the sales agreement with Goldman Sachs as the best available fair value indicator.
Mortgage servicing rights (“MSRs”), which amounted to $165 million as of September 30, 2008 including $37 million of MSRs from discontinued operations, do not trade in an active market with readily observable prices. MSRs for the banking operations are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayments assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Refer to the Critical Accounting Policies / Estimates section of the 2007 Annual Report for information on the valuation methodologies followed by the Corporation with respect to MSRs. Disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions is included in Note 8 to the consolidated financial statements. The MSRs related to PFH operations were valued as of September 30, 2008 by allocating a portion of the estimated fair value of the servicing related assets to be sold to Goldman Sachs, which was based on the price terms under the agreement. PFH’s MSRs are included as part of “Assets from discontinued operations” in the consolidated statement of condition.
NET INTEREST INCOME
Net interest income is the Corporation’s primary source of earnings. Tables B and C present the different components of the Corporation’s net interest income from continuing operations, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2008, compared with the same periods in 2007, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the Puerto Rico Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax exempt under Puerto Rico laws. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter and nine-month period. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for quarter and nine months ended September 30, 2008 included favorable impacts of $3.5 million and $13.0 million, respectively, consisting principally of amortization of loan origination costs and fees, amortization of net premiums on loans purchased, and prepayment penalties and late payment charges. The favorable impact for the quarter and nine month period ended September 30, 2007 was $6.8 million and $19.0 million, respectively. The negative variance in this category was mainly influenced by a lower amount of origination fees, prepayment penalties and late fees.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2008	2007	Variance	2008	2007	Variance		2008	2007	Variance	Rate	Volume

($ in millions)							(In thousands)
$599	$538	$61	2.29%	5.27%	(2.98%)	Money market investments	$3,455	$7,155	$(3,700)	$(4,414)	$714
8,212	9,618	(1,406)	4.99	5.21	(0.22)	Investment securities	102,537	125,251	(22,714)	(5,497)	(17,217)
539	660	(121)	7.83	6.28	1.55	Trading securities	10,605	10,459	146	2,271	(2,125)

9,350	10,816	(1,466)	4.98	5.28	(0.30)		116,597	142,865	(26,268)	(7,640)	(18,628)

						Loans:
15,936	15,085	851	5.91	7.76	(1.85)	Commercial *	236,661	294,923	(58,262)	(74,132)	15,870
1,115	1,164	(49)	7.81	7.94	(0.13)	Leasing	21,772	23,107	(1,335)	(383)	(952)
4,607	4,829	(222)	7.09	7.40	(0.31)	Mortgage	81,706	89,299	(7,593)	(3,575)	(4,018)
4,785	4,572	213	10.24	10.63	(0.39)	Consumer	122,883	122,106	777	(6,407)	7,184

26,443	25,650	793	6.98	8.21	(1.23)		463,022	529,435	(66,413)	(84,497)	18,084

$35,793	$36,466	$(673)	6.46%	7.34%	(0.88%)	Total earning assets	$579,619	$672,300	$(92,681)	$(92,137)	$(544)

						Interest bearing deposits:
$5,108	$4,579	$529	1.77%	2.68%	(0.91%)	NOW and money market**	$22,771	$30,980	$(8,209)	$(11,666)	$3,457
5,561	5,684	(123)	1.43	2.03	(0.60)	Savings	20,040	29,028	(8,988)	(6,050)	(2,938)
12,480	11,403	1,077	3.91	4.76	(0.85)	Time deposits	122,800	136,817	(14,017)	(27,609)	13,592

23,149	21,666	1,483	2.85	3.60	(0.75)		165,611	196,825	(31,214)	(45,325)	14,111

4,886	8,371	(3,485)	3.03	5.16	(2.13)	Short-term borrowings	37,233	108,971	(71,738)	(38,397)	(33,341)
2,235	948	1,287	5.05	5.17	(0.12)	Medium and long-term debt	28,355	12,341	16,014	(327)	16,341

30,270	30,985	(715)	3.04	4.07	(1.03)	Total interest bearing liabilities	231,199	318,137	(86,938)	(84,049)	(2,889)
						Non-interest bearing
4,106	3,980	126				demand deposits
1,417	1,501	(84)				Other sources of funds

$35,793	$36,466	$(673)	2.57%	3.46%	(0.89%)

			3.89%	3.88%	0.01%	Net interest margin

						Net interest income on a taxable equivalent basis	348,420	354,163	(5,743)	$(8,088)	$2,345

			3.42%	3.27%	0.15%	Net interest spread

						Taxable equivalent adjustment	24,138	22,517	1,621

						Net interest income	$324,282	$331,646	$(7,364)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the decrease in average earning assets was mainly due to the Corporation’s strategy of not reinvesting maturities of low yielding investments. Increases in both commercial loans and consumer loans partially offset the reduction in the investments category. Construction loans accounted for 54% of the increase in the commercial loans category. The performance of these loans will continue to challenge the Corporation in the current economic environment; however the performance of these loans is being closely monitored. The increase in the consumer loans category was mainly due to a higher balance of home equity lines of credit (“HELOCs”) from the E-LOAN subsidiary. E-LOAN discontinued the origination of these loans earlier this year as part of its restructuring plan. The Corporation’s funding mix was also modified with a portion of borrowings being replaced by brokered certificates of deposits and the Corporation increasing its long-term borrowings position in both BPPR and BPNA. Refer to the Financial Condition section of this MD&A for further discussion of variance explanations.
The decrease in net interest income was mainly the result of the following factors:
•	The Federal Reserve (“FED”) lowered the federal funds target rate by 275 basis points from September 30, 2007 to September 30, 2008. The reduction in market rates impacted the yield of several of the Corporations earning assets during that period. These assets include; commercial and construction loans of which 63% have floating or adjustable rates; floating rate collateralized mortgage obligations, and HELOCs, as well as the origination of loans in a low interest rate environment.

•	Liquidity concerns during the second half of 2007 prompted the Corporation to enter into certain financing agreements which limited the expected benefit of reduced market rates in the overall cost of funds. The increase of $1.3 billion in the quarterly average balance of brokered certificates of deposit, which carry a higher rate than short-term borrowings, impacted negatively the results for the third quarter of 2008.

•	The previously mentioned reduction in the yield of floating rate HELOCs as well as reductions made during 2007 in the uncollectible interest reserve for credit cards, which generated a positive impact in income during the third quarter of 2007, contributed to the reduction in yield of the consumer loan portfolio.
Favorable items impacting net interest income include a lower cost for borrowings and interest bearing deposits. The decreases in market rates impacted the variance in addition to reductions in the rates paid for certain non-maturity deposits.
As shown in Table C, net interest income on a taxable equivalent basis for the nine month period ended September 30, 2008 increased mainly due to a change in the mix of average earning assets. Low yielding investments matured while the loan portfolio continued its growth. The dynamics of this movement left earning assets in line with the third quarter of 2007 while the loan portfolio yield is over 200 basis points higher than the investments.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2008	2007	Variance	2008	2007	Variance		2008	2007	Variance	Rate	Volume

($ in millions)							(In thousands)
$651	$450	$201	2.97%	5.38%	(2.41%)	Money market investments	$14,459	$18,104	$(3,645)	$(9,992)	$6,347
8,254	9,953	(1,699)	5.07	5.14	(0.07)	Investment securities	313,800	383,929	(70,129)	(5,559)	(64,570)
696	621	75	7.35	6.10	1.25	Trading securities	38,295	28,324	9,971	6,305	3,666

9,601	11,024	(1,423)	5.09	5.21	(0.12)		366,554	430,357	(63,803)	(9,246)	(54,557)

						Loans:
15,714	14,795	919	6.25	7.79	(1.54)	Commercial *	734,934	861,588	(126,654)	(175,918)	49,264
1,115	1,185	(70)	7.97	7.88	0.09	Leasing	66,672	70,055	(3,383)	780	(4,163)
4,769	4,698	71	7.23	7.31	(0.08)	Mortgage	258,495	257,448	1,047	(2,813)	3,860
4,916	4,432	484	10.23	10.52	(0.29)	Consumer	376,719	349,092	27,627	(12,640)	40,267

26,514	25,110	1,404	7.23	8.18	(0.95)		1,436,820	1,538,183	(101,363)	(190,591)	89,228

$36,115	$36,134	$(19)	6.67%	7.28%	(0.61%)	Total earning assets	$1,803,374	$1,968,540	$(165,166)	$(199,837)	$34,671

						Interest bearing deposits:
$4,996	$4,383	$613	1.92%	2.61%	(0.69%)	NOW and money market **	$71,919	$85,622	$(13,703)	$(25,459)	$11,756
5,606	5,741	(135)	1.56	1.99	(0.43)	Savings	65,295	85,481	(20,186)	(13,049)	(7,137)
12,529	10,837	1,692	4.17	4.71	(0.54)	Time deposits	391,382	381,554	9,828	(54,022)	63,850

23,131	20,961	2,170	3.05	3.53	(0.48)		528,596	552,657	(24,061)	(92,530)	68,469

5,549	8,804	(3,255)	3.32	5.17	(1.85)	Short-term borrowings	137,824	340,162	(202,338)	(108,149)	(94,189)
1,971	946	1,025	5.14	5.60	(0.46)	Medium and long-term debt	75,823	39,667	36,156	(3,511)	39,667

30,651	30,711	(60)	3.23	4.06	(0.83)	Total interest bearing liabilities	742,243	932,486	(190,243)	(204,190)	13,947
4,137	4,012	125				Non-interest bearing demand deposits
1,327	1,411	(84)				Other sources of funds

$36,115	$36,134	$(19)	2.75%	3.45%	(0.70%)

			3.92%	3.83%	0.09%	Net interest margin

						Net interest income on a taxable equivalent basis	1,061,131	1,036,054	25,077	$4,353	$20,724

			3.44%	3.22%	0.22%	Net interest spread

						Taxable equivalent adjustment	70,793	67,712	3,081

						Net interest income	$990,338	$968,342	$21,996

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses in the continuing operations totaled $252.2 million, or 148% of net charge-offs, for the quarter ended September 30, 2008, compared with $86.3 million or 136%, respectively, for the same quarter in 2007. The provision for loan losses for the quarter ended September 30, 2008, when compared with the same quarter in 2007, reflects higher net charge-offs by $107.1 million, mainly in construction loans by $53.9 million, consumer loans by $27.3 million, commercial loans by $18.0 million, and mortgage loans by $7.8 million. Provision and net charge-offs information for prior periods was retrospectively adjusted to exclude discontinued operations from continuing operations for comparative purposes.

The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios. The economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until more sustainable economic growth resumes and property values stabilize.
The higher level of provision for the quarter ended September 30, 2008 was mainly attributable to the continuing deterioration in the commercial and construction loan portfolios due to current economic conditions and the slowdown in the United States housing sector. The allowance for loan losses for commercial and construction credits has increased, particularly the specific reserves for loans considered impaired. During the quarter ended September 30, 2008, the Corporation recorded $61.9 million in specific reserves for loans classified as impaired under SFAS No. 114.
Further information on net charge-offs and non-performing assets is provided in the Credit Risk Management and Loan Quality section of this MD&A.
NON-INTEREST INCOME
Non-interest income from continuing operations totaled $187.9 million for the quarter ended September 30, 2008, an increase of 6%, compared with the same quarter in 2007. For the nine-month period ended September 30, 2008, non-interest income from continuing operations totaled $688.5 million, an increase of 1% when compared to the same period of the previous year.
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and nine months ended September 30, 2008 and 2007.
TABLE D

Non-Interest Income

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Service charges on deposit accounts	$52,433	$49,704	$2,729	$155,319	$146,567	$8,752

Other service fees:
Credit card fees and discounts	27,138	25,975	1,163	81,664	74,498	7,166
Debit card fees	28,170	16,228	11,942	79,880	49,184	30,696
Processing fees	13,044	11,674	1,370	38,587	35,463	3,124
Insurance fees	12,378	14,410	(2,032)	38,254	40,624	(2,370)
Sale and administration of investment products	6,890	8,043	(1,153)	25,966	22,614	3,352
Mortgage servicing fees, net of fair value adjustments	(1,407)	4,706	(6,113)	13,809	16,257	(2,448)
Trust fees	2,906	2,880	26	9,038	7,806	1,232
Other fees	6,183	5,947	236	19,451	19,266	185

Total other service fees	95,302	89,863	5,439	306,649	265,712	40,937

Net (loss) gain on sale and valuation adjustments of investment securities	(9,132)	(776)	(8,356)	69,430	112,842	(43,412)
Trading account profit	6,669	9,239	(2,570)	38,547	29,765	8,782
Gain on sale of loans and valuation adjustments on loans held-for-sale	6,522	6,975	(453)	25,696	40,224	(14,528)
Other operating income	36,134	21,920	14,214	92,836	87,968	4,868

Total non-interest income	$187,928	$176,925	$11,003	$688,477	$683,078	$5,399

Major variance explanations in non-interest income for the quarter ended September 30, 2008, when compared to the same quarter of the previous year, were as follows:
•	An increase in other operating income mostly related to $21.1 million in gains on the sale of a New York real estate property by the U.S. banking subsidiary during this quarter, which was partially offset by lower referral and escrow closing services income from E-LOAN due to the downsizing of its operations in 2008 and from lower revenues derived from investments accounted for under the equity method;

•	Other service fees for the quarter ended September 30, 2008, increased by 6% when compared to the same quarter of the previous year. A detail of other service fees by category is shown in the Table D. There were higher debit card fees as a result of higher revenues from merchants due in part to a change in the pricing structure for transactions processed from a fixed charge per transaction to a variable rate based on the amount of the transaction, as well as higher surcharging income from the use of Popular’s automated teller machine network, which were partially offset by unfavorable changes in the fair value of the servicing assets during this quarter;
These variances were partially offset by:
•	Higher net loss on sale and valuation adjustments of investment securities, which consisted of the following:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Net gain (loss) on sale of investment securities	$15	$(776)	$791	$78,577	$120,443	$(41,866)
Valuation adjustments of investment securities	(9,147)	—	(9,147)	(9,147)	(7,601)	(1,546)

Total	$(9,132)	$(776)	$(8,356)	$69,430	$112,842	$(43,412)

During the quarter ended September 30, 2008, the Corporation recorded other-than-temporary impairments on investment securities held by the corporate group of $9.1 million, principally associated to equity investments in a U.S. financial institution.
Major variance explanations in non-interest income for the nine months ended September 30, 2008, when compared to the same period in 2007, were as follows:
•	Other service fees for the nine months ended September 30, 2008, increased by 15% when compared to the same period of the previous year. Refer to Table D for a detail of other service fees by major categories. Debit card fees were the principal driver of the increase in other service fees due to similar factors described in the quarterly results. Also, credit card fees increased due to higher merchant fees and credit card interchange fees due to higher merchant sales volume;

•	Trading account profits increased for the nine-month period ended September 30, 2008, which was principally related to a gross gain of approximately $8.8 million on the sale of approximately $232 million in principal balance of residential mortgage loans originated in Puerto Rico from BPPR’s portfolio, which were securitized into Fannie Mae mortgage-backed securities and sold in the secondary markets in the second quarter of 2008.

•	Service charges on deposit accounts also increased primarily in BPPR due to higher account analysis fees in commercial accounts which price structure varies according to transaction volume, compensating deposit balances and earnings credit given to the customer which also varies with interest rates;

•	Other operating income increased by $4.9 million. During the nine months ended September 30, 2008, the Corporation realized the $21.1 million gain on the sale of the New York real estate property and also a $12.8 million gain on the sale of six retail bank branches of BPNA in Houston, Texas to Prosperity Bank in January 2008. The impact of these two items was offset in part by lower revenues derived from investments accounted for under the equity method and lower other referral and escrow closing services income from E-LOAN due to the downsizing of its operations, among the principal factors.
The variances in those categories for the nine-month period were partially offset by:
•	Lower net gain on sale and valuation adjustments of investment securities by $43.4 million. The decrease in the net gain on sale of investment securities for the nine-month period ended September 30, 2008, compared with the same period in 2007, was mostly related to $118.7 million in realized gains on the sale of the Corporation’s interest in Telecomunicaciones de Puerto Rico, Inc. (“TELPRI”) during the first quarter of 2007. This was partially offset by $49.3 million in realized gains due to the redemption by Visa of shares of common stock held by the Corporation during the first quarter of 2008 and by $28.3 million in capital gains from sales of $2.4 billion in U.S. agency securities during the second quarter of 2008. The proceeds from the sale of securities in the second quarter of 2008 were reinvested primarily in U.S. agency securities, and to a lesser extent in mortgage-backed securities with a longer average duration.

•	Lower gain on sales of loans and unfavorable valuation adjustments on loans held-for-sale, which are broken down as follows:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Gain on sales of loans	$6,877	$10,227	$(3,350)	$25,923	$46,161	$(20,238)
Lower of cost or market valuation adjustment on loans held-for-sale	(355)	(3,252)	2,897	(227)	(5,937)	5,710

Total	$6,522	$6,975	$(453)	$25,696	$40,224	$(14,528)

The decrease in gains on sales of loans for the nine months ended September 30, 2008, when compared to the same period of the previous year, was primarily related to lower origination volumes and lower yields at E-LOAN due to the weakness in the U.S. mainland mortgage and housing market and to the downsizing of E-LOAN’s operations, partially offset by higher gain on the sales of Small Business Administration (“SBA”) loans by the U.S. banking subsidiary and higher gain on the sales of leases by the U.S. leasing subsidiary.
OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses of the continuing operations by major categories.
TABLE E
Operating Expenses

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Personnel costs	$148,230	$145,273	$2,957	$459,515	$457,774	$1,741
Net occupancy expenses	26,510	27,083	(573)	81,218	76,185	5,033
Equipment expenses	26,305	28,324	(2,019)	84,312	87,259	(2,947)
Other taxes	13,301	12,766	535	39,905	35,644	4,261
Professional fees	31,780	29,498	2,282	88,964	87,689	1,275
Communications	12,574	15,115	(2,541)	38,137	44,669	(6,532)
Business promotion	16,216	27,479	(11,263)	51,064	83,410	(32,346)
Printing and supplies	3,269	3,760	(491)	10,763	11,536	(773)
Other operating expenses	40,764	27,429	13,335	113,722	81,176	32,546
Amortization of intangibles	3,966	2,234	1,732	8,948	8,030	918

Total	$322,915	$318,961	$3,954	$976,548	$973,372	$3,176

Personnel expenses rose by 2%, compared with the same quarter of the previous year. The increase in personnel costs is primarily a result of annual salary revisions and lower deferred salaries as a result of lower volume of loan originations. Excluding PFH, FTEs were 10,744 as of September 30, 2008, a decrease of 503 from the same date in 2007. This reduction was mainly due to a reduction in E-LOAN’s headcount as a result of the E-LOAN Restructuring Plan by 506 full-time equivalent employees (“FTEs”), when compared to September 30, 2007.
Professional fees for the quarter ended September 30, 2008 increased when compared to the same quarter of 2007 as a result of consulting and advisory services associated to the U.S. sale transactions and valuation services. This was partially offset by lower loan origination costs, such as appraisals and title recording fees, at E-LOAN, and temporary workforce services. For the quarter ended September 30, 2008, other operating expenses increased when compared to the same quarter of the previous year mainly due to higher FDIC insurance assessments, credit card interchange and processing costs, repossessed property expenses, and losses on disposition of assets, among others. There was also a higher amortization of intangibles for the quarter ended September 30, 2008 mostly due to fair value revisions to core deposit intangibles on the acquisition of the Citibank retail branches in Puerto Rico based on final analyses completed this quarter.
Partially offsetting these increases in quarterly results were reductions in business promotion, communication expenses, and equipment expenses. The reduction in business promotion for the quarter resulted principally from the downsizing of E-LOAN’s operations and from cost control measures on marketing expenditures. The decrease in communication expenses for the quarter ended September 2008, compared with the same quarter in 2007, was mainly due to lower telephone expenses, including savings derived from changes in telephone communication technology. Equipment expenses also decreased primarily associated with E-LOAN.
For the nine-month period ended September 30, 2008, operating expenses for the continuing operations increased less than 1% compared with the same period of the previous year. Similar factors as described for the quarterly results principally impacted the variances. In addition, net occupancy expenses increased by 7% for the nine-month period ended September 30, 2008, when compared to the same period of the previous year mainly due to higher electricity and rental expenses. Increases in other taxes for the nine months ended September 30, 2008, when compared to the same period of 2007, resulted from higher personal property taxes resulting from tax settlement from previous years in certain Puerto Rico municipalities.
INCOME TAXES
Income tax expense from continuing operations amounted to $148.3 million for the quarter ended September 30, 2008, compared with income tax expense of $23.1 million for the same quarter of 2007. As previously indicated in the Overview section of this MD&A, during the quarter ended September 30, 2008, the Corporation recorded a valuation allowance on deferred tax assets of the U.S. mainland operations of $360.4 million. The recording of this valuation increased income tax expense by $189.2 million on the continuing operations and $171.2 million on the discontinued operations for the quarter and year-to-date periods ended September 30, 2008. The deferred tax assets and full valuation allowance pertains to the continuing operations for statement of condition purposes.
The components of the income tax expense (benefit) for the continuing operations for the quarter ended September 30, 2008 is as follows:

	Puerto Rico and other
	jurisdictions		U.S. jurisdiction		Consolidated
		% of pre-tax		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	loss	Amount	loss

Computed income tax at statutory rates	$13,356	39%	$(33,989)	35%	$(20,633)	33%
Benefits of net tax exempt interest income	(14,811)	(43)	(929)	1	(15,740)	25
Effect of income subject to preferential tax rate	66	—	—	—	66	—
Difference in tax rates due to multiple jurisdictions	1,456	4	—	—	1,456	(2)
Deferred tax valuation allowance			189,232	(195)	189,232	(301)

State taxes and others	(929)	(3)	(5,144)	5	(6,073)	10

Income tax expense (benefit)	$(862)	(3%)	$149,170	(154%)	$148,308	(235%)

Income tax expense for the continuing operations amounted to $152.5 million for the nine-month period ended September 30, 2008, compared with $105.6 million for the same period in 2007. The increase in income tax expense was primarily due to the impact on the recording of the valuation allowance previously indicated, partially offset by lower pre-tax earnings, and higher exempt interest income net of disallowance of expenses attributed to such exempt income.
The Corporation’s deferred tax assets as of September 30, 2008 amounted to $1.0 billion ($663 million, net of the valuation allowance) compared to $520 million as of December 31, 2007. Note 21 to the consolidated financial statements provides the composition of the net deferred tax assets as of such dates. Of the deferred tax assets as of September 30, 2008, $322 million are related to the Corporation’s U.S. mainland operations (net of the valuation allowance) and $341 million pertain to the Puerto Rico operations. Of the amount related to the U.S. operations, without considering the valuation allowance, $358 million is attributable to net operating losses of such operations, which had an expiration term of up to 20 years. The Corporation assessed the realization of the deferred tax assets by weighting all available negative and positive evidence, including future profitability, taxable income on carryback years and tax planning strategies. This evaluation was made in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) which requires the recognition of a valuation allowance for the deferred tax assets if it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The realization of the deferred tax assets is dependent upon the generation of enough taxable income before the end of the expiration period.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2008. For purposes of assessing the realizability of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused us to conclude that the Corporation will not be able to fully realize the deferred tax assets in the future. However, management has also concluded that $322 million of the U.S. deferred tax assets will be realized. In making this analysis, management evaluated the factors that contributed to these losses in order to assess whether these factors were temporary or indicative of a permanent decline in the earnings of the U.S. mainland operations. Based on the analysis performed, management determined that the cumulative loss position was caused primarily by a significant increase in credit losses in two of its main businesses due to the unprecedented current credit market conditions, losses related to the PFH discontinued business, and restructuring charges. In assessing the realizability of the deferred tax assets, management has considered all four sources of taxable income mentioned in SFAS No. 109 and described in the Critical Accounting Policies / Estimates section of this MD&A, including its forecast of future taxable income, which includes assumptions about the unprecedented deterioration in the economy and in credit quality. The forecast includes cost reductions initiated in connection with the reorganization of the U.S. mainland operations and two tax-planning strategies. The two strategies considered in management’s analysis include reducing the level of interest expense in the U.S. operations by transferring such debt to the Puerto Rico operations and the transfer of a profitable line of business to the U.S. mainland operations. Based on the analysis as of September 30, 2008, and the weight of the evidence available, management determined that the Corporation’s U.S. operations will not generate sufficient taxable income in the foreseeable future to fully realize the deferred tax assets. Accordingly, management concluded that it is more likely than not that the Corporation will not be able to fully realize the benefit of these deferred tax assets and thus, a valuation allowance for $360.4 million was recorded during the third quarter of 2008. Management will reassess the realizability of the deferred tax assets during the fourth quarter of the year. If future events differ from management’s September 30, 2008 assessment, an additional or full valuation allowance may need to be established which would likely have a material adverse effect on the Corporation's results of operations, financial condition and capital position.
Refer to Note 21 to the consolidated financial statements for further information on the Corporation’s income taxes. Also, you can refer to Item 1A. Risk Factors of this Form 10-Q for additional information.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, EVERTEC and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated, the operations of PFH that were considered a reportable segment were discontinued in the third quarter of 2008. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the corporate group are not allocated to the reportable segments. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 25 to the consolidated financial statements. Financial information for interim periods prior to 2008 was restated to conform to the 2008 presentation.
The Corporate group had a net loss of $138.0 million in the third quarter of 2008, compared with a net loss of $7.9 million in the same quarter of 2007. The Corporate group had net loss of $157.1 million for the nine months ended September 30, 2008, compared with net income of $66.4 million for the same period in 2007. The Corporate group's financial results for the quarter and nine months ended September 30, 2008 included an unfavorable impact to income taxes due to an allocation (for segment reporting purposes) of $116.3 million of the $360.4 million valuation allowance on the deferred tax assets of the U.S. mainland operations to Popular North America (“PNA”), holding company of the U.S. operations. PNA files a consolidated tax return. During the nine months ended September 30, 2007, the Corporate group realized net gains on the sale and valuation adjustment of investment securities approximating $107.3 million, mainly due to gains on the sale of the Corporation’s interest in TELPRI during the first quarter of 2007.

Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $35.4 million for the quarter ended September 30, 2008, a decrease of $44.8 million, or 56%, when compared with the same quarter in the previous year, primarily associated to an increase in the provision for loan losses. The main factors that contributed to the variance in results for the quarter ended September 30, 2008, when compared to the third quarter of 2007, included:
•	lower net interest income by $3.4 million, or 1%, primarily due to a lower rate environment in the latter part of 2007 and 2008. The lower market rates had a negative impact in the average yield of commercial and construction loans, as well as on the yield of floating rate collateralized mortgage obligations. In addition, the Corporation’s strategy of not renewing low yielding investments contributed to a lower average balance in the investments category. Furthermore, the acquisition of brokered certificates of deposit during the latter part of 2007 prevented the Corporation’s cost of funds from fully benefiting from the decreases in market rates. These unfavorable variances were partially offset by a reduction in the cost of non-maturity deposits as well as a lower cost of short-term borrowings.

•	higher provision for loan losses by $62.8 million, or 95%, primarily associated with the current economic conditions, including a recessionary cycle in Puerto Rico and deteriorating credit quality trends in the commercial and construction loan portfolios. During the quarter ended September 30, 2008, the Corporation recorded $32.7 million in specific reserves for loans classified as impaired under SFAS No. 114 in the Puerto Rico operations. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 3.00% as of September 30, 2008, compared with 2.22% as of September 30, 2007. The provision for loan losses represented 124% of net charge-offs for the third quarter of 2008, compared with 136% of net charge-offs in the same period of 2007. The annualized net charge-offs to average loans held-in-portfolio for the Banco Popular de Puerto Rico operations was 2.60% for the quarter ended September 30, 2008, compared with 1.23% in the same quarter of the previous year.

•	higher non-interest income by $3.8 million, or 3%, mainly due to a favorable variance in the caption of other service fees during the third quarter of 2008, principally related to increase fee income from debit cards and credit cards; partially offset by unfavorable adjustments in the value of servicing rights primarily due to higher prepayment speed assumption. Also, there were higher service charges on deposit accounts by $2.8 million; partially offset by lower trading profits by $2.6 million, principally related to the mortgage banking operations.

•	higher operating expenses by $14.2 million, or 8%, primarily associated with higher credit card interchange and processing costs, personnel costs, professional fees and amortization of intangibles, among others.

•	lower income taxes by $31.8 million, due to an income tax benefit of $2.5 million in the third quarter of 2008 compared to an income tax expense of $29.2 million in the same quarter of the previous year. The variance was due to lower income before taxes and higher exempt interest income net of disallowance of expenses related to the exempt income.
Net income for the nine months ended September 30, 2008 totaled $226.7 million, a decrease of $20.4 million, or 8%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $15.2 million, or 2%;

•	higher provision for loan losses by $162.6 million, or 92%;

•	higher non-interest income by $124.7 million, or 35%;

•	higher operating expenses by $45.7 million, or 8%; and

•	lower income tax expense by $48.1 million, or 55%.
Factors similar to those described in the quarterly variances above were the contributors to the variances in the nine-month periods. Also included in non-interest income for the nine months ended September 30, 2008 was the gain on redemption of Visa stock amounting to approximately $40.9 million recognized in the first quarter of 2008, $28.3 million in gains on the sale of $2.4 billion in U.S. agency securities during the second quarter of 2008, and higher trading profits by $8.8 million, principally due to the sale of mortgage-backed securities.

EVERTEC
EVERTEC’s net income for the quarter ended September 30, 2008 totaled $8.5 million, an increase of 5% compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended September 30, 2008, when compared with the third quarter of 2007, included:
•	higher non-interest income by $3.8 million, or 6%, primarily due to higher transaction processing fees mainly related to the automated teller machine (“ATM”) network and point-of-sale (“POS”) terminals, higher cash processing fees, information technology (“IT”) consulting services and business process outsourcing, among others.

•	higher operating expenses by $3.1 million, or 6%, primarily due to higher personnel, professional fees and other operating expenses; and

•	higher income tax expense by $0.2 million or 6%.
Net income for the nine months ended September 30, 2008 totaled $33.7 million, an increase of $11.8 million, or 54%, compared to $21.9 million for the same period in the previous year. These results reflected:
•	higher non-interest income by $19.9 million, or 11%. The results for the nine months ended September 30, 2008 included $7.6 million in gains on the redemption of Visa stock held by ATH Costa Rica during the first quarter of 2008. Also, there were higher fees related to the volume of transactions processed in the ATM network and POS terminals, higher cash processing, item processing, payment processing, IT consulting services, and business process outsourcing.

•	higher operating expenses by $5.7 million, or 4%; and

•	higher income tax expense by $2.3 million, or 20%.
Banco Popular North America
Banco Popular North America reported a net loss of $139.0 million for the quarter ended September 30, 2008, compared to a net loss of $1.1 million for the third quarter of 2007. The main factors that contributed to the quarterly variance in this reportable segment included:
•	lower net interest income by $4.6 million, or 5%;

•	higher provision for loan losses by $103.0 million, primarily due to higher net charge-offs in the construction, mortgage, consumer and commercial loan portfolios. During the quarter ended September 30, 2008, the Corporation recorded $29.2 million in specific reserves for commercial, construction and mortgage loans classified as impaired under SFAS No. 114 in the Banco Popular North America reportable segment. Furthermore, the consumer loan portfolio has been impacted by higher losses in home equity lines of credit and second lien mortgage loans, which similar to first mortgage loans, have been unfavorably impacted by the deterioration in the U.S. residential housing market. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-performing loans in this reportable segment by $211 million, when compared to September 30, 2007. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular North America reportable segment was 2.37% as of September 30, 2008, compared with 0.97% as of September 30, 2007. The provision for loan losses represented 185% of net charge-offs for the third quarter of 2008, compared with 137% of net charge-offs in the same period of 2007. The annualized net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 2.60% for the quarter ended September 30, 2008, compared with 0.62% in the same quarter of the previous year.

•	higher non-interest income by $16.5 million, or 46%, mainly due to gains of $21.1 million on the sale of a real estate property;

•	lower operating expenses by $17.2 million, or 15%. E-LOAN’s expenses were reduced by $20.2 million principally in business promotion, personnel costs, professional fees, equipment expenses and net occupancy expenses. The reduction at E-LOAN was partially offset by higher personnel costs by $1.3 million and other operating expenses at the banking subsidiary, including higher FDIC assessments.

•	income tax expense of $61.4 million in the third quarter of 2008, compared with income tax benefit of $2.7 million in the third quarter of 2007. Although the BPNA reportable segment had higher operating losses in the third quarter of 2008, the tax benefits were offset by the recording of a $94.5 valuation allowance on deferred tax assets.
Net loss for the nine months ended September 30, 2008 totaled $175.3 million, compared to net income of $22.8 million for the same period in the previous year. These results reflected:
•	higher net interest income by $1.5 million, or less than 1%;

•	higher provision for loan losses by $220.5 million;

•	lower non-interest income of $3.0 million, or 2%, mainly due to lower gain on sale of loans and valuation adjustments on loans held-for-sale by $27.1 million primarily related to E-LOAN. This unfavorable variance was partially offset by the $12.8 million gain on the sale of the Texas branches and $21.1 million gain in the sale of real estate.

•	lower operating expenses by $46.9 million, or 14%; and

•	income tax expense of $33.4 million for the nine months ended September 30, 2008, compared to income tax expense of $10.2 million for the same period in the previous year.
FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statements of condition. At September 30, 2008, total assets were $40.4 billion, which included $969 million from the discontinued operations. Total assets at December 31, 2007 were $44.4 billion and $47.3 billion at September 30, 2007. Assets from discontinued operations consisted mostly loans and mortgage servicing related assets. Total liabilities for the discontinued operations were $180 million, mostly in the form of secured borrowings.
Investment securities
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity is provided in Table F. Notes 6 and 7 to the consolidated financial statements provide additional information by contractual maturity categories and unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio. The Corporation holds investment securities primarily for liquidity, yield enhancement and interest rate risk management. The portfolio primarily includes very liquid, high quality debt securities.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	September 30,	December 31,		September 30,
(In millions)	2008	2007	Variance	2007	Variance

U.S. Treasury securities	$464.2	$471.1	$(6.9)	$475.8	$(11.6)
Obligations of U.S. Government sponsored entities	5,111.3	5,893.1	(781.8)	6,014.6	(903.3)
Obligations of Puerto Rico, States and political subdivisions	286.4	178.0	108.4	178.3	108.1
Collateralized mortgage obligations	1,553.1	1,396.8	156.3	1,469.7	83.4
Mortgage-backed securities	850.5	1,010.1	(159.6)	949.5	(99.0)
Equity securities	14.7	34.0	(19.3)	41.3	(26.6)
Others	8.4	16.5	(8.1)	28.6	(20.2)

Total	$8,288.6	$8,999.6	$(711.0)	$9,157.8	$(869.2)

The vast majority of these investment securities, or approximately 97%, are rated the equivalent of AAA by the major rating agencies. The mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are investment grade securities, all of which are rated AAA by at least one of the three major rating agencies as of September 30, 2008. All MBS held by the Corporation and approximately 88% of the CMOs held as of September 30, 2008 are guaranteed by government sponsored entities.

The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios from the end of the third quarter of 2007 and year-end 2007 to September 30, 2008 was mainly associated with maturities of securities.
Loan portfolio
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, at period-end, is presented in Table G.
TABLE G
Loans Ending Balances

			Variance		Variance
			September 30, 2008		September 30, 2008
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2008(2)	2007	2007	2007	2007

Loans held-in-portfolio, net of unearned:
Commercial	$13,832,344	$13,661,643	$170,701	$13,706,245	$126,099
Construction	2,134,250	1,941,372	192,878	1,757,589	376,661
Lease financing	1,124,021	1,097,803	26,218	1,156,773	(32,752)
Mortgage (1)	4,487,501	6,071,374	(1,583,873)	10,480,501	(5,993,000)
Consumer	4,757,919	5,249,264	(491,345)	5,796,393	(1,038,474)

Total loans held-in-portfolio	$26,336,035	$28,021,456	$(1,685,421)	$32,897,501	$(6,561,466)

Loans held-for-sale measured at lower of cost or market:
Commercial	$24,920	$24,148	$772	$63,228	$(38,308)
Lease financing	—	66,636	(66,636)	—	—
Mortgage	220,214	1,363,426	(1,143,212)	360,075	(139,861)
Consumer	—	435,336	(435,336)	—	—

Total loans held-for-sale measured at lower of cost or market	$245,134	$1,889,546	$(1,644,412)	$423,303	$(178,169)

(1)	Includes residential construction.

(2)	Loans from discontinued operations for the period ended September 30, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statement of condition. Refer to Note 3 to the consolidated financial statements for further information.
The growth in the commercial and construction loan portfolio was principally attained at the BPPR and BPNA segments. The growth in the construction loan portfolio included loans to builders and developers of residential real estate and other commercial property.
The reduction in mortgage loans held-in-portfolio from December 31, 2007 to September 30, 2008 was primarily due to the discontinued operations of PFH. As of December 31, 2007 the PFH reportable segment had $1.4 billion in mortgage loans held-in-portfolio. Also, the decrease was due to the securitization into FNMA mortgage-backed securities of approximately $307 million (“UPB”) of residential mortgage loans by BPPR in the second quarter of 2008. As indicated previously in the Non-Interest Income section of this MD&A, $232 million of these MBS were sold in the secondary markets during the second quarter of 2008. The sale proceeds were reinvested in U.S. agency securities. The objective of the sale was to reduce the Corporation’s level of mortgage loans retained in portfolio and enhance its return on risk-weighted capital. The decrease in mortgage loans held-for-sale was associated to the origination and pooling of loans by E-LOAN and the mortgage banking subsidiary in the Puerto Rico operations. The reduction in mortgage loans held-in-portfolio from September 30, 2007 to the same date in 2008 was influenced by similar factors coupled with the impact of the recharacterization transaction completed by PFH in December 2007 which, at that time, resulted in a reduction of approximately $3.2 billion in loans. The PFH reportable segment held $5.9 billion in mortgage loans held-in-portfolio at September 30, 2007.
The decrease in consumer loans held-in-portfolio from December 31, 2007 to September 30, 2008 was mainly due to the impact of the reclassification of PFH’s discontinued operations as well as the sales of auto loan portfolios by E-LOAN during June 2008 and lower volume of personal loans in Banco Popular de Puerto Rico operations. The PFH reportable segment held consumer loans held-in-portfolio amounting to $242 million at December 31, 2007 and $1.0 billion at September 30, 2007.

The reduction in mortgage and consumer loans held-for-sale from the end of 2007 to September 30, 2008 was mainly due to the sale of $1.4 billion of PFH’s loans to American General on March 1, 2008. The decrease in the lease financing portfolio held-for-sale from December 31, 2007 to September 30, 2008 was principally due to the sale of approximately $66 million of lease financings by Popular Equipment Finance, a subsidiary of BPNA, during the first quarter of 2008.
Other assets
Table H provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition. The other assets related to the discontinued operations were disclosed separately.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			September 30, 2008		September 30, 2008
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2008(1)	2007	2007	2007	2007

Net deferred tax assets	$663,260	$525,369	$137,891	$420,288	$242,972
Securitization advances and related assets	—	168,599	(168,599)	82,980	(82,980)
Bank-owned life insurance program	222,298	215,171	7,127	212,698	9,600
Prepaid expenses	153,698	188,237	(34,539)	187,725	(34,027)
Investments under the equity method	117,766	89,870	27,896	85,806	31,960
Derivative assets	50,335	76,958	(26,623)	64,981	(14,646)
Trade receivables from brokers and counterparties	17,100	1,160	15,940	8,714	8,386
Others	187,762	191,630	(3,868)	181,497	6,265

Total	$1,412,219	$1,456,994	$(44,775)	$1,244,689	$167,530

(1)	Other assets from discontinued operations for the period ended September 30, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statement of condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations. Deferred tax assets, net of the valuation allowance, for statement of condition purposes are included as part of continuing operations as of September 30, 2008.
Explanations for the principal variances in the continuing operations from December 31, 2007 and September 30, 2007 to September 30, 2008 were:
•	Increase in net deferred tax assets was mostly due the net operating losses of the U.S. operations recognized during the nine months ended September 30, 2008 and an increase related to timing differences in the recognition of the provision for loan losses under GAAP and actual net charge offs under the tax code, partially offset by the aforementioned recording of the valuation allowance on deferred tax assets of the U.S. operations. Refer to the Income Tax section of this MD&A for further information and to Note 21 to the consolidated financial statements for a detail of deferred tax assets.

•	Securitization advances and related assets as of December 31, 2007 and September 30, 2007 pertained to the PFH reportable segment that was discontinued in 2008. Related balances outstanding as of September 30, 2008 are included as part of “Assets from discontinued operations” in the consolidated statement of condition.
Other assets from the discontinued operations amounted to $282 million at September 30, 2008, compared to $204 million at December 31, 2007 and $108 million at September 30, 2007. These other assets consisted principally of servicing advances. The increase in servicing advance requirements was primarily as a result of slower prepayment rates and higher delinquency levels. The Corporation, acting as a servicer in certain PFH securitization transactions, is required under certain servicing agreements to advance its own funds to meet contractual remittance requirements for investors, process foreclosures and pay property taxes and insurance premiums. Funds are also advanced to maintain and market real estate properties on behalf of investors. As the servicer, the Corporation is required to advance funds only to the extent that it believes the advances are recoverable. The advances have the highest standing in terms of repayment priority over payments made to bondholders of each securitization trust. The Corporation funds these advances from several internal and external funding sources. As of September 30, 2008, the servicing advances were held-for-sale and accounted at lower of cost or market value, with value indicators determined based on the price terms stipulated in the agreement with the prospective third-party buyer indicated in

Note 3 to the consolidated financial statements. As of December 31, 2007 and September 30, 2007, the servicing advances were accounted at cost and were deemed collectible in full.
Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets at September 30, 2008 and December 31, 2007 is included in Table I as follows:
TABLE I
Financing to Total Assets

			% increase (decrease) from	% of total assets
	September 30,	December 31,	December 31, 2007 to	September 30,	December 31,
(Dollars in millions)	2008	2007	September 30, 2008	2008	2007

Non-interest bearing deposits	$4,066	$4,511	(9.9%)	10.0%	10.2%
Interest-bearing core deposits	15,978	15,553	2.7	39.6	35.0
Other interest-bearing deposits	7,868	8,271	(4.9)	19.5	18.6
Federal funds and repurchase agreements	3,730	5,437	(31.4)	9.2	12.2
Other short-term borrowings	507	1,502	(66.2)	1.3	3.4
Notes payable	4,242	4,621	(8.2)	10.5	10.4
Others	992	934	6.2	2.5	2.1
Stockholders’ equity	3,007	3,582	(16.1)	7.4	8.1

A breakdown of the Corporation’s deposits at period-end is included in Table J.
TABLE J
Deposits Ending Balances

			Variance		Variance
	September 30,	December 31,	September 30, 2008 Vs.	September 30,	September 30, 2008 Vs.
(In thousands)	2008	2007	December 31, 2007	2007	September 30, 2007

Demand deposits *	$4,731,724	$5,115,875	$(384,151)	$4,641,736	$89,988
Savings, NOW and money market deposits	9,884,674	9,804,605	80,069	9,328,094	556,580
Time deposits	13,294,999	13,413,998	(118,999)	12,631,685	663,314

Total	$27,911,397	$28,334,478	$(423,081)	$26,601,515	$1,309,882

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit totaled $3.1 billion at September 30, 2008 and December 31, 2007, and represented 11% of total deposits. Brokered certificates of deposit amounted to $2.1 billion at September 30, 2007, or 8% of total deposits. Brokered certificates of deposit, which are typically sold through an intermediary to small retail investors, provide access to longer-term funds that are available in the market area and provide the ability to raise additional funds without pressuring retail deposit pricing. One of the strategies followed by management in response to the unprecedented market disruptions during 2007 was the utilization of brokered certificates of deposit to replace uncommitted lines of credit. Management reduced partially the overall outstanding balance of brokered certificates of deposit during the quarter ended June 30, 2008 when brokered certificates of deposit totaled $2.1 billion. This reduction was replaced with short-term borrowings. During the quarter ended September 30, 2008, the Corporation’s banking subsidiary in Puerto Rico increased brokered certificates of deposit to further strengthen its level of on-hand liquidity amidst the recent financial industry developments of the third quarter.
The decrease in demand deposits from December 31, 2007 to September 30, 2008 was mostly related with commercial checking accounts. The decrease in time deposits from December 31, 2007 to September 30, 2008 was in part due to the sale of BPNA’s Texas branches in early 2008, which had approximately $125 million in deposits at the sale transaction date.
The increase in deposits from September 30, 2007 to the same date in 2008 was influenced principally by the higher volume of brokered certificates of deposit as well as deposits gathered through the acquisition of the retail branches of Citibank in Puerto Rico, principally in savings accounts, partially offset by reductions in the Banco Popular North America reportable segment.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. For purposes of defining core deposits, the Corporation excludes brokered certificates of deposit with denominations under $100,000. The Corporation’s core deposits totaled $20.0 billion, or 72% of total deposits, at September 30, 2008, compared to $20.1 billion and 71% at December 31, 2007. Core deposits financed 56% of the Corporation’s earning assets from continuing operations at September 30, 2008.
The distribution of certificates of deposit with denominations of $100 thousand and over at September 30, 2008, including brokered certificates of deposit was as follows:

(In millions)

3 months or less	$2,133,249
3 to 6 months	868,620
6 to 12 months	1,132,231
Over 12 months	730,385

$4,864,485

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $79 million as of September 30, 2008, $144 million as of December 31, 2007 and $135 million as of September 30, 2007.
At September 30, 2008, borrowed funds from continuing operations totaled $8.5 billion. This figure excludes $166 million in borrowings from the discontinued operations, which are included as part of “Liabilities from discontinued operations” in the consolidated statement of condition as of September 30, 2008. Borrowed funds amounted to $11.6 billion at December 31, 2007 and $16.0 billion at September 30, 2007. Refer to Note 14 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates. The decline in borrowings from December 31, 2007 to September 30, 2008 was principally impacted by the reduction in financing requirements due to the sale of the PFH loan portfolio to American General, primarily in the form of short-term debt. Also, the decrease was influenced by a general reduction in asset size given the maturities of investment securities not replaced and sales of loan portfolios, including the sale of manufactured housing loans by PFH in September 2008 and auto loans by E-LOAN during 2008.
The decrease in borrowings from September 30, 2007 to the same date in 2008 was also influenced by the PFH recharacterization transaction effected in December 31, 2007, which reduced securitized debt in the form of bond certificates to investors by approximately $3.1 billion.
Stockholders’ equity totaled $3.0 billion at September 30, 2008, compared with $3.6 billion at December 31, 2007 and $3.8 billion at September 30, 2007. Stockholders’ equity decreased $574 million from the end of 2007 to September 30, 2008 as a result of the reduction in retained earnings due to the net loss of $541.0 million recorded in the nine-month period ended September 30, 2008 and the $262 million negative after-tax adjustment to beginning retained earnings due to the transitional adjustment for electing the fair value option, partially offset by the $400 million preferred stock offering during 2008. Similar factors influenced the reduction in stockholders’ equity from September 30, 2007.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at September 30, 2008, December 31, 2007 and September 30, 2007. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
Refer to the Liquidity section of this MD&A for further information of the Corporation’s funding sources and liquidity position.
The average tangible equity amounted to $2.7 billion for the period ended September 30, 2008, compared to $3.1 billion at December 31, 2007 and September 30, 2007. Total tangible equity was $2.3 billion at September 30, 2008, compared to $2.9 billion at December 31, 2007 and $3.0 billion at September 30, 2007. The average tangible equity to average tangible assets ratio was 6.75% at September 30, 2008, 6.64% at December 31, 2007, and 6.68% at September 30, 2007. Tangible equity consists of total stockholders’ equity less goodwill and other intangibles.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2008, December 31, 2007, and September 30, 2007 are presented on Table K. As of such dates, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
TABLE K
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Risk-based capital
Tier I capital	$2,835,195	$3,361,132	$3,833,675
Supplementary (Tier II) capital	394,452	417,132	448,673

Total capital	$3,229,647	$3,778,264	$4,282,348

Risk-weighted assets
Balance sheet items	$28,203,551	$30,294,418	$32,849,909
Off-balance sheet items	2,990,003	2,915,345	2,890,083

Total risk-weighted assets	$31,193,554	$33,209,763	$35,739,992

Average assets	$39,557,133	$45,842,338	$46,129,283

Ratios:
Tier I capital (minimum required — 4.00%)	9.09%	10.12%	10.73%
Total capital (minimum required — 8.00%)	10.35	11.38	11.98
Leverage ratio *	7.17	7.33	8.31

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

As of September 30, 2008, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,495,484, Tier I Capital of $1,247,742, and Tier I Leverage of $1,186,714 based on a 3% ratio or $1,582,285 based on a 4% ratio according to the Bank’s classification.
While the Corporation remains well-capitalized, its Tier I risk-based capital ratio decreased to 9.09% as of September 30, 2008 from 10.50% as of June 30, 2008. As previously indicated, during the third quarter of 2008, Popular took a series of measures in an effort to improve liquidity and discontinue PFH operations. Specifically, the corporation sold PFH's portfolio of manufactured housing loans and, as described previously in this MD&A, will divest most of PFH's remaining assets in the fourth quarter of 2008. The transactions and the associated losses have impacted Popular’s capital position.
As of September 30, 2008, on a pro-forma basis after giving effect to the sale of PFH’s loan and servicing assets described previously (completed on November 3, 2008), the Corporation’s capital ratios are estimated as follows: Tier I capital ratio of approximately 9.43%, total capital ratio of approximately 10.69%, and leverage ratio of approximately 7.15%.
OFF-BALANCE SHEET FINANCING ENTITIES
The Corporation, through certain subsidiaries of the discontinued business of PFH, conducted a program of asset securitizations that involved the transfer of mortgage loans to a special purpose entity depositor, which in turn transferred those mortgage loans to different securitization trusts, thus isolating those loans from the Corporation’s assets. The securitization trusts that constituted “qualified special purpose entities” (“QSPEs”) under the provisions of SFAS No. 140 and are associated with securitizations that qualified for sale accounting under SFAS No. 140 are not consolidated in the Corporation’s financial statements. The investors in these off-balance sheet securitizations have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity depositor, or the securitization trust funds. As of September 30, 2008 and December 31, 2007, the Corporation had mortgage loans of approximately $4.8 billion and $5.4 billion, respectively, in securitization transactions that qualified for off-balance sheet treatment. These transactions had liabilities in the form of debt securities payable to investors from the assets inside each securitization trust of approximately $4.5 billion and $5.1 billion as of September 30, 2008 and December 31, 2007, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of residual interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and residual interests retained by the Corporation are recorded in the statement of condition as of September 30, 2008 at fair value and are held-for-sale as of such date. The servicing assets and residual interests are included in the line item “Assets from discontinued operations” in the consolidated statement of condition.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
The allowance for loan losses is management’s estimate of credit losses inherent in the loans held-in-portfolio at the balance sheet date. Table L summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters and nine months ended September 30, 2008 and 2007.
TABLE L
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter					Nine months ended September 30,
(Dollars in thousands)	2008		2007		Variance	2008		2007		Variance

Balance at beginning of period	$652,730		$564,847		$87,883	$548,832		$522,232		$26,600
Provision for loan losses	252,160		86,340		165,820	602,561		219,477		383,084

	904,890		651,187		253,703	1,151,393		741,709		409,684

Losses charged to the allowance:
Commercial	41,048		23,104		17,944	116,199		61,011		55,188
Construction	52,339		—		52,339	57,529		—		57,529
Lease financing	5,446		5,670		(224)	16,440		18,278		(1,838)
Mortgage	11,907		4,235		7,672	30,842		8,643		22,199
Consumer	71,861		44,414		27,447	188,715		124,633		64,082

	182,601		77,423		105,178	409,725		212,565		197,160

Recoveries:
Commercial	4,507		4,517		(10)	10,991		11,456		(465)
Construction	—		1,547		(1,547)	—		1,547		(1,547)
Lease financing	1,200		1,503		(303)	2,706		6,011		(3,305)
Mortgage	98		261		(163)	345		497		(152)
Consumer	6,263		6,160		103	19,402		19,919		(517)

	12,068		13,988		(1,920)	33,444		39,430		(5,986)

Net loans charged-off:
Commercial	36,541		18,587		17,954	105,208		49,555		55,653
Construction	52,339		(1,547)		53,886	57,529		(1,547)		59,076
Lease financing	4,246		4,167		79	13,734		12,267		1,467
Mortgage	11,809		3,974		7,835	30,497		8,146		22,351
Consumer	65,598		38,254		27,344	169,313		104,714		64,599

	170,533		63,435		107,098	376,281		173,135		203,146

Write-downs related to loans transferred to loans held-for-sale	—		—		—	3,617		—		3,617
Change in allowance for loan losses from discontinued operations (1)	(7,877)		12,521		(20,398)	(45,015)		31,699		(76,714)

Balance at end of period	$726,480		$600,273		$126,207	$726,480		$600,273		$126,207

Ratios:
Net charge-offs to average loans held-in-portfolio	2.60%		1.00%			1.92%		0.94%
Provision to net charge-offs	1.48	x	1.36	x		1.60	x	1.27	x

(1)	A positive amount represents higher provision for losses recorded during the period compared to net charge-offs and vice versa for a negative amount.

Table M presents annualized net charge-offs to average loans held-in-portfolio for the quarters and nine months ended September 30, 2008 and 2007 by loan category.
TABLE M
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Commercial	1.06%	0.56%	1.03%	0.50%
Construction	9.82	(0.37)	3.76	(0.13)
Lease financing	1.52	1.43	1.66	1.38
Mortgage	1.07	0.35	0.90	0.25
Consumer	5.48	3.36	4.65	3.21

	2.60%	1.00%	1.92%	0.94%

The increase in commercial loans net charge-offs for the quarter ended September 30, 2008 compared to the same quarter in the previous year was mostly associated with continued deterioration in the economic conditions in Puerto Rico which is experiencing a recessionary cycle. Also, the U.S. mainland portfolio experienced deterioration as the U.S. economy is also facing economic challenges. Credit deterioration trends have been reflected across all industry sectors. The ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 1.55% for the quarter ended September 30, 2008, compared to 0.67% for the third quarter of 2007. Also, an increase was experienced in the Banco Popular North America reportable segment, which had a ratio of 0.44% for the third quarter of 2008, compared with 0.40% for the same quarter in the previous year. Commercial net charge-offs recorded during the third quarter of 2008 were mainly related to credits with specific reserves under SFAS No. 114.
The increase in construction loans net charge-offs for the quarter ended September 30, 2008, compared to the same quarter in the previous year, was related to the Corporation’s Puerto Rico and U.S. mainland operations. The construction loans charge-offs for the quarter ended September 30, 2008 included approximately $32 million in a $51 million syndicated commercial loan that was placed in non-performing status during the quarter ended March 31, 2008 and for which the Corporation established a specific reserve based on a third-party appraisal of value of the collateral less estimated cost to sell at that time. This syndicated commercial loan is collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands. A settlement was reached with the borrower of which $9.8 million was collected by BPPR in September 2008. The Corporation also recorded net charge-offs of $20.5 million during the quarter ended September 30, 2008 at BPNA. Management has identified construction loans considered impaired under SFAS No. 114 and established specific reserves based on the value of the collateral.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio for the continuing operations increased primarily in the U.S. mainland operations. The Banco Popular North America reportable segment reported a ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio of 2.50% for the third quarter of 2008, compared with 0.96% for the same quarter in the previous year. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. As a result of higher delinquency and net charge-offs, BPNA recorded a higher provision for loan losses in the first nine months of 2008 to cover for inherent losses in this portfolio. Refer to the Overview of Mortgage Loan Exposure section in this MD&A for further information on the BPNA’s mortgage loan portfolio. Mortgage loans net charge-offs in the Banco Popular de Puerto Rico reportable segment amounted to $1.0 million for the third quarter of 2008, compared to net recoveries of $0.2 million in the same quarter of the previous year. The slowdown in the housing sector in Puerto Rico has begun to put pressure on home prices and reduce sale activity. The ratio of mortgage loan net charge-offs to average mortgage loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 0.15% for the quarter ended September 30, 2008.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose mostly due to higher delinquencies in the U.S. mainland and in Puerto Rico. Consumer loans net charge-offs in the BPNA reportable segment rose for the quarter ended September 30, 2008, when compared with the same quarter in the previous year, by $22.8 million. The ratio of consumer loans net charge-offs to average consumer loans held-in-

portfolio in the Banco Popular North America reportable segment was 8.35% for the quarter ended September 30, 2008, compared to 1.47% for the third quarter of 2007. This increase was principally related to home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage. The deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs. E-LOAN represented approximately $16.8 million of that increase in the net charge-offs in consumer loans held-in- portfolio for the BPNA reportable segment. With the downsizing of E-LOAN in late 2007, this subsidiary ceased originating these types of loans. Consumer loans net charge-offs in the Banco Popular de Puerto Rico reportable segment rose for the quarter ended September 30, 2008, when compared with the same quarter in the previous year, by $4.5 million. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 4.41% for the quarter ended September 30, 2008, compared to 4.06% for the same quarter of 2007. The increase in Puerto Rico was primarily in personal and auto loans.
Similar factors influenced the variances in net charge-offs for the nine-month period ended September 30, 2008 compared to the same period in 2007.
NON-PERFORMING ASSETS
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table N. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2007 Annual Report.
TABLE N
Non-Performing Assets

					$ Variance			$ Variance
		As a		As a	September 30,		As a	September 30,
		percentage		percentage	2008		percentage	2008
		of loans		of loans HIP	Vs.		of loans HIP	Vs.
	September 30,	HIP (1)	December 31,	(1)	December 31,	September 30,	(1)	September 30,
(Dollars in thousands)	2008 (2)	by category	2007	by category	2007	2007	by category	2007

Commercial	$440,466	3.2%	$266,790	2.0%	$173,676	$259,930	1.9%	$180,536
Construction	235,241	11.0	95,229	4.9	140,012	68,323	3.9	166,918
Lease financing	12,736	1.1	10,182	0.9	2,554	12,954	1.1	(218)
Mortgage	281,914	6.3	349,381	5.8	(67,467)	614,596	5.9	(332,682)
Consumer	58,026	1.2	49,090	0.9	8,936	52,630	0.9	5,396

Total non-performing loans	1,028,383	3.9%	770,672	2.8%	257,711	1,008,433	3.1%	19,950
Other real estate	72,605		81,410		(8,805)	133,508		(60,903)

Total non-performing assets	$1,100,988		$852,082		$248,906	$1,141,941		$(40,953)

Accruing loans past due 90 days or more	$125,679		$109,569		$16,110	$108,841		$16,838

Non-performing assets to total assets	2.73%		1.92%			2.42%
Allowance for loan losses to loans held- in-portfolio	2.76		1.96			1.82
Allowance for loan losses to non-performing assets	65.98		64.41			52.57
Allowance for loan losses to non-performing loans	70.64		71.21			59.53

(1)	HIP = “held-in-portfolio”

(2)	Amounts as of September 30, 2008 exclude assets from discontinued operations. Non-performing loans and other real estate from discontinued operations amounted to $75 million and $18 million, respectively, as of September 30, 2008.

The allowance for loan losses increased from December 31, 2007 to September 30, 2008 by $178 million. The increase is mainly the result of additional reserves for specific commercial and construction loans considered impaired, as well as for certain troubled debt restructured mortgage loans, and higher reserves for Popular’s U.S. mainland consumer loan portfolio (mainly home equity lines of credit).
During the quarter ended September 30, 2008, the Corporation recorded $61.9 million in specific reserves for loans classified as impaired under SFAS No. 114. As of September 30, 2008, there were $753 million of SFAS No. 114 impaired loans in the Corporation’s continuing operations with a related specific allowance for loan losses of $131 million, compared with impaired loans of $318 million and a specific allowance of $56 million as of September 30, 2007, including $23 million of impaired loans from the PFH reportable segment as of the end of the third quarter of 2007. The allowance for loan losses for commercial and construction credits has been increased based on proactive identification of risk and thorough borrower analysis.
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
Non-performing commercial and construction loans increased from December 31, 2007 to September 30, 2008 primarily in the Banco Popular de Puerto Rico reportable segment by $245 million and in the Banco Popular North America reportable segment by $84 million.
The reduction in non-performing mortgage loans held-in-portfolio from December 31, 2007 to September 30, 2008 was associated in part to the reclassification of $65 million in non-performing mortgage loans of PFH’s reportable segment to “Assets from discontinued operations” in the consolidated statement of condition as of September 30, 2008. PFH reportable segment had $179 million in non-performing mortgage loans as of December 31, 2007. This was offset in part by increases in non-performing mortgage loans in both the Banco Popular de Puerto Rico and Banco Popular North America reportable segments. Mortgage loans net charge-offs in the Puerto Rico operations for the nine months ended September 30, 2008 amounted to approximately $1.8 million. Banco Popular de Puerto Rico reportable segment’s mortgage loan portfolio averaged approximately $2.8 billion for the nine months ended September 30, 2008. Mortgage loans net charge-offs in the Banco Popular North America reportable segment amounted to $28.7 million for the nine months ended September 30, 2008, an increase of $21.5 million compared to the results for the nine-month period ended September 30, 2007. This increase was related to the slowdown in the United States housing sector. The declines in residential real estate values, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to higher delinquencies and losses in residential real estate loans.
Refer to the Overview of Mortgage Loan Exposure section later in this MD&A for further information on BPNA’s mortgage loan portfolio.
The increase in non-performing consumer loans as of September 30, 2008, when compared to December 31, 2007, was principally associated with the Banco Popular North America reportable segment. E-LOAN reported an increase of $14 million. The increase in the U.S. mainland non-performing consumer loans is mainly attributed to the home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. With the downsizing of E-LOAN in late 2007, this subsidiary ceased originating these types of loans.
Other real estate, which represents real estate property acquired through foreclosure, increased by $9 million from December 31, 2007 to September 30, 2008. This increase was principally due to an increase in the Banco Popular North America reportable segment by $18 million. This increase was partially offset by $18 million in other real estate pertaining to PFH’s discontinued operations which are presented as part of “Assets from discontinued operations” as of September 30, 2008. At December 31, 2007, the PFH reportable segment had $32 million in other real estate which is included as part of Table P. With the slowdown in the housing market, there is a continued economic deterioration in certain geographic areas, which also has a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of units on hand.
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
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of September 30, 2008 reflects the prevailing negative economic outlook, and specific reserves for commercial, construction and troubled debt restructured mortgage loans considered impaired under SFAS No. 114.
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
Under SFAS No. 114, the Corporation considers a commercial loan to be impaired when the loan amounts to $250,000 or more and interest and / or principal is past due 90 days or more, or, when the loan amounts to $500,000 or more and based on current information and events, management considers that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Also, in the third quarter of 2008, the Corporation considered certain mortgage loans that had been negotiated under troubled debt restructurings for evaluation under SFAS No. 114.
The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 2008, December 31, 2007 and September 30, 2007 were:

	September 30, 2008		December 31, 2007		September 30, 2007
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$494.5	$131.1	$174.0	$54.0	$196.5	$56.4
No valuation allowance required	258.9	—	147.7	—	121.7	—

Total impaired loans	$753.4	$131.1	$321.7	$54.0	$318.2	$56.4

With respect to the $258.9 million portfolio of impaired commercial loans (including construction) for which no allowance for loan losses was required as of September 30, 2008, management followed SFAS No. 114 guidance. As prescribed by SFAS No. 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $258.9 million impaired commercial loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of September 30, 2008.
Average impaired loans during the third quarter of 2008 and 2007 were $718 million and $297 million, respectively. The Corporation recognized interest income on impaired loans of $2.2 million and $2.1 million for the quarters ended September 30, 2008 and September 30, 2007 and $5.8 million and $6.3 million for the nine months ended on those same dates, respectively.
In addition to the non-performing loans included in Table N, there were $144 million of loans as of September 30, 2008, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. As of December 31, 2007 and September 30, 2007, these potential problem loans approximated $50 million and $65 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing, adjusted non-performing assets would have been $1.0 billion as of September 30, 2008, $803 million as of December 31, 2007 and $1.1 billion as of September 30, 2007.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $7.3 billion as of September 30, 2008. Commercial letters of credit and stand-by letters of credit amounted to $28 million and $175 million, respectively, as of September 30, 2008.
The Corporation maintains a reserve of approximately $10.7 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2007 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 25 to the consolidated financial statements.
As of September 30, 2008, the Corporation had $1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million are uncommitted lines of credit. Of these total credit facilities granted, $962 million in loans were outstanding as of September 30, 2008. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of September 30, 2008, the Corporation had outstanding $286 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $264 million is exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $48 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade.
Overview of Mortgage Loan Exposure
Given the instability in the residential housing sector, primarily in subprime mortgage loans, Table O provides information on the Corporation’s mortgage loan exposure (for loans held-in-portfolio, and excluding loans held-for-sale measured at lower of cost or market and loans measured at fair value) as of September 30, 2008. Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans.
TABLE O
Mortgage Loans Exposure

(In millions)	Prime loans	Subprime loans	Total

Banco Popular de Puerto Rico	$1,016	$1,191	$2,207
Banco Popular North America:
- Banco Popular North America	465	1,174	1,639
- E-LOAN	69	11	80

Sub-total	$1,550	$2,376	$3,926
Others not classified as prime or subprime loans			561

Total			$4,487

Mortgage loans held-in-portfolio that are considered subprime under the above definition for the Banco Popular de Puerto Rico reportable segment approximated 43% of its total mortgage loans held-in-portfolio as of September 30, 2008 and 42% as of December 31, 2007. The Corporation, however, believes that the particular characteristics of BPPR’s subprime portfolio limit its exposure under current market conditions. BPPR’s subprime loans are fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. While deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, BPPR has not to date experienced significant increases in losses. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio was 0.09% for the nine months ended September 30, 2008, compared with 0.04% for the year ended December 31, 2007.
BPNA’s mortgage loans held-in-portfolio considered subprime under the above definition, excluding E-LOAN, approximated 72% of its total mortgage loans held-in-portfolio as of September 30, 2008, compared with 71% as of December 31, 2007. This portfolio has principally two products — either 7/1 ARMs (fixed-rate interest until end of year seven in which interest rate begins to reset annually until maturity) or 30-year fixed-rate mortgages that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. For example, BPNA’s subprime mortgage loan portfolio has minimal California market exposure, loans are underwritten to the fully indexed rate, and there are no interest-only, piggybacks or option ARM loans (Refer to the Glossary included in the 2007 Annual Report for general descriptions of these loan types). Furthermore, the loans are 100% owner occupied. Also, the first interest rate reset on the 7/1 ARMs is not until 2012. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. The non-accruing loans to loans held-in-portfolio ratio for BPNA’s subprime mortgage loans was 6.27% as of September 30, 2008, compared with 3.67% as of December 31, 2007. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 2.87% for the nine months ended September 30, 2008, compared with 1.28% for the year ended December 31, 2007. As a result of higher delinquency and net charge-offs, BPNA recorded a higher provision for loan losses in the first nine months of 2008 to cover for inherent losses in this portfolio. The average loan-to-value (“LTV”) for BPNA’s subprime mortgage loans held-in-portfolio as of September 30, 2008 was 86%. Effective late December 2007, BPNA launched several initiatives designed to reduce the overall credit exposure in the portfolio that involve the purchase, by either the borrower or BPNA, of private mortgage insurance. BPNA will not originate subprime mortgage loans with a loan-to-value higher than 85% without private mortgage insurance. This insurance is a financial guaranty in which an insurer assumes a portion of the lender’s risk in making a mortgage loan, normally the top portion of the mortgage (i.e. the top 10% of a loan).
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
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and expected changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products, estimates on the duration of the Corporation’s deposits and interest rate scenarios.
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
Based on the results of the sensitivity analyses as of September 30, 2008, the Corporation’s net interest income for the next twelve months is estimated to increase by $55.1 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $51.1 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates as of September 30, 2008.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income or market value that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations and, as a result, could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 10 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of September 30, 2008, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with an unfavorable adjustment of $35 million as of December 31, 2007 and September 30, 2007.
Recent Market Developments
The global and U.S. economies are experiencing a significant slowdown in business activity as a result of, among other factors, disruptions in the financial system in the past year and declines in home prices. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Because of this crisis, the governments of major world economic powers, including the United States, have taken extraordinary steps to stabilize the financial system. For example, the U.S. Government has passed the EESA, which provides the U.S. Treasury Department the ability to purchase or insure troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Corporation and its future operations. Refer to the Subsequent Events section of this MD&A for additional information on the legislation.
LIQUIDITY
For a financial institution, such as the Corporation, liquidity risk may arise whenever the institution cannot generate enough cash from either assets or liabilities to meet its obligations when they become due, without incurring material losses. Cash requirements for a financial institution are primarily made up of deposit withdrawals, contractual loan funding, the repayment of borrowings as they mature and the ability to fund new and existing investments as opportunities arise. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if markets on which it depends are subject to loss of liquidity. The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress.
Liquidity is managed at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
As of September 30, 2008, the following events impacted the Corporation’s funding activities and strategy from those described in the MD&A included in Popular, Inc.’s 2007 Annual Report for the year ended December 31, 2007:

■	During the second quarter of 2008, the Corporation completed the public offering of $400 million of 8.25% Non-cumulative Monthly Income Preferred Stock, Series B, which qualifies in its entirety as “Tier I” capital for risk-based capital ratios. Net proceeds were used for general corporate purposes, including funding subsidiaries and increasing Popular’s liquidity and capital.

■	During the third quarter and early fourth quarter of 2008, Popular, Inc. issued an aggregate principal amount of $350 million of notes in private offerings to certain institutional investors. The notes mature in 2011 subject to specific provisions under the note indentures. Refer to the forms 8-K filed with the SEC on September 16, 2008 and October 1, 2008 for specific terms on the notes. The proceeds from the issuances, coupled with the proceeds from the sale of the PFH assets, will be used for general corporate purposes, including the repayment of medium-term notes due in 2009.

■	There were reductions in short-term borrowings in the normal course of business related in part to lower volume of investment securities and loans, including reductions from the sales by PFH.

■	Brokered certificates of deposit increased to $3.1 billion as of September 30, 2008, compared to a reduced level of $2.1 billion as of June 30, 2008. Brokered certificates of deposit at December 31, 2007 amounted to $3.1 billion. Although management reduced reliance on brokered certificates of deposit during the second quarter of 2008 and financed the reduction with short-term borrowings, during the quarter ended September 30, 2008, the Corporation’s banking subsidiary in Puerto Rico increased its use of brokered certificates of deposit to further strengthen its level of on-hand liquidity amidst the recent financial industry developments in the third quarter of 2008. This coincided with a substantial reduction in unsecured short-term borrowings.

■	The Corporation repaid $500 million in medium-term notes upon their maturity in April 2008.

■	On August 28, 2008, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.08 cents per common share. The new dividend payment rate represents a reduction of 50 percent from its previous quarterly dividend payment rate. The reduction will help preserve $90 million of capital a year. The dividend payment is reviewed on a quarterly basis.

■	As indicated previously, in August 2008, the Corporation announced that it entered into an agreement with Goldman Sachs to sell a substantial amount of the assets remaining at PFH. The transaction closed on November 3, 2008 and provided over $700 million in additional liquidity to the bank holding companies.
The securities issuances described above, the reduction in the dividend payment as well as the sales of PFH assets substantially improves the Corporation’s liquidity position. Management believes that the measures that have been taken will provide sufficient liquidity for the Corporation to meet the repayment of debt maturities during 2008 and 2009 and other operational needs.
The Corporation’s core deposit base and various secured borrowing facilities provide additional liquidity.
Other than as described above, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2007.
Refer to Note 14 to the consolidated financial statements for the composition of the Corporation’s borrowings as of September 30, 2008. Also, refer to Note 17 to the consolidated financial statements for the Corporation’s involvement in certain commitments as of September 30, 2008.
Liquidity, Funding and Capital Resources
Sources of liquidity include both the retail deposit base and that available with other third-party providers. The former include access to stable base of core deposits and those available in the national markets (brokered deposits). The latter include unsecured and secured credit lines and anticipated debt offerings in the capital markets. In addition to these, asset sales could be a source of liquidity to the Corporation. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, our funding sources are adequate.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A more detailed description of the Corporation’s borrowings, including its terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR, BPNA and BP,N.A., or “the banking subsidiaries”) include retail and commercial deposits, purchased funds, institutional borrowings and, to a lesser extent, loan sales. The principal uses of funds for the banking subsidiaries include loan and investment portfolio growth, repayment of obligations as they become due, dividend payments to the holding company, and operational needs. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“FED”), and have a considerable amount of collateral that can be used to raise funds under these facilities. Borrowings from the FHLB or the FED discount window require the Corporation to post securities or whole loans as collateral. The banking subsidiaries must maintain their FHLB memberships to continue accessing this source of funding.
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
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of September 30, 2008, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $2.1 billion based on assets pledged with the FHLB at that date, compared with $2.6 billion as of December 31, 2007. Outstanding borrowings under these credit facilities totaled $1.4 billion as of September 30, 2008, compared with $1.7 billion as of December 31, 2007. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and, in the most, part do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information.
As of September 30, 2008, the banking subsidiaries had a borrowing capacity at the FED discount window of approximately $3.3 billion, of which $2.9 billion remained unused as of that date. This compares to a borrowing capacity at the FED discount window of $3.0 billion as of December 31, 2007, which was unused at that date. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this line is dependent upon the balance of loans and securities pledged as collateral.
Bank Holding Companies
The principal sources of funding for the holding companies have included dividends received from its banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations. The principal uses of these funds include the repayment of maturing debt, dividend payments to shareholders and subsidiary funding through capital or debt.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America and Popular International Bank, Inc.) have borrowed in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries.
The BHCs have additional sources of liquidity available, in the form of credit facilities available from affiliate banking subsidiaries and third-party providers, as well as dividends that can be paid by the subsidiaries and assets that could be sold or financed. Other potential sources of funding include the issuance of shares of common or preferred stock, or hybrid securities.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of September 30, 2008, BPPR could have declared a dividend of approximately $92 million without the approval of the Federal Reserve Board. As of September 30, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to be able to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.
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
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such a scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available, are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the FED. The Corporation has a substantial amount of assets available for raising funds through these channels and is confident that it has adequate alternatives to rely on under a scenario where some primary funding sources are temporarily unavailable.
The BHCs have raised a considerable amount of liquidity in recent quarters through a combination of senior debt and preferred securities offerings, and asset sales, including the recent sale of PFH’s assets. As a result of these transactions, management understands that the BHCs now have enough liquidity resources to meet all obligations due in 2009.
Maintaining adequate credit ratings on Popular’s debt obligations is an important factor for liquidity because the credit ratings impact the Corporation’s ability to borrow, the cost at which it can raise financing and access to funding sources. The credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.

Credit ratings are an important factor in accessing the credit markets. Even though the Corporation’s senior debt ratings is currently several notches above the investment-grade threshold with each of the rating agencies, the possibility of ratings downgrades can affect our ability to raise unsecured financing at competitive rates.
The Corporation and BPPR’s debt ratings and outlook as of September 30, 2008 were as follows:

	Popular, Inc.			BPPR
	Short-term	Long-term		Short-term	Long-term
	debt	debt	Outlook	debt	debt

Fitch Ratings	F-2	A-	Negative	F-1	A-
Moody’s	P-2	A3	Negative	P-1	A2
S&P	A-2	BBB+	Negative	A-2	A-

Refer to the Corporation’s Form 10-K for more detailed information on the ratings agencies’ perspective on Popular’s outlook. Ratings and outlook have remained similar to those reported as of December 31, 2007, except for Moody’s that changed their outlook to negative in May 2008 and S&P that revised their outlook from stable to negative in October 2008. The recent S&P outlook revision results from several factors, including reduced profitability, trends in credit quality, and lower capital ratios. At the same time, S&P reaffirmed the listed counterparty credit ratings on Popular. The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $313 million as of September 30, 2008.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2007 Form 10-K, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2007 Form 10-K.
The risks described in our 2007 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability for certain issuers, often without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
Current market developments may adversely affect our industry, business and results of operations.
Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, and also in sales of those assets at significantly discounted prices. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. financial system.
In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the Emergency Economic Stabilization Act of 2008 (“EESA”), signed into law on October 3, 2008. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. If EESA and other measures are not effective in helping to stabilize the financial markets, a continuation or worsening of current financial market conditions could result or could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or may not be available to us.
A primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”).TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in certain qualifying financial institutions. The general terms of this preferred stock program are as follows for a participating financial institution:
• Pay 5% dividends on the Treasury’s preferred stock for the first five years, and then 9% dividends thereafter,
• Can not increase common stock dividends for three years while Treasury is an investor,
• Can not redeem the Treasury preferred stock for three years unless the participating financial institution raises high-quality equity capital,
• Must receive Treasury’s consent to buy back their own stock,
• Treasury receives warrants entitling Treasury to buy participating financial institution’s common stock equal to 15% of Treasury’s total investment in the participating financial institution, and
• Participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.
The terms related to this Treasury preferred stock investment could reduce investment returns to participating financial institutions’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.
The FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank.
The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.
The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the BPPR, BPNA and BP, National Association (the “Banks”), and could cause new customers to open deposit accounts at the Banks. The level and composition of the Banks’ deposit portfolios directly impacts the Banks’ funding costs and net interest margin.
Weakness in the economy and in the real estate market in Puerto Rico has adversely impacted and may continue to adversely impact us.
A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico (the “Island”) and the Island’s economy has been deteriorating.
This decline in the Island’s economy has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets and loan loss provisions, particularly in our construction loan portfolio, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the decline in economic activity continues, there could be further adverse effects on our profitability.
The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of our loan portfolios. The continuation of the economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until more sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in our other interest and non-interest revenue sources.
A prolonged economic slowdown, a continuing decline in the real estate market in the U.S. mainland, and ongoing disruptions in the capital markets have harmed and could continue to harm the results of operations of Popular, Inc.
The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. “Bust” cycles in the housing sector affect our business by decreasing the volume of loans originated and increasing the level of credit losses related to its mortgage loans.
The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, since early 2007 the sector has been in the midst of a substantial dislocation. This dislocation has had a significant impact on some of our U.S-based business segments and has the potential to affect its ongoing financial results and condition. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality of our U.S. mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure. It is possible that in the event of foreclosure in a loan from this portfolio, the current market value of the underlying collateral is insufficient to cover the loan amount owed.
Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for loans sold, or the values of its mortgage loans held-for-sale. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage assets arising from borrower defaults.
A prolonged economic downturn or recession would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction of the loan origination activity which would adversely affect our financial results. Many economists are predicting that a U.S. recession started in the second half of 2008.
A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults in commercial loans, consumer loans and residential mortgages. A recession may have a significant adverse impact on the net interest income and fee income. We may also experience significant losses on the loan portfolio due to a higher level of defaults on commercial loans, consumer loans and residential mortgages.
Financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in the net interest income or the market value of assets and liabilities due to interest rate volatility. Despite the varied nature of market risks, the primary source of this risk to us is the impact of changes in interest rates on net interest income.
Net interest income is the difference between the revenue generated on earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates could have a positive effect on net interest income, while a decrease in interest rates could have a negative effect on net interest income. As of September 30, 2008, the Corporation had a positive gap position.
The Board of Governors of the Federal Reserve, which influences interest rates, has changed interbank borrowing rates four times during the first nine months of 2008 by an aggregate 225 basis-point decrease. In October 2008, further rate decreases totaling 100 basis-points were announced. The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions, as well as possible further reductions of interest rates in future periods. Many of the Corporation’s commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Popular in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further. The future outlook on interest rates and their impact on Popular’s interest income, interest expense and net interest income is uncertain.
Reductions in our credit ratings or those of any of our subsidiaries would increase the cost of borrowing funds and make our ability to raise new funds or renew maturing debt more difficult.
Credit ratings are an important component of our liquidity profile. Among other factors, credit ratings are based on the financial strength, the credit quality of and concentrations in our loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of our balance sheet, the availability of a significant base of core retail and commercial deposits, and the ability to access a broad array of wholesale funding sources. In December 2007, Moody’s Investor Service (“Moody’s”) downgraded by one notch to “A3” the senior debt rating of Popular, Inc. and reduced the short-term rating to “P-2” due to concerns about funding challenges at the bank holding company as well as the profitability of the U.S. business. The funding challenges were mitigated with the completion of the sale of certain PFH consumer and mortgage loans to American General Financial on March 1, 2008. On September 3, 2008, Moody’s affirmed the ratings of Popular, Inc. and its subsidiaries. The bank holding company continues to be rated “A3” for senior debt and the lead bank, Banco Popular de Puerto Rico, is rated “C+” for bank financial strength and “A2” for long-term deposits. The outlook is negative. The rating affirmation followed our announcement of a sale of the majority of the assets remaining at PFH to various affiliates of The Goldman Sachs Group, Inc.
Moody’s outlook could return to stable if our 2009 holding company liquidity needs were fully resolved without any additional weakness in our capital position and/or our near-term earnings. On the other hand, a downgrade of our ratings would result if the bank holding company’s liquidity does not strengthen as anticipated. In addition, further weakness in our capital position or earnings would be the source of negative rating pressure. The latter could arise from an inability to strengthen the profitability of our remaining U.S. mainland franchise or from unexpected deterioration in our core Puerto Rico business.
After the end of the third quarter of 2007, Fitch Ratings reduced the short-term credit rating of Popular, Inc. to “F-2” from “F-1”, and placed its long-term senior debt rating of “A-” on negative rating watch. Fitch Ratings mentioned that the rating actions reflected credit quality pressures from our sub-prime loan exposure as well as a more difficult environment for bank holding company funding. In both cases, Fitch Ratings maintained that it believes that both situations are challenging but manageable. In January 2008, Fitch Ratings announced that it was affirming our senior debt rating at “A-” as well as removing the rating from “negative watch”. The outlook was maintained “negative”. Management actions related to bank holding company liquidity were highlighted by the agency as underlying the removal of the “watch”, but U.S. business profitability concerns may keep the ratings outlook negative until these challenges are resolved.
On October 22, 2008, Standard & Poor’s Rating Services (“S&P”) revised its outlook on Popular Inc. to negative from stable. At the same time, S&P affirmed Popular, Inc.’s debt “BBB+” for long-term debt and “A-2” for short-term obligations. The outlook revision results from several factors, including reduced profitability, deterioration in credit quality, and lower capital ratios. S&P is concerned about increased delinquency levels, notably in the mortgage and construction loan portfolios, as they see pressure on home prices and reduced sale activity. Furthermore, capital ratios declined in the third quarter, hurt by losses on asset sales and impairments on deferred tax assets. S&P expects net earnings to remain under pressure in the near term amid a weak economic environment. S&P considers liquidity to be adequate. The ratings also reflect the bank’s strong competitive position in Puerto Rico, its diversified loan portfolio, and adequate capital ratios.
Changes in our credit ratings or the credit ratings of any of our subsidiaries to a level below “investment grade” would adversely affect our ability to raise funds in the capital markets and adversely affect our cost of funds and related margins and liquidity. Our counterparties are also sensitive to the risk of a ratings downgrade.
Our ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by the operating results and credit ratings by nationally recognized credit agencies. Our ratings are subject to change at any time at the sole discretion of the rating agencies without previous notice. A downgrade in credit ratings may impact the ability to raise deposits, but we believe that the impact should not be material. Deposits at all of our banking subsidiaries are federally insured (subject to limitations established by the FDIC), which is expected to mitigate the effect of a downgrade in the credit ratings.
Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Additionally, continued loss from U.S. operations in future reporting periods may require us to adjust further the valuation allowance against our deferred tax assets.
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
We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. During the third quarter of 2008, we recorded a valuation allowance of $360.4 million related to our U.S. mainland operations. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record further adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
Our share price will fluctuate.
The market price of our common stock could be subject to significant fluctuations due to a change in sentiment in the market regarding our operations or business prospects. Risk factors may include the following:
• operating results that may be worse than the expectations of management, securities analysts and investors;
• developments in our business or in the financial sector generally;
• regulatory changes affecting our industry generally or our business and operations;
• the operating and securities price performance of companies that investors consider to be comparable to us;

• announcements of strategic developments, acquisitions and other material events by us or our competitors;
• changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and
• changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Stock markets, in general, and our common stock, in particular, have over the past year experienced, and continue to be experiencing, significant price and volume volatility and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.
You may not receive dividends on the common stock.
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so, and we have reduced the amount of cash dividends payable on our common stock. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2008 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

July 1 — July 31				8,525,349
August 1 — August 31	5,468	$6.97	5,468	8,519,881
September 1 — September 30				8,519,881

Total September 30, 2008	5,468	$6.97	5,468	8,519,881

(a)	Includes shares forfeited.
Item 5. Other Information
Mr. Roberto R. Herencia will retire as Executive Vice President of the Corporation and President of Banco Popular North America (“BPNA”), the Corporation’s principal U.S.-based banking subsidiary, effective December 31, 2008. On November 6, 2008, the Board of Directors of the Corporation approved the principal terms of a Resignation and Transition Agreement (the “Agreement”) with Mr. Herencia.
Pursuant to the terms of the Agreement, Mr. Herencia will receive a severance payment equal to $3,289,432. Of this amount, 85% will be paid on November 12, 2008, with the remainder payable in a lump sum amount in early January 2009.
Under the terms of the Agreement, all restricted stock awards previously granted to Mr. Herencia will vest immediately upon resignation and all stock options exercisable as of December 31, 2008 will remain exercisable through the earlier of (1) the expiration date or (2) June 30, 2009, in the case of stock options issued under the Corporation’s 2001 Stock Option Plan or (3) March 31, 2009, for stock options issued under the Corporation’s 2004 Omnibus Incentive Plan. With respect to performance share awards, Mr. Herencia will be entitled to a payment in the form of common stock of the applicable target award pro-rated for the period of time employed during the performance cycle. In addition, Mr. Herencia will receive continuation of certain medical benefits through December 31, 2009 as well as continued participation in BPNA’s preferred mortgage loan interest rate program for employees. The Corporation estimates that the aggregate value of severance benefits payable to Mr. Herencia under the Agreement are equal to $3,568,878 or 2.99 times his average annual compensation over the past five years.
Mr. Herencia will receive these benefits in consideration for agreeing to certain covenants in the Agreement including non-solicitation, non-disparagement, cooperation and confidentiality covenants for the benefit of the Corporation, as well as general release of claims. Mr. Herencia will report to Richard Carrion, Chairman of the Board, President and CEO of the Corporation until the effective date of his resignation, at which time David H. Chafey, Jr., Senior Executive Vice President of the Corporation and President of Banco Popular de Puerto Rico, will also assume the position of President of BPNA. Mr. Chafey has not, as of the date of this report, been awarded any additional compensation for assuming this position.
The Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Resignation and Transition Agreement, dated as of November 6, 2008, between the Corporation, BPPR, BPNA and Roberto R. Herencia.

10.2	Asset Purchase Agreement by and among Goldman Sachs Mortgage Company, Goldman, Sachs & Co., Litton Loan Servicing, LP and Popular Mortgage Servicing, Inc., Equity One, Inc., Equity One, Incorporated, Equity One Consumer Loan Company, Inc., E-LOAN Auto Fund Two, LLC, Popular Financial Services, LLC, Popular FS, LLC, and Popular, Inc. and Popular North America, Inc.*

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)

Date: November 10, 2008	By:	/s/ Jorge A. Junquera
Jorge A. Junquera Senior Executive Vice President &
Chief Financial Officer

Date: November 10, 2008	By:	/s/ Ileana González Quevedo Ileana González Quevedo
Senior Vice President & Corporate Comptroller