Form 10-K
period 2008-12-31
POPULAR INC
filed 2009-03-02
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-13818
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416
Principal Executive Offices:
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (787) 765-9800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock ($6.00 par value)	Nasdaq Stock Market
6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A	Nasdaq Stock Market
8.25% Noncumulative Monthly Income Preferred Stock, 2008 Series B	Nasdaq Stock Market
5.0% Fixed Rate Cumulative Perpetual Preferred Stock, 2008 Series C	Nasdaq Stock Market
6.70% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
6.125% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the Corporation was approximately $1,851,679,000 based upon the reported closing price of $6.59 on the NASDAQ National Market System on that date.
As of February 26, 2009, there were 282,034,817 shares of the Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the Corporation’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 ( the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
     (2) Portions of the Corporation’s definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of the Corporation (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 17, 2009.
Forward-Looking Statements
The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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

PART I
POPULAR, INC.
ITEM 1. BUSINESS
     Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $38.9 billion, total deposits of $27.6 billion and stockholders’ equity of $3.3 billion at December 31, 2008. At December 31, 2008, the Corporation ranked 29th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve System.
     The Corporation operates in three target markets: Puerto Rico, the mainland United States and processing and other technology services in Puerto Rico, Venezuela, Florida and the Dominican Republic.
Puerto Rico
     The Corporation offers in Puerto Rico a complete array of retail and commercial banking services through its principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”). Banco Popular was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $25.5 billion, deposits of $18.4 billion and stockholder’s equity of $1.9 billion at December 31, 2008. The Bank accounted for 66% of the total consolidated assets of the Corporation at December 31, 2008. Banco Popular has the largest retail franchise in Puerto Rico, with 179 branches and over 600 automated teller machines. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).
     The weak economic conditions in Puerto Rico as well as the Corporation’s efforts to reduce costs, contain credit losses and further increase the profitability of the core Puerto Rico operations led Banco Popular to consolidate its consumer-finance subsidiary, Popular Finance, Inc. (“Popular Finance”) into its retail banking operations during 2008. Popular Finance ceased to originate loans on November 1, 2008. Some of Popular Finance’s 44 branches continued to operate as customer-service centers. The remaining branches of Popular Finance were closed or are in the process of being sold. All Popular Finance employees who were not supporting the customer service centers were relocated to support other business lines at Banco Popular. In addition, on January 22, 2009, the FDIC approved the merger of Popular Finance with and into the Bank. The merger was consummated on February 28, 2009.
     Banco Popular has two other subsidiaries: Popular Auto, Inc., a vehicle financing, leasing and daily rental company and Popular Mortgage, Inc., a mortgage loan company with 32 offices in Puerto Rico.
     Puerto Rico operations also provide financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of the Corporation. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2008, Popular Securities had $318 million in total assets.
     Insurance services are offered through Popular Insurance, Inc., Popular Insurance is a general insurance agency with total assets of $61.4 million at December 31, 2008. Also, the Corporation owns in Puerto Rico Popular Life RE, a reinsurance company and Popular Risk Services, Inc., an insurance broker. Insurance services are also provided through Popular Insurance V.I., Inc., a wholly-owned subsidiary of Popular International Bank, Inc. (“PIB”) and an insurance agency.
     The Corporation has other three wholly-owned subsidiaries. The first, PIB was organized in 1992 and operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries. The other two subsidiaries are Popular Capital Trust I and Popular Capital Trust II, statutory business trusts.
Mainland United States
     Popular North America, Inc. (“PNA”) functions as a holding company for the Corporation’s operations in the mainland United States. PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2008, PNA had four direct subsidiaries all of which were wholly-owned:
•	Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York;

•	Popular Financial Holdings, Inc. (“PFH”), a consumer finance company;

•	Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 33 branches, which accounted for aggregate assets of $3.1 billion and total deposits of $3.1 billion at December 31, 2008. BPNA also operates 18 branches in Illinois and 50 in California with total assets of $1.8 billion and $3.4 billion, respectively, and deposits of $1.8 billion and $2.2 billion, respectively. In addition, BPNA has 14 branches in New Jersey with total assets of $820 million and deposits of $946 million as of December 31, 2008, and 23 branches in Florida with total assets of $2.1 billion and deposits of $1.5 billion. On January 10, 2008, the Corporation completed the sale of six Houston branches of BPNA to Prosperity Bank and only retains one branch in Arlington, Texas.
     In addition, BPNA owns all of the outstanding stock of E-LOAN, Inc. (“E-LOAN”), Popular Equipment Finance, Inc., Popular FS, LLC and Popular Insurance Agency USA, Inc. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. In the last quarter of 2007 and the beginning of 2008, the Corporation’s Board of Directors (the “Board of Directors”) adopted a restructuring plan for E-LOAN. The plan involved E-LOAN ceasing to operate as a direct lender. However, E-LOAN will continue to market deposits accounts under its name for the benefit of BPNA. For more information about the E-LOAN restructuring plan, see below “Restructuring Plans in the Mainland United States”. Popular Equipment Finance, Inc. offers small to mid-size commercial and medical equipment financing with 22 offices in 15 states and total assets of $379 million as of December 31, 2008. Popular Equipment Finance, Inc. ceased originating loans as part of the BPNA restructuring plan implemented in late 2008. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker for issuing insurance with total assets of $6 million as of December 31, 2008.
     PFH has the following direct subsidiaries: Equity One, Inc. (“Equity One”), Popular Housing Services, Inc., Popular Financial Management, LLC and Popular Mortgage Servicing, Inc. During the third quarter of 2008 the Corporation discontinued the operations of PFH and Popular FS, LLC. As of December 31, 2008 PFH had total remaining assets of $13 million reported as discontinued business.
Processing and Other Technology Services
     The Corporation’s financial transaction processing and technology services are provided through EVERTEC, Inc., EVERTEC USA, Inc., ATH Costa Rica, S.A., EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA and T.I.I. Smart Solutions Inc. EVERTEC, Inc., a wholly-owned subsidiary of the Corporation continues to use its expertise in technology to provide services in the United States, the Caribbean, Latin America, and internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. For the year ended December 31, 2008, net income of EVERTEC, Inc. totaled $28 million. EVERTEC USA, Inc., a wholly-owned subsidiary of PNA, offers financial transaction processing and information technology solutions in the U.S. mainland. ATH Costa Rica and EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA, wholly- owned subsidiaries of PIB, provide ATM switching and driving services in San José, Costa Rica. T.I.I. Smart Solutions Inc., also a wholly-owned subsidiary of PIB, is a technology company based also in Costa Rica that develops financial processing software applications and sells hardware products (ATM, POS and communication products).
     In addition, PIB, a wholly owned subsidiary of the Corporation, has equity investments in Consorcio de Tarjetas Dominicanas (CONTADO), the largest merchant acquirer and ATM network in the Dominican Republic, in Banco Hipotecario Dominicano (BHD) also in the Dominican Republic and in Servicios Financieros, S.A. (Serfinsa), one of the largest ATM network in El Salvador.
Significant Events During 2008
     During 2008, the Corporation executed a series of actions designed to improve its capital and liquidity positions, which included:
•	Sale of six Texas branches of BPNA (January 2008)

•	Sale of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General Financial (“American General”) (March 2008)

•	Closure of substantially all Equity One branches not assumed by American General (March 2008)

•	Issuance of $400 million in preferred stock, which were sold entirely in the Puerto Rico market (May 2008)

•	Reduction of 50% in the quarterly dividend from $0.16 to $0.08 per common share (October 2008)

•	Issuance of $350 million of senior unsecured notes in a private offering (September and October 2008)

•	Sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. (September 2008). The transaction provided approximately $198 million in cash and resulted in a reduction in unpaid principal balance of loans held at PFH of approximately $309 million;

•	Sale of the remaining PFH assets and Popular FS, LLC to various Goldman Sachs affiliates (November 2008). This sale resulted in a reduction in assets, mostly accounted at fair value, of over $740 million, and provided over $700 million in additional liquidity;

•	Issuance of $935 million of senior preferred stock and warrants to purchase Common Stock to the U.S. Treasury Department (the “Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (December 2008). For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”;

•	Enrollment in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”), which provides full insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount, and guarantees newly issued senior unsecured debt (December 2008). The program is designed to strengthen confidence and encourage liquidity in the banking system. For further information about this program please refer section “FDIC Insurance Assessments”.
Restructuring Plans in the Mainland United States
PFH Branch Network Restructuring Plan
     Given the disruption in the capital markets since the summer of 2007 and its impact on funding, management of the Corporation concluded during the fourth quarter of 2007 that it would be difficult to generate an adequate return on the capital invested at Equity One’s consumer service branches. As a result, the Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit the subprime loan origination operations at PFH. Restructuring charges which resulted from the PFH Branch Network Restructuring Plan totaled $17.4 million for 2008 and consisted mainly of severance, retention bonuses and other benefits and lease terminations. The Corporation does not expect to incur additional restructuring costs related to the PFH Branch Network Restructuring Plan.
PFH Discontinuance Restructuring Plan
     In August 2008, the Corporation entered into an additional restructuring plan for its PFH operations to eliminate employment positions, terminate contracts and incur other costs associated with the discontinuance of PFH’s operations. Restructuring charges recorded during 2008 consisted mainly of severance, retention bonuses and other benefits which totaled $4.1 million and impairment losses on long-lived assets of $3.9 million.
     Full-time equivalent employees at the PFH discontinued operations decreased from 930 at December 31, 2007 to 200 at December 31, 2008. The employees that remain at PFH are expected to depart by mid-2009 or be transferred to other of the Corporation’s U.S. mainland subsidiaries for support functions. For further information of PFH restructuring plans please refer to the PFH Restructuring and Integration Plan Section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
BPNA Restructuring Plan
     Also, on October 17, 2008, the Board of Directors approved restructuring plans at its U.S. mainland operations, BPNA and E-LOAN, with the objective of establishing a leaner, more efficient U.S. business model suited to present economic conditions, improving profitability in the short term, increasing liquidity, lowering credit costs, and over time achieving a greater integration with corporate functions in Puerto Rico.
     The BPNA Restructuring Plan consists mainly of a number of initiatives grouped into three work streams: (1) branch network actions, (2) balance sheet initiatives, and (3) general expense reductions.
     As part of the branch network actions, management expects that approximately 40 underperforming branches, out of a total of 139, will be sold, closed, or consolidated in 2009. These branches were selected because they rank lowest within BPNA’s network in both current profitability and potential for growth. Branch actions are distributed across all regions, including California, New Jersey, New York, Florida, Illinois and Texas. The Corporation will close or consolidate those branches for which it is unable to reach an agreement with a potential buyer. The branches that were identified for divesture held approximately $720 million in deposits at December 31, 2008.
     The balance sheet initiatives aim to significantly downsize or exit asset-generating businesses that are not relationship-based and/or whose profitability is being severely impacted by the current credit and economic conditions. As part of this initiative, the Corporation exited certain businesses in the U.S. including, among the principal ones, those related to the origination of non-conventional mortgages, equipment lease financing, loans to professionals, multifamily lending, mixed used commercial loans and credit cards. These business lines held a loan portfolio of approximately $2.1 billion at December 31, 2008. At December 31, 2008, BPNA had already stopped originating loans in these portfolios. The Corporation holds the existing related businesses portfolio in a run-off mode. The existing equipment lease financing portfolio was primarily held-for-sale at December 31, 2008 and a significant portion was sold in February 2009. Also, the BPNA Restructuring Plan contemplates downsizing the following businesses: business banking, SBA lending, and consumer / mortgage lending. These latter efforts were also completed. The downsizing in SBA lending contemplates a migration from a nationwide and broker-based business model to a significant smaller regional and branch-based model.

     The general expense reduction initiative looks to capture cost savings in the support functions directly related with the reductions in the branch network and lending businesses, as well as to identify additional opportunities to cut discretionary expenses, such as professional fees, traveling and other expenses. The BPNA Restructuring Plan also contemplates greater integration with corporate functions in Puerto Rico. These efforts are expected to result in approximately $50 million in recurrent annual cost savings. The majority of the savings are related to personnel costs since the restructuring plan incorporates a workforce reduction of approximately 640 full-time equivalent employees (“FTEs”), or 30% of BPNA’s workforce. Management expects the workforce reduction to be achieved by the third quarter of 2009.
     During 2008 restructuring charges and impairment losses associated to the BPNA Restructuring Plan amounted to $19.7 million. An additional $12.9 million in associated costs are expected to be incurred in 2009. FTEs at BPNA, excluding E-LOAN, were 1,831 at December 31, 2008, compared to 2,157 at the same date in the previous year.
E-LOAN 2008 Restructuring Plan
     The E-LOAN Restructuring Plan involved E-LOAN ceasing to operate as a direct lender, an event that occurred in late 2008. E-LOAN will continue to market deposit accounts under its name for the benefit of BPNA and offer loan customers the option of being referred to a consumer lending partner. As part of the E-LOAN 2008 Restructuring Plan, all operational and support functions will be transferred to BPNA and EVERTEC. Total annualized savings are expected to reach $37 million. The restructuring costs and impairment losses of implementing the E-LOAN 2008 Restructuring Plan totaled $22 million during 2008. The Corporation estimates additional restructuring expenses of approximately $2 million for 2009.
     At December 31, 2008, E-LOAN’s workforce totaled 270 FTEs, compared to 767 FTEs at December 31, 2007. The E-LOAN 2008 Restructuring Plan is estimated to be completed by third quarter of 2009.
Events Subsequent To Year-End 2008
Additional Reduction in the Quarterly Dividend Per Common Share
     In the meeting held on February 19, 2009, the Board of Directors approved a quarterly dividend of $0.02 per common share, which represents a reduction of 75 percent from the previous quarterly dividend payment rate. The Board of Directors believes that increasing the capital base is a prudent action in face of the prospect of worsening economic conditions. The reduction in the cash dividend will generate an additional $68 million of capital a year.
Approval of a Cost Savings Plan
     On February 19, 2009, the Board of Directors of the Corporation approved a cost savings plan (the “Cost Savings Plan”) proposed by the Corporation’s senior management as part of the measures being taken as a result of the current economic recession. The Cost Savings Plan includes the following amendments to the Corporation’s compensation plans for its executive officers and other employees:
•	Reduction in base salary between 5 to 10 percent to the executive officers and certain other officers of the Corporation, comprising a total of 73 employees;

•	Freeze of the Retirement Plans of Banco Popular. The Retirement Plan participants of Banco Popular will not receive any additional credit for compensation earned and service performed after April 30, 2009 for purposes of calculating benefits under the Retirement Plans;

•	Freeze of the non-tax qualified benefit restoration plan;

•	Temporary elimination of the matching contributions on participants’ contributions of the US and PR contributory savings plans;.

•	Temporary elimination of social clubs memberships of executives and donations to Banco Popular Foundations.
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
General
     The Corporation, PIB and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm-Leach-Bliley Act in 1999, the activities of bank holding companies and their non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm-Leach-Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. The Corporation has elected to be treated as a financial holding company under the provisions of the Gramm-Leach-Bliley Act. See “The Gramm-Leach-Bliley Act ” below for information regarding changes to these rules. The BHC Act, as amended by the Gramm-Leach-Bliley Act, provides generally for “umbrella” regulation of financial holding companies and their non-bank subsidiaries by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators
     Banco Popular and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and in the case of BPNA, the Federal Reserve Board and the New York State Banking Department. Banco Popular and BPNA are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular and BPNA. See “The Gramm-Leach-Bliley Act” below for information about changes made to these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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
     At December 31, 2008, Banco Popular and BPNA were both well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.
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
     The capital-based prompt corrective action provisions of the FDIA apply to FDIC-insured depository institutions such as Banco Popular and BPNA, but they are not directly applicable to holding companies such as the Corporation, PIB and PNA, which control such institutions. However, the federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.
Holding Company Structure
     Banco Popular and BPNA are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular and BPNA to any of the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries are limited in amount to 10% of the transferring institution’s capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. For these purposes an institution’s capital stock and surplus includes its total risk-based capital plus (1) the balance of its allowance for loan losses not included therein and (2) the amount of certain investments made by the institution in “financial subsidiaries” that is subject to these limits and is required to be deducted from the institution’s capital for regulatory capital purposes. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular or BPNA, on the one hand, and the Corporation, PIB, PNA or any of the Corporation’s other non-banking subsidiaries, on the other hand, be carried out on an arm’s length basis.
     Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular and BPNA are currently the only depository institution subsidiaries of the Corporation, PIB and PNA.
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
     Under the FDIA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default”. “Default” is defined generally as the appointment of a conservator or a receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular and BPNA are currently FDIC-insured depository institution subsidiaries of the Corporation and are subject to this cross-guarantee liability. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company and other affiliates is subordinated to the subsidiary depository institution’s cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.
Dividend Restrictions
     The principal sources of funding for the holding companies have included dividends received from its banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends

Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, Common Stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2008, Banco Popular could have declared a dividend of approximately $32 million without the approval of the Federal Reserve Board and BPNA could not declare any dividends without the approval of the Federal Reserve Board.
     The payment of dividends by Banco Popular and BPNA may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FDIC has indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Under the FDIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action” above. Moreover, the Federal Reserve Board and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong. The Corporation is also subject to dividend restrictions because of its participation in the TARP Capital Purchase Program. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
     Under the American Jobs Creation Act of 2004, subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other foreign corporations. This 2004 law lowering the withholding tax rate to 10% is not expected to have a material impact on the Corporation in the foreseeable future.
     See “—Puerto Rico Regulation-General” below for a description of certain restrictions on Banco Popular’s ability to pay dividends under Puerto Rico law.
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
     The deposits of Banco Popular, excluding the deposits of the branch located in the British Virgin Islands, and BPNA are insured up to the applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.
     Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposed premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, weighted average CAMELS component rating, and certain financial ratios; and for banks with $10 billion and over in assets — capital level, supervisory rating, weighted average CAMELS component ratings, long-term debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC subsequently adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and set initial premiums that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. This assessment system resulted in a 2008 annual assessment rate on the deposits of the Corporation’s bank subsidiaries between 6 and 10 cents per $100 of deposits. During 2008 our bank subsidiaries utilized the remaining balance of the FDIC credit to offset a portion of the 2008 insurance premium assessment.
     On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not increase coverage for retirement accounts; which continues to be $250,000.
     On November 21, 2008, the Board of Directors of the FDIC approved the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, beginning on October 14, 2008 and continuing through October 31, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the EESA. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009. Popular, Inc. opted to become a participating entity on both of these programs and will pay applicable fees for participation. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt have a lower fee structure and longer-term debt have a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP is assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.
     On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009. As mentioned above, previously banks paid between 5 and 43 cents per $100 of their domestic deposits for FDIC insurance. Under this final rule, risk-based rates will range between 12 and 50 cents per $100 of domestic deposits (annualized) for the first quarter 2009 assessment. Most institutions will be charged between 12 and 14 cents per $100 of deposits. On February 27, 2009, the Board of Directors of the FDIC voted to adopt a final rule to alter the way in which the FDIC’s risk-based assessment system differentiates for risk, change deposit insurance assessment rates, and make technical and other changes to the rules governing the risk-based assessment system. Under this final rule, risk-based rates will range between 12 and 45 cents per $100 of domestic deposits (annualized) and between 7 and 77.5 cents per $100 of domestic deposits after adjustments, effective April 1, 2009. Most institutions will be charged between 7 and 24 cents per $100 of deposits. Also on February 27, 2009, the Board of Directors of the FDIC voted to adopt an interim final rule to impose an emergency special assessment of 20 cents per $100 of deposits on June 30, 2009, and to allow the FDIC to impose emergency special assessments after June 30, 2009 of 10 cents per $100 of deposits if the reserve ratio of the DIF is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level that is close to zero or negative at the end of a calendar quarter.
     The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the fourth quarter of 2008 was 1.10 cents per $100 of deposits. As of December 31, 2008, the Corporation had a DIF deposit assessment base of approximately $27.1 billion.
Brokered Deposits
     FDIC regulations adopted under FDIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits unless it is (i) well capitalized or (ii) adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any brokered deposits, and a bank that is undercapitalized may not pay an interest rate on any deposits, in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular and BPNA.
Capital Adequacy
     Information about the capital composition of the Corporation as of December 31, 2008 and for the four previous years is presented in Table I “Capital Adequacy Data” on page 43 in the MD&A.
     Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Under the capital guidelines, a banking organization’s Total Capital is divided into tiers. “Tier 1 Capital” consists of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill (net of any associated deferred tax liability) and certain other intangible assets. Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Not more than 25% of qualifying Tier 1 Capital may consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. In addition, effective October 17, 2008, the Federal Reserve Board approved an interim rule to allow the inclusion of the senior perpetual preferred stock issued to the Treasury Department under the TARP Capital Purchase Program, without limit, as Tier 1 capital. “Tier 2 Capital” consists of, among other things, a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.
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
     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. See Consolidated Financial Statements, Note 21 “Regulatory Capital Requirements” on page 126 and 127 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See “- Prompt Corrective Action”.

     In 2004, the Basel Committee on Banking Supervision published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II presents a three-pillar framework for determining risk-based capital requirements for credit risk, market risk and operational risk (Pillar 1); supervisory review of capital adequacy (Pillar 2); and market discipline through enhanced public disclosure (Pillar 3). A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active or “core” banking organizations (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary Federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations.
     To correct differences between core and non-core banking organizations, Basel IA was proposed in late 2006 presenting modifications to the general risk-based capital rules for non-core banking organizations that do not adopt the advanced approaches. After considering the comments on both the Basel IA and the advanced approaches, in July 2008, the agencies proposed a new rule that would provide all non-core banking organizations with an option to adopt the standardized approach under Basel II. This alternative provides a more risk sensitive capital framework to institutions not adopting the advanced approaches without unduly increasing regulatory burden. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, will replace the Basel IA approach.
     In light of the weaknesses revealed by the financial market crisis, in January 2009, the Basel Committee on Banking Supervision issued a consultative package proposing enhancements to strengthen the regulation and supervision of internationally active banks. The proposed enhancements will help ensure that the risks inherent in banks’ portfolios related to trading activities, securitizations and exposures to off-balance sheet vehicles are better reflected in minimum capital requirements (Pillar 1), risk management practices (Pillar 2) and accompanying disclosures to the public (Pillar 3).
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
     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve Board rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2008, $824 million in trust preferred securities that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines were outstanding. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.
     On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements became subject to stricter quantitative limits.

     The Federal Reserve Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit. They may, however, include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation will be in compliance with the applicable 25 percent limit at March 31, 2009.
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
The Gramm-Leach-Bliley Act
     The Gramm-Leach-Bliley Act was enacted on November 12, 1999. Among other things, the Gramm-Leach-Bliley Act: (i) allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking financial activities than what was previously permissible, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.
     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” The Corporation, PIB and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company that is not a financial holding company, the company fails to continue to meet any of the requirements for financial holding company status, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary banks or the company may discontinue, and divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
     The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

     The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. These financial privacy provisions generally prohibit financial institutions, including the Corporation’s bank subsidiaries, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.
Anti-Money Laundering Initiative and the USA PATRIOT Act
     A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) broadened the application of U.S. anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism.
     Title III of the USA PATRIOT Act imposed significant new compliance and due diligence obligations, created new crimes and penalties and expanded the extra-territorial jurisdiction of the United States. The principal provisions of Title III and regulations issued by the Treasury thereunder impose obligations on financial institutions, including the Corporation’s bank and broker-dealer subsidiaries, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institutiion to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.
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
Legislative Initiatives
     Various other legislative proposals, including proposals to limit the investments that a depository institution may make with FDIC insured funds to restrict certain practices in connection with lending activities, to require lenders to forego certain contractual rights, to amend bankruptcy laws or to restrict executive compensation, are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.

Puerto Rico Regulation
     General. As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).
     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2008 Banco Popular transferred $18 million to the reserve fund in order to comply with this requirement.
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
     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2008, the legal lending limit for the Bank under this provision was approximately $122 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
     Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and originating and servicing mortgage loans. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Auto, Inc. and Popular Mortgage, Inc., respectively, both companies are organized and operate in Puerto Rico.
     The Finance Board is composed of nine members, including the Commissioner of Financial Institutions, the Secretary of the Treasury, the Secretary of Economic and Commercial Development, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Planning Board, the President of the Government Development Bank for Puerto Rico, the Executive President of the Public Corporation for the Supervision and Insurance of Cooperatives and the Insurance Commissioner. The Finance Board has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties and finance charges on retail installment sales and for credit card purchases) is to be determined by free competition.
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
     In January 2004, the Government of Puerto Rico approved a legislation that partially eliminates the tax exempt status of an IBE that operates as a division or branch of a bank in Puerto Rico. In order to be subject to tax, the IBE’s net taxable income must exceed 20%, of the net taxable income of the bank as a whole. If these thresholds are exceeded, the IBE will be taxed at regular tax rates on its net taxable income that exceeds the applicable threshold. Currently, management of the Corporation does not expect any financial impact from this law because the net taxable income of Banco Popular’s IBE has not exceeded and is not expected to exceed 20% of Banco Popular’s net taxable income.
Employees
     At December 31, 2008, the Corporation employed directly 10,587 persons. None of its employees are represented by a collective bargaining group.
Segment Disclosure
     Note 35 to the Financial Statements, “Segment Reporting” on pages 156 through 159 of the Annual Report is incorporated by reference herein.
     The Corporation’s corporate structure consists of three reportable segments — Banco Popular de Puerto Rico, Banco Popular North America and EVERTEC. These reportable segments pertain only to the continuing operations of Popular, Inc. The operations of PFH that were considered a reportable segment were classified as discontinued operations in the third quarter of 2008. Also, a corporate group has been defined to support the reportable segments. The Corporation retrospectively adjusted information in the statements of operations to exclude results from discontinued operations from 2007 periods to conform to the 2008 presentation.
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

Long-lived assets	2008 (1)	2007	2006

Puerto Rico
Premises and equipment	$536,537,661	$477,681,159	$473,335,423
Goodwill	197,482,201	222,438,229	96,942,455
Other intangible assets	27,200,260	24,557,452	10,210,815
Investments under the equity method	20,637,865	16,530,392	22,481,879

	$781,857,987	$741,207,232	$602,970,572

United States
Premises and equipment	$77,480,869	$103,439,003	$116,202,309
Goodwill	404,236,423	404,249,194	568,648,617
Other intangible assets	22,626,573	38,673,692	97,342,728
Investments under the equity method	17,372,488	24,148,846	1,454,175

	$521,716,353	$570,510,735	$783,647,829

Foreign Countries
Premises and equipment	$6,788,371	$7,042,695	$5,601,939
Goodwill	4,073,107	4,073,107	2,262,444
Other intangible assets	220,301	1,325,230	—
Investments under the equity method	54,401,304	49,190,174	42,857,928

	$65,483,083	$61,631,206	$50,722,311

(1)	Does not include long-lived assets of the discontinued operations as of December 31, 2008.
Availability on website
     We make available free of charge, through our investor relations section at our website, www.popular.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
     The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549 — 0213. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (www.sec.gov).

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
     Transactions with Doral Relating to Mortgage Loans and IOs. Between 1996 and 2004, BPPR purchased mortgage loans from Doral for an aggregate purchase price of approximately $1.6 billion. The remaining balance of these mortgage loans recorded on the Corporation’s consolidated statement of condition at December 31, 2008 was $323 million.
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
     The purchases of mortgage loans from Doral for an aggregate price of $1.6 billion were often accompanied by separate recourse and other financial arrangements. The sale of mortgages to Doral Bank for an aggregate purchase price of $200 million was accompanied by separate recourse arrangements.

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
     Between 1996 and 2004, the Corporation purchased IOs from Doral for an aggregate purchase price of $110 million. Over the same period Doral repurchased IOs it had previously sold to the Corporation for an aggregate purchase price of $54 million. The remaining balance of these IOs recorded on the Corporation’s consolidated statement of condition at December 31, 2008 was $32 million. These IOs have been reclassified from investments available-for-sale to loans to Doral because they are accompanied by 100% guarantees from Doral of the principal and the fixed yield and because of the source of the cash flow for payments on the IOs.
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
     Purchases of Mortgage Loans from R&G. Between 2003 and 2004, BPPR entered into various mortgage loan purchase transactions with R&G in the amount of $176 million. These mortgage loan purchase transactions had recourse provisions and other financial arrangements. In the Amended R&G 2004 10-K, R&G disclosed that it had determined, after a review of all of its transactions that it had previously characterized as mortgage loan sales, to recharacterize certain of those transactions as secured borrowings collateralized by real estate mortgage loans, including, as of December 31, 2004, $155 million of transactions with BPPR. At December 31, 2008, the remaining balance of the mortgage loans purchased from R&G recorded on the Corporation’s consolidated statement of condition was $85 million. The Corporation has concluded that its previously filed financial statements are fairly stated and that no restatement is necessary.
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
ITEM 1A. RISK FACTORS
     The Corporation faces a variety of risks that are substantial and inherent to our businesses, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our businesses.
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
     The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.0 billion or over 30% of its annual budget. It is currently reviewing alternatives for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government may implement could include reducing expenses, including public-sector employment. Since the government is an important source of employment on the Island, theses measures could have the effect of intensifying the current recessionary cycle.
     The economy of Puerto Rico is sensitive to the price of oil in the global market. The Island does not have significant mass transit available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy of Puerto Rico, by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
     The level of real estate prices in Puerto Rico has been more stable than in other U.S. markets, but the current economic environment and future developments in Puerto Rico and the mainland U.S. could further pressure residential property values. Lower real estate values could increase loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.
     The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of our loan portfolios. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in our other interest and non-interest revenue sources.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than 18 months. In recent months, the volatility and disruption have reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability for almost all issuers, often without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.
     High levels of market volatility could impact adversely the pricing of the Corporation’s assets. As part of our business, the Corporation sells financial assets in the capital markets to raise liquidity and manage its risk position. High amounts of volatility increase the probability that assets may be disposed of at a loss or at a lower gain than anticipated. Also, part of the valuation of the Corporation’s financial assets is recognized in its financial statements and as market conditions become more volatile, its earnings and capital could be adversely impacted.
     The Corporation raises part of its liquidity in the capital markets. When market conditions are unsettled, providers of liquidity become more risk averse and less willing to assume risk with counterparties. Thereby, periods of high market volatility could make it more difficult and more costly to raise financing, impacting our financial results.
Current market developments have adversely affected the Corporation’s industry, business and results of operations.
     Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, and also in sales of those assets at significantly discounted prices. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity materially and adversely affect the Corporation’s business, financial condition and results of operations.
     The decline in housing prices in the U.S. has affected the Corporation’s credit costs substantially as delinquencies, and foreclosures have increased, together with the costs related to these. Losses related to the decline in housing values have increased at the Corporation due to credit losses and losses in the sale of foreclosed assets. The Corporation still have loan portfolios exposed to the U.S. housing sector and most market participants expect the housing sector to remain under pressure until after the end of 2009.
     Recent market developments have changed the way in which the Corporation finance its operations and have impacted its funding flexibility. The availability of borrowed funds, particularly short-term funds, has decreased substantially and its cost has risen markedly. The Corporation has reduced the amount of funds it borrows in favor of increasing deposits and longer-term sources of capital such as senior debt and preferred stock. Future developments may reduce funding options available to the Corporation and may increase the cost of raising financing.
The soundness of other financial institutions could adversely affect the Corporation.
     Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of default of its counterparty or client. In addition, the Corporation credit risk may be exacerbated when the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Corporation. There can be no assurance that any such losses would not materially and adversely affect its results of operations or earnings.
     The Corporation has procedures in place to mitigate the impact of a default among its counterparties. The Corporation requests collateral for most credit exposures with other financial institutions and monitor these on a regular basis. Nonetheless, market volatility could impact the valuation of collateral held by the Corporation and results in losses.
     The Corporation’s ability to raise financing is dependent in part on market confidence. In times when market confidence is affected by events related to well-known financial institutions, risk aversion among participants increases substantially and makes it more difficult to borrow in the credit markets.
A prolonged economic slowdown, a continuing decline in the real estate market in the U.S. mainland, and ongoing disruptions in the capital markets have harmed and could continue to harm the results of operations of Popular, Inc.
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. “Bust” cycles in the housing sector affect the Corporation’s business by decreasing the volume of loans originated and increasing the level of credit losses related to its mortgage loans.
     The housing market in the U.S. is undergoing a correction of historic proportions. After a period of many years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, since early 2007 the sector has been in the midst of a substantial dislocation. This dislocation has had a significant impact on some of the Corporation’s U.S.-based business segments and has affected its ongoing financial results and condition. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined significantly. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality of the Corporation’s U.S. mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure. In the event of foreclosure in a loan from this portfolio, the current market value of the underlying collateral could be insufficient to cover the loan amount owed.
     Any sustained period of increased delinquencies, foreclosures or losses harms the Corporation’s ability to sell loans, the prices it receives for loans sold, and the values of its mortgage loans held-for-sale. In addition, any material decline in real estate values would weaken the Corporation’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage assets arising from borrower defaults.
      The Corporation maintains exposure in its U.S. loan portfolio to the housing sector. As of December 31, 2008, the Corporation had $4.6 billion in residential mortgage loans in portfolio, of which $1.7 billion was located in the continental U.S. Further housing value declines in the U.S. could impact the level of losses in this portfolio. Also, the Corporation has exposure to individuals in the form of home equity loans (home equity lines of credit or “HELOCs”), which because of declining home values have become in effect unsecured consumer loans. This portfolio is sensitive to the economic cycle in the U.S., and a further deterioration of the economy and employment conditions in the mainland could affect the level of losses from this exposure. As of December 31, 2008 the Corporation had $573 million in HELOCs.

Financial results are constantly exposed to market risk.
     Market risk refers to the probability of variations in the net interest income or the market value of assets and liabilities due to interest rate volatility. Despite the varied nature of market risks, the primary source of this risk to us is the impact of changes in interest rates on net interest income.
     Net interest income is the difference between the revenue generated on earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates could have a positive effect on net interest income, while a decrease in interest rates could have a negative effect on net interest income. As of December 31, 2008, the Corporation had a positive gap position.
     The Board of Governors of the Federal Reserve lowered the federal funds target rate between 400 and 425 basis points from December 31, 2007 to December 31, 2008. The Board of Governors of the Federal Reserve has also expressed concerns about a variety of economic conditions, as well as possible further reductions of interest rates in future periods. Many of the Corporation’s commercial loans are variable-rate and, accordingly, rate decreases may result in lower interest income to Popular in the near term; however, depositors will continue to expect reasonable rates of interest on their accounts, potentially compressing net interest margins further. The future outlook on interest rates and their impact on Popular’s interest income, interest expense and net interest income is uncertain.
     The Corporation usually runs its net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount, usually 200 basis points. Given the fact that as of year-end 2008, some short-term rates were close to zero and some term interest rates were below 2.0%, management has decided to focus measuring the risk of net interest income in rising rate scenarios. The rising rate scenarios used were gradual parallel changes of 200 and 400 basis points during the twelve-month period ending December 31, 2009. Projected net interest income under the 200 basis points scenario rising rate scenario increased by $50.9 million while the 400 basis points simulation increased by $90.8 million. These scenarios were compared against the Corporation’ flat interest rates forecast.
     The market disruptions discussed in other sections has led the Corporation to reduce substantially its use of unsecured short-term borrowings. They have been largely replaced with deposits and longer-term secured borrowings, and to a lesser extent, longer-term unsecured debt. Therefore, the cost of the liabilities of the Corporation does not respond as quickly to changes in the levels of interest rates. The Corporation’s Asset Liability Management Committee (“ALCO”) committee regularly reviews the Corporation’s interest rate risk and initiates any action necessary to maintain its potential volatility within limits.

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
     Higher market volatility in the capital markets could impact the performance of the Corporation’s hedging transactions. Most hedging activity is related to protecting the market value of mortgage loans that are segregated for future sale and derivatives positions to hedge the cost of liabilities issued or derivative positions with banking clients.
Reductions in the Corporation’s credit ratings or those of any of its subsidiaries would increase the cost of borrowing funds and make the Corporation’s ability to raise new funds or renew maturing debt more difficult.
     Credit ratings are an important component of the Corporation’s liquidity profile. Among other factors, credit ratings are based on the financial strength, the credit quality of and concentrations in its loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of its balance sheet, the availability of a significant base of core retail and commercial deposits, and the ability to access a broad array of wholesale funding sources.
     In February 2009, Moody’s Investor Service (“Moody’s”) downgraded by one notch to “Baa1” the Corporation’s senior debt rating and by one notch its preferred stock rating to “Baa3”. The lead bank, Banco Popular, is rated “C+” for bank financial strength and “A2” for long-term deposits. The outlook is negative. Moody’s report indicated that the downgrade of Popular’s ratings was prompted by the deterioration in the Corporation’s asset quality and profitability in 2008, and the prospect of continuing weakness in these metrics in 2009. Such weakness could further undermine Popular’s ratio of tangible common equity to risk-weighted assets, which the rating agency indicated was comparatively weak. Moody’s believes that the deepening of the recession in the U.S. and the continuation of the recession in Puerto Rico, will most likely cause Popular’s asset quality indicators, and hence its profitability, to remain pressured through 2009.
     Fitch Ratings reduced the Corporation’s ratings in January 2009 as follows: the senior debt rating was cut two notches to “BBB”, the preferred stock rating was cut three notches to “BB+” and the short-term rating was maintained at “F2”. The outlook is negative. Fitch indicated the continued credit quality deterioration and the expectations for ongoing pressure in the real estate loan portfolios as the principal factors considered in the downgrade given recent trends in core operating performance and the difficult outlook.
     In January 2009, Standard and Poor’s revised the Corporation’s ratings as follows: the senior debt rating was cut by two notches to “BBB-”, the preferred stock rating was decreased by two notches to “BB” and the short-term rating was cut to “A3”. The outlook is stable. S&P indicated that the rating action resulted from several factors, including among the principal ones the Corporation’s reported net operating losses, a continued deterioration in credit quality, and an expected decline in capital ratios. S&P is also concerned by the increase in nonperforming assets and the potential for further deterioration, notably in the construction, mortgage, and commercial loan portfolios, as they see continued pressure on home prices and reduced sale activity. S&P views capital as adequate, but foresee more downward pressure in 2009.
     Changes in the Corporation’s credit ratings or the credit ratings of any of its subsidiaries to a level below “investment grade” would adversely affect its ability to raise funds in the capital markets and adversely affect its cost of funds and related margins and liquidity. The Corporation’s counterparties are also sensitive to the risk of a ratings downgrade.

     As of December 31, 2008, the Corporation had $350 million in senior debt issued by the bank holding companies with interest that adjusts in the event of senior debt ratings downgrades. As a result of the actions taken by the ratings agencies in 2009, the cost of that debt increased by 50 basis points, which would represent an increase in the yearly interest expense of approximately $1.75 million.
     The senior debt ratings downgrades summarized above will make it more difficult and costly to raise unsecured senior debt in the capital market. Although the Corporation continues to be investment grade, the liquidity of the capital market for senior bank debt continues impaired for all but the most highly rated and well known financials.
     As previously mentioned, among the recent federal government programs announced in late 2008 to assist the banking industry, the TLGP permits bank holding companies and banks to issue senior debt under certain conditions, with a guarantee by the FDIC. In addition, the TLGP provides an FDIC guarantee on non-interest bearing transaction accounts with no limit until December 31, 2009. The Corporation has enrolled in both programs.
     The Corporation’s preferred stock rating is currently “non-investment” grade under two rating agencies. The market for non investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if the Corporation were to attempt to issue preferred stock in the capital markets, it is possible that there not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
     Popular’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by the operating results and credit ratings by nationally recognized credit agencies. Our ratings are subject to change at any time at the sole discretion of the rating agencies without previous notice. A downgrade in credit ratings may impact the ability to raise deposits, but we believe that the impact should not be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to limitations established by the FDIC), which together with the TLGP, is expected to mitigate the effect of a downgrade in the credit ratings.
The Corporation is subject to default risk in its loan portfolio.
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated or acquired. The Corporation establishes provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to the Corporation’s financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of its borrowers to repay the loans. There can be no assurance that management has accurately estimated the level of future loan losses or that the Corporation will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control.
The Corporation may have more credit risk and higher credit losses due to its construction and commercial loans portfolios.
     The Corporation has a significant portfolio in construction and commercial loans, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to the Corporation’s current nonperforming assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of, if foreclosed.

Increased reserves may be required due to changes in collateral valuations
     The performance of the loan portfolio and the collateral value backing the transactions are greatly dependent upon the condition of the real estate market in which the collateral is located. Recent economic reports indicate that real estate market values have been declining mainly due to the experienced decrease in the purchasing power of the consumers and the existing general economic conditions. A significant decline in collateral valuations for collateral dependent loans may require increases in the Corporation’s provision for loan losses, which would have an adverse effect on the future financial condition and results of operations.
The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.
     The Corporation is subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. Any change in applicable federal or Puerto Rico laws or regulations could have a substantial impact on its operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect the Corporation’s powers, authority and operations, which could have a material adverse effect on the Corporation’s financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power may have a negative impact on the Corporation.
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
     In, Puerto Rico, competition is primarily from other local depository institutions and from the local operations of several global banks and major U.S. money center banks. As a group they compete in all segments of the market and present a formidable source of competition for the Corporation. Competition is particularly acute in the market for deposits, where pricing is very aggressive.
     In the U.S., competition is primarily from community banks operating in the Corporation’s footprint together with the national banking institutions. These include institutions with much more resources than we have and can exert substantial competitive pressure.
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
     As a result of the Government’s fiscal challenges in 2006, Moodys and S&P then downgraded the rating of its obligations, but maintaining them within investment-grade levels. Since then, actions by the Government have improved the credit outlook. As of December 31, 2007, S&P rated the Government’s general obligations at BBB-, while Moodys rated them at Baa3- both in the lowest notch of investment grade. In November 2007, Moody’s upgraded the outlook of the Commonwealth’s credit ratings to “stable”

from “negative” In justifying their change in outlook, Moody’s recognized the progress the Commonwealth has made in addressing the fiscal challenges it has faced in recent years. However, in the current fiscal year, the Commonwealth is confronting a substantial deficit and is currently reviewing options to confront the problem. While Moody’s “Baa3” rating and S&P’s “BBB-minus” take into consideration Puerto Rico’s fiscal challenges — both ratings stand one notch above non-investment grade — other factors could trigger an outlook change, such as the government’s ability to implement meaningful steps to curb operating expenditures or if the decline in government revenues continues for a longer time period.
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
     At December 31, 2008, the Corporation had $1.0 billion of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $943 million in loans were outstanding at December 31, 2008. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico are either collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the Central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
     Furthermore, as of December 31, 2008 the Corporation had outstanding $386 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Of that total, $363 million was exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $47 million was in the form of Puerto Rico Commonwealth’s Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by S&P. At December 31, 2008, the Appropriation Bonds indicated above represented approximately $3.2 million in unrealized losses in the Corporation’s portfolio of investment securities available- for- sale. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other- than- temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The Corporation’s share price may continue to fluctuate.
     Stock markets, in general, and the Corporation’s Common Stock, in particular, have over the past year experienced, and continue to experiencing, increased volatility and decreases in price. The market price of the Corporation’s Common Stock may continue to be subject to significant fluctuations due to the market sentiment regarding its operations or business prospects, as well as to market fluctuations and decreases in price that may be unrelated to its operating performance or prospects. Increased volatility could result in a further decline in the market price of the Corporation’s Common Stock.
     Factors that may affect such fluctuations include the following:
     The market price of the Corporation’s Common Stock could be subject to significant fluctuations due to a change in sentiment in the market regarding its operations or business prospects. Risk factors may include the following:
• operating results that may be worse than the expectations of management, securities analysts and investors;
• the level of the Corporation’s regulatory and common equity;
• developments in its business or in the financial sector generally;
• regulatory changes affecting its industry generally or its business and operations;
• the operating and securities price performance of companies that investors consider to be comparable to it;
• announcements of strategic developments, acquisitions and other material events by it or the Corporation’s competitors;
• changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and
• changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
     The agreements with the U.S. Treasury impose restrictions and obligations on the Corporation that limit the ability to increase dividends, repurchase Common Stock or preferred stock and access the equity capital markets.
     In December 2008, the Corporation issued preferred stock and a warrant to purchase its Common Stock to the Treasury as part of its TARP Capital Purchase Program. The terms of the preferred shares include, subject to certain exceptions, a restriction on paying dividends for both preferred shares equal or junior to U.S. Treasury investment and common shares unless the Corporation is current in the dividend payment to the Treasury. In addition, prior to December 5, 2011, unless we have redeemed all of the preferred stock or the Treasury has transferred all of the preferred stock to a third party, the consent of the Treasury will be required to the Corporation to, among other things, increase its Common Stock dividend or repurchase its Common Stock or other preferred stock (with certain exceptions, including the repurchase of its Common Stock to offset share dilution from equity-based employee compensation awards). The Corporation have also granted registration rights and offering facilitation rights to the Treasury pursuant to which the Corporation have agreed to lock-up periods during which it would be unable to issue equity securities.
You may not receive dividends on the Common Stock.
     Holders of the Corporation’s Common Stock are only entitled to receive such dividends as its Board of Directors may declare out of funds legally available for such payments. Although the Corporation have historically declared cash dividends on its Common Stock, the Corporation is not required to do so, and it has reduced the amount of cash dividends payable on its Common Stock two times in recent months. Any reduction of, or a future elimination of its Common Stock dividend could adversely affect the market price of the Corporation’s Common Stock.

     As previously mentioned, the Corporation’s issuance of senior preferred shares to the U.S. Treasury under the TARP Capital Purchase Program also imposes restrictions on its ability to pay dividends under certain conditions.
The Corporation income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to the Corporation’s position.
     From time to time, the Corporation is audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine the Corporation’s provision for income taxes and its liabilities for federal, state, local and other taxes. The Corporation’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although the Corporation believes its approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in the Corporation’s income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in its Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on the Corporation’s income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on the results of operations, financial position and/or cash flows for such period.
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
Goodwill impairment could have a material adverse effect on the Corporation’s financial condition and future results of operations
     The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2008 using July 31, 2008 as the annual evaluation date and performed an interim goodwill impairment assessment as of December 31, 2008 for BPNA. Based on the results of these analyses, management concluded that there was no goodwill impairment as of these dates. The fair value determination for each reporting unit performed to determine if potential goodwill impairment exists requires management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
• selection of comparable publicly traded companies, based on nature of business, location and size;
• selection of comparable acquisition and capital raising transactions;
• the discount rate applied to future earnings, based on an estimate of the cost of equity;
• the potential future earnings of the reporting unit; and
• market growth and new business assumptions.
     To validate the reasonableness of the results of the annual impairment evaluation, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of the Corporation and concluded that the fair value results determined for the reporting units in the annual test were reasonable. It is possible that the assumptions and conclusions regarding the valuation of the Corporation’s reporting units could change adversely and could result in the recognition of goodwill impairment. Such impairment could have a material adverse effect on the Corporation’s future results of operations. As of December 31, 2008, the Corporation had approximately $606 million of goodwill remaining on its balance sheet, of which $404 million was related to BPNA. Declines in the Corporation’s market capitalization increase the risk of goodwill impairment in 2009.
The Corporation’s business could suffer if it is unable to attract, retain and motivate skilled senior leaders
     The Corporation’s success depends, in large part, on its ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of the Corporation’s business. The executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, are expected to limit the types of compensation arrangements that the Corporation may enter into with its most senior leaders upon adoption of implementing standards by the Treasury. These standards, and any further legislation or regulation restricting executive compensation, could have a negative impact on the Corporation’s ability to attract and retain talented leaders in support of the Corporation’s long term strategy.

     For further information of other risks faced by the Corporation please refer to the MD&A section of the Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     As of December 31, 2008, Banco Popular owned and wholly or partially occupied approximately 96 branch premises and other facilities throughout Puerto Rico. It also owned 7 parking garage buildings and approximately 35 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 121 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2008, BPNA had 177 offices (principally bank branches) of which 27 were owned and 150 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas, Florida and Washington D.C. In addition, BPNA leased a six story office building in Rosemont, Illinois. This building houses the headquarters of BPNA. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:
     Popular Center, the San Juan metropolitan area headquarters, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico, a twenty-story office building. Approximately 48% of the office space is leased to outside tenants. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. As of December 31, 2008, a major re-development at the ground and promenade levels was underway to establish retail businesses including sit-down restaurants and other food vendors.
     Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons total.
     Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The building has approximately 102,000 rentable square feet occupied approximately 92% by Banco Popular units and the Corporate Risk Area. Ground level areas available for retail use are currently being leased. It has parking facilities for approximately 1,165 cars.
     Cupey Center Complex, one building, three stories high, and three buildings, two stories high each, located in Cupey, Río Piedras, Puerto Rico. The computer center operations and other operational and support services are some of the main activities housed at these facilities. The facilities are almost fully occupied by EVERTEC’s personnel. Banco Popular maintains a full service branch and some support services in these facilities. The Complex also includes a parking garage building with capacity for approximately 1,000 cars and houses a recreational center for employees.
     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A branch, the Comptroller Division, the People Division, the Asset Protection Division, the Auditing Division, the International Branch and the International Service Department are the main occupants of this facility, which is 82% occupied by Banco Popular personnel.
     Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 27% of this building. The remaining space is rented to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.
     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 25% of the building for a branch operation, an exhibition room and other facilities.

Popular, Inc. occupies approximately 10% mainly office space for Fundación Banco Popular, Inc. and a reception center. The rest of the building is rented or available for rent to outside tenants.
     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, Inc. as its headquarters. The property also includes a new adjacent four-level parking garage building with capacity for approximately 300 cars, a potable water cistern and a diesel storage tank.
     Altamira Building, a new nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the mortgage servicing division of Banco Popular.
     El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes a four-level parking garage building with capacity for approximately 774 cars. As of December 31, 2008, a Banco Popular branch was operating in these premises and the office building was being remodeled for future occupancy by Banco Popular units actually located in leased properties.
     Banco Popular Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.
     Popular Center -Tortola, a four-story, 20,000 square feet building located in Tortola, British Virgin Islands. A Banco Popular branch is located in the first story while the commercial credit department occupies the second story. The third and fourth floors are available for outside tenants.
     In addition, in September 2008 the Corporation sold a building in New York located at 7 West 51st Street. Subsequently BPNA entered into a two year leaseback contract with the owner.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Corporation’s Common Stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) National Market System under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2008 and the previous four years, as well as cash dividends declared is contained under Table J, “Common Stock Performance”, on page 44 in the MD&A in the Annual Report, and is incorporated herein by reference.
     As of February 26, 2009, the Corporation had 10,425 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ National Market System was $1.85 per share.

     In May 2008, the Corporation issued 16,000,000 shares of its 8.25% non-cumulative monthly income preferred stock, 2008 Series B at a purchase price of $25 per share. These shares of preferred stock are perpetual, nonconvertible and are redeemable, in whole or in part, solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on May 28, 2013. The redemption price per share is $25.50 from May 28, 2013 through May 28, 2014, $25.25 from May 28, 2014 through May 28, 2015 and $25.00 from May 28, 2015 and thereafter.
     On December 5, 2008, the Corporation entered into a Letter Agreement with the Treasury pursuant to which the Treasury invested $935 million in preferred stock of Popular under Treasury’s TARP Capital Purchase Program. Under the Agreement, the Corporation agreed to issue and sell to the Treasury, (1) 935,000 shares of Popular’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share and (2) a warrant to purchase 20,932,836, shares of Popular’s Common Stock at an exercise price of $6.70 per share. The exercise price of the warrant was determined based upon the average of the closing prices of Popular’s Common Stock during the 20-trading day period ended November 12, 2008, the last trading day prior to the date Popular’s application to participate in the program was preliminarily approved.
     The shares of Series C Preferred Stock qualify as Tier 1 regulatory capital and pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series C Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the preferred shares. The Series C Preferred Stock may be redeemed by Popular at par after December 5, 2011. Prior to that date, the preferred shares may only be redeemed by Popular at par in an amount up to the cash proceeds received by Popular (minimum $233.75 million) from qualifying equity offerings of any Tier 1 perpetual preferred or Common Stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 5, 2011, or such earlier time as all preferred shares have been redeemed or transferred by the Treasury, Popular will not, without Treasury’s consent, be able to increase its dividend rate per share of Common Stock or repurchase its Common Stock. The shares of Series C Preferred Stock is not subject to any mandatory redemption, sinking fund or other similar provisions. Holders of Series C Preferred Stock will have no right to require redemption or repurchase of any shares of Series C Preferred Stock. The Corporation’s Common Stock ranks junior to Series C Preferred Stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation. The Corporation’s participation in the TARP Capital Purchase Program is also subject to certain of the executive compensation limitations included in the EESA.
     The warrant is immediately exercisable, subject to certain restrictions, and has a 10-year term. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. Treasury may not exercise voting power with respect to shares of Common Stock issued upon exercise of the warrant. If Popular receives aggregate gross cash proceeds of not less than $935 million from one or more qualifying equity offerings of Tier 1-eligible perpetual preferred or Common Stock on or prior to December 31, 2009, the number of shares of Common Stock underlying the warrant then held by Treasury will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the warrant. The Treasury and other future holders of the preferred shares, the warrant or the Common Stock issued pursuant to the warrant also have piggyback and demand registration rights with respect to the securities. Neither the preferred shares nor the warrant nor the shares issuable upon exercise of the warrant are subject to any contractual restriction on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the warrant shares prior to December 31, 2009 unless Popular has received gross proceeds from qualified equity offerings that are at least equal to the $935 million initially received from the Treasury. The allocated carrying values of the Series C Preferred Stock and the warrant on the date of issuance (based on the relative fair values) were $896 million and $39 million, respectively.
     The declaration of dividends by the Corporation is subject to the discretion of the Corporation’s Board of Directors. The Board of Directors will take into account such matters as general business conditions, financial results, capital requirements, TARP Capital Purchase Program limitations, contractual, legal and regulatory restrictions on the payment of dividends by the Corporation to the shareholders or by the subsidiaries to the Corporation, the effect on the Corporation debt ratings and such other factors as the Board of Directors may deem relevant.
     Due to the 2008 financial results, in August 2008 the Corporation reduced its quarterly dividend to $0.08 cents or 50 percent from its previous quarterly dividend payment rate. In February 2009, the Corporation further reduced its quarterly dividend to $0.02, a 75 percent reduction to the previous quarterly dividend payment rate. Additional information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption “Regulation and Supervision” in Item 1 herein.
     The Corporation offers a dividend reinvestment and stock purchase plan for its stockholders that allows them to reinvest their quarterly dividends in shares of Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from the Corporation by making optional cash payments at prevailing market prices. No shares will be sold directly by the Corporation to participants in the dividend reinvestment and stock purchase plan at less than $6 per share, the par value of the Corporation’s Common Stock. During 2008, $17.7 million in additional capital was issued under the plan, compared to $20.2 million in 2007.
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
     For information about the securities authorized for issuance under the Corporation’s equity based plans, refer to Part III, Item 12 on this Corporation’s Annual Report on Form 10-K.
     In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 10,000,000.
     The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2008 by the Corporation in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (a)

October 1 — October 31	—	—	—	8,594,429
November 1 — November 30	6,153	$7.09	6,153	8,597,658
December 1 — December 31	—	—	—	8,597,658

Total December 31, 2008	6,153	$7.09	6,153	8,597,658

(a)	Includes shares forfeited.
Stock Performance Graph (1)
     The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2003, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.
Comparison of Five Year Cumulative Total Return
Total Return as of December 31
(December 31, 2003=100)

(1)	Unless the Corporation specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears in Table C, “Selected Financial Data”, on page 7 and the text under the caption “Statement of Operations Analysis” on page 20 in the MD&A in the Annual Report, and is incorporated herein by reference.
     The Corporation’s ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2008 (1)		2007(1)	2006 (1)	2005(1)	2004 (1)
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	(A	)	1.2	1.5	1.8	1.9
Excluding Interest on Deposits	(A	)	1.5	1.9	2.5	3.3

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	(A	)	1.2	1.4	1.7	1.9
Excluding Interest on Deposits	(A	)	1.5	1.8	2.4	3.1

(1)	On November 3, 2008, the Corporation sold residual interests and servicing related assets of PFH and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. In addition, on September 18, 2008, the Corporation announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The above transactions and past sales and restructuring plans executed at PFH in the past two years have resulted in the discontinuance of the Corporation’s PFH operations and PFH’s results are reflected as such in the Corporation’s Consolidated Statements of Operations. The computation of earnings to fixed charges and preferred stock dividends excludes discontinued operations. Prior periods have been retrospectively adjusted on a comparable basis.

(A)	During 2008, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $235 million to achieve ratios of 1:1 in 2008.
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
     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2008	2007	2006	2005	2004

Long-term obligations	$3,386,763	$4,621,352	$8,737,246	$9,893,577	$10,305,710

Non-cumulative preferred stock	586,875	186,875	186,875	186,875	186,875

Fixed rate cumulative perpetual preferred stock	896,650
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears on page 3 through 82 under the caption MD&A, and is incorporated herein by reference.

     Table L, “Maturity Distribution of Earning Assets”, on page 48 in the MD&A in the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information regarding the market risk of the Corporation’s investments appears on page 46 through 61 in the MD&A in the Annual Report, and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears on pages 84 through 171, in the Annual Report and on page 82 under the caption “Statistical Summary — 2007-2008 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.
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
Assessment on Internal Control Over Financial Reporting
     Management’s Assessment of Internal Control over Financial Reporting and the Report of the Registered Independent Public Accounting Firm are on pages 83 through 85 of the Corporation’s Annual Report and are incorporated by reference herein.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES
Not Applicable.

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the captions “Shares Beneficially Owned by Directors and Executive Officers of the Corporation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Nominees for Election as Directors and other Directors” and “Executive Officers” in the Proxy Statement are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information under the captions “Compensation of Directors” and “Executive Compensation Program”, including the “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” in the Proxy Statement is incorporated herein by reference.
     The following table set forth information as of December 31, 2008 regarding securities issued and issuable to directors and eligible employees under the Corporation’s equity based compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
		Number of		Under Equity
		Securities	Weighted-	Compensation
		to be Issued	Average	Plans
		Upon	Exercise Price	(Excluding
		Exercise of	of	Securities Reflected
		Outstanding	Outstanding	in the
Plan Category	Plan	Options	Options	First Column)

Equity compensation plans approved by security holders	2001 Stock Option Plan	2,331,832	$18.85	—
	2004 Omnibus Incentive Plan	634,011	27.02	8,597,658

Equity compensation plans not approved by security holder

Total		2,965,843	$20.59	8,597,658

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a). The following financial statements and reports included on pages 84 through 171 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2008 and 2007

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2008

Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 43 of this report are filed herewith or are incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR, INC. (Registrant)
By:	S\ RICHARD L. CARRIÓN
Richard L. Carrión
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S\ RICHARD L. CARRIÓN	Chairman of the Board, Chief Executive Officer	03-02-09
Richard L. Carrión	and Principal Executive Officer

S\ JORGE A. JUNQUERA	Principal Financial Officer	03-02-09
Jorge A. Junquera
Senior Executive Vice President

S\ ILEANA GONZÁLEZ	Principal Accounting Officer	03-02-09
Ileana González
Senior Vice President

S\ JUAN J. BERMÚDEZ	Director	03-02-09
Juan J. Bermúdez

S\ MARÍA LUISA FERRÉ	Director	03-02-09
María Luisa Ferré

	Director	03-02-09
Michael Masin

S\ MANUEL MORALES	Director	03-02-09
Manuel Morales Jr.

S\ FRANCISCO M. REXACH	Director	03-02-09
Francisco M. Rexach Jr.

S\ FREDERIC V. SALERNO	Director	03-02-09
Frederic V. Salerno

S\ WILLIAM J. TEUBER	Director	03-02-09
William J. Teuber Jr.

S\ JOSÉ R. VIZCARRONDO	Director	03-02-09
José R. Vizcarrondo

EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Articles of Incorporation of the Corporation, as currently in effect.

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K, dated December 17, 2008 and filed on December 23, 2008).

4.1	Form of Certificate representing the Corporation’s Common Stock, par value $6 (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

4.2	Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.3	Second Supplemental Indenture of the Corporation, dated as of August 5, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.4	Subordinated Indenture dated as of November 30, 1995, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of the Corporation’s Registration Statement No. 333-26941, dated May 12, 1997).

4.5	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

Exhibit No.	Description

4.8	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.9	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.10	Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.11	Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as Guarantor, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated by reference to Exhibit (4)(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818) dated and filed on February 19, 1997).

4.12	Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.13	Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp., (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee (incorporated by reference to Exhibit (4)(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.14	Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.16	Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.17	Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.18	Form of Certificate of Trust of each of Popular Capital Trust I, Popular Capital Trust II, Popular Capital Trust III, and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.19	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of October 31, 2003, among the Corporation, JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.), JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.20	Guarantee Agreement relating to Popular Capital Trust I, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

Exhibit No.	Description

4.21	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.22	Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.23	First Supplemental Indenture, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.24	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.25	Form of Junior Subordinated Indenture between Popular North America, Inc., the Corporation and J.P. Morgan Trust Company, National Association (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.26	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.27	Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.28	Form of Amended and Restated Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.29	Form of Capital Security Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.30	Form of Guarantee Agreement for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.31	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of November 30, 2004, among the Corporation, JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.), Chase Manhattan Bank USA, National Association (as successor to Bank One Delaware, Inc.), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.32	Form of Guarantee Agreement relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-120340) filed with the SEC on November 10, 2004).

4.33	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.34	Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

Exhibit No.	Description

4.35	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.36	Popular North America, Inc. 6.85% Senior Note due on 2012 (incorporated by reference to Exhibit 4.41 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.37	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 2.3 to the Corporation’s Current Report on Form 8-A filed with the SEC on May 28, 2008 (related to Registration No. 333-135093).

4.38	Form of certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 2.4 to the Corporation’s Current Report on Form 8-A filed with the SEC on May 28, 2008 (related to Registration No. 333-135093).

4.39	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of Popular, Inc. dated December 4, 2008 (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

4.40	Warrant dated December 5, 2008 to purchase shares of Common Stock of Popular, Inc. (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.1	Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.3	Interest Calculation Agency Agreement, dated as of August 6, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(c) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.4	Interest Calculation Agency Agreement, dated as of August 6, 1999, between Popular North America, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(d) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.5	Distribution Agreement, dated March 21, 2003, among the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC, (incorporated by reference to Exhibit 1(A) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.6	Distribution Agreement, dated March 21, 2003, among Popular North America, Inc., the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC(incorporated by reference to Exhibit 1(B) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.7	Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.8	Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.9	Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

Exhibit No.	Description

10.10	Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.19 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.11	Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.12	Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.13	Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.14	Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000 (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.15	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.16	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18	Compensation Agreement for Federic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20	Compensation agreement for Michael Masin as director of the Corporation, dated January 25, 2007, (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.21	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Richard L. Carrión, (incorporated by reference to Exhibit 10.39 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.22	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Jorge A. Junquera (incorporated by reference to Exhibit 10.40 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.23	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and David H. Chafey, Jr. (incorporated by reference to Exhibit 10.41 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Exhibit No.	Description

10.24	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Brunilda Santos de Álvarez (incorporated by reference to Exhibit 10.42 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.25	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Amílcar L. Jordán (incorporated by reference to Exhibit 10.43 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Roberto R. Herencia (incorporated by reference to Exhibit 10.44 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.27	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Félix M. Villamil (incorporated by reference to Exhibit 10.45 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.28	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Eduardo Negrón (incorporated by reference to Exhibit 10.46 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.29	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Tere Loubriel (incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.30	Asset Purchase Agreement by and among American General Finance, Inc. as Purchaser, and Equity One, Inc. (DE), Equity One, Inc. (MN), Equity One, Incorporated, Equity One Consumer Loan Company, Inc., Popular Financial Services, LLC, Equity One Consumer Funding, LLC, as Sellers, and Popular, Inc. dated as of January 17, 2008 (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report in Form 10-Q for the quarter ended March 31, 2008).

10.31	Asset Purchase Agreement by and among Goldman Sachs Mortgage Company, Goldman, Sachs & Co., Litton Loan Servicing, LP, as Purchasers and Popular Mortgage Servicing, Inc., Equity One, Inc., Equity One, Incorporated, Equity One Consumer Loan Company, Inc., E-Loan Auto Fund Two, LLC, Popular Financial Services, LLC, Popular FS, LLC, as Sellers, and Popular, Inc. and Popular North America, Inc. (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008).

10.32	Resignation and Transition Agreement dated as of November 6, 2008 by and among Popular, Inc., Banco Popular de Puerto Rico, Banco Popular North America, and Roberto Herencia (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008).

10.33	Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program.

10.34	Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2008.

21.1	Schedule of Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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