Form 10-Q
period 2009-03-31
POPULAR INC
filed 2009-05-11
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
 ☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☐ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 282,034,819 shares outstanding as of May 6, 2009.

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
These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to: the rate of growth in the economy, as well as general business and economic conditions; changes in interest rates, as well as the magnitude of such changes; the fiscal and monetary policies of the federal government and its agencies; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and difficulties in combining the operations of acquired entities. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A of Part II of this Quarterly Report on 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(In thousands, except share information)	March 31, 2009	December 31, 2008	March 31, 2008

ASSETS
Cash and due from banks	$703,483	$784,987	$782,498

Money market investments:
Federal funds sold	175,403	214,990	494,940
Securities purchased under agreements to resell	319,702	304,228	391,958
Time deposits with other banks	930,366	275,436	14,331

	1,425,471	794,654	901,229

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,455,629	3,031,137	3,146,549
Other investment securities available-for-sale	4,508,609	4,893,350	4,512,959
Investment securities held-to-maturity, at amortized cost (fair value as of March 31, 2009 — $314,580; December 31, 2008 — $290,134; March 31, 2008 — $376,306)	318,894	294,747	374,903
Other investment securities, at lower of cost or realizable value (realizable value as of March 31, 2009 — $268,278; December 31, 2008 — $255,830; March 31, 2008 — $297,535)	222,013	217,667	252,157
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	533,665	562,795	494,839
Other trading securities	162,982	83,108	67,018
Loans held-for-sale measured at lower of cost or fair value	308,206	536,058	447,097
Loans measured at fair value pursuant to SFAS No. 159:
Loans measured at fair value with creditors’ right to repledge	—	—	56,523
Other loans measured at fair value	—	—	870,297

Loans held-in-portfolio	25,355,753	25,857,237	26,742,124
Less — Unearned income	117,767	124,364	184,815
Allowance for loan losses	1,057,125	882,807	579,379

	24,180,861	24,850,066	25,977,930

Premises and equipment, net	624,212	620,807	639,840
Other real estate	95,773	89,721	85,277
Accrued income receivable	142,114	156,227	215,454
Servicing assets (at fair value on March 31, 2009 — $177,295; December 31, 2008 — $176,034; March 31, 2008 — $183,756)	181,095	180,306	188,558
Other assets (See Note 9)	1,177,078	1,115,597	2,110,675
Goodwill	606,440	605,792	630,764
Other intangible assets	50,867	53,163	67,032
Assets from discontinued operations (See Note 3)	12,036	12,587	—

	$37,709,428	$38,882,769	$41,821,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,372,366	$4,293,553	$4,253,885
Interest bearing	22,777,401	23,256,652	22,712,829

	27,149,767	27,550,205	26,966,714
Federal funds purchased and assets sold under agreements to repurchase	2,881,997	3,551,608	4,490,693
Other short-term borrowings	29,453	4,934	1,525,310
Notes payable at cost	3,399,063	3,386,763	4,190,169
Notes payable at fair value pursuant to SFAS No. 159	—	—	186,171
Other liabilities	1,104,813	1,096,338	990,822
Liabilities from discontinued operations (See Note 3)	12,421	24,557	—

	34,577,514	35,614,405	38,349,879

Commitments and contingencies (See Note 16)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 24,410,000 issued and outstanding as of March 31, 2009 and December 31, 2008 (March 31, 2008 — 7,475,000) (aggregate liquidation preference value of $1,521,875 as of March 31, 2009 and December 31, 2008; $186,875 as of March 31, 2008)	1,485,287	1,483,525	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 282,034,819 shares issued (December 31, 2008 — 295,632,080; March 31, 2008 — 294,182,809) and 282,034,819 outstanding (December 31, 2008 — 282,004,713; March 31, 2008 — 280,547,741)	1,692,209	1,773,792	1,765,097
Surplus	496,455	621,879	570,548
(Accumulated deficit) retained earnings	(451,355)	(374,488)	1,113,089
Accumulated other comprehensive (loss), income, net of tax of ($61,563) (December 31, 2008 — ($24,771); March 31, 2008 — $19,446)	(90,682)	(28,829)	43,719
Treasury stock — at cost (December 31, 2008 — 13,627,367 shares; March 31, 2008 — 13,635,068 shares)	—	(207,515)	(207,608)

	3,131,914	3,268,364	3,471,720

	$37,709,428	$38,882,769	$41,821,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2009	2008

INTEREST INCOME:
Loans	$401,768	$497,456
Money market investments	3,133	6,728
Investment securities	73,483	94,104
Trading account securities	10,808	13,554

	489,192	611,842

INTEREST EXPENSE:
Deposits	148,039	194,940
Short-term borrowings	20,703	60,279
Long-term debt	47,964	20,864

	216,706	276,083

Net interest income	272,486	335,759
Provision for loan losses	372,529	161,236

Net interest income after provision for loan losses	(100,043)	174,523
Service charges on deposit accounts	53,741	51,087
Other service fees (See Note 17)	98,533	103,230
Net gain on sale and valuation adjustments of investment securities	176,146	50,228
Trading account profit	6,823	13,337
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(13,813)	14,267
Other operating income	13,301	32,602

	234,688	439,274

OPERATING EXPENSES:
Personnel costs:
Salaries	105,323	121,417
Pension and other benefits	39,968	34,551

	145,291	155,968
Net occupancy expenses	26,441	27,868
Equipment expenses	26,104	29,153
Other taxes	13,176	12,885
Professional fees	24,901	29,359
Communications	11,827	13,475
Business promotion	7,910	16,744
Printing and supplies	2,790	3,831
Other operating expenses	43,351	31,520
Amortization of intangibles	2,406	2,492

	304,197	323,295

(Loss) income from continuing operations before income tax	(69,509)	115,979
Income tax (benefit) expense	(26,933)	16,740

(Loss) income from continuing operations	(42,576)	99,239
(Loss) income from discontinued operations, net of tax	(9,946)	4,051

NET (LOSS) INCOME	($52,522)	$103,290

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	($77,200)	$100,312

(LOSSES) EARNINGS PER COMMON SHARE — BASIC AND DILUTED:
(Losses) earnings from continuing operations	($0.24)	$0.33
(Losses) earnings from discontinued operations	(0.03)	0.03

Net (losses) earnings per common share	($0.27)	$0.36

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2009	2008

Preferred stock:
Balance at beginning of year	$1,483,525	$186,875
Amortization of preferred stock discount — 2008 Series C	1,762	—

Balance at end of period	1,485,287	186,875

Common stock:
Balance at beginning of year	1,773,792	1,761,908
Common stock issued under the Dividend Reinvestment Plan	—	3,189
Treasury stock retired	(81,583)	—

Balance at end of period	1,692,209	1,765,097

Surplus:
Balance at beginning of year	621,879	568,184
Common stock issued under the Dividend Reinvestment Plan	—	2,080
Stock options expense on unexercised options, net of forfeitures	132	284
Treasury stock retired	(125,556)	—

Balance at end of period	496,455	570,548

(Accumulated deficit) retained earnings:
Balance at beginning of year	(374,488)	1,319,467
Net (loss) income	(52,522)	103,290
Cumulative effect of accounting change — adoption of SFAS No. 159	—	(261,831)
Cash dividends declared on common stock	(5,641)	(44,859)
Cash dividends declared on preferred stock	(16,942)	(2,978)
Amortization of preferred stock discount — 2008 Series C	(1,762)	—

Balance at end of period	(451,355)	1,113,089

Accumulated other comprehensive (loss) income:
Balance at beginning of year	(28,829)	(46,812)
Other comprehensive (loss) income, net of tax	(61,853)	90,531

Balance at end of period	(90,682)	43,719

Treasury stock — at cost:
Balance at beginning of year	(207,515)	(207,740)
Purchase of common stock	(1)	(339)
Reissuance of common stock	377	471
Treasury stock retired	207,139	—

Balance at end of period	—	(207,608)

Total stockholders’ equity	$3,131,914	$3,471,720

Disclosure of changes in number of shares:

	March 31,	December 31,	March 31,
	2009	2008	2008

Preferred Stock:
Balance at beginning of year	24,410,000	7,475,000	7,475,000
Shared issued — (2008 Series B)	—	16,000,000	—
Shared issued — (2008 Series C)	—	935,000	—

Balance at end of period	24,410,000	24,410,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	295,632,080	293,651,398	293,651,398
Issued under the Dividend Reinvestment Plan	—	1,980,682	531,411
Treasury stock retired	(13,597,261)	—	—

Balance at end of period	282,034,819	295,632,080	294,182,809

Treasury stock	—	(13,627,367)	(13,635,068)

Common Stock — outstanding	282,034,819	282,004,713	280,547,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2009	2008

Net (loss) income	($52,522)	$103,290

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	120	219
Adjustment of pension and postretirement benefit plans	61,240	(37)
Unrealized holding gains on securities available-for-sale arising during the period	15,313	127,490
Reclassification adjustment for (gains) losses included in net (loss) income	(176,146)	1,312
Unrealized net losses on cash flow hedges	(1,586)	(5,070)
Reclassification adjustment for losses included in net (loss) income	2,414	1,501

	(98,645)	125,415
Income tax benefit (expense)	36,792	(34,884)

Total other comprehensive (loss) income, net of tax	(61,853)	90,531

Comprehensive (loss) income, net of tax	($114,375)	$193,821

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	Quarter ended
	March 31,
(In thousands)	2009	2008

Underfunding of pension and postretirement benefit plans	($22,783)	—
Unrealized holding gains on securities available-for-sale arising during the period	(2,757)	($35,263)
Reclassification adjustment for (gains) losses included in net (loss) income	62,462	(901)
Unrealized net losses on cash flows hedges	618	1,869
Reclassification adjustment for losses included in net (loss) income	(748)	(589)

Income tax benefit (expense)	$36,792	($34,884)

Disclosure of accumulated other comprehensive loss:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Foreign currency translation adjustment	($38,948)	($39,068)	($34,369)

Underfunding of pension and postretirement benefit plans	(198,969)	(260,209)	(51,176)
Tax effect	76,858	99,641	20,108

Net of tax amount	(122,111)	(160,568)	(31,068)

Unrealized gains on securities available-for-sale	89,141	249,974	155,894
Tax effect	(15,913)	(75,618)	(42,114)

Net of tax amount	73,228	174,356	113,780

Unrealized losses on cash flows hedges	(3,469)	(4,297)	(7,184)
Tax effect	618	748	2,560

Net of tax amount	(2,851)	(3,549)	(4,624)

Accumulated other comprehensive (loss) income, net of tax	($90,682)	($28,829)	$43,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
(In thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	($52,522)	$103,290

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	17,049	18,711
Provision for loan losses	372,529	168,222
Amortization of intangibles	2,406	2,492
Amortization and fair value adjustments of servicing assets	5,257	15,404
Net gain on sale and valuation adjustments of investment securities	(176,146)	(47,940)
(Gains) losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(816)	3,020
Net gain on disposition of premises and equipment	(76)	(1,323)
Net loss (gain) on sale of loans and valuation adjustments on loans held-for-sale	13,073	(68,745)
Net amortization of premiums and accretion of discounts on investments	4,288	6,086
Net amortization of premiums and deferred loan origination fees and costs	10,021	13,190
Earnings from investments under the equity method	(3,493)	(4,194)
Stock options expense	132	284
Deferred income taxes, net of valuation	(50,497)	(34,815)
Net disbursements on loans held-for-sale	(317,338)	(716,848)
Acquisitions of loans held-for-sale	(113,360)	(76,474)
Proceeds from sale of loans held-for-sale	26,901	526,534
Net decrease in trading securities	212,367	134,437
Net decrease (increase) in accrued income receivable	14,039	(10,906)
Net decrease (increase) in other assets	52,769	(84,473)
Net decrease in interest payable	(13,936)	(21,075)
Net increase (decrease) in postretirement benefit obligation	868	(362)
Net increase in other liabilities	46,550	34,975

Total adjustments	102,587	(143,800)

Net cash provided by (used in) operating activities	50,065	(40,510)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(630,817)	105,483
Purchases of investment securities:
Available-for-sale	(2,939,134)	(120,932)
Held-to-maturity	(25,770)	(2,748,155)
Other	(17,701)	(88,720)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	363,863	1,067,689
Held-to-maturity	1,669	2,859,246
Other	13,355	53,147
Proceeds from sale of investment securities available-for-sale	3,546,944	8,477
Proceeds from sale of other investment securities	—	49,252
Net repayments (disbursements) on loans	340,619	(253,856)
Proceeds from sale of loans	278,481	1,585,375
Acquisition of loan portfolios	(4,883)	(1,394)
Mortgage servicing rights purchased	(327)	(2,215)
Acquisition of premises and equipment	(23,186)	(81,111)
Proceeds from sale of premises and equipment	2,807	13,255
Proceeds from sale of foreclosed assets	34,915	29,086

Net cash provided by investing activities	940,835	2,474,627

Cash flows from financing activities:
Net decrease in deposits	(396,730)	(1,346,959)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(669,611)	(946,572)
Net increase in other short-term borrowings	24,519	23,331
Payments of notes payable	(47,938)	(693,280)
Proceeds from issuance of notes payable	60,238	535,894
Dividends paid	(42,881)	(47,788)
Proceeds from issuance of common stock	—	5,269
Treasury stock acquired	(1)	(339)

Net cash used in financing activities	(1,072,404)	(2,470,444)

Net decrease in cash and due from banks	(81,504)	(36,327)
Cash and due from banks at beginning of period	784,987	818,825

Cash and due from banks at end of period	$703,483	$782,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Note: The Consolidated Statements of Cash Flows for the quarter ended March 31, 2009 and 2008 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Note 2 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
Note 3 — Discontinued Operations
Note 4 — Restrictions on Cash and Due from Banks and Certain Securities
Note 5 — Pledged Assets
Note 6 — Investment Securities Available-For-Sale
Note 7 — Investment Securities Held-to-Maturity
Note 8 — Mortgage Servicing Rights
Note 9 — Other Assets
Note 10 — Derivative Instruments and Hedging
Note 11 — Goodwill and Other Intangible Assets
Note 12 — Fair Value Measurement
Note 13 — Borrowings
Note 14 — Trust Preferred Securities
Note 15 — Stockholders’ Equity
Note 16 — Commitments, Contingencies and Guarantees
Note 17 — Other Service Fees
Note 18 — Pension and Postretirement Benefits
Note 19 — Restructuring Plans
Note 20 — Income Taxes
Note 21 — Stock-Based Compensation
Note 22 — (Loss) Earnings per Common Share
Note 23 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 24 — Segment Reporting
Note 25 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner for loan products. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the 2009 presentation, including retrospectively adjusting certain information of the consolidated statement of operations to present in a separate line item the results of discontinued operations from prior periods presented.
The statement of condition data as of December 31, 2008 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of March 31, 2009, December 31, 2008 and March 31, 2008 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2008, included in the Corporation’s 2008 Annual Report. The Corporation’s Form 10-K filed on March 2, 2009 incorporates by reference the 2008 Annual Report.
Note 2 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)” (“SFAS No. 141(R)”)
SFAS No. 141(R), issued in December 2007, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS No. 141(R) has not had a material effect on the consolidated financial statements of the Corporation as of March 31, 2009.

SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”)
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a significant impact on the Corporation’s consolidated financial statements.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”)
In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. The standard was adopted by the Corporation in the first quarter of 2009. Refer to Note 10 to the consolidated financial statements.
FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions"(“FSP 140-3”)
FSP FAS 140-3, issued by the FASB in February 2008, provides implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted FSP FAS 140-3 on January 1, 2009. The adoption of FAS 140-3 FSP did not have a significant impact on the Corporation’s consolidated financial statements for the first quarter of 2009.
FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets"(“FSP 142-3”)
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this FSP did not have a significant impact on the Corporation’s consolidated financial statements for the quarter ended March 31, 2009.
EITF 08-6 “Equity Method Investment Accounting Considerations"(“EITF 08-6”)
EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF 08-6 provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 in January 2009 did not have a significant impact on the Corporation’s consolidated financial statements.

FASB Staff Position FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”(“FSP FAS 132(R)-1”)
FSP FAS 132(R)-1 requires additional disclosures in the financial statements of employers who are subject to the disclosure requirements of FAS 132(R) as follows: (a) the investment allocation decision making process, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the fair value of each major category of plan assets, disclosed separately for pension plans and other postretirement benefit plans; (c) the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy in which the fair value measurements in their entirety fall; and (d) significant concentrations of risk within plan assets. Additional detailed information is required for each category above. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative periods. The Corporation will apply the new disclosure requirements commencing with the December 31, 2009 annual financial statements. This FSP impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP FAS 115-2 and FAS 124-2”)
FSP FAS 115-2 and FAS 124-2, issued in April 2009, eliminate the requirement for the entity to evaluate whether it has the intent and ability to hold an impaired security until maturity. Conversely, the new FSP requires the issuer to recognize an other-than-temporary impairment (“OTTI”) in the event that the entity intends to sell the impaired security or in the event that it is more likely than not that the entity will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in results of operations, with the remainder being recognized in other comprehensive income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. On adoption, the entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the security will not be required to be sold before recovery. The Corporation elected to adopt FSP FAS 115-2 and FAS 124-2 for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements, but it is not expected to be significant.
FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”(“FSP FAS 107-1 and APB 28-1”)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Prior to issuing this FSP, fair value for these assets and liabilities was only required for year-end disclosures. The Corporation will adopt FSP FAS 107-1 and APB 28-1 effective with the disclosures included into the consolidated financial statements for the quarter ended June 30, 2009. This FSP will only impact disclosure requirements and therefore will not impact the Corporation’s financial condition or results of operations.
FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”(“FSP FAS 157-4”)
FSP FAS 157-4, issued in April 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly. It reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 shall be applied prospectively and retrospective application is not permitted. This FSP will be effective for the

Corporation in the quarter ended June 30, 2009. The Corporation will be evaluating the potential impact of adopting this FSP.
SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”)
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
Note 3 — Discontinued Operations
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings in 2008 by selling substantially all assets and closing service branches and other units. As of March 31, 2009, the Corporation continues its plans to dispose of any remaining assets of PFH.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of March 31, 2009 and December 31, 2008 and as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Prior periods presented in the consolidated statement of operations, as well as note disclosures covering income and expense amounts included in the accompanying notes to the consolidated financial statements, were retrospectively adjusted for comparative purposes. The consolidated statement of condition and related amounts in the notes to the consolidated financial statements for the quarter ended March 31, 2008 do not reflect the reclassification of PFH’s assets / liabilities to discontinued operations.
Total assets of the PFH discontinued operations amounted to $12 million as of March 31, 2009, compared to $13 million as of December 31, 2008. PFH’s total assets amounted to $2.1 billion as of March 31, 2008, principally consisting of $1.3 billion in loans, of which $927 million were accounted at fair value pursuant to SFAS No. 159, and $338 million in deferred tax assets, $230 million in servicing advances and related assets, and $68 million in mortgage servicing rights. As disclosed in the 2008 Annual Report, the Corporation substantially sold these assets in late 2008. As of March 31, 2008, all loans and borrowings recognized at fair value pursuant to SFAS No. 159 pertained to the discontinued operations of PFH.
Assets held by the PFH discontinued operations as of March 31, 2009 consisted principally of $7 million in loans measured at fair value with an unpaid principal balance of $58 million.
The following table provides financial information for the discontinued operations for the quarter ended March 31, 2009 and 2008.

	Quarter ended
($ in millions)	March 31, 2009	March 31, 2008

Net interest income	$0.9	$21.4
Provision for loan losses	—	7.0
Non-interest income	1.8	43.2
Operating expenses	6.0	49.2
Loss on disposition during the period	—	—

Pre-tax (loss) income from discontinued operations	(3.3)	8.4
Income tax expense	6.6	4.4

(Loss) income from discontinued operations, net of tax	($9.9)	$4.0

Management took a series of actions in 2008 to downsize and eventually discontinue the PFH’s operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced execution in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans. The following sections provide information on the PFH restructuring plans.
PFH Discontinuance Restructuring Plan
During the quarter ended March 31, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

Restructuring
(In thousands)	costs

Quarter ended:
March 31, 2009	$895 (a)

Total	$895

(a)	Severance, retention bonuses and other employee benefits

As of March 31, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended March 31, 2009	—	895	895

Total	$3,916	$5,019	$8,935

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations for 2009 and 2008.
The following table presents the activity in the accrued balances for the PFH Discontinuance Plan during 2009.

Restructuring
(In thousands)	costs

Balance as of January 1, 2009	$3,428
Charges	895
Cash payments	(1,711)

Balance as of March 31, 2009	$2,612

PFH continues to employ 99 FTEs that are primarily providing loan portfolio servicing to affiliated companies and other FTEs that have been retained for a transition period. Additional restructuring costs could be incurred during 2009, but these are not expected to be significant to the Corporation’s results of operations.
PFH Branch Network Restructuring Plan
The PFH Branch Network Restructuring Plan resulted from the closure of Equity One’s consumer service branches during the first quarter of 2008. The Corporation did not incur and does not expect to incur additional restructuring costs related to the PFH Branch Network Restructuring Plan for the year 2009.

The following table presents the activity in the accrued balances for the PFH Branch Network Restructuring Plan during 2009.

Restructuring
(In thousands)	costs

Balance as of January 1, 2009	$1,879
Charges	—
Cash payments	(734)

Balance as of March 31, 2009	$1,145

Note 4 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $694 million as of March 31, 2009 (December 31, 2008 — $684 million; March 31, 2008 — $655 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, the Corporation may be required to establish a special reserve account for the benefit of brokerage customers of its broker-dealer subsidiary, which may consist of securities segregated in the special reserve account. There were no reserve requirements as of March 31, 2009 and March 31, 2008 (December 31, 2008 — securities with a market value of $0.3 million). These securities as of December 31, 2008 were classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Regulatory Act, as of March 31, 2009, December 31, 2008, and March 31, 2008, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of March 31, 2009, December 31, 2008 and March 31, 2008, the Corporation maintained restricted cash of $2 million as collateral for the line of credit. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of March 31, 2009, the Corporation had restricted cash of $2 million (December 31, 2008 — $3 million; March 31, 2008 — $4 million) to support a letter of credit related to a service settlement agreement.
At March 31, 2009 and December 31, 2008, the Corporation had $10 million in cash equivalents restricted as to usage for the potential payment of obligations contained in a loan sales agreement until November 3, 2009.
Note 5 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Investment securities available-for-sale, at fair value	$1,975,253	$2,470,591	$2,808,803
Investment securities held-to-maturity, at amortized cost	225,770	100,000	—
Loans held-for-sale measured at lower of cost or market value	41,231	35,764	38,553
Loans measured at fair value pursuant to SFAS No. 159	—	—	193,781
Loans held-in-portfolio	7,837,478	8,101,999	7,586,260

	$10,079,732	$10,708,354	$10,627,397

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 6 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of March 31, 2009, December 31, 2008 and March 31, 2008 were as follows:

	AS OF MARCH 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$29,859	$2,561	—	$32,420
Obligations of U.S. Government sponsored entities	1,578,821	78,041	—	1,656,862
Obligations of Puerto Rico, States and political subdivisions	104,006	407	$5,168	99,245
Collateralized mortgage obligations	1,792,623	19,654	50,257	1,762,020
Mortgage-backed securities	3,122,403	49,197	885	3,170,715
Equity securities	13,053	34	3,772	9,315
Others (corporate bonds)	234,332	744	1,415	233,661

	$6,875,097	$150,638	$61,497	$6,964,238

	AS OF DECEMBER 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$456,551	$45,567	—	$502,118
Obligations of U.S. Government sponsored entities	4,539,778	267,230	—	4,807,008
Obligations of Puerto Rico, States and political subdivisions	104,157	348	$3,515	100,990
Collateralized mortgage obligations	1,716,985	9,926	71,195	1,655,716
Mortgage-backed securities	837,461	14,866	3,822	848,505
Equity securities	19,581	61	9,492	10,150

	$7,674,513	$337,998	$88,024	$7,924,487

	AS OF MARCH 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$463,769	$18,219	—	$481,988
Obligations of U.S. Government sponsored entities	4,582,861	154,438	—	4,737,299
Obligations of Puerto Rico, States and political subdivisions	102,378	728	$1,894	101,212
Collateralized mortgage obligations	1,366,306	7,299	24,686	1,348,919
Mortgage-backed securities	956,964	8,000	6,390	958,574
Equity securities	28,550	884	704	28,730
Others	2,786	—	—	2,786

	$7,503,614	$189,568	$33,674	$7,659,508

The following table shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31 2009, December 31, 2008 and March 31, 2008.

	AS OF MARCH 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$42,415	$324	$42,091
Collateralized mortgage obligations	272,367	6,510	265,857
Mortgage-backed securities	36,601	280	36,321
Equity securities	7,907	3,713	4,194
Others	53,287	1,415	51,872

	$412,577	$12,242	$400,335

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,143	$4,844	$39,299
Collateralized mortgage obligations	631,516	43,747	587,769
Mortgage-backed securities	82,371	605	81,766
Equity securities	1,808	59	1,749

	$759,838	$49,255	$710,583

	Total
	Amortized	Gross Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$86,558	$5,168	$81,390
Collateralized mortgage obligations	903,883	50,257	853,626
Mortgage-backed securities	118,972	885	118,087
Equity securities	9,715	3,772	5,943
Others	53,287	1,415	51,872

	$1,172,415	$61,497	$1,110,918

	AS OF DECEMBER 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$34,795	$303	$34,492
Collateralized mortgage obligations	544,783	28,589	516,194
Mortgage-backed securities	109,298	676	108,622
Equity securities	19,541	9,480	10,061

	$708,417	$39,048	$669,369

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,011	$3,212	$40,799
Collateralized mortgage obligations	553,202	42,606	510,596
Mortgage-backed securities	206,472	3,146	203,326
Equity securities	29	12	17

	$803,714	$48,976	$754,738

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$78,806	$3,515	$75,291
Collateralized mortgage obligations	1,097,985	71,195	1,026,790
Mortgage-backed securities	315,770	3,822	311,948
Equity securities	19,570	9,492	10,078

	$1,512,131	$88,024	$1,424,107

	AS OF MARCH 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$20,343	$22	$20,321
Collateralized mortgage obligations	628,360	16,343	612,017
Mortgage-backed securities	144,912	1,803	143,109
Equity securities	13,654	704	12,950

	$807,269	$18,872	$788,397

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$49,662	$1,872	$47,790
Collateralized mortgage obligations	176,527	8,343	168,184
Mortgage-backed securities	319,054	4,587	314,467

	$545,243	$14,802	$530,441

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$70,005	$1,894	$68,111
Collateralized mortgage obligations	804,887	24,686	780,201
Mortgage-backed securities	463,966	6,390	457,576
Equity securities	13,654	704	12,950

	$1,352,512	$33,674	$1,318,838

The unrealized loss positions of available-for-sale securities as of March 31, 2009 are primarily associated with collateralized mortgage obligations (“CMOs”). Federal agency CMOs and private label CMOs represented 92% and 8%, respectively, of the CMOs portfolio available-for-sale as of March 31, 2009. The securities that made up the private label component of the CMO portfolio available-for-sale are each rated AAA by either Moody’s and/or Standard & Poor’s rating agencies. None of the securities are on negative watch or outlook, nor have their ratings changed from their respective issuance dates. The carrying value of the private label CMOs available-for-sale as of March 31, 2009 was approximately $138 million, net of unrealized losses of $35 million. The losses related primarily to adjustable rate mortgages with lower coupons. In addition to verifying the credit ratings for the private label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates. All of these CMOs securities were found to be in good credit condition. Since no observable credit quality issues were present in the Corporation’s CMOs as of March 31, 2009, and management has the intent and ability to hold the CMOs for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments, management considered the unrealized losses to be temporary.
As of March 31, 2009, “Obligations of Puerto Rico, States and political subdivisions” include approximately $45 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) in the Corporation’s investment securities portfolios. The rating on these bonds by Moody’s Investors Service (“Moody’s”) is Ba1, one notch below investment grade, while Standard & Poor’s (“S&P”) rates them as investment grade. As of March 31, 2009, these Appropriation Bonds represented approximately $5 million in net unrealized losses in the Corporation’s investment securities portfolios. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
Proceeds from the sale of investment securities available-for-sale during the quarter ended March 31, 2009 were $3.5 billion. Gross realized gains on the sale of securities available-for-sale amounted to $182.7 million for the quarter ended March 31, 2009. There were no securities sold at a loss during the quarter ended March 31, 2009.
During the three months ended March 31, 2009, the Corporation recognized through earnings approximately $6.6 million in losses in equity securities classified as available-for-sale that management considered to be other-than-temporarily impaired.
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

	March 31, 2009		December 31, 2008		March 31, 2008
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,226,321	$1,239,608	$1,198,645	$1,197,648	$1,156,383	$1,158,103
FHLB	1,466,561	1,540,697	4,389,271	4,651,249	4,725,045	4,875,028
Freddie Mac	909,344	915,635	884,414	875,493	794,885	790,067

Note 7 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of March 31, 2009, December 31, 2008 and March 31, 2008 were as follows:

	AS OF MARCH 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$25,770	—	$54	$25,716
Obligations of Puerto Rico, States and political subdivisions	283,389	$125	4,384	279,130
Collateralized mortgage obligations	236	—	13	223
Others	9,499	12	—	9,511

	$318,894	$137	$4,451	$314,580

	AS OF DECEMBER 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$1,499	$1	—	$1,500
Obligations of Puerto Rico, States and political subdivisions	284,670	974	$5,624	280,020
Collateralized mortgage obligations	244	—	13	231
Others	8,334	49	—	8,383

	$294,747	$1,024	$5,637	$290,134

	AS OF MARCH 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$288,601	—	$8	$288,593
Obligations of Puerto Rico, States and political subdivisions	74,918	$1,369	53	76,234
Collateralized mortgage obligations	283	—	16	267
Others	11,101	114	3	11,212

	$374,903	$1,483	$80	$376,306

The following table shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009, December 31, 2008 and March 31, 2008:

	AS OF MARCH 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$25,770	$54	$25,716
Obligations of Puerto Rico, States and political subdivisions	145,224	1,724	143,500
Others	250	—	250

	$171,244	$1,778	$169,466

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,645	$2,660	$20,985
Collateralized mortgage obligations	236	13	223
Others	250	—	250

	$24,131	$2,673	$21,458

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$25,770	$54	$25,716
Obligations of Puerto Rico, States and political subdivisions	168,869	4,384	164,485
Collateralized mortgage obligations	236	13	223
Others	500	—	500

	$195,375	$4,451	$190,924

	AS OF DECEMBER 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$135,650	$5,452	$130,198
Others	250	—	250

	$135,900	$5,452	$130,448

		12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$9,535	$172	$9,363
Collateralized mortgage obligations	244	13	231
Others	250	—	250

	$10,029	$185	$9,844

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$145,185	$5,624	$139,561
Collateralized mortgage obligations	244	13	231
Others	500	—	500

	$145,929	$5,637	$140,292

	AS OF MARCH 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$38,601	$8	$38,593
Obligations of Puerto Rico, States and political subdivisions	10,555	53	10,502
Others	250	1	249

	$49,406	$62	$49,344

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$283	$16	$267
Others	1,000	2	998

	$1,283	$18	$1,265

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$38,601	$8	$38,593
Obligations of Puerto Rico, States and political subdivisions	10,555	53	10,502
Collateralized mortgage obligations	283	16	267
Others	1,250	3	1,247

	$50,689	$80	$50,609

Management believes that the unrealized losses in the held-to-maturity portfolio as of March 31, 2009 are temporary. The Corporation’s management has the intent and ability to hold these investments until maturity.
Note 8 — Mortgage Servicing Rights
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations.
Classes of mortgage servicing rights were determined based on the different markets or types of assets being serviced. The Corporation recognizes the servicing rights of its banking subsidiaries that are related to residential mortgage loans as a class of servicing rights. The mortgage servicing rights (“MSRs”) are measured at fair value. Prior to November 2008, PFH also held servicing rights to residential mortgage loan portfolios. These servicing rights were sold in the fourth quarter of 2008. The MSRs are segregated between loans serviced by the Corporation’s banking subsidiaries and by PFH. PFH no longer services third-party loans due to the discontinuance of the business. Fair value determination is performed on a subsidiary basis, with assumptions varying in accordance with the types of assets or markets served.
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

The following tables present the changes in MSRs measured using the fair value method for the three months ended March 31, 2009 and March 31, 2008.

Residential MSRs
(In thousands)	Banking subsidiaries

Fair value at January 1, 2009	$176,034
Purchases	327
Servicing from securitizations or asset transfers	5,719
Changes due to payments on loans (1)	(3,582)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,203)

Fair value as of March 31, 2009	$177,295

(1)	Represents changes due to collection / realization of expected cash flows over time.

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	2,215	—	2,215
Servicing from securitizations or asset transfers	4,720	—	4,720
Changes due to payments on loans (1)	(2,876)	(7,277)	(10,153)
Changes in fair value due to changes in valuation model inputs or assumptions	847	(5,497)	(4,650)

Fair value as of March 31, 2008	$115,518	$68,238	$183,756

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $17.6 billion as of March 31, 2009 (December 31, 2008 — $17.6 billion; March 31, 2008 — $20.4 billion, including $8.8 billion by the PFH discontinued operations).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, representing changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the Corporation’s continuing operations amounted to $11.7 million for the quarter ended March 31, 2009 (March 31, 2008 — $7.2 million). The banking subsidiaries receive average annual servicing fees based on a percentage of the outstanding loan balance. In the first quarter of 2009, those weighted average servicing fees were 0.27% for mortgage loans serviced (March 31, 2008 — 0.26%). Under these servicing agreements, the banking subsidiaries do not earn significant prepayment penalty fees on the underlying loans serviced.
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
During the quarter ended March 31, 2009, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $335 million in principal balance outstanding. Losses of approximately $585 thousand were realized on these transactions during the quarter ended March 31, 2009.

Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended March 31, 2009 and year ended December 31, 2008 were:

	March 31, 2009	December 31, 2008

Prepayment speed	8.2%	11.6%
Weighted average life	12.2 years	8.6 years
Discount rate (annual rate)	10.9%	11.3%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows:

	Originated MSRs
(In thousands)	March 31, 2009	December 31, 2008

Fair value of retained interests	$99,397	$104,614
Weighted average life	9.6 years	10.2 years
Weighted average prepayment speed (annual rate)	10.5%	9.9%
Impact on fair value of 10% adverse change	($4,074)	($4,734)
Impact on fair value of 20% adverse change	($7,763)	($8,033)
Weighted average discount rate (annual rate)	12.53%	11.46%
Impact on fair value of 10% adverse change	($4,296)	($3,769)
Impact on fair value of 20% adverse change	($8,125)	($6,142)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	March 31, 2009	December 31, 2008

Fair value of retained interests	$77,898	$71,420
Weighted average life of collateral	7.8 years	7.0 years
Weighted average prepayment speed (annual rate)	12.9%	14.4%
Impact on fair value of 10% adverse change	($4,309)	($3,880)
Impact on fair value of 20% adverse change	($7,510)	($7,096)
Weighted average discount rate (annual rate)	11.9%	10.6%
Impact on fair value of 10% adverse change	($3,648)	($2,277)
Impact on fair value of 20% adverse change	($6,238)	($4,054)

The sensitivity analyses presented in the tables above for servicing rights are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.
As of March 31, 2009, the Corporation serviced $4.8 billion (December 31, 2008 — $4.9 billion; March 31, 2008 — $3.4 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. At March 31, 2009, the Corporation had recorded $128 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2008 — $61 million; March 31, 2008 — $51 million).
Note 9 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Net deferred tax assets (net of valuation allowance)	$364,499	$357,507	$694,431
Bank-owned life insurance program	226,695	224,634	217,589
Prepaid expenses	121,293	136,236	175,207
Derivative assets	100,809	109,656	82,285
Investments under the equity method	94,691	92,412	103,418
Trade receivables from brokers and counterparties	46,533	1,686	412,878
Securitization advances and related assets	—	—	229,994
Others	222,558	193,466	194,873

Total	$1,177,078	$1,115,597	$2,110,675

Note: Other assets from discontinued operations as of March 31, 2009 and December 31, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

Note 10 — Derivative Instruments and Hedging
Refer to Note 33 to the consolidated financial statements included in the 2008 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities during the first quarter of 2009.
The use of derivatives is incorporated as part of the Corporation’s overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest income is not, on a material basis, adversely affected by movements in interest rates. The Corporation uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. As a result of interest rate fluctuations, hedged fixed and variable interest rate assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management.
By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $5.6 million negative adjustment as a result of the credit risk of the counterparty as of March 31, 2009. In the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivative liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled. The derivative liabilities include a $3.7 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of March 31, 2009.
Certain of the Corporation’s derivative instruments contain provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Corporation’s debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a liability position as of March 31, 2009, was $98 million for which the Corporation posted collateral of $91 million in the normal course of business. If the credit risk related contingent features underlying these agreements were triggered on March 31, 2009, the Corporation would be required to post an additional $2 million of collateral to its counterparties.
Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding as of March 31, 2009 and December 31, 2008 were as follows:

As of March 31, 2009
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition		Condition
(In thousands)	Amount	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Forward commitments	$192,200	Other Assets	$7	Other Liabilities	$1,593
Interest rate swaps	200,000	—	—	Other Liabilities	1,883

Total derivatives designated as hedging instruments under SFAS No. 133	$392,200		$7		$3,476

Derivatives not designated as hedging instruments under SFAS No. 133:

Forward contracts	$353,800	Trading Account Securities	$5	Other Liabilities	$4,352
Interest rate swaps associated with:
— swaps with corporate clients	1,041,715	Other Assets	97,840	—	—
— swaps offsetting position of corporate clients’ swaps	1,041,715	—	—	Other Liabilities	99,580
Foreign currency and exchange rate commitments with clients	1,005	Other Assets	15	Other Liabilities	185
Foreign currency and exchange rate commitments with counterparty	1,000	Other Assets	187	Other Liabilities	12
Interest rate caps	128,267	Other Assets	20	—	—
Interest rate caps for benefit of corporate clients	128,267	—	—	Other Liabilities	20
Indexed options on deposits	185,907	Other Assets	2,740	—	—
Bifurcated embedded options	162,765	—	—	Other Liabilities	3,700

Total derivatives not designated as hedging instruments under SFAS No. 133	$3,044,441		$100,807		$107,849

Total derivative assets and liabilities	$3,436,641		$100,814		$111,325

As of December 31, 2008
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition		Condition
(In thousands)	Amount	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Forward commitments	$112,500	Other Assets	$6	Other Liabilities	$2,255
Interest rate swaps	200,000	—	—	Other Liabilities	2,380

Total derivatives designated as hedging instruments under SFAS No. 133	$312,500		$6		$4,635

Derivatives not designated as hedging instruments under SFAS No. 133:
Forward contracts	$272,301	Trading Account Securities	$38	Other Liabilities	$4,733
Interest rate swaps associated with:
— swaps with corporate clients	1,038,908	Other Assets	100,668	—	—
— swaps offsetting position of corporate clients’ swaps	1,038,908	—	—	Other Liabilities	98,437
Foreign currency and exchange rate commitments with clients	377	Other Assets	18	Other Liabilities	15
Foreign currency and exchange rate commitments with counterparty	373	Other Assets	16	Other Liabilities	16
Interest rate caps	128,284	Other Assets	89	—	—
Interest rate caps for benefit of corporate clients	128,284	—	—	Other Liabilities	89
Indexed options on deposits	208,557	Other Assets	8,821	—	—
Bifurcated embedded options	178,608	—	—	Other Liabilities	8,584

Total derivatives not designated as hedging instruments under SFAS No. 133	$2,994,600		$109,650		$111,874

Total derivative assets and liabilities	$3,307,100		$109,656		$116,509

Cash Flow Hedges
The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These securities are hedging a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 79 days.
The Corporation also has an interest rate swap contract to convert floating rate debt to fixed rate debt with the objective of minimizing the exposure to changes in cash flows due to changes in interest rates. This interest rate swap has a remaining maturity of 6 days.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item which the hedged item is recorded and in the same period in which the forecasted transaction affects earnings, as presented in the table below:

As of March 31, 2009
Classification of
				Gain (Loss)	Amount of Gain
		Classification in		Recognized in	(Loss) Recognized
	Amount of	the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	($1,586)	Trading account profit (loss)	($1,917)	Trading account profit (loss)	—
Interest rate swaps	—	Interest expense	(497)	—	—

Total cash flow hedges	($1,586)		($2,414)		—

OCI — “Other Comprehensive Income”
AOCI — “Accumulated Other Comprehensive Income”

Non-Hedging Activities
For the quarter ended March 31, 2009, the Corporation recognized a loss of $12.4 million related to its non-hedging derivatives, as detailed in the table below.

	Quarter ended March 31, 2009
	Classification of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
(In thousands)	Derivatives	Derivatives

Forward contracts	Trading account profit	($8,052)
Interest rate swap contracts	Other operating income	(3,970)
Foreign currency and exchange rate commitments	Interest expense	1
Foreign currency and exchange rate commitments	Other operating income	9
Indexed options	Interest expense	(1,216)
Bifurcated embedded options	Interest expense	877

Total		($12,351)

Forward Contracts
The Corporation has forward contracts to sell mortgage-backed securities with terms lasting less than a month, which are accounted for as trading derivatives. Changes in their fair value are recognized in trading gains and losses.
Interest Rates Swaps and Foreign Currency and Exchange Rate Commitments
In addition to using derivative instruments as part of its interest rate risk management strategy, the Corporation also utilizes derivatives, such as interest rate swaps and foreign exchange contracts, in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures. Market value changes on these swaps and other derivatives are recognized in income in the period of change.
Interest Rate Caps
The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions thus minimizing its market and credit risks.

Note 11 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008, allocated by reportable segments, were as follows (refer to Note 24 for the definition of the Corporation’s reportable segments):

2009
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2009	acquired	adjustments	Other	March 31, 2009

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	—	$31,729
Consumer and Retail Banking	117,000	—	$1	—	117,001
Other Financial Services	8,330	—	(103)	—	8,227
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$648	—	$606,440

2008
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2008	acquired	adjustments	Other	March 31, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	($115)	—	$35,256
Consumer and Retail Banking	136,407	—	(564)	—	135,843
Other Financial Services	8,621	—	—	$3	8,624
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	46,125	—	700	(21)	46,804

Total Popular, Inc.	$630,761	—	$21	($18)	$630,764

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments in the EVERTEC reportable segment for the quarter ended March 31, 2009 and 2008 were related to contingency payments.
As of March 31, 2009, other than goodwill, the Corporation had $6 million of identifiable intangibles with indefinite useful lives (December 31, 2008 — $6 million; March 31, 2008 — $17 million).
The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2009		December 31, 2008		March 31, 2008
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$65,380	$25,846	$65,379	$24,130	$66,040	$24,490

Other customer relationships	8,816	4,792	8,839	4,585	10,396	4,583

Other intangibles	2,980	2,020	3,037	1,725	8,165	5,766

Total	$77,176	$32,658	$77,255	$30,440	$84,601	$34,839

During the quarter ended March 31, 2009, the Corporation recognized $2.4 million, in amortization expense related to other intangible assets with definite lives (March 31, 2008 — $2.5 million).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)

Remaining 2009	$7,038
Year 2010	7,681
Year 2011	6,992
Year 2012	5,972
Year 2013	5,784
Year 2014	5,146
Note 12 — Fair Value Measurement
SFAS No. 157 “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2— Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3— Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.
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
The Corporation adopted the provisions of SFAS No, 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009.

Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and 2008:

	At March 31, 2009
				Balance as
				of March
(In millions)	Level 1	Level 2	Level 3	31, 2009

Assets

Continuing Operations
Investment securities available-for-sale	$5	$6,923	$36	$6,964
Trading account securities	—	413	284	697
Derivatives	—	101	—	101
Mortgage servicing rights	—	—	177	177
Discontinued Operations
Loans measured at fair value pursuant to SFAS No. 159	—	—	5	5

Total	$5	$7,437	$502	$7,944

Liabilities

Continuing Operations
Derivatives	—	($111)	—	($111)

Total	—	($111)	—	($111)

	At March 31, 2008
				Balance as
				of March
(In millions)	Level 1	Level 2	Level 3	31, 2008

Assets

Continuing Operations
Investment securities available-for-sale	$24	$7,594	$39	$7,657
Trading account securities	—	282	245	527
Derivatives	—	82	—	82
Mortgage servicing rights	—	—	116	116
Discontinued Operations
Residual interests — available-for-sale	—	—	3	3
Residual interests — trading	—	—	35	35
Mortgage servicing rights	—	—	68	68
Loans measured at fair value pursuant to SFAS No. 159)	—	—	927	927

Total	$24	$7,958	$1,433	$9,415

Liabilities

Continuing Operations
Derivatives	—	($90)	—	($90)
Discontinued Operations
Derivatives	—	(5)	—	(5)
Notes payable measured at fair value pursuant to SFAS No. 159	—	—	($186)	(186)

Total	—	($95)	($186)	($281)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2009 and 2008:

	Quarter ended March 31, 2009
							Changes in
							unrealized
							gains
							(losses)
							included in
					Purchases,		earnings
					sales,		related to
				Increase	issuances,		assets and
			Gains (losses)	(decrease)	settlements,		liabilities
	Balance	Gains	included in	in accrued	paydowns		still held
	as of	(losses)	other	interest	and	Balance as	as of
	January 1,	included in	comprehensive	receivable	maturities	of March	March 31,
(In millions)	2009	earnings	income	/ payable	(net)	31, 2009	2009

Assets

Continuing Operations
Investment securities available-for-sale	$37	—	—	—	($1)	$36	—
Trading account securities	300	$2	—	—	(18)	284	$3	(a)
Mortgage servicing rights	176	(5)	—	—	6	177	(1	)(c)
Discontinued Operations
Loans measured at fair value (SFAS No. 159)	5	1	—	—	(1)	5	—	(b)

Total	$518	($2)	—	—	($14)	$502	$2

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “(Loss) income from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

	Quarter ended March 31, 2008
							Changes in
							unrealized
							gains
							(losses)
							included in
					Purchases,		earnings
					sales,		related to
				Increase	issuances,		assets and
			Gains (losses)	(decrease)	settlements,		liabilities
	Balance	Gains	included in	in accrued	paydowns		still held
	as of	(losses)	other	interest	and	Balance as	as of
	January 1,	included in	comprehensive	receivable	maturities	of March	March 31,
(In millions)	2008	earnings	income	/ payable	(net)	31, 2008	2008

Assets

Continuing Operations
Investment securities available-for-sale	$39	—	$1	—	($1)	$39	— (a)
Trading account securities	233	$2	—	—	10	245	$2 (b)
Mortgage servicing rights	111	(2)	—	—	7	116	1 (d)
Discontinued Operations
Residual interests — available-for-sale	4	(1)	—	—	—	3	— (c)
Residual interests — trading	40	(3)	—	—	(2)	35	(8) (c)
Mortgage servicing rights	81	(13)	—	—	—	68	(6) (c)
Loans measured at fair value (SFAS No. 159)	987	(2)	—	($1)	(57)	927	8 (c)

Total	$1,495	($19)	$1	($1)	($43)	$1,433	($3)

Liabilities

Discontinued Operations
Notes payable measured at fair value (SFAS No. 159)	($201)	($1)	—	—	$16	($186)	($1) (c)

Total	($201)	($1)	—	—	$16	($186)	($1)

a)	Gains (losses) are included in “Net gain on sale and valuation adjustments of investment securities” in the statement of operations

b)	Gains (losses) are included in “Trading account profit” in the statement of operations

c)	Gains (losses) are included in “(Loss) income from discontinued operations, net of tax” in the statement of operations

d)	Gains (losses) are included in “Other service fees” in the statement of operations.

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended March 31, 2009 and 2008.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2009 and 2008 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended March 31, 2009
		Change in unrealized gains
		(losses) relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Continuing Operations
Other service fees	($5)	($1)
Trading account profit	2	3
Discontinued Operations
(Loss) income from discontinued operations, net of tax	1	—

Total	($2)	$2

	Quarter ended March 31, 2008
		Change in unrealized gains
		(losses) relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Continuing Operations
Other service fees	($2)	$1
Trading account profit	2	2
Discontinued Operations
(Loss) income from discontinued operations, net of tax	(20)	(7)

Total	($20)	($4)

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. The adjustments to fair value usually result from the application of lower of cost or market accounting, identification of impaired loans requiring specific reserves under SFAS No. 114, or write-downs of individual assets. The following table presents financial and non-financial assets that were subject to a fair value measurement on a non-recurring basis during the quarters ended March 31, 2009 and 2008 and which were still included in the consolidated statement of condition as of March 31, 2009 and 2008. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

Carrying value as of March 31, 2009
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans (1)	—	—	$430	$430
Loans held-for-sale (2)	—	—	18	18
Other real estate owned (3)	—	—	30	30
Other foreclosed assets (3)	—	—	6	6
Discontinued Operations
Loans held-for-sale (2)	—	—	2	2
Other real estate owned (3)	—	—	1	1

Total	—	—	$487	$487

(1)	Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Carrying value as of March 31, 2008
Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans (1)	—	—	$51	$51

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments presented in Note 12 do not represent management’s estimate of the underlying value of the Corporation.
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S. agency securities. The fair value of U.S. agency securities is based on an active exchange market and on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from local broker dealers. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These investment securities are classified as Level 2.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1.

•	Corporate securities and mutual funds: Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently or are in distress are classified as Level 3.

•	Corporate bonds: Quoted prices for these security types are obtained from an active exchange market for similar instruments and are based on terms and conditions, liquidity, live market data, benchmark curves and bid-ask spreads. These corporate bonds are classified as Level 2.
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are exchange-traded, such as futures and options, or are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives are classified as Level 2. The non-performance risk is determined using internally-developed models that consider the collateral held, the remaining term, and the creditworthiness of the entity that bears the risk, and uses available public data or internally-developed data related to current spreads that denote their probability of default.
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
Loans held-in-portfolio considered impaired under SFAS No. 114 that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118). Currently, the associated loans considered impaired are classified as Level 3.
Loans measured at fair value pursuant to lower of cost or fair value adjustments
Loans measured at fair value on a nonrecurring basis pursuant to lower of cost or fair value were priced based on bids received from potential buyers, secondary market prices, and discounting cash flow models which incorporate internally-developed assumptions for prepayments and credit loss estimates. These loans were classified as Level 3.
Other real estate owned and other foreclosed assets
Other real estate owned includes real estate properties securing mortgage, consumer, and commercial loans. Other foreclosed assets include automobiles securing auto loans. Foreclosed assets are measured at the lower of their carrying amount or fair value less estimated costs to sell. Fair value may be determined using an external appraisal, broker price opinion or an internal valuation. These foreclosed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.

Note 13 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Federal funds purchased	—	$144,471	$175,000
Assets sold under agreements to repurchase	$2,881,997	3,407,137	4,315,693

	$2,881,997	$3,551,608	$4,490,693

Other short-term borrowings consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Advances with the FHLB paying interest at maturity at fixed rates ranging from 1.93% to 2.45%	—	—	$1,110,000
Advances under credit facilities with other institutions at fixed rates ranging from 3.40% to 4.94%	—	—	191,000
Unsecured borrowings with private investors at fixed rates ranging from 0.35% to 3.125%	$28,128	$3,548	—
Term notes purchased paying interest at maturity at fixed rates ranging from 2.25% to 5.00%	—	—	57,807
Term funds purchased paying interest at maturity at fixed rates ranging from 2.95% to 3.09%	—	—	165,000
Other	1,325	1,386	1,503

	$29,453	$4,934	$1,525,310

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Advances with the FHLB:
— with maturities ranging from 2010 through 2015 paying interest at monthly fixed rates ranging from 1.48% to 5.06% (March 31, 2008 — 2.51% to 6.98%)	$1,108,986	$1,050,741	$932,385
— maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	20,000	20,000	—
Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.30% over the 3-month LIBOR rate	—	—	110,000
Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100
Term notes with maturities ranging from 2009 to 2013 paying interest semiannually at fixed rates ranging from 4.70% to 7.50% (March 31, 2008 — 3.88% to 6.85%)	961,122	995,027	2,026,059
Term notes with maturities ranging from 2009 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	3,233	3,777	6,116
Term notes with maturities ranging from 2009 through 2011 paying interest quarterly at a floating rate of 0.40% to 3.75% (March 31, 2008 — 0.40%) over the 3-month LIBOR rate	425,537	435,543	199,764
Secured borrowings at fair value paying interest monthly at fixed rates ranging from 6.04% to 7.04%	—	—	38,000
Secured borrowings at fair value paying interest monthly at floating rates ranging from 2.65% to 4.50% over the 1-month LIBOR rate	—	—	148,171
Notes linked to the S&P 500 Index maturing in 2008	—	—	34,002
Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 14)	849,672	849,672	849,672
Other	27,413	28,903	29,071

	$3,399,063	$3,386,763	$4,376,340

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of March 31, 2009 and March 31, 2008, respectively, were as follows: 1-month LIBOR rate = 0.50% and 2.70%; 3-month LIBOR rate = 1.19% and 2.69%; 10-year U.S. Treasury note = 2.67% and 3.41%.

The holders of $25 million of certain of the Corporation’s fixed-rate notes and $250 million of the Corporation’s floating rate notes have the right to require the Corporation to purchase the notes on each quarterly interest payment date beginning in March 2010. These notes were issued by the Corporation in 2008 and mature in 2011, subject to the right of investors to require their earlier repurchase by the Corporation. Refer to the subsequent events below for information regarding certain additional repurchase rights granted during the second quarter of 2009 to certain investors.
Subsequent events
Included in the table above is $350 million in senior long-term debt with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades affected by one of the major rating agencies in April 2009, the cost of the senior debt will increase prospectively by an additional 75 basis points. The senior debt consists of term notes of $75 million with a fixed rate of 7.50% as of March 31, 2009, $25 million with a fixed rate of 7.16% as of March 31, 2009 and $250 million in term notes with floating rates at 3-month LIBOR plus 3.75% as of March 31, 2009. These term notes mature in 2011.

On September 10, 2008, the Corporation issued $250 million of its Floating Rate Notes due 2011 in a private offering to certain institutional investors pursuant to Rule 144A under the Securities Act of 1933. The Floating Rate Notes bear interest at a rate of 3-month LIBOR plus 4.50% (after adjustments due to Popular’s senior debt rating downgrades) and mature on September 12, 2011. The interest rate on the Floating Rate Notes is subject to adjustment based on changes in the senior debt rating of Popular, Inc. and the holders of Floating Rate Notes have the right to require the Corporation to purchase the Floating Rate Notes, in whole or in part, on each quarterly interest payment date beginning on March 2010 at a price of 100% of the principal amount of the Floating Rate Notes purchased. On May 8, 2009, the Corporation entered into agreements with two of the investors that hold an aggregate amount of $175 million of Floating Rate Notes, which grant to these investors an additional right to require the Corporation to repurchase the Floating Rate Notes held by such investors, in whole or in part, on each of June 30, 2009, September 30, 2009, and December 31, 2009, at a price equal to 99% of the principal amount of the Floating Rate Notes purchased.
Note 14 — Trust Preferred Securities
As of March 31, 2009 and 2008, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts follows:

(In thousands)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II

Issuance date	February 1997	October 2003	September 2004	November 2004
Capital securities	$144,000	$300,000	$250,000	$130,000
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$4,640	$9,279	$7,732	$4,021
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)

(a)	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150 million. The Corporation had reacquired $6 million of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.

The capital securities of Popular Capital Trust I and Popular Capital Trust II are traded on the NASDAQ under the symbols “BPOPN” and “BPOPM”, respectively.
Note 15 — Stockholders’ Equity
On February 19, 2009, the Board of Directors of the Corporation resolved to retire 13,597,261 shares of the Corporation’s common stock, $6 par value per share, that were held by the Corporation as treasury shares. It is the Corporation’s accounting policy to account, at retirement, for the excess of the cost of the treasury stock over its par value entirely to surplus. The impact of the retirement is depicted in the accompanying Consolidated Statement of Changes in Stockholders’ Equity.
The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s preferred stock outstanding as of March 31, 2009 consists of:
•	6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2003 Series A Preferred Stock amounted to $3.0 million for each of the quarters ended March 31, 2009 and 2008.

•	8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2008 Series B Preferred Stock amounted to $8.3 million for the quarter ended March 31, 2009.

•	Fixed rate cumulative perpetual preferred stock, Series C, $1,000 liquidation preference per share issued to the U.S. Department of Treasury (“U.S. Treasury”) in December 2008, under the Capital Purchase Program established by the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”). The Corporation also issued to the U.S. Treasury a warrant to purchase 20,932,836 shares of Popular’s common stock at an exercise price of $6.70 per share, which continues outstanding in full as of March 31, 2009.

The shares of Series C Preferred Stock qualify as Tier I regulatory capital and pay cumulative dividends quarterly (February 15, May 15, August 15 and November 15) at a rate of 5% per annum for the first five years, and 9% per annum thereafter. In February 2009, the Corporation paid cash dividends on the Series C Preferred Stock amounting to $9.1 million.
Refer to the 2008 Annual Report for details on the terms of each class of preferred stock.
During the quarter ended March 31, 2009, cash dividends of $0.08 per common share outstanding amounting to $22.6 million were paid to shareholders of the Corporation’s common stock (March 31, 2008 — $0.16 per common share or $44.8 million). Dividends declared on the Corporation’s common stock amounted to $0.02 per common share outstanding or $5.6 million for the quarter ended March 31, 2009 and are payable in April 2009 (March 31, 2008 — $0.16 per common share or $44.9 million).
The dividends paid to holders of the Corporation’s preferred stock must be declared by the Corporation’s Board of Directors. On a regular basis, the Board reviews various factors when considering the payment of dividends on the Corporation’s outstanding preferred stock, including its capital levels, recent and projected financial results and liquidity. The Board is not obligated to declare dividends and, except for the Series C Preferred Stock issued under the TARP Capital Purchase Program, dividends do not accumulate in the event they are not paid.

The Corporation’s common stock ranks junior to all series of preferred stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation. All series of preferred stock are pari passu. Dividends on each series of preferred stock are payable if declared. The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of the Corporation to pay dividends in the future is limited by TARP requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Corporation, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of March 31, 2009 (December 31, 2008 — $392 million; March 31, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarter ended March 31, 2009 and 2008.
Subsequent event
At the Annual Meeting of Stockholders of Popular, Inc. held on May 1st, 2009, the stockholders approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Corporation from 470,000,000 shares to 700,000,000 shares.
At the annual meeting, the stockholders also approved an amendment to the Corporation’s Certificate of Incorporation to decrease the par value of the common stock of the Corporation from $6 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock will have no effect on the total dollar value of the Corporation’s stockholders’ equity. As of March 31, 2009, the par value of the Corporation’s common stock is reflected in the consolidated statement of condition by an amount equal to the number of shares of common stock issued and outstanding multiplied by the par value of $6.00. Upon filing the amendment to the Corporation’s Certificate of Incorporation to decrease the par value of the common stock from $6.00 per share to $0.01 par value per share, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (additional paid-in capital). This reclassification from common stock to surplus will be reflected prospectively commencing with the consolidated statement of condition as of June 30, 2009. There will be no other effect on the Corporation’s financial statements.
Note 16 — Commitments, Contingencies and Guarantees
Commercial letters of credit and stand-by letters of credit amounted to $18 million and $189 million, respectively, as of March 31, 2009 (December 31, 2008 — $19 million and $181 million; March 31, 2008 — $15 million and $172 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of March 31, 2009, the Corporation recorded a liability of $0.7 million (December 31, 2008 - $0.7 million; March 31, 2008 — $0.6 million), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.

The Corporation securitizes mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may sell loans subject to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties. Generally, the Corporation retains the right to service the loans when securitized or sold with credit recourse.
As of March 31, 2009, the Corporation serviced $4.8 billion (December 31, 2008 — $4.9 billion and March 31, 2008 — $3.4 billion) in residential mortgage loans with credit recourse or other servicer-provided credit enhancement. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party investor. The maximum potential amount of future payments that the Corporation would be required to make under the agreement in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the mortgage loan, thus, historically, the losses associated to these guarantees had not been significant. As of March 31, 2009, the Corporation had reserves of approximately $15 million (December 31, 2008 — $14 million and March 31, 2008 — $6 million) to cover the estimated credit loss exposure. At March 31, 2009, the Corporation also serviced $12.8 billion (December 31, 2008 — $12.7 billion and March 31, 2008 — $17.0 billion) in mortgage loans without recourse or other servicer-provided credit enhancement. Although the Corporation may, from time to time, be required to make advances to maintain a regular flow of scheduled interest and principal payments to investors, including special purpose entities, this does not represent an insurance against losses. These loans serviced are mostly insured by FHA, VA, and others, or the certificates arising in securitization transactions may be covered by a funds guaranty insurance policy.
As disclosed in the 2008 Annual Report, during 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of PFH. Generally, the primary indemnifications included:
•	Indemnification for breaches of certain key representations and warranties, including corporate authority, due organization, required consents, no liens or encumbrances, compliance with laws as to origination and servicing, no litigation relating to violation of consumer lending laws, and absence of fraud.

•	Indemnification for breaches of all other representations including general litigation, general compliance with laws, ownership of all relevant licenses and permits, compliance with the seller’s obligations under the pooling and servicing agreements, lawful assignment of contracts, valid security interest, good title and all files and documents are true and complete in all material respects, among others.
Certain of the representations and warranties covered under these indemnifications expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. In the event of a breach of a representation, the Corporation may be required to repurchase the loan. The indemnifications outstanding as of March 31, 2009 do not require the repurchase of loans under credit recourse obligations. As of March 31, 2009, the Corporation has an indemnification reserve of approximately $15 million for potential future claims under the indemnity clauses (December 31, 2008 — $16 million), which is reported as part of Liabilities from discontinued operations in the consolidated statement of condition. If there is a breach of a representation or warranty, the Corporation may be required to repurchase the loan and bear any subsequent loss related to the loan. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. In addition, the Corporation has agreed to restrict $10 million in cash or cash equivalents for a period of one year expiring in November 2009 to cover any such obligations related to the major sale transaction that involved the sale of loans representing approximately $1.0 billion in principal balance during 2008.
During the quarter ended March 31, 2009, the Corporation sold a lease financing portfolio of approximately $0.3 billion. In conjunction with this sale, the Corporation recognized an indemnification reserve of approximately $11.8 million to provide for any losses on the breach of certain representations and warranties included in the sale agreement. This reserve is included as part of other liabilities in the consolidated statement of condition.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $1.7 billion as of March 31, 2009 (December 31, 2008 — $1.7 billion and March 31, 2008 — $3.1 billion). In addition, as of March 31, 2009, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2008 and March 31, 2008 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. Refer to Note 14 to the consolidated financial statements for further information.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 17 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories that exceed one percent of the aggregate of total interest income plus non-interest income for the quarters ended:

	March 31,
(In thousands)	2009	2008

Debit card fees	$26,373	$25,370
Credit card fees and discounts	24,005	27,244
Processing fees	13,408	12,385
Insurance fees	12,004	12,406
Other fees	22,743	25,825

Total	$98,533	$103,230

Note 18 — Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary benefit pension plans for regular employees of certain of its subsidiaries.
In February 2009, BPPR’s non-contributory defined pension and benefit restoration plans (“the Plans”) were frozen with regards to all future benefit accruals after April 30, 2009. This action was taken by the Corporation to generate significant cost savings in light of the severe economic downturn and decline in the Corporation’s financial performance; this measure will be reviewed periodically as economic conditions and the Corporation’s financial situation improve. The pension obligation and the assets were remeasured as of February 28, 2009. The impact of the plans’ curtailment was included in the first quarter of 2009 as disclosed in the table below.
The components of net periodic pension cost for the quarters ended March 31, 2009 and 2008 were as follows:

	Pension Plans		Benefit Restoration Plans

	March 31,		March 31,
(In thousands)	2009	2008	2009	2008

Service cost	$2,443	$2,315	$225	$182
Interest cost	8,547	8,611	444	461
Expected return on plan assets	(6,877)	(10,169)	(318)	(420)
Amortization of prior service cost	44	67	(8)	(13)
Amortization of net loss	4,183	—	313	171

Net periodic cost	8,340	824	656	381
One-time settlement gain	—	—	—	—
Curtailment loss (gain)	820	—	(341)	—

Total cost	$9,160	$824	$315	$381

The Plans experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increase in net periodic pension cost, shown above, for the three months ended March 31, 2009 versus the same period in 2008 was primarily due to the amortization of actuarial loss into pension expense and a lower expected return on plan assets.
For the three months ended March 31, 2009, contributions made to the pension and restoration plans amounted to approximately $0.4 million. The total contributions expected to be paid during the year 2009 for the pension and restoration plans amount to approximately $18.2 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2009 and 2008 were as follows:

	Quarters ended
	March 31,
(In thousands)	2009	2008

Service cost	$549	$485
Interest cost	2,026	1,967
Amortization of prior service cost	(261)	(262)

Total net periodic cost	$2,314	$2,190

For the three months ended March 31, 2009, contributions made to the postretirement benefit plan amounted to approximately $0.9 million. The total contributions expected to be paid during the year 2009 for the postretirement benefit plan amount to approximately $6.1 million.
Note 19 — Restructuring Plans
As indicated in the 2008 Annual Report, on October 17, 2008, the Board of Directors of Popular, Inc. approved two restructuring plans for the BPNA reportable segment. The objective of the restructuring plans is to improve profitability in the short-term, increase liquidity and lower credit costs and, over time, achieve a greater integration with corporate functions in Puerto Rico.
BPNA Restructuring Plan
The restructuring plan for BPNA’s banking operations (the “BPNA Restructuring Plan’”) contemplates the following measures: closing, consolidating or selling approximately 40 underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the aforementioned branch and balance sheet initiatives. The Corporation expects to complete the BPNA Restructuring Plan by mid-2009. The following table details the expenses recognized during the quarter ended March 31, 2009 that were associated with this particular restructuring plan.

(In thousands)	March 31, 2009

Personnel costs	$2,920	(a)
Other operating expenses	453	(b)

Total	$3,373

(a)	Severance, retention bonuses and other benefits

(b)	Impairment on long-lived assets

As of March 31, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	Costs	Total

Year ended December 31, 2008	$5,481	$14,195	$19,676
Quarter ended March 31, 2009	453	2,920	3,373

Total	$5,934	$17,115	$23,049

The following table presents the activity in the reserve for restructuring costs associated with the BPNA Restructuring Plan.

(In thousands)	March 31, 2009

Balance as of January 1, 2009	$10,852
Charges	3,373
Payments made during the quarter	(4,585)

Balance as of March 31, 2009	$9,640

The reserve balances at March 31, 2009 were mostly related to lease terminations.
Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $10 million.
E-LOAN 2008 Restructuring Plan
The E-LOAN 2008 Restructuring Plan involved E-LOAN ceasing to operate as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. As part of the 2008 plan, all operational and support functions are being transferred to BPNA and EVERTEC. The 2008 E-LOAN Restructuring Plan is expected to be completed by mid-2009.
The following table details the expenses recognized during the quarter ended March 31, 2009 that were associated with the E-LOAN 2008 Restructuring Plan.

(In thousands)	March 31, 2009

Personnel costs	$1,818	(a)

Total restructuring costs	$1,818

(a)	Severance, retention bonuses and other benefits

As of March 31, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on long-lived assets	Restructuring
(In thousands)	and trademark	Costs	Total

Year ended December 31, 2008	$18,867	$3,131	$21,998
Quarter ended March 31, 2009	—	1,818	1,818

Total	$18,867	$4,949	$23,816

The following table presents the activity in the reserve for restructuring costs associated with the E-LOAN 2008 Restructuring Plan for the quarter ended March 31, 2009.

(In thousands)

Balance as of January 1, 2009	$3,015
Charges	1,818
Payments made during the quarter	(1,528)

Balance at March 31, 2009	$3,305

Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $2 million.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.
Note 20 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

	Quarter ended
	March 31,	March 31,
(In millions)	2009	2008

Balance as of beginning of year	$45.2	$22.2
Additions for tax positions during the quarter	1.7	1.4
Reductions as a result of settlements	(0.6)	—

Balance as of end of quarter	$46.3	$23.6

As of March 31, 2009, the related accrued interest approximated $5.4 million (March 31, 2008 — $3.2 million). Management determined that as of March 31, 2009 and 2008 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $44.7 million as of March 31, 2009 (March 31, 2008 — $22.3 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of March 31, 2009, the following years remain subject to examination in the U.S. Federal jurisdiction - 2007 and thereafter; and in the Puerto Rico jurisdiction — 2003 and thereafter. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2007. As of March 31, 2009, the IRS has not proposed any adjustment as a result of the audit. Although the outcomes of the tax audits are uncertain, the Corporation believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	March 31,	December 31,
(In thousands)	2009	2008

Deferred tax assets:
Tax credits available for carryforward and other credits available	$11,666	$74,676
Net operating losses carryforward available	685,896	670,326
Deferred compensation	1,999	2,628
Postretirement and pension benefits	128,157	149,027
Deferred loan origination fees	8,131	8,603
Allowance for loan losses	454,846	368,690
Deferred gains	17,782	18,307
Unearned income	499	600
Unrealized losses on derivatives	255	500
Intercompany deferred gains	8,344	11,263
SFAS. No 159 — Fair value option	13,140	13,132
Other temporary differences	34,984	34,223

Total gross deferred tax assets	1,365,699	1,351,975

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	21,980	21,017
Deferred loan origination costs	11,113	11,228
Accelerated depreciation	9,364	9,348
Unrealized net gain on trading and available-for-sale securities	27,555	78,761
Other temporary differences	17,046	13,232

Total gross deferred tax liabilities	87,058	133,586

Gross deferred tax assets less liabilities	1,278,641	1,218,389
Less: Valuation allowance	915,693	861,018

Net deferred tax assets	$362,948	$357,371

SFAS No.109 states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. SFAS No. 109 provides that the realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. SFAS No.109 requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended March 31, 2009. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused the Corporation to conclude that it will not be able to realize the related deferred tax assets in the future. As of March 31, 2009, the Corporation’s U.S. mainland operations’ deferred tax assets amounted to $902 million with a valuation allowance of $916 million. The additional valuation allowance of $14 million is related to a deferred tax liability on the indefinite-lived intangible assets, mainly at BPNA. Management will reassess the realization of the deferred tax assets each reporting period.
Note 21 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan

(the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect at March 31, 2009 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of March 31, 2009:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,461,849	$15.83	3.49	1,461,849	$15.83
$19.25 - $27.20	1,476,657	$25.22	5.23	1,380,779	$25.09

$14.39 - $27.20	2,938,506	$20.55	4.37	2,842,628	$20.33

The aggregate intrinsic value of options outstanding as of March 31, 2009 was $0.2 million (March 31, 2008 — $3.8 million). There was no intrinsic value of options exercisable as of March 31, 2009 and 2008.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2008	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(40,842)	26.29
Expired	(85,507)	19.67

Outstanding as of December 31, 2008	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(19,819)	24.85
Expired	(7,518)	27.20

Outstanding as of March 31, 2009	2,938,506	$20.55

The stock options exercisable as of March 31, 2009 totaled 2,842,628 (March 31, 2008 — 2,751,500). There were no stock options exercised during the quarters ended March 31, 2009 and 2008. Thus, there was no intrinsic value of options exercised during the quarters ended March 31, 2009 and 2008.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2008 and 2009.

For the quarter ended March 31, 2009, the Corporation recognized $0.1 million of stock option expense, with a tax benefit of $56 thousand (March 31, 2008 — $0.3 million, with a tax benefit of $0.1 million). The total unrecognized compensation cost as of March 31, 2009 related to non-vested stock option awards was $0.4 million and is expected to be recognized over a weighted-average period of 1 year.
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
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	303,686	$22.37
Granted	—	—
Vested	(50,648)	20.33
Forfeited	(4,699)	19.95

Non-vested as of December 31, 2008	248,339	$22.83
Granted	—	—
Vested	(77,900)	22.28
Forfeited	(247)	19.95

Non-vested as of March 31, 2009	170,192	$23.09

During the quarters ended March 31, 2009 and 2008, no shares of restricted stock were awarded to management under the Incentive Plan corresponding to the performance of 2008 and 2007.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant will receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of March 31, 2009, 23,299 (March 31, 2008 — 1,069) shares have been granted under this plan to terminated employees.
During the quarter ended March 31, 2009, the Corporation recognized $0.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $68 thousand (March 31, 2008 — $0.9 million, with a tax benefit of $0.3 million). The fair market value of the restricted stock vested was $1.7 million at grant date and

$0.3 million at vesting date. This triggers a shortfall of $1.4 million that was recorded as an additional income tax expense since the Corporation does not have any surplus due to windfalls. During this period, the Corporation recognized a credit of $0.1 million of performance shares expense, with an income tax expense of $78 thousand due to the reversal of the 2008 Grant (March 31, 2008 — $0.4 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of March 31, 2009 was $9.7 million and is expected to be recognized over a weighted-average period of 2.10 years.
The following table summarizes the restricted stock under the Incentive Plan and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	—	—
Granted	56,025	10.75
Vested	(56,025)	10.75
Forfeited	—	—

Non-vested as of December 31, 2008	—	—
Granted	22,311	2.62
Vested	(22,311)	2.62
Forfeited	—	—

Non-vested as of March 31, 2009	—	—

During the quarter ended March 31, 2009, the Corporation granted 22,311 (March 31, 2008 — 3,422) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $47 thousand (March 31, 2008 — $115 thousand, with a tax benefit of $45 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2009 for directors was $59 thousand.
Note 22 — (Loss) Earnings per Common Share
The computation of (loss) earnings per common share (“EPS”) follows:

	Quarter ended
	March 31,

(In thousands, except share information)	2009	2008

Net (loss) income from continuing operations	($42,576)	$99,239
Net (loss) income from discontinued operations	(9,946)	4,051
Less: Preferred stock dividends	22,916	2,978
Less: Preferred stock discount amortization	1,762	—

Net (loss) income applicable to common stock	($77,200)	$100,312

Average common shares outstanding	281,834,434	280,254,814
Average potential common shares	—	—

Average common shares outstanding — assuming dilution	281,834,434	280,254,814

Basic and diluted EPS from continuing operations	($0.24)	$0.33
Basic and diluted EPS from discontinued operations	(0.03)	0.03

Basic and diluted EPS	($0.27)	$0.36

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants and stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2009, there were 2,938,506 weighted average antidilutive stock options outstanding (March 31, 2008 — 3,079,580). Additionally, the Corporation has outstanding 20,932,836 warrants issued to purchase shares of common stock, which have an antidilutive effect as of March 31, 2009.
Note 23 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the three-month period are listed in the following table:

(In thousands)	March 31, 2009	March 31, 2008

Non-cash activities:
Loans transferred to other real estate	$30,631	$22,757
Loans transferred to other property	9,897	10,937

Total loans transferred to foreclosed assets	40,528	33,694
Transfers from loans held-in-portfolio to loans held-for-sale	732	122,886
Transfers from loans held-for-sale to loans held-in-portfolio	16,174	28,573
Loans securitized into investment securities (a)	311,104	321,168
Recognition of mortgage servicing rights on securitizations or asset transfers	5,719	4,720
Treasury stock retired	207,139	—

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.

Note 24 — Segment Reporting
The Corporation’s corporate structure consists of three reportable segments — Banco Popular de Puerto Rico, Banco Popular North America and EVERTEC. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 3 to the consolidated financial statements, the operations of Popular Financial Holdings, which were considered a reportable segment in March 2008, were discontinued in the third quarter of 2008. Also, a corporate group has been defined to support the reportable segments. The Corporation retrospectively adjusted information in the statements of operations for the quarter ended March 31, 2008 to exclude results from discontinued operations and to conform them to the March 31, 2009 presentation.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of March 31, 2009, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.
•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Mortgage and Popular Finance. This latter subsidiary ceased originating loans during the fourth quarter of 2008 and was merged into BPPR in early 2009. Popular Auto focuses on auto and lease financing, while

Popular Mortgage focuses principally in residential mortgage loan originations. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.
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
Banco Popular North America:
Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of BPNA’s strategic plan. BPNA operates through a retail branch network in the U.S. mainland, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN were ceased during the fourth quarter of 2008. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.
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
For segment reporting purposes, the impact of recording the valuation allowance on deferred tax assets of the U.S. operations was assigned to each legal entity within PNA (including PNA holding company as an entity) based on each entity’s net deferred tax asset at December 31, 2008 and March 31, 2009, except for PFH. The impact of recording the valuation allowance at PFH was allocated among continuing and discontinued operations. The portion attributed to the continuing operations was based on PFH’s net deferred tax asset balance at January 1, 2008. The valuation allowance on deferred taxes, as it relates to the operating losses of PFH for the year 2008 and quarter ended March 31, 2009, was assigned to the discontinued operations.
The tax impact in results of operations for PFH attributed to the recording of the valuation allowance assigned to continuing operations was included as part of the Corporate group for segment reporting purposes since it does not relate to any of the legal entities of the BPNA reportable segment. PFH is no longer considered a reportable segment.
The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
The results of operations included in the tables below for the quarters ended March 31, 2009 and 2008 exclude the results of operations of the discontinued business of PFH. Segment assets as of March 31, 2009 also exclude the assets of the discontinued operations.

2009
For the quarter ended March 31, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$216,162	$76,520	($245)	—
Provision for loan losses	151,334	221,195	—	—
Non-interest income	310,821	3,771	61,528	($36,269)
Amortization of intangibles	1,284	911	211	—
Depreciation expense	10,155	2,847	3,479	(18)
Other operating expenses	187,483	77,847	42,600	(36,169)
Income tax (benefit) expense	(3,084)	(9,033)	5,112	(32)

Net income (loss)	$179,811	($213,476)	$9,881	($50)

Segment Assets	$24,720,327	$12,214,139	$243,289	($68,609)

For the quarter ended March 31, 2009

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$292,437	($20,217)	$266	$272,486
Provision for loan losses	372,529	—	—	372,529
Non-interest income (loss)	339,851	(3,595)	(1,525)	334,731
Amortization of intangibles	2,406	—	—	2,406
Depreciation expense	16,463	586	—	17,049
Other operating expenses	271,761	14,950	(1,969)	284,742
Income tax benefit	(7,037)	(20,173)	277	(26,933)

Net loss	($23,834)	($19,175)	$433	($42,576)

Segment Assets	$37,109,146	$6,222,909	($5,634,663)	$37,697,392

2008
For the quarter ended March 31, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$244,672	$95,440	($235)	—
Provision for loan losses	102,479	58,717	—	—
Non-interest income	177,686	53,822	69,710	($37,663)
Amortization of intangibles	743	1,515	234	—
Depreciation expense	10,467	3,594	3,710	(18)
Other operating expenses	187,329	90,674	48,263	(37,505)
Income tax expense (benefit)	22,512	(3,265)	5,506	(54)

Net income (loss)	$98,828	($1,973)	$11,762	($86)

Segment Assets	$26,741,251	$12,743,671	$240,216	($110,499)

For the quarter ended March 31, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$339,877	($4,470)	$352	$335,759
Provision for loan losses	161,196	40	—	161,236
Non-interest income	263,555	2,742	(1,546)	264,751
Amortization of intangibles	2,492	—	—	2,492
Depreciation expense	17,753	584	—	18,337
Other operating expenses	288,761	15,701	(1,996)	302,466
Income tax expense (benefit)	24,699	(8,274)	315	16,740

Net income (loss)	$108,531	($9,779)	$487	$99,239

Segment Assets	$39,614,639	$8,178,137 (a)	($5,971,177)	$41,821,599

(a)	Includes $2,065 million in assets from PFH.

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2009
For the quarter ended March 31, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$74,495	$138,279	$3,220	$168	$216,162
Provision for loan losses	94,863	56,471	—	—	151,334
Non-interest income	77,042	213,031	20,990	(242)	310,821
Amortization of intangibles	76	1,032	176	—	1,284
Depreciation expense	5,070	4,753	332	—	10,155
Other operating expenses	49,955	123,195	14,387	(54)	187,483
Income tax (benefit) expense	(24,505)	18,527	2,899	(5)	(3,084)

Net income	$26,078	$147,332	$6,416	($15)	$179,811

Segment Assets	$10,500,488	$17,839,568	$517,035	($4,136,764)	$24,720,327

2008
For the quarter ended March 31, 2008

					Total
	Commercial	Consumer and	Other Financial		Banco Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	de Puerto Rico

Net interest income	$93,358	$148,390	$2,787	$137	$244,672
Provision for loan losses	56,868	45,611	—	—	102,479
Non-interest income	25,401	127,681	24,630	(26)	177,686
Amortization of intangibles	30	572	141	—	743
Depreciation expense	3,527	6,627	313	—	10,467
Other operating expenses	47,029	123,059	17,303	(62)	187,329
Income tax (benefit) expense	(530)	19,377	3,581	84	22,512

Net income	$11,835	$80,825	$6,079	$89	$98,828

Segment Assets	$11,583,207	$19,299,029	$689,414	($4,830,399)	$26,741,251

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2009
For the quarter ended March 31, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$70,914	$5,269	$337	$76,520
Provision for loan losses	186,552	34,643	—	221,195
Non-interest income (loss)	8,869	(5,074)	(24)	3,771
Amortization of intangibles	911	—	—	911
Depreciation expense	2,535	312	—	2,847
Other operating expenses	69,944	7,903	—	77,847
Income tax benefit	(1,410)	(7,623)	—	(9,033)

Net loss	($178,749)	($35,040)	$313	($213,476)

Segment Assets	$12,730,112	$715,761	($1,231,734)	$12,214,139

2008
For the quarter ended March 31, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$88,467	$6,646	$327	$95,440
Provision for loan losses	32,281	26,436	—	58,717
Non-interest income	45,923	8,004	(105)	53,822
Amortization of intangibles	1,065	450	—	1,515
Depreciation expense	3,113	481	—	3,594
Other operating expenses	72,994	17,677	3	90,674
Income tax expense (benefit)	9,120	(12,462)	77	(3,265)

Net income (loss)	$15,817	($17,932)	$142	($1,973)

Segment Assets	$13,002,164	$1,167,297	($1,425,790)	$12,743,671

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended
	March 31,	March 31,
(In thousands)	2009	2008

Banco Popular de Puerto Rico:
Commercial Banking	($1)	$479
Consumer and Retail Banking	(2)	1,109
Other Financial Services	(68)	(33)
Banco Popular North America:
Banco Popular North America	11	(1,584)
E-LOAN	—	(627)
EVERTEC	(36,209)	(37,007)

Total intersegment revenues from continuing operations	($36,269)	($37,663)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

Geographic Information	Quarter ended
	March 31,	March 31,
(In thousands)	2009	2008

Revenues (1)
Puerto Rico	$507,130	$422,602
United States	59,083	145,918
Other	41,004	31,990

Total consolidated revenues from continuing operations	$607,217	$600,510

(1)	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Selected Balance Sheet Information: (1)
Puerto Rico
Total assets	$24,067,736	$24,886,736	$25,537,660
Loans	14,979,412	15,160,033	15,724,666
Deposits	16,659,788	16,737,693	16,495,197
Mainland United States
Total assets	$12,499,283	$12,713,357	$14,981,418
Loans	9,862,219	10,417,840	11,485,471
Deposits	9,428,140	9,662,690	9,208,348
Other
Total assets	$1,130,373	$1,270,089	$1,302,521
Loans	704,561	691,058	721,089
Deposits (2)	1,061,839	1,149,822	1,263,169

(1)	Does not include balance sheet information of the discontinued operations for the periods ended March 31, 2009 and December 31, 2008.

(2)	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 25 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of March 31, 2009, December 31, 2008 and March 31, 2008, and the results of their operations and cash flows for the periods ended March 31, 2009 and 2008.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., Popular FS, LLC and E-LOAN, Inc.; and

•	EVERTEC USA, Inc.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of March 31, 2009, BPPR could have declared a dividend of approximately $82 million (December 31, 2008 — $32 million; March 31, 2008 — $75 million) without the approval of the Federal Reserve Board. As of March 31, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2008 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,100	$64	$7,685	$696,327	($1,693)	$703,483
Money market investments	39,801	41,301	233,420	1,423,560	(312,611)	1,425,471
Investment securities available-for-sale, at fair value	436,513	4,502		6,523,223		6,964,238
Investment securities held-to-maturity, at amortized cost	455,770	1,250		291,874	(430,000)	318,894
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	195,195		222,013
Trading account securities, at fair value				696,647		696,647
Investment in subsidiaries	2,493,412	106,585	1,305,682		(3,905,679)
Loans held-for-sale measured at lower of cost or fair value				308,206		308,206

Loans held-in-portfolio	512,600			25,364,875	(521,722)	25,355,753
Less — Unearned income				117,767		117,767
Allowance for loan losses	60			1,057,065		1,057,125

	512,540			24,190,043	(521,722)	24,180,861

Premises and equipment, net	21,392		127	602,693		624,212
Other real estate	74			95,699		95,773
Accrued income receivable	1,921	115	2,483	140,129	(2,534)	142,114
Servicing assets				181,095		181,095
Other assets	29,218	68,640	21,253	1,085,813	(27,846)	1,177,078
Goodwill				606,440		606,440
Other intangible assets	554			50,313		50,867
Assets from discontinued operations				12,036		12,036

	$4,006,720	$222,458	$1,583,042	$37,099,293	($5,202,085)	$37,709,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,374,001	($1,635)	$4,372,366
Interest bearing				23,050,212	(272,811)	22,777,401

				27,424,213	(274,446)	27,149,767
Federal funds purchased and assets sold under agreements to repurchase				2,921,797	(39,800)	2,881,997
Other short-term borrowings	$37,549		$10,302	501,324	(519,722)	29,453
Notes payable at cost	793,300		1,445,031	1,162,732	(2,000)	3,399,063
Subordinated notes				430,000	(430,000)
Other liabilities	43,957	$115	49,189	1,042,136	(30,584)	1,104,813
Liabilities from discontinued operations				12,421		12,421

	874,806	115	1,504,522	33,494,623	(1,296,552)	34,577,514

Stockholders’ equity:
Preferred stock	1,485,287					1,485,287
Common stock	1,692,209	3,961	2	52,318	(56,281)	1,692,209
Surplus	487,661	2,301,193	2,184,964	4,291,726	(8,769,089)	496,455
Accumulated deficit	(442,561)	(2,030,846)	(2,097,149)	(697,357)	4,816,558	(451,355)
Accumulated other comprehensive loss, net of tax	(90,682)	(51,965)	(9,297)	(42,017)	103,279	(90,682)

	3,131,914	222,343	78,520	3,604,670	(3,905,533)	3,131,914

	$4,006,720	$222,458	$1,583,042	$37,099,293	($5,202,085)	$37,709,428

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2008
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$2	$89	$7,668	$777,994	($766)	$784,987
Money market investments	89,694	40,614	450,246	794,521	(580,421)	794,654
Trading account securities, at fair value				645,903		645,903
Investment securities available-for-sale, at fair value	188,893	5,243		7,730,351		7,924,487
Investment securities held-to-maturity, at amortized cost	431,499	1,250		291,998	(430,000)	294,747
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	190,849		217,667
Investment in subsidiaries	2,611,053	324,412	1,348,241		(4,283,706)
Loans held-for-sale measured at lower of cost or fair value				536,058		536,058

Loans held-in-portfolio	827,284		12,800	25,885,773	(868,620)	25,857,237
Less — Unearned income				124,364		124,364
Allowance for loan losses	60			882,747		882,807

	827,224		12,800	24,878,662	(868,620)	24,850,066

Premises and equipment, net	22,057		128	598,622		620,807
Other real estate	47			89,674		89,721
Accrued income receivable	1,033	474	1,861	204,955	(52,096)	156,227
Servicing assets				180,306		180,306
Other assets	35,664	64,881	21,532	995,550	(2,030)	1,115,597
Goodwill				605,792		605,792
Other intangible assets	554			52,609		53,163
Assets from discontinued operations				12,587		12,587

	$4,222,145	$436,964	$1,854,868	$38,586,431	($6,217,639)	$38,882,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,294,221	($668)	$4,293,553
Interest bearing				23,747,393	(490,741)	23,256,652

				28,041,614	(491,409)	27,550,205

Federal funds purchased and assets sold under agreements to repurchase	$44,471			3,596,817	(89,680)	3,551,608
Other short-term borrowings	42,769		$500	828,285	(866,620)	4,934
Notes payable at cost	793,300		1,488,942	1,106,521	(2,000)	3,386,763
Subordinated notes				430,000	(430,000)
Other liabilities	73,241	$117	68,490	1,008,427	(53,937)	1,096,338
Liabilities from discontinued operations				24,557		24,557

	953,781	117	1,557,932	35,036,221	(1,933,646)	35,614,405

Stockholders’ equity:
Preferred stock	1,483,525					1,483,525
Common stock	1,773,792	3,961	2	52,318	(56,281)	1,773,792
Surplus	613,085	2,301,193	2,184,964	4,050,514	(8,527,877)	621,879
Accumulated deficit	(365,694)	(1,797,175)	(1,865,418)	(585,705)	4,239,504	(374,488)
Treasury stock, at cost	(207,515)			(377)	377	(207,515)
Accumulated other comprehensive (loss) income, net of tax	(28,829)	(71,132)	(22,612)	33,460	60,284	(28,829)

	3,268,364	436,847	296,936	3,550,210	(4,283,993)	3,268,364

	$4,222,145	$436,964	$1,854,868	$38,586,431	($6,217,639)	$38,882,769

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$3,982	$226	$405	$782,101	($4,216)	$782,498
Money market investments	63,503	34,300	12,057	901,229	(109,860)	901,229
Investment securities available-for-sale, at fair value		23,354		7,636,154		7,659,508
Investment securities held-to-maturity, at amortized cost	456,488	1,250		347,165	(430,000)	374,903
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	225,339		252,157
Trading account securities, at fair value				561,857		561,857
Investment in subsidiaries	2,701,524	389,630	1,562,260		(4,653,414)
Loans held-for-sale measured at lower of cost or fair value				447,097		447,097
Loans measured at fair value pursuant to SFAS No. 159				926,820		926,820

Loans held-in-portfolio	862,917		1,655,075	26,747,207	(2,523,075)	26,742,124
Less — Unearned income				184,815		184,815
Allowance for loan losses	60			579,319		579,379

	862,857		1,655,075	25,983,073	(2,523,075)	25,977,930

Premises and equipment, net	23,255		131	616,454		639,840
Other real estate				85,277		85,277
Accrued income receivable	879	117	8,729	215,198	(9,469)	215,454
Servicing assets				188,558		188,558
Other assets	37,133	64,473	61,442	1,976,673	(29,046)	2,110,675
Goodwill				630,764		630,764
Other intangible assets	554			66,478		67,032

	$4,164,600	$513,351	$3,312,491	$41,590,237	($7,759,080)	$41,821,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,258,043	($4,158)	$4,253,885
Interest bearing				22,747,286	(34,457)	22,712,829

				27,005,329	(38,615)	26,966,714
Federal funds purchased and assets sold under agreements to repurchase				4,566,095	(75,402)	4,490,693
Other short-term borrowings	$140,000	$75	$124,807	2,299,503	(1,039,075)	1,525,310
Notes payable at cost	477,302		2,744,195	2,452,672	(1,484,000)	4,190,169
Notes payable at fair value				186,171		186,171
Subordinated notes				430,000	(430,000)
Other liabilities	75,578	59	78,474	874,709	(37,998)	990,822

	692,880	134	2,947,476	37,814,479	(3,105,090)	38,349,879

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,765,097	3,961	2	51,619	(55,582)	1,765,097
Surplus	565,547	851,193	734,964	2,809,595	(4,390,751)	570,548
Retained earnings (accumulated deficit)	1,118,090	(306,908)	(369,618)	832,906	(161,381)	1,113,089
Accumulated other comprehensive income (loss), net of tax	43,719	(35,029)	(333)	82,130	(46,768)	43,719
Treasury stock, at cost	(207,608)			(492)	492	(207,608)

	3,471,720	513,217	365,015	3,775,758	(4,653,990)	3,471,720

	$4,164,600	$513,351	$3,312,491	$41,590,237	($7,759,080)	$41,821,599

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$40,625				($40,625)
Loans	1,558		$7	$401,531	(1,328)	$401,768
Money market investments	75	$296	2,126	3,134	(2,498)	3,133
Investment securities	10,879	35	223	69,361	(7,015)	73,483
Trading account securities				10,808		10,808

	53,137	331	2,356	484,834	(51,466)	489,192

INTEREST EXPENSE:
Deposits				150,459	(2,420)	148,039
Short-term borrowings	70		41	21,980	(1,388)	20,703
Long-term debt	12,814		22,944	19,506	(7,300)	47,964

	12,884		22,985	191,945	(11,108)	216,706

Net interest income (loss)	40,253	331	(20,629)	292,889	(40,358)	272,486
Provision for loan losses				372,529		372,529

Net interest income (loss) after provision for loan losses	40,253	331	(20,629)	(79,640)	(40,358)	(100,043)
Service charges on deposit accounts				53,741		53,741
Other service fees				99,321	(788)	98,533
Net (loss) gain on sale and valuation adjustments of investment securities		(6,589)		182,735		176,146
Trading account profit				6,823		6,823
Loss on sale of loans and valuation adjustments on loans held-for-sale				(13,813)		(13,813)
Other operating income (loss)	8	3,568	(408)	10,871	(738)	13,301

	40,261	(2,690)	(21,037)	260,038	(41,884)	234,688

OPERATING EXPENSES:
Personnel costs:
Salaries	5,248	92		99,983		105,323
Pension, profit sharing and other benefits	2,404	20		37,544		39,968

	7,652	112		137,527		145,291
Net occupancy expenses	654	8	1	25,778		26,441
Equipment expenses	760		2	25,342		26,104
Other taxes	832			12,344		13,176
Professional fees	3,167	3		23,256	(1,525)	24,901
Communications	92	4	5	11,726		11,827
Business promotion	237			7,673		7,910
Printing and supplies	8			2,782		2,790
Other operating expenses	(12,938)	(100)	(93)	56,926	(444)	43,351
Amortization of intangibles				2,406		2,406

	464	27	(85)	305,760	(1,969)	304,197

Income (loss) before income tax and equity in losses of subsidiaries	39,797	(2,717)	(20,952)	(45,722)	(39,915)	(69,509)
Income tax expense (benefit)	257	15	(1,628)	(25,854)	277	(26,933)

Income (loss) before equity in losses of subsidiaries	39,540	(2,732)	(19,324)	(19,868)	(40,192)	(42,576)
Equity in undistributed losses of subsidiaries	(82,116)	(220,994)	(202,461)		505,571

Net loss from continuing operations	(42,576)	(223,726)	(221,785)	(19,868)	465,379	(42,576)
Net loss from discontinued operations, net of tax				(9,946)		(9,946)
Equity in undistributed losses of discontinued operations	(9,946)	(9,946)	(9,946)		29,838

NET LOSS	($52,522)	($233,672)	($231,731)	($29,814)	$495,217	($52,522)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2008
(UNAUDITED)

				All other
	Popular, Inc. Holding	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$44,900				($44,900)
Loans	6,897	$219	$35,090	$497,864	(42,614)	$497,456
Money market investments	82	106	180	7,751	(1,391)	6,728
Investment securities	8,709	316	223	91,872	(7,016)	94,104
Trading account securities				13,554		13,554

	60,588	641	35,493	611,041	(95,921)	$611,842

INTEREST EXPENSE:
Deposits				195,041	(101)	194,940
Short-term borrowings	2,020		9,853	63,485	(15,079)	60,279
Long-term debt	8,284		36,552	12,168	(36,140)	20,864

	10,304		46,405	270,694	(51,320)	276,083

Net interest income (loss)	50,284	641	(10,912)	340,347	(44,601)	335,759
Provision for loan losses	40			161,196		161,236

Net interest income after provision for loan losses	50,244	641	(10,912)	179,151	(44,601)	174,523
Service charges on deposit accounts				51,087		51,087
Other service fees				104,040	(810)	103,230
Net gain on sale and valuation adjustments of investment securities				50,228		50,228
Trading account profit				13,337		13,337
Gain on sale of loans and valuation adjustments on loans held-for-sale				14,267		14,267
Other operating (loss) income	(35)	3,550	4	29,819	(736)	32,602

	50,209	4,191	(10,908)	441,929	(46,147)	439,274

OPERATING EXPENSES:
Personnel costs:
Salaries	6,084	91		115,477	(235)	121,417
Pension, profit sharing and other benefits	1,509	23		33,081	(62)	34,551

	7,593	114		148,558	(297)	155,968
Net occupancy expenses	629	7	1	27,231		27,868
Equipment expenses	849			28,304		29,153
Other taxes	439			12,446		12,885
Professional fees	4,156	3	90	26,359	(1,249)	29,359
Communications	122	5	9	13,339		13,475
Business promotion	289			16,455		16,744
Printing and supplies	23			3,808		3,831
Other operating expenses	(14,057)	(100)	53	46,073	(449)	31,520
Amortization of intangibles				2,492		2,492

	43	29	153	325,065	(1,995)	323,295

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	50,166	4,162	(11,061)	116,864	(44,152)	115,979
Income tax expense (benefit)	1,668		(3,651)	18,431	292	16,740

Income (loss) before equity in earnings (losses) of subsidiaries	48,498	4,162	(7,410)	98,433	(44,444)	99,239
Equity in undistributed earnings (losses) of subsidiaries	50,741	(6,393)	(4,623)		(39,725)

Net income (loss) from continuing operations	99,239	(2,231)	(12,033)	98,433	(84,169)	99,239
Net income from discontinued operations, net of tax				4,051		4,051
Equity in undistributed earnings of discontinued operations	4,051	4,051	4,051		(12,153)

NET INCOME (LOSS)	$103,290	$1,820	($7,982)	$102,484	($96,322)	$103,290

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	($52,522)	($233,672)	($231,731)	($29,814)	$495,217	($52,522)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	92,062	230,940	212,408		(535,410)
Depreciation and amortization of premises and equipment	584		1	16,464		17,049
Provision for loan losses				372,529		372,529
Amortization of intangibles				2,406		2,406
Amortization and fair value adjustment of servicing assets				5,257		5,257
Net loss (gain) on sale and valuation adjustment of investment securities		6,589		(182,735)		(176,146)
Gains from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(816)		(816)
Net gain on disposition of premises and equipment	(1)			(75)		(76)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				13,073		13,073
Net amortization of premiums and accretion of discounts on investments	151			4,137		4,288
Net amortization of premiums and deferred loan origination fees and costs				10,021		10,021
(Earnings) losses from investments under the equity method	(9)	(3,568)	408	194	(518)	(3,493)
Stock options expense	125			7		132
Deferred income taxes, net of valuation	257			(50,339)	(415)	(50,497)
Net disbursements on loans held-for-sale				(317,338)		(317,338)
Acquisitions of loans held-for-sale				(113,360)		(113,360)
Proceeds from sale of loans held-for-sale				26,901		26,901
Net decrease in trading securities				212,367		212,367
Net (increase) decrease in accrued income receivable	(889)	359	(622)	64,753	(49,562)	14,039
Net decrease (increase) in other assets	5,797	15	(129)	46,864	222	52,769
Net (decrease) increase in interest payable	(1,777)		4,691	(66,412)	49,562	(13,936)
Net increase in postretirement benefit obligation				868		868
Net (decrease) increase in other liabilities	(2,402)	(2)	(23,497)	72,131	320	46,550

Total adjustments	93,898	234,333	193,260	116,897	(535,801)	102,587

Net cash provided by (used in) operating activities	41,376	661	(38,471)	87,083	(40,584)	50,065

Cash flows from investing activities:
Net decrease (increase) in money market investments	49,893	(686)	216,826	(629,040)	(267,810)	(630,817)
Purchases of investment securities:
Available-for-sale	(245,096)			(2,694,038)		(2,939,134)
Held-to-maturity	(25,770)					(25,770)
Other				(17,701)		(17,701)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				363,863		363,863
Held-to-maturity	1,500			169		1,669
Other				13,355		13,355
Proceeds from sale of investment securities available-for- sale				3,546,944		3,546,944
Net repayments on loans	314,611		12,800	360,106	(346,898)	340,619
Proceeds from sale of loans				278,481		278,481
Acquisition of loan portfolios				(4,883)		(4,883)
Capital contribution to subsidiary			(200,000)		200,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(327)		(327)
Acquisition of premises and equipment	(72)			(23,114)		(23,186)
Proceeds from sale of premises and equipment	153			2,654		2,807
Proceeds from sale of foreclosed assets	47			34,868		34,915

Net cash provided by (used in) investing activities	52,295	(686)	72,597	1,231,337	(414,708)	940,835

Cash flows from financing activities:
Net decrease in deposits				(613,692)	216,962	(396,730)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(44,471)			(675,020)	49,880	(669,611)
Net (decrease) increase in other short-term borrowings	(5,220)		9,802	(326,961)	346,898	24,519
Payments of notes payable			(44,149)	(3,789)		(47,938)
Proceeds from issuance of notes payable			238	60,000		60,238
Dividends paid to parent company				(40,625)	40,625
Dividends paid	(42,881)					(42,881)
Treasury stock acquired	(1)					(1)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Capital contribution from parent				200,000	(200,000)

Net cash used in financing activities	(92,573)		(34,109)	(1,400,087)	454,365	(1,072,404)

Net increase (decrease) in cash and due from banks	1,098	(25)	17	(81,667)	(927)	(81,504)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$1,100	$64	$7,685	$696,327	($1,693)	$703,483

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2008 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$103,290	$1,820	($7,982)	$102,484	($96,322)	$103,290

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(54,792)	2,342	572		51,878
Depreciation and amortization of premises and equipment	583		1	18,127		18,711
Provision for loan losses	40			168,182		168,222
Amortization of intangibles				2,492		2,492
Amortization and fair value adjustment of servicing assets				15,404		15,404
Net gain on sale and valuation adjustment of investment securities				(47,940)		(47,940)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				3,020		3,020
Net gain on disposition of premises and equipment				(1,323)		(1,323)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(68,745)		(68,745)
Net amortization of premiums and accretion of discounts on investments	(1,476)			7,562		6,086
Net amortization of premiums and deferred loan origination fees and costs				13,190		13,190
Losses (earnings) from investments under the equity method	35	(3,550)	(4)	(162)	(513)	(4,194)
Stock options expense	110			174		284
Deferred income taxes	29		(3,651)	(31,485)	292	(34,815)
Net disbursements on loans held-for-sale				(716,848)		(716,848)
Acquisitions of loans held-for-sale				(76,474)		(76,474)
Proceeds from sale of loans held-for-sale				526,534		526,534
Net decrease in trading securities				134,756	(319)	134,437
Net decrease (increase) in accrued income receivable	796	(54)	(8,251)	(11,047)	7,650	(10,906)
Net decrease (increase) in other assets	628	11	(9,579)	(76,356)	823	(84,473)
Net increase (decrease) in interest payable	1,944		13,533	(28,902)	(7,650)	(21,075)
Net decrease in postretirement benefit obligation				(362)		(362)
Net increase (decrease) in other liabilities	2,447	(59)	29	33,616	(1,058)	34,975

Total adjustments	(49,656)	(1,310)	(7,350)	(136,587)	51,103	(143,800)

Net cash provided by (used in) operating activities	53,634	510	(15,332)	(34,103)	(45,219)	(40,510)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(17,103)	(34,000)	(11,906)	181,983	(13,491)	105,483
Purchases of investment securities:
Available-for-sale		(181)		(120,751)		(120,932)
Held-to-maturity	(418,383)			(2,329,772)		(2,748,155)
Other				(88,720)		(88,720)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,067,689		1,067,689
Held-to-maturity	589,500			2,269,746		2,859,246
Other				53,147		53,147
Proceeds from sale of investment securities available-for- sale		8,296		181		8,477
Proceeds from sale of other investment securities				49,252		49,252
Net (disbursements) repayments on loans	(137,530)	25,150	1,237,246	(180,026)	(1,198,696)	(253,856)
Proceeds from sale of loans				1,585,375		1,585,375
Acquisition of loan portfolios				(1,394)		(1,394)
Mortgage servicing rights purchased				(2,215)		(2,215)
Acquisition of premises and equipment	(67)			(81,044)		(81,111)
Proceeds from sale of premises and equipment				13,255		13,255
Proceeds from sale of foreclosed assets				29,086		29,086

Net cash provided by (used in) investing activities	16,417	(735)	1,225,340	2,445,792	(1,212,187)	2,474,627

Cash flows from financing activities:
Net decrease in deposits				(1,310,533)	(36,426)	(1,346,959)
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(168,892)	(825,177)	47,497	(946,572)
Net (decrease) increase in other short-term borrowings	(25,000)	75	(1,030,967)	578,527	500,696	23,331
Payments of notes payable			(17,500)	(1,376,099)	700,319	(693,280)
Proceeds from issuance of notes payable	99		7,356	530,439	(2,000)	535,894
Dividends paid to parent company				(44,900)	44,900
Dividends paid	(47,788)					(47,788)
Proceeds from issuance of common stock	5,269					5,269

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Treasury stock acquired	(40)			(299)		(339)

Net cash (used in) provided by financing activities	(67,460)	75	(1,210,003)	(2,448,042)	1,254,986	(2,470,444)

Net increase (decrease) in cash and due from banks	2,591	(150)	5	(36,353)	(2,420)	(36,327)
Cash and due from banks at beginning of period	1,391	376	400	818,454	(1,796)	818,825

Cash and due from banks at end of period	$3,982	$226	$405	$782,101	($4,216)	$782,498

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
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner for loan products. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents information about the Corporation’s business segments. The operations of PFH, the Corporation’s consumer and mortgage lending subsidiary in the U.S., were discontinued in the later part of 2008. Refer to Note 3 and the Discontinued Operations section of this MD&A for additional information.
The Corporation reported a net loss of $52.5 million for the quarter ended March 31, 2009, compared with net income of $103.3 million in the same quarter of 2008. Table A provides selected financial data and performance indicators for the quarters ended March 31, 2009 and 2008. As indicated in previous filings with the SEC, in 2008, the Corporation discontinued the operations of its U.S.-based subsidiary Popular Financial Holdings (“PFH”), and thus, the results of PFH are presented as part of “(Loss) income from discontinued operations, net of income tax” in Table A. The Corporation retrospectively adjusted certain information, principally that impacting the statement of operations, to present in a separate line item the results from discontinued operations from prior periods presented in this Form 10-Q for comparability purposes. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.
The Corporation’s continuing operations reported a net loss of $42.6 million for the quarter ended March 31, 2009, compared with a net income of $99.2 million for the quarter ended March 31, 2008. The principal items impacting the continuing operations’ financial results for the quarter ended March 31, 2009, when compared to the quarter ended March 31, 2008, were as follows:
•	Non-interest income was higher by $70.0 million, which was mostly driven by gains on the sale of investment securities of $182.7 million ($155.3 million after tax) in the first quarter of 2009 associated with the sale of $3.4 billion of investment securities by BPPR. The restructuring of the investment portfolio in the first quarter of 2009 was undertaken to improve the Corporation’s regulatory capital position. Refer to the Statement of Condition section of this MD&A for management’s principal considerations in determining to sell investment securities in the first quarter of 2009, as well as a general description of the transactions.

•	Income tax benefit of $26.9 million in the first quarter of 2009, compared to income tax expense of $16.7 million in the first quarter of 2008.

•	Total operating expenses were $19.1 million lower in the quarter ended March 31, 2009, compared with the first quarter of 2008. Operating expenses for the first quarter of 2009 included $5.2 million in charges related to BPNA and E-LOAN’s restructuring plans announced in the fourth quarter of 2008. The reduction was principally related to lower personnel and business promotion expenses as a result of a reduction in headcount resulting from the restructuring plans in place at BPNA and E-LOAN as well as cost saving strategies implemented across the Corporation, partially offset by higher pension costs.
     The favorable variances described above were partially offset by:
•	An increase in the provision for loan losses of $211.3 million when compared with the quarter ended March 31, 2008. The increase in the provision for loan losses resulted principally from higher net-charge offs by $105.6 million when compared to the same quarter of 2008. The provision for loan losses was kept at a high level due to higher general reserves and a greater volume of impaired loans with specific reserves under SFAS No.114 “Accounting by Creditors for Impairment of a Loan”. The allowance for loan losses to loans held-in-portfolio was 4.19% at March 31, 2009, compared to 2.18% at March 31, 2008.

•	A decrease in net interest income of $63.3 million, principally due to a lower net interest yield and a reduction in interest earning assets.
The discontinued operations of Popular Financial Holdings (“PFH”) in the U.S. mainland reported a net loss of $9.9 million for the quarter ended March 31, 2009, compared to a net income of $4.0 million for the quarter ended March 31, 2008. As of March 31, 2009, PFH holds a loan portfolio measured at fair value of $7 million and other miscellaneous assets, including other real estate. Refer to the Discontinued Operations section of this MD&A for further information.
Total assets amounted to $37.7 billion as of March 31, 2009, compared with $38.9 billion as of December 31, 2008. The decline was principally in investment securities available-for-sale by $1.0 billion, principally due to the aforementioned restructuring of the portfolio. Loans held-in-portfolio amounted to $25.2 billion as of March 31, 2009, compared with $25.7 billion as of December 31, 2008. The current financial environment has required the Corporation to strengthen its underwriting standards and ensure that it prices the loans appropriately. As a result of this challenging financial environment, together with caution being exercised by customers, and management’s decision to exit selected businesses on the mainland United States, the Corporation has seen a reduction in the volume of loan applications. Total assets and loans shown in Table A for the period ended March 31, 2008, include $2.1 billion and $1.3 billion, respectively, pertaining to the operations of PFH.
Refer to Table H in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. The reduction in borrowings from December 31, 2008 was directly associated to the reduction in earning assets. The Corporation continues to rely in the same funding sources as those described in the 2008 Annual Report. Refer to the Liquidity Risk section of this MD&A for an update on the Corporation’s credit ratings by the major rating agencies.
Regulatory capital requirements for banking institutions are based on Tier I and Total capital, which include both common stock and certain qualifying preferred stock. Nonetheless, as overall economic conditions in general and credit quality in particular have continued to worsen, there has been an increasing regulatory and market focus on the tangible common equity of banking institutions. Tangible common equity equals a banking institution’s total stockholders’ equity minus equity attributable to preferred securities and minus intangibles (including goodwill). Although the Corporation’s regulatory ratios remain well above the standard for a “well capitalized” banking institution, recent losses have reduced the Corporation’s tangible common equity substantially. The Corporation’s tangible common equity at March 31, 2009 totaled $989 million or 2.67% of total tangible assets (“tangible common equity ratio”), compared to $1.1 billion or 2.95% at December 31, 2008, and $2.6 billion or 6.29% at March 31, 2008. The Corporation will continue to explore options to increase its tangible common equity and its tangible common equity ratio.
In February 2009, the Board reduced the quarterly common stock dividend to $0.02 per common share from the previous $0.08 per common share. This reduction will help preserve approximately $68 million in capital per year. The dividend payment to common and preferred stock shareholders is reviewed on a quarterly or monthly basis, as applicable, and could be restricted due to capital levels. The Corporation’s issuance of senior preferred shares to the U.S. Treasury under the TARP Capital Purchase Program (“TARP”) also imposes restrictions on its ability to pay dividends under certain conditions.

TABLE A
Financial Highlights
Financial Condition Highlights

	At March 31,				Average for the three months**
(In thousands)	2009		2008	Variance	2009	2008	Variance

Money market investments	$1,425,471		$901,229	$524,242	$1,367,413	$778,600	$588,813
Investment and trading securities	8,201,792		8,848,425	(646,633)	8,373,879	9,407,220	(1,033,341)
Loans	25,546,192	*	27,931,226	(2,385,034)	25,830,240	26,553,618	(723,378)
Total earning assets	35,173,455	*	37,680,880	(2,507,425)	35,571,532	36,739,438	(1,167,906)
Total assets	37,709,428		41,821,599	(4,112,171)	38,436,913	42,704,707	(4,267,794)
Deposits	27,149,767		26,966,714	183,053	27,436,228	27,557,154	(120,926)
Borrowings	6,310,513		10,392,343	(4,081,830)	6,774,776	7,910,617	(1,135,841)
Stockholders’ equity	3,131,914		3,471,720	(339,806)	3,112,934	3,331,531	(218,597)

Operating Highlights

	First Quarter
(In thousands, except per share information)	2009	2008	Variance

Net interest income	$272,486	$335,759	($63,273)
Provision for loan losses	372,529	161,236	211,293
Non-interest income	334,731	264,751	69,980
Operating expenses	304,197	323,295	(19,098)

(Loss) income from continuing operations before income tax	(69,509)	115,979	(185,488)
Income tax (benefit) expense	(26,933)	16,740	(43,673)

(Loss) income from continuing operations, net of income tax	(42,576)	99,239	(141,815)
(Loss) income from discontinued operations, net of income tax	(9,946)	4,051	(13,997)

Net (loss) income	($52,522)	$103,290	($155,812)

Net (loss) income applicable to common stock	($77,200)	$100,312	($177,512)

(Losses) earnings per common share:
Basic and diluted (losses) earnings from continuing operations	($0.24)	$0.33	($0.57)
Basic and diluted (losses) earnings from discontinued operations	($0.03)	$0.03	($0.06)

Basic and diluted (losses) earnings — Total	($0.27)	$0.36	($0.63)

Selected Statistical Information

	First Quarter
	2009	2008

Common Stock Data — Market price
High	$5.52	$14.07
Low	1.47	8.90
End	2.16	11.66
Book value per share at period end	5.84	11.71
Dividends declared per share	0.02	0.16
Dividend payout ratio	N.M.	44.67%

Profitability Ratios — Return on assets	(0.55%)	0.97%
Return on common equity	(19.13)	12.83
Net interest spread (taxable equivalent)	2.89	3.40
Net interest margin (taxable equivalent)	3.35	3.93

Capitalization Ratios — Average equity to assets	8.10%	7.80%
Tier I capital to risk — adjusted assets	11.16	9.55
Total capital to risk — adjusted assets	12.44	10.82
Leverage ratio	8.54	7.43

*	Excludes assets from discontinued operations as of March 31, 2009 as follows: $7 million in loans and earning assets. These are included as part of “Assets from discontinued operations” in the consolidated statement of condition as of such date.

**	Excludes averages of assets / liabilities from discontinued operations. Averages for March 31, 2008 were retrospectively adjusted to conform to the March 31, 2009 presentation.

N.M. refers to “not meaningful”.

The Federal Reserve Board has been recently conducting stress tests on the top 19 bank holding companies in the United States to ascertain if they have adequate capital to confront a hypothetical stressful economic environment. The Corporation is not among the bank holding companies being reviewed. However, banking regulators may decide at a future time to perform similar tests on other bank holding companies, including us. As a result of a potential review, regulators may require that the Corporation increase its capital.

TARP funds have been applied to a number of uses, including without limitation, investments in the Corporation’s banking subsidiaries, purchases of marketable securities, loans to the Corporation’s banking subsidiaries and satisfaction of the Corporation’s obligations. The Corporation has continued its lending activities in a disciplined and prudent manner in the different markets it serves, despite the difficult general economic conditions of such markets. The Corporation approved, in the aggregate, approximately $1.9 billion in new, renewed or restructured credit facilities during the quarter ended March 31, 2009.
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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2008, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, including Item 1A of Part III; readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common stock and Series A and Series B preferred stock are traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) system under the symbols BPOP, BPOPO and BPOPP.
RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS — ADOPTED AND NOT ISSUED BUT NOT YET EFFECTIVE
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)” (“SFAS No. 141(R)”)
SFAS No. 141(R), issued in December 2007, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS No. 141(R) has not had a material effect on the consolidated financial statements of the Corporation as of March 31, 2009.

SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”)
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a significant impact on the Corporation’s consolidated financial statements.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”)
In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. The standard was adopted by the Corporation in the first quarter of 2009. Refer to Note 10 to the consolidated financial statements.
FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions"(“FSP 140-3”)
FSP FAS 140-3, issued by the FASB in February 2008, provides implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted FSP FAS 140-3 on January 1, 2009. The adoption of FAS 140-3 FSP did not have a significant impact on the Corporation’s consolidated financial statements for the first quarter of 2009.
FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets"(“FSP 142-3”)
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this FSP did not have a significant impact on the Corporation’s consolidated financial statements for the quarter ended March 31, 2009.
EITF 08-6 “Equity Method Investment Accounting Considerations"(“EITF 08-6”)
EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF 08-6 provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 in January 2009 did not have a significant impact on the Corporation’s consolidated financial statements.

FASB Staff Position FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets"(“FSP FAS 132(R)-1”)
FSP FAS 132(R)-1 requires additional disclosures in the financial statements of employers who are subject to the disclosure requirements of FAS 132(R) as follows: (a) the investment allocation decision making process, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the fair value of each major category of plan assets, disclosed separately for pension plans and other postretirement benefit plans; (c) the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy in which the fair value measurements in their entirety fall; and (d) significant concentrations of risk within plan assets. Additional detailed information is required for each category above. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative periods. The Corporation will apply the new disclosure requirements commencing with the December 31, 2009 annual financial statements. This FSP impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments"(“FSP FAS 115-2 and FAS 124-2”)
FSP FAS 115-2 and FAS 124-2, issued in April 2009, eliminate the requirement for the entity to evaluate whether it has the intent and ability to hold an impaired security until maturity. Conversely, the new FSP requires the issuer to recognize an other-than-temporary impairment (“OTTI”) in the event that the entity intends to sell the impaired security or in the event that it is more likely than not that the entity will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in results of operations, with the remainder being recognized in other comprehensive income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. On adoption, the entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the security will not be required to be sold before recovery. The Corporation elected to adopt FSP FAS 115-2 and FAS 124-2 for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements, but it is not expected to be significant.
FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments"(“FSP FAS 107-1 and APB 28-1”)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Prior to issuing this FSP, fair value for these assets and liabilities was only required for year-end disclosures. The Corporation will adopt FSP FAS 107-1 and APB 28-1 effective with the disclosures included into the consolidated financial statements for the quarter ended June 30, 2009. This FSP will only impact disclosure requirements and therefore will not impact the Corporation’s financial condition or results of operations.
FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly"(“FSP FAS 157-4”)
FSP FAS 157-4, issued in April 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly. It reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 shall be applied prospectively and retrospective application is not permitted. This FSP will be effective for the

Corporation in the quarter ended June 30, 2009. The Corporation will be evaluating the potential impact of adopting this FSP.

SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”)
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to Fair Value Measurement of Financial Instruments, Loans and Allowance for Loan Losses, Income Taxes, Goodwill and Trademark and Pension and Postretirement Benefit Obligations. For a summary of the Corporation’s critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2008 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2008 Annual Report for a summary of the Corporation’s significant accounting policies.
NET INTEREST INCOME
Net interest income from continuing operations, on a taxable equivalent basis, is presented with its different components on Table B for the period ended March 31, 2009 as compared with the same period in 2008, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the Puerto Rico Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are partially tax exempt under Puerto Rico laws. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for quarter ended March 31, 2009 included favorable impact of $5.5 million, consisting principally of amortization of loan origination costs and fees, amortization of net premiums on loans purchased, and prepayment penalties and late payment charges. The favorable impact for the quarter ended March 31, 2008 was $5.1 million.
TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended March 31,

										Variance
	Average Volume		Average Yields / Costs					Interest		Attributable to
2009	2008	Variance	2009	2008	Variance		2009	2008	Variance	Rate	Volume
($ in millions)									(In thousands)
$1,367	$779	$588	0.93%	3.89%	(2.96%)	Money market investments	$3,136	$7,528	($4,392)	($5,220)	$828
7,648	8,614	(966)	4.75	5.16	(0.41)	Investment securities	90,752	111,126	(20,374)	(5,000)	(15,374)
726	793	(67)	7.02	7.43	(0.41)	Trading securities	12,561	14,648	(2,087)	(879)	(1,208)

9,741	10,186	(445)	4.38	5.24	(0.86)		106,449	133,302	(26,853)	(11,099)	(15,754)

						Loans:
15,775	15,490	285	5.04	6.82	(1.78)	Commercial *	196,192	262,553	(66,361)	(70,444)	4,083
941	1,121	(180)	8.45	8.03	0.42	Leasing	19,890	22,521	(2,631)	1,122	(3,753)
4,534	4,918	(384)	6.89	7.38	(0.49)	Mortgage	78,044	90,724	(12,680)	(5,853)	(6,827)
4,580	5,024	(444)	9.97	10.16	(0.19)	Consumer	113,191	127,119	(13,928)	(4,695)	(9,233)

25,830	26,553	(723)	6.37	7.60	(1.23)		407,317	502,917	(95,600)	(79,870)	(15,730)

$35,571	$36,739	($1,168)	5.82%	6.95%	(1.13%)	Total earning assets	$513,766	$636,219	($122,453)	($90,969)	($31,484)

						Interest bearing deposits:
$4,826	$4,773	$53	1.32%	2.19%	(0.87%)	NOW and money market**	$15,707	$26,022	($10,315)	($10,891)	576
5,578	5,641	(63)	1.09	1.72	(0.63)	Savings	15,024	24,171	(9,147)	(8,407)	(740)
12,822	12,967	(145)	3.71	4.49	(0.78)	Time deposits	117,308	144,747	(27,439)	(27,287)	(152)

23,226	23,381	(155)	2.58	3.35	(0.77)		148,039	194,940	(46,901)	(46,585)	(316)

3,353	6,289	(2,936)	2.50	3.85	(1.35)	Short-term borrowings	20,703	60,279	(39,576)	(21,502)	(18,074)
3,422	1,622	1,800	5.68	5.18	0.50	Medium and long-term debt	47,964	20,864	27,100	2,016	25,084

						Total interest bearing
30,001	31,292	(1,291)	2.93	3.55	(0.62)	liabilities	216,706	276,083	(59,377)	(66,071)	6,694
						Non-interest bearing
4,210	4,176	34				demand deposits
1,360	1,271	89				Other sources of funds

$35,571	$36,739	($1,168)	2.47%	3.02%	(0.55%)

			3.35%	3.93%	(0.58%)	Net interest margin

						Net interest income on a taxable equivalent basis	297,060	360,136	(63,076)	($24,898)	($38,178)

			2.89%	3.40%	(0.51%)	Net interest spread

						Taxable equivalent adjustment	24,574	24,377	197

						Net interest income	$272,486	$335,759	($63,273)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the decrease in average earning assets was mainly due to a decline in the average volume of investment securities. This was principally the result of the sale of $3.4 billion of investment securities available for sale during the first quarter of 2009, mostly U.S. agency securities (FHLB notes). The Corporation invested $2.3 billion during the quarter ended March 31, 2009, primarily in GNMA mortgage-backed securities. The loan portfolio average balance decreased in the mortgage, consumer and lease financing categories, influenced by a slowdown in loan origination activity. Also, the decline in the mortgage loan portfolio was primarily related to the banking operations of BPPR, which, during the second quarter of 2008, completed the securitization of $307 million in residential mortgage loans into FNMA mortgage-backed securities that were subsequently sold. The decrease in mortgage loans was also impacted by the exiting of the loan origination activity in E-LOAN and of BPNA’s non-conventional mortgage loan origination unit. The decline in the lease financing portfolio related to the sale, during the first quarter of 2009, of approximately $0.3 billion in loans by Popular Equipment Finance, a subsidiary of BPNA, and to the decrease in the Puerto Rico leasing portfolio due to the above mentioned slowdown in origination activity. The reduction in the consumer portfolio was related to the sale of auto loans by E-LOAN in the second quarter of 2008 and to the exiting of the auto loans lending activity in the Corporation’s U.S. operations. E-LOAN exited all loan origination activities, thus also impacting the volume of home equity lines of credit (HELOCs). Furthermore, the decline in average consumer loans was related to a decrease in the volume of personal loans originated by the Puerto Rico operations. The increase in commercial loans was mostly reflected in construction loans, and principally related to loans to builders and developers of multi-unit construction projects serving both residential and business sectors. The credit performance of these loans will continue to challenge the Corporation in the current economic environment; however the performance of these loans is being closely monitored. The Corporation’s short-term borrowings decreased related to the reduction in earning assets, while long-term borrowings increased due to the issuance of notes in private offerings to institutional investors in 2008.
Contributing to the decrease in net interest income was the decrease by the Federal Reserve (“FED”) of the federal funds target rate from 2.25% in March 31, 2008 to between 0% and 0.25% at March 31, 2009. This reduction in market rates impacted the yield of several of the Corporation’s earning assets during that period, as well as the origination of new loans in a low interest rate environment. Earning assets impacted by the decline in rates by the FED included commercial and construction loans of which 67% have floating or adjustable rates, and floating rate collateralized mortgage obligations. On the positive side, the decrease in rates contributed to the decrease in the cost of short-term borrowings and interest-bearing deposits. Other factors impacting negatively the Corporation’s net interest income is the increase in nonperforming loans and the exiting of several loan origination activities in the U.S. mainland operations, which are described in the Restructuring Plans section of this MD&A.
PROVISION FOR LOAN LOSSES
The provision for loan losses for the continuing operations totaled $372.5 million, or 188% of net charge-offs, for the quarter ended March 31, 2009, compared with $161.2 million, or 174% for the first quarter of 2008. The provision for loan losses for the quarter ended March 31, 2009, when compared with the first quarter of 2008, reflects higher net charge-offs by $105.6 million, mainly in construction loans by $44.8 million, consumer loans by $25.6 million (mainly home equity lines of credit), mortgage loans by $22.1 million and commercial loans by $13.0 million. The increase in the provision for loan losses for the quarter ended March 31, 2009 compared to the same quarter in 2008 was the result of higher general reserve requirements for commercial loans, construction loans, U.S. non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired under SFAS No. 114. Provision and net charge-offs information for prior periods was retrospectively adjusted to exclude discontinued operations for comparative purposes.
Further information on net charge-offs and non-performing assets is provided in the Credit Risk Management and Loan Quality section of this MD&A.

NON-INTEREST INCOME
Non-interest income from continuing operations totaled $334.7 million for the quarter ended March 31 2009, compared with $264.8 million for the quarter ended March 31, 2008, an increase of $69.9 million, or 26%.
Refer to Table C for a breakdown on non-interest income from continuing operations by major categories for the quarters ended March 31, 2009 and 2008.
TABLE C
Non-Interest Income

	Quarters ended March 31,
(In thousands)	2009	2008	$ Variance

Service charges on deposit accounts	$53,741	$51,087	$2,654

Other service fees:
Debit card fees	26,373	25,370	1,003
Credit card fees and discounts	24,005	27,244	(3,239)
Processing fees	13,408	12,385	1,023
Insurance fees	12,004	12,406	(402)
Sale and administration of investment products	7,329	10,997	(3,668)
Mortgage servicing fees, net of fair value adjustments	6,880	5,129	1,751
Trust fees	2,983	3,080	(97)
Other fees	5,551	6,619	(1,068)

Total other service fees	98,533	103,230	(4,697)

Net gain on sale and valuation adjustments of investment securities	176,146	50,228	125,918
Trading account profit	6,823	13,337	(6,514)
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(13,813)	14,267	(28,080)
Other operating income	13,301	32,602	(19,301)

Total non-interest income	$334,731	$264,751	$69,980

The increase in non-interest income for the quarter ended March 31, 2009, compared with the same quarter in the previous year, was mostly impacted by an increase in the net gain on sale and valuation adjustments of investment securities. This increase was mostly associated to $182.7 million in gains derived from the sale of $3.4 billion in U.S. Treasury notes and U.S. agencies securities by BPPR in the first quarter of 2009, compared to gains of approximately $49.3 million in the same quarter of the previous year caused by the redemption by Visa of shares of common stock held by the Corporation. The gain on sale of investment securities of the first quarter of 2009 was partially offset by other-than-temporary impairments of $6.6 million related to equity securities. Refer to the Statement of Condition section of this MD&A for management’s main considerations in determining to sell investment securities in the first quarter of 2009.

The increase in non-interest income resulting from the gains on sale of investment securities was partially offset by the following unfavorable variances in non-interest income:
•	As shown in the breakdown below, there were losses on the sale of loans in the first quarter of 2009, compared with gains in the same quarter of the previous year. Popular Equipment Finance, a subsidiary of BPNA’s reportable segment, recognized a loss on sale and valuation adjustments on loans held-for-sale of approximately $13.8 million in the quarter ended March 31, 2009, mostly resulting from the recognition of an indemnification reserve to provide for any losses on the breach of certain representations and warranties related to the sale of approximately $0.3 billion in lease financings. The unfavorable variance was also impacted by lower gains on the sale of loans by E-LOAN, which stopped originating loans in the fourth quarter of 2008. During 2008, E-LOAN originated and sold first mortgage loans that qualified for sale to Government Sponsored Entities (GSEs) and sold a portfolio of auto loans.

	Quarter ended March 31,
(In thousands)	2009	2008	$ Variance

(Loss) gain on sale of loans	($10,488)	$14,267	($24,755)
Lower of cost or market valuation adjustment on loans held-for-sale	(3,325)	—	(3,325)

Total	($13,813)	$14,267	($28,080)

•	Decline in other operating income which reflects the impact of $12.8 million in gains on the sale of the U.S. banking subsidiary’s retail bank branches in Texas during the first quarter of 2008 and $4.0 million in net losses related to changes in non-performance credit risk adjustments in the fair value of the derivatives held by the Corporation as of March 31, 2009, compared with December 31, 2008.

•	Lower trading account profit by $6.5 million due to lower realized gains on mortgage-backed securities included in the trading portfolio of $22.3 million mainly due to lower volume sold, partially offset by higher unrealized gains on mortgage-backed securities of $18.4 million held for trading purposes.

•	Other service fees for the quarter ended March 31, 2009, decreased by 5% or $4.7 million when compared to the same quarter of the previous year. A detail of other service fees by category is shown in Table C. There was a reduction in credit card fees as a result of lower merchant income due to reduced volume of purchases and lower late payment fees mainly from lower volume of accounts subject to the fee. There were also lower sale and administration fees in the broker/dealer subsidiary, principally in retail commissions on the sale of bonds.
OPERATING EXPENSES
Operating expenses for the continuing operations totaled $304.2 million for the quarter ended March 31, 2009, a decrease of $19.1 million or 6% compared with the same quarter in 2008. Refer to Table D for a breakdown of operating expenses by major categories.
TABLE D
Operating Expenses

	Quarter ended March 31,
(In thousands)	2009	2008	$ Variance

Personnel costs	$145,291	$155,969	($10,678)
Net occupancy expenses	26,441	27,868	(1,427)
Equipment expenses	26,104	29,153	(3,049)
Other taxes	13,176	12,885	291
Professional fees	24,901	29,359	(4,458)
Communications	11,827	13,475	(1,648)
Business promotion	7,910	16,744	(8,834)
Printing and supplies	2,790	3,831	(1,041)
Other operating expenses	43,351	31,520	11,831
Amortization of intangibles	2,406	2,492	(86)

Total	$304,197	$323,296	($19,099)

Operating expenses for the quarter ended March 31, 2009 included approximately $5.2 million in costs associated to the restructuring plans in place at BPNA and E-LOAN that were commenced during 2008. To facilitate the comparative analysis, below are details on the restructuring plans that pertained to the continuing operations.

	For the quarter ended
	March 31, 2009
	BPNA	E-LOAN 2008
(In thousands)	Restructuring Plan	Restructuring Plan	Total

Personnel costs	$2,920	$1,818	$4,738
Other operating expenses (Impairment on long-lived assets)	453	—	453

Total	$3,373	$1,818	$5,191

Isolating the impact of these restructuring related costs, operating expenses totaled $299.0 million for the quarter ended March 31, 2009, compared to $323.3 million for the quarter ended March 31, 2008.
Isolating the impact of the restructuring charges indicated above, personnel expenses for the quarter ended March 31, 2009 decreased by 10%, compared with the same quarter of the previous year. The decrease in personnel costs for the continuing operations was primarily the result of a reduction in headcount from 10,991 full time equivalent employees (“FTEs”) as of March 31, 2008 to 10,080 FTEs as of March 31, 2009. BPNA and E-LOAN were the principal contributors to this reduction with a decrease of 676 FTE’s on a combined basis. Also, there were lower accruals for incentive compensation and commissions. The cost savings from the reduction in FTE’s and incentive compensation was partially offset by an increase in pension plan expenses of $8.3 million and in health insurance costs. BPPR’s pension plan experienced a steep decline in the fair value of its plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increase in net periodic pension cost for the three months ended March 31, 2009 versus the same period in 2008 was primarily due to the amortization of actuarial loss into pension expense and a lower expected return on plan assets. In February 2009, BPPR’s pension plan was frozen with regards to all future benefit accruals after April 30, 2009. This should result in a reduced pension cost prospectively. In February 2009, the Corporation suspended its matching contributions to the Puerto Rico and U.S. subsidiaries savings and investment plans as part of the actions taken to control costs.
The reduction in business promotion resulted principally from cost control measures on marketing expenditures in general as well as the downsizing of the Corporation’s U.S. operations. BPPR contributed in part to this decline with a reduction in expenses relating to the customer incentive points program PREMIA.
Professional fees for the first quarter of 2009 decreased mainly as a result of a reduction in loan origination costs, such as appraisals, title recording and document preparation fees at E-LOAN, accompanied by a reduction in temporary workforce and professional services at this subsidiary. Also, there were lower consulting and programming fees.
For the quarter ended March 31, 2009, other operating expenses were higher by 38% when compared to the same period of the previous year mainly due to higher FDIC insurance assessments in BPPR and BPNA, along with increases in repossessed property expenses, losses on disposition of assets, and in the reserves recorded for unfunded loan commitments, among others.
RESTRUCTURING PLANS (for the continuing operations)
As indicated in the 2008 Annual Report, on October 17, 2008 the Board of Directors of Popular, Inc. approved two restructuring plans for the BPNA reportable segment. The objective of the restructuring plans is to improve profitability in the short-term, increase liquidity and lower credit costs and, over time, achieve a greater integration with corporate functions in Puerto Rico.

BPNA Restructuring Plan
The restructuring plan for BPNA’s banking operations (“the BPNA Restructuring Plan”) contemplates the following measures: closing, consolidating or selling approximately 40 underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the branch and balance sheet initiatives. The BPNA Restructuring Plan also contemplates greater integration with the corporate functions in Puerto Rico.
As part of the BPNA Restructuring Plan, the Corporation exited certain businesses including, among the principal ones, those related to the origination of non-conventional mortgages, equipment lease financing, business loans to professionals, multifamily lending, mixed-used commercial loans and credit cards. The Corporation holds the existing portfolios of the exited businesses in a runoff mode. Also, the Corporation downsized the following businesses related to its U.S. banking operations: business banking, SBA lending, and consumer / mortgage lending.
The table, previously presented in the Operating Expenses section above, details the expenses recorded by the Corporation during the quarter ended March 31, 2009 that were associated with this particular restructuring plan. As of March 31, 2009, the reserve for restructuring costs associated with the BPNA Restructuring Plan amounted to $9.6 million. During the first quarter of 2009, restructuring charges associated to the BPNA Restructuring Plan amounted to $3.4 million and were principally for severance costs. As of March 31, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $23.0 million. An additional $10 million in associated costs are expected to be incurred in 2009. Refer to Note 19 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.
All restructuring efforts at BPNA are expected to result in approximately $50 million in recurrent annual cost savings. The majority of the savings are related to personnel costs since the restructuring plan incorporates a headcount reduction of approximately 640 full-time equivalent employees (“FTEs”), or 30% of BPNA’s workforce. Management expects the headcount reduction to be achieved by the third quarter of 2009. As a result of the BPNA Restructuring Plan FTE’s at BPNA were 1,692 at March 31, 2009, compared to 2,147 at the same date in the previous year.
E-LOAN 2008 Restructuring Plan
In October 2008, the Corporation’s Board of Directors approved a restructuring plan for E-LOAN (the “E-LOAN 2008 Restructuring Plan”), which involved E-LOAN to cease operating as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. As part of the 2008 plan, all operational and support functions are being transferred to BPNA and EVERTEC. The 2008 E-LOAN Restructuring Plan is expected to be completed by mid-2009. As of March 31, 2009, E-LOAN’s workforce totaled 121 FTEs, compared to 342 as of March 31, 2008.
As of March 31, 2009, the accrual for restructuring costs associated with the E-LOAN 2008 Restructuring Plan amounted to $3.3 million. Restructuring charges associated to the E-LOAN 2008 Restructuring Plan amounted to $1.8 million for the quarter ended March 31, 2009 and consisted principally of severance costs. As of March 31, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $23.8 million. An additional $2 million in associated costs are expected to be incurred in 2009. Refer to Note 19 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.
The costs related to the E-LOAN Restructuring Plan are part of the results of the BPNA reportable segment.

INCOME TAXES
Income tax benefit for the continuing operations amounted to $26.9 million for the quarter ended March 31, 2009, compared with income tax expense of $16.7 million for the same quarter of 2008. During the first quarter of 2009, a valuation allowance was recorded on the deferred tax assets (“DTA”) of the Corporation’s U.S. operations originated during the quarter, thus offsetting the tax benefits derived from the operating losses. Also, the Corporation recognized a reversal of the DTA valuation allowance recognized during 2008 as a result of an income tax reimbursement amounting to $28.4 million received from the U.S. Internal Revenue Service. The reimbursement pertained to carryback losses of 2005 and 2006.
Furthermore, the income tax for the quarter ended March 31, 2009 was favorably impacted by an increase in income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations for the first quarter of 2009 as compared to the same quarter of 2008. Also, on March 9, 2009, several amendments or additions to the Puerto Rico Internal Revenue Code were adopted, including a temporary five percent special surtax over the tax liability of all corporations doing business in Puerto Rico for years beginning on January 1, 2009 thru December 31, 2011. This increase in tax rate resulted in an income tax benefit as a result of adjusting the deferred tax assets to reflect the increase in the tax rate.
The components of the income tax benefit for the continuing operations for the quarter ended March 31, 2009 were as follows:

(In thousands)	Amount	% of pre-tax income

Computed income tax at statutory rates	($28,464)	40.95%
Benefits of net tax exempt interest income	(15,762)	22.7
Effect of income subject to preferential tax rate	(46,765)	67.3
Deferred tax asset valuation allowance	60,313	(86.8)
Difference in tax rates due to multiple jurisdictions	14,258	(20.5)
State taxes and others	(10,513)	15.1

Income tax benefit	($26,933)	38.75%

Refer to Note 20 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of March 31, 2009.
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
The Corporate group had a net loss of $19.2 million in the first quarter of 2009, compared with a net loss of $9.8 million in the same quarter of 2008. The factors that mostly contributed to this variance were higher net interest losses of approximately $15.7 million and net realized losses on the sale and valuation adjustment of investment securities of approximately $6.6 million due to other-than-temporary impairments related to equity securities in the first quarter of 2009. The variance in net interest loss was principally the result of investing part of the proceeds from the sale of PFH assets from 2008 in lower yielding, short-term assets until the funds can be used to repay long-term debt at a higher cost maturing in 2009, thus resulting in a negative spread.

Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $179.8 million for the quarter ended March 31, 2009, an increase of $81.0 million, or 82%, when compared with the same quarter in the previous year, primarily associated with an increase in non-interest income for the quarter, partially offset by higher provision for loan losses and lower net interest income. The Corporation’s banking operations in Puerto Rico have been adversely impacted by the prolonged economic recession being experienced by the Puerto Rico economy, principally affecting the Corporation’s lending areas and credit losses. The main factors that contributed to the variance in the results for the quarter ended March 31, 2009, when compared to the first quarter of 2008, included:
•	lower net interest income by $28.5 million, or 12%, primarily due to a lower net interest yield by 22 basis points, which was principally driven by the reduction in the yield of earning assets, principally commercial and construction loans. This decline can be attributed to two main factors: (1) the reduction in rates by the FED as described in the Net Interest Income section of this MD&A and (2) an increase in non-performing loans. Also, the BPPR reportable segment experienced a decrease in the yield of investment securities. Partially offsetting this unfavorable impact to net interest income, was a reduction in the Corporation’s average cost of funds driven by a reduction in the cost of deposits and short-term borrowings due to the decrease in rates by the FED and management’s actions to lower the rates paid on certain deposits. Also, the unfavorable variance in net interest income was associated with a decline in the average volume of investment securities by approximately $1.1 billion and in the loan portfolio by approximately $0.6 billion, in part due to the slowdown of loan origination activity. This negative impact from the reduction in the average volume of earning assets was partially offset by a reduction in the average volume of short-term borrowings by $1.4 billion, mostly in repurchase agreements.

•	higher provision for loan losses by $48.9 million, or 48%, primarily related to the construction and consumer loan portfolios. The Banco Popular de Puerto Rico reportable segment experienced an increase of $28.7 million in net charge-offs for the quarter ended March 31, 2009, compared to the same quarter in the previous year, principally associated with an increase in construction loans by $23.9 million and consumer loans by $8.0 million. As of March 31, 2009, there were $773 million of SFAS No. 114 impaired loans in the BPPR reportable segment with a related allowance for loan losses of $179 million, compared to $357 million and $80 million, respectively, as of March 31, 2008. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 3.89% as of March 31, 2009, compared with 2.57% as of March 31, 2008. The provision for loan losses represented 171% of net charge-offs for the first quarter of 2009, compared with 172% of net charge-offs in the same period of 2008. The annualized net charge-offs to average loans held-in-portfolio for the Banco Popular de Puerto Rico operations was 2.26% for the quarter ended March 31, 2009, compared with 1.46% in the same quarter of the previous year.

•	higher non-interest income by $133.1 million, or 75%, mainly due to a favorable variance in the caption of net gain on sale and valuation adjustments of investment securities, principally associated with the sale of $3.4 billion of investment securities by Banco Popular de Puerto Rico during the first quarter of 2009, partially offset by the gain on the redemption of Visa shares in 2008, as previously explained in the Non-Interest Income section of this MD&A. This favorable variance was offset in part by lower trading account profits by $6.5 million, principally related to the mortgage banking operations, and lower other service fees by $5.0 million, mostly as a result of lower income from the sale and administration of investment products and credit card fees. As explained in Note 24 to the financial statements, management distributes a proportionate share of the investment function of BPPR between the commercial banking and the consumer and retail banking businesses of BPPR. In the additional disclosures of the Banco Popular de Puerto Rico reportable segment presented in Note 24, the capital gain specifically related to the sale of the investment securities available-for-sale in the quarter ended March 31, 2009 was distributed $50.7 million ($43.1 million after tax) to the commercial banking business and $132.0 million ($112.2 million after tax) to the consumer and retail banking business of BPPR.

•	higher operating expenses by $0.4 million, or less than 1%. The increase in pension plan expenses and health insurance costs were significantly offset by lower incentive compensation and commissions as previously explained in the Operating Expenses section of this MD&A.

•	lower income taxes by $25.6 million due to an income tax benefit of $3.1 million in the first quarter of 2009 compared to an income tax expense of $22.5 million in the same quarter of the previous year. The variance was due to higher income subject to capital gain preferential tax rate and an adjustment of $10.3 million to increase the deferred tax asset as a result of the change in tax rate from 39% to 40.95%. Refer to the Income Taxes section of this MD&A.
EVERTEC
EVERTEC’s net income for the quarter ended March 31, 2009 totaled $9.9 million, a decrease of 16% compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended March 31, 2009, when compared with the first quarter of 2008, included:
•	lower non-interest income by $8.2 million, or 12%, primarily due to lower gain on sales of securities of $7.6 million as a result of the gain on redemption of Visa shares of common stock held by ATH Costa Rica during the first quarter of 2008;

•	lower operating expenses by $5.9 million, or 11%, primarily due to lower personnel, professional fees and other operating expenses; and

•	lower income tax expense by $0.4 million, or 7%.
Banco Popular North America
Banco Popular North America reported a net loss of $213.5 million for the quarter ended March 31, 2009, compared to a net loss of $2.0 million for the first quarter of 2008. The main factors that contributed to the quarterly variance in this reportable segment included:
•	lower net interest income by $18.9 million, or 20%, which was mainly due to lower interest income on loans, principally commercial loans, partially offset by a reduction in deposit expenses, including internet deposits;

•	higher provision for loan losses by $162.5 million, principally as a result of higher general reserve requirements for commercial loans, construction loans, U.S. non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired under SFAS No. 114. There were higher net charge-offs in construction loans by $20.9 million, mortgage loans by $20.6 million, commercial loans by $18.4 million and consumer loans by $17.6 million. As of March 31, 2009, there were $369 million of SFAS No. 114 impaired loans in the Banco Popular North America reportable segment with a related allowance for loan losses of $100 million, compared to $77 million and $11 million, respectively, at March 31, 2008. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-performing loans in this reportable segment by $318 million, when compared to March 31, 2008. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular North America reportable segment was 4.68% as of March 31, 2009, compared with 1.51% as of March 31, 2008. The provision for loan losses represented 201% of net charge-offs for the first quarter of 2009, compared with 178% of net charge-offs in the same period of 2008. The annualized net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 4.50% for the quarter ended March 31, 2009, compared with 1.32% in the same quarter of the previous year.

•	lower non-interest income by $50.1 million, or 93%, mainly due to losses on sale of loans and valuation adjustments of $20.5 million compared to gains of $14.0 million during the first quarter of 2008. The losses in the first quarter of 2009 were related to the aforementioned sale of $0.3 billion in loans by Popular Equipment Finance. As explained in the Non-Interest Income section of this MD&A, there were also lower gains on the sale of loans by E-LOAN.

•	lower operating expenses by $14.2 million, or 15%. E-LOAN’s expenses were reduced by $10.4 million principally in personnel costs, professional fees, business promotion, equipment expenses, communications, amortization of intangibles and net occupancy expenses. Also contributing to this variance were lower personnel costs by $3.3 million and other operating expenses at the banking subsidiary. Refer to the Restructuring Plans section of this MD&A for details on the costs incurred to date related to the BPNA and E-LOAN restructuring plans.

•	higher income tax benefit of $5.8 million was mainly due to a reversal of a portion of the DTA valuation allowance recognized in 2008 because on an income tax reimbursement that pertained to carryback losses from previous years, as described in the Income Taxes section of this MD&A.
FINANCIAL CONDITION
Assets
As of March 31, 2009 total assets were $37.7 billion, which included $12 million from the discontinued operations, compared to $38.9 billion and $13 million, respectively, at December 31, 2008. Total assets at March 31, 2008 were $41.8 billion. The decline from December 31, 2008 to March 31, 2009 was primarily due to the sale of investment securities and lower volume of loans. Total assets as of March 31, 2008 included $2.1 billion pertaining to PFH. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statements of condition.
Table E provides a breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity on a combined basis. Notes 6 and 7 to the consolidated financial statements provide additional information by investment categories of the unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
TABLE E
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	March 31,	December 31,		March 31,
(In millions)	2009	2008	Variance	2008	Variance

U.S. Treasury securities	$32.4	$502.1	($469.7)	$482.0	($449.6)
Obligations of U.S. Government sponsored entities	1,682.6	4,808.5	(3,125.9)	5,025.9	(3,343.3)
Obligations of Puerto Rico, States and political subdivisions	382.6	385.7	(3.1)	176.1	206.5
Collateralized mortgage obligations	1,762.3	1,656.0	106.3	1,349.2	413.1
Mortgage-backed securities	3,170.7	848.5	2,322.2	958.6	2,212.1
Equity securities	9.3	10.1	(0.8)	28.7	(19.4)
Others	243.2	8.3	234.9	13.9	229.3

Total	$7,283.1	$8,219.2	($936.1)	$8,034.4	($751.3)

The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios from December 31, 2008 to the end of the first quarter of 2009 was mainly associated with the aforementioned sale of $3.4 billion from the investment securities available for sale portfolio, principally of U.S. agency securities (FHLB notes), and maturities of securities. The Corporation invested $2.3 billion during the quarter ended March 31, 2009, primarily in GNMA mortgage-backed securities.
The impact of the restructuring of the investment securities portfolio was to:
•	Strengthen common equity by realizing a gain that was subject to market risk, if bond prices were to decline;

•	Increase the Corporation’s regulatory capital ratios;

•	Redeploy most of the proceeds in securities with a risk weighting of 0% for regulatory capital purposes, as compared to the 20% risk-weighting which applied to the FHLB notes sold; and

•	Mitigate the impact of the portfolio’s restructuring on net interest income, by reinvesting most of the sale proceeds in a higher-yielding asset class. The average yield of the securities sold was 4.09%, and the average life was 4.2 years. The GNMA mortgage-backed securities acquired have an expected average yield of approximately 4.3% and an average life of approximately 4 years.
Similar factors contributed to the decrease in investment securities from March 31, 2008 to the same date in 2009.
The Corporation holds investment securities primarily for liquidity, yield enhancement and interest rate risk management. The portfolio primarily includes very liquid, high quality debt securities. The vast majority of these investment securities, or approximately 96%, are rated the equivalent of AAA by the major rating agencies. The mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are investment grade securities, all of which are rated AAA by at least one of the three major rating agencies as of March 31, 2009. All MBS held by the Corporation and approximately 92% of the CMOs held as of March 31, 2009 are guaranteed by government sponsored entities.
As of March 31, 2009, the investment securities available-for-sale portfolio was in an unrealized net gain position of $89 million (before tax), principally from U.S. Agency and mortgage-backed securities. As shown in Note 6 to the consolidated financial statements, securities in an unrealized loss position were principally collateralized mortgage obligations. Federal agency CMOs and private label CMOs represented 92% and 8%, respectively, of the CMOs portfolio available-for-sale as of March 31, 2009. The securities that made up the private label component of the CMO portfolio available-for-sale are each rated AAA by either Moody’s and/or Standard & Poor’s rating agencies. None of the securities are on negative watch or outlook, nor have their ratings changed from their respective issuance dates. The carrying value of the private label CMOs available-for-sale as of March 31, 2009 was approximately $138 million, net of unrealized losses of $35 million. The losses related primarily to adjustable rate mortgages with lower coupons. In addition to verifying the credit ratings for the private label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates. All of these CMOs securities were found to be in good credit condition. Since no observable credit quality issues were present in the Corporation’s CMOs as of March 31, 2009, and management has the intent and ability to hold the CMOs for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments, management considered the unrealized losses to be temporary.
Money market investments increased from $795 million at December 31, 2008 to $1.4 billion at March 31, 2009 and are primarily in the form of time deposits with other banks. The funds derived principally from the proceeds from the sale of investment securities.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, at period-end, is presented in Table F. As of March 31, 2009 and December 31, 2008, total loans from the discontinued operations amounted to $7 million, all of which were accounted at fair value. PFH had $1.3 billion in loans as of March 31, 2008.
TABLE F
Loans Ending Balances (including loans held-for-sale and loans at fair value)

			Variance		Variance
			March 31, 2009		March 31, 2009
			Vs.		Vs.
(In thousands)	March 31, 2009	December 31, 2008	December 31, 2008	March 31, 2008	March 31, 2008

Commercial	$13,412,344	$13,687,060	($274,716)	$13,713,952	($301,608)
Construction	2,156,435	2,212,813	(56,378)	1,995,416	161,019
Lease financing	773,934	1,080,810	(306,876)	1,103,418	(329,484)
Mortgage (1)	4,733,535	4,639,464	94,071	5,959,899	(1,226,364)
Consumer	4,469,944	4,648,784	(178,840)	5,158,541	(688,597)

Total loans (2)	$25,546,192	$26,268,931	($722,739)	$27,931,226	($2,385,034)

(1)	Includes residential construction loans

(2)	Loans disclosed as of March 31, 2008 include PFH’s loan portfolios. Loans reported as of March 31, 2009 and December 31, 2008 exclude the discontinued operations of PFH.

The decrease in commercial and construction loan portfolios from December 31, 2008 and March 31, 2008 to March 31, 2009 reflected the slowdown in origination activity and increased loan charge-offs as a result of the downturn in the real estate market, and deteriorated economic environment and credit quality. Also, as previously described in the Corporation’s 2008 Annual Report and in the Restructuring Plans section of this MD&A, the Corporation’s U.S. banking operations exited and downsized certain loan origination channels, thus impacting negatively the volume of loan originations.
The decline in the lease financing portfolio from December 31, 2008 to March 31, 2009 was primarily the result of the sale of a lease financing portfolio from Popular Equipment Finance, as described in the Non-Interest Income section of this MD&A. This also impacted the variance from March 31, 2008. Also, there was also a slowdown in originations in the Puerto Rico operations.
The decline in the consumer loan portfolio from December 31, 2008 to March 31, 2009 was mainly in personal and auto loans and home equity lines of credit. There was a lower volume of personal and auto loans in the Banco Popular de Puerto Rico reportable segment due to current economic conditions. Auto loan originations have reduced, but the Puerto Rico operations have maintained their market share. Furthermore, there were reductions in the consumer loan portfolio of BPNA, including E-LOAN, primarily due to the runoff mode of its auto loan portfolios and HELOCs without any concentrated lending efforts in these products. The decline in the consumer loan portfolio from March 31, 2008 to the same date in 2009 was also influenced by the decline in the loan portfolio of PFH due to the significant sales executed in 2008 and the discontinuance of the business. PFH had $154 million in consumer loans as of March 31, 2008. Furthermore, E-LOAN sold approximately $101 million in auto loans in the second quarter of 2008.
The mortgage loan portfolio as of March 31, 2009 increased 2% when compared with December 31, 2008, principally in the Banco Popular de Puerto Rico reportable segment, partially offset by a reduction at BPNA since the subsidiary ceased originating non-conventional mortgage loans as part of the BPNA Restructuring Plan. When compared with the total loan portfolio as of March 31, 2008, mortgage loans declined $1.2 billion principally due to PFH’s mortgage loan portfolio that approximated $1.0 billion as of such date.
Table G provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE G
Breakdown of Other Assets

			Variance		Variance
			March 31, 2009		March 31, 2009
			Vs.		Vs.
	March 31,	December 31,	December 31,	March 31,	March 31,
(In thousands)	2009	2008	2008	2008	2008

Net deferred tax assets (net of valuation allowance)	$364,499	$357,507	$6,992	$694,431	($329,932)
Bank-owned life insurance program	226,695	224,634	2,061	217,589	9,106
Prepaid expenses	121,293	136,236	(14,943)	175,207	(53,914)
Derivative assets	100,809	109,656	(8,847)	82,285	18,524
Investments under the equity method	94,691	92,412	2,279	103,418	(8,727)
Trade receivables from brokers and counterparties	46,533	1,686	44,847	412,878	(366,345)
Securitization advances and related assets	—	—	—	229,994	(229,994)
Others	222,558	193,466	29,092	194,873	27,685

Total	$1,177,078	$1,115,597	$61,481	$2,110,675	($933,597)

Note: Other assets from discontinued operations at March 31, 2009 and December 31, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition. Other assets of the PFH operations as of March 31, 2008, which are included in the table above, amounted to $603 million, and consisted principally of $338 million in deferred tax assets and $230 million in securitization advances and related assets.

The decline in other assets from March 31, 2008 to the same date in 2009 was principally as a result of PFH. Refer to the footnote in Table G for the main components of PFH’s other assets. PFH’s securitization advances and related assets were part of the sale effectuated in the fourth quarter of 2008. The reduction in the deferred tax assets was the result of recording in 2008 a full valuation allowance on the deferred tax assets of the Corporation’s U.S. operations as described in Note 20 to the consolidated financial statements. The trade receivables from brokers and counterparties consisted primarily of mortgage-backed securities sold prior to quarter-end March 31, 2008, with a settlement date in April 2008.

Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets as of March 31, 2009 and December 31, 2008 is included in Table H as follows:
TABLE H
Financing to Total Assets

			% increase (decrease) from	% of total assets
	March 31,	December 31,	December 31, 2008 to	March 31,	December 31,
(Dollars in millions)	2009	2008	March 31, 2009	2009	2008

Non-interest bearing deposits	$4,372	$4,294	1.8%	11.6%	11.1%
Interest-bearing core deposits	15,707	15,647	0.4	41.7	40.2
Other interest-bearing deposits	7,070	7,609	(7.1)	18.7	19.6
Federal funds and repurchase agreements	2,882	3,552	(18.9)	7.6	9.1
Other short-term borrowings	29	5	480	0.1	—
Notes payable	3,399	3,387	0.4	9.0	8.7
Others	1,118	1,121	(0.3)	3.0	2.9
Stockholders’ equity	3,132	3,268	(4.2)	8.3	8.4

A breakdown of the Corporation’s deposits at period-end is included in Table I.
TABLE I
Deposits Ending Balances

			Variance		Variance
	March 31,	December 31,	March 31, 2009 Vs.	March 31,	March 31, 2009 Vs.
(In thousands)	2009	2008	December 31, 2008	2008	March 31, 2008

Demand deposits *	$4,936,682	$4,849,387	$87,295	$4,789,983	$146,699
Savings, NOW and money market deposits	9,744,582	9,554,866	189,716	10,019,208	(274,626)
Time deposits	12,468,503	13,145,952	(677,449)	12,157,523	310,980

Total	$27,149,767	$27,550,205	($400,438)	$26,966,714	$183,053

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit totaled $2.7 billion as of March 31, 2009, $3.1 billion as of December 31, 2008 and $2.5 billion as of March 31, 2008. As of March 31, 2009, brokered certificates of deposits represented 10% of total deposits, compared with 11% as of year-end 2008. Brokered certificates of deposit, which are typically sold through an intermediary to small retail investors, provide access to longer-term funds that are available in the market area and provide the ability to raise additional funds without pressuring retail deposit pricing, but are more interest rate sensitive and, therefore, generally considered a less stable source of funding. Besides the reduction in time deposits because of a lower volume of brokered certificates of deposit, there was also a decline in the volume of time deposits gathered through the internet platform of E-LOAN. The decline in savings, NOW and money market deposits from March 31, 2008 was principally related to internet deposits. During 2008, management took actions to lower the rates paid on certain deposits, including internet deposits, in part associated with the decline in rates by the FED.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. For purposes of defining core deposits, the Corporation excludes brokered certificates of deposits with denominations under $100,000. The Corporation’s core deposits totaled $20.1 billion, or 74% of total deposits, at March 31, 2009, compared to $19.9 billion and 72% at December 31, 2008 and $19.8 billion or 73% at March 31, 2008.

The distribution of certificates of deposit with denominations of $100 thousand and over at March 31, 2009 was as follows:

(In millions)

3 months or less	$2,094
3 to 6 months	956
6 to 12 months	720
Over 12 months	684

$4,454

As of March 31, 2009, borrowed funds totaled $6.3 billion, compared with $6.9 billion at December 31, 2008 and $10.4 billion at March 31, 2008. Refer to Note 13 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates. As previously indicated, the decline in borrowings from December 31, 2008 was directly related to the decline in earning assets; primarily investment securities which had been financed with repurchase transactions. The decline in borrowings from March 31, 2008 to the same date in 2009 was due to lower financing requirements as a result of the sale of PFH assets and other loan portfolios in 2008. Also, the reduction was the result of a general reduction in asset size given the maturities of investment securities. From 2008 to 2009, the Corporation has placed less reliance on short-term borrowings, principally advances from Federal Home Loan Banks and under credit facilities with other financial institutions.
Stockholders’ equity totaled $3.1 billion as of March 31, 2009, compared with $3.3 billion as of December 31, 2008, and $3.5 billion as of March 31, 2008. The decrease in stockholders’ equity from December 31, 2008 to March 31, 2009 reflects lower unrealized gains on securities available-for-sale by $101 million. These unrealized gains, net of tax, amounted to $73 million at March 31, 2009, compared to unrealized gains of $174 million at December 31, 2008. The unfavorable variance in total stockholders’ equity was also due to the net loss of $52.5 million reported during the first quarter of 2009 as well as the impact of the dividends declared on preferred and common stock amounting to $22.6 million for the quarter ended March 31, 2009. The unfavorable variances from December 31, 2008 were partially offset by a positive change of $38.5 million in the underfunding of the pension and postretirement plans that resulted from the pension plan’s freeze in 2009. Refer to the consolidated statements of condition and of changes in stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at March 31, 2009, December 31, 2008 and March 31, 2008. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
On February 19, 2009, the Board of Directors of the Corporation resolved to retire 13,597,261 shares of the Corporation’s common stock, $6.00 par value per share that were held by the Corporation as treasury shares. It is the Corporation’s accounting policy to account, at retirement, for the excess of the cost of the treasury stock over its par value entirely to surplus. The impact of the retirement is depicted in the Consolidated Statement of Changes in Stockholders’ Equity. This transaction did not have an impact on the Corporation’s cash flows.
As described in the Overview section of this MD&A, in February 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.02 cents per common share. The new dividend payment rate represents a reduction of 75 percent from its previous quarterly dividend payment rate of $0.08 cents per common share. This reduction will help preserve approximately $68 million in capital per year.
Refer to Item 1A. Risk Factors on Item II of this Form 10-Q for a description of the ranking, limitations and considerations for the payment of dividends on the Corporation’s shares of preferred and common stock. You may also refer to Note 15 to these consolidated financial statements for additional information on the classes of shares.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2009, December 31, 2008, and March 31, 2008 are presented on Table J. As of such dates, BPPR and BPNA were all well-capitalized.
TABLE J
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008

Risk-based capital
Tier I capital	$3,210,878	$3,272,375	$3,085,829
Supplementary (Tier II) capital	368,693	384,975	407,584

Total capital	$3,579,571	$3,657,350	$3,493,413

Risk-weighted assets
Balance sheet items	$25,494,204	$26,838,542	$29,059,391
Off-balance sheet items	3,280,294	3,431,217	3,238,330

Total risk-weighted assets	$28,774,498	$30,269,759	$32,297,721

Average assets	$37,610,007	$38,702,787	$41,548,982

Ratios:
Tier I capital (minimum required — 4.00%)	11.16%	10.81%	9.55%
Total capital (minimum required — 8.00%)	12.44	12.08	10.82
Leverage ratio *	8.54	8.46	7.43

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

As of March 31, 2009, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,301,960, Tier I Capital of $1,150,980, and Tier I Leverage of $1,128,300 based on a 3% ratio or $1,504,400 based on a 4% ratio according to the Bank’s classification.
Regulatory capital requirements for banking institutions are based on Tier I and Total capital, which include both common stock and certain qualifying preferred stock. Nonetheless, as overall economic conditions in general and credit quality in particular have continued to worsen, there has been an increasing regulatory and market focus on the tangible common equity of banking institutions. Refer to the Overview section in this MD&A for information on the Corporation’s tangible common equity and tangible common equity ratios as of March 31, 2009, December 31, 2008 and March 31, 2008. Also, refer to Item 1A. Risk Factors on Item II of this Form 10-Q for relevant risk factors associated with the potential need to raise additional capital.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of March 31, 2009 (December 31, 2008 — $392 million; March 31, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2009 and 2008.
Subsequent events
At the Annual Meeting of Stockholders of Popular, Inc. held on May 1st, 2009, the stockholders approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock of the Corporation from 470,000,000 shares to 700,000,000 shares.
At the annual meeting, the stockholders also approved an amendment to the Corporation’s Certificate of Incorporation to decrease the par value of the common stock of the Corporation from $6.00 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock will have no effect on the total dollar value of the Corporation’s stockholders’ equity. As of March 31, 2009, the par value of the Corporation’s common stock is reflected in the consolidated statement of condition by an amount equal to the number of shares of common stock issued and outstanding multiplied by the par value of $6.00. Upon filing the amendment to the Corporation's Certificate of Incorporation to decrease the par value of the common stock from $6.00 per share to $0.01 par value per share, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (paid-in capital). This reclassification from common stock to surplus will be reflected prospectively commencing with the consolidated statement of condition as of June 30, 2009. There will be no other effect on the Corporation’s financial statements.
DISCONTINUED OPERATIONS
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings in 2008 by selling substantially all assets and closing service branches and other units. As of March 31, 2009, the Corporation continues its plans to dispose of any remaining assets of PFH.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of March 31, 2009 and December 31, 2008 and as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Prior periods presented in the consolidated statement of operations, as well as note disclosures covering income and expense amounts included in the accompanying notes to the consolidated financial statements, were retrospectively adjusted for comparative purposes. The consolidated statement of condition and related amounts in the notes to the consolidated financial statements for the quarter ended March 31, 2008 do not reflect the reclassification of PFH’s assets / liabilities to discontinued operations.
Total assets of the PFH discontinued operations amounted to $12 million as of March 31, 2009, compared to $13 million as of December 31, 2008. PFH’s total assets amounted to $2.1 billion as of March 31, 2008, principally consisting of $1.3 billion in loans, of which $927 million were accounted at fair value pursuant to SFAS No. 159, and $338 million in deferred tax assets, $230 million in servicing advances and related assets, and $68 million in mortgage servicing rights. As disclosed in the 2008 Annual Report, the Corporation substantially sold these assets in late 2008. As of March 31, 2008, all loans and borrowings recognized at fair value pursuant to SFAS No. 159 pertained to the discontinued operations of PFH.
Assets held by the PFH discontinued operations as of March 31, 2009 consisted principally of $7 million in loans measured at fair value with an unpaid principal balance of $58 million.
The following table provides financial information for the discontinued operations for the quarter ended March 31, 2009 and 2008.

	Quarter ended
($ in millions)	March 31, 2009	March 31, 2008

Net interest income	$0.9	$21.4
Provision for loan losses	—	7.0
Non-interest income	1.8	43.2
Operating expenses	6.0	49.2
Loss on disposition during the period	—	—

Pre-tax (loss) income from discontinued operations	(3.3)	8.4
Income tax expense	6.6	4.4

(Loss) income from discontinued operations, net of tax	($9.9)	$4.0

Management implemented a series of actions in 2008 to downsize and eventually discontinue the PFH operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced execution in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH

Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans. The following sections provide information on the PFH restructuring plans.
PFH Discontinuance Restructuring Plan
During the quarter ended March 31, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

Restructuring
(In thousands)	costs

Quarter ended:
March 31, 2009	$895 (a)

Total	$895

(a)	Severance, retention bonuses and other employee benefits

As of March 31, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended March 31, 2009	—	895	895

Total	$3,916	$5,019	$8,935

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations.
The following table presents the activity in the accrued balances for the PFH Discontinuance Plan during 2009.

(In thousands)	Restructuring costs

Balance as of January 1, 2009	$3,428
Charges	895
Cash payments	(1,711)

Balance as of March 31, 2009	$2,612

PFH continues to employ 99 FTEs that are primarily providing loan portfolio servicing to affiliated companies and other FTEs that have been retained for a transition period. Additional restructuring costs could be incurred during 2009, but these are not expected to be significant to the Corporation’s results of operations.

PFH Branch Network Restructuring Plan
The PFH Branch Network Restructuring Plan resulted from the closure of Equity One’s consumer service branches during the first quarter of 2008. The Corporation did not incur and does not expect to incur additional restructuring costs related to the PFH Branch Network Restructuring Plan for the year 2009.
The following table presents the activity in the accrued balances for the PFH Branch Network Restructuring Plan during 2009.

Restructuring
(In thousands)	costs

Balance as of January 1, 2009	$1,879
Charges	—
Cash payments	(734)

Balance as of March 31, 2009	$1,145

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Credit quality performance continued to be under pressure during the first quarter of 2009. More generally, all of the Corporation’s loan portfolios have been affected by the sustained economic weakness of the markets in which the Corporation operates and the impact of higher unemployment rates.
The allowance for loan losses is management’s estimate of credit losses inherent in the loans held-in-portfolio at the balance sheet date. Table K summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters ended March 31, 2009 and 2008.
TABLE K
Allowance for Loan Losses and Selected Loan Losses Statistics

	First Quarter
(Dollars in thousands)	2009		2008		Variance

Balance at beginning of period	$882,807		$548,832		$333,975
Provision for loan losses	372,529		161,236		211,293

	1,255,336		710,068		545,268

Losses charged to the allowance:
Commercial	48,827		31,146		17,681
Construction	44,808		—		44,808
Lease financing	5,946		5,632		314
Mortgage	31,593		9,206		22,387
Consumer	83,398		56,511		26,887

	214,572		102,495		112,077

Recoveries:
Commercial	7,491		2,852		4,639
Construction	—		—		—
Lease financing	988		702		286
Mortgage	445		157		288
Consumer	7,437		6,173		1,264

	16,361		9,884		6,477

Net loans charged-off:
Commercial	41,336		28,294		13,042
Construction	44,808		—		44,808
Lease financing	4,958		4,930		28
Mortgage	31,148		9,049		22,099
Consumer	75,961		50,338		25,623

	198,211		92,611		105,600

Write-downs related to loans transferred to loans held-for-sale	—		2,942		(2,942)
Change in allowance for loan losses from discontinued operations (1)	—		(35,136)		35,136

Balance at end of period	$1,057,125		$579,379		$477,746

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	3.12%		1.42%
Provision to net charge-offs	1.88	x	1.74	x

(1)	A negative amount represents lower provision for losses recorded during the period compared to net charge-offs.

Table L presents annualized net charge-offs to average loans held-in-portfolio for the quarters ended March 31, 2009 and 2008 by loan category.
TABLE L
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended March 31,
	2009	2008

Commercial	1.22%	0.84%
Construction	8.16	—
Lease financing	2.73	1.80
Mortgage	2.83	0.78
Consumer	6.63	4.07

	3.12%	1.42%

The increase in commercial loans net charge-offs for the quarter ended March 31, 2009, compared to the same quarter in the previous year, was mostly associated with the deteriorating economic conditions in the United States, an economy that is experiencing a recessionary cycle. Credit deterioration trends have been reflected across all industry sectors. The Banco Popular North America reportable segment had a ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio of 1.76% for the first quarter of 2009, compared with 0.57% for the same quarter in the previous year. The ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 0.78% for the quarter ended March 31, 2009, compared to 1.02% for the first quarter of 2008. Commercial net charge-offs recorded during the first quarter of 2009 were mainly related to credits with specific reserves under SFAS No. 114.
The increase in construction loans net charge-offs for the quarter ended March 31, 2009, compared to the same quarter in the previous year, was related to the Corporation’s Puerto Rico and U.S. mainland operations which have been impacted by credit deterioration trends that have had a particular impact in the construction sector as a result of unprecedented reduced absorption levels. The most significant reserves for impaired loans during the first quarter of 2009 pertain to particular construction borrowers. The construction loans net charge-offs for the quarter ended March 31, 2009 in the Puerto Rico operations reflected an increase of $23.9 million. The Corporation also recorded net charge-offs of $20.9 million during the quarter ended March 31, 2009 at BPNA. Construction net charge-offs recorded during the first quarter of 2009 were mainly related to credits with specific reserves under SFAS No. 114. Management has identified construction loans considered impaired under SFAS No. 114 and established specific reserves based on the value of the collateral.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio for the continuing operations increased primarily in the U.S. mainland operations. The Banco Popular North America reportable segment reported a ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio of 6.97% for the first quarter of 2009, compared with 1.99% for the same quarter in the previous year. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. As a result of higher delinquency and net charge-offs, BPNA recorded a higher provision for loan losses in the first quarter of 2009 to cover for inherent losses in this portfolio. The general level of property values in the U.S., as measured by several indexes widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality of the Corporation’s U.S. mortgage loan portfolio because the value of the homes underlying the loans is the primary source of repayment in the event of foreclosure. As indicated in the Restructuring Plans section of this MD&A, the Corporation is no longer originating non-conventional mortgage loans at BPNA during 2009. Mortgage loans net charge-offs in the Banco Popular de Puerto Rico reportable segment amounted to $2.0 million for the first quarter of 2009, compared to net charge-offs of $0.5 million in the same quarter of the previous year. The slowdown in the housing sector in Puerto Rico has increased pressure on home prices and reduced sale activity. The ratio of mortgage loan net charge-offs to average mortgage loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 0.29% for the quarter ended March 31, 2009, compared with 0.07% for the same quarter in the previous year. BPPR’s mortgage loans are primarily fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans. However, BPPR has not experienced significant increases in losses to date.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose mostly due to higher delinquencies in the U.S. mainland and in Puerto Rico. Consumer loans net charge-offs in the BPNA reportable segment rose for the quarter ended March 31, 2009, when compared with the same quarter in the previous year, by $17.6 million. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular North America reportable segment was 10.75% for the quarter ended March 31, 2009, compared to 4.32% for the first quarter of 2008. This increase was principally related to home equity lines of credit and second lien mortgage loans, which are categorized by the Corporation as consumer loans. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage. The deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs. E-LOAN represented approximately $14.3 million of that increase in the net charge-offs in consumer loans held-in-portfolio for the BPNA reportable segment. E-LOAN has ceased originating these types of loans. Consumer loans net charge-offs in the Banco Popular de Puerto Rico reportable segment rose for the quarter ended March 31, 2009, when compared with the same quarter in the previous year, by $8.0 million. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 5.14% for the quarter ended March 31, 2009, compared with 3.98% for the same quarter of 2008.

NON-PERFORMING ASSETS
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table M. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2008 Annual Report.
TABLE M
Non-Performing Assets

					$ Variance			$ Variance
		As a		As a	March 31,		As a	March 31,
		percentage		percentage	2009		percentage	2009
		of loans		of loans	Vs.		of loans	Vs.
	March 31,	HIP (1)	December 31,	HIP (1)	December 31,	March 31,	HIP (1)	March 31,
(Dollars in thousands)	2009 (2)	by category	2008 (2)	by category	2008	2008 (3)	by category	2008

Commercial	$524,577	3.9%	$464,802	3.4%	$59,775	$329,811	2.4%	$194,766
Construction	435,383	20.2	319,438	14.4	115,945	171,048	8.6	264,335
Lease financing	13,270	1.8	11,345	1.5	1,925	11,757	1.1	1,513
Mortgage	352,812	7.8	338,961	7.6	13,851	210,766	4.3	142,046
Consumer	77,860	1.7	68,263	1.5	9,597	57,372	1.2	20,488

Total non-performing loans	1,403,902	5.6%	1,202,809	4.7%	201,093	780,754	2.9%	623,148
Other real estate	95,773		89,721		6,052	85,277		10,496

Total non-performing assets	$1,499,675		$1,292,530		$207,145	$866,031		$633,644

Accruing loans past due 90 days or more	$214,938		$150,545		$64,393	$116,711		$98,227

Non-performing assets to total assets	3.98%		3.32%			2.07%
Allowance for loan losses to loans held-in-portfolio	4.19		3.43			2.18
Allowance for loan losses to non-performing assets	70.49		68.30			66.90
Allowance for loan losses to non-performing loans	75.30		73.40			74.21

(1)	HIP = “held-in-portfolio”

(2)	Amounts as of March 31, 2009 and December 31, 2008 exclude assets from discontinued operations. Non-performing loans and other real estate from discontinued operations amounted to $3 million and $1 million, respectively, as of March 31, 2009, and $3 million and $0.9 million, respectively, as of December 31, 2008. Non-performing loans and other real estate assets from discontinued operations as of March 31, 2008 totaling $141 million and $31 million, respectively, are included in the table above.

(3)	Non-performing loans, excluding non-performing loans measured at fair value pursuant to SFAS No. 159, and other real estate assets pertaining to PFH and amounting to $141 million and $31 million, respectively, are included in the amounts disclosed as of March 31, 2008. Non-performing loans measured at fair value pursuant to SFAS No. 159 amounted to $110 million as of March 31, 2008.

The allowance for loan losses increased from December 31, 2008 to March 31, 2009 by $174 million. The allowance for loan losses represented 4.19% of loans held-in-portfolio at March 31, 2009, compared with 3.43% at December 31, 2008. The increase from December 31, 2008 to March 31, 2009 was mainly attributed to reserves for commercial and construction loans due to the continued deterioration in economic conditions both in Puerto Rico and the U.S. mainland. Credit deterioration trends have been reflected across all industry sectors, but particularly in the construction sector as a result of unprecedented reduced absorption levels. The most significant reserves for impaired loans during the first quarter of 2009 pertain to particular construction borrowers. Also, the Corporation recorded higher reserves to cover inherent losses in the non-conventional residential mortgages and the home equity lines of credit portfolios of the U.S. mainland operations. The persistent declines in residential real estate values, combined with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have resulted in higher delinquencies and losses in these U.S. portfolios.
During the quarter ended March 31, 2009, the Corporation recorded $129 million in provision for loans classified as impaired under SFAS No. 114. As of March 31, 2009, there were $1.1 billion of SFAS No. 114 impaired loans with a related specific allowance for loan losses of $279 million, compared with impaired loans of $898 million and a specific allowance of $195 million as of December 31, 2008. The allowance for loan losses for commercial and construction credits has been increased based on proactive identification of risk and thorough borrower analysis.

Historically, the Corporation’s loss experience with real estate construction loans has been relatively low due to the sufficiency of the underlying real estate collateral. In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of allowance for loan losses. Management has increased the allowance for loan losses in the construction sector mainly through specific reserves for the loans considered impaired under SFAS No. 114.
Non-performing assets attributable to the continuing operations totaled $1.5 billion as of March 31, 2009, compared with $1.3 billion as of December 31, 2008. The increase in non-performing assets from December 31, 2008 to March 31, 2009 was primarily related to increases in commercial and construction loans. Non-performing commercial and construction loans increased from December 31, 2008 to March 31, 2009 primarily in the Banco Popular de Puerto Rico reportable segment by $59 million and in the Banco Popular North America reportable segment by $117 million.
The increase in non-performing commercial loans from December 31, 2008 to March 31, 2009 resulted from the continuous downturn in the U.S. economy and the recessionary economy in Puerto Rico that is now in its fourth year. The percentage of non-performing commercial loans to commercial loans held-in-portfolio rose from 3.4% as of December 31, 2008 to 3.9% as of March 31, 2009. Non-performing commercial loans increased from December 31, 2008 to March 31, 2009 primarily in the Banco Popular North America reportable segment by $42 million and in the Banco Popular de Puerto Rico reportable segment by $18 million. There was one commercial loan relationship greater than $10 million in non-accrual status as of March 31, 2009 pertaining to the Puerto Rico operations.
Non-performing construction loans increased $116 million from the end of 2008 to March 31, 2009 primarily in the Banco Popular North America reportable segment by $75 million and in the Banco Popular de Puerto Rico reportable segment by $41 million. The construction loans in non-performing status are primarily residential real estate construction loans which have been adversely impacted by general market economic conditions, decreases in property values, the tightening of credit origination standards and oversupply in certain areas. There were twelve construction loan relationships greater than $10 million in non-accrual status as of March 31, 2009, compared with six as of December 31, 2008. Historically, the Corporation’s loss experience with real estate construction loans has been relatively low due to the sufficiency of the underlying real estate collateral. In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of the allowance for loan losses. Construction loans considered impaired under the Corporation’s criteria for SFAS 114 amounted to $615 million as of March 31, 2009, compared with $375 million as of December 31, 2008. The specific reserves for impaired construction loans amounted to $177 million as of March 31, 2009 and $120 million as of December 31, 2008.
Non-performing mortgage loans held-in-portfolio from December 31, 2008 to March 31, 2009 increased by $14 million. Mortgage loans net charge-offs in the Banco Popular de Puerto Rico reportable segment for the three months ended March 31, 2009 amounted to approximately $2.0 million. Banco Popular de Puerto Rico reportable segment’s mortgage loan portfolio averaged approximately $2.7 billion for the quarter ended March 31, 2009. Mortgage loans net charge-offs in the Banco Popular North America reportable segment amounted to $29.1 million for the quarter ended March 31, 2009, an increase of $20.6 million compared to the results for the same period of the previous year. This increase was related to the slowdown in the United States housing sector. The higher level of non-performing residential mortgage loans was principally attributed to Banco Popular North America’s non-conventional mortgage business and Puerto Rico’s residential mortgage portfolio. BPNA’s non-conventional mortgage loan portfolio outstanding as of March 31, 2009 approximated $1.2 billion. Banco Popular North America’s non-conventional mortgages reported a total of $110 million worth of loan modifications as of March 31, 2009. These modifications were considered trouble debt restructurings (“TDR”) since they involved granting a concession to borrowers under financial difficulties. Although SFAS No. 114 excludes large groups of smaller-balance homogenous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDR. These TDR mortgage loans were evaluated for impairment resulting in a reserve of $22 million at March 31, 2009.
The increase in non-performing consumer loans as of March 31, 2009, when compared to December 31, 2008, was principally associated with the Banco Popular North America reportable segment. E-LOAN reported an increase of $6 million. The increase in the U.S. mainland non-performing consumer loans is mainly attributed to the home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans.

With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans.
Other real estate, which represents real estate property acquired through foreclosure, increased by $6 million from December 31, 2008 to March 31, 2009. This increase was principally due to an increase in the Banco Popular de Puerto Rico reportable segment by $10 million. This increase was partially offset by a decrease of $4 million in other real estate pertaining to the Banco Popular North America reportable segment. With the slowdown in the housing market, there is a continued economic deterioration in certain geographic areas, which also has a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of units on hand.
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
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance for loan losses level as of March 31, 2009 reflects the prevailing negative economic outlook, and increased specific reserves for commercial, construction and troubled debt restructured mortgage loans considered impaired under SFAS No. 114.
The methodology used to establish the allowance for loan losses is based on SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5 “Accounting for Contingencies.” Under SFAS No. 114, up to December 31, 2008, the Corporation defined as impaired loans those commercial borrowers with outstanding debt of $250,000 or more and with interest and /or principal 90 days or more past due. Also, specific commercial borrowers with outstanding debt of over $500,000 and over were deemed impaired when, based on current information and events, management considered that it was probable that the debtor would be unable to pay all amounts due according to the contractual terms of the loan agreement. As of March 31, 2009, the Corporation continues to apply the same definition except that it prospectively increased the threshold of outstanding debt to $1,000,000 in the identification of newly impaired commercial and construction loans. Although SFAS No. 114 excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered troubled debt restructurings be analyzed under its provisions. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired commercial loans is part of the Corporation’s overall allowance for loan losses. SFAS No. 5 provides for the recognition of a loss allowance for groups of homogeneous loans. To determine the allowance for loan losses under SFAS No. 5, the Corporation applies a historic loss and volatility factor to specific loan balances segregated by loan type and legal entity. For subprime mortgage loans, the allowance for loan losses is established to cover at least one year of projected losses which are inherent in these portfolios.

The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2009, December 31, 2008 and March 31, 2008 were:

	March 31, 2009		December 31, 2008		March 31, 2008
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$903.1	$279.2	$664.9	$194.7	$244.5	$91.6
No valuation allowance required	238.6	—	232.7	—	205.3	—

Total impaired loans	$1,141.7	$279.2	$897.6	$194.7	$449.8	$91.6

With respect to the $238.6 million portfolio of impaired commercial loans (including construction) for which no allowance for loan losses was required as of March 31, 2009, management followed SFAS No. 114 guidance. As prescribed by SFAS No. 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $238.6 million impaired commercial loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of March 31, 2009.
Average impaired loans during the first quarter of 2009 and 2008 were $1.0 billion and $380 million, respectively. The Corporation recognized interest income on impaired loans of $4.2 million and $1.6 million for the quarters ended March 31, 2009 and 2008.
In addition to the non-performing loans included in Table M, there were $388 million of performing loans as of March 31, 2009, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. As of December 31, 2008 and March 31, 2008, these potential problem loans approximated $206 million and $65 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing, adjusted non-performing assets would have been $1.4 billion as of March 31, 2009 and $1.2 billion as of December 31, 2008.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $7.0 billion as of March 31, 2009, $7.1 billion as of December 31, 2008, and $8.1 billion as of March, 2008. Commercial letters of credit and stand-by letters of credit amounted to $18 million and $189 million, respectively, as of March 31, 2009; $19 million and $181 million, respectively, as of December 31, 2008; and $15 million and $172 million as of March 31, 2008.
The Corporation maintains a reserve of approximately $17 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2008 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 24 to the consolidated financial statements.
As of March 31, 2009, the Corporation had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million are uncommitted lines of credit. Of these total credit facilities granted, $926 million in loans were outstanding as of March 31, 2009. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of March 31, 2009, the Corporation had outstanding $383 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $360 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $45 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade. At March 31, 2009, the Puerto Rico Commonwealth Appropriation Bonds represented approximately $5 million in unrealized losses in the Corporation’s portfolio of investment securities available-for-sale. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
As further detailed in Notes 6 and 7 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by Ginnie Mae. In addition, $259 million of residential mortgages and $412 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2009.
FAIR VALUE MEASUREMENT
The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy as required by SFAS No. 157, and the level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. No significant degree of judgment for these valuations is needed, as they are based on quoted prices that are readily available in an active market.

•	Level 2— Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best available information, which might include the Corporation’s own data such as internally- developed models and discounted cash flow analyses. Assessments with respect to assumptions that market participants would use are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.

The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives and mortgage servicing rights. From time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.
Refer to Note 12 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by SFAS No. 157. As of March 31, 2009, approximately $7.4 billion, or 94%, of the assets from continuing operations measured at fair value on a recurring basis, used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The remaining 6% were classified as Level 3 since their valuation methodology considered significant unobservable inputs. Additionally, the Corporation’s continuing operations reported $448 million of financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2009, all of which were classified as Level 3 in the hierarchy. Also, commencing in January 2009, the Corporation adopted the provisions of SFAS No. 157 for nonfinancial assets, particularly impacting other real estate. Nonfinancial assets from continuing operations reported under the guidelines of SFAS No. 157 amounted to $36 million as of March 31, 2009.
The Corporation requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value.
The estimate of fair value reflects the Corporation’s judgment regarding appropriate valuation methods and assumptions. The amount of judgment involved in estimating the fair value of a financial instrument depends on a number of factors, such as type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.
If listed prices or quotes are not available, the Corporation employs valuation models that primarily use market-based inputs including yield curves, interest rate curves, volatilities, credit curves, and discount, prepayment and delinquency rates, among other considerations. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from diminished observability of both actual trades and assumptions resulting from the lack of market liquidity for those types of loans or securities. When fair values are estimated based on modeling techniques, such as discounted cash flow models, the Corporation uses assumptions such as interest rates, prepayment speeds, default rates, loss severity rates and discount rates. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace.
Fair values are volatile and are affected by factors such as interest rates, liquidity of the instrument and market sentiment. Notwithstanding the judgment required in determining the fair value of the Corporation’s assets and liabilities, management believes that fair values are reasonable based on the consistency of the processes followed, which include obtaining external prices when possible and validating a substantial share of the portfolio against secondary pricing sources when available.
There were no significant changes in the Corporation’s investment portfolio composition or valuation methodologies as of March 31, 2009 when compared with December 31, 2008. Refer to Note 12 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the principal assets and liabilities measured at fair value as of March 31, 2009.

Trading Account Securities and Investment Securities Available-for-Sale
As of March 31, 2009, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $7.7 billion and represented 96% of the Corporation’s assets from continuing operations measured at fair value on a recurring basis. At March 31, 2009, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $28 million and $89 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified under the Level 2 category. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent only 4% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Management assesses the fair value of its portfolio of investment securities at least on a quarterly basis, which includes analyzing changes in fair value that have resulted in losses that may be considered other-than-temporary. Factors considered include, for example, the nature of the investment, severity and duration of possible impairments, industry reports, sector credit ratings, economic environment, creditworthiness of the issuers and any guarantees, and the ability to hold the security until maturity or recovery. Any impairment that is considered other-than-temporary is recorded directly in the statement of operations.
Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability measured. SFAS No. 157 quarterly analysis performed by the Corporation includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.
Most of the Corporation’s investment securities available-for-sale are classified as Level 2 in the fair value hierarchy given that the general investment strategy at the Corporation is principally “buy and hold” with little trading activity. As such, the majority of the values are obtained from third-party pricing service providers and, as indicated earlier, are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support to the valuation results.
Primary pricing sources were thoroughly evaluated for their consideration of current market conditions, including the relative liquidity of the market, and if pricing methodology rely, to the extent possible, on observable market and trade data. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, pricing provider relies on specific information, including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument.
The pricing methodology and approach of our primary pricing service providers are consistent with general market convention. When trade data is not available, pricing service providers rely on available market quotes and on their models. If for any reason, the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2009, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. Substantially all investment securities available-for-sale are priced with primary pricing service providers and are validated by an alternate pricing source with the exception of GNMA Puerto Rico Serials, which are priced using a local demand prices matrix prepared from local dealer quotes, and of local investments, such as corporate securities and mutual funds priced by local dealers. During the quarter ended March 31, 2009, the Corporation did not adjust any prices obtained from pricing services providers or broker dealers.
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are exchange-traded, such as futures and options, or are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives are classified as Level 2. Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and the Corporation’s own credit standing. The non-performance risk is determined using internally-developed models that consider the collateral held, the remaining term, and the creditworthiness of the entity that bears the risk, and uses available public data or internally-developed data related to current spreads that denote their probability of default. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $5.6 million negative adjustment as a result of the credit risk of the counterparty as of March 31, 2009. On the other hand, derivative liabilities include a $3.7 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
The financial results and capital levels of Popular, Inc. are constantly exposed to market risk. Market risk represents the risk of loss due to adverse movements in market rates or prices, which include interest rates, foreign exchange rates and equity prices; the failure to meet financial obligations coming due because of the inability to liquidate assets or obtain adequate funding; and the inability to easily unwind or offset specific exposures without significantly lowering prices because of inadequate market depth or market disruptions.
The Corporation manages interest rate risk regularly through its Asset Liability Management Committee. The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the bank’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2008 Annual Report were the same as those applied by the Corporation as of March 31, 2009.
Net interest income simulation analysis performed by legal entity and on a consolidated basis is a tool used by the Corporation in estimating the potential change in future earnings resulting from hypothetical changes in interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and expected changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.
Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future.
The Corporation usually runs its net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2010. Under a 200 basis points rising rate scenario, projected net interest income increases by $45.4 million, while under a 400 basis points rising rate scenario, projected net interest income increased by $93.0 million. These scenarios were compared against the Corporation’s flat interest rates forecast. Given the fact that as of March 31, 2009, some market interest rates were close to zero, management has focused on measuring the risk on net interest income on rising rate scenarios.

The Corporation uses the economic value of equity (“EVE”) analysis to attempt to measure the sensitivity of its assets and liabilities to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. It is a useful tool to measure long-term interest rate risk because it captures cash flows from all future periods.
EVE is estimated on a monthly basis and shock scenarios are prepared on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. As previously mentioned, given the low levels of current market rates, the Corporation will focus on measuring the risk in a rising rate scenario. Minimum EVE ratio limits, expressed as EVE as a percentage of total assets, have been established for base case and shock scenarios. In addition, management has also defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of March 31, 2009, the Corporation was in compliance with these limits.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of March 31, 2009 and December 31, 2008, the Corporation had approximately $39 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.
LIQUIDITY
For a financial institution, such as the Corporation, liquidity risk may arise whenever the institution cannot generate enough cash from either assets or liabilities to meet its obligations when they become due, without incurring material losses. Cash requirements for a financial institution are primarily made up of deposit withdrawals, contractual loan funding, the repayment of borrowings as they mature and the ability to fund new and existing investments as opportunities arise. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if markets on which it depends are subject to loss of liquidity. The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations; finance expected future growth and maintains a reasonable safety margin for cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress.
Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $27.1 billion, and funding 72% of the Corporation’s total assets as of March 31, 2009.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. These borrowings consisted primarily of FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 13 to the consolidated financial statements for the composition of the Corporation’s borrowings as of March 31, 2009. Also, refer to Note 16 to the consolidated financial statements for the Corporation’s involvement in certain commitments and guarantees as of March 31, 2009.

Federal funds purchased and assets sold under agreements to repurchase as of March 31, 2009 presented a reduction of $670 million compared with December 31, 2008, principally in repurchase agreements which declined by $525 million. This decline was associated in part to the sale of investment securities. Although the Corporation reinvested a substantial amount of the sales proceeds in mortgage-backed securities, it continues to hold some of those proceeds in time deposits subject to be reinvested in the near term.
Other than as described above, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2008.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, purchased funds, institutional borrowings and, to a lesser extent, loan sales. The principal uses of funds for the banking subsidiaries include loan and investment portfolio growth, repayment of obligations as they become due, dividend payments to the holding company, and operational needs. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“FED”), and have a considerable amount of collateral that can be used to raise funds under these facilities. Borrowings from the FHLB or the FED discount window require the Corporation to post securities or whole loans as collateral. The banking subsidiaries must maintain their FHLB memberships to continue accessing this source of funding.
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
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of March 31, 2009, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.9 billion based on assets pledged with the FHLB at that date, compared with $2.2 billion as of December 31, 2008. Outstanding borrowings under these credit facilities totaled $1.1 billion as of March 31, 2009 and December 31, 2008. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and, in the most part, do not have any callable features. Refer to Note 13 to the consolidated financial statements for additional information.
As of March 31, 2009, the banking subsidiaries had a borrowing capacity at the FED discount window of approximately $3.3 billion, which remained unused as of that date. This compares to a borrowing capacity at the FED discount window of $3.4 billion as of December 31, 2008, which was unused at that date. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this line is dependent upon the balance of loans and securities pledged as collateral.
As of March 31, 2009, management believes that the banking subsidiaries had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Bank Holding Companies
The principal sources of funding for the holding companies have included dividends received from its banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Refer to Note 25 to the consolidated financial statements for information on the amount of dividends BPPR could have declared to its parent company as of March 31, 2009 without the approval of the Federal Reserve Board. The principal uses of these funds include the repayment of maturing debt, dividend payments to shareholders and subsidiary funding through capital or debt.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America and Popular International Bank, Inc.) have in the past borrowed in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become difficult to obtain and costly due to disrupted market conditions and the reductions in the Corporation’s credit ratings. The cash needs of non-banking subsidiaries other than to repay indebtness are now minimal given that the PFH business was discontinued.
The BHCs have additional sources of liquidity available in the form of credit facilities available from affiliate banking subsidiaries and on-hand liquidity, as well as a limited amount of dividends that can be paid by the subsidiaries subject to regulatory and legal limitations, and assets that could be sold or financed.
BHCs liquidity position continues to be adequate with sufficient cash on hand or marketable securities easily convertible to cash which are expected to be enough to meet all BHCs obligations due through 2010.
Risks to Liquidity
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007. These conditions have increased our liquidity risk exposure due primarily to increased risk aversion on the part of traditional credit providers. Even though the Corporation’s management has implemented various strategies to reduce that exposure, such as reducing our usage of short-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non banking subsidiaries, continued market stress could negatively influence the availability of credit to us, as well as its cost.
Recent reductions of our credit ratings by the rating agencies could also affect our ability to borrow funds, and could substantially raise the cost of our borrowings. Some of the Corporation’s borrowings have “rating triggers” that call for an increase in their interest rate in the event of a rating downgrade. In addition, changes in our ratings could lead creditors and business counterparties to raise the collateral requirements, which could reduce our ability to raise financing. Refer to Part II — Other Information, Item 1A — Risk Factors for additional information.
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a further or deepening of the economic slowdown in Puerto Rico, the credit quality of the Corporation could be further affected and profitability may decrease as a result of higher credit costs. The substantial integration of Puerto Rico with the U.S. economy may also complicate the impact of a recession in Puerto Rico, as the U.S. recession underway, concurrently with a slowdown in Puerto Rico, may make a recovery in the local economic cycle more challenging. This was experienced in 2008 and is expected for the foreseeable future. The economy in Puerto Rico is experiencing its fourth year of a recessionary cycle.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such a scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the FED. The Corporation has a substantial amount of assets available for raising funds through these channels.
The total outstanding lines of credit are not necessarily a measure of the total credit available on a continuing basis. Some of these lines could be subject to collateral requirements, standards of creditworthiness, leverage ratios and other regulatory requirements, among other factors.

Credit ratings on Popular’s debt obligations are an important factor for liquidity because the credit ratings impact the Corporation’s ability to borrow, the cost at which it can raise financing and access to funding sources. The credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Credit ratings of the Corporation or any of its subsidiaries at a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. As a result of the recent downgrade, the cost of borrowing funds in the institutional market is expected to increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
The Corporation’s ratings and outlook as of March 31, 2009 and revised as of April 2009 are presented in the tables below.

As of March 31, 2009
Popular, Inc.
	Short-term	Long-term	Preferred
	debt	debt	stock	Outlook

Fitch	F-2	BBB	BB+	Negative
Moody’s	W/R *	Baa1	Baa3	Negative
S&P	A-3	BBB-	BB-	Stable

*	W/R — withdrawn

April 2009
Popular, Inc.
	Short-term	Long-term	Preferred
	debt	debt	stock	Outlook

Fitch	F-2	BBB	BB+	Negative
Moody’s	W/R *	Baa1	Baa3	Negative
S&P	B	BB+	B-	Negative

*	W/R — withdrawn

Fitch Ratings and Moody’s maintained the Corporation’s ratings unchanged from those reported in the 2008 Annual Report. On the other hand, in their April 2009 report, S&P reduced the Corporation’s credit ratings as a result of several factors, including significant operating losses, a continued rapid deterioration in credit quality, and a decline in tangible capital ratios. The rating agency expressed concerns with the reported increase in nonperforming assets and the potential for further deterioration. S&P views the Corporation’s regulatory capital ratios as adequate, but tangible capital ratios as weak. Given S&P’s expectation for a continued difficult economic environment, the rating agency expects Popular to report operating losses in 2009, which would further negatively affect tangible capital ratios. If credit quality deteriorates beyond their expectations, S&P could lower the ratings further. Any of the rating agencies could change their ratings of the Corporation or the ratings outlook at any time without previous notice.
Some of the Corporation’s obligations, which may include borrowings, deposits and derivative positions, are subject to “rating triggers”, contractual provisions that may accelerate the maturity of the underlying obligations in the case of a change in rating or that may result in an adjustment to the interest rate. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $112 million as of March 31, 2009, which consisted primarily of deposits and derivative positions. Also, the Corporation has $350 million in senior debt issued by the bank holding companies with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades affected by S&P in April 2009, the cost of the senior debt will increase prospectively by an additional 75 basis points. Refer to Note 13 to the consolidated financial statements for details on the terms of this senior debt. The increase of 75 basis points will represent an increase in the yearly interest expense on the particular debt of approximately $2.6 million. This debt was also adjusted by 50 basis points in January 2009 when the three rating agencies announced downgrades in Popular’s senior debt ratings.
The corporation’s preferred stock rating is currently rated “non-investment” grade by two rating agencies. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if the company were to attempt to issue preferred stock in the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2008 Form 10-K, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2008 Form 10-K.
The risks described in our 2008 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
During the first quarter of 2009, the Corporation’s overall credit quality continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, unprecedented reduced absorption rates and persistent declines in property values.
As set forth under “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-Performing Assets”, the Corporation’s credit quality performance has continued to be under pressure during the first quarter of 2009 with economic concerns including higher unemployment levels, unprecedented reduced absorption rates and persistent declines in property values. Non-performing assets increased by $207 million at March 31, 2009 as compared to December 31, 2008 and by $634 million as compared to March 31, 2008. The allowance for loan losses of $1.1 billion at March 31, 2009 was 4.19% of period-end loans held-in-portfolio as compared to 3.43% of period-end loans held-in-portfolio on December 31, 2008 and 2.18% of period-end loans held-in-portfolio on March 31, 2008.
Our business depends on the creditworthiness of our customers and the value of the assets securing our loans. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, liquidity, capital and results of operations could be adversely affected. While we believe that our allowance for loan losses was adequate at March 31, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.

Among other factors, an increase in our allowance for loan losses would result in a reduction in the amount of our tangible common equity. Given the focus on tangible common equity by regulatory authorities, rating agencies and the market, we may be required to raise additional capital through the issuance of common stock. As described below, an increase in our capital through an issuance of common stock could have a dilutive effect on the existing holders of our common stock, including purchasers of common stock, and adversely affect its market price.
Further disruptions in the credit markets or other unforeseen events could impact our access to funding sources, adversely affecting our financial condition, liquidity and capital.
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007. These conditions have increased our liquidity risk exposure due primarily to increased risk aversion on the part of traditional credit providers. While the Corporation’s management has implemented various strategies to reduce that exposure, such as reducing our usage of short-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non-banking subsidiaries, continued market stress could negatively influence the availability of credit to us, as well as its cost.
Liquidity is crucial to our business. We fund ourselves with customer deposits and wholesale funding sources, including borrowings in the money and capital markets, non-core deposits and securities sold under repurchase agreements. In addition, we have access, on a collateralized basis, to both short and long term funding from the Federal Home Loan and Federal Reserve Banks. Further disruptions in the credit markets or other unforeseen events could impact our access to funding sources, adversely affecting our financial condition, liquidity and capital.
Recent actions by the rating agencies could also affect our ability to borrow funds, and has raised the cost of our borrowings substantially.
Recent actions by the rating agencies has raised the cost of our borrowings substantially. Borrowings amounting to $350 million have “ratings triggers” that call for an increase in their interest rate in the event of a ratings downgrade. For example, as a result of rating downgrades affected by one of the major rating agencies in April 2009, the cost of $350 million of our senior debt will increase prospectively by an additional 75 basis points. The Corporation’s ratings and outlook as of March 31, 2009 and revised as of April 2009 are presented in a previous section. In addition, changes in our ratings could lead creditors and business counterparties to raise the collateral they require, which could reduce our ability to raise financing.
Actions by the rating agencies, including reducing the rating of the Corporation’s preferred stock to “non-investment grade” (by two rating agencies) and the Corporation’s senior debt to “non-investment grade” (by one rating agency) could also affect our ability to borrow funds. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue senior debt or preferred stock in the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
Our counterparties are also sensitive to the risk of a ratings downgrade and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.
Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operations, liquidity or stock price.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced last fall and the new Capital Assistance Program (“CAP”) announced this spring, further steps taken include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs.
These programs subject us and other financial institutions who participate in them to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.
We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations. Capital actions may include opportunistically retiring our outstanding securities, including our debt securities, trust preferred securities and preferred shares, in open market transactions, privately negotiated transactions or public offers for cash or common shares, as well as the issuance of additional shares of common stock in public or private transactions in order to increase our capital levels above the requirements for a well-capitalized institution as established by the federal bank regulatory agencies as well as other regulatory targets.

In addition, the Corporation and its banking subsidiaries are highly regulated, and our regulators could require us to raise additional common equity in the future, whether under the CAP or otherwise. While we are not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test”, pursuant to the CAP, it is possible that the U.S. Treasury could extend the CAP assessment (and related potential requirement to raise additional capital privately or through the CAP) to other institutions, including us, or that we could voluntarily apply to participate in CAP. Furthermore, both we and our regulators regularly perform a variety of analyses on our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital. Any such capital raised could include, among other things, the potential issuance of common equity to the public, the potential issuance of common equity to the government under the CAP or the conversion of our existing preferred stock to common equity.
The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our shares of common stock. Our Board of Directors may authorize the issuance of common stock without preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or securities convertible into or exchangeable for common stock.
The common stock is equity and therefore is subordinate to our indebtedness and preferred stock, and our ability to declare dividends on our common stock may be limited.
Shares of the Corporation’s common stock are equity interests in the Corporation and do not constitute indebtedness and do not have a preferred claim. As such, shares of the common stock will rank junior to all indebtedness and other non-equity claims on the Corporation with respect to assets available to satisfy claims on the Corporation, including in a liquidation of the Corporation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding. Under the terms of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, our ability to declare or pay dividends on or repurchase our common stock or other equity or capital securities will be subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock, the Series B Preferred Stock or the Series C Preferred Stock. In addition, prior to December 5, 2011, unless we have redeemed all of the Series C Preferred Stock or the U.S. Treasury has transferred all of the Series C Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.08 per share or to repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions.
We are authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. If we issue preferred shares in the future, they will have a preference over our common stock with respect to the payment of dividends or upon liquidation. In addition, if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We recently reduced our quarterly dividend to $0.02 per share and do not expect to increase our quarterly dividend for the foreseeable future. We could determine to eliminate our common stock dividend. Furthermore, prior to December 5, 2011, unless we have redeemed all of the Series C Preferred Stock or the U.S. Treasury has transferred all of the Series C Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.08 per share. This could adversely affect the market price of our common stock.
We are a bank holding company and our ability to declare and pay dividends is dependent on certain federal regulatory considerations including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.
Dividends on the preferred stock may not be paid.
The dividends paid to holders of our preferred stock must be declared by the Corporation’s Board of Directors. On a regular basis, the Board reviews various factors when considering the payment of dividends on our outstanding preferred stock, including our capital levels, recent and projected financial results and liquidity. The Board is not obligated to declare dividends and, except for the Series C Preferred Stock issued under the TARP Capital Purchase Program, dividends do not accumulate in the event they are not paid. Any reduction of or elimination of preferred stock dividends could affect the price at which preferred stock is traded, as well as its ratings.
Increases in FDIC insurance premiums may have a material adverse affect on the Corporation’s earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs effective through December 31, 2009, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of assessable deposits on insured institutions on June 30, 2009, which would be collected on September 30, 2009. The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. These interim rules were subject to a 30-day comment period. As of the filing date of this Form 10-Q, the FDIC had not issued its final rules regarding the special assessments. Furthermore, legislation is currently under consideration which may increase the FDIC’s borrowing authority which may result in a reduction of special assessments.
The Corporation is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2009 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (a)

January 1 — January 31	—	—	—	8,602,917
February 1 — February 28	22,311	$2.62	22,311	8,588,124
March 1 — March 31	—	—	—	8,588,124

Total March 31, 2009	22,311	$2.62	22,311	8,588,124

(a)	Includes shares forfeited.

Item 5. Other Events
On September 10, 2008, the Corporation issued $250 million of its Floating Rate Notes due 2011 in a private offering to certain institutional investors pursuant to Rule 144A under the Securities Act of 1933. The Floating Rate Notes bear interest at a rate of LIBOR plus 4.50% (after adjustments of 125 basis points due to changes in Popular, Inc.’s senior debt credit ratings during 2009) and mature on September 12, 2011. The interest rate on the Floating Rate Notes is subject to adjustment based on changes in the senior debt rating of Popular, Inc. and the holders of Floating Rate Notes have the right to require the Corporation to purchase the Floating Rate Notes, in whole or in part, on each quarterly interest payment date beginning on March 2010 at a price of 100% of the principal amount of the Floating Rate Notes purchased. On May 8, 2009, the Corporation entered into agreements with two of the investors that hold an aggregate amount of $175 million of Floating Rate Notes, which grant to these investors an additional right to require the Corporation to repurchase the Floating Rate Notes held by such investors, in whole or in part, on each of June 30, 2009, September 30, 2009, and December 31, 2009, at a price equal to 99% of the principal amount of the Floating Rate Notes purchased.
Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Composite Certificate of Incorporation of the Corporation, as currently in effect.
3.2	Certificate of Amendment to Certificate of Incorporation of the Corporation, dated May 1, 2009.
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: May 11, 2009	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: May 11, 2009	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller