Form 10-Q
period 2009-06-30
POPULAR INC
filed 2009-08-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 282,031,548 shares outstanding as of August 5, 2009.

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
Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of declining growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	possible legislative, tax or regulatory changes; and

•	difficulties in combining the operations of acquired entities.
Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as “Part II, Item 1A” of this Form 10Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.
All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(In thousands, except share information)	June 30, 2009	December 31, 2008	June 30, 2008

ASSETS
Cash and due from banks	$661,852	$784,987	$887,619

Money market investments:
Federal funds sold	106,092	214,990	710,000
Securities purchased under agreements to resell	306,974	304,228	170,497
Time deposits with other banks	538,581	275,436	17,299

	951,647	794,654	897,796

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,599,558	3,031,137	3,418,708
Other investment securities available-for-sale	4,646,901	4,893,350	4,283,619
Investment securities held-to-maturity, at amortized cost (fair value as of June 30, 2009 — $313,462; December 31, 2008 — $290,134; June 30, 2008 — $231,210)	320,061	294,747	232,483
Other investment securities, at lower of cost or realizable value (realizable value as of June 30, 2009 — $216,551; December 31, 2008 — $255,830; June 30, 2008 - $299,827)	214,923	217,667	240,731
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	400,128	562,795	417,437
Other trading securities	87,054	83,108	82,051
Loans held-for-sale measured at lower of cost or fair value	242,847	536,058	337,552
Loans measured at fair value pursuant to SFAS No. 159:
Loans measured at fair value with creditors’ right to repledge	—	—	45,758
Other loans measured at fair value	—	—	799,134

Loans held-in-portfolio	24,717,321	25,857,237	26,636,004
Less — Unearned income	111,259	124,364	186,770
Allowance for loan losses	1,146,239	882,807	652,730

	23,459,823	24,850,066	25,796,504

Premises and equipment, net	614,366	620,807	633,450
Other real estate	105,553	89,721	102,809
Accrued income receivable	135,978	156,227	163,274
Servicing assets (at fair value on June 30, 2009 — $180,808; December 31, 2008 - $176,034; June 30, 2008 — $186,155)	184,189	180,306	190,778
Other assets (See Note 9)	1,214,849	1,115,597	2,455,842
Goodwill	607,164	605,792	628,826
Other intangible assets	48,447	53,163	64,223
Assets from discontinued operations (See Note 3)	3,452	12,587	—

	$36,498,792	$38,882,769	$41,678,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,408,865	$4,293,553	$4,482,287
Interest bearing	22,504,620	23,256,652	22,633,441

	26,913,485	27,550,205	27,115,728
Federal funds purchased and assets sold under agreements to repurchase	2,941,678	3,551,608	4,738,677
Other short-term borrowings	1,825	4,934	1,337,210
Notes payable at cost	2,643,722	3,386,763	3,750,647
Notes payable at fair value pursuant to SFAS No. 159	—	—	173,725
Other liabilities	1,084,455	1,096,338	856,613
Liabilities from discontinued operations (See Note 3)	13,926	24,557	—

	33,599,091	35,614,405	37,972,600

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 24,410,000 issued and outstanding as of June 30, 2009 and December 31, 2008 (June 30, 2008 — 23,475,000) (aggregate liquidation preference value of $1,521,875 as of June 30, 2009 and December 31, 2008; $586,875 as of June 30, 2008)	1,487,000	1,483,525	586,875
Common stock, $0.01 par value as of June 30, 2009 ($6.00 as of December 31, 2008 and June 30, 2008); 700,000,000 shares authorized as of June 30, 2009 (470,000,000 as of December 31, 2008 and June 30, 2008); 282,034,819 shares issued (December 31, 2008 — 295,632,080; June 30, 2008 — 294,620,193) and 282,031,548 outstanding (December 31, 2008 — 282,004,713; June 30, 2008 — 280,983,132)	2,820	1,773,792	1,767,721
Surplus	2,185,757	621,879	563,100
(Accumulated deficit) retained earnings	(659,165)	(374,488)	1,086,373
Accumulated other comprehensive loss, net of tax of ($67,257) (December 31, 2008 — ($24,771); June 30, 2008 — ($22,392))	(116,700)	(28,829)	(90,448)
Treasury stock — at cost, 3,271 shares as of June 30, 2009 (December 31, 2008 — 13,627,367 shares; June 30, 2008 — 13,637,061 shares)	(11)	(207,515)	(207,627)

	2,899,701	3,268,364	3,705,994

	$36,498,792	$38,882,769	$41,678,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2009	2008	2009	2008

INTEREST INCOME:
Loans	$382,244	$466,576	$784,012	$964,032
Money market investments	2,381	3,476	5,514	10,204
Investment securities	75,818	82,755	149,301	176,859
Trading account securities	10,603	12,451	21,411	26,005

	471,046	565,258	960,238	1,117,100

INTEREST EXPENSE:
Deposits	128,452	168,045	276,491	362,985
Short-term borrowings	16,631	40,312	37,334	100,591
Long-term debt	42,903	26,604	90,867	47,468

	187,986	234,961	404,692	511,044

Net interest income	283,060	330,297	555,546	666,056
Provision for loan losses	349,444	189,165	721,973	350,401

Net interest income after provision for loan losses	(66,384)	141,132	(166,427)	315,655
Service charges on deposit accounts	53,463	51,799	107,204	102,886
Other service fees (See Note 18)	102,437	108,117	200,970	211,347
Net gain on sale and valuation adjustments of investment securities	53,705	28,334	229,851	78,562
Trading account profit	16,839	18,541	23,662	31,878
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(13,453)	4,907	(27,266)	19,174
Other operating income	12,848	24,100	26,149	56,702

	159,455	376,930	394,143	816,204

OPERATING EXPENSES:
Personnel costs:
Salaries	107,079	120,598	212,402	242,015
Pension and other benefits	29,127	34,719	69,095	69,270

	136,206	155,317	281,497	311,285
Net occupancy expenses	26,024	26,840	52,465	54,708
Equipment expenses	25,202	28,854	51,306	58,007
Other taxes	13,084	13,719	26,260	26,604
Professional fees	27,048	27,825	51,949	57,184
Communications	12,386	12,088	24,213	25,563
Business promotion	9,946	18,104	17,856	34,848
Printing and supplies	3,017	3,663	5,807	7,494
FDIC deposit insurance	36,331	2,270	45,448	4,612
Other operating expenses	38,968	39,168	73,202	68,346
Amortization of intangibles	2,433	2,490	4,839	4,982

	330,645	330,338	634,842	653,633

(Loss) income from continuing operations before income tax	(171,190)	46,592	(240,699)	162,571
Income tax expense (benefit)	5,393	(12,581)	(21,540)	4,159

(Loss) income from continuing operations	(176,583)	59,173	(219,159)	158,412
Loss from discontinued operations, net of income tax	(6,599)	(34,923)	(16,545)	(30,872)

NET (LOSS) INCOME	$(183,182)	$24,250	$(235,704)	$127,540

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(207,810)	$18,247	$(285,010)	$118,559

(LOSSES) EARNINGS PER COMMON SHARE — BASIC AND DILUTED:
(Losses) earnings from continuing operations	$(0.71)	$0.19	$(0.95)	$0.52
Losses from discontinued operations	(0.03)	(0.13)	(0.06)	(0.10)

Net (losses) earnings per common share	$(0.74)	$0.06	$(1.01)	$0.42

DIVIDENDS DECLARED PER COMMON SHARE	—	$0.16	$0.02	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended June 30,
(In thousands)	2009	2008

Preferred stock:
Balance at beginning of year	$1,483,525	$186,875
Issuance of preferred stock	—	400,000
Accretion of preferred stock discount — 2008 Series C	3,475	—

Balance at end of period	1,487,000	586,875

Common stock:
Balance at beginning of year	1,773,792	1,761,908
Common stock issued under the Dividend Reinvestment Plan	—	5,813
Treasury stock retired	(81,583)	—
Change in par value (from $6.00 to $0.01)	(1,689,389)	—

Balance at end of period	2,820	1,767,721

Surplus:
Balance at beginning of year	621,879	568,184
Common stock issued under the Dividend Reinvestment Plan	—	4,307
Issuance cost of preferred stock	—	(9,950)
Stock options expense on unexercised options, net of forfeitures	45	559
Treasury stock retired	(125,556)	—
Change in par value (from $6.00 to $0.01)	1,689,389	—

Balance at end of period	2,185,757	563,100

(Accumulated deficit) retained earnings:
Balance at beginning of year	(374,488)	1,319,467
Net (loss) income	(235,704)	127,540
Cumulative effect of accounting change — adoption of SFAS No. 159	—	(261,831)
Cash dividends declared on common stock	(5,641)	(89,822)
Cash dividends declared on preferred stock	(39,857)	(8,981)
Accretion of preferred stock discount — 2008 Series C	(3,475)	—

Balance at end of period	(659,165)	1,086,373

Accumulated other comprehensive loss:
Balance at beginning of year	(28,829)	(46,812)
Other comprehensive loss, net of tax	(87,871)	(43,636)

Balance at end of period	(116,700)	(90,448)

Treasury stock — at cost:
Balance at beginning of year	(207,515)	(207,740)
Purchase of common stock	(12)	(358)
Reissuance of common stock	377	471
Treasury stock retired	207,139	—

Balance at end of period	(11)	(207,627)

Total stockholders’ equity	$2,899,701	$3,705,994

Disclosure of changes in number of shares:

	June 30,	December 31,	June 30,
	2009	2008	2008

Preferred Stock:
Balance at beginning of year	24,410,000	7,475,000	7,475,000
Shared issued — (2008 Series B)	—	16,000,000	16,000,000
Shared issued — (2008 Series C)	—	935,000	—

Balance at end of period	24,410,000	24,410,000	23,475,000

Common Stock — Issued:
Balance at beginning of year	295,632,080	293,651,398	293,651,398
Issued under the Dividend Reinvestment Plan	—	1,980,682	968,795
Treasury stock retired	(13,597,261)	—	—

Balance at end of period	282,034,819	295,632,080	294,620,193

Treasury stock	(3,271)	(13,627,367)	(13,637,061)

Common Stock — outstanding	282,031,548	282,004,713	280,983,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Net (loss) income	$(183,182)	$24,250	$(235,704)	$127,540

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(877)	(1,411)	(757)	(1,192)
Adjustment of pension and postretirement benefit plans	1,855	(37)	63,095	(74)
Unrealized holding losses on securities available-for-sale arising during the period	(34,712)	(149,927)	(19,399)	(22,437)
Reclassification adjustment for gains included in net (loss) income	(1,410)	(27,685)	(177,556)	(26,373)
Unrealized net gains (losses) on cash flow hedges	(37)	2,963	(1,623)	(2,107)
Reclassification adjustment for losses included in net (loss) income	3,469	92	5,883	1,593

	(31,712)	(176,005)	(130,357)	(50,590)
Income tax benefit	5,694	41,838	42,486	6,954

Total other comprehensive loss, net of tax	(26,018)	(134,167)	(87,871)	(43,636)

Comprehensive (loss) income, net of tax	$(209,200)	$(109,917)	$(323,575)	$83,904

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Underfunding of pension and postretirement benefit plans	—	—	$(22,783)	—
Unrealized holding losses on securities available-for-sale arising during the period	$6,050	$38,943	3,293	$3,680
Reclassification adjustment for gains included in net (loss) income	247	4,025	62,709	3,124
Unrealized net gains (losses) on cash flows hedges	15	(1,094)	633	775
Reclassification adjustment for losses included in net (loss) income	(618)	(36)	(1,366)	(625)

Income tax benefit (expense)	$5,694	$41,838	$42,486	$6,954

Disclosure of accumulated other comprehensive loss:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Foreign currency translation adjustment	$(39,825)	$(39,068)	$(35,780)

Underfunding of pension and postretirement benefit plans	(197,114)	(260,209)	(51,213)
Tax effect	76,858	99,641	20,108

Net of tax amount	(120,256)	(160,568)	(31,105)

Unrealized gains (losses) on securities available-for-sale	53,019	249,974	(21,718)
Tax effect	(9,616)	(75,618)	854

Net of tax amount	43,403	174,356	(20,864)

Unrealized losses on cash flows hedges	(37)	(4,297)	(4,129)
Tax effect	15	748	1,430

Net of tax amount	(22)	(3,549)	(2,699)

Accumulated other comprehensive loss, net of tax	$(116,700)	$(28,829)	$(90,448)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In thousands)	2009	2008

Cash flows from operating activities:
Net (loss) income	$(235,704)	$127,540

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	33,603	37,318
Provision for loan losses	721,973	358,862
Amortization of intangibles	4,839	4,982
Amortization and fair value adjustments of servicing assets	10,505	25,122
Net gain on sale and valuation adjustments of investment securities	(229,851)	(75,703)
(Gains) losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(1,141)	38,942
Net loss (gain) on disposition of premises and equipment	1,771	(3,111)
Net loss (gain) on sale of loans and valuation adjustments on loans held-for-sale	32,472	(67,292)
Net amortization of premiums and accretion of discounts on investments	7,488	12,656
Net amortization of premiums and deferred loan origination fees and costs	22,831	28,951
Earnings from investments under the equity method	(6,380)	(6,899)
Stock options expense	45	559
Deferred income taxes, net of valuation	(73,983)	(83,836)
Net disbursements on loans held-for-sale	(685,500)	(1,509,819)
Acquisitions of loans held-for-sale	(209,814)	(185,053)
Proceeds from sale of loans held-for-sale	43,875	1,006,208
Net decrease in trading securities	911,066	732,067
Net decrease in accrued income receivable	19,553	42,301
Net decrease (increase) in other assets	36,984	(264,170)
Net decrease in interest payable	(30,133)	(53,440)
Net increase in postretirement benefit obligation	2,404	203
Net increase (decrease) in other liabilities	61,055	(24,429)

Total adjustments	673,662	14,419

Net cash provided by operating activities	437,958	141,959

Cash flows from investing activities:
Net (increase) decrease in money market investments	(156,993)	108,916
Purchases of investment securities:
Available-for-sale	(3,962,978)	(3,427,660)
Held-to-maturity	(28,328)	(3,631,141)
Other	(22,243)	(136,775)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	846,944	1,851,899
Held-to-maturity	3,133	3,884,838
Other	24,988	112,628
Proceeds from sale of investment securities available-for-sale	3,747,567	2,406,504
Proceeds from sale of other investment securities	44,425	49,330
Net repayments (disbursements) on loans	670,771	(596,548)
Proceeds from sale of loans	304,468	1,715,330
Acquisition of loan portfolios	(18,260)	(6,669)
Mortgage servicing rights purchased	(727)	(2,986)
Acquisition of premises and equipment	(37,741)	(98,028)
Proceeds from sale of premises and equipment	8,800	19,743
Proceeds from sale of foreclosed assets	76,334	51,684

Net cash provided by investing activities	1,500,160	2,301,065

Cash flows from financing activities:
Net decrease in deposits	(633,722)	(1,198,512)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(609,930)	(698,588)
Net decrease in other short-term borrowings	(3,109)	(164,769)
Payments of notes payable	(804,072)	(1,243,674)
Proceeds from issuance of notes payable	61,031	630,186
Dividends paid	(71,438)	(98,685)
Proceeds from issuance of common stock	—	10,120
Proceeds from issuance of preferred stock	—	390,050
Treasury stock acquired	(13)	(358)

Net cash used in financing activities	(2,061,253)	(2,374,230)

Net (decrease) increase in cash and due from banks	(123,135)	68,794
Cash and due from banks at beginning of period	784,987	818,825

Cash and due from banks at end of period	$661,852	$887,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Note: The Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 include the cash flows from operating, investing and financing activities associated with discontinued operations.

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
Note 8 — Mortgage Servicing Rights
Note 9 — Other Assets
Note 10 — Derivative Instruments and Hedging
Note 11 — Goodwill and Other Intangible Assets
Note 12 — Fair Value Measurement
Note 13 — Fair Value of Financial Instruments
Note 14 — Borrowings
Note 15 — Trust Preferred Securities
Note 16 — Stockholders’ Equity
Note 17 — Commitments, Contingencies and Guarantees
Note 18 — Other Service Fees
Note 19 — Pension and Postretirement Benefits
Note 20 — Restructuring Plans
Note 21 — Income Taxes
Note 22 — Stock-Based Compensation
Note 23 — (Loss) Earnings per Common Share
Note 24 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 25 — Segment Reporting
Note 26 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
Note 27 — Exchange Offer

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner for loan products. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 25 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
The statement of condition data as of December 31, 2008 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of June 30, 2009, December 31, 2008 and June 30, 2008 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2008, included in the Corporation’s 2008 Annual Report. The Corporation’s Form 10-K filed on March 2, 2009 incorporates by reference the 2008 Annual Report.
Note 2 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)” (“SFAS No. 141(R)”)
SFAS No. 141(R), issued in December 2007, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS No. 141(R) has not had a material effect on the consolidated financial statements of the Corporation as of June 30, 2009.

SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”)
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
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
SFAS No. 165, “Subsequent Events” (“SFAS No. 165”)
In May 2009, the FASB issued SFAS. No. 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Corporation evaluated subsequent events through August 10, 2009. Refer to Note 27 for related disclosures.
SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”)
In June 2009, the FASB issued SFAS No. 166, a revision of SFAS No. 140, which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and requires additional disclosures. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements; however, it is not expected that it will have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”)
SFAS No. 167, issued in June 2009, amends the consolidating guidance applicable to variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15,

2009. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements; however, it is not expected that it will have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”)
The FASB has issued SFAS No. 168 in June 2009. This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Corporation will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Corporation’s consolidated financial statements.
FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”(“FSP FAS 140-3”)
FSP FAS 140-3, issued by the FASB in February 2008, provides implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted FSP FAS 140-3 on January 1, 2009. The adoption of FSP FAS 140-3 did not have a material impact on the Corporation’s consolidated financial statements for 2009.
FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”(“FSP FAS 142-3”)
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this FSP did not have a material impact on the Corporation’s consolidated financial statements for the quarter and six months ended June 30, 2009.
EITF 08-6 “Equity Method Investment Accounting Considerations”(“EITF 08-6”)
EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF 08-6 provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 in January 2009 did not have a material impact on the Corporation’s consolidated financial statements.

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
FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP FAS 115-2 and FAS 124-2”)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the statement of operations. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in the statement of operations. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
FSP FAS 115-2 and FAS 124-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.
The Corporation adopted FSP FAS 115-2 and FAS 124-2 for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 did not have a cumulative-effect adjustment as of the beginning of the period of adoption (April 1, 2009) since there were no previously recognized other-than-temporary impairments related to outstanding debt securities. Also, the FSP did not have an impact on the Corporation’s results of operations for the quarter ended June 30, 2009 since the unrealized losses in the Corporation’s investment securities available-for-sale and held-to-maturity were considered temporary based on management’s assessments. Refer to Notes 6 and 7 for additional disclosures.
FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”(“FSP FAS 107-1 and APB 28-1”)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Prior to issuing this FSP, fair value for these assets and liabilities was only required for year-end disclosures. The Corporation adopted FSP FAS 107-1 and APB 28-1 effective with the financial statement disclosures for the quarter ended June 30, 2009. This FSP only impacts disclosure requirements and therefore did not have an impact on the Corporation’s financial condition or results of operations. Refer to Note 13 to the consolidated financial statements for required disclosures.
FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”(“FSP FAS 157-4”)
FSP FAS 157-4, issued in April 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly. It reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 shall be applied prospectively and retrospective application is not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Corporation’s consolidated financial statements.
Note 3 — Discontinued Operations
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings in 2008 by selling substantially all assets and closing service branches and other units.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of June 30, 2009 and December 31, 2008 and as “Loss from discontinued operations, net of income tax” in the consolidated statements of operations for all periods presented. Prior periods presented in the consolidated statement of operations, as well as note disclosures covering income and expense amounts included in the accompanying notes to the consolidated financial statements, were retrospectively adjusted for comparative purposes. The consolidated statement of condition and related amounts in the notes to the consolidated financial statements as of June 30, 2008 do not reflect the reclassification of PFH’s assets / liabilities to discontinued operations.
Total assets of the PFH discontinued operations amounted to $3 million as of June 30, 2009, compared to $13 million as of December 31, 2008. PFH’s total assets amounted to $2.0 billion as of June 30, 2008, principally consisting of $1.2 billion in loans, of which $0.8 billion were accounted at fair value pursuant to SFAS No. 159, and $354 million in deferred tax assets, $300 million in servicing advances and related assets, and $56 million in mortgage servicing rights. As disclosed in the 2008 Annual Report, the Corporation substantially sold these loan portfolios and servicing related assets in late 2008. As of June 30, 2008, all loans and borrowings recognized at fair value pursuant to SFAS No. 159 pertained to the discontinued operations of PFH.
Assets held by the PFH discontinued operations as of June 30, 2009 included $1 million in loans measured at fair value with an unpaid principal balance of $10 million. Liabilities from discontinued operations as of June 30, 2009 amounted to approximately $14 million, which primarily consisted of indemnity and representation and warranty reserves associated to loans sold to third-parties under certain sales agreements.

The following table provides financial information for the discontinued operations for the quarter and six months ended June 30, 2009 and 2008.

	Quarter ended		Six months ended
($ in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net interest income	—	$7.6	$0.9	$29.0
Provision for loan losses	—	1.5	—	8.5
Non-interest (loss) income	$(5.5)	(42.2)	(3.7)	1.0
Operating expenses	1.0	17.4	7.0	66.6

Pre-tax loss from discontinued operations	(6.5)	(53.5)	(9.8)	(45.1)
Income tax expense (benefit)	0.1	(18.6)	6.7	(14.2)

Loss from discontinued operations, net of tax	$(6.6)	$(34.9)	$(16.5)	$(30.9)

Management implemented a series of actions in 2008 to downsize and eventually discontinue the PFH operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced execution in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans. The PFH Branch Network Restructuring Plan was completed.
The following section provides information on the PFH Discontinuance Restructuring. This plan is substantially complete as the company transferred the servicing of the loan portfolios of its affiliated company, E-LOAN, to a third-party in June 2009. PFH continues to employ 69 full-time equivalent employees (“FTEs”) that are primarily retained for a transition period. Additional costs could be incurred during 2009 associated to lease terminations, but these are not expected to be significant to the Corporation’s results of operations.
PFH Discontinuance Restructuring Plan
During the quarter and six months ended June 30, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Quarter ended		Six months ended
(In thousands)	June 30, 2009		June 30, 2009

Personnel costs	$86	(a)	$981	(a)

Total restructuring costs	$86		$981

(a)	Severance, retention bonuses and other benefits

As of June 30, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended:
March 31, 2009	—	895	895
June 30, 2009	—	86	86

Total	$3,916	$5,105	$9,021

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations for 2009 and 2008.

The following table presents the activity in the accrued balances for the PFH Discontinuance Plan during 2009.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$3,428
Charges in the quarter ended March 31, 2009	895
Cash payments	(1,711)

Balance at March 31, 2009	$2,612
Charges in the quarter ended June 30, 2009	86
Cash payments	(1,235)

Balance as of June 30, 2009	$1,463

Note 4 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $718 million as of June 30, 2009 (December 31, 2008 — $684 million; June 30, 2008 — $665 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, the Corporation may be required to establish a special reserve account for the benefit of brokerage customers of its broker-dealer subsidiary, which may consist of securities segregated in the special reserve account. There were no reserve requirements as of June 30, 2009. At June 30, 2008 and December 31, 2008 the Corporation had securities with a market value of $0.3 million. These securities were classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Regulatory Act, as of June 30, 2009, December 31, 2008, and June 30, 2008, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of June 30, 2009, December 31, 2008 and June 30, 2008, the Corporation maintained restricted cash of $2 million as collateral for the line of credit. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of June 30, 2009, the Corporation maintained restricted cash of $3 million to support a letter of credit. The cash is being held in an interest-bearing money market account.
As of June 30, 2009, the Corporation had restricted cash of $2 million (December 31, 2008 — $3 million; June 30, 2008 — $3.5 million) to support a letter of credit related to a service settlement agreement.
As of June 30, 2009 and December 31, 2008, the Corporation had $10 million in cash equivalents restricted as to usage for the potential payment of obligations contained in a loan sales agreement until November 3, 2009.

Note 5 — Pledged Assets
Certain securities and loans were pledged principally to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available, derivative positions and loan servicing agreements. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Investment securities available-for-sale, at fair value	$2,252,017	$2,470,591	$2,716,718
Investment securities held-to-maturity, at amortized cost	125,770	100,000	—
Loans held-for-sale measured at lower of cost or fair value	34,014	35,764	36,613
Loans measured at fair value pursuant to SFAS No. 159	—	—	167,646
Loans held-in-portfolio	7,629,613	8,101,999	7,727,951

	$10,041,414	$10,708,354	$10,648,928

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of June 30, 2009, December 31, 2008 and June 30, 2008 were as follows:

	AS OF JUNE 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,695	$1,138	—	$30,833	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	154,896	2,990	—	157,886	4.33
After 1 to 5 years	1,476,345	65,241	$174	1,541,412	3.77
After 5 to 10 years	27,811	1,060	—	28,871	4.96
After 10 years	26,880	579	—	27,459	5.68

	1,685,932	69,870	174	1,755,628	3.87

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	10	—	4,510	6.10
After 1 to 5 years	2,150	5	8	2,147	4.95
After 5 to 10 years	68,476	264	4,906	63,834	4.79
After 10 years	28,690	4	277	28,417	5.23

	103,816	283	5,191	98,908	4.97

Collateralized mortgage obligations — federal agencies
Within 1 year	266	1	—	267	4.12
After 1 to 5 years	8,566	181	16	8,731	5.16
After 5 to 10 years	148,888	2,202	473	150,617	3.04
After 10 years	1,508,619	17,049	11,638	1,514,030	3.19

	1,666,339	19,433	12,127	1,673,645	3.18

Collateralized mortgage obligations — private label
Within 1 year	221	—	1	220	3.87
After 5 to 10 years	27,224	—	746	26,478	2.35
After 10 years	128,354	3	18,567	109,790	3.60

	155,799	3	19,314	136,488	3.38

Mortgage-backed securities
Within 1 year	5,143	52	—	5,195	3.04
After 1 to 5 years	78,841	1,502	1	80,342	3.80
After 5 to 10 years	149,901	4,812	4	154,709	4.82
After 10 years	3,304,858	17,212	19,559	3,302,511	4.50

	3,538,743	23,578	19,564	3,542,757	4.50

Equity securities	13,116	81	4,997	8,200	2.48

	$7,193,440	$114,386	$61,367	$7,246,459	4.02%

	AS OF DECEMBER 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$456,551	$45,567	—	$502,118	3.83%

Obligations of U.S. Government sponsored entities
Within 1 year	123,315	2,855	—	126,170	4.46
After 1 to 5 years	4,361,775	262,184	—	4,623,959	4.07
After 5 to 10 years	27,811	1,097	—	28,908	4.96
After 10 years	26,877	1,094	—	27,971	5.68

	4,539,778	267,230	—	4,807,008	4.09

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	66	—	4,566	6.10
After 1 to 5 years	2,259	4	$6	2,257	4.95
After 5 to 10 years	67,975	232	3,269	64,938	4.77
After 10 years	29,423	46	240	29,229	5.20

	104,157	348	3,515	100,990	4.95

Collateralized mortgage obligations — federal agencies
Within 1 year	179	—	—	179	5.36
After 1 to 5 years	6,837	52	12	6,877	5.20
After 5 to 10 years	156,240	784	994	156,030	3.38
After 10 years	1,363,705	9,090	28,913	1,343,882	3.11

	1,526,961	9,926	29,919	1,506,968	3.15

Collateralized mortgage obligations — private label
Within 1 year	443	—	3	440	4.96
After 5 to 10 years	30,914	—	2,909	28,005	2.30
After 10 years	158,667	—	38,364	120,303	3.52

	190,024	—	41,276	148,748	3.32

Mortgage-backed securities
Within 1 year	18,673	46	8	18,711	3.94
After 1 to 5 years	67,570	237	150	67,657	3.86
After 5 to 10 years	116,059	3,456	226	119,289	4.85
After 10 years	635,159	11,127	3,438	642,848	5.47

	837,461	14,866	3,822	848,505	5.22

Equity securities	19,581	61	9,492	10,150	5.01

	$7,674,513	$337,998	$88,024	$7,924,487	4.01%

	AS OF JUNE 30, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$461,404	$542	$1,195	$460,751	3.83%

Obligations of U.S. Government sponsored entities
Within 1 year	188,498	433	9	188,922	3.91
After 1 to 5 years	4,367,914	26,771	10,772	4,383,913	4.09
After 5 to 10 years	5,568	40	—	5,608	5.05
After 10 years	26,874	433	—	27,307	5.68

	4,588,854	27,677	10,781	4,605,750	4.09

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	12,650	26	—	12,676	4.91
After 1 to 5 years	6,874	110	2	6,982	5.63
After 5 to 10 years	25,959	74	90	25,943	4.40
After 10 years	81,292	33	1,744	79,581	5.09

	126,775	243	1,836	125,182	4.96

Collateralized mortgage obligations — federal agencies
Within 1 year	1,067	4	—	1,071	5.09
After 1 to 5 years	5,079	16	4	5,091	5.52
After 5 to 10 years	138,134	422	1,016	137,540	3.92
After 10 years	1,263,250	3,008	11,093	1,255,165	3.77

	1,407,530	3,450	12,113	1,398,867	3.80

Collateralized mortgage obligations — private label
After 1 to 5 years	661	—	1	660	4.96
After 5 to 10 years	19,578	—	969	18,609	3.33
After 10 years	198,433	37	7,996	190,474	4.09

	218,672	37	8,966	209,743	4.02

Mortgage-backed securities
Within 1 year	6,589	1	—	6,590	3.10
After 1 to 5 years	96,007	500	292	96,215	3.95
After 5 to 10 years	70,357	149	1,108	69,398	4.74
After 10 years	716,660	5,093	9,918	711,835	5.40

	889,613	5,743	11,318	884,038	5.17

Equity securities	28,607	441	13,642	15,406	3.03

Others
After 1 to 5 years	15	—	—	15
After 5 to 10 years	37	—	—	37
After 10 years	2,538	—	—	2,538

	2,590	—	—	2,590	20.47

	$7,724,045	$38,133	$59,851	$7,702,327	4.16%

The following tables shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30 2009, December 31, 2008 and June 30, 2008.

	AS OF JUNE 30, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$60,461	$174	$60,287
Obligations of Puerto Rico, States and political subdivisions	28,751	253	28,498
Collateralized mortgage obligations — federal agencies	289,441	4,493	284,948
Collateralized mortgage obligations — private label	20,302	869	19,433
Mortgage-backed securities	1,632,638	19,151	1,613,487
Equity securities	10,739	4,770	5,969

	$2,042,332	$29,710	$2,012,622

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$57,547	$4,938	$52,609
Collateralized mortgage obligations — federal agencies	491,393	7,634	483,759
Collateralized mortgage obligations — private label	135,119	18,445	116,674
Mortgage-backed securities	46,397	413	45,984
Equity securities	2,323	227	2,096

	$732,779	$31,657	$701,122

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$60,461	$174	$60,287
Obligations of Puerto Rico, States and political subdivisions	86,298	5,191	81,107
Collateralized mortgage obligations — federal agencies	780,834	12,127	768,707
Collateralized mortgage obligations — private label	155,421	19,314	136,107
Mortgage-backed securities	1,679,035	19,564	1,659,471
Equity securities	13,062	4,997	8,065

	$2,775,111	$61,367	$2,713,744

	AS OF DECEMBER 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$34,795	$303	$34,492
Collateralized mortgage obligations — federal agencies	485,140	13,274	471,866
Collateralized mortgage obligations — private label	59,643	15,315	44,328
Mortgage-backed securities	109,298	676	108,622
Equity securities	19,541	9,480	10,061

	$708,417	$39,048	$669,369

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,011	$3,212	$40,799
Collateralized mortgage obligations — federal agencies	423,137	16,645	406,492
Collateralized mortgage obligations — private label	130,065	25,961	104,104
Mortgage-backed securities	206,472	3,146	203,326
Equity securities	29	12	17

	$803,714	$48,976	$754,738

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$78,806	$3,515	$75,291
Collateralized mortgage obligations — federal agencies	908,277	29,919	878,358
Collateralized mortgage obligations — private label	189,708	41,276	148,432
Mortgage-backed securities	315,770	3,822	311,948
Equity securities	19,570	9,492	10,078

	$1,512,131	$88,024	$1,424,107

	AS OF JUNE 30, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$277,645	$1,195	$276,450
Obligations of U.S. Government sponsored entities	2,104,165	10,781	2,093,384
Obligations of Puerto Rico, States and political subdivisions	31,745	112	31,633
Collateralized mortgage obligations — federal agencies	793,703	7,759	785,944
Collateralized mortgage obligations — private label	129,922	2,867	127,055
Mortgage-backed securities	277,464	3,388	274,076
Equity securities	27,268	13,634	13,634

	$3,641,912	$39,736	$3,602,176

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$49,012	$1,724	$47,288
Collateralized mortgage obligations — federal agencies	130,919	4,354	126,565
Collateralized mortgage obligations — private label	87,737	6,099	81,638
Mortgage-backed securities	276,775	7,930	268,845
Equity securities	29	8	21

	$544,472	$20,115	$524,357

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$277,645	$1,195	$276,450
Obligations of U.S. Government sponsored entities	2,104,165	10,781	2,093,384
Obligations of Puerto Rico, States and political subdivisions	80,757	1,836	78,921
Collateralized mortgage obligations — federal agencies	924,622	12,113	912,509
Collateralized mortgage obligations — private label	217,659	8,966	208,693
Mortgage-backed securities	554,239	11,318	542,921
Equity securities	27,297	13,642	13,655

	$4,186,384	$59,851	$4,126,533

Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than- temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the security or whether it is more likely than not that Popular would be required to sell the security before a forecasted recovery occurs.
At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no material individual securities were other-than-temporarily impaired. At June 30, 2009, the Corporation does not have the intent to sell securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

The unrealized losses associated with “Obligations of Puerto Rico, States and political subdivisions” are primarily associated to approximately $45 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”). The rating on these bonds by Moody’s Investors Service (“Moody’s”) is Ba1, one notch below investment grade, while Standard & Poor’s (“S&P”) rates them as investment grade. During early June, S&P Rating Services affirmed its BBB- rating on the Commonwealth of Puerto Rico general obligations and appropriation debt outstanding, which indicates S&P’s opinion that Puerto Rico’s appropriation credit profile is not speculative grade. The outlook indicated by S&P is stable. These securities will continue to be monitored as part of management’s ongoing OTTI assessments. Management expects to receive cash flows sufficient to recover the entire amortized cost basis of the securities.
The unrealized losses reported for “Collateralized mortgage obligations — federal agencies” are principally associated to floating rate securities. These CMOs were issued by U.S. government-sponsored entities and agencies, primarily Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support, and Government National Mortgage Association (“GNMA”). The contractual cash flows of these securities are guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. These collateralized mortgage obligations are rated AAA by the major rating agencies and are backed by residential mortgages. The unrealized losses in this portfolio were primarily attributable to changes in interest rates and levels of market liquidity relative to when the investment securities were purchased and not due to credit quality of the securities.
The unrealized losses associated with private-label collateralized mortgage obligations are primarily related to securities backed by residential mortgages. The losses related primarily to adjustable rate mortgages with lower coupons. In addition to verifying the credit ratings for the private label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. As of June 30, 2009, there were no “sub-prime” or “Alt-A” securities in the Corporation’s private-label CMO portfolios. For private-label CMOs with unrealized losses as of June 30, 2009, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at June 30, 2009, thus management expects to recover the amortized cost basis of the securities.
All of the Corporation’s securities classified as mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily GNMA and FNMA, thus as previously expressed, have the guarantee or support of the U.S. government. These mortgage-backed securities are rated AAA by the major rating agencies and are backed by residential mortgages. Most of the MBS securities held as of June 30, 2009 with unrealized losses had been purchased at a premium during 2009 and although their fair values have declined, they continue to exceed the par value of the securities. The unrealized losses in this portfolio were generally attributable to changes in interest rates relative to when the investment securities were purchased and not due to credit quality of the securities.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2009 were $3.7 billion compared to $2.4 billion for the six months ended June 30, 2008. Gross realized gains and losses on the sale of securities available-for-sale for the quarter and six months ended June 30, 2009 and 2008 were as follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Gross realized gains	$1,645	$28,255	$184,380	$29,350
Gross realized losses	(235)	—	(235)	(119)

Total net gross realized gains	$1,410	$28,255	$184,145	$29,231

During the six months ended June 30, 2009, the Corporation recognized through earnings approximately $6.6 million in losses in equity securities classified as available-for-sale that management considered to be other-than-temporarily impaired. During the six months ended June 30, 2008, the Corporation recognized through earnings approximately $2.9 million in losses considered other-than-temporary on residual interests classified as available-for-sale, which are included as part of “Loss from discontinued operations, net of tax” in the consolidated statement of operations.
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

	June 30, 2009		December 31, 2008		June 30, 2008
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,230,691	$1,246,060	$1,198,645	$1,197,648	$1,137,288	$1,131,842
FHLB	1,465,847	1,532,656	4,389,271	4,651,249	4,506,509	4,521,314
Freddie Mac	999,435	1,006,425	884,414	875,493	816,570	810,182

Note 7 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of June 30, 2009, December 31, 2008 and June 30, 2008 were as follows:

	AS OF JUNE 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$25,795	$14	—	$25,809	0.37%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	106,985	7	—	106,992	2.67
After 1 to 5 years	109,245	79	$44	109,280	5.51
After 5 to 10 years	16,818	51	1,381	15,488	5.77
After 10 years	50,340	—	5,312	45,028	4.36

	283,388	137	6,737	276,788	4.25

Collateralized mortgage obligations — private label
After 10 years	231	—	13	218	5.45

Others
Within 1 year	9,147	—	—	9,147	3.92
After 1 to 5 years	1,500	—	—	1,500	2.51

	10,647	—	—	10,647	3.72

	$320,061	$151	$6,750	$313,462	3.92%

	AS OF DECEMBER 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$1,499	$1	—	$1,500	1.00%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	106,910	8	—	106,918	2.82
After 1 to 5 years	108,860	351	$367	108,844	5.50
After 5 to 10 years	16,170	500	116	16,554	5.75
After 10 years	52,730	115	5,141	47,704	5.56

	284,670	974	5,624	280,020	4.52

Collateralized mortgage obligations — private label
After 10 years	244	—	13	231	5.45

Others
Within 1 year	6,584	49	—	6,633	6.04
After 1 to 5 years	1,750	—	—	1,750	3.90

	8,334	49	—	8,383	5.59

	$294,747	$1,024	$5,637	$290,134	4.53%

	AS OF JUNE 30, 2008
		Gross			Weighted
	Amortized	Unrealized	Gross	Market	Average
(In thousands)	Cost	Gains	Unrealized Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$34,084	—	$8	$34,076	2.01%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	1,870	$6	—	1,876	4.96
After 1 to 5 years	113,705	143	9	113,839	4.75
After 5 to 10 years	15,902	131	105	15,928	5.73
After 10 years	54,375	—	1,452	52,923	5.00

	185,852	280	1,566	184,566	4.91

Collateralized mortgage obligations — private label
After 10 years	267	—	15	252	5.45

Others
Within 1 year	7,286	—	1	7,285	7.59
After 1 to 5 years	4,994	38	1	5,031	5.50

	12,280	38	2	12,316	6.74

	$232,483	$318	$1,591	$231,210	4.58%

The following table shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009, December 31, 2008 and June 30, 2008:

	AS OF JUNE 30, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$68,400	$6,654	$61,746
Others	3,000	—	3,000

	$71,400	$6,654	$64,746

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$645	$83	$562
Collateralized mortgage obligations — private label	231	13	218
Others	250	—	250

	$1,126	$96	$1,030

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$69,045	$6,737	$62,308
Collateralized mortgage obligations — private label	231	13	218
Others	3,250	—	3,250

	$72,526	$6,750	$65,776

	AS OF DECEMBER 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$135,650	$5,452	$130,198
Others	250	—	250

	$135,900	$5,452	$130,448

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$9,535	$172	$9,363
Collateralized mortgage obligations — private label	244	13	231
Others	250	—	250

	$10,029	$185	$9,844

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$145,185	$5,624	$139,561
Collateralized mortgage obligations — private label	244	13	231
Others	500	—	500

	$145,929	$5,637	$140,292

	AS OF JUNE 30, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$34,085	$8	$34,077
Obligations of Puerto Rico, States and political subdivisions	41,694	1,566	40,128

	$75,779	$1,574	$74,205

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations — private label	$267	$15	$252
Others	1,000	2	998

	$1,267	$17	$1,250

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$34,085	$8	$34,077
Obligations of Puerto Rico, States and political subdivisions	41,694	1,566	40,128
Collateralized mortgage obligations — private label	267	15	252
Others	1,000	2	998

	$77,046	$1,591	$75,455

As indicated in Note 6 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.
The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity as of June 30, 2009 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at June 30, 2009 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities as of June 30, 2009. At June 30, 2009, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
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
The following tables present the changes in MSRs measured using the fair value method for the six months ended June 30, 2009 and June 30, 2008.

Residential MSRs
(In thousands)	Banking subsidiaries

Fair value at January 1, 2009	$176,034
Purchases	727
Servicing from securitizations or asset transfers	13,661
Changes due to payments on loans (1)	(7,921)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,693)

Fair value as of June 30, 2009	$180,808

(1)	Represents changes due to collection / realization of expected cash flows over time.

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	2,986	—	2,986
Servicing from securitizations or asset transfers	15,521	—	15,521
Changes due to payments on loans (1)	(5,618)	(13,180)	(18,798)
Changes in fair value due to changes in valuation model inputs or assumptions	6,390	(11,568)	(5,178)

Fair value as of June 30, 2008	$129,891	$56,264	$186,155

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $17.7 billion as of June 30, 2009 (December 31, 2008 — $17.6 billion; June 30, 2008 — $20.4 billion, including $8.2 billion related to the PFH discontinued operations).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, representing changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the Corporation’s continuing operations for the quarter and six months ended June 30, 2009 amounted to $11.3 million and $23.0 million, respectively, and $7.2 million and $14.4 million, respectively, for the quarter and six months ended June 30, 2008. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. For the period ended June 30, 2009, those weighted average mortgage servicing fees were 0.26% (June 30, 2008 — 0.25%). Under these servicing agreements, the banking subsidiaries do not earn significant prepayment penalty fees on the underlying loans serviced.
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
During the six months period ended June 30, 2009, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $805 million in principal balance outstanding. Gains of approximately $26.4 million were realized on these transactions during the six months period ended June 30, 2009.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended June 30, 2009 and year ended December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008

Prepayment speed	6.7%	11.6%
Weighted average life	15.0 years	8.6 years
Discount rate (annual rate)	10.9%	11.3%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions as of June 30, 2009 and December 31, 2008 were as follows:

	Originated MSRs
(In thousands)	June 30, 2009	December 31, 2008

Fair value of retained interests	$94,879	$104,614
Weighted average life	7.3 years	10.2 years
Weighted average prepayment speed (annual rate)	13.7%	9.9%
Impact on fair value of 10% adverse change	$(4,407)	$(4,734)
Impact on fair value of 20% adverse change	$(8,726)	$(8,033)
Weighted average discount rate (annual rate)	12.75%	11.46%
Impact on fair value of 10% adverse change	$(3,112)	$(3,769)
Impact on fair value of 20% adverse change	$(6,253)	$(6,142)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	June 30, 2009	December 31, 2008

Fair value of retained interests	$85,929	$71,420
Weighted average life of collateral	8.3 years	7.0 years
Weighted average prepayment speed (annual rate)	12.1%	14.4%
Impact on fair value of 10% adverse change	$(4,801)	$(3,880)
Impact on fair value of 20% adverse change	$(8,191)	$(7,096)
Weighted average discount rate (annual rate)	11.1%	10.6%
Impact on fair value of 10% adverse change	$(4,050)	$(2,277)
Impact on fair value of 20% adverse change	$(6,742)	$(4,054)

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
As of June 30, 2009, the Corporation serviced $4.7 billion (December 31, 2008 — $4.9 billion; June 30, 2008 — $3.7 billion) in residential mortgage loans with credit recourse to the Corporation.
Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. At June 30, 2009, the Corporation had recorded $88 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2008 — $61 million; June 30, 2008 — $41 million).

Note 9 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Net deferred tax assets (net of valuation allowance)	$390,467	$357,507	$807,884
Bank-owned life insurance program	228,675	224,634	219,867
Prepaid expenses	136,634	136,236	198,286
Investments under the equity method	91,558	92,412	108,008
Derivative assets	76,019	109,656	50,121
Trade receivables from brokers and counterparties	66,943	1,686	515,273
Securitization advances and related assets	—	—	299,519
Others	224,553	193,466	256,884

Total	$1,214,849	$1,115,597	$2,455,842

Note:	Other assets from discontinued operations at June 30, 2009 and December 31, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

Note 10 — Derivative Instruments and Hedging
Refer to Note 33 to the consolidated financial statements included in the 2008 Annual Report for a complete description of the Corporation’s derivative activities.
The use of derivatives is incorporated as part of the Corporation’s overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest income is not, on a material basis, adversely affected by movements in interest rates. The Corporation uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. As a result of interest rate fluctuations, hedged fixed and variable interest rate assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management.
By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $4.2 million negative adjustment as a result of the credit risk of the counterparty as of June 30, 2009. In the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivative liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled. The derivative liabilities include a $1.2 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of June 30, 2009.
Certain of the Corporation’s derivative instruments contain provisions that require its senior debt to maintain an investment grade rating from certain major credit rating agencies. Under these derivative agreements, if the Corporation’s senior debt rating falls below investment grade, the counterparties to the derivative instruments are entitled to request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The credit contingent features underlying these agreements were triggered as of June 30, 2009 since the Corporation’s senior debt was rated below investment grade. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position as of June 30, 2009 was $72 million. The Corporation has fully collateralized these positions by posting collateral of $79 million as of June 30, 2009.
Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding as of June 30, 2009 and December 31, 2008 were as follows:

As of June 30, 2009
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition	Fair	Condition
(In thousands)	Amount	Classification	Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:

Forward commitments	$179,755	Other Assets	$854	Other Liabilities	$891

Total derivatives designated as hedging instruments under SFAS No. 133	$179,755		$854		$891

Derivatives not designated as hedging instruments under SFAS No. 133:

Forward contracts	$156,591	Trading Account Securities	$1,399	Other Liabilities	$45
Interest rate swaps associated with:
- swaps with corporate clients	1,043,845	Other Assets	70,295	Other Liabilities	340
- swaps offsetting position of corporate clients’ swaps	1,043,845	Other Assets	340	Other Liabilities	73,589
Foreign currency and exchange rate commitments with clients	257	—	—	Other Liabilities	34
Foreign currency and exchange rate commitments with counterparty	255	Other Assets	36	—	—
Interest rate caps and floors	139,969	Other Assets	250	—	—
Interest rate caps and floors for the benefit of corporate clients	139,969	—	—	Other Liabilities	250
Indexed options on deposits	193,227	Other Assets	4,244	—	—
Bifurcated embedded options	140,483	—	—	Other Liabilities	4,370

Total derivatives not designated as hedging instruments under SFAS No. 133	$2,858,441		$76,564		$78,628

Total derivative assets and liabilities	$3,038,196		$77,418		$79,519

As of December 31, 2008
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition		Condition
(In thousands)	Amount	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Forward commitments	$112,500	Other Assets	$6	Other Liabilities	$2,255
Interest rate swaps	200,000	—	—	Other Liabilities	2,380

Total derivatives designated as hedging instruments under SFAS No. 133	$312,500		$6		$4,635

Derivatives not designated as hedging instruments under SFAS No. 133:

Forward contracts	$272,301	Trading Account Securities	$38	Other Liabilities	$4,733
Interest rate swaps associated with:
- swaps with corporate clients	1,038,908	Other Assets	100,668	—	—
- swaps offsetting position of corporate clients’ swaps	1,038,908	—	—	Other Liabilities	98,437
Foreign currency and exchange rate commitments with clients	377	Other Assets	18	Other Liabilities	15
Foreign currency and exchange rate commitments with counterparty	373	Other Assets	16	Other Liabilities	16
Interest rate caps	128,284	Other Assets	89	—	—
Interest rate caps for the benefit of corporate clients	128,284	—	—	Other Liabilities	89
Indexed options on deposits	208,557	Other Assets	8,821	—	—
Bifurcated embedded options	178,608	—	—	Other Liabilities	8,584

Total derivatives not designated as hedging instruments under SFAS No. 133	$2,994,600		$109,650		$111,874

Total derivative assets and liabilities	$3,307,100		$109,656		$116,509

Cash Flow Hedges
The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 79 days.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item which the hedged item is recorded and in the same period in which the forecasted transaction affects earnings, as presented in the table below:

Quarter ended June 30, 2009
Classification of
				Gain (Loss)	Amount of Gain
				Recognized in	(Loss) Recognized
	Amount of	Classification in the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(37)	Trading account profit	$(1,586)	—	—
Interest rate swaps	—	Interest expense	(1,883)	—	—

Total cash flow hedges	$(37)		$(3,469)	—	—

OCI — “Other Comprehensive Income”

AOCI — “Accumulated Other Comprehensive Income”

Six months ended June 30, 2009
Classification of
				Gain (Loss)	Amount of Gain
				Recognized in	(Loss) Recognized
	Amount of	Classification in the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(1,623)	Trading account profit	$(3,503)	—	—
Interest rate swaps	—	Interest expense	(2,380)	—	—

Total cash flow hedges	$(1,623)		$(5,883)	—	—

OCI — “Other Comprehensive Income”

AOCI — “Accumulated Other Comprehensive Income”

Non-Hedging Activities
For the quarter and six months ended June 30, 2009, the Corporation recognized a loss of $1.8 million and $14.1 million, respectively, related to its non-hedging derivatives, as detailed in the table below.

		Amount of Gain (Loss) Recognized in
	Classification of Gain	Income on Derivatives
	(Loss) Recognized in	Quarter ended	Six months ended
(In thousands)	Income on Derivatives	June 30, 2009	June 30, 2009

Forward contracts	Trading account profit	$1,204	$(6,848)
Interest rate swap contracts	Other operating income	(1,554)	(5,524)
Credit derivatives	Other operating income	(2,599)	(2,599)
Foreign currency and exchange rate commitments	Interest expense	(3)	(2)
Foreign currency and exchange rate commitments	Other operating income	10	19
Indexed options	Interest expense	470	(746)
Bifurcated embedded options	Interest expense	698	1,575

Total		$(1,774)	$(14,125)

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
Interest Rate Caps
The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions; thus minimizing its market and credit risks.
Note 11 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2009 and 2008, allocated by reportable segments, were as follows (refer to Note 25 for the definition of the Corporation’s reportable segments):

2009
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2009	acquired	adjustments	Other	June 30, 2009

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	$111	$31,840
Consumer and Retail Banking	117,000	—	$1	544	117,545
Other Financial Services	8,330	—	(34)	—	8,296
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$717	$655	$607,164

2008
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2008	acquired	adjustments	Other	June 30, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	$(115)	—	$35,256
Consumer and Retail Banking	136,407	—	(562)	—	135,845
Other Financial Services	8,621	$153	—	$3	8,777
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	46,125	1,000	—	(2,414)	44,711

Total Popular, Inc.	$630,761	$1,153	$(677)	$(2,411)	$628,826

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments in the EVERTEC reportable segment for the six months ended June 30, 2009 are related to contingency payments.

As of June 30, 2009, the Corporation had $6 million of identifiable intangibles, other than goodwill, with indefinite useful lives (December 31, 2008 — $6 million; June 30, 2008 — $17 million).
The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2009		December 31, 2008		June 30, 2008
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$65,379	$27,560	$65,379	$24,130	$66,040	$26,141

Other customer relationships	8,816	5,152	8,839	4,585	9,852	4,803

Other intangibles	2,981	2,366	3,037	1,725	8,219	6,150

Total	$77,176	$35,078	$77,255	$30,440	$84,111	$37,094

During the quarter ended June 30, 2009, the Corporation recognized $2.4 million in amortization related to other intangible assets with definite useful lives (June 30, 2008 — $2.5 million). During the six months ended June 30, 2009, the Corporation recognized $4.8 million in amortization related to other intangible assets with definite useful lives (June 30, 2008 — $5.0 million).
The following table presents the estimated aggregate annual amortization of the intangible assets with definite useful lives for each of the following fiscal years:

(In thousands)

Remaining 2009	$4,644
Year 2010	7,671
Year 2011	6,982
Year 2012	5,967
Year 2013	5,784
Year 2014	5,146

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
The Corporation adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009.
Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, December 31, 2008 and June 30, 2008:

	At June 30, 2009
				Balance as of
(In millions)	Level 1	Level 2	Level 3	June 30, 2009

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$31	—	$31
Obligations of U.S. Government sponsored entities	—	1,756	—	1,756
Obligations of Puerto Rico, States and political subdivisions	—	99	—	99
Collateralized mortgage obligations — federal agencies	—	1,673	—	1,673
Collateralized mortgage obligations — private label	—	136	—	136
Mortgage-backed securities	—	3,508	$35	3,543
Equity securities	$3	5	—	8

Total investment securities available-for-sale	$3	$7,208	$35	$7,246

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$14	—	$14
Collateralized mortgage obligations	—	2	$5	7
Residential mortgage-backed securities — federal agencies		163	284	447
Other	—	13	5	18

Total trading account securities	—	$192	$294	$486

Mortgage servicing rights	—	—	$181	$181
Derivatives (Refer to Note 10)	—	$77	—	$77

Discontinued Operations
Loans measured at fair value pursuant to SFAS No. 159	—	—	$1	$1

Total	$3	$7,477	$511	$7,991

Liabilities
Continuing Operations
Derivatives (Refer to Note 10)	—	$(80)	—	$(80)

Total	—	$(80)	—	$(80)

	At December 31, 2008
				Balance as of
				December 31,
(In millions)	Level 1	Level 2	Level 3	2008

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$502	—	$502
Obligations of U.S. Government sponsored entities	—	4,807	—	4,807
Obligations of Puerto Rico, States and political subdivisions	—	101	—	101
Collateralized mortgage obligations — federal agencies	—	1,507	—	1,507
Collateralized mortgage obligations — private label	—	149	—	149
Mortgage-backed securities	—	812	$37	849
Equity securities	$5	5	—	10

Total investment securities available-for-sale	$5	$7,883	$37	$7,925

Trading account securities, excluding derivatives:
U.S. Treasury securities and obligations of U.S. Government sponsored entities	—	$3	—	$3
Obligations of Puerto Rico, States and political subdivisions	—	28	—	28
Collateralized mortgage obligations	—	2	$3	5
Residential mortgage-backed securities — federal agencies	—	296	292	588
Commercial paper	—	5	—	5
Other	—	12	5	17

Total trading account securities	—	$346	$300	$646

Mortgage servicing rights	—	—	$176	$176
Derivatives (Refer to Note 10)	—	$110	—	110

Discontinued Operations
Loans measured at fair value pursuant to SFAS No. 159	—	—	$5	$5

Total	$5	$8,339	$518	$8,862

Liabilities
Continuing Operations
Derivatives (Refer to Note 10)	—	$(117)	—	$(117)

Total	—	$(117)	—	$(117)

	At June 30, 2008
				Balance as of
(In millions)	Level 1	Level 2	Level 3	June 30, 2008

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$461	—	$461
Obligations of U.S. Government sponsored entities	—	4,605	—	4,605
Obligations of Puerto Rico, States and political subdivisions	—	125	—	125
Collateralized mortgage obligations — federal agencies	—	1,399	—	1,399
Collateralized mortgage obligations — private label	—	210	—	210
Mortgage-backed securities	—	846	$38	884
Equity securities	$10	5	—	15

Total investment securities available-for-sale	$10	$7,651	$38	$7,699

Trading account securities, excluding derivatives:
U.S. Treasury securities and obligations of U.S. Government sponsored entities		$6	—	$6
Obligations of Puerto Rico, States and political subdivisions	—	27	—	27
Collateralized mortgage obligations	—	2	$3	5
Residential mortgage-backed securities — federal agencies		88	301	389
Other	—	31	6	37

Total trading account securities	—	$154	$310	$464

Mortgage servicing rights	—	—	$130	$130
Derivatives (Refer to Note 10)	—	$51	—	51

Discontinued Operations
Residual interests — available-for-sale			$3	$3
Residual interests — trading	—	—	35	35
Mortgage servicing rights	—	—	56	56
Loans measured at fair value pursuant to SFAS No. 159	—	—	845	845

Total	$10	$7,856	$1,417	$9,283

Liabilities
Continuing Operations
Derivatives (Refer to Note 10)	—	$(59)	—	$(59)

Discontinued Operations
Notes payable measured at fair value pursuant to SFAS No. 159			$(174)	(174)

Total	—	$(59)	$(174)	$(233)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2009 and 2008:

	Quarter ended June 30, 2009
							Changes in
							unrealized
					Purchases,		gains (losses)
					sales,		included in
				Increase	issuances,		earnings
			Gains (losses)	(decrease)	settlements,		related to
	Balance	Gains	included in	in accrued	paydowns		assets and
	as of	(losses)	other	interest	and	Balance as	liabilities still
	March 31,	included in	comprehensive	receivable	maturities	of June 30,	held as of
(In millions)	2009	earnings	income	/ payable	(net)	2009	June 30, 2009

Assets
Continuing Operations
Investment securities available-for-sale:
Mortgage- backed securities	$36	—	—	—	$(1)	$35	—

Total investment securities available-for-sale	$36	—	—	—	$(1)	$35	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$2	$5	—
Residential mortgage- backed securities- federal agencies	276	$(1)	—	—	9	284	$1	(a)
Other	5	—	—	—	—	5	—

Total trading account securities	$284	$(1)	—	—	$11	$294	$1

Mortgage servicing rights	$177	$(4)	—	—	$8	$181	$(1	)(b)

Discontinued Operations
Loans measured at fair value pursuant to SFAS No. 159	$5	—	—	—	$(4)	$1	—

Total	$502	$(5)	—	—	$14	$511	—

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Other service fees” in the statement of operations

	Six months ended June 30, 2009
							Changes in
							unrealized
					Purchases,		gains (losses)
					sales,		included in
				Increase	issuances,		earnings
			Gains (losses)	(decrease)	settlements,		related to
	Balance	Gains	included in	in accrued	paydowns		assets and
	as of	(losses)	other	interest	and	Balance as	liabilities still
	January 1,	included in	comprehensive	receivable	maturities	of June 30,	held as of
(In millions)	2009	earnings	income	/ payable	(net)	2009	June 30, 2009

Assets
Continuing Operations
Investment securities available-for-sale:
Mortgage- backed securities	$37	—	—	—	$(2)	$35	—

Total investment securities available-for-sale	$37	—	—	—	$(2)	$35	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$2	$5	—
Residential mortgage- backed securities- federal agencies	292	$1	—	—	(9)	284	$4	(a)
Other	5	—	—	—	—	5	—

Total trading account securities	$300	$1	—	—	$(7)	$294	$4

Mortgage servicing rights	$176	$(9)	—	—	$14	$181	$(2	)(c)

Discontinued Operations
Loans measured at fair value pursuant to SFAS No. 159	$5	$1	—	—	$(5)	$1	—	(b)

Total	$518	$(7)	—	—	—	$511	$2

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

	Quarter ended June 30, 2008
							Changes in
							unrealized
					Purchases,		gains (losses)
					sales,		included in
				Increase	issuances,		earnings
			Gains (losses)	(decrease)	settlements,		related to
	Balance	Gains	included in	in accrued	paydowns		assets and
	as of	(losses)	other	interest	and	Balance as	liabilities still
	March 31,	included in	comprehensive	receivable	maturities	of June 30,	held as of
(In millions)	2008	earnings	income	/ payable	(net)	2008	June 30, 2008

Assets
Continuing Operations
Investment securities available-for-sale:
Mortgage- backed securities	$39	—	—	—	$(1)	$38	—

Total investment securities available-for-sale	$39	—	—	—	$(1)	$38	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	$3	—
Residential mortgage- backed securities- federal agencies	236	—	—	—	$65	301	$1	(a)
Other	6	—	—	—	—	6	—

Total trading account securities	$245	—	—	—	$65	$310	$1

Mortgage servicing rights	$116	$3	—	—	$11	$130	$5	(c)

Discontinued Operations
Residual interests — available-for-sale	$3	—	—	—	—	$3	—
Residual interests — trading	35	$2	—	—	$(2)	35	(2	)(b)
Mortgage servicing rights	68	(12)	—	—	—	56	(6	)(b)
Loans measured at fair value pursuant to SFAS No. 159	927	(31)	—	$(1)	(50)	845	(9	)(b)

Total	$1,433	$(38)	—	$(1)	$23	$1,417	$(11)

Liabilities
Discontinued Operations
Notes payable measured at fair value pursuant to SFAS No. 159	$(186)	$(5)	—	—	$17	$(174)	$(5	)(b)

Total	$(186)	$(5)	—	—	$17	$(174)	$(5)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

	Six months ended June 30, 2008
							Changes in
							unrealized
					Purchases,		gains (losses)
					sales,		included in
				Increase	issuances,		earnings
			Gains (losses)	(decrease)	settlements,		related to
	Balance	Gains	included in	in accrued	paydowns		assets and
	as of	(losses)	other	interest	and	Balance as	liabilities still
	January 1,	included in	comprehensive	receivable	maturities	of June 30,	held as of
(In millions)	2008	earnings	income	/ payable	(net)	2008	June 30, 2008

Assets
Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities	$39	—	$1	—	$(2)	$38	—

Total investment securities available-for-sale	$39	—	$1	—	$(2)	$38	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	$3	—
Residential mortgage- backed securities- federal agencies	227	$2	—	—	$72	301	$3	(a)
Other	3	—	—	—	3	6	—

Total trading account securities	$233	$2	—	—	$75	$310	$3

Mortgage servicing rights	$111	$1	—	—	$18	$130	$6	(c)

Discontinued Operations
Residual interests — available-for-sale	$4	$(1)	—	—	—	$3	—
Residual interests — trading	40	$(2)	—	—	$(3)	35	$(10	)(b)
Mortgage servicing rights	81	(25)	—	—	—	56	(11	)(b)
Loans measured at fair value pursuant to SFAS No. 159	987	(33)	—	(2)	(107)	845	15	(b)

Total	$1,495	$(58)	$1	$(2)	$(19)	$1,417	$3

Liabilities
Discontinued Operations
Notes payable measured at fair value pursuant to SFAS No. 159	$(201)	$(6)	—	—	$33	$(174)	$(6	)(b)

Total	$(201)	$(6)	—	—	$33	$(174)	$(6)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six months ended June 30, 2009 and 2008.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2009		Six months ended June 30, 2009
		Change in		Change in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$(4)	$(1)	$(9)	$(2)
Trading account profit	(1)	1	1	4
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	1	—

Total	$(5)	—	$(7)	$2

	Quarter ended June 30, 2008		Six months ended June 30, 2008
		Change in		Change in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$3	$5	$1	$6
Trading account profit	—	1	2	3
Discontinued Operations
Loss from discontinued operations, net of tax	(46)	(22)	(67)	(12)

Total	$(43)	$(16)	$(64)	$(3)

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. The adjustments to fair value usually result from the application of lower of cost or market accounting, identification of impaired loans requiring specific reserves under SFAS No. 114, or write-downs of individual assets. The following table presents financial and non-financial assets that were subject to a fair value measurement on a non-recurring basis during the six months ended June 30, 2009 and 2008 and which were still included in the consolidated statement of condition as of June 30, 2009 and 2008. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

Carrying value as of June 30, 2009
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$612	$612
Loans held-for-sale (2)	—	—	16	16
Other real estate owned (3)	—	—	51	51
Other foreclosed assets (3)	—	—	7	7
Discontinued Operations
Loans held-for-sale (2)	—	—	1	1

Total	—	—	$687	$687

(1)	Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Carrying value as of December 31, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$523	$523
Loans held-for-sale (2)	—	—	364	364
Discontinued Operations
Loans held-for-sale (2)	—	—	2	2

Total	—	—	$889	$889

(1)	Relates to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

Carrying value as of June 30, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$426	$426
Discontinued Operations
Loans held-for-sale (2)	—	—	5	5

Total	—	—	$431	$431

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments presented in these note disclosures do not represent management’s estimate of the underlying value of the Corporation.
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.
•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S. agency securities. The fair value of U.S. agency securities is based on an active exchange market and on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2.
•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.
•	Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from local broker dealers. These particular MBS are classified as Level 3.
•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These investment securities are classified as Level 2.
•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1. Other equity securities that do not trade in highly liquid markets are classified as Level 2.

•	Corporate securities and mutual funds (included as “other” in the “trading account securities” category): Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently or are in distress are classified as Level 3.
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
Loans measured at fair value pursuant to lower of cost or fair value adjustments
Loans measured at fair value on a nonrecurring basis pursuant to lower of cost or fair value were priced based on bids received from potential buyers, secondary market prices, and discounting cash flow models which incorporate internally-developed assumptions for prepayments and credit loss estimates. These loans are classified as Level 3.
Other real estate owned and other foreclosed assets
Other real estate owned includes real estate properties securing mortgage, consumer, and commercial loans. Other foreclosed assets include automobiles securing auto loans. The fair value of foreclosed assets may be determined using an external appraisal, broker price opinion or an internal valuation. These foreclosed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.
Note 13 — Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.
The information about the estimated fair values of financial instruments presented hereunder excludes all nonfinancial instruments and certain other specific items.

Derivatives are considered financial instruments and their carrying value equals fair value. For disclosures about the fair value of derivative instruments refer to Note 10 to the consolidated financial statements.
For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates, estimates of future cash flows, and prepayment assumptions.
The fair values reflected herein have been determined based on the prevailing interest rate environment as of June 30, 2009 and December 31, 2008, respectively. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments at June 30, 2009 and December 31, 2008 are described in the paragraphs below.
Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, bankers acceptances, customers’ liabilities on acceptances, federal funds purchased and assets sold under agreements to repurchase, short-term borrowings, and acceptances outstanding. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.
Trading and investment securities, except for investments classified as other investment securities in the consolidated statement of condition, are financial instruments that regularly trade on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes, where available, or quoted market prices of financial instruments with similar characteristics. Trading account securities and securities available-for-sale are reported at their respective fair values in the consolidated statements of condition since they are marked-to-market for accounting purposes. These instruments are detailed in the consolidated statements of condition and in Notes 6 and 7.
The estimated fair value for loans held-for-sale is based on secondary market prices. The fair values of the loans held-in-portfolio have been determined for groups of loans with similar characteristics. Loans were segregated by type such as commercial, construction, residential mortgage, consumer, and credit cards. Each loan category was further segmented based on loan characteristics, including interest rate terms, credit quality and vintage. Generally, the fair values were estimated based on an exit price by discounting scheduled cash flows for the segmented groups of loans using a discount rate that considers interest, credit and expected return by market participant under current market conditions. Additionally, prepayment, default and recovery assumptions have been applied in the mortgage loan portfolio valuations. Generally accepted accounting principles do not require a fair valuation of the lease financing portfolio, therefore it is included in the loans total at its carrying amount.
The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts is, for purposes of this disclosure, equal to the amount payable on demand as of the respective dates. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using interest rates being offered on certificates with similar maturities. The value of these deposits in a transaction between willing parties is in part dependent of the buyer’s ability to reduce the servicing cost and the attrition that sometimes occurs. Therefore, the amount a buyer would be willing to pay for these deposits could vary significantly from the presented fair value.
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments at June 30, 2009 and December 31, 2008.

As part of the fair value estimation procedures of certain liabilities, including repurchase agreements (regular and structured) and FHLB advances, the Corporation considered, where applicable, the collaterization levels as part of its evaluation of non-performance risk.
Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. The fair value of letters of credit is based on fees currently charged on similar agreements.
Carrying or notional amounts, as applicable, and estimated fair values for financial instruments were:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In thousands)	amount	value	amount	value

Financial Assets:
Cash and money market investments	$1,613,499	$1,613,499	$1,579,641	$1,579,641
Trading securities	487,182	487,182	645,903	645,903
Investment securities available-for-sale	7,246,459	7,246,459	7,924,487	7,924,487
Investment securities held-to-maturity	320,061	313,462	294,747	290,134
Other investment securities	214,923	216,551	217,667	255,830
Loans held-for-sale	242,847	249,856	536,058	541,576
Loans held-in-portfolio, net	23,459,823	21,330,133	24,850,066	17,383,956

Financial liabilities:
Deposits	$26,913,485	$27,083,828	$27,550,205	$27,793,826
Federal funds purchased	—	—	144,471	144,471
Assets sold under agreements to repurchase	2,941,678	3,075,859	3,407,137	3,592,236
Short-term borrowings	1,825	1,825	4,934	4,934
Notes payable	2,643,722	2,229,924	3,386,763	3,257,491

	Notional	Fair	Notional	Fair
(In thousands)	amount	Value	Amount	Value

Commitments to extend credit	$7,196,232	$449	$7,116,977	$943
Letters of credit	186,078	3,047	199,795	3,938

Note 14 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Federal funds purchased	—	$144,471	$625,000
Assets sold under agreements to repurchase	$2,941,678	3,407,137	4,113,677

	$2,941,678	$3,551,608	$4,738,677

Other short-term borrowings consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Advances with the FHLB paying interest at maturity at fixed rates ranging from 2.23% to 2.40%	—	—	$675,000

Advances under credit facilities with other institutions at fixed rates ranging from 2.50% to 2.94%	—	—	214,000

Unsecured borrowings with private investors at a fixed rate of 0.40%	$500	$3,548	—

Term notes purchased paying interest at maturity at fixed rates ranging from 2.20% to 3.40%	—	—	6,453

Term funds purchased paying interest at fixed rates ranging from 2.26% to 2.45%	—	—	439,000

Other	1,325	1,386	2,757

	$1,825	$4,934	$1,337,210

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Advances with the FHLB:
-with maturities ranging from 2010 through 2015 paying interest at monthly fixed rates ranging from 1.48% to 5.06% (June 30, 2008 - 2.67% to 6.98%)	$1,107,216	$1,050,741	$961,817
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10% (June 30, 2008 - 5.04% to 6.55%)	20,000	20,000	65,000

Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.27% over the 3-month LIBOR rate.	—	—	85,000

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities ranging from 2009 to 2013 paying interest semiannually at fixed rates ranging from 5.20% to 9.75% (June 30, 2008 - 3.88% to 6.85%)	383,720	995,027	1,519,021

Term notes with maturities ranging from 2009 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	2,678	3,777	5,358

Term notes maturing in 2011 paying interest quarterly at a floating rate of 6.00% (June 30, 2008 - 0.40%) over the 3-month LIBOR rate	250,000	435,543	199,822

Secured borrowings at fair value paying interest monthly at fixed rates ranging from 6.04% to 7.04%	—	—	35,224

Secured borrowings at fair value paying interest monthly at floating rates ranging from 2.53% to 3.38% over the 1-month LIBOR rate	—	—	138,501

Notes linked to the S&P 500 Index maturing in 2008	—	—	32,838

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 15)	849,672	849,672	849,672

Other	27,336	28,903	29,019

	$2,643,722	$3,386,763	$3,924,372

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of June 30, 2009 and June 30, 2008, respectively, were as follows: 1-month LIBOR rate =0.31% and 2.46%; 3-month LIBOR rate = 0.60% and 2.78%; 10-year U.S. Treasury note = 3.54% and 3.97%.

The holders of $25 million of certain of the Corporation’s fixed-rate notes and $250 million of the Corporation’s floating rate notes have the right to require the Corporation to purchase the notes on each quarterly interest payment date beginning in March 2010. The holders of $175 million of those floating-rate notes also have the right to require the Corporation to repurchase the notes, in whole or in part, on each of September 30, 2009, and December 31, 2009, at a price equal to 99% of their principal amount. These notes were issued by the Corporation in 2008 and mature in 2011, subject to the right of investors to require their earlier repurchase by the Corporation.
Included in the table above is $350 million in term notes with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades by the major rating agencies in April 2009 and June 2009, the cost of the senior debt increased prospectively by an additional 225 basis points. The senior debt consists of term notes of $75 million with a fixed rate of 9.75% as of June 30, 2009, $25 million with a fixed rate of 9.41% as of June 30, 2009 and $250 million in term notes with floating rates at 3-month LIBOR plus 6.00% as of June 30, 2009. These term notes mature in 2011.

Note 15 — Trust Preferred Securities
As of June 30, 2009 and 2008, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts as of June 30, 2009, December 31, 2008 and June 30, 2008 follows:
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
The outstanding trust preferred securities are subject to the “Exchange Offer” described in Note 27 to these consolidated financial statements, which is expected to change the outstanding amount of the trust preferred securities. Also, in connection with the Exchange Offer described in Note 27 to these consolidated financial statements, the U.S. Treasury has agreed with the Corporation that the U.S. Treasury will exchange all of its outstanding shares of Series C Preferred Stock (described in Note 16—Stockholders’ Equity) for $935 million of newly issued trust preferred securities (the “New Trust Preferred Securities”).

Note 16 — Stockholders’ Equity
On May 1, 2009, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 470,000,000 shares to 700,000,000 shares. The stockholders also approved to decrease the par value of the common stock of the Corporation from $6 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. During the quarter ended June 30, 2009, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (additional paid-in capital).
On February 19, 2009, the Board of Directors of the Corporation resolved to retire 13,597,261 shares of the Corporation’s common stock that were held by the Corporation as treasury shares. It is the Corporation’s accounting policy to account, at retirement, for the excess of the cost of the treasury stock over its par value entirely to surplus. The impact of the retirement is depicted in the accompanying Consolidated Statement of Changes in Stockholders’ Equity.
The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s preferred stock outstanding as of June 30, 2009 consisted of:
•	6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2003 Series A Preferred Stock amounted to approximately $3.0 million for each of the quarters ended June 30, 2009, and 2008 and $6.0 million for each of the six-month periods ended June 30, 2009 and 2008.

•	8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2008 Series B Preferred Stock amounted to approximately $8.3 million for the quarter ended June 30, 2009 (June 30, 2008 — $3.0 million) and $16.5 million for the six months ended June 30, 2009 (June 30, 2008 — $3.0 million).

•	Fixed rate cumulative perpetual preferred stock, Series C, $1,000 liquidation preference per share issued to the U.S. Department of Treasury (“U.S. Treasury”) in December 2008, under the Capital Purchase Program established by the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”). The Corporation also issued to the U.S. Treasury a warrant to purchase 20,932,836 shares of Popular’s common stock at an exercise price of $6.70 per share, which continues outstanding in full as of June 30, 2009.

The shares of Series C Preferred Stock qualify as Tier I regulatory capital and pay cumulative dividends quarterly (February 15, May 15, August 15 and November 15) at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Corporation paid cash dividends on the Series C Preferred Stock amounting to $11.7 million and $20.8 million during the quarter and six months ended June 30, 2009, respectively.
Refer to the 2008 Annual Report for details on the terms of each class of preferred stock.
During the quarter ended June 30, 2009, cash dividends of $0.02 per common share outstanding amounting to $5.6 million were paid to shareholders of the Corporation’s common stock (June 30, 2008 — $0.16 per common share or $44.9 million). During the six months ended June 30, 2009, cash dividends of $0.10 per common share outstanding amounting to $28.2 million were paid to shareholders of the Corporation’s common stock (June 30, 2008 — $0.32 per common share or $89.7 million).
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
In June 2009, the Corporation announced the suspension of dividends on the Corporation’s common stock and Series A and B preferred stock.

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
On June 29, 2009, the Corporation commenced an offer to issue up to 390 million shares of its common stock in exchange for its Series A preferred stock and Series B preferred stock and for the trust preferred securities described in Note 15 — Trust Preferred Securities. Refer to Note 27 to these consolidated financial statements for information on the Exchange Offer. Also, in connection with the Corporation’s Exchange Offer (described in Note 27 — Exchange Offer), the U.S. Treasury has agreed with the Corporation that the U.S. Treasury will exchange all of its outstanding shares of Series C Preferred Stock for $935 million of the New Trust Preferred Securities.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of June 30, 2009 (December 31, 2008 — $392 million; June 30, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2009 and 2008.
Note 17 — Commitments, Contingencies and Guarantees
Commercial letters of credit and stand-by letters of credit amounted to $18 million and $168 million, respectively, as of June 30, 2009 (December 31, 2008 — $19 million and $181 million; June 30, 2008 — $21 million and $163 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of June 30, 2009, the Corporation recorded a liability of $0.6 million (December 31, 2008 — $0.7 million and June 30, 2008 — $0.6 million), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
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
As of June 30, 2009, the Corporation serviced $4.7 billion (December 31, 2008 — $4.9 billion and June 30, 2008 — $3.7 billion) in residential mortgage loans with credit recourse or other servicer-provided credit enhancement. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party investor for loss or repurchase the loan. The maximum potential amount of future payments that the Corporation would be required to make under the agreement in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the mortgage loan, thus, historically, the losses associated to these guarantees have not been significant. As of June 30, 2009, the Corporation had reserves of approximately $13 million (December 31, 2008 — $14 million and June 30, 2008 — $7 million) to cover the estimated credit loss exposure. At June 30, 2009, the Corporation also serviced $13.0 billion (December 31, 2008 — $12.7 billion and June 30, 2008 — $16.7 billion) in mortgage loans without recourse or other servicer-provided credit enhancement. Although the Corporation may, from time to time, be required to make advances to maintain a regular flow of scheduled interest and principal payments to investors, including special purpose entities, this does not represent an insurance against losses. These loans serviced are mostly insured by FHA, VA, and others.
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
Certain of the representations and warranties covered under these indemnifications expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. In the event of a breach of a representation, the Corporation may be required to repurchase the loan. The indemnifications outstanding as of June 30, 2009 do not require the repurchase of loans under credit recourse obligations. As of June 30, 2009, the Corporation has an indemnification reserve of approximately $19 million for potential future claims under the indemnity clauses (December 31, 2008 — $16 million), which is reported as part of Liabilities from discontinued operations in the consolidated statement of condition. If there is a breach of a representation or warranty, the Corporation may be required to repurchase the loan. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. In addition, the Corporation has agreed to restrict $10 million in cash or cash equivalents for a period of one year expiring in November 2009 to cover any such obligations related to the major sale transaction that involved the sale of loans representing approximately $1.0 billion in principal balance during 2008.
The Corporation has also established reserves for representations and warranties on sold loans by its subsidiary E-LOAN (“the Company”). As such, although the risk of loss or default is generally assumed by the investors, the Company is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral. To the extent that the Company does not comply with such representations, it may be required to repurchase loans or indemnify investors for any related losses or borrower defaults. In connection with a majority of its loan sale agreements, E-LOAN is also responsible for ensuring that the borrower makes a minimum number of payments on each loan, or the Company may be required to refund the premium paid to it by the loan purchaser. These reserves, which are included as part of other liabilities in the consolidated statement of condition, amounted to $15 million at June 30, 2009.
During the six months ended June 30, 2009, the Corporation sold a lease financing portfolio of approximately $0.3 billion. In conjunction with this sale, the Corporation recognized an indemnification reserve of approximately $12 million to provide for any losses on the breach of certain representations and warranties included in the sale agreement. This reserve is included as part of other liabilities in the consolidated statement of condition.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $974 million as of June 30, 2009 (December 31, 2008 — $1.7 billion and June 30, 2008 — $2.5 billion). In addition, as of June 30, 2009, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2008 and June 30, 2008 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. Refer to Note 15 to the consolidated financial statements for further information.
Legal Proceedings
The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and August 10, 2009, five putative class actions and one derivative claim were filed in the United States District Court for the District of Puerto Rico, against Popular, Inc. and certain of its directors and officers. Two of the class actions (Hoff v. Popular, Inc., et al. and Otero v. Popular, Inc., et al.) purport to be on behalf of purchasers of our securities between January 23, 2008 and January 22, 2009 and allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading. The Otero action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading in connection with the offering of the Series B Preferred Stock in May 2008. These securities class action complaints seek class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. These two actions have now been consolidated. The remaining class actions (Walsh v. Popular, Inc. et al.; Montanez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.) purport to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan between January 23, 2008 and the dates of the complaints to recover losses pursuant to Sections 409, 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (ERISA) against the Corporation, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The complaints allege that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaints seek to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys fees. These ERISA actions have now been consolidated. The derivative claim (Garcia v. Carrion, et al.) is brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleges breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaint seeks a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations.

Note 18 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories that exceed one percent of the aggregate of total interest income plus non-interest income for the quarters and six-months ended:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Debit card fees	$27,508	$26,340	$53,881	$51,710
Credit card fees and discounts	23,449	27,282	47,454	54,526
Processing fees	13,727	13,158	27,135	25,543
Insurance fees	12,547	13,470	24,551	25,876
Sale and administration of investment products	9,694	8,079	17,023	19,076
Other fees	15,512	19,788	30,926	34,616

Total	$102,437	$108,117	$200,970	$211,347

Note 19 — Pension and Postretirement Benefits
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
The components of net periodic pension cost for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Pension Plans				Benefit Restoration Plans

	Quarters ended		Six months ended		Quarters ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$887	$2,315	$3,330	$4,630	$116	$182	$341	$364
Interest cost	8,042	8,611	16,589	17,222	390	461	834	922
Expected return on plan assets	(6,222)	(10,169)	(13,099)	(20,338)	(307)	(420)	(625)	(840)
Amortization of prior service cost	—	67	44	134	—	(13)	(8)	(26)
Amortization of net loss	3,204	—	7,387	—	185	172	498	343

Net periodic cost	5,911	824	14,251	1,648	384	382	1,040	763
Curtailment gain	—	—	820	—	—	—	(341)	—

Total cost	$5,911	$824	$15,071	$1,648	$384	$382	$699	$763

The Plans experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increase in net periodic pension cost, shown above, for the six months ended June 30, 2009 versus the same period in 2008 was primarily due to the amortization of actuarial loss into pension expense and a lower expected return on plan assets.
For the six months ended June 30, 2009, contributions made to the pension and restoration plans amounted to approximately $3.8 million. The total contributions expected to be paid during the year 2009 for the pension and restoration plans amount to approximately $18.2 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008

Service cost	$549	$485	$1,098	$970
Interest cost	2,026	1,967	4,052	3,934
Amortization of prior service cost	(262)	(262)	(523)	(524)

Total net periodic cost	$2,313	$2,190	$4,627	$4,380

For the six months ended June 30, 2009, contributions made to the postretirement benefit plan amounted to approximately $1.9 million. The total contributions expected to be paid during the year 2009 for the postretirement benefit plan amount to approximately $6.1 million.
Note 20 — Restructuring Plans
As indicated in the 2008 Annual Report, on October 17, 2008, the Board of Directors of Popular, Inc. approved two restructuring plans for the BPNA reportable segment. The objective of the restructuring plans is to improve profitability in the short-term, increase liquidity and lower credit costs and, over time, achieve a greater integration with corporate functions in Puerto Rico.
BPNA Restructuring Plan
The restructuring plan for BPNA’s banking operations (the “BPNA Restructuring Plan”) contemplates the following measures: closing, consolidating or selling approximately 40 underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the aforementioned branch and balance sheet initiatives. The Corporation expects to complete the BPNA Restructuring Plan by the end of 2009. The following table details the expenses recognized during the quarter and six months ended June 30, 2009 that were associated with this particular restructuring plan.

	Quarter ended		Six months ended
(In thousands)	June 30, 2009		June 30, 2009

Personnel costs	$1,358	(a)	$4,278	(a)
Net occupancy expenses	73		73
Other operating expenses	—		453	(b)

Total restructuring costs	$1,431		$4,804

(a)	Severance, retention bonuses and other benefits

(b)	Impairment on long-lived assets

As of June 30, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on
(In thousands)	long-lived assets	Restructuring costs	Total

Year ended December 31, 2008	$5,481	$14,195	$19,676
Quarter ended
March 31, 2009	453	2,920	3,373
June 30, 2009	—	1,431	1,431

Total	$5,934	$18,546	$24,480

The following table presents the activity during 2009 in the reserve for restructuring costs associated with the BPNA Restructuring Plan.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$10,852
Charges during the quarter ended March 31, 2009	3,373
Cash payments	(4,585)

Balance at March 31, 2009	$9,640
Charges during the quarter ended June 30, 2009	1,431
Cash payments	(3,262)

Balance as of June 30, 2009	$7,809

The reserve balances as of June 30, 2009 were mostly related to lease terminations.
Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $9.1 million.
E-LOAN 2008 Restructuring Plan
The E-LOAN 2008 Restructuring Plan involved E-LOAN ceasing to operate as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. As part of the 2008 plan, all operational and support functions were transferred to BPNA and EVERTEC. The 2008 E-LOAN Restructuring Plan is expected to be substantially completed by the end of the third quarter of 2009. As of June 30, 2009, E-LOAN’s workforce totaled 61 FTEs.
The following table details the expenses recognized during the quarter and six months ended June 30, 2009 that were associated with the E-LOAN 2008 Restructuring Plan.

	Quarter ended		Six months ended
(In thousands)	June 30, 2009		June 30, 2009

Personnel costs	$885	(a)	$2,703	(a)

Total restructuring costs	$885		$2,703

(a)	Severance, retention bonuses and other benefits
As of June 30, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on
(In thousands)	long-lived assets	Restructuring costs	Total

Year ended December 31, 2008	$18,867	$3,131	$21,998
Quarter ended
March 31, 2009	—	1,818	1,818
June 30, 2009	—	885	885

Total	$18,867	$5,834	$24,701

The following table presents the activity in the reserve for restructuring costs associated with the E-LOAN 2008 Restructuring Plan for the six months ended June 30, 2009.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$3,015
Charges during the quarter ended March 31, 2009	1,818
Cash payments	(1,528)

Balance at March 31, 2009	$3,305
Charges during the quarter ended June 30, 2009	885
Cash payments	(1,708)

Balance as of June 30, 2009	$2,482

The reserve balance as of June 30, 2009 was mostly associated with personnel costs.
Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $0.2 million.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.
Note 21 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(In millions)	2009	2008

Balance as of January 1	$45.2	$22.2
Additions for tax positions — January - March	1.7	1.4
Reductions as a result of settlements — January - March	(0.6)	—

Balance as of March 31	$46.3	$23.6
Additions for tax positions — April - June	2.2	4.4
Reductions as a result of settlements April - June	—	—

Balance as of June 30	$48.5	$28.0

As of June 30, 2009, the related accrued interest approximated $6.3 million (June 30, 2008 - $3.6 million). Management determined that as of June 30, 2009 and 2008 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $46.8 million as of June 30, 2009 (June 30, 2008 — $26.7 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of June 30, 2009, the following years remain subject to examination in the U.S. Federal jurisdiction — 2007 and thereafter; and in the Puerto Rico jurisdiction — 2004 and thereafter. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2007 which is still in process. Although the outcomes of the tax audits are uncertain, the Corporation believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	June 30,	December 31,
(In thousands)	2009	2008

Deferred tax assets:
Tax credits available for carryforward and other credits available	$11,463	$74,676
Net operating losses carryforward available	770,146	670,326
Deferred compensation	1,899	2,628
Postretirement and pension benefits	127,661	149,027
Deferred loan origination fees	8,461	8,603
Allowance for loan losses	485,642	368,690
Deferred gains	14,621	18,307
Unearned income	499	600
Unrealized losses on derivatives	—	500
Intercompany deferred gains	8,103	11,263
SFAS. No 159 - Fair value option	—	13,132
Other temporary differences	37,111	34,223

Total gross deferred tax assets	1,465,606	1,351,975

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	23,464	21,017
Deferred loan origination costs	10,728	11,228
Accelerated depreciation	7,782	9,348
Unrealized net gain on securities available-for-sale	16,787	78,761
Unrealized gain on derivatives	1,418	—
Other temporary differences	17,465	13,232

Total gross deferred tax liabilities	77,644	133,586

Gross deferred tax assets less liabilities	1,387,962	1,218,389
Less: Valuation allowance	997,559	861,018

Net deferred tax assets	$390,403	$357,371

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
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended June 30, 2009. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position in recent years is considered significant negative evidence and has caused the Corporation to conclude that it will not be able to realize the related deferred tax assets in the future. As of June 30, 2009, the Corporation’s U.S. mainland operations’ net deferred tax assets amounted to $983 million with a valuation allowance of $998 million. The additional valuation allowance of $15 million is related to a deferred tax liability on the indefinite-lived intangible assets, mainly at BPNA. Management will continue to reassess the realization of the deferred tax assets each reporting period.

Note 22 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect at June 30, 2009 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of June 30, 2009:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,325,463	$15.84	3.24	1,325,463	$15.84
$19.25 - $27.20	1,376,965	$25.23	4.99	1,287,983	$25.09

$14.39 - $27.20	2,702,428	$20.62	4.13	2,613,446	$20.40

The aggregate intrinsic value of options outstanding as of June 30, 2009 was $0.2 million (June 30, 2008 — $2.1 million). There was no intrinsic value of options exercisable as of June 30, 2009 and 2008.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2008	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(40,842)	26.29
Expired	(85,507)	19.67

Outstanding as of December 31, 2008	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(46,657)	26.20
Expired	(216,758)	19.06

Outstanding as of June 30, 2009	2,702,428	$20.62

The stock options exercisable as of June 30, 2009 totaled 2,613,446 (June 30, 2008 - 2,738,512). There were no stock options exercised during the quarters and six-month periods ended June 30, 2009 and 2008. Thus, there was no intrinsic value of options exercised during the quarters and six-month periods ended June 30, 2009 and 2008.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2008 and 2009.
For the quarter ended June 30, 2009, the Corporation recognized a credit of $0.1 million of stock option expense, with an income tax expense of $51 thousand (June 30, 2008 — $0.3 million, with a tax benefit of $0.1 million). For the six months ended June 30, 2009, the Corporation recognized $27 thousand of stock option expense, with a tax benefit of $4 thousand (June 30, 2008 — $0.6 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost as of June 30, 2009 related to non-vested stock option awards was $0.2 million and is expected to be recognized over a weighted-average period of 6 months.
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
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	303,686	$22.37
Granted	—	—
Vested	(50,648)	20.33
Forfeited	(4,699)	19.95

Non-vested as of December 31, 2008	248,339	$22.83
Granted	—	—
Vested	(104,279)	21.94
Forfeited	(3,518)	19.95

Non-vested as of June 30, 2009	140,542	$23.56

During the quarters and six-month periods ended June 30, 2009 and 2008, no shares of restricted stock were awarded to management under the Incentive Plan corresponding to the performance of 2008 and 2007.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant will receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of June 30, 2009, 33,700 (June 30, 2008 — 6,217) shares have been granted under this plan to terminated employees.
During the quarter ended June 30, 2009, the Corporation recognized $0.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (June 30, 2008 - $0.3 million, with a tax benefit of $0.1 million). For the six-month period ended June 30, 2009, the Corporation recognized $0.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (June 30, 2008 — $1.2 million, with a tax benefit of $0.5 million). The fair market value of the restricted stock vested was $1.8 million at grant date and $0.3 million at vesting date. This triggers a shortfall of $1.5 million that was recorded as an additional income tax expense at the applicable income tax rate net of deferred tax asset valuation allowance since the Corporation does not have any surplus due to windfalls. During the quarter ended June 30, 2009, the Corporation recognized $0.4 million of performance share expense, with a tax benefit of $99 thousand. During the quarter ended June 30, 2008, the Corporation recognized $0.5 million of performance share expense, with a tax benefit of $0.2 million. During the six-month period ended June 30, 2009, the Corporation recognized $0.2 million of performance share expense, with a tax benefit of $21 thousand (June 30, 2008 — $0.9 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of June 30, 2009 was $9.6 million and is expected to be recognized over a weighted-average period of 1.85 years.
The following table summarizes the restricted stock under the Incentive Plan and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	—	—
Granted	56,025	10.75
Vested	(56,025)	10.75
Forfeited	—	—

Non-vested as of December 31, 2008	—	—
Granted	173,923	3.26
Vested	(173,923)	3.26
Forfeited	—	—

Non-vested as of June 30, 2009	—	—

During the quarter ended June 30, 2009, the Corporation granted 151,612 (June 30, 2008 - 41,926) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $47 thousand (June 30, 2008 — $0.1 million, with a tax benefit of $46 thousand). For the six-month period ended June 30, 2009, the Corporation granted 173,923 (June 30, 2008 — 45,348) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During the six-month period ended June 30, 2009, the Corporation recognized $0.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $94 thousand (June 30, 2008 — $0.2 million, with a tax benefit of $91 thousand). The fair value at vesting date of the restricted stock vested during 2009 for directors was $0.6 million.

Note 23 — (Loss) Earnings per Common Share
The computation of (loss) earnings per common share (“EPS”) follows:

	Quarter ended		Six months ended
	June 30,		June 30,

(In thousands, except share information)	2009	2008	2009	2008

Net (loss) income from continuing operations	$(176,583)	$59,173	$(219,159)	$158,412
Net loss from discontinued operations	(6,599)	(34,923)	(16,545)	(30,872)
Less: Preferred stock dividends	22,915	6,003	45,831	8,981
Less: Preferred stock discount accretion	1,713	—	3,475	—

Net (loss) income applicable to common stock	$(207,810)	$18,247	$(285,010)	$118,559

Average common shares outstanding	281,888,394	280,773,513	281,861,563	280,514,164
Average potential common shares	—	—	—	—

Average common shares outstanding — assuming dilution	281,888,394	280,773,513	281,861,563	280,514,164

Basic and diluted EPS from continuing operations	$(0.71)	$0.19	$(0.95)	$0.52
Basic and diluted EPS from discontinued operations	(0.03)	(0.13)	(0.06)	(0.10)

Basic and diluted EPS	$(0.74)	$0.06	$(1.01)	$0.42

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants and stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six-month period ended June 30, 2009, there were 2,702,428 and 2,819,169 weighted average antidilutive stock options outstanding, respectively (June 30, 2008 — 3,057,279 and 3,068,430). Additionally, the Corporation has outstanding 20,932,836 warrants issued to purchase shares of common stock, which have an antidilutive effect as of June 30, 2009.
Note 24 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the six-month period are listed in the following table:

(In thousands)	June 30, 2009	June 30, 2008

Non-cash activities:
Loans transferred to other real estate	$71,766	$52,926
Loans transferred to other property	19,757	21,219

Total loans transferred to foreclosed assets	91,523	74,145
Transfers from loans held-in-portfolio to loans held-for-sale	29,332	422,103
Transfers from loans held-for-sale to loans held-in-portfolio	91,985	35,482
Loans securitized into investment securities (a)	759,532	1,033,032
Recognition of mortgage servicing rights on securitizations or asset transfers	13,661	15,521
Treasury stock retired	207,139	—
Change in par value of common stock	1,689,389	—

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.

Note 25 — Segment Reporting
The Corporation’s corporate structure consists of three reportable segments — Banco Popular de Puerto Rico, Banco Popular North America and EVERTEC. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 3 to the consolidated financial statements, the operations of Popular Financial Holdings, which were considered a reportable segment in June 2008, were discontinued in the third quarter of 2008. Also, a corporate group has been defined to support the reportable segments. The Corporation retrospectively adjusted information in the statements of operations for the quarter and six months ended June 30, 2008 to exclude results from discontinued operations and to conform them to the June 30, 2009 presentation.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of June 30, 2009, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across business areas based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto and Popular Mortgage. Popular Auto focuses on auto and lease financing, while Popular Mortgage focuses principally in residential mortgage loan originations. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
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
For segment reporting purposes, the impact of recording the valuation allowance on deferred tax assets of the U.S. operations was assigned to each legal entity within PNA (including PNA holding company as an entity) based on each entity’s net deferred tax asset at December 31, 2008 and June 30, 2009, except for PFH. The impact of recording the valuation allowance at PFH was allocated among continuing and discontinued operations. The portion attributed to the continuing operations was based on PFH’s net deferred tax asset balance at January 1, 2008. The valuation allowance on deferred taxes, as it relates to the operating losses of PFH for the year 2008 and six months ended June 30, 2009, was assigned to the discontinued operations.
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
The results of operations included in the tables below for the quarters and six months ended June 30, 2009 and 2008 exclude the results of operations of the discontinued business of PFH. Segment assets as of June 30, 2009 also exclude the assets of the discontinued operations.
2009
For the quarter ended June 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$216,906	$80,821	$(236)	—
Provision for loan losses	181,659	167,785	—	—
Non-interest income	185,433	5,726	70,482	$(36,866)
Amortization of intangibles	1,315	910	208	—
Depreciation expense	9,730	2,732	3,516	(4)
Other operating expenses	200,380	88,561	41,484	(36,700)
Income tax expense	2,425	788	6,953	(66)

Net income (loss)	$6,830	$(174,229)	$18,085	$(96)

Segment Assets	$24,248,498	$11,633,079	$260,222	$(47,848)

For the quarter ended June 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$297,491	$(14,698)	$267	$283,060
Provision for loan losses	349,444	—	—	349,444
Non-interest income	224,775	2,993	(1,929)	225,839
Amortization of intangibles	2,433	—	—	2,433
Depreciation expense	15,974	580	—	16,554
Other operating expenses	293,725	19,469	(1,536)	311,658
Income tax expense (benefit)	10,100	(4,645)	(62)	5,393

Net loss	$(149,410)	$(27,109)	$(64)	$(176,583)

Segment Assets	$36,093,951	$5,429,459	$(5,028,070)	$36,495,340

For the six months ended June 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$433,068	$157,341	$(481)	—
Provision for loan losses	332,993	388,980	—	—
Non-interest income	496,254	9,497	132,010	$(73,135)
Amortization of intangibles	2,599	1,821	419	—
Depreciation expense	19,885	5,579	6,995	(22)
Other operating expenses	387,863	166,408	84,084	(72,869)
Income tax (benefit) expense	(659)	(8,245)	12,065	(98)

Net income (loss)	$186,641	$(387,705)	$27,966	$(146)

For the six months ended June 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$589,928	$(34,915)	$533	$555,546
Provision for loan losses	721,973	—	—	721,973
Non-interest income (loss)	564,626	(602)	(3,454)	560,570
Amortization of intangibles	4,839	—	—	4,839
Depreciation expense	32,437	1,166	—	33,603
Other operating expenses	565,486	34,419	(3,505)	596,400
Income tax expense (benefit)	3,063	(24,818)	215	(21,540)

Net loss	$(173,244)	$(46,284)	$369	$(219,159)

2008
For the quarter ended June 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$243,211	$92,363	$(234)	—
Provision for loan losses	107,755	81,410	—	—
Non-interest income	185,072	29,275	65,862	$(37,919)
Amortization of intangibles	765	1,506	219	—
Depreciation expense	10,537	3,674	3,570	(18)
Other operating expenses	197,188	94,146	44,002	(37,307)
Income tax expense (benefit)	19,553	(24,779)	4,346	(232)

Net income (loss)	$92,485	$(34,319)	$13,491	$(362)

Segment Assets	$26,524,462	$12,873,833	$249,160	$(119,035)

For the quarter ended June 30, 2008

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$335,340	$(5,342)	$299	$330,297
Provision for loan losses	189,165	—	—	189,165
Non-interest income (loss)	242,290	(373)	(6,119)	235,798
Amortization of intangibles	2,490	—	—	2,490
Depreciation expense	17,763	569	—	18,332
Other operating expenses	298,029	15,087	(3,600)	309,516
Income tax benefit	(1,112)	(12,027)	558	(12,581)

Net income (loss)	$71,295	$(9,344)	$(2,778)	$59,173

Segment Assets	$39,528,420	$7,915,418 (a)	$(5,765,244)	$41,678,594

(a) Includes $2,013 million in assets from PFH.

For the six months ended June 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$487,883	$187,803	$(469)	—
Provision for loan losses	210,234	140,127	—	—
Non-interest income	362,758	83,097	135,572	$(75,582)
Amortization of intangibles	1,508	3,021	453	—
Depreciation expense	21,004	7,268	7,280	(36)
Other operating expenses	384,517	184,820	92,265	(74,812)
Income tax expense (benefit)	42,065	(28,044)	9,852	(286)

Net income (loss)	$191,313	$(36,292)	$25,253	$(448)

For the six months ended June 30, 2008

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$675,217	$(9,812)	$651	$666,056
Provision for loan losses	350,361	40	—	350,401
Non-interest income	505,845	2,369	(7,665)	500,549
Amortization of intangibles	4,982	—	—	4,982
Depreciation expense	35,516	1,153	—	36,669
Other operating expenses	586,790	30,788	(5,596)	611,982
Income tax expense (benefit)	23,587	(20,301)	873	4,159

Net income (loss)	$179,826	$(19,123)	$(2,291)	$158,412

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2009
For the quarter ended June 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$73,823	$139,947	$2,965	$171	$216,906
Provision for loan losses	122,606	59,053	—	—	181,659
Non-interest income	27,585	131,776	26,274	(202)	185,433
Amortization of intangibles	27	1,079	209	—	1,315
Depreciation expense	3,663	5,756	311	—	9,730
Other operating expenses	53,617	130,241	16,601	(79)	200,380
Income tax (benefit) expense	(31,664)	29,899	4,168	22	2,425

Net (loss) income	$(46,841)	$45,695	$7,950	$26	$6,830

Segment Assets	$10,158,302	$17,310,758	$669,492	$(3,890,054)	$24,248,498

For the six months ended June 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$148,318	$278,226	$6,185	$339	$433,068
Provision for loan losses	217,469	115,524	—	—	332,993
Non-interest income	104,627	344,807	47,264	(444)	496,254
Amortization of intangibles	103	2,111	385	—	2,599
Depreciation expense	8,733	10,509	643	—	19,885
Other operating expenses	103,572	253,436	30,988	(133)	387,863
Income tax (benefit) expense	(56,169)	48,426	7,067	17	(659)

Net (loss) income	$(20,763)	$193,027	$14,366	$11	$186,641

2008
For the quarter ended June 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$88,401	$151,596	$3,070	$144	$243,211
Provision for loan losses	61,150	46,605	—	—	107,755
Non-interest income	35,755	118,265	31,145	(93)	185,072
Amortization of intangibles	31	572	162	—	765
Depreciation expense	3,825	6,416	296	—	10,537
Other operating expenses	55,244	123,846	18,194	(96)	197,188
Income tax (benefit) expense	(5,875)	20,025	5,334	69	19,553

Net income	$9,781	$72,397	$10,229	$78	$92,485

Segment Assets	$11,461,433	$19,066,945	$791,390	$(4,795,306)	$26,524,462

For the six months ended June 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$181,759	$299,986	$5,857	$281	$487,883
Provision for loan losses	118,018	92,216	—	—	210,234
Non-interest income	61,156	245,946	55,775	(119)	362,758
Amortization of intangibles	61	1,144	303	—	1,508
Depreciation expense	7,352	13,043	609	—	21,004
Other operating expenses	102,273	246,905	35,497	(158)	384,517
Income tax (benefit) expense	(6,405)	39,402	8,915	153	42,065

Net income	$21,616	$153,222	$16,308	$167	$191,313

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2009
For the quarter ended June 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$78,817	$1,702	$302	$80,821
Provision for loan losses	131,823	35,962	—	167,785
Non-interest income (loss)	17,934	(12,194)	(14)	5,726
Amortization of intangibles	910	—	—	910
Depreciation expense	2,437	295	—	2,732
Other operating expenses	83,324	5,235	2	88,561
Income tax expense	788	—	—	788

Net loss	$(122,531)	$(51,984)	$286	$(174,229)

Segment Assets	$12,188,040	$651,805	$(1,206,766)	$11,633,079

For the six months ended June 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$149,731	$6,971	$639	$157,341
Provision for loan losses	318,375	70,605	—	388,980
Non-interest income (loss)	26,803	(17,268)	(38)	9,497
Amortization of intangibles	1,821	—	—	1,821
Depreciation expense	4,972	607	—	5,579
Other operating expenses	153,268	13,138	2	166,408
Income tax benefit	(622)	(7,623)	—	(8,245)

Net loss	$(301,280)	$(87,024)	$599	$(387,705)

2008

For the quarter ended June 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$84,666	$7,350	$347	$92,363
Provision for loan losses	55,066	26,344	—	81,410
Non-interest income	26,246	3,263	(234)	29,275
Amortization of intangibles	1,057	449	—	1,506
Depreciation expense	3,205	469	—	3,674
Other operating expenses	73,976	20,167	3	94,146
Income tax benefit	(9,723)	(15,094)	38	(24,779)

Net loss	$(12,669)	$(21,722)	$72	$(34,319)

Segment Assets	$13,151,497	$1,053,195	$(1,330,859)	$12,873,833

For the six months ended June 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$173,133	$13,996	$674	$187,803
Provision for loan losses	87,347	52,780	—	140,127
Non-interest income	72,169	11,267	(339)	83,097
Amortization of intangibles	2,122	899	—	3,021
Depreciation expense	6,318	950	—	7,268
Other operating expenses	146,970	37,844	6	184,820
Income tax benefit	(603)	(27,556)	115	(28,044)

Net income (loss)	$3,148	$(39,654)	$214	$(36,292)

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2009	2008	2009	2008

INTERSEGMENT REVENUES*
Banco Popular de Puerto Rico:
Commercial Banking	$1	$211	—	$690
Consumer and Retail Banking	2	491	—	1,600
Other Financial Services	(62)	(97)	$(130)	(130)
Banco Popular North America:
Banco Popular North America	8	(697)	19	(2,281)
E-LOAN	—	—	—	(627)
EVERTEC	(36,815)	(37,827)	(73,024)	(74,834)

Total intersegment revenues from continuing operations	$(36,866)	$(37,919)	$(73,135)	$(75,582)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2009	2008	2009	2008

Geographic Information
Revenues (1)
Puerto Rico	$406,155	$426,504	$913,285	$849,106
United States	69,915	112,910	128,998	258,828
Other	32,829	26,681	73,833	58,671

Total consolidated revenues from continuing operations	$508,899	$566,095	$1,116,116	$1,166,605

(1)	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Selected Balance Sheet Information: (1)
Puerto Rico
Total assets	$23,460,745	$24,886,736	$25,352,860
Loans	14,622,320	15,160,033	15,442,742
Deposits	16,896,704	16,737,693	16,462,795
Mainland United States
Total assets	$11,900,910	$12,713,357	$15,033,702
Loans	9,511,048	10,417,840	11,524,665
Deposits	8,880,892	9,662,690	9,342,281
Other
Total assets	$1,133,685	$1,270,089	$1,292,032
Loans	715,541	691,058	664,271
Deposits (2)	1,135,889	1,149,822	1,310,652

(1)	Does not include balance sheet information of the discontinued operations for the periods ended June 30, 2009 and December 31, 2008.

(2)	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 26 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of June 30, 2009, December 31, 2008 and June 30, 2008, and the results of their operations and cash flows for the periods ended June 30, 2009 and 2008.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.; and

•	EVERTEC USA, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of June 30, 2009, BPPR could have declared a dividend of approximately $77 million (December 31, 2008 — $32 million; June 30, 2008 — $110 million) without the approval of the Federal Reserve Board. As of June 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2008 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,341	$175	$382	$662,124	$(2,170)	$661,852
Money market investments	11,729	47,185	308	951,611	(59,186)	951,647
Investment securities available-for-sale, at fair value	197,125	3,115		7,046,219		7,246,459
Investment securities held-to-maturity, at amortized cost	455,794	1,250		293,017	(430,000)	320,061
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	188,105		214,923
Trading account securities, at fair value				487,182		487,182
Investment in subsidiaries	2,915,614	577,113	1,238,697		(4,731,424)
Loans held-for-sale measured at lower of cost or fair value				242,847		242,847

Loans held-in-portfolio	53,225		4,300	24,732,416	(72,620)	24,717,321
Less — Unearned income				111,259		111,259
Allowance for loan losses	60			1,146,179		1,146,239

	53,165		4,300	23,474,978	(72,620)	23,459,823

Premises and equipment, net	17,936		127	596,303		614,366
Other real estate	74			105,479		105,553
Accrued income receivable	981	144	311	134,710	(168)	135,978
Servicing assets				184,189		184,189
Other assets	91,245	67,255	18,832	1,069,808	(32,291)	1,214,849
Goodwill				607,164		607,164
Other intangible assets	554			47,893		48,447
Assets from discontinued operations				3,452		3,452

	$3,759,983	$696,238	$1,275,349	$36,095,081	$(5,327,859)	$36,498,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,410,977	$(2,112)	$4,408,865
Interest bearing				22,552,078	(47,458)	22,504,620

				26,963,055	(49,570)	26,913,485
Federal funds purchased and assets sold under agreements to repurchase				2,953,406	(11,728)	2,941,678
Other short-term borrowings	$24,520			47,925	(70,620)	1,825
Notes payable at cost	793,300		$692,092	1,160,330	(2,000)	2,643,722
Subordinated notes				430,000	(430,000)
Other liabilities	42,462	$97	42,086	1,032,409	(32,599)	1,084,455
Liabilities from discontinued operations				13,926		13,926

	860,282	97	734,178	32,601,051	(596,517)	33,599,091

Stockholders’ equity:
Preferred stock	1,487,000					1,487,000
Common stock	2,820	3,961	2	52,322	(56,285)	2,820
Surplus	2,176,963	2,966,193	2,849,964	4,365,510	(10,172,873)	2,185,757
Accumulated deficit	(650,371)	(2,223,211)	(2,302,924)	(855,291)	5,372,632	(659,165)
Accumulated other comprehensive loss, net of tax	(116,700)	(50,802)	(5,871)	(68,511)	125,184	(116,700)
Treasury stock, at cost	(11)					(11)

	2,899,701	696,141	541,171	3,494,030	(4,731,342)	2,899,701

	$3,759,983	$696,238	$1,275,349	$36,095,081	$(5,327,859)	$36,498,792

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2008
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$2	$89	$7,668	$777,994	$(766)	$784,987
Money market investments	89,694	40,614	450,246	794,521	(580,421)	794,654
Investment securities available-for-sale, at fair value	188,893	5,243		7,730,351		7,924,487
Investment securities held-to-maturity, at amortized cost	431,499	1,250		291,998	(430,000)	294,747
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	190,849		217,667
Trading account securities, at fair value				645,903		645,903
Investment in subsidiaries	2,611,053	324,412	1,348,241		(4,283,706)
Loans held-for-sale measured at lower of cost or fair value				536,058		536,058

Loans held-in-portfolio	827,284		12,800	25,885,773	(868,620)	25,857,237
Less — Unearned income				124,364		124,364
Allowance for loan losses	60			882,747		882,807

	827,224		12,800	24,878,662	(868,620)	24,850,066

Premises and equipment, net	22,057		128	598,622		620,807
Other real estate	47			89,674		89,721
Accrued income receivable	1,033	474	1,861	204,955	(52,096)	156,227
Servicing assets				180,306		180,306
Other assets	35,664	64,881	21,532	995,550	(2,030)	1,115,597
Goodwill				605,792		605,792
Other intangible assets	554			52,609		53,163
Assets from discontinued operations				12,587		12,587

	$4,222,145	$436,964	$1,854,868	$38,586,431	$(6,217,639)	$38,882,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,294,221	$(668)	$4,293,553
Interest bearing				23,747,393	(490,741)	23,256,652

				28,041,614	(491,409)	27,550,205
Federal funds purchased and assets sold under agreements to repurchase	$44,471			3,596,817	(89,680)	3,551,608
Other short-term borrowings	42,769		$500	828,285	(866,620)	4,934
Notes payable at cost	793,300		1,488,942	1,106,521	(2,000)	3,386,763
Subordinated notes				430,000	(430,000)
Other liabilities	73,241	$117	68,490	1,008,427	(53,937)	1,096,338
Liabilities from discontinued operations				24,557		24,557

	953,781	117	1,557,932	35,036,221	(1,933,646)	35,614,405

Stockholders’ equity:
Preferred stock	1,483,525					1,483,525
Common stock	1,773,792	3,961	2	52,318	(56,281)	1,773,792
Surplus	613,085	2,301,193	2,184,964	4,050,514	(8,527,877)	621,879
Accumulated deficit	(365,694)	(1,797,175)	(1,865,418)	(585,705)	4,239,504	(374,488)
Accumulated other comprehensive (loss) income, net of tax	(28,829)	(71,132)	(22,612)	33,460	60,284	(28,829)
Treasury stock, at cost	(207,515)			(377)	377	(207,515)

	3,268,364	436,847	296,936	3,550,210	(4,283,993)	3,268,364

	$4,222,145	$436,964	$1,854,868	$38,586,431	$(6,217,639)	$38,882,769

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$904	$285	$7,646	$879,893	$(1,109)	$887,619
Money market investments	435,200	38,700	207	897,796	(474,107)	897,796
Investment securities available-for-sale, at fair value		10,077		7,692,250		7,702,327
Investment securities held-to-maturity, at amortized cost	456,490	1,250		204,743	(430,000)	232,483
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	213,913		240,731
Trading account securities, at fair value				499,989	(501)	499,488
Investment in subsidiaries	2,546,533	306,970	1,485,245		(4,338,748)
Loans held-for-sale measured at lower of cost or market value				337,552		337,552
Loans measured at fair value pursuant to SFAS No. 159				844,892		844,892

Loans held-in-portfolio	739,360		1,685,000	26,633,984	(2,422,340)	26,636,004
Less — Unearned income				186,770		186,770
Allowance for loan losses	60			652,670		652,730

	739,300		1,685,000	25,794,544	(2,422,340)	25,796,504

Premises and equipment, net	22,679		131	610,640		633,450
Other real estate	47			102,762		102,809
Accrued income receivable	725	119	8,044	162,829	(8,443)	163,274
Servicing assets				190,778		190,778
Other assets	34,320	63,450	66,159	2,335,114	(43,201)	2,455,842
Goodwill				628,826		628,826
Other intangible assets	554			63,669		64,223

	$4,251,177	$420,852	$3,264,824	$41,460,190	$(7,718,449)	$41,678,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,483,338	$(1,051)	$4,482,287
Interest bearing				22,672,348	(38,907)	22,633,441

				27,155,686	(39,958)	27,115,728
Federal funds purchased and assets sold under agreements to repurchase			$223,500	4,950,377	(435,200)	4,738,677
Other short-term borrowings			479,193	1,796,357	(938,340)	1,337,210
Notes payable at cost	$476,639		2,212,215	2,546,294	(1,484,501)	3,750,647
Notes payable at fair value				173,725		173,725
Subordinated notes				430,000	(430,000)
Other liabilities	68,544	$93	69,684	769,568	(51,276)	856,613

	545,183	93	2,984,592	37,822,007	(3,379,275)	37,972,600

Stockholders’ equity:
Preferred stock	586,875					586,875
Common stock	1,767,721	3,961	2	51,819	(55,782)	1,767,721
Surplus	554,306	851,193	734,964	2,810,895	(4,388,258)	563,100
Retained earnings (accumulated deficit)	1,095,167	(378,975)	(448,860)	815,083	3,958	1,086,373
Accumulated other comprehensive loss, net of tax	(90,448)	(55,420)	(5,874)	(39,122)	100,416	(90,448)
Treasury stock, at cost	(207,627)			(492)	492	(207,627)

	3,705,994	420,759	280,232	3,638,183	(4,339,174)	3,705,994

	$4,251,177	$420,852	$3,264,824	$41,460,190	$(7,718,449)	$41,678,594

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$33,000				$(33,000)
Loans	4,203		$32	$382,015	(4,006)	$382,244
Money market investments	16	$296	30	2,381	(342)	2,381
Investment securities	10,595	13	224	72,002	(7,016)	75,818
Trading account securities				10,603		10,603

	47,814	309	286	467,001	(44,364)	471,046

INTEREST EXPENSE:
Deposits				128,776	(324)	128,452
Short-term borrowings	27		(14)	20,624	(4,006)	16,631
Long-term debt	13,136		17,412	19,656	(7,301)	42,903

	13,163		17,398	169,056	(11,631)	187,986

Net interest income (loss)	34,651	309	(17,112)	297,945	(32,733)	283,060
Provision for loan losses				349,444		349,444

Net interest income (loss) after provision for loan losses	34,651	309	(17,112)	(51,499)	(32,733)	(66,384)
Service charges on deposit accounts				53,463		53,463
Other service fees				103,983	(1,546)	102,437
Net gain on sale and valuation adjustments of investment securities	950			52,755		53,705
Trading account profit				16,839		16,839
Loss on sale of loans and valuation adjustments on loans held-for-sale				(13,453)		(13,453)
Other operating income (loss)	675	4,791	(3,091)	10,855	(382)	12,848

	36,276	5,100	(20,203)	172,943	(34,661)	159,455

OPERATING EXPENSES:
Personnel costs:
Salaries	6,464	97		100,518		107,079
Pension, profit sharing and other benefits	1,891	15		27,221		29,127

	8,355	112		127,739		136,206
Net occupancy expenses	634	7	1	25,382		26,024
Equipment expenses	814		1	24,387		25,202
Other taxes	1,011			12,073		13,084
Professional fees	3,824	4	(61)	24,423	(1,142)	27,048
Communications	124	5	8	12,249		12,386
Business promotion	269			9,677		9,946
Printing and supplies	27			2,990		3,017
FDIC deposit insurance				36,331		36,331
Other operating expenses	(10,517)	(100)	111	49,868	(394)	38,968
Amortization of intangibles				2,433		2,433

	4,541	28	60	327,552	(1,536)	330,645

Income (loss) before income tax and equity in losses of subsidiaries	31,735	5,072	(20,263)	(154,609)	(33,125)	(171,190)
Income tax (benefit) expense	(1,483)	14	1,984	4,940	(62)	5,393

Income (loss) before equity in losses of subsidiaries	33,218	5,058	(22,247)	(159,549)	(33,063)	(176,583)
Equity in undistributed losses of subsidiaries	(209,801)	(190,825)	(176,929)		577,555

Loss from continuing operations	(176,583)	(185,767)	(199,176)	(159,549)	544,492	(176,583)
Loss from discontinued operations, net of income tax				(6,599)		(6,599)
Equity in undistributed losses of discontinued operations	(6,599)	(6,599)	(6,599)		19,797

NET LOSS	$(183,182)	$(192,366)	$(205,775)	$(166,148)	$564,289	$(183,182)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$45,000				$(45,000)
Loans	5,876		$23,502	$466,321	(29,123)	$466,576
Money market investments	475	$299	15	3,511	(824)	3,476
Investment securities	7,367	316	224	81,863	(7,015)	82,755
Trading account securities				12,451		12,451

	58,718	615	23,741	564,146	(81,962)	565,258

INTEREST EXPENSE:
Deposits				168,343	(298)	168,045
Short-term borrowings	589		4,520	42,777	(7,574)	40,312
Long-term debt	8,283		30,483	17,227	(29,389)	26,604

	8,872		35,003	228,347	(37,261)	234,961

Net interest income (loss)	49,846	615	(11,262)	335,799	(44,701)	330,297
Provision for loan losses				189,165		189,165

Net interest income (loss) after provision for loan losses	49,846	615	(11,262)	146,634	(44,701)	141,132
Service charges on deposit accounts				51,799		51,799
Other service fees				114,429	(6,312)	108,117
Net gain on sale and valuation adjustments of investment securities				28,334		28,334
Trading account profit				18,541		18,541
Gain on sale of loans and valuation adjustments on loans held-for-sale				4,907		4,907
Other operating (loss) income	(76)	3,604	(2,045)	23,775	(1,158)	24,100

	49,770	4,219	(13,307)	388,419	(52,171)	376,930

OPERATING EXPENSES:
Personnel costs:
Salaries	5,909	106		116,357	(1,774)	120,598
Pension, profit sharing and other benefits	1,414	19		33,296	(10)	34,719

	7,323	125		149,653	(1,784)	155,317
Net occupancy expenses	614	8	1	26,217		26,840
Equipment expenses	892			27,962		28,854
Other taxes	461			13,258		13,719
Professional fees	3,289	2	90	25,877	(1,433)	27,825
Communications	73	4	9	12,002		12,088
Business promotion	482			17,622		18,104
Printing and supplies	19			3,644		3,663
FDIC deposit insurance				2,270		2,270
Other operating expenses	(12,683)	(101)	68	52,267	(383)	39,168
Amortization of intangibles				2,490		2,490

	470	38	168	333,262	(3,600)	330,338

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	49,300	4,181	(13,475)	55,157	(48,571)	46,592
Income tax benefit	(1,003)		(4,721)	(6,944)	87	(12,581)

Income (loss) before equity in earnings (losses) of subsidiaries	50,303	4,181	(8,754)	62,101	(48,658)	59,173
Equity in undistributed earnings (losses) of subsidiaries	8,870	(41,324)	(35,565)		68,019

Income (loss) from continuing operations	59,173	(37,143)	(44,319)	62,101	19,361	59,173
Loss from discontinued operations, net of income tax				(34,923)		(34,923)
Equity in undistributed losses of discontinued operations	(34,923)	(34,923)	(34,923)		104,769

NET INCOME (LOSS)	$24,250	$(72,066)	$(79,242)	$27,178	$124,130	$24,250

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$73,625				$(73,625)
Loans	5,761		$39	$783,546	(5,334)	$784,012
Money market investments	91	$592	2,156	5,515	(2,840)	5,514
Investment securities	21,474	48	447	141,363	(14,031)	149,301
Trading account securities				21,411		21,411

	100,951	640	2,642	951,835	(95,830)	960,238

INTEREST EXPENSE:
Deposits				279,235	(2,744)	276,491
Short-term borrowings	97		27	42,604	(5,394)	37,334
Long-term debt	25,950		40,356	39,162	(14,601)	90,867

	26,047		40,383	361,001	(22,739)	404,692

Net interest income (loss)	74,904	640	(37,741)	590,834	(73,091)	555,546
Provision for loan losses				721,973		721,973

Net interest income (loss) after provision for loan losses	74,904	640	(37,741)	(131,139)	(73,091)	(166,427)
Service charges on deposit accounts				107,204		107,204
Other service fees				203,304	(2,334)	200,970
Net gain (loss) on sale and valuation adjustments of investment securities	950	(6,589)		235,490		229,851
Trading account profit				23,662		23,662
Loss on sale of loans and valuation adjustments on loans held-for-sale				(27,266)		(27,266)
Other operating income (loss)	683	8,359	(3,499)	21,726	(1,120)	26,149

	76,537	2,410	(41,240)	432,981	(76,545)	394,143

OPERATING EXPENSES:
Personnel costs:
Salaries	11,712	189		200,501		212,402
Pension, profit sharing and other benefits	4,295	35		64,765		69,095

	16,007	224		265,266		281,497
Net occupancy expenses	1,288	15	2	51,160		52,465
Equipment expenses	1,574		3	49,729		51,306
Other taxes	1,843			24,417		26,260
Professional fees	6,991	7	(61)	47,679	(2,667)	51,949
Communications	216	9	13	23,975		24,213
Business promotion	506			17,350		17,856
Printing and supplies	35			5,772		5,807
FDIC deposit insurance				45,448		45,448
Other operating expenses	(23,455)	(200)	18	97,677	(838)	73,202
Amortization of intangibles				4,839		4,839

	5,005	55	(25)	633,312	(3,505)	634,842

Income (loss) before income tax and equity in losses of subsidiaries	71,532	2,355	(41,215)	(200,331)	(73,040)	(240,699)
Income tax (benefit) expense	(1,226)	29	356	(20,914)	215	(21,540)

Income (loss) before equity in losses of subsidiaries	72,758	2,326	(41,571)	(179,417)	(73,255)	(219,159)
Equity in undistributed losses of subsidiaries	(291,917)	(411,819)	(379,390)		1,083,126

Loss from continuing operations	(219,159)	(409,493)	(420,961)	(179,417)	1,009,871	(219,159)
Loss from discontinued operations, net of income tax				(16,545)		(16,545)
Equity in undistributed losses of discontinued operations	(16,545)	(16,545)	(16,545)		49,635

NET LOSS	$(235,704)	$(426,038)	$(437,506)	$(195,962)	$1,059,506	$(235,704)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$89,900				$(89,900)
Loans	12,773	$219	$58,592	$964,185	(71,737)	$964,032
Money market investments	557	405	195	11,262	(2,215)	10,204
Investment securities	16,076	632	447	173,735	(14,031)	176,859
Trading account securities				26,005		26,005

	119,306	1,256	59,234	1,175,187	(177,883)	1,177,100

INTEREST EXPENSE:
Deposits				363,384	(399)	362,985
Short-term borrowings	2,609		14,373	106,262	(22,653)	100,591
Long-term debt	16,567		67,035	29,395	(65,529)	47,468

	19,176		81,408	499,041	(88,581)	511,044

Net interest income (loss)	100,130	1,256	(22,174)	676,146	(89,302)	666,056
Provision for loan losses	40			350,361		350,401

Net interest income (loss) after provision for loan losses	100,090	1,256	(22,174)	325,785	(89,302)	315,655
Service charges on deposit accounts				102,886		102,886
Other service fees				218,469	(7,122)	211,347
Net gain on sale and valuation adjustments of investment securities				78,562		78,562
Trading account profit				31,878		31,878
Gain on sale of loans and valuation adjustments on loans held-for-sale				19,174		19,174
Other operating (loss) income	(111)	7,154	(2,041)	53,594	(1,894)	56,702

	99,979	8,410	(24,215)	830,348	(98,318)	816,204

OPERATING EXPENSES:
Personnel costs:
Salaries	11,993	197		231,834	(2,009)	242,015
Pension, profit sharing and other benefits	2,923	42		66,377	(72)	69,270

	14,916	239		298,211	(2,081)	311,285
Net occupancy expenses	1,243	15	2	53,448		54,708
Equipment expenses	1,741			56,266		58,007
Other taxes	900			25,704		26,604
Professional fees	7,445	5	180	52,236	(2,682)	57,184
Communications	195	9	18	25,341		25,563
Business promotion	771			34,077		34,848
Printing and supplies	42			7,452		7,494
FDIC deposit insurance				4,612		4,612
Other operating expenses	(26,740)	(201)	121	95,998	(832)	68,346
Amortization of intangibles				4,982		4,982

	513	67	321	658,327	(5,595)	653,633

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	99,466	8,343	(24,536)	172,021	(92,723)	162,571
Income tax expense (benefit)	665		(8,372)	11,487	379	4,159

Income (loss) before equity in earnings (losses) of subsidiaries	98,801	8,343	(16,164)	160,534	(93,102)	158,412
Equity in undistributed earnings (losses) of subsidiaries	59,611	(47,717)	(40,188)		28,294

Income (loss) from continuing operations	158,412	(39,374)	(56,352)	160,534	(64,808)	158,412
Loss from discontinued operations, net of income tax				(30,872)		(30,872)
Equity in undistributed losses of discontinued operations	(30,872)	(30,872)	(30,872)		92,616

NET INCOME (LOSS)	$127,540	$(70,246)	$(87,224)	$129,662	$27,808	$127,540

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(235,704)	$(426,038)	$(437,506)	$(195,962)	$1,059,506	$(235,704)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	308,462	428,364	395,935		(1,132,761)
Depreciation and amortization of premises and equipment	1,164		2	32,437		33,603
Provision for loan losses				721,973		721,973
Amortization of intangibles				4,839		4,839
Amortization and fair value adjustment of servicing assets				10,505		10,505
Net (gain) loss on sale and valuation adjustment of investment securities	(950)	6,589		(235,490)		(229,851)
Gains from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(1,141)		(1,141)
Net loss (gain) on disposition of premises and equipment	2,959			(1,188)		1,771
Net loss on sale of loans and valuation adjustments on loans held-for-sale				32,472		32,472
Net amortization of premiums and accretion of discounts on investments	319			7,169		7,488
Net amortization of premiums and deferred loan origination fees and costs				22,831		22,831
(Earnings) losses from investments under the equity method	(683)	(8,359)	3,499	33	(870)	(6,380)
Stock options expense	47			(2)		45
Deferred income taxes, net of valuation	(1,669)		1,576	(74,105)	215	(73,983)
Net disbursements on loans held-for-sale				(685,500)		(685,500)
Acquisitions of loans held-for-sale				(209,814)		(209,814)
Proceeds from sale of loans held-for-sale				43,875		43,875
Net decrease in trading securities				911,066		911,066
Net (increase) decrease in accrued income receivable	(1,076)	330	1,550	20,677	(1,928)	19,553
Net decrease (increase) in other assets	6,952	5,791	(799)	70,652	(45,612)	36,984
Net increase (decrease) in interest payable	383		(5,228)	(27,216)	1,928	(30,133)
Net increase in postretirement benefit obligation				2,404		2,404
Net (decrease) increase in other liabilities	(242)	(20)	(20,375)	35,754	45,938	61,055

Total adjustments	315,666	432,695	376,160	682,231	(1,133,090)	673,662

Net cash provided by (used in) operating activities	79,962	6,657	(61,346)	486,269	(73,584)	437,958

Cash flows from investing activities:
Net decrease (increase) in money market investments	77,965	(6,571)	449,938	(157,090)	(521,235)	(156,993)
Purchases of investment securities:
Available-for-sale	(249,603)			(3,713,375)		(3,962,978)
Held-to-maturity	(25,770)			(2,558)		(28,328)
Other				(22,243)		(22,243)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	9,704			837,240		846,944
Held-to-maturity	1,500			1,633		3,133
Other				24,988		24,988
Proceeds from sale of investment securities available-for- sale	175,692			3,571,875		3,747,567
Proceeds from sale of other investment securities				44,425		44,425
Net repayments on loans	773,986		8,500	684,285	(796,000)	670,771
Proceeds from sale of loans				304,468		304,468
Acquisition of loan portfolios				(18,260)		(18,260)
Capital contribution to subsidiary	(665,000)	(665,000)	(315,000)		1,645,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(727)		(727)
Acquisition of premises and equipment	(156)			(37,585)		(37,741)
Proceeds from sale of premises and equipment	153			8,647		8,800
Proceeds from sale of foreclosed assets	47			76,287		76,334

Net cash provided by (used in) investing activities	55,547	(671,571)	186,409	1,602,010	327,765	1,500,160

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(1,075,560)	441,838	(633,722)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(44,471)			(643,411)	77,952	(609,930)
Net decrease in other short-term borrowings	(18,248)		(500)	(780,361)	796,000	(3,109)
Payments of notes payable			(797,880)	(6,192)		(804,072)
Proceeds from issuance of notes payable			1,031	60,000		61,031
Dividends paid to parent company				(73,625)	73,625
Dividends paid	(71,438)					(71,438)
Treasury stock acquired	(13)					(13)
Capital contribution from parent		665,000	665,000	315,000	(1,645,000)

Net cash used in financing activities	(134,170)	665,000	(132,349)	(2,204,149)	(255,585)	(2,061,253)

Net increase (decrease) in cash and due from banks	1,339	86	(7,286)	(115,870)	(1,404)	(123,135)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$1,341	$175	$382	$662,124	$(2,170)	$661,852

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$127,540	$(70,246)	$(87,224)	$129,662	$27,808	$127,540

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(28,739)	78,589	71,060		(120,910)
Depreciation and amortization of premises and equipment	1,152		2	36,164		37,318
Provision for loan losses	40			358,822		358,862
Amortization of intangibles				4,982		4,982
Amortization and fair value adjustment of servicing assets				25,122		25,122
Net gain on sale and valuation adjustment of investment securities				(75,703)		(75,703)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				38,942		38,942
Net loss (gain) on disposition of premises and equipment	57			(3,168)		(3,111)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(67,292)		(67,292)
Net amortization of premiums and accretion of discounts on investments	(1,611)			14,267		12,656
Net amortization of premiums and deferred loan origination fees and costs				28,951		28,951
Losses (earnings) from investments under the equity method	111	(7,154)	2,041	(125)	(1,772)	(6,899)
Stock options expense	239			320		559
Deferred income taxes	(170)		(8,372)	(90,533)	15,239	(83,836)
Net disbursements on loans held-for-sale				(1,509,819)		(1,509,819)
Acquisitions of loans held-for-sale				(185,053)		(185,053)
Proceeds from sale of loans held-for-sale				1,006,208		1,006,208
Net decrease in trading securities				731,885	182	732,067
Net decrease (increase) in accrued income receivable	950	(57)	(7,566)	42,349	6,625	42,301
Net decrease (increase) in other assets	2,804	3,936	(12,149)	(260,052)	1,291	(264,170)
Net decrease in interest payable	(521)		(8,686)	(37,608)	(6,625)	(53,440)
Net increase in postretirement benefit obligation				203		203
Net (decrease) increase in other liabilities	(1,970)	(24)	14,972	(22,046)	(15,361)	(24,429)

Total adjustments	(27,658)	75,290	51,302	36,816	(121,331)	14,419

Net cash provided by (used in) operating activities	99,882	5,044	(35,922)	166,478	(93,523)	141,959

Cash flows from investing activities:
Net (increase) decrease in money market investments	(388,800)	(38,400)	(56)	185,416	350,756	108,916
Purchases of investment securities:
Available-for-sale		(181)		(3,427,479)		(3,427,660)
Held-to-maturity	(497,750)			(3,133,391)		(3,631,141)
Other				(136,775)		(136,775)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,851,899		1,851,899
Held-to-maturity	669,000			3,215,838		3,884,838
Other				112,628		112,628
Proceeds from sale of investment securities available-for- sale		8,296		2,398,208		2,406,504
Proceeds from sale of other investment securities				49,330		49,330
Net (disbursements) repayments on loans	(14,020)	25,150	1,207,321	(515,568)	(1,299,431)	(596,548)
Proceeds from sale of loans				1,715,330		1,715,330
Acquisition of loan portfolios				(6,669)		(6,669)
Capital contribution to subsidiary	(1,512)				1,512
Mortgage servicing rights purchased				(2,986)		(2,986)
Acquisition of premises and equipment	(118)			(97,910)		(98,028)
Proceeds from sale of premises and equipment				19,743		19,743
Proceeds from sale of foreclosed assets				51,684		51,684

Net cash (used in) provided by investing activities	(233,200)	(5,135)	1,207,265	2,279,298	(947,163)	2,301,065

		PIBI		All other
(In thousands)	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.

Cash flows from financing activities:
Net decrease in deposits				(1,160,743)	(37,769)	(1,198,512)
Net increase (decrease) in federal funds purchased and
assets sold under agreements to repurchase			54,608	(440,896)	(312,300)	(698,588)
Net (decrease) increase in other short-term borrowings	(165,000)		(676,581)	75,380	601,432	(164,769)
Payments of notes payable			(549,745)	(1,393,747)	699,818	(1,243,674)
Proceeds from issuance of notes payable	198		7,621	624,367	(2,000)	630,186
Dividends paid to parent company				(89,900)	89,900
Dividends paid	(98,685)					(98,685)
Proceeds from issuance of common stock	10,120					10,120
Proceeds from issuance of preferred stock	386,257				3,793	390,050
Treasury stock acquired	(59)			(299)		(358)
Capital contribution from parent				1,500	(1,500)

Net cash provided by (used in) financing activities	132,831		(1,164,097)	(2,384,338)	1,041,374	(2,374,230)

Net (decrease) increase in cash and due from banks	(487)	(91)	7,246	61,438	688	68,794
Cash and due from banks at beginning of period	1,391	376	400	818,455	(1,797)	818,825

Cash and due from banks at end or period	$904	$285	$7,646	$879,893	$(1,109)	$887,619

Note 27 — Exchange Offer
On June 29, 2009, the Corporation commenced an offer to issue up to 390 million shares of its common stock in exchange for its Series A preferred stock and Series B preferred stock and for the trust preferred securities referred to in the prospectus for the exchange offer referred to below (the “Exchange Offer”). In connection with the Exchange Offer, for each share of Series A preferred stock, share of Series B preferred stock or trust preferred security accepted in accordance with the terms of the Exchange Offer, the Corporation is offering to issue a number of shares of its common stock equal to the Exchange Value, set forth in the prospectus for the Exchange Offer, divided by the “Relevant Price”. The “Relevant Price” will be equal to the greater of (1) the average Volume Weighted Average Price, or “VWAP”, of a share of the Corporation’s common stock during the five-trading day period ending on the second business day immediately preceding the expiration date of the Exchange Offer (which we currently expect to be August 18, 2009, unless the Exchange Offer is extended), determined as described in the prospectus for the Exchange Offer or (2) the “Minimum Share Price” of $2.50 per share of the Corporation’s common stock. The expiration date for the Exchange Offer is August 20, 2009, unless the Corporation extends the Exchange Offer or terminates it early.
In connection with the Exchange Offer, at the Corporation’s request, the U.S. Treasury has agreed to exchange all $935 million of its outstanding shares of Series C Preferred Stock of the Corporation for $935 million of New Trust Preferred Securities. The New Trust Preferred Securities will have a distribution rate of 5% until December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the Series C Preferred Stock). The sole asset and only source of funds to make payments on the New Trust Preferred Securities will be perpetual junior subordinated indebtedness issued by the Corporation to the new trust. The Corporation expects to complete the exchange with the U.S. Treasury promptly following the completion of the Exchange Offer. The Corporation’s agreement with the U.S. Treasury to exchange the Series C Preferred Stock into newly issued trust preferred securities is subject to certain closing conditions, including the completion of the Exchange Offer and related transactions causing the increase in the Corporation’s Tier 1 common equity described in the prospectus for the Exchange Offer and the completion of definitive documentation acceptable to the U.S. Treasury.
For further discussion of these and other matters related to the Corporation, its capital needs and the Exchange Offer, refer to the registration statement (including the prospectus and related Exchange Offer materials) the Corporation has filed with the SEC related to the Exchange Offer.

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
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico, as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 25 to the consolidated financial statements presents information about the Corporation’s business segments. The operations of PFH, the Corporation’s consumer and mortgage lending subsidiary in the U.S. mainland, were discontinued in the later part of 2008. Refer to Note 3 and the Discontinued Operations section of this MD&A for additional information.
The Corporation reported a net loss of $183.2 million for the quarter ended June 30, 2009, compared with net income of $24.3 million in the same quarter of 2008. For the six months ended June 30, 2009, the Corporation’s net loss totaled $235.7 million, compared to net income of $127.5 million for the same period in 2008. Table A provides selected financial data and performance indicators for the quarters and six months ended June 30, 2009 and 2008. As indicated in previous fillings with the SEC, in 2008, the Corporation discontinued the operations of its U.S. mainland-based subsidiary Popular Financial Holdings (“PFH”), and thus, the results of PFH are presented as part of “Loss from discontinued operations, net of income tax” in Table A. The Corporation retrospectively adjusted certain information, principally that impacting the statement of operations, to present in a separate line item the results from discontinued operations from prior periods presented in this Form 10-Q for comparability purposes. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.
The Corporation’s continuing operations reported a net loss of $176.6 million for the quarter ended June 30, 2009, compared with a net income of $59.2 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, the Corporation’s net loss from continuing operations totaled $219.2 million, compared to net income of $158.4 million for the same period in 2008.
Increased credit losses from the weakening economy have negatively affected the capital and earnings of Popular. Like many financial institutions, Popular has experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.
The principal items impacting the continuing operations’ financial results for the quarter ended June 30, 2009, when compared to the quarter ended June 30, 2008, were as follows:
•	The main factor driving the Corporation’s net losses in the first two quarters of 2009 has been the increasing credit costs from several segments of the loan portfolio. Persistent adverse changes in the economy and negative trends in employment levels and property values in the markets in which the Corporation operates have continued to negatively affect the Corporation’s provision for loan losses in the second quarter of 2009. The provision for loan losses totaled $349.4 million or 134% of net charge-offs for the quarter ended June 30, 2009, compared with $189.2 million or 167% of net charge-offs for the second quarter of 2008. The increase in the provision for loan losses for the quarter ended June 30, 2009, compared to the same quarter in 2008, was the result of higher general reserve requirements for commercial loans, construction loans, U.S. mainland non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”. The allowance for loan losses to loans held-in-portfolio was 4.66% at June 30, 2009, compared to 3.43% at December 31, 2008 and 2.47% at June 30, 2008.
•	A decrease in net interest income of $47.2 million for the second quarter of 2009, compared with the same quarter in 2008, was primarily due to lower average balances of interest-earning assets, principally loans. The Corporation’s borrowings also decreased, driven by the reduction in earning assets they fund. Contributing to the reduction in net interest income was the decrease by the Federal Reserve (“Fed”) of the federal funds target rate from 2.00% in June 30, 2008 to between 0% and 0.25% at June 30, 2009. This reduction in short-term market rates impacted the yield of several of the Corporation’s earning assets during that period, including the yield on commercial and construction loans with floating or adjustable rates and floating rate collateralized mortgage obligations, as well as the yield of newly originated loans in a declining interest rate environment. On the positive side, the decrease in rates contributed to the decrease in the cost of interest-bearing deposits and short-term borrowings. Other factors impacting negatively the Corporation’s net interest income for the quarter ended June 30, 2009, when compared with the same quarter in 2008, were the increase in non-performing loans with their related reversal of interest, and the exiting of several loan origination activities in the U.S. mainland operations.
•	The decrease in non-interest income from continuing operations for the quarter ended June 30, 2009 of $10.0 million, compared with the same quarter in 2008, was principally due to losses on the sale and valuation adjustments on loans held-for-sale, lower investment banking fees, and higher losses on derivative instruments, among other factors. These unfavorable variances were partially offset by higher net gains on the sale and valuation adjustments of investment securities of $25.4 million.
•	Operating expenses for the quarter ended June 30, 2009 remained at levels close to those recognized during the same quarter of the previous year. Increases in FDIC deposit insurance premiums were partially offset by lower personnel costs and business promotion expenses that resulted from the downsizing of the U.S. mainland operations and cost control initiatives, among the principal reasons.
•	Income tax expense of $5.4 million in the second quarter of 2009, compared to income tax benefit of $12.6 million in the second quarter of 2008. The variance was primarily due to the fact that in the second quarter of 2008 the Corporation was recording a tax benefit on the Corporation’s U.S. mainland operations. Commencing in the second half of 2008, the Corporation began to record a valuation allowance on the deferred tax assets of the Corporation’s U.S. mainland operations, thus there were no tax benefits recognized in 2009 in the U.S. operations.
The discontinued operations of PFH in the U.S. mainland reported a net loss of $6.6 million for the quarter ended June 30, 2009, compared to a net loss of $34.9 million for the quarter ended June 30, 2008. Refer to the Discontinued Operations section of this MD&A for further information.

TABLE A
Financial Highlights

Financial Condition Highlights	At June 30,				Average for the six months**
(In thousands)	2009		2008	Variance	2009	2008	Variance

Money market investments	$951,647		$897,796	$53,851	$1,325,160	$677,101	$648,059
Investment and trading securities	8,268,625		8,675,029	(406,404)	8,324,541	9,050,373	(725,832)
Loans	24,848,909	*	27,631,678	(2,782,769)	25,432,055	26,549,687	(1,117,632)
Total earning assets	34,069,181	*	37,204,503	(3,135,322)	35,081,756	36,277,161	(1,195,405)
Total assets	36,498,792		41,678,594	(5,179,802)	37,738,595	41,774,824	(4,036,229)
Deposits	26,913,485		27,115,728	(202,243)	27,204,865	27,275,700	(70,835)
Borrowings	5,587,225		10,000,259	(4,413,034)	6,357,331	7,720,864	(1,363,533)
Stockholders’ equity	2,899,701		3,705,994	(806,293)	3,057,332	3,425,003	(367,671)

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2009	2008	Variance	2009	2008	Variance

Net interest income	$283,060	$330,297	$(47,237)	$555,546	$666,056	$(110,510)
Provision for loan losses	349,444	189,165	160,279	721,973	350,401	371,572
Non-interest income	225,839	235,798	(9,959)	560,570	500,549	60,021
Operating expenses	330,645	330,338	307	634,842	653,633	(18,791)

(Loss) income from continuing operations before income tax	(171,190)	46,592	(217,782)	(240,699)	162,571	(403,270)
Income tax expense (benefit)	5,393	(12,581)	17,974	(21,540)	4,159	(25,699)

(Loss) income from continuing operations	(176,583)	59,173	(235,756)	(219,159)	158,412	(377,571)
Loss from discontinued operations, net of income tax	(6,599)	(34,923)	28,324	(16,545)	(30,872)	14,327

Net (loss) income	$(183,182)	$24,250	$(207,432)	$(235,704)	$127,540	$(363,244)

Net (loss) income applicable to common stock	$(207,810)	$18,247	$(226,057)	$(285,010)	$118,559	$(403,569)

(Losses) earnings per common share:
Basic and diluted (losses) earnings from continuing operations	$(0.71)	$0.19	$(0.90)	$(0.95)	$0.52	$(1.47)
Basic and diluted losses from discontinued operations	$(0.03)	$(0.13)	$0.10	$(0.06)	$(0.10)	$0.04

Basic and diluted (losses) earnings — Total	$(0.74)	$0.06	$(0.80)	$(1.01)	$0.42	$(1.43)

Selected Statistical Information	Second Quarter		Six months ended June 30,
	2009	2008	2009	2008

Common Stock Data – Market price
High	$3.66	$13.06	$5.52	$14.07
Low	2.19	6.59	1.47	6.59
End	2.20	6.59	2.20	6.59
Book value per share at period end	5.01	11.10	5.01	11.10
Dividends declared per share	—	0.16	0.02	0.32

Profitability Ratios – Return on assets	(1.98%)	0.24%	(1.26%)	0.61%
Return on common equity	(53.48)	2.08	(35.08)	7.11
Net interest spread (taxable equivalent)	3.04	3.47	2.97	3.44
Net interest margin (taxable equivalent)	3.49	3.94	3.42	3.94

Capitalization Ratios – Average equity to assets	8.10%	8.61%	8.10%	8.20%
Tier I capital to risk – adjusted assets	10.73	10.50	10.73	10.50
Total capital to risk – adjusted assets	12.02	11.77	12.02	11.77
Leverage ratio	8.26	8.52	8.26	8.52

*	Excludes assets from discontinued operations as of June 30, 2009 as follows: $1 million in loans and earning assets. These are included as part of “Assets from discontinued operations” in the consolidated statement of condition as of such date.

**	Excludes averages of assets / liabilities from discontinued operations. Averages for June 30, 2008 were retrospectively adjusted to conform to the June 30, 2009 presentation.

Total assets amounted to $36.5 billion as of June 30, 2009, compared with $38.9 billion as of December 31, 2008 and $41.7 billion as of June 30, 2008. The decline in total assets, when compared to December 31, 2008, was principally in loans held-in-portfolio by $1.1 billion. The current financial environment has required the Corporation to strengthen its underwriting standards and ensure that it prices the loans appropriately. As a result of this challenging financial environment, together with caution being exercised by customers, and management’s decision to exit selected businesses on the United States mainland, the Corporation has seen a reduction in the volume of loans. Total assets and loans shown in Table A for the period ended June 30, 2008 include $2.0 billion and $1.2 billion, respectively, pertaining to the operations of PFH.
Refer to Table I in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. The reduction in borrowings from December 31, 2008 was principally in repurchase agreements and unsecured senior debt. The Corporation continues to rely in the same funding sources as those described in the 2008 Annual Report. Refer to the Liquidity Risk section of this MD&A for funding sources and an update on the Corporation’s credit ratings by the major rating agencies.

Regulatory capital requirements for banking institutions are based on Tier 1 and Total capital, which include both common stock and certain qualifying preferred stock, and trust preferred securities. Nonetheless, as overall economic conditions in general and credit quality in particular have continued to worsen, there has been an increasing regulatory and market focus on Tier 1 common equity and Tier 1 common equity to risk-weighted assets ratio of banking institutions.
As part of the U.S. Government’s Financial Stability Plan, on February 25, 2009, the U.S. Treasury announced preliminary details of its Capital Assistance Program, or the “CAP”. To implement the CAP, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Reserve Banks, the FDIC and the Office of the Comptroller of the Currency commenced a review, referred to as the Supervisory Capital Assessment Program (the “SCAP”), of the capital of the 19 largest U.S. banking institutions. Popular was not included in the group of 19 banking institutions reviewed under the SCAP. On May 7, 2009, Federal banking regulators announced the results of the SCAP and determined that 10 of the 19 banking institutions were required to raise additional capital and to submit a capital plan to their Federal banking regulators by June 8, 2009 for their review.
Even though the Corporation was not one of the banking institutions included in the SCAP, management has closely assessed the announced SCAP results, particularly noting that (1) the SCAP credit loss assumptions applied to regional banking institutions included in the SCAP are based on a more adverse economic and credit scenario and (2) Federal banking regulators are focused on the composition of regulatory capital. Specifically, the regulators have indicated that voting common equity should be the dominant element of Tier 1 capital and have established a 4% Tier 1 common/risk-weighted assets ratio as a threshold for determining capital needs. While the SCAP results are not applicable to the Corporation, they do express general regulatory expectations.
Although the Corporation is well-capitalized based on a ratio of Tier 1 capital to risk-weighted assets of 10.73% as of June 30, 2009, management believes that an improvement in the composition of the Corporation’s regulatory capital, including Tier 1 common equity, will better position the Corporation in a more adverse economic and credit scenario. As a result, the Corporation is conducting the Exchange Offer described in the “Exchange Offer and Dividends on Preferred Stock and Distributions on Trust Preferred Securities” section of this MD&A and Note 27 to the consolidated financial statements. The Exchange Offer was originally structured to increase the Corporation’s Tier 1 common equity by up to approximately $1.1 billion based on the High Participation Scenario (as described in the prospectus for the Exchange Offer). Recent losses have continued to reduce the Corporation’s Tier 1 common equity. The Corporation’s Tier 1 common/risk-weighted assets ratio was 2.45% as of June 30, 2009. See “Reconciliation of Non-GAAP Financial Measure” section in this MD&A for a reconciliation of Tier 1 common to common stockholders’ equity and a discussion of our use of this non-GAAP financial measure in this report.
The Corporation, like other financial institutions, is subject to a number of risks, many of which are outside of management’s control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operations; (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations; (3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations; and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. In addition, the Corporation is subject to legal, compliance and reputational risks, among others.
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

The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2008, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, including Item 1A of Part II, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) system under the symbols BPOP, BPOPO and BPOPP.
The information included in this report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and involve certain risks and uncertainties that may cause actual results to differ materially from those expressed in forward-looking statements. Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of declining growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	possible legislative, tax or regulatory changes; and

•	difficulties in combining the operations of acquired entities.
For a discussion of such factors and certain risks and uncertainties to which the Corporation is subject, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as its filings with the U.S. Securities and Exchange Commission. Other than to the extent required by applicable law, including the requirements of applicable securities laws, the Corporation assumes no obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)” (“SFAS No. 141(R)”)
SFAS No. 141(R), issued in December 2007, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. SFAS No. 141(R) has not had a material effect on the consolidated financial statements of the Corporation as of June 30, 2009.

SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”)
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
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
SFAS No. 165, “Subsequent Events” (“SFAS No. 165”)
In May 2009, the FASB issued SFAS. No. 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Corporation evaluated subsequent events through August 10, 2009. Refer to “Exchange Offer and Dividends on Preferred Stock and Distributions on Trust Preferred Securities” section of this MD&A and Note 27 to the consolidated financial statements for subsequent event disclosures.
SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”)
In June 2009, the FASB issued SFAS No. 166, a revision of SFAS No. 140, which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and requires additional disclosures. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements; however, it is not expected that it will have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”)
SFAS No. 167, issued in June 2009, amends the consolidating guidance applicable to variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Corporation is currently evaluating the potential impact of the adoption to its consolidated financial statements; however, it is not expected that it will have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS No. 168”)
The FASB has issued SFAS No. 168 in June 2009. This statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Corporation will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Corporation’s consolidated financial statements.
FASB Staff Position FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”(“FSP FAS 140-3”)
FSP FAS 140-3, issued by the FASB in February 2008, provides implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted FSP FAS 140-3 on January 1, 2009. The adoption of FSP FAS 140-3 did not have a material impact on the Corporation’s consolidated financial statements for 2009.
FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”(“FSP FAS 142-3”)
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this FSP did not have a material impact on the Corporation’s consolidated financial statements for the quarter and six months ended June 30, 2009.
EITF 08-6 “Equity Method Investment Accounting Considerations”(“EITF 08-6”)
EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF 08-6 provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of EITF 08-6 in January 2009 did not have a material impact on the Corporation’s consolidated financial statements.

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
FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP FAS 115-2 and FAS 124-2”)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the statement of operations. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in the statement of operations. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
FSP FAS 115-2 and FAS 124-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.
The Corporation adopted FSP FAS 115-2 and FAS 124-2 for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009 did not have a cumulative-effect adjustment as of the beginning of the period of adoption (April 1, 2009) since there were no previously recognized other-than-temporary impairments related to outstanding debt securities. Also, the FSP did not have an impact on the Corporation’s results of operations for the quarter ended June 30, 2009 since the unrealized losses in the Corporation’s investment securities available-for-sale and held-to-maturity were considered temporary based on management’s assessments. Refer to Notes 6 and 7 for additional disclosures.
FASB Staff Position FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”(“FSP FAS 107-1 and APB 28-1”)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 to require providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Prior to issuing this FSP, fair value for these assets and liabilities was only required for year-end disclosures. The Corporation adopted FSP FAS 107-1 and APB 28-1 effective with the financial statement disclosures for the quarter ended June 30, 2009. This FSP only impacts disclosure requirements and therefore did not have an impact on the Corporation’s financial condition or results of operations. Refer to Note 13 to the consolidated financial statements for required disclosures.
FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”(“FSP FAS 157-4”)
FSP FAS 157-4, issued in April 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate that a transaction is not orderly. It reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 shall be applied prospectively and retrospective application is not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Corporation’s consolidated financial statements.
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
Refer to the Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards section in this MD&A for a description of two newly adopted accounting standards which impact the fair value measurement of financial instruments, including recognition accounting in the statement of operations. These standards included (a) FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” and (b) FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly.” As previously indicated, the adoption of these FSPs did not have a significant impact in the Corporation’s financial condition and results of operations.

The Corporation’s assessment of the allowance for loan losses is determined in accordance with regulatory guidance, Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Specifically pertaining to SFAS No. 5, during this quarter the Corporation enhanced its assessment by establishing a more granular segmentation of loans with similar risk characteristics, reducing the historical base loss periods employed, and strengthening the analysis pertaining to the environmental factors considered. A more detailed description of the process used to estimate the allowance for loan losses is included in the Credit Risk Management and Loan Quality section of this MD&A. The provision for loan losses charged to current operations is based on this determination.
NET INTEREST INCOME
Net interest income from continuing operations, on a taxable equivalent basis, is presented with its different components on Tables B and C for the quarter and six-month periods ended June 30, 2009 as compared with the same periods in 2008, segregated by major categories of interest earning assets and interest bearing liabilities.
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
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for quarter and six-month periods ended June 30, 2009 included a favorable impact of $6.8 million and $12.3 million, respectively, consisting principally of the net result of the amortization of loan origination costs and fees, amortization of net premiums on loans purchased, and prepayment penalties and late payment charges. The favorable impact for the quarter and six-month periods ended June 30, 2008 was $4.4 million and $9.5 million, respectively.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2009	2008	Variance	2009	2008	Variance		2009	2008	Variance	Rate	Volume

($ in millions)							(In thousands)
$1,283	$575	$708	0.74%	2.43%	(1.69%)	Money market investments	$2,381	$3,476	$(1,095)	$(1,209)	$114
7,535	7,936	(401)	4.69	5.05	(0.36)	Investment securities	88,341	100,137	(11,796)	(1,943)	(9,853)
741	758	(17)	6.47	6.93	(0.46)	Trading securities	11,945	13,042	(1,097)	(817)	(280)

9,559	9,269	290	4.30	5.04	(0.74)		102,667	116,655	(13,988)	(3,969)	(10,019)

						Loans:
15,383	15,712	(329)	4.93	6.03	(1.10)	Commercial *	189,207	235,720	(46,513)	(41,678)	(4,835)
746	1,109	(363)	8.30	8.07	0.23	Leasing	15,486	22,379	(6,893)	617	(7,510)
4,499	4,783	(284)	6.48	7.20	(0.72)	Mortgage	72,882	86,064	(13,182)	(8,252)	(4,930)
4,410	4,942	(532)	9.91	10.30	(0.39)	Consumer	109,116	126,717	(17,601)	(6,390)	(11,211)

25,038	26,546	(1,508)	6.19	7.12	(0.93)		386,691	470,880	(84,189)	(55,703)	(28,486)

$34,597	$35,815	$(1,218)	5.67%	6.58%	(0.91%)	Total earning assets	$489,358	$587,535	$(98,177)	$(59,672)	$(38,505)

						Interest bearing deposits:
$4,837	$5,103	$(266)	1.12%	1.82%	(0.70%)	NOW and money market**	$13,463	$23,103	$(9,640)	$(8,333)	$(1,307)
5,562	5,621	(59)	0.96	1.51	(0.55)	Savings	13,282	21,050	(7,768)	(7,285)	(483)
12,288	12,140	148	3.32	4.10	(0.78)	Time deposits	101,707	123,892	(22,185)	(25,783)	3,598

22,687	22,864	(177)	2.27	2.96	(0.69)		128,452	168,045	(39,593)	(41,401)	1,808

2,898	5,478	(2,580)	2.30	2.96	(0.66)	Short-term borrowings	16,631	40,312	(23,681)	(14,716)	(8,965)
3,046	2,053	993	5.65	5.21	0.44	Medium and long-term debt	42,903	26,604	16,299	2,483	13,816

28,631	30,395	(1,764)	2.63	3.11	(0.48)	Total interest bearing liabilities	187,986	234,961	(46,975)	(53,634)	6,659
4,289	4,130	159				Non-interest bearing demand deposits
1,677	1,290	387				Other sources of funds

$34,597	$35,815	$(1,218)	2.18%	2.64%	(0.46%)

			3.49%	3.94%	(0.45%)	Net interest margin

						Net interest income on a taxable equivalent basis	301,372	352,574	(51,202)	$(6,038)	$(45,164)

			3.04%	3.47%	(0.43%)	Net interest spread

						Taxable equivalent adjustment	18,312	22,277	(3,965)

						Net interest income	$283,060	$330,297	$(47,237)

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the decrease in net interest income, on a taxable equivalent basis, reflects a reduction in the Corporation’s average earning assets. Several factors contributed to this decrease as described below:
•	The decrease in the commercial and construction loan portfolio took place mainly as a result of lower origination activity and an increase in loan charge-offs.

•	The decrease in the lease portfolio is mainly the result of the Corporation’s decision to exit the leasing business in the U.S. mainland operations. A substantial portion of the lease portfolio from Popular Equipment Finance was sold during the first quarter of 2009.

•	The mortgage loan portfolio has been impacted by the Corporation’s decision to exit certain mortgage loan rigination activity, such as the non-conventional mortgages and the E-LOAN loan origination platform in the U.S. mainland.

•	The consumer loan portfolio has been impacted by: the sale of the E-LOAN auto loan portfolio during the latter part of the second quarter of 2008, a slowdown in the auto loan origination activity in Puerto Rico, and the run-off of the E-LOAN home equity lines of credit (“HELOCs”) and closed-end second mortgage portfolio.
The Corporations also experienced compression in the net interest margin, on a taxable equivalent basis. The factors that contributed to this reduction were as follows:
•	The FED lowered the federal funds target rate from 2.00% in June 30, 2008 to between 0% and 0.25% at June 30, 2009. This reduction in market rates impacted the yield of several of the Corporation’s earning assets during that period. These assets include commercial and construction loans of which 66% have floating or adjustable rates, floating rate home equity lines of credit and credit cards, floating rate collateralized mortgage obligations, as well as the origination of loans in a low interest rate environment.
•	Increase in non-performing loans and its related interest accrual reversal. This increase impacted mainly the commercial, construction and mortgage loans portfolios.
•	Market risk management strategies have generated a higher balance of short-term investments at lower rates, thus pressuring the net interest income.
The net interest income benefited from a reduction in the cost of both short-term borrowings and interest bearing liabilities. This reduction was in part due to management’s decision to reduce the rates of certain non-maturity deposit accounts as well as maturities of high cost certificates of deposits being renewed at lower rates.
As shown in Table C, net interest income on a taxable equivalent basis for the six months ended June 30, 2009 was also impacted by the reasons described above for the quarterly results.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis
Six-month period ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2009	2008	Variance	2009	2008	Variance		2009	2008	Variance	Rate	Volume

($ in millions)							(In thousands)
$1,325	$677	$648	0.84%	3.27%	(2.43%)	Money market investments	$5,517	$11,004	$(5,487)	$(6,455)	$968
7,592	8,275	(683)	4.72	5.11	(0.39)	Investment securities	179,093	211,263	(32,170)	(6,135)	(26,035)
733	775	(42)	6.74	7.18	(0.44)	Trading securities	24,506	27,690	(3,184)	(1,723)	(1,461)

9,650	9,727	(77)	4.34	5.14	(0.80)		209,116	249,957	(40,841)	(14,313)	(26,528)

						Loans:
15,578	15,601	(23)	4.99	6.42	(1.43)	Commercial *	385,399	498,273	(112,874)	(111,089)	(1,785)
844	1,115	(271)	8.39	8.05	0.34	Leasing	35,377	44,900	(9,523)	1,811	(11,334)
4,516	4,851	(335)	6.68	7.29	(0.61)	Mortgage	150,925	176,788	(25,863)	(14,136)	(11,727)
4,494	4,983	(489)	9.94	10.23	(0.29)	Consumer	222,307	253,837	(31,530)	(11,035)	(20,495)

25,432	26,550	(1,118)	6.28	7.36	(1.08)		794,008	973,798	(179,790)	(134,449)	(45,341)

$35,082	$36,277	$(1,195)	5.75%	6.77%	(1.02%)	Total earning assets	$1,003,124	$1,223,755	$(220,631)	$(148,762)	$(71,869)

						Interest bearing deposits:
$4,832	$4,938	$(106)	1.22%	2.00%	(0.78%)	NOW and money market **	$29,170	$49,155	$(19,985)	$(19,057)	$(928)
5,570	5,631	(61)	1.02	1.62	(0.60)	Savings	28,250	45,234	(16,984)	(15,796)	(1,188)
12,553	12,554	(1)	3.52	4.30	(0.78)	Time deposits	219,071	268,596	(49,525)	(52,810)	3,285

22,955	23,123	(168)	2.43	3.16	(0.73)		276,491	362,985	(86,494)	(87,663)	1,169

3,124	5,884	(2,760)	2.41	3.44	(1.03)	Short-term borrowings	37,334	100,591	(63,257)	(34,918)	(28,339)
3,233	1,837	1,396	5.67	5.20	0.47	Medium and long-term debt	90,867	47,468	43,399	4,498	38,901

29,312	30,844	(1,532)	2.78	3.33	(0.55)	Total interest bearing liabilities	404,692	511,044	(106,352)	(118,083)	11,731
4,250	4,153	97				Non-interest bearing demand deposits
1,520	1,280	240				Other sources of funds

$35,082	$36,277	$(1,195)	2.33%	2.83%	(0.50%)

			3.42%	3.94%	(0.52%)	Net interest margin

						Net interest income on a taxable equivalent basis	598,432	712,711	(114,279)	$(30,679)	$(83,600)

			2.97%	3.44%	(0.47%)	Net interest spread

						Taxable equivalent adjustment	42,886	46,655	(3,769)

						Net interest income	$555,546	$666,056	$(110,510)

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the continuing operations totaled $349.4 million, or 134% of net charge-offs, for the quarter ended June 30, 2009, compared with $189.2 million, or 167% of net charge-offs for the second quarter of 2008. The increase in the provision for loan losses for the quarter ended June 30, 2009 compared to the same quarter in 2008 was the result of higher general reserve requirements for commercial loans, construction loans, U.S. mainland non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired under SFAS No. 114. Net charge-offs from the continuing operations for the quarter ended June 30, 2009, when compared with the second quarter in 2008, increased mainly in construction loans, consumer loans (principally U.S. mainland home equity lines of credit), commercial loans and mortgage loans. Provision and net charge-offs information for prior periods was retrospectively adjusted to exclude discontinued operations for comparative purposes.
The provision for loan losses for the continuing operations totaled $722.0 million, or 157% of net charge-offs, for the six months ended June 30, 2009, compared with $350.4 million, or 170% of net charge-offs for the six months ended June 30, 2008. Similar factors to those described for the quarterly results primarily influenced the variance for the six-month period ended June 30, 2009 compared to the same period in the previous year.
Information on net charge-offs, non-performing assets and the allowance for loan losses is provided in the Credit Risk Management and Loan Quality section of this MD&A.
NON-INTEREST INCOME
Refer to Table D for a breakdown on non-interest income from continuing operations by major categories for the quarters and six months ended June 30, 2009 and 2008.
TABLE D
Non-Interest Income

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Service charges on deposit accounts	$53,463	$51,799	$1,664	$107,204	$102,886	$4,318

Other service fees:
Debit card fees	27,508	26,340	1,168	53,881	51,710	2,171
Credit card fees and discounts	23,449	27,282	(3,833)	47,454	54,526	(7,072)
Processing fees	13,727	13,158	569	27,135	25,543	1,592
Insurance fees	12,547	13,470	(923)	24,551	25,876	(1,325)
Sale and administration of investment products	9,694	8,079	1,615	17,023	19,076	(2,053)
Mortgage servicing fees, net of fair value adjustments	6,552	10,087	(3,535)	13,432	15,216	(1,784)
Trust fees	3,121	3,052	69	6,104	6,132	(28)
Other fees	5,839	6,649	(810)	11,390	13,268	(1,878)

Total other service fees	102,437	108,117	(5,680)	200,970	211,347	(10,377)

Net gain on sale and valuation adjustments of investment securities	53,705	28,334	25,371	229,851	78,562	151,289
Trading account profit	16,839	18,541	(1,702)	23,662	31,878	(8,216)
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(13,453)	4,907	(18,360)	(27,266)	19,174	(46,440)
Other operating income	12,848	24,100	(11,252)	26,149	56,702	(30,553)

Total non-interest income	$225,839	$235,798	$(9,959)	$560,570	$500,549	$60,021

Non-interest income for the quarter and six-month periods ended June 30, 2009 and 2008 was positively impacted by higher net gains on sales of investment securities, as shown on the table below:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Net gain on sale of investment securities	$53,705	$28,334	$25,371	$236,440	$78,562	$157,878
Valuation adjustments of investment securities	—	—	—	(6,589)	—	(6,589)

Total	$53,705	$28,334	$25,371	$229,851	$78,562	$151,289

Net gain on sale of investment securities for 2009 consist principally of $52.3 million in gains from the sale of equity securities in the second quarter of 2009 by BPPR and EVERTEC reportable segments, and $182.7 million in gains derived from the sale of $3.4 billion in U.S. Treasury notes and U.S. agencies during the first quarter of 2009 by BPPR. These results compare to $28.3 million in capital gains realized from the sale of $2.4 billion in U.S. agency securities during the second quarter of 2008 and gains of approximately $49.3 million in the first quarter of

2008 caused by the redemption of VISA shares of common stock held by the Corporation.
The Corporation recorded $6.6 million in other-than-temporary impairments related to equity securities during the six-month period ended June 30, 2009. No other-than-temporary impairments on investment securities were recognized by the Corporation’s continuing operations during the six-month period ended June 30, 2008.
The favorable variance in gains on the sale of investment securities were offset by the following unfavorable variances in non-interest income for the quarters and six months ended June 30, 2009 and 2008:
•	losses associated to the sales of loans in 2009, compared to gains in 2008, as detailed in the following table:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

(Loss) gain on sales of loans	$(13,070)	$4,779	$(17,849)	$(23,558)	$19,046	$(42,604)
Lower of cost or market valuation adjustment on loans held-for-sale	(383)	128	(511)	(3,708)	128	(3,836)

Total	$(13,453)	$4,907	$(18,360)	$(27,266)	$19,174	$(46,440)

The decrease in gains on sales of loans for the quarter ended June 30, 2009, when compared to the same period of the previous year, was mainly the result of increases in representation and warranty reserves for loans previously sold by E-LOAN given an upward trend in repurchase requests and loss severities in the current economic environment. The unfavorable variance for the quarter was also impacted by lower volume of loans sold by E-LOAN, which stopped originating loans in the fourth quarter of 2008. In addition, the variance for the six-month period was also influenced by the impact of the sale of approximately $0.3 billion in lease financings by Popular Equipment Finance, a subsidiary of BPNA, during the first quarter of 2009, which resulted in a loss in the first quarter of 2009 of approximately $13.8 million.
•	lower other operating income during the quarter and six months ended June 30, 2009 by $11.3 million and $30.6 million, respectively, when compared to the same periods of the previous year, which reflect the impact of higher derivative losses including unfavorable credit risk adjustments, lower investment banking fees in the Corporation’s broker-dealer subsidiary due to lower volume of government debt offerings underwritten, lower gains on the sales of real estate properties in the Puerto Rico banking subsidiary, and the gain recognized during the second quarter of 2008 on the sale of substantially all assets of EVERTEC’s health processing division. Also contributing to the decrease in other operating income for the six-month period ended June 30, 2009, compared with the same period of 2008, were $12.8 million in gains on the sale of six retail bank branches of BPNA in Texas during the first quarter of 2008.
•	lower total other service fees during the quarter and six months ended June 30, 2009, compared with the same periods of the previous year, which are detailed in Table D. The decline was mainly in credit card fees because of lower merchant income due to reduced volume of purchases and lower late payment fees mainly from lower volume of accounts subject to the fee. The unfavorable variance in mortgage servicing was due to a reduction in the fair value of the servicing rights due to higher run-off rate of the portfolio and higher prepayment speeds, partially offset by higher servicing fees due to the growth in the portfolio of loans serviced for others by the continuing operations, which rose by approximately $5.5 billion from June 30, 2008 to June 30, 2009. Refer to Note 8 to the consolidated financial statements for additional information on mortgage servicing rights.
•	lower trading account profit for the six months ended June 30, 2009 compared with the same period in 2008, mainly due to lower realized gains on the sale of mortgage-backed securities.

OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses by major categories for the quarter and six months ended June 30, 2009, compared with the same periods in the previous year.
TABLE E
Operating Expenses

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Personnel costs	$136,206	$155,317	$(19,111)	$281,497	$311,285	$(29,788)
Net occupancy expenses	26,024	26,840	(816)	52,465	54,708	(2,243)
Equipment expenses	25,202	28,854	(3,652)	51,306	58,007	(6,701)
Other taxes	13,084	13,719	(635)	26,260	26,604	(344)
Professional fees	27,048	27,825	(777)	51,949	57,184	(5,235)
Communications	12,386	12,088	298	24,213	25,563	(1,350)
Business promotion	9,946	18,104	(8,158)	17,856	34,848	(16,992)
Printing and supplies	3,017	3,663	(646)	5,807	7,494	(1,687)
FDIC deposit insurance	36,331	2,270	34,061	45,448	4,612	40,836
Other operating expenses	38,968	39,168	(200)	73,202	68,346	4,856
Amortization of intangibles	2,433	2,490	(57)	4,839	4,982	(143)

Total	$330,645	$330,338	$307	$634,842	$653,633	$(18,791)

Operating expenses for the quarter and six months ended June 30, 2009 included approximately $2.3 million and $7.5 million, respectively, in costs associated to the restructuring plans in place at BPNA and E-LOAN that were commenced during 2008. To facilitate the comparative analysis, below are details on the restructuring plans that pertained to the continuing operations.

	For the quarter ended			For the six months ended
	June 30, 2009			June 30, 2009
	BPNA	E-LOAN 2008		BPNA	E-LOAN 2008
(In thousands)	Restructuring Plan	Restructuring Plan	Total	Restructuring Plan	Restructuring Plan	Total

Personnel costs	$1,358	$885	$2,243	$4,278	$2,703	$6,981
Net occupancy expenses	73	—	73	73	—	73
Other operating expenses	—	—	—	453	—	453

Total	$1,431	$885	$2,316	$4,804	$2,703	$7,507

The decrease in personnel costs for the continuing operations was primarily the result of a reduction in headcount from 10,956 FTEs as of June 30, 2008 to 9,832 FTEs as of June 30, 2009. BPNA and E-LOAN were the principal contributors to this reduction with a decrease of 814 FTE’s on a combined basis. There was also a reduction in headcount at BPPR and EVERTEC due to cost control initiatives, which included lower headcount from attrition. Also, there were lower incentive compensation and commissions. Furthermore, in February 2009, the Corporation suspended its matching contributions to the Puerto Rico and U.S. mainland subsidiaries’ savings and investment plans as part of the actions taken to control costs, as well as froze the BPPR’s pension plan with regards to all future benefit accruals after April 30, 2009.
The reduction in equipment and business promotion resulted principally from cost control measures on expenditures in general as well as the downsizing of the Corporation’s U.S. mainland operations.
The increase in FDIC deposit insurance premiums includes the impact of a $16.7 million special assessment in the second quarter of 2009. For a discussion of factors that influenced this increase and the special assessment, refer to Item 1A. Risk Factors in this Form 10-Q, particularly the risk factor captioned “Increases in FDIC insurance premiums may have a material adverse affect on the Corporation’s earnings”.

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
As part of the BPNA Restructuring Plan, the Corporation exited certain businesses including, among the principal ones, those related to the origination of non-conventional mortgages, equipment lease financing, business loans to professionals, multifamily lending, mixed-used commercial loans and credit cards. The Corporation holds the existing portfolios of the exited businesses in a run-off mode. Also, the Corporation downsized the following businesses related to its U.S. mainland banking operations: business banking, SBA lending, and consumer / mortgage lending.
The table previously presented in the Operating Expenses section above, details the expenses recorded by the Corporation during the quarter and six months ended June 30, 2009 that were associated with this particular restructuring plan. As of June 30, 2009, the reserve for restructuring costs associated with the BPNA Restructuring Plan amounted to $8 million. During the second quarter of 2009, restructuring charges associated to the BPNA Restructuring Plan amounted to $1.4 million and were principally for severance costs. As of June 30, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $24.5 million. An additional $9.1 million in associated costs are expected to be incurred in 2009. Refer to Note 20 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.
All restructuring efforts at BPNA are expected to result in approximately $50 million in recurrent annual cost savings. The majority of the savings are related to personnel costs since the restructuring plan incorporates a headcount reduction of approximately 640 FTEs, or 30% of BPNA’s workforce. Management expects the headcount reduction to be achieved by the third quarter of 2009. As a result of the BPNA Restructuring Plan FTE’s at BPNA were 1,611 at June 30, 2009, compared to 2,173 at the same date in the previous year.
E-LOAN 2008 Restructuring Plan
In October 2008, the Corporation’s Board of Directors approved a restructuring plan for E-LOAN (the “E-LOAN 2008 Restructuring Plan”), which involved E-LOAN to cease operating as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. As part of the 2008 plan, all operational and support functions were transferred to BPNA and EVERTEC. The 2008 E-LOAN Restructuring Plan is expected to be substantially completed by the end of the third quarter of 2009. As of June 30, 2009, E-LOAN’s workforce totaled 61 FTEs, compared to 312 as of June 30, 2008.
As of June 30, 2009, the accrual for restructuring costs associated with the E-LOAN 2008 Restructuring Plan amounted to $2 million. Restructuring charges associated to the E-LOAN 2008 Restructuring Plan amounted to $0.9 million for the quarter ended June 30, 2009 and consisted principally of severance costs. As of June 30, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $24.7 million. An additional $0.2 million in associated costs are expected to be incurred in 2009. Refer to Note 20 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.

The costs related to the E-LOAN Restructuring Plan are part of the results of the BPNA reportable segment.
INCOME TAXES
Income tax expense for the continuing operations amounted to $5.4 million for the quarter ended June 30, 2009, compared with income tax benefit of $12.6 million for the same quarter of 2008. During the second quarter of 2009, a valuation allowance was recorded on the deferred tax assets (“DTA”) of the Corporation’s U.S. mainland operations originated during the quarter, thus offsetting the tax benefits derived from the operating losses. During the second quarter of 2008 the Corporation was recording a tax benefit on the Corporation’s U.S. mainland operations.
Also, during the second quarter 2009, there was an increase in income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations as compared to the same quarter of 2008. Offsetting that gain was a reduction in exempt interest income, net of disallowance of expenses attributed to such exempt income, and an increase in income tax expense in BPPR as a result of having higher capital gain income than taxable income during this quarter.
The components of the income tax expense (benefit) for the continuing operations were as follows:

	Quarter ended June 30, 2009		Six months ended June 30, 2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$(70,103)	40.95%	$(98,567)	40.95%
Benefits of net tax exempt interest income	(11,094)	6.48	(26,856)	11.16
Effect of income subject to preferential tax rate	(12,508)	7.31	(59,273)	24.63
Deferred tax asset valuation allowance	84,916	(49.60)	145,229	(60.34)
Difference in tax rates due to multiple jurisdictions	8,218	(4.80)	22,476	(9.34)
State taxes and others	5,964	(3.49)	(4,549)	1.89

Income tax expense (benefit)	$5,393	(3.15%)	$(21,540)	8.95%

Income tax benefit amounted to $21.5 million for the six-month period ended June 30, 2009, compared with income tax expense of $4.2 million for the same period in 2008. The variance between periods was primarily due to higher income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations for 2009 as compared to 2008. Also, on March 9, 2009, several amendments or additions to the Puerto Rico Internal Revenue Code were adopted, including a temporary five percent special surtax over the tax liability of all corporations doing business in Puerto Rico for years beginning on January 1, 2009 thru December 31, 2011. This increase in tax rate resulted in an income tax benefit as a result of adjusting the deferred tax assets to reflect the increase in the tax rate.
These reductions were partially offset by a decrease in exempt interest income, net of disallowance of expenses attributed to such exempt income, and by an increase in income tax expense as a result of having higher capital gain income than taxable income.
Refer to Note 21 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of June 30, 2009.

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
The Corporate group had a net loss of $27.1 million in the second quarter of 2009, compared with a net loss of $9.3 million in the same quarter of 2008. The factors that mostly contributed to this variance were higher net interest expense by approximately $9.4 million and lower income tax benefit by $7.4 million. The variance in net interest expense was principally the result of higher cost on senior debt due to rate increases resulting from downgrades on Popular’s debt ratings, which is explained in the Liquidity section of this MD&A. The Corporate group had net losses of $46.3 million for the six months ended June 30, 2009, compared with net losses of $19.1 million for the same period in 2008. Similar factors influenced the year-to-date variances.
Highlights on the results of operations for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $6.8 million for the quarter ended June 30, 2009, a decrease of $85.7 million, or 93%, when compared with the same quarter in the previous year. The Corporation’s banking operations in Puerto Rico have been adversely impacted by the prolonged economic recession being experienced by the Puerto Rico economy, principally affecting the Corporation’s lending areas and credit losses. The main factors that contributed to the variance in the results for the quarter ended June 30, 2009, when compared to the second quarter of 2008, included:
•	lower net interest income by $26.3 million, or 11%, primarily due to a lower net interest yield, which was principally driven by the reduction in the yield of earning assets, principally commercial and construction loans. This decline can be attributed to two main factors: (1) the reduction in rates by the Fed as described in the Net Interest Income section of this MD&A and (2) an increase in non-performing loans. Also, the BPPR reportable segment experienced a decrease in the yield of investment securities. Partially offsetting this unfavorable impact to net interest income was a reduction in the Corporation’s average cost of funds driven by a reduction in the cost of deposits and short-term borrowings due to the decrease in rates by the Fed and management’s actions to lower the rates paid on certain deposits. Also, the unfavorable variance in net interest income was associated with a decline in the average volume of investment securities and in the loan portfolio, in part due to the slowdown of loan origination activity and increased levels of loan charge-offs. This negative impact from the reduction in the average volume of earning assets was partially offset by a reduction in the average volume of short-term borrowings;
•	higher provision for loan losses by $73.9 million, or 69%, primarily related to the construction, consumer and commercial loan portfolios. The BPPR reportable segment experienced an increase of $68.8 million in net charge-offs for the quarter ended June 30, 2009, compared to the same quarter in the previous year, principally associated with an increase in construction loan net charge-offs by $48.0 million, consumer loans by $12.0 million and commercial loans by $8.2 million. As of June 30, 2009, there were $991 million of SFAS No. 114 impaired loans in the BPPR reportable segment with a related allowance for loan losses of $207 million, compared to $556 million and $108 million, respectively, as of June 30, 2008. Non-performing loans in this reportable segment increased by $703 million from June 30, 2008 to the same date in 2009, mainly related to construction loans. The ratio of allowance for loan losses to loans held-in-portfolio for the BPPR reportable segment was 4.26% as of June 30, 2009, compared with 2.86% as of June 30, 2008. The provision for loan losses represented 131% of net charge-offs for the second quarter of 2009, compared with 154% of net charge-offs in the same period of 2008. The annualized net charge-offs to average loans held-in-portfolio for the BPPR reportable segment was 3.61% for the quarter ended June 30, 2009, compared with 1.73% in the same quarter of the previous year;

•	higher non-interest income by $0.4 million. There were higher gains on the sale of investment securities in the second quarter of 2009 by $16.6 million, which was mostly the net impact of the aforementioned gain on the sale of equity securities in the second quarter of 2009, compared to the gains on the sale of U.S. agency securities in the second quarter of 2008. These transactions were described in the Non-Interest Income section of this MD&A. This favorable variance was partially offset by lower other service fees by $11.3 million, principally in credit card fees, fees on the sale and administration of investment products, and an unfavorable change in the fair value of servicing rights. Other operating income also decreased mainly due to lower investment banking fees in the Corporation’s broker-dealer subsidiary due to lower volume of government debt offerings underwritten and lower gains on the sales of real estate properties in the Puerto Rico banking subsidiary. As explained in Note 25 to the financial statements, management distributes a proportionate share of the investment function of BPPR between the commercial banking and the consumer and retail banking businesses of BPPR. In the additional disclosures of the BPPR reportable segment presented in Note 25, the results of the consumer and retail banking business of BPPR include a $44.4 million gain on the aforementioned sale of investment securities;
•	higher operating expenses by $2.9 million, or 1%, mainly due to higher FDIC deposit insurance premiums, partially offset by lower personnel costs, business promotion, professional fees and other operating taxes, among others; and
•	lower income taxes by $17.1 million, or 88%. Refer to the Income Taxes section of this MD&A.
Net income for the six months ended June 30, 2009 totaled $186.6 million, a decrease of $4.7 million, or 2%, compared with the same period in the previous year. These results reflected:
•	lower net interest income by $54.8 million, or 11%;
•	higher provision for loan losses by $122.8 million, or 58%;
•	higher non-interest income by $133.5 million, or 37%, which was mainly due to higher gains on the sale of investment securities by $157.4 million. In the additional disclosures of the BPPR reportable segment presented in Note 25, the capital gain specifically related to the sale of the investment securities available-for-sale in the six months ended June 30, 2009 was distributed $50.8 million to the commercial banking business and $176.4 million to the consumer and retail banking business of BPPR. The transactions that impacted this variance were described in the Non-Interest Income section of this MD&A;
•	higher operating expenses by $3.3 million, or less than 1%; and
•	income tax benefit of $0.7 million for the six months ended June 30, 2009 compared to an income tax expense of $42.1 million for the same period in the previous year.
EVERTEC
EVERTEC’s net income for the quarter ended June 30, 2009 totaled $18.1 million, an increase of $4.6 million, or 34%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended June 30, 2009, when compared with the second quarter of 2008, included:
•	higher non-interest income by $4.6 million, or 7%, primarily due to a gain of $7.9 million on the sale of the equity securities during the second quarter of 2009 and to higher electronic transaction processing fees mainly related to the automated teller machine (“ATM”) network, point-of-sale (“POS”) terminals, and higher business process outsourcing. These positive variances were partially offset by lower income derived from Information Technology (“IT”) consulting services and by the impact in the second quarter of 2008 of a gain of approximately $1.7 million related to the sale of substantially all assets of EVERTEC’s health processing division in exchange for an equity participation in the acquiring company;
•	lower operating expenses by $2.6 million, or 5%, primarily due to lower personnel costs; and
•	higher income tax expense by $2.6 million, or 60%.
Net income for the six months ended June 30, 2009 totaled $28.0 million, an increase of $2.7 million, or 11%, compared with the same period in the previous year. These results reflected:
•	lower non-interest income by $3.6 million, or 3%;

•	lower operating expenses by $8.5 million, or 9%; and
•	higher income tax expense by $2.2 million, or 22%.

Banco Popular North America
Banco Popular North America reported a net loss of $174.2 million for the quarter ended June 30, 2009, compared to a net loss of $34.3 million for the second quarter of 2008. The main factors that contributed to the quarterly variance in this reportable segment included:
•	lower net interest income by $11.5 million, or 12%, which was mainly due to lower interest income on loans, partially offset by a reduction in deposit expenses, including internet deposits;
•	higher provision for loan losses by $86.4 million, principally as a result of higher general reserve requirements for commercial loans, construction loans, U.S. non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired under SFAS No. 114. There were higher net charge-offs in construction loans by $23.4 million, commercial by $21.3 million, consumer loans by $19.8 million and mortgage loans by $14.3 million. As of June 30, 2009, there were $454 million of SFAS No. 114 impaired loans in the Banco Popular North America reportable segment with a related allowance for loan losses of $106 million, compared to $84 million and $15 million, respectively, at June 30, 2008. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-performing loans in this reportable segment by $393 million, when compared to June 30, 2008. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular North America reportable segment was 5.32% as of June 30, 2009, compared with 1.84% as of June 30, 2008. The provision for loan losses represented 138% of net charge-offs for the second quarter of 2009, compared with 188% of net charge-offs in the same period of 2008. The annualized net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 5.14% for the quarter ended June 30, 2009, compared with 1.72% in the same quarter of the previous year;
•	lower non-interest income by $23.5 million, or 80%, mainly due to losses on sale of loans and valuation adjustments of $14.0 million compared to gains of $4.5 million during the second quarter of 2008. The losses in the second quarter of 2009 were mainly as a result of an increase in indemnification reserves associated to loans sold;
•	lower operating expenses by $7.1 million, or 7%. This variance was principally the result of lower personnel costs by $14.6 million and business promotion by $5.0 million; partially offset by higher other operating expenses mainly due to higher FDIC deposit insurance premiums. Refer to the Restructuring Plans section of this MD&A for details on the costs incurred to date related to the BPNA and E-LOAN restructuring plans; and
•	income tax expense of $0.8 million in the second quarter of 2009 compared to an income tax benefit of $24.8 million in the second quarter of 2008. An income tax benefit was recorded for the second quarter of 2008, while no tax benefits were recognized in 2009. Commencing in the second half of 2008, the Corporation began to record a valuation allowance on the deferred tax assets of the operations of the BPNA reportable segment.
Net loss for the six months ended June 30, 2009 totaled $387.7 million, an increase of $351.4 million, when compared with the same period in the previous year. These results reflected:
•	lower net interest income by $30.5 million, or 16%;
•	higher provision for loan losses by $248.9 million;
•	lower non-interest income by $73.6 million, or 89%, which was mainly due to losses in 2009 associated to loan sales and because the results for the six months ended June 30, 2008 included a $12.8 million gain on the sale of BPNA’s Texas branches;
•	lower operating expenses by $21.3 million, or 11%, principally due to downsizing; and
•	lower income tax benefit by $19.8 million, or 71%.

FINANCIAL CONDITION
Assets
Total assets at June 30, 2009 amounted to $36.5 billion, compared to $38.9 billion at December 31, 2008 and $41.7 billion as of June 30, 2008. The decline in total assets from December 31, 2008 to June 30, 2009 was principally in loans. Total assets as of June 30, 2008 included $2.0 billion pertaining to PFH. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statements of condition.
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity on a combined basis is presented in Table F. Also, Notes 6 and 7 to the consolidated financial statements provide additional information with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	June 30,	December 31,		June 30,
(In millions)	2009	2008	Variance	2008	Variance

U.S. Treasury securities	$30.8	$502.1	$(471.3)	$460.8	$(430.0)
Obligations of U.S. Government sponsored entities	1,781.4	4,808.5	(3,027.1)	4,639.8	(2,858.4)
Obligations of Puerto Rico, States and political subdivisions	382.3	385.7	(3.4)	311.0	71.3
Collateralized mortgage obligations – federal agencies	1,673.7	1,507.0	166.7	1,398.9	274.8
Collateralized mortgage obligations – private label	136.7	149.0	(12.3)	210.0	(73.3)
Mortgage-backed securities	3,542.8	848.5	2,694.3	884.0	2,658.8
Equity securities	8.2	10.1	(1.9)	15.4	(7.2)
Others	10.6	8.3	2.3	14.9	(4.3)

Total	$7,566.5	$8,219.2	$(652.7)	$7,934.8	$(368.3)

The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios from December 31, 2008 to the end of the second quarter of 2009 was mainly associated with the repayment of maturing securities. As indicated previously, during the first quarter of 2009, the Corporation sold $3.4 billion of investment securities available-for-sale portfolio, principally of U.S. agency securities (FHLB notes). Funds were reinvested during 2009, primarily in GNMA and FNMA mortgage-backed securities.
The impact of the restructuring (sale and reinvestment) of the investment securities portfolio during 2009 was to:
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
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) management’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before the recovery of its amortized cost basis. Additional information is provided in Notes 6 and 7 to the consolidated financial statements. Management considered the guidance of FSP FAS 115-2 and FAS 124-2, which was adopted in the second quarter of 2009, including the evaluation for credit-related other-than-temporary impairment for debt securities. At June 30, 2009, management concluded that no material individual securities in an unrealized loss position were other-than-temporarily impaired. Management believes that the Corporation will fully collect the carrying value of debt securities in unrealized loss positions at June 30, 2009. Management has no specific intent to sell any debt securities in a loss position, and it is not more likely than not that the Corporation will have to sell any debt security before recovery of its amortized cost basis.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, at period-end, is presented in Table G.
TABLE G
Loans Ending Balances (including loans held-for-sale and loans at fair value)

			Variance		Variance
			June 30, 2009		June 30, 2009
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2009	2008	2008	2008	2008

Commercial	$13,119,330	$13,687,060	$(567,730)	$13,832,738	$(713,408)
Construction	2,033,448	2,212,813	(179,365)	2,107,933	(74,485)
Lease financing	730,396	1,080,810	(350,414)	1,116,769	(386,373)
Mortgage (1)	4,646,521	4,639,464	7,057	5,609,123	(962,602)
Consumer	4,319,214	4,648,784	(329,570)	4,965,115	(645,901)

Total loans (2)	$24,848,909	$26,268,931	$(1,420,022)	$27,631,678	$(2,782,769)

(1)	Includes residential construction loans.

(2)	Loans disclosed as of June 30, 2008 include PFH’s loan portfolios. Loans reported as of June 30, 2009 and December 31, 2008 exclude the discontinued operations of PFH.

The decrease in commercial and construction loan portfolios from December 31, 2008 and June 30, 2008 to June 30, 2009 reflected the slowdown in origination activity and increased loan charge-offs as a result of the downturn in the real estate market, along with a deteriorated economic environment and credit quality. Also, as previously described in the Corporation’s 2008 Annual Report and in the Restructuring Plans section of this MD&A, the Corporation’s U.S. mainland banking operations exited and downsized certain loan origination channels, thus impacting negatively the volume of loan originations.
The decline in the lease financing portfolio from December 31, 2008 to June 30, 2009 was primarily the result of the sale of a lease financing portfolio from Popular Equipment Finance, as described in the Non-Interest Income section of this MD&A. This also impacted the variance from June 30, 2008. Also, there was a slowdown in originations in the Puerto Rico operations.
The decrease in the consumer loan portfolio from December 31, 2008 to June 30, 2009 was mostly reflected in personal loans, auto loans and HELOCs. There was a lower volume of personal and auto loans in the Banco Popular de Puerto Rico reportable segment due to current economic conditions which have impacted the volume of new loan originations and the run-off of Popular Finance’s loan portfolio. Popular Finance operations were closed in late 2008. Furthermore, there were reductions in the consumer loan portfolio of BPNA, including E-LOAN, primarily due to the run-off mode of its auto loan portfolios and HELOCs without any concentrated lending efforts in these products. The decline in the consumer loan portfolio from June 30, 2008 to the same date in 2009 was also influenced by the decline in the loan portfolio of PFH due to the significant sales executed in 2008 and the discontinuance of the business. PFH had $155 million in consumer loans as of June 30, 2008.
The mortgage loan portfolio as of June 30, 2009 remained at levels closely similar to December 31, 2008. The Banco Popular de Puerto Rico reportable segment showed an increase of $108 million, and was partially offset by a reduction at the BPNA reportable segment of $100 million since BPNA ceased originating non-conventional mortgage loans as part of the BPNA Restructuring Plan. When compared with June 30, 2008, the decrease in mortgage loans was principally due to PFH’s mortgage loan portfolio which approximated $882 million as of such date.

Table H provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			June 30, 2009		June 30, 2009
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2009	2008	2008	2008	2008

Net deferred tax assets (net of valuation allowance)	$390,467	$357,507	$32,960	$807,884	$(417,417)
Bank-owned life insurance program	228,675	224,634	4,041	219,867	8,808
Prepaid expenses	136,634	136,236	398	198,286	(61,652)
Investments under the equity method	91,558	92,412	(854)	108,008	(16,450)
Derivative assets	76,019	109,656	(33,637)	50,121	25,898
Trade receivables from brokers and counterparties	66,943	1,686	65,257	515,273	(448,330)
Securitization advances and related assets	—	—	—	299,519	(299,519)
Others	224,553	193,466	31,087	256,884	(32,331)

Total	$1,214,849	$1,115,597	$99,252	$2,455,842	$(1,240,993)

Note:	Other assets from discontinued operations at June 30, 2009 and December 31, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition.

The increase in trade receivables from brokers and counterparties between December 31, 2008 and June 30, 2009 was associated to the sale in late June 2009 of $59 million in corporate bonds available-for-sale, which transaction settled in July 2009. The increase in net deferred tax assets from the end of 2008 to June 30, 2009 was principally associated to the increase in the allowance for loan losses in the Banco Popular de Puerto Rico reportable segment. The decline in derivative assets from December 31, 2008 was mostly the result of a lower fair value primarily in interest rate swaps.
The decline of $1.2 billion in other assets from June 30, 2008 to the same date in 2009 was principally because June 30, 2008 results include $691 million in other assets of PFH, consisting mainly of $354 million in deferred tax assets and $300 million in securitization advances and related assets. PFH’s securitization advances and related assets were part of the asset sale completed in the fourth quarter of 2008. The reduction in the deferred tax assets was the result of recording in the second half of 2008 a full valuation allowance on the deferred tax assets of the Corporation’s U.S. operations. The decrease in trade receivables from brokers and counterparties between June 30, 2008 and June 30, 2009 consisted primarily of mortgage-backed securities sold prior to quarter-end June 30, 2008, with a settlement date in July 2008. The decline in prepaid expenses was principally in software packages. The increase in derivative assets from June 30, 2008 was mostly due to an increase in notional amounts and a positive mark-to-market on the interest rate swap valuations as of such date.
Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets as of June 30, 2009 and December 31, 2008 is included in Table I as follows:
TABLE I
Financing to Total Assets

			% increase (decrease) from	% of total assets
	June 30,	December 31,	December 31, 2008 to	June 30,	December 31,
(Dollars in millions)	2009	2008	June 30, 2009	2009	2008

Non-interest bearing deposits	$4,409	$4,294	2.7%	12.1%	11.1%
Interest-bearing core deposits	15,516	15,647	(0.8)	42.5	40.2
Other interest-bearing deposits	6,988	7,609	(8.2)	19.2	19.6
Federal funds and repurchase agreements	2,942	3,552	(17.2)	8.1	9.1
Other short-term borrowings	2	5	(60.0)	—	—
Notes payable	2,644	3,387	(21.9)	7.2	8.7
Others	1,098	1,121	(2.1)	3.0	2.9
Stockholders’ equity	2,900	3,268	(11.3)	7.9	8.4

A breakdown of the Corporation’s deposits at period-end is included in Table J.
TABLE J
Deposits Ending Balances

			Variance		Variance
	June 30,	December 31,	June 30, 2009 Vs.	June 30,	June 30, 2009 Vs.
(In thousands)	2009	2008	December 31, 2008	2008	June 30, 2008

Demand deposits *	$5,115,351	$4,849,387	$265,964	$5,118,844	$(3,493)
Savings, NOW and money market deposits	9,605,716	9,554,866	50,850	9,916,308	(310,592)
Time deposits	12,192,418	13,145,952	(953,534)	12,080,576	111,842

Total	$26,913,485	$27,550,205	$(636,720)	$27,115,728	$(202,243)

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit totaled $2.7 billion as of June 30, 2009, $3.1 billion as of December 31, 2008 and $2.1 billion as of June 30, 2008. Brokered certificates of deposit, which are typically sold through an intermediary to small retail investors, provide access to longer-term funds that may not be available in the Puerto Rico market area and provide the ability to raise additional funds without pressuring retail deposit pricing. In a rising rate scenario, their pricing may be more sensitive to market rates than retail deposits.
Besides the reduction in time deposits because of lower reliance in brokered certificates of deposit between December 31, 2008 and June 30, 2009, there was also a decline in time deposits at the BPNA reportable segment. The latter was in part due to deleveraging strategies, including the closure and consolidation of branches, as well as a gradual reduction in the pricing of deposits, including deposits gathered through the internet platform of E-LOAN. The increase in demand deposits from December 31, 2008 to June 30, 2009 was mainly in the BPPR reportable segment and included public funds and deposits in trust.
The decline in savings, NOW and money market deposits from June 30, 2008 to the same date in 2009 was principally related to BPNA. During 2008 and 2009, management took actions to lower the rates paid on certain deposits, including internet deposits, in part associated with the decline in rates by the Fed.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. The Corporation considers as core deposits all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered certificates of deposits with denominations under $100,000. The Corporation’s core deposits totaled $19.9 billion, or 74% of total deposits, at June 30, 2009, compared to $19.9 billion and 72% at December 31, 2008 and $20.2 billion or 74% at June 30, 2008.

The distribution of certificates of deposit with denominations of $100 thousand and over at June 30, 2009, was as follows:

(In millions)

3 months or less	$2,442
3 to 6 months	957
6 to 12 months	977
Over 12 months	628

$5,004

Borrowed funds amounted to $5.6 billion at June 30, 2009, compared to $6.9 billion at December 31, 2008 and $10.0 billion at June 30, 2008. Note 14 to the consolidated financial statements provides additional information on the Corporation’s borrowings as of such dates. The decline in borrowings from December 31, 2008 was directly related to the maturity of $753 million of unsecured senior notes of Popular North America during the second quarter of 2009, which had been used to fund the Corporation’s U.S. mainland operations. Federal funds purchased and assets sold under agreements to repurchase as of June 30, 2009 presented a reduction of $610 million compared with December 31, 2008, principally in repurchase agreements which declined by $465 million. This decline was associated in part to the lower financing needs as a result of a lower volume of investment securities.
The decline in borrowings from June 30, 2008 to the same date in 2009 of $4.4 billion was due to lower financing requirements as a result of the sale of PFH assets and other loan portfolios in 2008. Also, the decrease was the result of a general reduction in asset size given the maturities of investment securities and the downsizing of certain of the Corporation’s subsidiaries. From 2008 to 2009, the Corporation has placed less reliance on short-term borrowings, principally advances from Federal Home Loan Banks and credit facilities with other financial institutions. The decline was also related to the maturity of the previously mentioned unsecured senior notes.
Stockholders’ equity totaled $2.9 billion as of June 30, 2009, compared with $3.3 billion as of December 31, 2008, and $3.7 billion as of June 30, 2008. The decrease in stockholders’ equity from December 31, 2008 to June 30, 2009 reflects an increase in the Corporation’s accumulated deficit of $284.7 million and an increase in accumulated other comprehensive losses, net of tax, of $87.9 million. Similar factors influenced the reduction in stockholders’ equity from June 30, 2008 to the same date in 2009, offset in part by the increase in preferred stock in late 2008. Refer to the consolidated statements of condition and of changes in stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at June 30, 2009, December 31, 2008 and June 30, 2008. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
On May 1, 2009, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 470,000,000 shares to 700,000,000 shares. The stockholders also approved to decrease the par value of the common stock of the Corporation from $6 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. During the quarter ended June 30, 2009, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (additional paid-in capital).
In June 2009, management announced the suspension of dividends on the Corporation’s common stock and Series A and B preferred stock.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of June 30, 2009 (December 31, 2008 — $392 million; June 30, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended June 30, 2009 and 2008.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2009, December 31, 2008, and June 30, 2008 are presented on Table K. As of such dates, BPPR and BPNA were well-capitalized.
TABLE K
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Risk-based capital
Tier I capital	$2,993,330	$3,272,375	$3,376,331
Supplementary (Tier II) capital	358,856	384,975	407,009

Total capital	$3,352,186	$3,657,350	$3,783,340

Risk-weighted assets
Balance sheet items	$24,735,838	$26,838,542	$28,876,581
Off-balance sheet items	3,154,444	3,431,217	3,271,018

Total risk-weighted assets	$27,890,282	$30,269,759	$32,147,599

Average assets	$36,217,245	$38,702,787	$39,626,240

Ratios:
Tier I capital (minimum required – 4.00%)	10.73%	10.81%	10.50%
Total capital (minimum required – 8.00%)	12.02	12.08	11.77
Leverage ratio *	8.26	8.46	8.52

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
As of June 30, 2009, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,231,223, Tier I Capital of $1,115,611, and Tier I Leverage of $1,086,517 based on a 3% ratio or $1,448,690 based on a 4% ratio according to the Bank’s classification.

Regulatory capital requirements for banking institutions are based on Tier 1 and Total capital, which include both common stock and certain qualifying preferred stock and trust preferred securities. Nonetheless, as overall economic conditions in general and credit quality in particular have continued to worsen, there has been an increasing regulatory and market focus on Tier 1 common equity and Tier 1 common equity to risk-weighted assets ratio of banking institutions. Recent losses have continued to reduce the Corporation’s Tier 1 common equity. The Corporation’s Tier 1 common/risk-weighted assets ratio was 2.45% as of June 30, 2009. See “Reconciliation of Non-GAAP Financial Measure” section below for a reconciliation of Tier 1 common to common stockholders’ equity and a discussion of our use of this non-GAAP financial measure in this Form 10-Q. Also, refer to the Exchange Offer and Dividends on Preferred Stock and Distributions on Trust Preferred Securities section in this Form 10-Q for further information.

Reconciliation of Non-GAAP Financial Measure:
The table below presents a reconciliation of Tier 1 common equity (also referred to as Tier 1 common) to common stockholders’ equity. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position. In connection with the Supervisory Capital Assessment Program (“SCAP”), the Federal Reserve began supplementing its assessment of the capital adequacy of a bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity. Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.
The following table provides a reconciliation of common stockholders’ equity (GAAP) to Tier 1 common equity (non-GAAP):

(In thousands)	June 30, 2009

Common stockholders’ equity	$1,412,701
Less: Unrealized gains on available for sale securities, net of tax (1)	(48,296)
Less: Disallowed deferred tax assets (2)	(167,223)
Less: Intangible assets:
Goodwill	(607,164)
Other disallowed intangibles	(25,797)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(2,147)
Add: Pension liability adjustment, net of tax and accumulated net losses on cash flow hedges (3)	120,256

Total Tier 1 common equity	$682,330

(1)	Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)	Approximately $193 million of the Corporation’s $390 million of net deferred tax assets at June 30, 2009, were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $167 million of such assets at June 30, 2009 exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. The remaining $30 million of the Corporation’s other net deferred tax assets at June 30, 2009 represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill.

(3)	The Federal Reserve Bank has granted interim capital relief for the impact of SFAS No. 158.

EXCHANGE OFFER AND DIVIDENDS ON PREFERRED STOCK AND DISTRIBUTIONS ON TRUST PREFERRED SECURITIES
On June 29, 2009, the Corporation commenced an offer to issue up to 390 million shares of its common stock in exchange for its Series A preferred stock and Series B preferred stock and for the trust preferred securities referred to in the prospectus for the exchange offer referred to below (the “Exchange Offer”). In connection with the Exchange Offer, for each share of Series A preferred stock, share of Series B preferred stock or trust preferred security accepted in accordance with the terms of the Exchange Offer, the Corporation is offering to issue a number of shares of its common stock equal to the Exchange Value, set forth in the prospectus for the Exchange Offer, divided by the “Relevant Price”. The “Relevant Price” will be equal to the greater of (1) the average Volume Weighted Average Price, or “VWAP”, of a share of the Corporation’s common stock during the five-trading day period ending on the second business day immediately preceding the expiration date of the Exchange Offer (which we currently expect to be August 18, 2009, unless the Exchange Offer is extended), determined as described in the prospectus for the Exchange Offer or (2) the “Minimum Share Price” of $2.50 per share of the Corporation’s common stock. The expiration date for the Exchange Offer is August 20, 2009, unless the Corporation extends the Exchange Offer or terminates it early.
The closing sale price of the Corporation’s common stock on the Nasdaq Stock Market on August 7, 2009, the trading day prior to the filing of this Form 10-Q, was $1.36 per share, which is substantially less than the Minimum Share Price. The Exchange Offer terms provide that in the event that the average VWAP is less than the Minimum Share Price, the number of shares of the Corporation’s common stock that participants in the Exchange Offer will receive will be calculated on the basis of the Minimum Share Price rather than the average VWAP. In that case, participants in the Exchange Offer would receive shares of the Corporation’s common stock with a value less (and possibly significantly less) than the value of the shares of common stock such participants would receive in the absence of the Minimum Share Price limitation.
If participation in the Exchange Offer is low because of the application of the Minimum Share Price, the Exchange Offer will not increase the amount of the Corporation’s Tier 1 common equity as much as it would have been increased if participation had been high. As stated in the prospectus, this could result in the Corporation taking a number of further actions to preserve or increase Tier 1 common equity. One highly probable action is a suspension of distributions on the trust preferred securities that, once suspended, are unlikely to be resumed for a number of years.
In connection with the Exchange Offer, at the Corporation’s request, the U.S. Treasury has agreed to exchange all $935 million of its outstanding shares of Series C Preferred Stock of the Corporation for $935 million of newly issued trust preferred securities (the “New Trust Preferred Securities”). The New Trust Preferred Securities will have a distribution rate of 5% until December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the Series C Preferred Stock). The sole asset and only source of funds to make payments on the New Trust Preferred Securities will be perpetual junior subordinated indebtedness issued by the Corporation to the new trust. The Corporation expects to complete the exchange with the U.S. Treasury promptly following the completion of the Exchange Offer. The Corporation’s agreement with the U.S. Treasury to exchange the Series C Preferred Stock into newly issued trust preferred securities is subject to certain closing conditions, including the completion of the Exchange Offer and related transactions causing the increase in the Corporation’s Tier 1 common equity described in the prospectus for the Exchange Offer and the completion of definitive documentation acceptable to the U.S. Treasury.
The Corporation has filed a registration statement (including a prospectus and related Exchange Offer materials) with the SEC for the Exchange Offer.
For further discussion of these and other matters related to the Corporation, its capital needs and the Exchange Offer, refer to the prospectus and other documents the Corporation has filed with the Securities and Exchange Commission (“SEC”) related to the Exchange Offer, including the “Risk Factors” section in the prospectus and the risk factors captioned “Even if we complete the Exchange Offer, without a high level of participation, we will not realize the intended goal of substantially increasing Tier 1 common equity” and “If the Exchange Offer is successful, there may no longer be a trading market for the shares of Preferred Stock or Trust Preferred Securities and the price for shares of Preferred Stock or Trust Preferred Securities may be depressed” of the prospectus.
This Form 10-Q is not an offer to sell or purchase or an offer to exchange or a solicitation of acceptance of an offer to sell or purchase or offer to exchange, which may be made only pursuant to the terms of the prospectus and related letter of transmittal, as applicable.
DISCONTINUED OPERATIONS
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings in 2008 by selling substantially all assets and closing service branches and other units.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of June 30, 2009 and December 31, 2008 and as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Prior periods presented in the consolidated statement of operations, as well as note disclosures covering income and expense amounts included in the accompanying notes to the consolidated financial statements, were retrospectively adjusted for comparative purposes. The consolidated statement of condition and related amounts in the notes to the consolidated financial statements as of June 30, 2008 do not reflect the reclassification of PFH’s assets / liabilities to discontinued operations.
Total assets of the PFH discontinued operations amounted to $3 million as of June 30, 2009, compared to $13 million as of December 31, 2008. PFH’s total assets amounted to $2.0 billion as of June 30, 2008, principally consisting of $1.2 billion in loans, of which $0.8 billion were accounted at fair value pursuant to SFAS No. 159, and $354 million in deferred tax assets, $300 million in servicing advances and related assets, and $56 million in mortgage servicing rights. As disclosed in the 2008 Annual Report, the Corporation substantially sold these loan portfolios and servicing related assets in late 2008. As of June 30, 2008, all loans and borrowings recognized at fair value pursuant to SFAS No. 159 pertained to the discontinued operations of PFH.
Assets held by the PFH discontinued operations as of June 30, 2009 consisted principally of $1 million in loans measured at fair value with an unpaid principal balance of $10 million. Liabilities from discontinued operations as of June 30, 2009 amounted to approximately $14 million, which primarily consisted of indemnity and representation and warranty reserves associated to loans sold to third-parties under certain sales agreements.
The following table provides financial information for the discontinued operations for the quarter and six months ended June 30, 2009 and 2008.

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2009	2008	2009	2008

Net interest income	—	$7.6	$0.9	$29.0
Provision for loan losses	—	1.5	—	8.5
Non-interest (loss) income	$(5.5)	(42.2)	(3.7)	1.0
Operating expenses	1.0	17.4	7.0	66.6

Pre-tax loss from discontinued operations	(6.5)	(53.5)	(9.8)	(45.1)
Income tax expense (benefit)	0.1	(18.6)	6.7	(14.2)

Loss from discontinued operations, net of tax	$(6.6)	$(34.9)	$(16.5)	$(30.9)

Management implemented a series of actions in 2008 to downsize and eventually discontinue the PFH operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced execution in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans. The PFH Branch Network Restructuring Plan was completed.
The following section provides information on the PFH Discontinuance Restructuring plan, which is substantially complete as the company transferred the servicing of the loan portfolios of its affiliated company, E-LOAN, to a third-party in June 2009. PFH continues to employ 69 FTEs that are primarily retained for a transition period. Additional restructuring costs could be incurred during 2009 associated to personnel costs and lease terminations, but these are not expected to be significant to the Corporation’s results of operations.
PFH Discontinuance Restructuring Plan
During the quarter and six months ended June 30, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Quarter ended		Six months ended
(In thousands)	June 30, 2009		June 30, 2009

Personnel costs	$86	(a)	$981	(a)

Total restructuring costs	$86		$981

(a)	Severance, retention bonuses and other benefits

As of June 30, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended:
March 31, 2009	—	895	895
June 30, 2009	—	86	86

Total	$3,916	$5,105	$9,021

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations.
The following table presents the activity in the accrued balances for the PFH Discontinuance Plan during 2009.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$3,428
Charges in the quarter ended March 31, 2009	895
Cash payments	(1,711)

Balance at March 31, 2009	$2,612
Charges in the quarter ended June 30, 2009	86
Cash payments	(1,235)

Balance as of June 30, 2009	$1,463

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Non-performing assets
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table L. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2008 Annual Report.
TABLE L
Non-Performing Assets

					$ Variance			$ Variance
					June 30,			June 30,
				As a	2009		As a	2009
		As a percentage		percentage	Vs.		percentage	Vs.
	June 30,	of loans HIP (1)	December 31,	of loans HIP (1)	December 31,	June 30,	of loans HIP (1)	June 30,
(Dollars in thousands)	2009 (2)	by category	2008 (2)	by category	2008	2008 (3)	by category	2008

Commercial	$686,150	5.2%	$464,802	3.4%	$221,348	$390,181	2.8%	$295,969
Construction	767,029	37.7	319,438	14.4	447,591	216,374	10.3	550,655
Lease financing	11,825	1.6	11,345	1.5	480	11,393	1.0	432
Mortgage	441,773	9.9	338,961	7.6	102,812	242,104	5.2	199,669
Consumer	71,413	1.7	68,263	1.5	3,150	63,319	1.3	8,094

Total non-performing loans	1,978,190	8.0%	1,202,809	4.7%	775,381	923,371	3.5%	1,054,819
Other real estate	105,553		89,721		15,832	102,809		2,744

Total non-performing assets	$2,083,743		$1,292,530		$791,213	$1,026,180		$1,057,563

Accruing loans past due 90 days or more	$180,730		$150,545		$30,185	$114,834		$65,896

Non-performing assets to total assets	5.71%		3.32%			2.46%
Allowance for loan losses to loans held- in-portfolio	4.66		3.43			2.47
Allowance for loan losses to non-performing assets	55.01		68.30			63.61
Allowance for loan losses to non-performing loans	57.94		73.40			70.69

(1)	HIP = “held-in-portfolio”

(2)	Amounts as of June 30, 2009 and December 31, 2008 exclude assets from discontinued operations. Non-performing loans and other real estate from discontinued operations amounted to $0.8 million and $0.5 million, respectively, as of June 30, 2009, and $3 million and $0.9 million, respectively, as of December 31, 2008.

(3)	Non-performing loans and other real estate assets pertaining to the discontinued operations, which amounted to $151 million and $31 million, respectively, are included in the amounts disclosed as of June 30, 2008. Non-performing loans measured at fair value pursuant to SFAS No. 159, which amounted to $110 million as of June 30, 2008, are excluded from the amounts disclosed as of June 30, 2008.

Non-performing assets attributable to the continuing operations totaled $2.1 billion as of June 30, 2009, compared with $1.3 billion as of December 31, 2008. The increase in non-performing assets from December 31, 2008 to June 30, 2009 was primarily related to increases in commercial and construction loans. Non-performing commercial and construction loans increased from December 31, 2008 to June 30, 2009 primarily in the BPPR reportable segment by $493 million and in the Banco Popular North America reportable segment by $176 million.
The increase in non-performing commercial loans from December 31, 2008 to June 30, 2009 resulted from the continuing downturn in the U.S. economy and the recessionary economy in Puerto Rico that is now in its fourth year. The percentage of non-performing commercial loans to commercial loans held-in-portfolio rose from 3.4% as of December 31, 2008 to 5.2% as of June 30, 2009. Non-performing commercial loans increased from December 31, 2008 to June 30, 2009 primarily in the BPPR reportable segment by $122 million and in the Banco Popular North America reportable segment by $99 million. There were 6 commercial loan relationships greater than $10 million in non-accrual status as of June 30, 2009, compared with 2 commercial loan relationships as of December 31, 2008.

Non-performing construction loans increased $448 million from the end of 2008 to June 30, 2009 primarily in the BPPR reportable segment by $371 million and in the Banco Popular North America reportable segment by $77 million. There were 22 construction loan relationships greater than $10 million in non-accrual status as of June 30, 2009, mostly related to the Puerto Rico operations, compared with 6 as of December 31, 2008. Some of the construction non-performing credits in Puerto Rico were judgmentally considered impaired for SFAS No. 114 purposes in previous quarters and specific reserves were recorded in prior periods, as deemed necessary. Construction loans considered impaired under the Corporation’s criteria for SFAS No. 114 amounted to $782 million as of June 30, 2009, compared with $375 million as of December 31, 2008. The specific reserves for impaired construction loans amounted to $198 million as of June 30, 2009 and $120 million as of December 31, 2008. The construction loans in non-performing status are primarily residential real estate construction loans which have been adversely impacted by general market economic conditions, decreases in property values, oversupply in certain areas and reduced absorption rates. In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of the allowance for loan losses.
Non-performing mortgage loans held-in-portfolio increased $103 million from December 31, 2008 to June 30, 2009, mainly in the BPPR reportable segment by $66 million and in the Banco Popular North America reportable segment by $37 million. Although the Puerto Rico’s mortgage portfolio reported higher non-performing loans, the net charge-off experience during 2009 has remained at a low level. Mortgage loans net charge-offs in the BPPR reportable segment for the quarter and six months ended June 30, 2009 amounted to $1.0 million and $3.0 million, respectively. The BPPR reportable segment’s mortgage loan portfolio averaged approximately $2.7 billion for the six months ended June 30, 2009. The higher level of non-performing residential mortgage loans in the U.S. mainland operations was principally attributed to Banco Popular North America’s non-conventional mortgage business. BPNA’s non-conventional mortgage loan portfolio outstanding as of June 30, 2009 approximated $1.1 billion. As indicated in the Restructuring Plans section of this MD&A, the Corporation is no longer originating non-conventional mortgage loans at BPNA during 2009. This portfolio reported a total of $140 million worth of loan modifications as of June 30, 2009, which were considered trouble debt restructurings (“TDR”) since they involved granting a concession to borrowers under financial difficulties. Although SFAS No. 114 excludes large groups of smaller-balance homogenous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDR. These TDR mortgage loans were evaluated for impairment resulting in a reserve of $30 million at June 30, 2009. Mortgage loans net charge-offs in the Banco Popular North America reportable segment amounted to $23.7 million for the quarter ended June 30, 2009 and $52.8 million for the six months ended June 30, 2009, an increase of $14.3 million and $34.9 million, respectively, compared to the results for the same periods of the previous year. This increase was related to the slowdown in the United States housing sector.
Other real estate, which represents real estate property acquired through foreclosure, increased by $16 million from December 31, 2008 to June 30, 2009. This increase was principally due to an increase in the BPPR reportable segment by $25 million, partially offset by a decrease of $9 million in other real estate pertaining to the Banco Popular North America reportable segment mainly driven by sales of properties. Notwithstanding, with the slowdown in the housing market, there is a continued economic deterioration in certain geographic areas, which also has a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of units on hand.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option to purchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.

In addition to the non-performing loans included in Table L, there were $202 million of performing loans as of June 30, 2009, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. As of December 31, 2008 and June 30, 2008, these potential problem loans approximated $206 million and $150 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off.
Allowance for Loan Losses
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors.
The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data to include when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurement, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.
The methodology used to establish the allowance for loan losses is based on the accounting guidance set forth in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) and Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”).
SFAS No. 5 provides for the recognition of a loss allowance for groups of homogeneous loans. During this quarter, the Corporation enhanced the SFAS No. 5 assessment by establishing a more granular segmentation of loans with similar risk characteristics, reducing the historical base loss periods employed, and strengthening the analysis pertaining to the environmental factors considered. The determination of the allowance for loan losses under SFAS No. 5 is based on historical net loss rates (including SFAS No. 114 losses) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The environmental factors, which include credit and economic indicators, are assessed to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. For subprime mortgage loans, the allowance for loan losses is established to cover at least one year of projected losses which are inherent in these portfolios.
Under SFAS No. 114, up to December 31, 2008, the Corporation defined as impaired loans those commercial borrowers with outstanding debt of $250,000 or more and with interest and /or principal 90 days or more past due. Also, specific commercial borrowers with outstanding debt of over $500,000 and over were deemed impaired when, based on current information and events, management considered that it was probable that the debtor would be unable to pay all amounts due according to the contractual terms of the loan agreement. Effective January 1, 2009, the Corporation continues to apply the same definition except that it prospectively increased the threshold of outstanding debt to $1,000,000 for the identification of newly impaired commercial and construction loans. Although SFAS No. 114 excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered troubled debt restructurings be analyzed under its provisions.
An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is generally obtained from appraisals. The Corporation periodically requires updated appraisal reports for loans that are considered impaired under SFAS No. 114. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired for SFAS No. 114 purposes.
Table M summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters and six months ended June 30, 2009 and 2008.
TABLE M
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six months ended June 30,
(Dollars in thousands)	2009		2008		Variance	2009		2008		Variance

Balance at beginning of period	$1,057,125		$579,379		$477,746	$882,807		$548,832		$333,975
Provision for loan losses	349,444		189,165		160,279	721,973		350,401		371,572

	1,406,569		768,544		638,025	1,604,780		899,233		705,547

Losses charged to the allowance:
Commercial	74,809		44,004		30,805	123,636		75,150		48,486
Construction	76,687		5,190		71,497	121,495		5,190		116,305
Lease financing	5,203		5,362		(159)	11,149		10,994		155
Mortgage	25,170		9,730		15,440	56,763		18,936		37,827
Consumer	92,693		60,344		32,349	176,091		116,855		59,236

	274,562		124,630		149,932	489,134		227,125		262,009

Recoveries:
Commercial	4,931		3,632		1,299	12,422		6,484		5,938
Construction	153		—		153	153		—		153
Lease financing	1,083		804		279	2,071		1,506		565
Mortgage	537		90		447	982		247		735
Consumer	7,528		6,966		562	14,965		13,139		1,826

	14,232		11,492		2,740	30,593		21,376		9,217

Net loans charged-off:
Commercial	69,878		40,372		29,506	111,214		68,666		42,548
Construction	76,534		5,190		71,344	121,342		5,190		116,152
Lease financing	4,120		4,558		(438)	9,078		9,488		(410)
Mortgage	24,633		9,640		14,993	55,781		18,689		37,092
Consumer	85,165		53,378		31,787	161,126		103,716		57,410

	260,330		113,138		147,192	458,541		205,749		252,792

Write-downs related to loans transferred to loans held-for-sale	—		675		(675)	—		3,617		(3,617)
Change in allowance for loan losses from discontinued operations (1)	—		(2,001)		2,001	—		(37,137)		37,137

Balance at end of period	$1,146,239		$652,730		$493,509	$1,146,239		$652,730		$493,509

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	4.19%		1.73%			3.65%		1.57%
Provision for loan losses to annualized net charge-offs	1.34	x	1.67	x		1.57	x	1.70	x

(1)	A negative amount represents lower provision for loan losses recorded during the period compared to net charge-offs.

Table N presents annualized net charge-offs to average loans held-in-portfolio for the quarters and six months ended June 30, 2009 and 2008 by loan category.
TABLE N

Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Commercial	2.11%	1.18%	1.66%	1.01%
Construction	14.46	1.02	11.25	0.52
Lease financing	2.25	1.65	2.49	1.72
Mortgage	2.27	0.85	2.55	0.82
Consumer	7.73	4.41	7.17	4.24

	4.19%	1.73%	3.65%	1.57%

Credit quality performance has continued to be under pressure during 2009. More generally, all of the Corporation’s loan portfolios have been affected by the sustained deterioration of the economic conditions affecting the markets in which the Corporation operates, including higher unemployment levels, unprecedented reduced absorption rates of new housing units and declines in property values.
The increase in construction loans net charge-offs for the quarter ended June 30, 2009, compared with the same quarter in the previous year, was related to the Corporation’s Puerto Rico and U.S. mainland operations which continue to experience credit deterioration trends that had a particular impact in the construction sector as a result of unprecedented reduced absorption levels. The most significant reserves for impaired loans recorded during the second quarter of 2009 pertain to particular construction borrowers, mainly in BPPR. The construction loans net charge-offs for the BPPR operations amounted to $48 million for the quarter and $72 million for the six months ended June 30, 2009, while for BPNA these amounts were $29 million and $49 million, respectively. Construction net charge-offs recorded during the second quarter of 2009 were mainly related to credits with specific reserves established in prior quarters pursuant to SFAS No. 114 evaluations. Management has identified construction loans considered impaired under SFAS No. 114 and established specific reserves based on the value of the collateral.
The increase in commercial loans net charge-offs for the quarter ended June 30, 2009, compared to the same quarter in the previous year, was mostly associated with the deteriorated economic conditions reflected across all industry sectors. The Banco Popular North America reportable segment had a ratio of annualized commercial loans net charge-offs to average commercial loans held-in-portfolio of 1.92% for the second quarter of 2009, compared with 0.48% for the same quarter in the previous year. The ratio of annualized commercial loans net charge-offs to average commercial loans held-in-portfolio in the BPPR reportable segment was 2.27% for the quarter ended June 30, 2009, compared to 1.71% for the second quarter of 2008.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio for the continuing operations increased primarily in the U.S. mainland operations. The Banco Popular North America reportable segment reported a ratio of annualized mortgage loans net charge-offs to average mortgage loans held-in-portfolio of 5.85% for the second quarter of 2009, compared with 2.18% for the same quarter in the previous year. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. The general level of property values in the U.S. mainland, as measured by several indexes widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values affect the credit quality of the Corporation’s U.S. mainland mortgage loan portfolio because the value of the homes underlying the loans is the primary source of repayment in the event of foreclosure. As indicated in the Restructuring Plans section of this MD&A, the Corporation is no longer originating non-conventional mortgage loans at BPNA. Mortgage loans net charge-offs in the BPPR reportable segment have remained at a low level, amounting to $1 million for the second quarter of 2009, compared to net charge-offs of $0.3 million in the same quarter of the previous year. The slowdown in the housing sector in Puerto Rico has increased pressure on home prices and reduced sale activity. The ratio of annualized mortgage loans net charge-offs to average mortgage loans held-in-portfolio in the BPPR reportable segment was 0.14% for the quarter ended June 30, 2009, compared with 0.04% for the same quarter in the previous year. BPPR’s mortgage loans are primarily fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Moreover, the Puerto Rico housing market has not seen the dramatic decline in housing prices that is affecting some regions in the U.S. mainland. Deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans. However, BPPR’s net charge-off experience to date remains low.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose mostly due to higher delinquencies in the U.S. mainland. Consumer loans net charge-offs in the BPNA reportable segment rose for the quarter ended June 30, 2009, when compared with the same quarter in the previous year, by $20 million. The ratio of annualized consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular North America reportable segment was 14.10% for the quarter ended June 30, 2009, compared to 6.08% for the second quarter of 2008. This increase was principally related to home equity lines of credit and second lien mortgage loans, which are categorized by the Corporation as consumer loans. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage. The deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs. E-LOAN represented approximately $17.4 million of the increase in the net charge-offs in consumer loans held-in-portfolio for the BPNA reportable segment. E-LOAN has ceased originating these types of loans. Consumer loans net charge-offs in the BPPR reportable segment rose for the quarter ended June 30, 2009, when compared with the same quarter in the previous year, by $12.0 million. The ratio of annualized consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPPR reportable segment was 5.50% for the quarter ended June 30, 2009, compared with 3.76% for the same quarter of 2008.
Similar factors influenced the variances in net charge-offs for the six months ended June 30, 2009 when compared with the same period in the previous year.
The allowance for loan losses increased from December 31, 2008 to June 30, 2009 by $263 million. The allowance for loan losses represented 4.66% of loans held-in-portfolio at June 30, 2009, compared with 3.43% at December 31, 2008. The increase from December 31, 2008 to June 30, 2009 was mainly attributed to reserves for construction loans due to the continued deterioration of the economic and housing market conditions in Puerto Rico, and also in the U.S. mainland. Credit deterioration trends have been reflected across all industry sectors, but have been most noticeable in the residential construction market as a result of unprecedented reductions in absorption levels. The most significant reserves for impaired loans during 2009 pertain to particular construction borrowers, mainly in BPPR. Also, the Corporation recorded higher reserves to cover inherent losses in the home equity lines of credit portfolios of the U.S. mainland operations. The persistent declines in residential real estate values, combined with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have resulted in higher delinquencies and losses in these U.S. mainland portfolios.
During the quarter ended June 30, 2009, the Corporation recorded $129 million in provision for loans classified as impaired under SFAS No. 114. As of June 30, 2009, there were $1.4 billion of SFAS No. 114 impaired loans with a related specific allowance for loan losses of $313 million, compared with impaired loans of $898 million and a specific allowance of $195 million as of December 31, 2008.
In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of allowance for loan losses. Management has increased the allowance for loan losses in the construction sector mainly through specific reserves for the loans considered impaired under SFAS No. 114. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in some cases, declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loans during recent quarters.

The Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2009, December 31, 2008 and June 30, 2008 were:

	June 30, 2009		December 31, 2008		June 30, 2008
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$1,034.4	$313.1	$664.9	$194.7	$435.4	$123.1
No valuation allowance required	410.5	—	232.7	—	212.4	—

Total impaired loans	$1,444.9	$313.1	$897.6	$194.7	$647.8	$123.1

With respect to the $411 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required as of June 30, 2009, management followed SFAS No. 114 guidance. As prescribed by SFAS No. 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $411 million impaired commercial loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of June 30, 2009.
Average impaired loans during the second quarter of 2009 and 2008 were $1.3 billion and $549 million, respectively. The Corporation recognized interest income on impaired loans of $2.7 million and $2.0 million for the quarters ended June 30, 2009 and 2008.

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of June 30, 2009 by loan category and by whether the allowance and related provisions were calculated individually pursuant the requirements of SFAS No. 114 or through a general valuation allowance in accordance with the provisions of SFAS No. 5:
TABLE O

Composition of the Allowance for Loan Losses by Category

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

SFAS No. 114 – Specific ALLL	$85,608	$197,898	—	$29,584	—	$313,090
SFAS No. 114 impaired loans	$522,678	$781,910	—	$140,299	—	$1,444,887
SFAS No. 114 ALLL to SFAS No. 114 impaired loans	16.38%	25.31%	—	21.09%	—	21.67%

SFAS No. 5 – General ALLL	$239,004	$145,910	$29,934	$102,331	$315,970	$833,149
Loans held-in-portfolio, excluding SFAS. No 114 impaired loans	$12,555,829	$1,251,537	$730,396	$4,304,199	$4,319,214	$23,161,175
SFAS No. 5 ALLL to loans held-in-portfolio, excluding SFAS. No 114 impaired loans	1.90%	11.66%	4.10%	2.38%	7.32%	3.60%

Total ALLL	$324,612	$343,808	$29,934	$131,915	$315,970	$1,146,239
Total loans held-in-portfolio	$13,078,507	$2,033,447	$730,396	$4,444,498	$4,319,214	$24,606,062
ALLL to loans held-in-portfolio	2.48%	16.91%	4.10%	2.97%	7.32%	4.66%

The existing adverse economic conditions are expected to persist at least through 2009, thus it is likely that the Corporation will continue to experience heightened credit losses, additional significant provisions for loan losses, an increased allowance for loan losses and higher levels of non-performing assets. While management believes that the Corporation’s allowance for loan losses was adequate at June 30, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States.
Management has acted to help mitigate future credit costs by implementing the following loss-mitigation measures during 2009:
•	substantially increased resources at the commercial and construction loan divisions for credit management;
•	revised credit standards, adjusted underwriting criteria and reduced risk exposures;
•	enhanced collection tools and strategies to mitigate losses focusing on early detection;
•	modified over $140 million in non-conventional mortgages in the U.S. mainland operations (as of June 30, 2009); and
•	consolidated the Puerto Rico consumer finance operations into retail business.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $7.2 billion as of June 30, 2009, $7.1 billion as of December 31, 2008, and $7.7 billion as of June 30, 2008. Commercial letters of credit and stand-by letters of credit amounted to $18 million and $168 million, respectively, as of June 30, 2009; $19 million and $181 million, respectively, as of December 31, 2008; and

$21 million and $163 million as of June 30, 2008. In addition, the Corporation has commitments to originate mortgage loans amounting to $59 million as of June 30, 2009, $71 million as of December 31, 2008 and $163 million as of June 30, 2008.
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
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Island”) and the Island’s economy has been deteriorating for several years.
This decline in the Island’s economy has resulted in, among other things, a downturn in the Corporation’s loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in its construction loan portfolio, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of its loans and loan servicing portfolio, all of which have adversely affected Popular’s profitability. If the decline in economic activity continues, there could be further adverse effects on the Corporation’s profitability.
The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.0 billion or over 30% of its annual budget. It continues to review alternatives for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public-sector employment through layoffs of employees. It has been reported that the Commonwealth of Puerto Rico government could layoff as many as 30,000 employees, with approximately 8,000 employee layoffs taking place in early June 2009. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle.
The economy of Puerto Rico is sensitive to the price of oil in the global market. The Island does not have significant mass transit available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy of Puerto Rico, by reducing disposable income and increasing the operating costs of most businesses and the government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
The level of real estate prices in Puerto Rico has been more stable than in other U.S. markets, but the current economic environment and future developments in Puerto Rico and the mainland U.S. could further pressure residential property values. Lower real estate values could increase loan delinquencies, impairments, foreclosures and the cost of repossessing and disposing of real estate collateral.
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
As of June 30, 2009, the Corporation had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million are uncommitted lines of credit. Of these total credit facilities granted, $858 million in loans were outstanding as of June 30, 2009. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of June 30, 2009, the Corporation had outstanding $382 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $359 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $45 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade. At June 30, 2009, the Puerto Rico Commonwealth Appropriation Bonds represented approximately $5 million in unrealized losses in the Corporation’s portfolio of investment securities available-for-sale. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary.
As further detailed in Notes 6 and 7 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by Ginnie Mae. In addition, $226 million of residential mortgages and $405 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2009.
FAIR VALUE MEASUREMENT
The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy as required by SFAS No. 157, and the level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. No significant degree of judgment for these valuations is needed, as they are based on quoted prices that are readily available in an active market.
•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.
•	Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best available information, which might include the Corporation’s own data such as internally- developed models and discounted cash flow analyses. Assessments with respect to assumptions that market participants would use are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.
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
Refer to Note 12 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by SFAS No. 157. As of June 30, 2009, approximately $7.5 billion, or 94%, of the assets from continuing operations measured at fair value on a recurring basis, used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The remaining 6% were classified as Level 3 since their valuation methodology considered significant unobservable inputs. Additionally, the Corporation’s continuing operations reported $628 million of financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2009, all of which were classified as Level 3 in the hierarchy. Also, commencing in January 2009, the Corporation adopted the provisions of SFAS No. 157 for nonfinancial assets, particularly impacting other real estate. Nonfinancial assets from continuing operations reported under the guidelines of SFAS No. 157 amounted to $58 million as of June 30, 2009.
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
FSP FAS 157-4 addresses measuring fair value in situations where markets are inactive and transactions are not orderly. Transactions or quoted prices for assets and liabilities may not be determinative of fair value when transactions are not orderly and thus may require adjustments to estimate fair value in accordance with SFAS No. 157. Price quotes based on transactions that are not orderly should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value and the weight given is based on facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly. The adoption of FSP FAS 157-4 in the second quarter of 2009 did not have a significant impact on the Corporation’s financial condition or results of operations.
There were no significant changes in the Corporation’s valuation methodologies as of June 30, 2009 when compared with December 31, 2008. Refer to Note 12 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the principal assets and liabilities measured at fair value as of June 30, 2009.

Trading Account Securities and Investment Securities Available-for-Sale
As of June 30, 2009, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $7.7 billion and represented 97% of the Corporation’s assets from continuing operations measured at fair value on a recurring basis. At June 30, 2009, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $10 million and $53 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified under the Level 2 category. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent only 4% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
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
Primary pricing sources were thoroughly evaluated for their consideration of current market conditions, including the relative liquidity of the market, and if pricing methodology rely, to the extent possible, on observable market and trade data. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing provider relies on specific information, including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument.
The pricing methodology and approach of our primary pricing service providers are consistent with general market convention. When trade data is not available, pricing service providers rely on available market quotes and on their models. If for any reason, the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended June 30, 2009, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. Substantially all investment securities available-for-sale are priced with primary pricing service providers and are validated by an alternate pricing source with the exception of GNMA Puerto Rico Serials, which are priced using a local demand price matrix prepared from local dealer quotes, and other local investments, such as corporate securities, and local mutual funds priced by local dealers. During the quarter ended June 30, 2009, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are exchange-traded, such as futures and options, or are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives are classified as Level 2. Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and the Corporation’s own credit standing. The non-performance risk is determined using internally-developed models that consider the collateral held, the remaining term, and the creditworthiness of the entity that bears the risk, and uses available public data or internally-developed data related to current spreads that denote their probability of default. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $4.2 million negative adjustment as a result of the credit risk of the counterparty as of June 30, 2009. On the other hand, derivative liabilities include a $1.2 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of June 30, 2009.
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
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2008 Annual Report were the same as those applied by the Corporation as of June 30, 2009.
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
The Corporation usually runs its net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2010. Under a 200 basis points rising rate scenario, projected net interest income increases by $55.5 million, while under a 400 basis points rising rate scenario, projected net interest income increased by $114.2 million. These scenarios were compared against the Corporation’s flat interest rates forecast. Given the fact that as of June 30, 2009, some market interest rates were close to zero, management has focused on measuring the risk on net interest income on rising rate scenarios.

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
EVE is estimated on a monthly basis and shock scenarios are prepared on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. As previously mentioned, given the low levels of current market rates, the Corporation will focus on measuring the risk in a rising rate scenario. Minimum EVE ratio limits, expressed as EVE as a percentage of total assets, have been established for base case and shock scenarios. In addition, management has also defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of June 30, 2009, the Corporation was in compliance with these limits.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of June 30, 2009 and December 31, 2008, the Corporation had approximately $40 million and $39 million, respectively, in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.
LIQUIDITY
For a financial institution, such as the Corporation, liquidity risk refers to the probability of the institution not generating enough cash from either assets or liabilities to meet its obligations when they become due, without incurring material losses. Cash requirements for a financial institution are primarily made up of deposit withdrawals, contractual loan funding, the repayment of borrowings as they mature and the ability to fund new and existing investments as opportunities arise. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if markets on which it depends are subject to temporary disruptions. The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations; finance expected future growth and maintains a reasonable safety margin for cash commitments under both normal and stressed market conditions.
Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007, although they have been improving in recent months as evidenced by the contraction in credit spreads and increases in issuance volumes in the capital markets. Also, the myriad funding programs introduced by the U.S. Government have been helpful in restoring more normal market conditions. Disrupted market conditions have increased our liquidity risk exposure due primarily to increased risk aversion on the part of traditional credit providers. While the Corporation’s management has implemented various strategies to reduce that exposure, such as reducing substantially our use of short-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non-banking subsidiaries, a resurgence of substantial market stress could negatively influence the availability of credit to us, as well as its cost.

Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $26.9 billion, and funding 74% of the Corporation’s total assets as of June 30, 2009.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. These borrowings consisted primarily of FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 14 to the consolidated financial statements for the composition of the Corporation’s borrowings as of June 30, 2009. Also, refer to Note 17 to the consolidated financial statements for the Corporation’s involvement in certain commitments and guarantees as of June 30, 2009.
Federal funds purchased and assets sold under agreements to repurchase as of June 30, 2009 presented a reduction of $610 million compared with December 31, 2008, principally in repurchase agreements which declined by $465 million. This decline was associated in part to the lower volume of investment securities.
Other than as described above and the repayment of $798 million in term notes during the six months ended June 30, 2009, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2008.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, collateralized borrowings and, to a lesser extent, loan sales. The principal uses of funds for the banking subsidiaries include loan and investment portfolio growth, repayment of obligations as they become due, operational needs and in the case of BPPR, dividend payments to the holding company. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“Fed”), and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities. Borrowings from the FHLB or the Fed discount window require the Corporation to post securities or whole loans as collateral. The banking subsidiaries must maintain their FHLB memberships to continue accessing this source of funding.
The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results and credit ratings (by nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits or the rate it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings. During the quarter, the rating agencies downgraded the ratings of the Corporation and its banking subsidiaries. The impact of the downgrades on our ability to attract and retain deposits has not been material to date.
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of June 30, 2009, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $2.0 billion based on assets pledged with the FHLB at that date, compared with $2.2 billion as of December 31, 2008. Outstanding borrowings under these credit facilities totaled $1.1 billion as of June 30, 2009 and December 31, 2008. Such advances are collateralized by securities and mortgage and other loans, do not have restrictive covenants and do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information.
As of June 30, 2009, the banking subsidiaries had a borrowing capacity at the Fed discount window of approximately $2.5 billion, which remained unused as of that date. This compares to a borrowing capacity at the Fed discount window of $3.4 billion as of December 31, 2008, which was unused at that date. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this line is dependent upon the balance of loans and securities pledged as collateral. The reduction in the borrowing capacity at the Fed discount window from December 31, 2008 to June 30, 2009 was principally due to a market-wide reduction by the Fed on the lendable values of certain types of deposited loans based on assumptions regarding their average risk characteristics, and an increase in delinquent loans.
As of June 30, 2009, management believes that the banking subsidiaries had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends paid by banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings. The principal uses of these funds include the repayment of maturing debt, dividend payments to shareholders and subsidiary funding through capital or debt.
Banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. As of June 30, 2009, BPPR could have declared a dividend of approximately $77 million without the approval of the Federal Reserve Board. As of June 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. mainland subsidiaries. Refer to Note 26 to the consolidated financial statements for information on the amount of dividends BPPR could have declared to its parent company as of June 30, 2009 without the approval of the Federal Reserve Board. Due to limitations resulting from lower earnings in 2009 in the Puerto Rico operations, management expects that dividends from BPPR to the Corporation’s holding company will be significantly lower than those received in previous years.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America and Popular International Bank, Inc.) have in the past borrowed in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more difficult to obtain and costly due to disrupted market conditions and the reductions in the Corporation’s credit ratings. The cash needs of non-banking subsidiaries other than to repay indebtedness are now minimal given that the PFH business was discontinued.
A principal use of liquidity at the BHC is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary have required the BHCs to contribute capital to ensure it meets regulatory guidelines for “well-capitalized” institutions. In the event that additional capital contributions were necessary, management believes that the BHCs currently have enough liquidity sources to meet potential capital needs from BPNA in the ordinary course of business.
Given the weakened economy, current market conditions, and our recent credit rating downgrades, which are described below, there is no assurance that the BHC will, if it chooses to do so, be able to obtain new borrowings or additional equity from external investors. However, the BHCs liquidity position continues to be adequate with sufficient cash on hand or marketable securities easily convertible to cash and other sources of liquidity which are expected to be enough to meet all BHCs obligations due through 2010.
Risks to Liquidity
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007, although conditions in recent months have improved. Even though the Corporation’s management has implemented various strategies to reduce that exposure, such as reducing our usage of short-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non banking subsidiaries, continued market stress could negatively influence the availability of credit to us, as well as its cost.
Recent reductions of our credit ratings by the rating agencies could also affect our ability to borrow funds, and could substantially raise the cost of our borrowings. Some of the Corporation’s borrowings have “rating triggers” that call for an increase in their interest rate in the event of a rating downgrade. In addition, changes in our ratings could lead creditors and business counterparties to raise the collateral requirements, which could reduce our ability to raise financing. Refer to Part II – Other Information, Item 1A-Risk Factors for additional information.
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a further or deepening of the economic recession in Puerto Rico, the credit quality of the Corporation could be further affected and result in higher credit costs. The substantial integration of Puerto

Rico with the U.S. mainland economy may also complicate the impact of a recession in Puerto Rico, as the U.S. recession underway, concurrently with a slowdown in Puerto Rico, may make a recovery in the local economic cycle more challenging. This was experienced in 2008 and the first half of 2009 and is expected for the foreseeable future. The economy in Puerto Rico is experiencing its fourth year of a recessionary cycle.
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
Credit ratings of Popular’s debt obligations are an important factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Credit ratings of the Corporation or any of its subsidiaries at a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. As a result of the recent downgrades, the cost of borrowing funds in the institutional market is expected to increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
The Corporation’s ratings and outlook as of June 30, 2009 are presented in the table below.

As of June 30, 2009
Popular, Inc.
	Short-term	Long-term	Preferred
	debt	debt	stock	Outlook

Fitch	B	B	C	Negative
Moody’s	W/R	Ba1	Ca	Negative
S&P	B	BB-	C	Negative

W/R — withdrawn

In their June 2009 reports, the three rating agencies downgraded the Corporation’s credit ratings following the announcement of the suspension of dividends on the Corporation’s common stock and Series A and Series B preferred stock, and of the exchange offer to raise common equity. The S&P’s report indicated that “these actions reflect increasing pressures on the company’s capital position, operating performance, and liquidity.” Based on S&P’s report, the downgrade also reflects “expectations for continued bottom-line losses stemming from increased credit losses and the associated pressures on capital ratios.” If credit quality deteriorates beyond their expectations, S&P could lower the ratings further. Moody’s said “the downgrades were prompted by increased credit concerns and the challenges Popular faces in raising its planned amount of common equity.” Moody’s also addressed in its report “the asset quality challenges currently faced by Popular.” Any of the rating agencies could change their ratings of the Corporation or the ratings outlook at any time without previous notice.
The Corporation’s debt and preferred stock ratings are currently rated “non-investment” grade by the rating agencies. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if the company were to attempt to issue preferred stock or debt securities in the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.

The banking subsidiaries do not use unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings. Their main funding sources are deposits and secured borrowings. At the BHCs, the volume of capital market borrowings has declined substantially, as the nonbanking lending businesses it had historically funded have been shut down and outstanding unsecured senior debt has been paid down.
The Corporation has $350 million in senior debt issued by the bank holding companies with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades affected by the rating agencies during the second quarter of 2009, the cost of this senior debt increased prospectively by 225 basis points, which represents an increase in the annual interest expense on the particular debt of approximately $7.9 million. Refer to Note 14 to the consolidated financial statements for details on the terms of this senior debt. This debt was also adjusted by 50 basis points in January 2009 when the three rating agencies announced downgrades in Popular’s senior debt ratings. No other outstanding borrowings have rate or maturity triggers associated with credit ratings. The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings.
Some of the Corporation’s derivative instruments include ratings triggers that permit counterparties to either request additional collateral or terminate the agreements with them based on credit ratings. The fair value of derivative positions (a liability position) subject to rating triggers that could accelerate their maturity was approximately $72 million as of June 30, 2009. None of the derivative agreements impacted by the rating downgrades were terminated by the counterparties as of June 30, 2009. The Corporation has provided collateral as required to cover net liability positions with counterparties.
In addition, servicing and custodial agreements that the Corporation is party to with third parties, including the Federal National Mortgage Association, or FNMA, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. Based on the Corporation’s failure to maintain an investment grade rating, those third parties have the right to require the Corporation to increase collateral levels, engage a substitute custodian and/or terminate their agreements with the Corporation. The termination of those agreements or the inability to realize servicing income for the Corporation’s businesses could have an adverse effect on those businesses. The Corporation has adequate collateral to meet any existing collateral requirements thus far and expects that it would be able to meet the requirements of the counterparties.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and August 10, 2009, five putative class actions and one derivative claim were filed in the United States District Court for the District of Puerto Rico, against Popular, Inc. and certain of its directors and officers. Two of the class actions (Hoff v. Popular, Inc., et al. and Otero v. Popular, Inc., et al.) purport to be on behalf of purchasers of our securities between January 23, 2008 and January 22, 2009 and allege that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading. The Otero action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading in connection with the offering of the Series B Preferred Stock in May 2008. These securities class action complaints seek class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. These two actions have now been consolidated. The remaining class actions (Walsh v. Popular, Inc. et al.; Montanez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.) purport to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan between January 23, 2008 and the dates of the complaints to recover losses pursuant to Sections 409, 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (ERISA) against the Corporation, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The complaints allege that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaints seek to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys fees. These ERISA actions have now been consolidated. The derivative claim (Garcia v. Carrion, et al.) is brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleges breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaint seeks a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to our results of operations.
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

====================================================================================================================================

RISKS RELATING TO OUR BUSINESS
Our financial results for the second quarter and our financial condition continued to be affected by the deterioration in the credit quality of our portfolio and economic conditions affecting the markets in which we operate.
The credit quality of our portfolio continues to deteriorate and had an adverse effect on our financial results for the period ended June 30, 2009 and our financial condition as of June 30, 2009. Continued adverse changes in the economy and negative trends in employment and property values in the markets in which we operate, which are described more fully below, continue to have an adverse effect on our provision for loan losses. We will continue to evaluate our allowance for loan losses and may be required to increase such amounts, perhaps substantially.
Among other factors, an increase in our allowance for loan losses would result in a reduction in the amount of our tangible common equity. Given the focus on tangible common equity by regulatory authorities, rating agencies and the market, we may be required to raise additional capital through the issuance of additional common stock in future periods to replace that common equity. An increase in our capital through an issuance of Common Stock in our current Exchange Offer could have a dilutive effect on the existing holders of our Common Stock, including holders receiving Common Stock in the Exchange Offer, and adversely affect its market price.
During the first and second quarters of 2009, our overall credit quality continued to be affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, unprecedented reduced absorption rates of new housing units and declines in property values.
As set forth under “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-Performing Assets” in this Form 10-Q for the quarter ended June 30, 2009, our credit quality performance has continued to be under pressure during 2009 with economic concerns including higher unemployment levels, unprecedented reduced absorption rates of new housing units and declines in property values. Non-performing assets increased by $791 million at June 30, 2009 as compared to December 31, 2008 and by $1.1 billion as compared to June 30, 2008. The allowance for loan losses of $1.1 billion at June 30, 2009 was 4.66% of period-end loans held-in-portfolio, as compared to 3.43% of period-end loans held-in-portfolio on December 31, 2008 and 2.47% of period-end loans held-in-portfolio on June 30, 2008.
The main factor driving our net losses in the first two quarters of 2009 has been the increasing credit costs from several segments of our loan portfolio. Persistent adverse changes in the economy and negative trends in employment levels and property values in the markets in which we operate have continued to negatively affect our provision for loan losses in the second quarter of 2009. The existing adverse economic conditions are expected to persist at least through 2009, thus it is likely that we will continue to experience heightened credit losses, additional significant provisions for loan losses, an increased allowance for loan losses and higher levels of non-performing assets.
The imposition of additional property tax payments in Puerto Rico may further deteriorate the Corporation’s commercial, consumer and mortgage loan portfolios.
On March 9, 2009 the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act”). The Act, as amended, imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Act) and commercial purposes, and payable to the Puerto Rico Treasury Department. The 0.591% will be computed based on the taxable value of such properties for purposes of the “Centro de Recaudacion de Ingresos Municipales” (“CRIM”). This temporary measure will be effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in the Corporation’s delinquency and foreclosures rates.
Our business depends on the creditworthiness of our customers and the value of the assets securing our loans.
If the credit quality of the customer base materially decreases or if the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, liquidity, capital and results of operations could be adversely affected. While we believe that our allowance for loan losses was adequate at June 30, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued

adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.
Recent actions by the rating agencies have raised the cost of our borrowings, which could affect our ability to borrow in the future and may have other adverse effects on our business.
Recent actions by the rating agencies have raised the cost of our borrowings. Borrowings amounting to $350 million have “ratings triggers” that call for an increase in their interest rate in the event of a ratings downgrade. For example, as a result of rating downgrades effected by the major rating agencies in April and June 2009, the cost of servicing $350 million of our senior debt increased by an additional 225 basis points.
The Corporation’s debt and preferred stock ratings are currently rated “non-investment” grade by the rating agencies. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue preferred stock or debt securities in the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
In addition, changes in our ratings have affected and could continue to affect our relationships with some creditors and business counterparties. For example, many of our hedging transactions include ratings triggers that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our hedging transactions could create additional costs for our businesses. In addition, servicing and custodial agreements that we are party to with third parties, including the Federal National Mortgage Association, or FNMA, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. Based on our failure to maintain an investment grade rating, those third parties have the right to require us to increase collateral levels, engage a substitute custodian and/or terminate their agreements with us. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.
Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operations, liquidity or stock price.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced last fall and the new Capital Assistance Program (“CAP”) announced this spring, further steps taken include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. Most recently, on June 17, 2009, the Administration released a financial regulatory reform plan that would, if enacted, represent the most sweeping reform of financial regulation and financial services since the 1930s.
These programs and proposals subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our Common Stock. The Administration’s financial reform plan would, if enacted, further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
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
In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. In February 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of assessable deposits on insured institutions on June 30, 2009, which would be collected on September 30, 2009. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that will impose a special assessment of 5 cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter 2009 risk-based capital assessment. This special assessment will apply to us and resulted in a $16.7 million expense in our second quarter of 2009.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or our capital position is further impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Our expenses for the quarter ending June 30, 2009 were significantly and adversely affected by these increased premiums. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.
Weakness in the economy and in the real estate market in the geographic footprint of Popular has adversely impacted and may continue to adversely impact Popular.
A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Island”) and the Island’s economy has been deteriorating.
This decline in the Island’s economy has resulted in, among other things, a downturn in our loan originations; an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction loan portfolio; an increase in the rate of foreclosure loss on mortgage loans; and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the decline in economic activity continues, there could be further adverse effects on our profitability.
The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.0 billion or over 30% of its annual budget. It continues to review alternatives for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public-sector employment through layoffs of employees. It has been reported that the Commonwealth of Puerto Rico government could layoff as many as 30,000 employees, with approximately 8,000 employee layoffs taking place in early June 2009. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle.
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
The level of real estate prices in Puerto Rico have historically been more stable than in other U.S. markets, but the current economic environment and future developments in Puerto Rico and the mainland U.S. could further pressure residential property values. Lower real estate values could increase loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.
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
RISKS RELATED TO THE FUTURE ISSUANCE OF A SIGNIFICANT AMOUNT OF OUR COMMON STOCK AND DILUTION OF HOLDERS OF OUR COMMON STOCK
Additional assistance from the U.S. Government may further dilute existing holders of our Common Stock, including participants in the Exchange Offer.
In December 2008, Popular issued approximately $935 million in shares of cumulative preferred stock together with a warrant to purchase up to approximately 21 million shares of our Common Stock at an exercise price of $6.70 per share to the United States Treasury (“U.S. Treasury”). The current Exchange Offer does not involve any additional investment in Popular by the U.S. Treasury or the U.S. Government. Notwithstanding that, there may be new regulatory requirements or standards or additional U.S. Government programs or requirements or losses in the future that could result in, or require, additional equity issuances. Such further equity issuances would further dilute the existing holders of our Common Stock (including participants in the current Exchange Offer) perhaps significantly.
Although not currently contemplated, we could obtain Tier 1 common equity by exchanging (with the approval of the U.S. Treasury) a number of shares of the Series C Preferred Stock we issued to the U.S. Treasury under the CPP (or New Trust Preferred Securities that we issue in exchange for those shares of Series C Preferred Stock) for shares of mandatory convertible preferred stock issued under the CAP or for Common Stock or another common equivalent security that the U.S. Treasury otherwise agrees to purchase, directly or indirectly. Such an exchange could also involve the issuance of additional warrants to the U.S. Treasury to purchase additional shares of our common stock as contemplated by the published terms of the CAP. The issuance of additional shares of our Common Stock or common equivalent securities in future equity offerings, to the U.S. Treasury under the CAP or otherwise, or as a result of the exercise of the warrant the U.S. Treasury holds, will dilute the ownership interest of our existing common stockholders and could also involve U.S. Government constraints on our operations.
Additional issuances of Common Stock or securities convertible into Common Stock may further dilute existing holders of our Common Stock.
We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of our Common Stock, securities convertible into or exchangeable for shares of our Common Stock, or common-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Depending on our capital needs, we may make such a determination in the near future or in subsequent periods. The market price of our Common Stock could decline as a result of this offering or other offerings, as well as other sales of a large block of shares of our Common Stock or similar securities in the market thereafter, or the perception that such sales could occur. We may need to increase our authorized capital in order to raise such equity capital.
If holders of our Preferred Stock and Trust Preferred Securities do not participate in the current Exchange Offer in sufficient amounts in the near future, we may have to increase our Tier 1 common equity through other means, including through asset sales or by raising capital privately or issuing mandatory convertible preferred stock and related warrants to the U.S. Treasury, which could further dilute the existing holders of our Common Stock, including participants in the Exchange Offer.
In addition, such additional equity issuances would reduce any earnings available to the holders of our Common Stock and the return thereon unless our earnings increase correspondingly. We cannot predict the timing or size of future equity issuances, if any, or the effect that they may have on the market price of our Common Stock. The issuance of substantial amounts of equity, or the perception that such issuances may occur, could adversely affect the market price of our Common Stock.

The market price of our Common Stock may be subject to continued significant fluctuations and volatility.
The stock markets have recently experienced high levels of volatility. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our Common Stock. In addition, the market price of our Common Stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or further decline. Factors that could cause fluctuations, volatility or further decline in the market price of our Common Stock, many of which could be beyond our control, include the following:
•	changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors;
•	changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us, including those relating to the current financial crisis and global economic downturn and those that may be specifically directed to us;
•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets;
•	the departure of key personnel;
•	changes in the credit, mortgage and real estate markets;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	operating and stock price performance of companies that investors deem comparable to us; and
•	market assessments as to whether and when the current Exchange Offer will be consummated.
The Exchange Offer will result in a substantial amount of our Common Stock entering the market, which could adversely affect the market price of our Common Stock.
As of June 30, 2009, we had approximately 282 million shares of our Common Stock outstanding. Following consummation of the Exchange Offer, assuming the Exchange Offer is fully subscribed, this figure will increase to approximately 672 million shares of our Common Stock. The issuance of such a large number of shares of our Common Stock in such a short period of time will significantly reduce earnings per common share and could adversely affect the market price of our Common Stock.
The price of our Common Stock is depressed and may not recover.
The price of our Common Stock has declined significantly from a closing price of $13.02 on May 1, 2008, to a closing price of $1.36 on August 7, 2009. Our stock price may never recover to prior levels or to any particular level.

Dividends on our Common Stock have been suspended and you may not receive funds in connection with your investment in our Common Stock without selling your shares of our Common Stock.
Holders of our Common Stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We have announced the suspension of dividend payments on our Common Stock and Preferred Stock. As a consequence, we will be unable to pay dividends on our Common Stock unless and until we resume payments of dividends on our Preferred Stock. Furthermore, prior to December 5, 2011, unless we have redeemed all of the Series C Preferred Stock (or any successor security) or the U.S. Treasury has transferred all of the Series C Preferred Stock (or any successor security) to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.08 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. This could adversely affect the market price of our Common Stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.
In addition, the terms of our outstanding junior subordinated debt securities held by each Trust that has issued Trust Preferred Securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our Common Stock, or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Accordingly, you may have to sell some or all of your shares of our Common Stock in order to generate cash flow from your investment. You may not realize a gain on your investment when you sell the Common Stock and may lose the entire amount of your investment.
Offerings of debt, which would be senior to our Common Stock upon liquidation, and/or preferred equity securities, which may be senior to our Common Stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our Common Stock.
We may attempt to increase our capital resources or, if our or the capital ratios of our banking subsidiaries fall below the required minimums, we or our banking subsidiaries could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Common Stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both. Our board of directors is authorized to waive the preemptive rights otherwise provided in our Certificate of Incorporation.
Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our Common Stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred shares in the future that have a preference over our Common Stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the Common Stock, the rights of holders of our Common Stock or the market price of our Common Stock could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2009 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

April 1 – April 30	—	—	—	8,568,931
May 1 – May 31	185,312	3.54	185,312	8,441,584
June 1 – June 30	—	—	—	8,440,932

Total June 30, 2009	185,312	3.54	185,312	8,440,932

(a)	Includes shares forfeited.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Popular, Inc. was held on May 1, 2009. A quorum was obtained with 249,316,823 shares represented in person or by proxy, which represented approximately 88.39% of all votes eligible to be cast at the meeting.
The matters submitted to a vote of security holders and the results of the voting on each of the proposals are set forth below.
Proposal 1: To elect three (3) directors assigned to “Class 1” of the Board of Directors of the Corporation for a three-year term:

Nominees	Votes For	Votes Against

Juan J. Bermúdez	219,520,103	29,796,720
Richard L. Carrión	217,873,421	31,443,402
Francisco M. Rexach Jr.	203,249,729	46,067,094
The following directors were not up for reelection and continued to hold office after the meeting: Michael J. Masin, Manuel Morales Jr., José R. Vizcarrondo, María Luisa Ferré, Frederic V. Salerno and William J. Teuber Jr.
Proposal 2: To amend Article Fifth of the Certificate of Incorporation to increase the authorized number of shares of common stock, par value $6 per share, from 470,000,000 to 700,000,000:

In favor:	223,787,355
Against:	22,155,988
Abstain:	3,373,479
Proposal 3: To amend Article Fifth of the Certificate of Incorporation of the Corporation to decrease the par value of the Common Stock of the Corporation from $6 per share to $0.01 per share:

In favor:	222,022,388
Against:	22,088,300
Abstain:	5,206,133

Proposal 4: To provide an advisory vote related to the Corporation’s executive compensation program:

In favor:	233,198,966
Against:	11,563,888
Abstain:	4,253,969
Proposal 5: To ratify the selection of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2009:

In favor:	237,580,685
Against:	8,808,538
Abstain:	2,927,599
Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: August 10, 2009	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 10, 2009	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller