Form 10-Q
period 2009-09-30
POPULAR INC
filed 2009-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
Commission File Number: 000-34084
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
     ☐ Yes           ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes           ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 639,540,105 shares outstanding as of November 5, 2009.

POPULAR, INC.
INDEX

Forward-Looking Information
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the ”Corporation”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;
•	changes in interest rates, as well as the magnitude of such changes;
•	the fiscal and monetary policies of the federal government and its agencies;
•	changes in federal bank regulatory and supervisory policies, including required levels of capital;
•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;
•	the performance of the stock and bond markets;
•	competition in the financial services industry;
•	possible legislative, tax or regulatory changes; and
•	difficulties in combining the operations of acquired entities.
Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.
All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and other than as required by law, including the requirements of applicable securities laws, we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2009	2008	2008

ASSETS
Cash and due from banks	$606,861	$784,987	$1,183,997

Money market investments:
Federal funds sold	140,635	214,990	173,330
Securities purchased under agreements to resell	325,178	304,228	121,613
Time deposits with other banks	633,010	275,436	14,554

	1,098,823	794,654	309,497

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,432,720	3,031,137	3,256,348
Other investment securities available-for-sale	4,560,571	4,893,350	4,312,394
Investment securities held-to-maturity, at amortized cost (fair value as of September 30, 2009 - $210,913; December 31, 2008 - $290,134; September 30, 2008 - $716,430)	212,950	294,747	719,832
Other investment securities, at lower of cost or realizable value (realizable value as of September 30, 2009 - $176,286; December 31, 2008 - $255,830; September 30, 2008 - $273,836)	174,943	217,667	229,158
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	386,478	562,795	390,181
Other trading securities	59,890	83,108	54,217
Loans held-for-sale measured at lower of cost or fair value	75,447	536,058	245,134

Loans held-in-portfolio	24,512,966	25,857,237	26,519,805
Less — Unearned income	116,897	124,364	183,770
Allowance for loan losses	1,207,401	882,807	726,480

	23,188,668	24,850,066	25,609,555

Premises and equipment, net	589,592	620,807	620,469
Other real estate	129,485	89,721	72,605
Accrued income receivable	131,745	156,227	197,549
Servicing assets (at fair value on September 30, 2009 - $180,335; December 31, 2008 - $176,034; September 30, 2008 - $127,827)	183,376	180,306	132,484
Other assets (See Note 9)	1,153,680	1,115,597	1,412,219
Goodwill	606,508	605,792	608,172
Other intangible assets	46,067	53,163	67,662
Assets from discontinued operations (See Note 3)	—	12,587	968,669

	$35,637,804	$38,882,769	$40,390,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,281,817	$4,293,553	$4,065,720
Interest bearing	22,101,081	23,256,652	23,845,677

	26,382,898	27,550,205	27,911,397
Federal funds purchased and assets sold under agreements to repurchase	2,807,891	3,551,608	3,730,039
Other short-term borrowings	3,077	4,934	507,011
Notes payable	2,649,821	3,386,763	4,242,487
Other liabilities	1,051,661	1,096,338	811,362
Liabilities from discontinued operations (See Note 3)	—	24,557	180,373

	32,895,348	35,614,405	37,382,669

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding as of September 30, 2009 (December 31, 2008 - 24,410,000; September 30, 2008 - 23,475,000) (aggregate liquidation preference value September 30, 2009 - $50,160; December 31, 2008 - $1,521,875; September 30, 2008 - $586,875)(See Notes 15 and 17)	50,160	1,483,525	586,875
Common stock, $0.01 par value as of September 30, 2009 ($6.00 as of December 31, 2008 and September 30, 2008); 700,000,000 shares authorized as of September 30, 2009 (470,000,000 as of December 31, 2008 and September 30, 2008); 639,544,895 shares issued (December 31, 2008 - 295,632,080; September 30, 2008 - 295,335,063) and 639,541,515 outstanding (December 31, 2008 - 282,004,713; September 30, 2008 - 281,708,260)	6,395	1,773,792	1,772,010
Surplus	2,794,660	621,879	564,021
(Accumulated deficit) retained earnings	(69,525)	(374,488)	384,062
Accumulated other comprehensive loss, net of tax of ($57,302) (December 31, 2008 - ($24,771); September 30, 2008 - ($22,374))	(39,223)	(28,829)	(91,983)
Treasury stock — at cost, 3,380 shares as of September 30, 2009 (December 31, 2008 - 13,627,367 shares; September 30, 2008 - 13,626,803 shares)	(11)	(207,515)	(207,512)

	2,742,456	3,268,364	3,007,473

	$35,637,804	$38,882,769	$40,390,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2009	2008	2009	2008

INTEREST INCOME:
Loans	$371,366	$457,905	$1,155,378	$1,421,937
Money market investments	1,510	3,447	7,024	13,651
Investment securities	74,360	84,790	223,661	261,649
Trading account securities	7,227	9,339	28,638	35,344

	454,463	555,481	1,414,701	1,732,581

INTEREST EXPENSE:
Deposits	118,941	165,611	395,432	528,596
Short-term borrowings	16,142	37,233	53,476	137,824
Long-term debt	42,991	28,355	133,858	75,823

	178,074	231,199	582,766	742,243

Net interest income	276,389	324,282	831,935	990,338
Provision for loan losses	331,063	252,160	1,053,036	602,561

Net interest income after provision for loan losses	(54,674)	72,122	(221,101)	387,777
Service charges on deposit accounts	54,208	52,433	161,412	155,319
Other service fees (See Note 20)	97,614	95,302	298,584	306,649
Net (loss) gain on sale and valuation adjustments of investment securities	(9,059)	(9,132)	220,792	69,430
Trading account profit	7,579	6,669	31,241	38,547
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(8,728)	6,522	(35,994)	25,696
Other operating income	18,430	36,134	44,579	92,836

	105,370	260,050	499,513	1,076,254

OPERATING EXPENSES:
Personnel costs:
Salaries	102,822	118,948	315,224	360,963
Pension and other benefits	27,725	29,282	96,820	98,552

	130,547	148,230	412,044	459,515
Net occupancy expenses	28,269	26,510	80,734	81,218
Equipment expenses	24,983	26,305	76,289	84,312
Other taxes	13,109	13,301	39,369	39,905
Professional fees	28,694	31,780	80,643	88,964
Communications	11,902	12,574	36,115	38,137
Business promotion	8,905	16,216	26,761	51,064
Printing and supplies	2,857	3,269	8,664	10,763
FDIC deposit insurance	16,506	4,625	61,954	9,237
Gain on early extinguishment of debt	(79,304)	—	(79,304)	—
Other operating expenses	31,753	36,139	104,955	104,485
Amortization of intangibles	2,379	3,966	7,218	8,948

	220,600	322,915	855,442	976,548

(Loss) income from continuing operations before income tax	(115,230)	(62,865)	(355,929)	99,706
Income tax expense (benefit)	6,331	148,308	(15,209)	152,467

Loss from continuing operations	(121,561)	(211,173)	(340,720)	(52,761)
Loss from discontinued operations, net of income tax	(3,427)	(457,370)	(19,972)	(488,242)

NET LOSS	$(124,988)	$(668,543)	$(360,692)	$(541,003)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK (See Note 18)	$595,614	$(679,772)	$310,604	$(561,213)

EARNINGS (LOSSES) PER COMMON SHARE — BASIC AND DILUTED: (See Note 18)
Earnings (losses) from continuing operations	$1.41	$(0.79)	$1.00	$(0.27)
Losses from discontinued operations	(0.01)	(1.63)	(0.06)	(1.73)

Net earnings (losses) per common share	$1.40	$(2.42)	$0.94	$(2.00)

DIVIDENDS DECLARED PER COMMON SHARE	—	$0.08	$0.02	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2009	2008

Preferred stock:
Balance at beginning of year	$1,483,525	$186,875
Issuance of preferred stock	—	400,000
Exchange of Series A and B preferred stock	(536,715)	—
Exchange of Series C preferred stock	(901,165)	—
Accretion of Series C preferred stock discount	4,515	—

Balance at end of period	50,160	586,875

Common stock:
Balance at beginning of year	1,773,792	1,761,908
Common stock issued in exchange of Series A and B preferred stock	1,717	—
Common stock issued in connection with early extinguishment of debt (exchange of trust preferred securities for common stock)	1,858	—
Common stock issued under the Dividend Reinvestment Plan	—	10,102
Treasury stock retired	(81,583)	—
Change in par value (from $6.00 to $0.01)	(1,689,389)	—

Balance at end of period	6,395	1,772,010

Surplus:
Balance at beginning of year	621,879	568,184
Common stock issued in exchange of Series A and B preferred stock	291,974	—
Common stock issued in connection with early extinguishment of debt (exchange of trust preferred securities for common stock)	315,794	—
Issuance costs related to exchange of Series A and B preferred stock and trust preferred securities	(11,618)	—
Issuance costs of Series A and B preferred stock	12,636	—
Common stock issued under the Dividend Reinvestment Plan	—	5,072
Issuance cost of preferred stock	—	(10,065)
Stock options expense on unexercised options, net of forfeitures	162	830
Treasury stock retired	(125,556)	—
Change in par value (from $6.00 to $0.01)	1,689,389	—

Balance at end of period	2,794,660	564,021

(Accumulated deficit) retained earnings:
Balance at beginning of year	(374,488)	1,319,467
Net loss	(360,692)	(541,003)
Excess of carrying amount of Series A and B preferred stock exchanged over fair value of new shares of common stock	230,388	—
Excess of carrying amount of Series C preferred stock exchanged over fair value of new trust preferred securities	485,280	—
Cumulative effect of accounting change — adoption of fair value option	—	(261,831)
Cash dividends declared on common stock	(5,641)	(112,361)
Cash dividends declared on preferred stock	(39,857)	(20,210)
Accretion of preferred stock discount — 2008 Series C preferred stock	(4,515)	—

Balance at end of period	(69,525)	384,062

Accumulated other comprehensive loss:
Balance at beginning of year	(28,829)	(46,812)
Other comprehensive loss, net of tax	(10,394)	(45,171)

Balance at end of period	(39,223)	(91,983)

	Nine months ended September 30,
(In thousands)	2009	2008

Treasury stock — at cost:
Balance at beginning of year	(207,515)	(207,740)
Purchase of common stock	(13)	(358)
Reissuance of common stock	378	586
Treasury stock retired	207,139	—

Balance at end of period	(11)	(207,512)

Total stockholders’ equity	$2,742,456	$3,007,473

Disclosure of changes in number of shares:

	September 30,	December 31,	September 30,
	2009	2008	2008

Preferred Stock:
Balance at beginning of year	24,410,000	7,475,000	7,475,000
Shares issued — (2008 Series B)	—	16,000,000	16,000,000
Shares issued — (2008 Series C)	—	935,000	—
Preferred stock — Series A and B exchanged for common stock	(21,468,609)	—	—
Preferred stock — Series C exchanged for trust preferred securities	(935,000)	—	—

Balance at end of period	2,006,391	24,410,000	23,475,000

Common Stock — Issued:
Balance at beginning of year	295,632,080	293,651,398	293,651,398
Issued under the Dividend Reinvestment Plan	—	1,980,682	1,683,665
Treasury stock retired	(13,597,261)	—	—
Shares issued in exchange of Series A and B preferred stock and early extinguishment of debt (exchange of trust preferred securities for common stock)	357,510,076	—	—

Balance at end of period	639,544,895	295,632,080	295,335,063

Treasury stock	(3,380)	(13,627,367)	(13,626,803)

Common Stock — outstanding	639,541,515	282,004,713	281,708,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Net loss	$(124,988)	$(668,543)	$(360,692)	$(541,003)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,360)	(1,690)	(2,117)	(2,882)
Adjustment of pension and postretirement benefit plans	3,128	(36)	66,223	(110)
Unrealized holding gains (losses) on securities available-for-sale arising during the period	82,934	(13,611)	63,535	(36,048)
Reclassification adjustment for losses (gains) included in net (loss) income	3,688	11,704	(173,868)	(14,669)
Unrealized net (losses) gains on cash flow hedges	(995)	947	(2,618)	(1,160)
Reclassification adjustment for losses included in net (loss) income	37	1,169	5,920	2,762

	87,432	(1,517)	(42,925)	(52,107)
Income tax (expense) benefit	(9,955)	(18)	32,531	6,936

Total other comprehensive income (loss), net of tax	77,477	(1,535)	(10,394)	(45,171)

Comprehensive loss, net of tax	$(47,511)	$(670,078)	$(371,086)	$(586,174)

Tax Effects Allocated to Each Component of Other Comprehensive (Loss) Income:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Underfunding of pension and postretirement benefit plans	$(1,272)	—	$(24,055)	—
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(9,137)	$1,694	(5,844)	$5,374
Reclassification adjustment for losses (gains) included in net (loss) income	81	(959)	62,790	2,165
Unrealized net (losses) gains on cash flows hedges	388	(297)	1,021	478
Reclassification adjustment for losses included in net (loss) income	(15)	(456)	(1,381)	(1,081)

Income tax (expense) benefit	$(9,955)	$(18)	$32,531	$6,936

Disclosure of accumulated other comprehensive loss:

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Foreign currency translation adjustment	$(41,185)	$(39,068)	$(37,470)

Underfunding of pension and postretirement benefit plans	(193,986)	(260,209)	(51,249)
Tax effect	75,586	99,641	20,108

Net of tax amount	(118,400)	(160,568)	(31,141)

Unrealized gains (losses) on securities available-for-sale	139,641	249,974	(23,625)
Tax effect	(18,672)	(75,618)	1,589

Net of tax amount	120,969	174,356	(22,036)

Unrealized losses on cash flows hedges	(995)	(4,297)	(2,013)
Tax effect	388	748	677

Net of tax amount	(607)	(3,549)	(1,336)

Accumulated other comprehensive loss, net of tax	$(39,223)	$(28,829)	$(91,983)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(360,692)	$(541,003)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	49,033	55,233
Provision for loan losses	1,053,036	621,552
Amortization of intangibles	7,218	8,948
Amortization and fair value adjustments of servicing assets	17,598	53,679
Amortization of discount on junior subordinated debentures	1,948	—
Net gain on sale and valuation adjustments of investment securities	(220,792)	(64,010)
(Gains) losses from changes in fair value related to instruments measured at fair value pursuant to the fair value option	(1,674)	179,482
Net loss (gain) on disposition of premises and equipment	1,696	(23,643)
Net loss on sale of loans and valuation adjustments on loans held-for-sale	41,202	54,527
Gain on early extinguishment of debt	(79,304)	—
Net amortization of premiums and accretion of discounts on investments	13,169	16,034
Net amortization of premiums and deferred loan origination fees and costs	35,496	40,650
Fair value adjustment of other assets held-for-sale	—	103,702
Earnings from investments under the equity method	(14,307)	(6,899)
Stock options expense	162	830
Deferred income taxes, net of valuation	(76,444)	72,261
Net disbursements on loans held-for-sale	(919,719)	(2,000,449)
Acquisitions of loans held-for-sale	(280,243)	(268,718)
Proceeds from sale of loans held-for-sale	65,258	1,289,738
Net decrease in trading securities	1,302,093	1,604,345
Net decrease in accrued income receivable	24,935	8,194
Net decrease (increase) in other assets	26,935	(245,990)
Net decrease in interest payable	(57,763)	(49,180)
Net increase in postretirement benefit obligation	3,652	1,810
Net increase (decrease) in other liabilities	65,431	(35,120)

Total adjustments	1,058,616	1,416,976

Net cash provided by operating activities	697,924	875,973

Cash flows from investing activities:
Net (increase) decrease in money market investments	(304,169)	697,215
Purchases of investment securities:
Available-for-sale	(4,105,915)	(3,875,390)
Held-to-maturity	(54,562)	(4,958,286)
Other	(36,601)	(166,641)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,261,801	2,377,740
Held-to-maturity	136,535	4,724,818
Other	62,480	154,067
Proceeds from sale of investment securities available-for-sale	3,825,502	2,444,509
Proceeds from sale of other investment securities	52,294	49,341
Net repayments (disbursements) on loans	666,618	(976,109)
Proceeds from sale of loans	325,414	1,984,860
Acquisition of loan portfolios	(37,965)	(4,505)
Mortgage servicing rights purchased	(1,029)	(3,628)
Acquisition of premises and equipment	(55,625)	(112,196)
Proceeds from sale of premises and equipment	36,105	49,366
Proceeds from sale of foreclosed assets	107,720	87,280

Net cash provided by investing activities	1,878,603	2,472,441

	Nine months ended September 30,
(In thousands)	2009	2008

Cash flows from financing activities:
Net decrease in deposits	(1,167,108)	(400,901)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(743,717)	(1,707,225)
Net decrease in other short-term borrowings	(1,857)	(994,969)
Payments of notes payable	(807,002)	(1,312,938)
Proceeds from issuance of notes payable	61,100	1,182,917
Dividends paid	(71,438)	(154,877)
Proceeds from issuance of common stock	—	15,174
Proceeds from issuance of preferred stock	—	389,935
Issuance costs and fees paid on exchange of preferred stock and trust preferred securities	(24,618)	—
Treasury stock acquired	(13)	(358)

Net cash used in financing activities	(2,754,653)	(2,983,242)

Net (decrease) increase in cash and due from banks	(178,126)	365,172
Cash and due from banks at beginning of period	784,987	818,825

Cash and due from banks at end of period	$606,861	$1,183,997

Note: The Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 include the cash flows from operating, investing and financing activities associated with discontinued operations.
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
Note 10 — Derivative Instruments and Hedging
Note 11 — Goodwill and Other Intangible Assets
Note 12 — Fair Value Measurement
Note 13 — Fair Value of Financial Instruments
Note 14 — Borrowings
Note 15 — Exchange Offers
Note 16 — Trust Preferred Securities
Note 17 — Stockholders’ Equity
Note 18 — Earnings (Losses) per Common Share
Note 19 — Commitments, Contingencies and Guarantees
Note 20 — Other Service Fees
Note 21 — Pension and Postretirement Benefits
Note 22 — Restructuring Plans
Note 23 — Income Taxes
Note 24 — Stock-Based Compensation
Note 25 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 26 — Segment Reporting
Note 27 — Subsequent Event
Note 28 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 26 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
The statement of condition data as of December 31, 2008 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of September 30, 2009, December 31, 2008 and September 30, 2008 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2008, included in the Corporation’s 2008 Annual Report. The Corporation’s Form 10-K filed on March 2, 2009 incorporates by reference the 2008 Annual Report.
Note 2 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
The FASB Accounting Standards Codification (“ASC”)
Effective July 1, 2009, the ASC became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC is non-authoritative. The Corporation’s policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the notes of the Corporation’s financial statements have been changed to the appropriate section of the ASC.

Business Combinations (ASC Topic 805) (formerly SFAS No. 141-R)
In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply this guidance to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, these provisions will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. This guidance on business combinations has not had a material effect on the consolidated financial statements of the Corporation as of September 30, 2009.
Noncontrolling Interests in Consolidated Financial Statements (ASC Subtopic 810-10) (formerly SFAS No. 160)
In December 2007, the FASB issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, it requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities (ASC Subtopic 815-10) (formerly SFAS No. 161)
In March 2008, the FASB issued an amendment for disclosures about derivative instruments and hedging activities. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. The standard was adopted by the Corporation in the first quarter of 2009. Refer to Note 10 to the consolidated financial statements.
Subsequent Events (ASC Subtopic 855-10) (formerly SFAS No. 165)
In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. In connection with this Quarterly Report on Form 10-Q, the Corporation evaluated subsequent events through November 9, 2009. Refer to Note 27 for related disclosures.
Transfers of Financial Assets, SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”) (This statement has not yet been incorporated into the ASC)
In June 2009, the FASB issued SFAS No. 166, a revision of SFAS No. 140, which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and requires additional disclosures. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the requirements of this pronouncement and has not yet determined the impact, if any, which the adoption of this standard will have on the Corporation’s consolidated financial statements.

Variable Interest Entities, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) (This statement has not yet been incorporated into the ASC)
SFAS No. 167, issued in June 2009, amends the consolidating guidance applicable to variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. Management is currently evaluating the requirements of this pronouncement and has not yet determined the impact, if any, which the adoption of this standard will have on the Corporation’s consolidated financial statements.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (ASC Subtopic 860-10) (formerly FASB Staff Position FAS 140-3)
The FASB provided guidance in February 2008 on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. The guidance requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this accounting guidance is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted the statement on January 1, 2009. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements for 2009.
Determination of the Useful Life of Intangible Assets (ASC Subtopic 350-30) (formerly FASB Staff Position FAS 142-3)
In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. This guidance shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.
Equity Method Investment Accounting Considerations (ASC Subtopic 323-10) (formerly EITF 08-6)
This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. It applies to all investments accounted for under the equity method and provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for; and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance in January 2009 did not have a material impact on the Corporation’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Subtopic 715-20) (formerly FASB Staff Position FAS 132(R)-1)
This guidance requires additional disclosures in the financial statements of employers who are subject to the disclosure requirements of postretirement benefit plan assets as follows: (a) the investment allocation decision making process, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the fair value of each major category of plan assets, disclosed separately for pension plans and other postretirement benefit plans; (c) the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy in which the fair value measurements in their entirety fall; and (d) significant concentrations of risk within plan assets. Additional detailed information is required for each category above. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. The Corporation will apply the new disclosure requirements commencing with the annual financial statements for the year ended December 31, 2009. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
Recognition and Presentation of Other-Than-Temporary Impairments (ASC Subtopic 320-10) (formerly FASB Staff Position FAS 115-2 and FAS 124-2)
In April 2009, the FASB issued this guidance which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event. It specifically amends the other-than-temporary impairment guidance for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
For debt securities, an entity is required to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the accounting guidance changed the presentation and amount of the other-than-temporary impairment recognized in the statement of operations. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in the statement of operations. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
This guidance was effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. At adoption an entity was required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity did not intend to sell the security and it was not more likely than not that the entity would be required to sell the security before the anticipated recovery of its amortized cost basis.
The Corporation adopted this guidance for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The adoption of this new accounting guidance in the second quarter of 2009 did not result in a cumulative-effect adjustment as of the beginning of the period of adoption (April 1, 2009) since there were no previously recognized other-than-temporary impairments related to outstanding debt securities. Refer to Notes 6 and 7 for disclosures as of September 30, 2009.

Interim Disclosures about Fair Value of Financial Instruments (ASC Subtopic 825-10) (formerly FASB Staff Position FAS 107-1 and APB 28-1)
In April 2009, the FASB required providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Originally the fair value for these assets and liabilities was only required for year-end disclosures. The Corporation adopted this guidance effective with the financial statement disclosures for the quarter ended June 30, 2009. This guidance only impacts disclosure requirements and therefore did not have an impact on the Corporation’s financial condition or results of operations. Refer to Note 13 to the consolidated financial statements for required disclosures.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (ASC Subtopic 820-10) (formerly FASB Staff Position FAS 157-4)
This guidance, issued in April 2009, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate that a transaction is not orderly. This guidance reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820)—Measuring Liabilities at Fair Value
FASB Accounting Standards Update 2009-05, issued on August 2009, includes amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. Examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability. The adoption of this guidance was effective upon issuance and did not have a material impact on the Corporation’s consolidated financial statements.
Note 3 — Discontinued Operations
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) in 2008 by selling substantially all assets and closing service branches and other units.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of December 31, 2008 and September 30, 2008 and as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented.
Total assets of the PFH discontinued operations amounted to $13 million as of December 31, 2008 and $969 million as of September 30, 2008. Total assets of the PFH discontinued operations as of September 30, 2008 principally consisted of $626 million in loans, of which $584 million were accounted at fair value pursuant to the fair value option, $37 million in mortgage servicing rights, $280 million in servicing advances and related assets, and $26 million in residual interests and other assets. As disclosed in the 2008 Annual Report, the Corporation substantially sold these loan portfolios in late 2008. As of September 30, 2008, all loans and borrowings recognized at fair value pursuant to the fair value option pertained to the discontinued operations of PFH.

The following table provides financial information for the discontinued operations for the quarter and nine months ended September 30, 2009 and 2008.

	Quarter ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
($ in millions)	2009	2008	2009	2008

Net interest income	—	$1.6	$0.9	$30.7
Provision for loan losses	—	10.5	—	19.0
Non-interest income (loss)	$0.5	(256.4)	(3.2)	(255.4)
Operating expenses	3.8	126.3	10.9	193.0
Loss on disposition	—	(53.5)	—	(53.5)

Pre-tax loss from discontinued operations	$(3.3)	$(445.1)	$(13.2)	$(490.2)
Income tax expense (benefit)	0.1	12.2	6.8	(2.0)

Loss from discontinued operations, net of tax	$(3.4)	$(457.3)	$(20.0)	$(488.2)

Non-interest loss for the nine months ended September 30, 2009 represented primarily increases in indemnities and representation and warranty reserves associated to former sales agreements. The operating expenses related principally to personnel costs for employees under transition, attorneys’ fees and collection services.
The net loss for the discontinued operations reported for the third quarter of 2008 included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and the recording of a valuation allowance on deferred tax assets of $171.2 million.
Management implemented a series of actions in 2008 that led to the discontinuance of the PFH operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans.
PFH continues to employ 9 full-time equivalent employees (“FTEs”) that are primarily retained for a transition period. Additional costs could be incurred during 2009 associated to leased premises that are still occupied and the lease contract has not been terminated. These costs are not expected to be significant to the Corporation’s results of operations.
PFH Discontinuance Restructuring Plan
During the quarter and nine months ended September 30, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Quarter ended	Nine months ended
(In thousands)	September 30, 2009	September 30, 2009

Personnel costs	—	$981	(a)
Professional fees	$100	100
Other operating expenses	200	200

Total restructuring costs	$300	$1,281

(a)	Severance, retention bonuses and other benefits

As of September 30, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended:
March 31, 2009	—	895	895
June 30, 2009	—	86	86
September 30, 2009	—	300	300

Total	$3,916	$5,405	$9,321

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations.
The following table presents the activity in the accrued balances for the PFH Discontinuance Restructuring Plan during 2009.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$3,428
Charges during the quarter ended March 31, 2009	895
Cash payments	(1,711)

Balance as of March 31, 2009	$2,612
Charges during the quarter ended June 30, 2009	86
Cash payments	(1,235)

Balance as of June 30, 2009	$1,463
Charges during the quarter ended September 30, 2009	300
Cash payments	(514)

Balance as of September 30, 2009	$1,249

The reserve balance as of September 30, 2009 is mostly related to severance costs, which are expected to be paid substantially in the fourth quarter of 2009.
Note 4 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $705 million as of September 30, 2009 (December 31, 2008 — $684 million; September 30, 2008 — $630 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, the Corporation may be required to establish a special reserve account for the benefit of brokerage customers of its broker-dealer subsidiary, which may consist of securities segregated in the special reserve account. There were no reserve requirements as of September 30, 2009. As of September 30, 2008 and December 31, 2008 the Corporation had securities with a market value of $0.3 million. These securities were classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Regulatory Act, as of September 30, 2009, December 31, 2008, and September 30, 2008, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of September 30, 2009, December 31, 2008 and September 30, 2008, the Corporation maintained restricted cash of $2 million as collateral for the line of credit. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.

As of September 30, 2009, the Corporation maintained restricted cash of $3 million to support a letter of credit. The cash is being held in an interest-bearing money market account.
As of September 30, 2009, the Corporation had restricted cash of $2 million (December 31, 2008 and September 30, 2008 — $3 million) to support a letter of credit related to a service settlement agreement until June 2010.
As of September 30, 2009, the Corporation had $10 million in cash equivalents restricted as to usage for the potential payment of obligations contained in a loan sales agreement. This restriction expired on November 3, 2009.
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

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Investment securities available-for-sale, at fair value	$2,183,586	$2,470,591	$2,647,930
Investment securities held-to-maturity, at amortized cost	25,769	100,000	—
Loans held-for-sale measured at lower of cost or fair value	2,636	35,764	36,218
Loans held-in-portfolio	8,406,876	8,101,999	7,686,937

	$10,618,867	$10,708,354	$10,371,085

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of September 30, 2009, December 31, 2008 and September 30, 2008 were as follows:

	AS OF SEPTEMBER 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,528	$1,608	—	$31,136	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	184,261	4,176	—	188,437	3.81
After 1 to 5 years	1,377,705	71,690	—	1,449,395	3.73
After 5 to 10 years	27,812	952	—	28,764	5.01
After 10 years	26,882	800	—	27,682	5.68

	1,616,660	77,618	—	1,694,278	3.79

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5	—	—	5	3.88
After 1 to 5 years	12,375	10	$108	12,277	3.40
After 5 to 10 years	50,969	292	2,264	48,997	5.08
After 10 years	27,905	—	201	27,704	5.26

	91,254	302	2,573	88,983	4.91

Collateralized mortgage obligations — federal agencies
Within 1 year	154	1	—	155	4.08
After 1 to 5 years	3,578	109	—	3,687	4.43
After 5 to 10 years	138,044	2,578	408	140,214	2.94
After 10 years	1,438,743	26,787	11,623	1,453,907	2.98

	1,580,519	29,475	12,031	1,597,963	2.98

Collateralized mortgage obligations — private label
Within 1 year	106	—	—	106	3.39
After 5 to 10 years	23,481	14	580	22,915	2.10
After 10 years	115,763	—	11,988	103,775	2.65

	139,350	14	12,568	126,796	2.56

Mortgage-backed securities
Within 1 year	9,072	118	21	9,169	3.07
After 1 to 5 years	62,462	1,431	—	63,893	3.92
After 5 to 10 years	178,392	9,283	—	187,675	4.86
After 10 years	3,136,807	47,982	231	3,184,558	4.48

	3,386,733	58,814	252	3,445,295	4.49

Equity securities	9,606	171	937	8,840	3.39

	$6,853,650	$168,002	$28,361	$6,993,291	3.94%

	AS OF DECEMBER 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$456,551	$45,567	—	$502,118	3.83%

Obligations of U.S. Government sponsored entities
Within 1 year	123,315	2,855	—	126,170	4.46
After 1 to 5 years	4,361,775	262,184	—	4,623,959	4.07
After 5 to 10 years	27,811	1,097	—	28,908	4.96
After 10 years	26,877	1,094	—	27,971	5.68

	4,539,778	267,230	—	4,807,008	4.09

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	66	—	4,566	6.10
After 1 to 5 years	2,259	4	$6	2,257	4.95
After 5 to 10 years	67,975	232	3,269	64,938	4.77
After 10 years	29,423	46	240	29,229	5.20

	104,157	348	3,515	100,990	4.95

Collateralized mortgage obligations — federal agencies
Within 1 year	179	—	—	179	5.36
After 1 to 5 years	6,837	52	12	6,877	5.20
After 5 to 10 years	156,240	784	994	156,030	3.38
After 10 years	1,363,705	9,090	28,913	1,343,882	3.11

	1,526,961	9,926	29,919	1,506,968	3.15

Collateralized mortgage obligations — private label
Within 1 year	443	—	3	440	4.96
After 5 to 10 years	30,914	—	2,909	28,005	2.30
After 10 years	158,667	—	38,364	120,303	3.52

	190,024	—	41,276	148,748	3.32

Mortgage-backed securities
Within 1 year	18,673	46	8	18,711	3.94
After 1 to 5 years	67,570	237	150	67,657	3.86
After 5 to 10 years	116,059	3,456	226	119,289	4.85
After 10 years	635,159	11,127	3,438	642,848	5.47

	837,461	14,866	3,822	848,505	5.22

Equity securities	19,581	61	9,492	10,150	5.01

	$7,674,513	$337,998	$88,024	$7,924,487	4.01%

	AS OF SEPTEMBER 30, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$458,990	$5,219	—	$464,209	3.83%

Obligations of U.S. Government sponsored entities
Within 1 year	125,799	984	$29	126,754	4.32
After 1 to 5 years	4,385,519	27,221	9,641	4,403,099	4.07
After 5 to 10 years	27,811	128	—	27,939	4.96
After 10 years	26,875	172	—	27,047	5.68

	4,566,004	28,505	9,670	4,584,839	4.10

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	79	—	4,579	6.10
After 1 to 5 years	2,259	10	3	2,266	4.95
After 5 to 10 years	67,004	56	2,519	64,541	4.78
After 10 years	30,464	20	169	30,315	5.16

	104,227	165	2,691	101,701	4.95

Collateralized mortgage obligations — federal agencies
Within 1 year	654	2	—	656	5.15
After 1 to 5 years	4,351	6	12	4,345	5.43
After 5 to 10 years	157,176	245	1,577	155,844	4.20
After 10 years	1,221,661	1,978	23,249	1,200,390	4.10

	1,383,842	2,231	24,838	1,361,235	4.12

Collateralized mortgage obligations — private label
After 1 to 5 years	553	1	—	554	4.96
After 5 to 10 years	24,255	—	1,103	23,152	3.87
After 10 years	179,599	49	11,746	167,902	4.34

	204,407	50	12,849	191,608	4.29

Mortgage-backed securities
Within 1 year	5,518	58	—	5,576	3.90
After 1 to 5 years	89,306	425	244	89,487	3.90
After 5 to 10 years	73,110	660	876	72,894	4.80
After 10 years	687,443	4,082	8,964	682,561	5.40

	855,377	5,225	10,084	850,518	5.18

Equity securities	19,520	102	4,990	14,632	4.86

	$7,592,367	$41,497	$65,122	$7,568,742	4.23%

The following tables shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30 2009, December 31, 2008 and September 30, 2008.

	AS OF SEPTEMBER 30, 2009
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$26,465	$166	$26,299
Collateralized mortgage obligations — federal agencies	141,190	3,902	137,288
Collateralized mortgage obligations — private label	4,266	331	3,935
Mortgage-backed securities	51,719	71	51,648
Equity securities	3,328	579	2,749

	$226,968	$5,049	$221,919

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$60,530	$2,407	$58,123
Collateralized mortgage obligations — federal agencies	494,781	8,129	486,652
Collateralized mortgage obligations — private label	126,872	12,237	114,635
Mortgage-backed securities	12,130	181	11,949
Equity securities	4,197	358	3,839

	$698,510	$23,312	$675,198

		Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$86,995	$2,573	$84,422
Collateralized mortgage obligations — federal agencies	635,971	12,031	623,940
Collateralized mortgage obligations — private label	131,138	12,568	118,570
Mortgage-backed securities	63,849	252	63,597
Equity securities	7,525	937	6,588

	$925,478	$28,361	$897,117

	AS OF DECEMBER 31, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$34,795	$303	$34,492
Collateralized mortgage obligations — federal agencies	485,140	13,274	471,866
Collateralized mortgage obligations — private label	59,643	15,315	44,328
Mortgage-backed securities	109,298	676	108,622
Equity securities	19,541	9,480	10,061

	$708,417	$39,048	$669,369

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,011	$3,212	$40,799
Collateralized mortgage obligations — federal agencies	423,137	16,645	406,492
Collateralized mortgage obligations — private label	130,065	25,961	104,104
Mortgage-backed securities	206,472	3,146	203,326
Equity securities	29	12	17

	$803,714	$48,976	$754,738

		Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$78,806	$3,515	$75,291
Collateralized mortgage obligations — federal agencies	908,277	29,919	878,358
Collateralized mortgage obligations — private label	189,708	41,276	148,432
Mortgage-backed securities	315,770	3,822	311,948
Equity securities	19,570	9,492	10,078

	$1,512,131	$88,024	$1,424,107

	AS OF SEPTEMBER 30, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$1,853,632	$9,670	$1,843,962
Obligations of Puerto Rico, States and political subdivisions	50,204	453	49,751
Collateralized mortgage obligations — federal agencies	801,134	7,170	793,964
Collateralized mortgage obligations — private label	95,459	6,849	88,610
Mortgage-backed securities	257,872	2,388	255,484
Equity securities	13,880	4,980	8,900

	$3,072,181	$31,510	$3,040,671

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,011	$2,238	$41,773
Collateralized mortgage obligations — federal agencies	315,629	17,668	297,961
Collateralized mortgage obligations — private label	99,184	6,000	93,184
Mortgage-backed securities	270,609	7,696	262,913
Equity securities	29	10	19

	$729,462	$33,612	$695,850

		Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$1,853,632	$9,670	$1,843,962
Obligations of Puerto Rico, States and political subdivisions	94,215	2,691	91,524
Collateralized mortgage obligations — federal agencies	1,116,763	24,838	1,091,925
Collateralized mortgage obligations — private label	194,643	12,849	181,794
Mortgage-backed securities	528,481	10,084	518,397
Equity securities	13,909	4,990	8,919

	$3,801,643	$65,122	$3,736,521

Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than- temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. Also, for equity securities that are considered other-than-temporarily impaired, the excess of the security’s carrying value over its fair value at the evaluation date is accounted for as a loss in the results of operations. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before a forecasted recovery occurs.
As of September 30, 2009, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no material individual debt security was other-than-temporarily impaired as of such date. As of September 30, 2009, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities as of September 30, 2009. During the quarter and nine months ended September 30, 2009, the Corporation recorded $3.6 million and $10.2 million, respectively, in losses on certain equity securities considered other-than-temporarily impaired. Management has the intent and ability to hold the investments in equity securities that are at a loss position as of September 30, 2009 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized losses associated with “Obligations of Puerto Rico, States and political subdivisions” are primarily associated to approximately $54 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”). Of this total, $43 million are rated Ba1, one notch below investment grade, by Moody’s Investors Service (“Moody’s”), while Standard & Poor’s (“S&P”) rates them as investment grade. During early June, S&P Rating Services affirmed its BBB- rating on the Commonwealth of Puerto Rico general obligations and appropriation debt outstanding, which indicates S&P’s opinion that Puerto Rico’s appropriation credit profile is not speculative grade. The outlook indicated by S&P is stable. These securities will continue to be monitored as part of management’s ongoing OTTI assessments. Management expects to receive cash flows sufficient to recover the entire amortized cost basis of the securities.
The unrealized losses reported for “Collateralized mortgage obligations — federal agencies” are principally associated to CMOs that were issued by U.S. government-sponsored entities and agencies, primarily Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), institutions which the government has affirmed its commitment to support, and Government National Mortgage Association (“GNMA”), which has the full faith and credit of the U.S. Government. These collateralized mortgage obligations are rated AAA by the major rating agencies and are backed by residential mortgages. The unrealized losses in this portfolio were primarily attributable to changes in interest rates and levels of market liquidity relative to when the investment securities were purchased and not due to credit quality of the securities.
The unrealized losses associated with private-label collateralized mortgage obligations are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. As of September 30, 2009, there were no “sub-prime” or “Alt-A” securities in the Corporation’s private-label CMO portfolios. For private-label CMOs with unrealized losses as of September 30, 2009, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired as of September 30, 2009, thus management expects to recover the amortized cost basis of the securities.
All of the Corporation’s securities classified as mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily GNMA and FNMA, thus as previously expressed, have the guarantee or support of the U.S. government. These mortgage-backed securities are rated AAA by the major rating agencies and are backed by residential mortgages. Most of the mortgage-backed securities securities held as of September 30, 2009 with unrealized losses had been purchased at a premium during 2009 and although their fair values have declined, they continue to exceed the par value of the securities. The unrealized losses in this portfolio were generally attributable to changes in interest rates relative to when the investment securities were purchased and not due to credit quality of the securities.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2009 were $3.8 billion compared to $2.4 billion for the nine months ended September 30, 2008. Gross realized gains and losses on the sale of securities available-for-sale for the quarter and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Gross realized gains	$324	$7	$184,704	$29,357
Gross realized losses	(126)	—	(361)	(119)

Total net gross realized gains	$198	$7	$184,343	$29,238

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

	September 30, 2009		December 31, 2008		September 30, 2008

(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,067,001	$1,089,443	$1,198,645	$1,197,648	$1,129,613	$1,120,659
FHLB	1,395,778	1,469,493	4,389,271	4,651,249	4,936,497	4,953,787
Freddie Mac	997,716	1,012,276	884,414	875,493	828,800	815,104

Note 7 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of September 30, 2009, December 31, 2008 and September 30, 2008 were as follows:

	AS OF SEPTEMBER 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,769	—	$6	$25,763	0.11%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,015	$7	—	7,022	4.30
After 1 to 5 years	109,415	2,349	47	111,717	5.51
After 5 to 10 years	17,107	52	878	16,281	5.79
After 10 years	48,600	—	3,502	45,098	4.12

	182,137	2,408	4,427	180,118	5.12

Collateralized mortgage obligations — private label
After 10 years	222	—	12	210	5.45

Others
Within 1 year	3,572	—	—	3,572	3.11
After 1 to 5 years	1,250	—	—	1,250	1.66

	4,822	—	—	4,822	2.73

	$212,950	$2,408	$4,445	$210,913	4.46%

	AS OF DECEMBER 31, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$1,499	$1	—	$1,500	1.00%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	106,910	8	—	106,918	2.82
After 1 to 5 years	108,860	351	$367	108,844	5.50
After 5 to 10 years	16,170	500	116	16,554	5.75
After 10 years	52,730	115	5,141	47,704	5.56

	284,670	974	5,624	280,020	4.52

Collateralized mortgage obligations — private label
After 10 years	244	—	13	231	5.45

Others
Within 1 year	6,584	49	—	6,633	6.04
After 1 to 5 years	1,750	—	—	1,750	3.90

	8,334	49	—	8,383	5.59

	$294,747	$1,024	$5,637	$290,134	4.53%

	AS OF SEPTEMBER 30, 2008
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$526,486	$11	—	$526,497	2.07%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	101,910	13	—	101,923	5.44
After 1 to 5 years	13,860	151	$21	13,990	4.93
After 5 to 10 years	16,171	7	587	15,591	5.75
After 10 years	52,730	—	3,010	49,720	5.04

	184,671	171	3,618	181,224	5.31

Collateralized mortgage obligations — private label
After 10 years	251	—	14	237	5.45

Others
Within 1 year	6,674	50	1	6,723	6.49
After 1 to 5 years	1,750	—	1	1,749	4.12

	8,424	50	2	8,472	6.00

	$719,832	$232	$3,634	$716,430	2.95%

The following table shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009, December 31, 2008 and September 30, 2008:

	AS OF SEPTEMBER 30, 2009
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$25,769	$6	$25,763
Obligations of Puerto Rico, States and political subdivisions	46,985	3,990	42,995

	$72,754	$3,996	$68,758

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$19,930	$437	$19,493
Collateralized mortgage obligations — private label	222	12	210
Others	250	—	250

	$20,402	$449	$19,953

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$25,769	$6	$25,763
Obligations of Puerto Rico, States and political subdivisions	66,915	4,427	62,488
Collateralized mortgage obligations — private label	222	12	210
Others	250	—	250

	$93,156	$4,445	$88,711

	AS OF DECEMBER 31, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$135,650	$5,452	$130,198
Others	250	—	250

	$135,900	$5,452	$130,448

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$9,535	$172	$9,363
Collateralized mortgage obligations — private label	244	13	231
Others	250	—	250

	$10,029	$185	$9,844

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$145,185	$5,624	$139,561
Collateralized mortgage obligations — private label	244	13	231
Others	500	—	500

	$145,929	$5,637	$140,292

	AS OF SEPTEMBER 30, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$48,644	$3,618	$45,026

	$48,644	$3,618	$45,026

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations — private label	$251	$14	$237
Others	1,000	2	998

	$1,251	$16	$1,235

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$48,644	$3,618	$45,026
Collateralized mortgage obligations — private label	251	14	237
Others	1,000	2	998

	$49,895	$3,634	$46,261

As indicated in Note 6 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.
The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity as of September 30, 2009 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value as of September 30, 2009 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities as of September 30, 2009. As of September 30, 2009, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
Note 8 — Mortgage Servicing Rights
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations.
Classes of mortgage servicing rights were determined based on the different markets or types of assets being serviced. The Corporation recognizes the servicing rights of its banking subsidiaries that are related to residential mortgage loans as a class of servicing rights. These mortgage servicing rights (“MSRs”) are measured at fair value. Prior to November 2008, PFH also held servicing rights to residential mortgage loan portfolios. The MSRs were segregated between loans serviced by the Corporation’s banking subsidiaries and by PFH. PFH no longer services third-party loans due to the discontinuance of the business. The PFH servicing rights were sold in the fourth quarter of 2008. Fair value determination is performed on a subsidiary basis, with assumptions varying in accordance with the types of assets or markets served.
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
The following tables present the changes in MSRs measured using the fair value method for the nine months ended September 30, 2009 and September 30, 2008.

Residential MSRs

(In thousands)	Banking subsidiaries

Fair value at January 1, 2009	$176,034
Purchases	1,029
Servicing from securitizations or asset transfers	19,640
Changes due to payments on loans (1)	(10,750)
Changes in fair value due to changes in valuation model inputs or assumptions	(5,618)

Fair value as of September 30, 2009	$180,335

(1)	Represents changes due to collection / realization of expected cash flows over time.

	Residential MSRs

(In thousands)	Banking subsidiaries	PFH (2)	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	3,628	—	3,628
Servicing from securitizations or asset transfers	22,033	—	22,033
Changes due to payments on loans (1)	(8,136)	(20,298)	(28,434)
Changes in fair value due to changes in valuation model inputs or assumptions	(310)	(23,304)	(23,614)

Fair value as of September 30, 2008	$127,827	$37,410	$165,237

(1)	Represents changes due to collection / realization of expected cash flows over time.

(2)	MSRs for PFH are included as part of “Assets from discontinued operations” in the consolidated statement of condition as of September 30, 2008.

Residential mortgage loans serviced for others were $17.7 billion as of September 30, 2009 (December 31, 2008 — $17.6 billion; September 30, 2008 — $20.0 billion, including $7.5 billion related to the PFH discontinued operations).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the Corporation’s continuing operations for the quarter and nine months ended September 30, 2009 amounted to $11.7 million and $34.7 million, respectively, and $7.9 million and $22.3 million, respectively, for the quarter and nine months ended September 30, 2008. The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. As of September 30, 2009, those weighted average mortgage servicing fees were 0.26% (September 30, 2008 — 0.25%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
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

During the nine months period ended September 30, 2009, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $1.2 billion in principal balance outstanding. Gains of approximately $32.8 million were realized on these transactions during the nine months period ended September 30, 2009.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended September 30, 2009 and year ended December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Prepayment speed	7.0%	11.6%
Weighted average life	14.3 years	8.6 years
Discount rate (annual rate)	11.3%	11.3%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions as of September 30, 2009 and December 31, 2008 were as follows:

	Originated MSRs

(In thousands)	September 30, 2009	December 31, 2008

Fair value of retained interests	$100,734	$104,614
Weighted average life	9.1 years	10.2 years
Weighted average prepayment speed (annual rate)	11.0%	9.9%
Impact on fair value of 10% adverse change	$(3,235)	$(4,734)
Impact on fair value of 20% adverse change	$(7,439)	$(8,033)
Weighted average discount rate (annual rate)	12.39%	11.46%
Impact on fair value of 10% adverse change	$(2,707)	$(3,769)
Impact on fair value of 20% adverse change	$(6,385)	$(6,142)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs

(In thousands)	September 30, 2009	December 31, 2008

Fair value of retained interests	$79,601	$71,420
Weighted average life of collateral	9.6 years	7.0 years
Weighted average prepayment speed (annual rate)	10.4%	14.4%
Impact on fair value of 10% adverse change	$(3,153)	$(3,880)
Impact on fair value of 20% adverse change	$(6,310)	$(7,096)
Weighted average discount rate (annual rate)	11.0%	10.6%
Impact on fair value of 10% adverse change	$(2,662)	$(2,277)
Impact on fair value of 20% adverse change	$(5,343)	$(4,054)

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

As of September 30, 2009, the Corporation serviced $4.5 billion (December 31, 2008 — $4.9 billion; September 30, 2008 — $3.8 billion) in residential mortgage loans with credit recourse to the Corporation.
Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. As of September 30, 2009, the Corporation had recorded $112 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2008 — $61 million; September 30, 2008 — $47 million).
Note 9 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Net deferred tax assets (net of valuation allowance)	$380,596	$357,507	$663,260
Bank-owned life insurance program	230,579	224,634	222,298
Prepaid expenses	144,949	136,236	153,698
Investments under the equity method	97,817	92,412	117,766
Derivative assets	81,249	109,656	50,335
Trade receivables from brokers and counterparties	8,275	1,686	17,100
Others	210,215	193,466	187,762

Total	$1,153,680	$1,115,597	$1,412,219

Note: Other assets from discontinued operations as of December 31, 2008 and September 30, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

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
By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value of the derivative asset. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $5.4 million negative adjustment as a result of the credit risk of the counterparty as of September 30, 2009. In the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivative liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled. The derivative liabilities include a $0.9 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of September 30, 2009.
Certain of the Corporation’s derivative instruments include financial covenants tied to the corresponding banking subsidiary well-capitalized status and credit rating. These agreements could require exposure collateralization, early termination or both. The aggregate fair value of all derivative instruments with contingent features that were in a liability position as of September 30, 2009 was $79 million. Based on the contractual obligations established on these derivative instruments, the Corporation has fully collateralized these positions by pledging collateral of $93 million as of September 30, 2009.
Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding as of September 30, 2009 and December 31, 2008 were as follows:

As of September 30, 2009

		Derivative Assets		Derivative Liabilities

		Statement of		Statement of
	Notional	Condition	Fair	Condition
(In thousands)	Amount	Classification	Value	Classification	Fair Value

Derivatives designated as hedging instruments:
Forward commitments	$104,200	Other Assets	$1	Other Liabilities	$996

Total derivatives designated as hedging instruments	$104,200		$1		$996

Derivatives not designated as hedging instruments:
Forward contracts	$142,270	Trading Account Securities	$25	Other Liabilities	$1,716
Interest rate swaps associated with:
- swaps with corporate clients	1,015,007	Other Assets	75,528	Other Liabilities	85
- swaps offsetting position of corporate clients’ swaps	1,015,007	Other Assets	85	Other Liabilities	80,387
Foreign currency and exchange rate commitments with clients	150	—	—	Other Liabilities	14
Foreign currency and exchange rate commitments with counterparty	149	Other Assets	15	—	—
Interest rate caps and floors	139,914	Other Assets	265	—	—
Interest rate caps and floors for the benefit of corporate clients	139,914	—	—	Other Liabilities	265
Indexed options on deposits	105,850	Other Assets	5,355	—	—
Bifurcated embedded options	84,989	—	—	Interest bearing Deposits	5,618

Total derivatives not designated as hedging instruments	$2,643,250		$81,273		$88,085

Total derivative assets and liabilities	$2,747,450		$81,274		$89,081

As of December 31, 2008

		Derivative Assets		Derivative Liabilities

		Statement of		Statement of
	Notional	Condition		Condition
(In thousands)	Amount	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments:
Forward commitments	$112,500	Other Assets	$6	Other Liabilities	$2,255
Interest rate swaps	200,000	—	—	Other Liabilities	2,380

Total derivatives designated as hedging instruments	$312,500		$6		$4,635

Derivatives not designated as hedging instruments:
Forward contracts	$272,301	Trading Account Securities	$38	Other Liabilities	$4,733
Interest rate swaps associated with:
- swaps with corporate clients	1,038,908	Other Assets	100,668	—	—
- swaps offsetting position of corporate clients’ swaps	1,038,908	—	—	Other Liabilities	98,437
Foreign currency and exchange rate commitments with clients	377	Other Assets	18	Other Liabilities	15
Foreign currency and exchange rate commitments with counterparty	373	Other Assets	16	Other Liabilities	16
Interest rate caps	128,284	Other Assets	89	—	—
Interest rate caps for the benefit of corporate clients	128,284	—	—	Other Liabilities	89
Indexed options on deposits	208,557	Other Assets	8,821	—	—
Bifurcated embedded options	178,608	—	—	Interest Bearing Deposits	8,584

Total derivatives not designated as hedging instruments	$2,994,600		$109,650		$111,874

Total derivative assets and liabilities	$3,307,100		$109,656		$116,509

Cash Flow Hedges
The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 82 days.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line item which the hedged item is recorded and in the same period in which the forecasted transaction affects earnings, as presented in the table below:

Quarter ended September 30, 2009

Classification of
				Gain (Loss)	Amount of Gain
				Recognized in	(Loss) Recognized
	Amount of	Classification in the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(995)	Trading account profit	$(37)	—	—

Total cash flow hedges	$(995)		$(37)	—	—

OCI — “Other Comprehensive Income”

AOCI — “Accumulated Other Comprehensive Income”

Nine months ended September 30, 2009

Classification of
				Gain (Loss)	Amount of Gain
				Recognized in	(Loss) Recognized
	Amount of	Classification in the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(2,618)	Trading account profit	$(3,540)	—	—
Interest rate swaps	—	Interest expense	(2,380)	—	—

Total cash flow hedges	$(2,618)		$(5,920)	—	—

OCI — “Other Comprehensive Income”

AOCI — “Accumulated Other Comprehensive Income”
Non-Hedging Activities
For the quarter and nine months ended September 30, 2009, the Corporation recognized a loss of $6.6 million and $20.7 million, respectively, related to its non-hedging derivatives, as detailed in the table below.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Classification of Gain	Quarter ended
	(Loss) Recognized in	September 30,	Nine months ended
(In thousands)	Income on Derivatives	2009	September 30, 2009

Forward contracts	Trading account profit	$(5,142)	$(11,990)
Interest rate swap contracts	Other operating income	(1,565)	(7,089)
Credit derivatives	Other operating income	—	(2,599)
Foreign currency and exchange rate commitments	Interest expense	(1)	(3)
Foreign currency and exchange rate commitments	Other operating income	6	25
Indexed options	Interest expense	1,415	669
Bifurcated embedded options	Interest expense	(1,327)	248

Total		$(6,614)	$(20,739)

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
Interest Rate Caps
The Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions, thus minimizing its market and credit risks.
Note 11 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2008, allocated by reportable segments, were as follows (refer to Note 26 for the definition of the Corporation’s reportable segments):

2009

			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2009	acquired	adjustments	Other	September 30, 2009

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	—	$31,729
Consumer and Retail Banking	117,000	—	—	—	117,000
Other Financial Services	8,330	—	$(34)	—	8,296
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$716	—	$606,508

2008

			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2008	acquired	adjustments	Other	September 30, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	$(3,631)	—	$31,740
Consumer and Retail Banking	136,407	—	(17,796)	—	118,611
Other Financial Services	8,621	$153	3	$12	8,789
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	46,125	1,000	85	(2,415)	44,795

Total Popular, Inc.	$630,761	$1,153	$(21,339)	$(2,403)	$608,172

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments in the EVERTEC reportable segment for the nine months ended September 30, 2009 are related to contingency payments.

As of September 30, 2009, the Corporation had $6 million of identifiable intangibles other than goodwill, with indefinite useful lives (December 31, 2008 — $6 million; September 30, 2008 — $17 million).
The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2009		December 31, 2008		September 30, 2008

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$65,379	$29,276	$65,379	$24,130	$71,238	$28,446

Other customer relationships	8,816	5,478	8,839	4,585	12,898	7,105

Other intangibles	2,787	2,509	3,037	1,725	7,534	5,663

Total	$76,982	$37,263	$77,255	$30,440	$91,670	$41,214

During the quarter ended September 30, 2009, the Corporation recognized $2.4 million in amortization related to other intangible assets with definite useful lives (September 30, 2008 - $4.0 million). During the nine months ended September 30, 2009, the Corporation recognized $7.2 million in amortization related to other intangible assets with definite useful lives (September 30, 2008 — $8.9 million).
The following table presents the estimated aggregate annual amortization of the intangible assets with definite useful lives for each of the following fiscal years:

(In thousands)

Remaining 2009	$2,264
Year 2010	7,671
Year 2011	6,982
Year 2012	5,967
Year 2013	5,784
Year 2014	5,146

Results of the Goodwill Impairment Test
The Corporation’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually and on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.
The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2009 using July 31, 2009 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which basically are the legal entities that compose the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.
In accordance with accounting standards, the impairment evaluation is performed using a two-step process. Step 1 of the goodwill evaluation process is to determine if potential impairment exists in any of the Corporation’s reporting units, and is performed by comparing the fair value of the reporting units with their carrying amount, including goodwill. The Step 2 is necessary only if the reporting unit fails Step 1. Step 2 measures the amount of any impairment loss. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets, such as unrecognized core deposits and tradename intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.
In determining the fair value of a reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances. Elements considered include current market and economic conditions, developments in specific lines of business, and any particular features in the individual reporting units.
The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on nature of business, location and size;
•	a selection of comparable acquisition and capital raising transactions;
•	the discount rate applied to future earnings, based on an estimate of the cost of equity;
•	the potential future earnings of the reporting unit; and
•	the market growth and new business assumptions.
For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant value drivers from a group of companies that are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. Multiples used are minority based multiples and thus, no control premium adjustment is made to the comparable companies market multiples. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparables also involves a degree of judgment.
For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.) The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.24% to 17.78% for the 2009 analysis. The Ibbottson Build-Up Model builds up a cost of equity starting with the rate of return of a “riskless” asset (10 year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.
Step 1 of the goodwill impairment test performed during 2009 showed that the carrying amount of BPNA exceeded its fair value, and thus, Step 2 of the goodwill impairment test was performed for that reporting unit. Based on the results of Step 2, management concluded that there was no goodwill impairment to be recognized for BPNA. The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as going concern entity. The goodwill impairment assessment performed for BPNA considered BPNA’s financial condition as of September 30, 2009 and BPNA’s financial projections. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which agrees with the results of the Step 2 analysis. BPNA’s provision for loan losses amounted to $456.3 million for the nine months ended September 30, 2009, which represented 111% of BPNA’s net loss of $412.4 million for the period.

The assessments concluded that there is no goodwill impairment at BPNA primarily as a result of a significant discount that resulted from the valuation of the loan portfolios. The fair value determined for BPNA’s loan portfolio in the 2009 annual test represented a discount of 21.7%, which compares to the 41.6% as of December 31, 2008. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios and deteriorated credit quality of the consumer and mortgage loan portfolios of BPNA.
For BPNA, the only subsidiary that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a market value approach based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. Additionally, the Corporation determined the reporting unit fair value using a DCF analysis based on BPNA’s financial projections, but assigned no weight to it given the current market approaches provide a more reasonable measure of fair value considering the reporting unit’s financial performance and current market conditions. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $404 million, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill. If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.
Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2009 assessment were reasonable.
The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded.
Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. The economic situation in the United States and Puerto Rico, including deterioration in the housing market and credit market, has continued to negatively impact the financial results of the Corporation during 2009. Accordingly, management is continuing to closely monitor the fair value of the reporting units.
Note 12 — Fair Value Measurement
ASC 820-10 “Fair Value Measurement and Disclosures” (formerly SFAS No. 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
The Corporation adopted the provisions of ASC 820-10 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis on January 1, 2009.

Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, December 31, 2008 and September 30, 2008:

	As of September 30, 2009

				Balance as of
				September 30,
(In millions)	Level 1	Level 2	Level 3	2009

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$31	—	$31
Obligations of U.S. Government sponsored entities	—	1,694	—	1,694
Obligations of Puerto Rico, States and political subdivisions	—	89	—	89
Collateralized mortgage obligations — federal agencies	—	1,598	—	1,598
Collateralized mortgage obligations — private Label	—	127	—	127
Mortgage-backed securities	—	3,411	$34	3,445
Equity securities	$4	5	—	9

Total investment securities available-for-sale	$4	$6,955	$34	$6,993

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$3	—	$3
Collateralized mortgage obligations	—	1	$4	5
Residential mortgage-backed securities — federal agencies	—	180	233	413
Other	—	22	4	26

Total trading account securities	—	$206	$241	$447

Mortgage servicing rights	—	—	$180	$180
Derivatives (Refer to Note 10)	—	$81	—	81

Total	$4	$7,242	$455	$7,701

Liabilities

Continuing Operations
Derivatives (Refer to Note 10)	—	$(89)	—	$(89)

Total	—	$(89)	—	$(89)

	As of December 31, 2008

				Balance as of
				December 31,
(In millions)	Level 1	Level 2	Level 3	2008

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$502	—	$502
Obligations of U.S. Government sponsored entities	—	4,807	—	4,807
Obligations of Puerto Rico, States and political subdivisions	—	101	—	101
Collateralized mortgage obligations — federal agencies	—	1,507	—	1,507
Collateralized mortgage obligations — private label	—	149	—	149
Mortgage-backed securities	—	812	$37	849
Equity securities	$5	5	—	10

Total investment securities available-for-sale	$5	$7,883	$37	$7,925

Trading account securities, excluding derivatives:
U.S. Treasury securities and obligations of U.S. Government sponsored entities	—	$3	—	$3
Obligations of Puerto Rico, States and political subdivisions	—	28	—	28
Collateralized mortgage obligations	—	2	$3	5
Residential mortgage-backed securities — federal agencies	—	296	292	588
Commercial paper	—	5	—	5
Other	—	12	5	17

Total trading account securities	—	$346	$300	$646

Mortgage servicing rights	—	—	$176	$176
Derivatives (Refer to Note 10)	—	$110	—	110

Discontinued Operations

Loans measured at fair value pursuant to fair value option	—	—	$5	$5

Total	$5	$8,339	$518	$8,862

Liabilities

Continuing Operations
Derivatives (Refer to Note 10)	—	$(117)	—	$(117)

Total	—	$(117)	—	$(117)

	As of September 30, 2008

				Balance as of
				September 30,
(In millions)	Level 1	Level 2	Level 3	2008

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$464	—	$464
Obligations of U.S. Government sponsored entities	—	4,585	—	4,585
Obligations of Puerto Rico, States and political subdivisions	—	102	—	102
Collateralized mortgage obligations — federal agencies	—	1,361	—	1,361
Collateralized mortgage obligations — private label	—	191	$1	192
Mortgage-backed securities	—	814	36	850
Equity securities	$10	5	—	15

Total investment securities available-for-sale	$10	$7,522	$37	$7,569

Trading account securities, excluding derivatives:
U.S. Treasury securities and obligations of U.S. Government sponsored entities	—	$3	—	$3
Obligations of Puerto Rico, States and political subdivisions	—	13	—	13
Collateralized mortgage obligations	—	2	$3	5
Residential mortgage-backed securities — federal agencies	—	174	229	403
Other	—	15	5	20

Total trading account securities	—	$207	$237	$444

Mortgage servicing rights	—	—	$128	$128
Derivatives (Refer to Note 10)	—	$51	—	51

Discontinued Operations

Residual interests — trading	—	—	$4	$4
Mortgage servicing rights	—	—	37	37
Loans measured at fair value pursuant to fair value option	—	—	584	584

Total	$10	$7,780	$1,027	$8,817

Liabilities

Continuing Operations
Derivatives (Refer to Note 10)	—	$(52)	—	$(52)

Discontinued Operations
Notes payable measured at fair value pursuant to fair value option	—	—	$(166)	(166)
Derivatives	—	(2)	—	(2)

Total	—	$(54)	$(166)	$(220)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter ended September 30, 2009

							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
		Gains	included in	in accrued	paydowns	Balance as	liabilities still
	Balance	(losses)	other	interest	and	of	held as of
	as of June	included in	comprehensive	receivable	maturities	September	September 30,
(In millions)	30, 2009	earnings	income	/ payable	(net)	30, 2009	2009

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities	$35	—	—	—	$(1)	$34	—

Total investment securities available-for-sale	$35	—	—	—	$(1)	$34	—

Trading account securities:
Collateralized mortgage obligations	$5	—	—	—	$(1)	$4	—
Residential mortgage-backed securities-federal agencies	284	$1	—	—	(52)	233	$1	(a)
Other	5	(1)	—	—	—	4	—	(a)

Total trading account securities	$294	—	—	—	$(53)	$241	$1

Mortgage servicing rights	$181	$(7)	—	—	$6	$180	$(4	)(b)

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$1	—	—	—	$(1)	—	—

Total	$511	$(7)	—	—	$(49)	$455	$(3)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Other service fees” in the statement of operations

	Nine months ended September 30, 2009

							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
	Balance	Gains	included in	in accrued	paydowns	Balance as	liabilities still
	as of	(losses)	other	interest	and	of	held as of
	January 1,	included in	comprehensive	receivable	maturities	September	September 30,
(In millions)	2009	Earnings	Income	/ payable	(net)	30, 2009	2009

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities	$37	—	—	—	$(3)	$34	—

Total investment securities available-for-sale	$37	—	—	—	$(3)	$34	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$1	$4	—
Residential mortgage-backed securities-federal agencies	292	$2	—	—	(61)	233	$5	(a)
Other	5	(1)	—	—	—	4	—	(a)

Total trading account securities	$300	$1	—	—	$(60)	$241	$5

Mortgage servicing rights	$176	$(16)	—	—	$20	$180	$(6	)(c)

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$5	$1	—	—	$(6)	—	—	(b)

Total	$518	$(14)	—	—	$(49)	$455	$(1)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

	Quarter ended September 30, 2008

							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
		Gains	included in	in accrued	paydowns	Balance as	liabilities still
	Balance	(losses)	other	interest	and	of	held as of
	as of June	included in	comprehensive	receivable	maturities	September	September 30,
(In millions)	30, 2008	Earnings	Income	/ payable	(net)	30, 2008	2008

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities	$38	—	—	—	$(1)	$37	—

Total investment securities available-for-sale	$38	—	—	—	$(1)	$37	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	$3	—
Residential mortgage-backed securities-federal agencies	301	$1	—	—	$(73)	229	$(1	)(a)
Other	6	—	—	—	(1)	5	—

Total trading account securities	$310	$1	—	—	$(74)	$237	$(1)

Mortgage servicing rights	$130	$(10)	—	—	$8	$128	$(7	)(c)

Discontinued Operations
Residual interests-available-for-sale	$3	$(3)	—	—	—	—
Residual interests - trading	35	(29)	—	—	$(2)	$4	$(32	)(b)
Mortgage servicing rights	56	(19)	—	—	—	37	(12	)(b)
Loans measured at fair value pursuant to fair value option	845	(137)	—	$(1)	(123)	584	(111	)(b)

Total	$1,417	$(197)	—	$(1)	$(192)	$1,027	$(163)

Liabilities

Discontinued Operations
Notes payable measured at fair value pursuant to fair value option	$(174)	$(3)	—	—	$11	$(166)	$(3	)(b)

Total	$(174)	$(3)	—	—	$11	$(166)	$(3)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

	Nine months ended September 30, 2008

							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
	Balance	Gains	included in	in accrued	paydowns	Balance as	liabilities still
	as of	(losses)	other	interest	and	of	held as of
	January 1,	included in	comprehensive	receivable	maturities	September	September 30,
(In millions)	2008	earnings	income	/ payable	(net)	30, 2008	2008

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities	$39	—	—	—	$(2)	$37	—

Total investment securities available-for-sale	$39	—	—	—	$(2)	$37	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	$3	—
Residential mortgage- backed securities- federal agencies	227	$4	—	—	$(2)	229	$2	(a)
Other	3	—	—	—	2	5	—

Total trading account securities	$233	$4	—	—	—	$237	$2

Mortgage servicing rights	$111	$(9)	—	—	$26	$128	$(1	)(c)

Discontinued Operations
Residual interests — available-for-sale	$4	$(4)	—	—	—	—	—
Residual interests — trading	40	(32)	—	—	$(4)	$4	$(43	)(b)
Mortgage servicing rights	81	(44)	—	—	—	37	(23	)(b)
Loans measured at fair value pursuant to fair value option	987	(170)	—	$(3)	(230)	584	(96	)(b)

Total	$1,495	$(255)	—	$(3)	$(210)	$1,027	$(161)

Liabilities

Discontinued Operations
Notes payable measured at fair value pursuant to fair value option	$(201)	$(9)	—	—	$44	$(166)	$(9	)(b)

Total	$(201)	$(9)	—	—	$44	$(166)	$(9)

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine months ended September 30, 2009 and 2008.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2009		Nine months ended September 30, 2009

		Change in		Change in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$(7)	$(4)	$(16)	$(6)
Trading account profit	—	1	1	5
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	$1	—

Total	$(7)	$(3)	$(14)	$(1)

	Quarter ended September 30, 2008		Nine months ended September 30, 2008

		Change in		Change in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$(10)	$(7)	$(9)	$(1)
Trading account profit	1	(1)	4	2
Discontinued Operations
Loss from discontinued operations, net of tax	(191)	(158)	(259)	(171)

Total	$(200)	$(166)	$(264)	$(170)

Additionally, the Corporation may be required to measure certain assets at fair value in periods subsequent to initial recognition on a nonrecurring basis in accordance with generally accepted accounting principles. The adjustments to fair value usually result from the application of lower of cost or market accounting, identification of impaired loans requiring specific reserves under ASC 310-10-35 “Accounting by Creditors for Impairment of a Loan” (formerly SFAS No. 114), or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the nine months ended September 30, 2009 and 2008 and year ended December 31, 2008, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

Carrying value as of September 30, 2009

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs	Total
(In millions)	Level 1	Level 2	Level 3

Assets

Continuing Operations
Loans (1)	—	—	$743	$743
Other real estate owned (2)	—	—	27	27
Other foreclosed assets (2)	—	—	6	6

Total	—	—	$776	$776

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Carrying value as of December 31, 2008

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs	Total
(In millions)	Level 1	Level 2	Level 3

Assets

Continuing Operations
Loans (1)	—	—	$523	$523
Loans held-for-sale (2)	—	—	364	364
Discontinued Operations
Loans held-for-sale (2)	—	—	2	2

Total	—	—	$889	$889

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35.

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

Carrying value as of September 30, 2008

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs	Total
(In millions)	Level 1	Level 2	Level 3

Assets

Continuing Operations
Loans (1)	—	—	$474	$474
Discontinued Operations
Loans held-for-sale (2)	—	—	42	42
Securitization advances	—	—	280	280

Total	—	—	$796	$796

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35.

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

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
Loans held-in-portfolio considered impaired under ASC 310-10-35 that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35. Currently, the associated loans considered impaired are classified as Level 3.
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
The fair values reflected herein have been determined based on the prevailing interest rate environment as of September 30, 2009 and December 31, 2008, respectively. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments as of September 30, 2009 and December 31, 2008 are described in the paragraphs below.
Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, bankers acceptances, federal funds purchased and assets sold under agreements to repurchase, and short-term borrowings. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.
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
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments as of September 30, 2009 and December 31, 2008.
As part of the fair value estimation procedures of certain liabilities, including repurchase agreements (regular and structured) and FHLB advances, the Corporation considered, where applicable, the collaterization levels as part of its evaluation of non-performance risk. Also, for certificates of deposit, the non-performance risk is determine using internally-developed models that consider, where applicable, the collateral held, amounts insured, the remaining term, and the credit premium of the institution.
Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. The fair value of letters of credit is based on fees currently charged on similar agreements.
Carrying or notional amounts, as applicable, and estimated fair values for financial instruments were:

	September 30, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
(In thousands)	amount	value	amount	value

Financial Assets:
Cash and money market investments	$1,705,684	$1,705,684	$1,579,641	$1,579,641
Trading securities	446,368	446,368	645,903	645,903
Investment securities available-for-sale	6,993,291	6,993,291	7,924,487	7,924,487
Investment securities held-to-maturity	212,950	210,913	294,747	290,134
Other investment securities	174,943	176,286	217,667	255,830
Loans held-for-sale	75,447	78,600	536,058	541,576
Loans held-in-portfolio, net	23,188,668	20,014,249	24,850,066	17,383,956

Financial liabilities:
Deposits	$26,382,898	$26,533,222	$27,550,205	$27,793,826
Federal funds purchased	—	—	144,471	144,471
Assets sold under agreements to repurchase	2,807,891	2,952,494	3,407,137	3,592,236
Short-term borrowings	3,077	3,077	4,934	4,934
Notes payable	2,649,821	2,466,172	3,386,763	3,257,491

	Notional	Fair	Notional	Fair
(In thousands)	amount	Value	Amount	Value

Commitments to extend credit	$6,951,406	$561	$7,116,977	$943
Letters of credit	180,400	1,672	199,795	3,938

Note 14 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Federal funds purchased	—	$144,471	$139,951
Assets sold under agreements to repurchase	$2,807,891	3,407,137	3,590,088

	$2,807,891	$3,551,608	$3,730,039

Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Advances with the FHLB paying interest at maturity at fixed rates ranging from 2.62% to 3.08%	—	—	$115,000
Advances under credit facilities with other institutions at a fixed rate of 3.25%	—	—	10,000
Unsecured borrowings with private investors paying interest at a fixed rate of 0.45%	$1,750	$3,548	—
Term notes purchased paying interest at maturity at fixed rates ranging from 2.20% to 3.40%	—	—	37,232
Term funds purchased paying interest at fixed rates ranging from 2.53% to 2.75%	—	—	343,000
Other	1,327	1,386	1,779

	$3,077	$4,934	$507,011

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Advances with the FHLB:
–with maturities ranging from 2010 through 2015 paying interest at monthly fixed rates ranging from 1.48% to 5.06% (September 30, 2008 - 2.67% to 6.98%)	$1,105,429	$1,050,741	$1,241,717
–maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	20,000	20,000	—

Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.27% over the 3- month LIBOR rate	—	—	85,000

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities ranging from 2009 to 2013 paying interest semiannually at fixed rates ranging from 5.20% to 9.75% (September 30, 2008 - 3.88% to 7.00%)	383,289	995,027	1,579,509

Term notes with maturities ranging from 2009 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	2,111	3,777	4,642

Term notes maturing in 2011 paying interest quarterly at a floating rate of 6.00% to 7.5% (September 30, 2008 - 0.40% to 3.25%) over the 3-month LIBOR rate	250,000	435,543	449,880

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Notes 15 and 16)	439,800	849,672	849,672

Junior subordinated deferrable interest debentures ($936,000 less discount of $517,167) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Notes 15 and 16)	418,833	—	—

Other	27,259	28,903	28,967

	$2,649,821	$3,386,763	$4,242,487

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2008, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of September 30, 2009 and September 30, 2008, respectively, were as follows: 3-month LIBOR rate = 0.29% and 4.05%; 10-year U.S. Treasury note = 3.31% and 3.83%.

As of September 30, 2009, the holders of $25 million of certain of the Corporation’s fixed-rate term notes and $75 million of the Corporation’s floating rate term notes have the right to require the Corporation to purchase the notes on each quarterly interest payment date beginning in March 2010. These notes were issued by the Corporation in 2008 and mature in 2011, subject to the right of investors to require their earlier repurchase by the Corporation. Effective on September 30, 2009, the holders of an additional $175 million of the Corporation’s floating rate term notes agreed with the Corporation to relinquish and waive the right to require the Corporation to repurchase the notes. These notes, prior to the modification, had similar rights to the notes described above. The Corporation agreed to pay the holders of these notes additional interest on the principal amount of the notes at the rate of 1.50% per annum commencing on October 1, 2009.
Included in the table above is $350 million in term notes with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades by the major rating agencies in January 2009, April 2009 and June 2009, the cost of the senior debt increased prospectively by an additional 275 basis points during 2009. The senior debt consists of term notes of $75 million with a fixed rate of 9.75% as of September 30, 2009, $25 million with a fixed rate of 9.41% as of September 30, 2009 and $250 million in term notes with a floating rate of 6.00% over the 3-month LIBOR as of September 30, 2009. These term notes mature in 2011.

The maturities of borrowings as of September 30, 2009 were as follows:

	Repurchase	Short-term
(In thousands)	agreements	borrowings	Notes payable	Total

Year
2009	$1,295,464	$3,077	$1,216	$1,299,757
2010	350,238	—	386,481	736,719
2011	50,000	—	697,213	747,213
2012	75,000	—	531,747	606,747
2013	49,000	—	133,273	182,273
2014	350,000	—	10,824	360,824
Later years	638,189	—	470,234	1,108,423
No stated maturity	—	—	418,833	418,833

Total	$2,807,891	$3,077	$2,649,821	$5,460,789

Note 15 — Exchange Offers
In June 2009, the Corporation commenced an offer to issue shares of its common stock in exchange for its Series A preferred stock and Series B preferred stock and for trust preferred securities (also referred as capital securities). On August 25, 2009, the Corporation completed the settlement of the exchange offer and issued over 357 million new shares of common stock.
Exchange of preferred stock for common stock
The exchange by holders of shares of the Series A and B non-cumulative preferred stock for shares of common stock resulted in the extinguishment of such shares of preferred stock and an issuance of shares of common stock.
In accordance with the terms of the exchange offer, the Corporation used a relevant price of $2.50 per share of its common stock and an exchange ratio of 80% of the preferred stock liquidation value to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A and B preferred stock. The fair value of the common stock was $1.71 per share, which was the price as of August 20, 2009, the expiration date of the exchange offer. The carrying (liquidation) value of each share of Series A and B preferred stock exchanged was reduced and common stock and surplus increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.01 per common share). The excess of the common stock fair value over the par amount was recorded in surplus. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock was recorded as a reduction to accumulated deficit and an increase in earnings per common share computations.
The results of the exchange offer with respect to the Series A and B preferred stock were as follows:

Aggregate
		Shares of			liquidation
	Per security	preferred stock		Shares of	preference
	liquidation	outstanding	Shares of	preferred stock	amount after	Shares of
Title of	preference	prior to	preferred stock	outstanding after	exchange	common stock
Securities	Amount	exchange	exchanged	exchange	(In thousands)	issued

6.375% Non-cumulative monthly income preferred stock, 2003 Series A	$25	7,475,000	6,589,274	885,726	$22,143	52,714,192
8.25% Non-cumulative monthly income preferred stock, Series B	$25	16,000,000	14,879,335	1,120,665	$28,017	119,034,680

The exchange of shares of preferred stock for shares of common stock resulted in a favorable impact to accumulated deficit of $230.4 million, which is also considered as part of earnings applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. Refer to Note 18 to the consolidated financial statements for a reconciliation of EPS.
Common stock issued in connection with early extinguishment of debt (exchange of trust preferred securities for common stock)
Also, during the third quarter of 2009, the Corporation exchanged trust preferred securities (also referred to as capital securities) issued by different trusts for shares of common stock of the Corporation. See table below for a list of such securities and trusts. The trust preferred securities were delivered to the trusts in return for the junior subordinated debentures (recorded as notes payable in the Corporation’s financial statements) that had been issued by the Corporation to the trusts in the past. The junior subordinated debentures were submitted for cancellation by the indenture trustee under the applicable indenture. The Corporation recognized a pre-tax gain of $80.3 million on the extinguishment of the applicable junior subordinated debentures that was included in the consolidated statement of operations for the third quarter of 2009. This transaction was accounted as an early extinguishment of debt.
In accordance with the terms of the exchange offer, the Corporation used a relevant price of $2.50 per share of its common stock and the exchange ratios referred to in the table below to determine the number of shares of its common stock issued in exchange for the validly tendered trust preferred securities. The fair value of the common stock was $1.71 per share, which was the price as of August 20, 2009, the expiration date of the exchange offer. The carrying value of the junior subordinated debentures was reduced and common stock and surplus increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.01 per common share). The excess of the common stock fair value over the par amount was recorded in surplus. The excess of the carrying amount of the junior subordinated debentures retired over the fair value of the common stock issued was recorded as a gain on early extinguishment of debt in the consolidated statement of operations for the quarter ended September 30, 2009.

The results of the exchange offer with respect to the trust preferred securities were as follows:

							Aggregate
							liquidation
						Aggregate	preference
						liquidation	amount of
						preference	junior
	Liquidation	Trust	Trust preferred	Trust		amount of	subordinated
	preference	preferred	securities	preferred	Trust preferred	trust preferred	debentures
	amount per	security	outstanding	securities	securities	securities after	after
Title of	trust preferred	exchange	prior to	exchanged for	outstanding	exchange	exchange
Securities	security	value	exchange	common stock	after exchange	(In thousands)	(In thousands)

8.327% Trust Preferred Securities (issued by BanPonce Trust I)	$1,000	$1,150 or 115%	144,000	91,135	52,865	$52,865	$54,502
6.70% Cumulative Monthly Income Trust Preferred Securities (issued by Popular Capital Trust I)	$25	$30 or 120%	12,000,000	4,757,480	7,242,520	$181,063	$186,664
6.564% Trust Preferred Securities (issued by Popular North America Capital Trust I)	$1,000	$1,150 or 115%	250,000	158,349	91,651	$91,651	$94,486
6.125% Cumulative Monthly Income Trust Preferred Securities (issued by Popular Capital Trust II)	$25	$30 or 120%	5,200,000	1,159,080	4,040,920	$101,023	$104,148

The increase in stockholders’ equity related to the exchange of trust preferred securities for shares of common stock was approximately $390 million, net of issuance costs, and including the aforementioned gain on the early extinguishment of debt.
Exchange of preferred stock held by the U.S. Treasury for trust preferred securities
Also, on August 21, 2009, Popular, Inc. and Popular Capital Trust III entered into an exchange agreement with the United States Department of the Treasury (“U.S. Treasury”) pursuant to which the U.S. Treasury agreed with Popular that the U.S. Treasury would exchange all 935,000 shares of Popular’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share (the “Series C Preferred Stock”), owned by the U.S Treasury for 935,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security. The trust preferred securities were issued to the U.S. Treasury on August 24, 2009. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of the issuance and sale by the trust to the Corporation of $1 million aggregate liquidation amount of its fixed rate common securities, to purchase $936 million aggregate principal amount of the junior subordinated debentures issued by the Corporation.

The trust preferred securities issued to the U.S. Treasury have a distribution rate of 5% until, but excluding December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the Series C Preferred Stock). The common securities of the trust, in the amount of $1 million, are held by Popular.
The sole asset and only source of funds to make payments on the trust preferred securities and the common securities of the trust is $936 million of Popular’s Fixed Rate Perpetual Junior Subordinated Debentures, Series A, issued by Popular to the trust. These debentures have an interest rate of 5% until, but excluding December 5, 2013 and 9% thereafter. The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
Under the guarantee agreement dated as of August 24, 2009, Popular irrevocably and unconditionally agrees to pay in full to the holders of the trust preferred securities the guarantee payments, as and when due. The Corporation’s obligation to make the guaranteed payment may be satisfied by direct payment of the required amounts to the holders of the trust preferred securities or by causing the issuer trust to pay such amounts to the holders. The obligations of the Corporation under the guarantee agreement constitute unsecured obligations and rank subordinate and junior in right of payment to all senior debt. The obligations of the Corporation under the guarantee agreement rank pari passu with the obligations of Popular under any similar guarantee agreements issued by the Corporation on behalf of the holders of preferred or capital securities issued by any statutory trust, among others stated in the guarantee agreement. Under the guarantee agreement, the Corporation has guaranteed the payment of the liquidation amount of the trust preferred securities upon liquidation of the trust, but only to the extent that the trust has funds available to make such payments.
Under the exchange agreement, Popular’s agreement that, without the consent of the U.S. Treasury, it would not increase its dividend rate per share of common stock above that in effect as of October 14, 2008 or repurchase shares of its common stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the U.S. Treasury, remains in effect.
The warrant to purchase 20,932,836 shares of Popular’s common stock at an exercise price of $6.70 per share that was initially issued to the U.S Treasury in connection with the issuance of the Series C preferred stock on December 5, 2008 remains outstanding without amendment.
The trust preferred securities issued to the U.S. Treasury continue to qualify as Tier 1 regulatory capital as of September 30, 2009. The trust preferred securities are subject to the 25% limitation on Tier 1 capital.
Popular paid an exchange fee of $13 million to the U.S. Treasury in connection with the exchange of outstanding shares of Series C preferred stock for the new trust preferred securities. This exchange fee will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures.
This transaction with the U.S. Treasury was accounted for as an extinguishment of previously issued Series C preferred stock. The accounting impact of this transaction included (1) recognition of junior subordinated debentures and derecognition of the Series C preferred stock; (2) recognition of a favorable impact to accumulated deficit resulting from the excess of (a) the carrying amount of the securities exchanged (the Series C preferred stock) over (b) the fair value of the consideration exchanged (the trust preferred securities); (3) the reversal of any unamortized discount outstanding on the Series C preferred stock and (4) issuance costs. The reduction in total stockholders’ equity related to U.S. Treasury exchange transaction was approximately $416 million, which was principally impacted by the reduction of $935 million of aggregate liquidation preference value of the Series C preferred stock, partially offset by $519 million discount on the junior subordinated debentures described in item (2) above. This discount as well as the debt issue costs will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures.
This particular exchange resulted in a favorable impact to accumulated deficit of $485.3 million, which is also considered as part of earnings applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. Refer to Note 18 to the consolidated financial statements for a reconciliation of EPS.
The fair value of the trust preferred securities (junior subordinated debentures for purposes of the Corporation’s financial statements) at the date of the exchange agreement was determined internally using a discounted cash flow model. The main considerations were (1) quarterly interest payment of 5% until, but excluding December 5, 2013 and 9% thereafter; (2) assumed maturity date of 30 years, and (3) assumed discount rate of 16%. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparably-rated issuers were trading in the market and considering the amount of trust preferred securities issued to the U.S. Treasury and the credit rating of the Corporation.
Note 16 — Trust Preferred Securities
As of September 30, 2009 and 2008, the Corporation had established four trusts (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) for the purpose of issuing trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The amounts outstanding in each of the four trusts as of September 30, 2009 were impacted by the exchange offers described in Note 15 to these consolidated financial statements.
Also, as described in Note 15, in August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury for trust preferred securities issued by this trust. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation.
Refer to Note 15 to the consolidated financial statements for further information on the impact of the Exchange Offer on the trust preferred securities.
The sole assets of the five trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation.
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts as of September 30, 2009 was as follows:

(In thousands)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
					5.000% until, but excluding
					December 5, 2013 and
Distribution rate	8.327%	6.700%	6.564%	6.125%	9.000% thereafter

Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated	$54,502	$186,664	$94,486	$104,148	$936,000 aggregate
debentures aggregate liquidation amount					liquidation preference amount (carrying value of $418,833, net
					of discount of $517,167)

Stated maturity date	February 2027	November 2033	September 2034	December 2034	No stated maturity

Reference notes	(a),(c),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)	(b),(d),(h)

Financial data pertaining to the trusts as of December 31, 2008 and September 30, 2008 were as follows:

(In thousands)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$144,000	$300,000	$250,000	$130,000	—
Distribution rate	8.327%	6.700%	6.564%	6.125%	—
Common securities	$4,640	$9,279	$7,732	$4,021	—
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021	—
Stated maturity date	February 2027	November 2033	September 2034	December 2034	—
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)	—

(a)	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150 million. The Corporation had reacquired $6 million of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.

(h)	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.

Note 17 — Stockholders’ Equity
On May 1, 2009, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 470,000,000 shares to 700,000,000 shares. The stockholders also approved a decrease in the par value of the common stock of the Corporation from $6 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. During the quarter ended June 30, 2009, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (additional paid-in capital).
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
The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s preferred stock outstanding as of September 30, 2009 consisted of:

•	885,726 shares of 6.375% non-cumulative monthly income preferred stock, 2003 Series A, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2003 Series A preferred stock amounted to $6.0 million for the nine months September 30, 2009 (2008 — $8.9 million). The Corporation did not pay dividends on the Series A preferred stock during the third quarter of 2009 (2008 — $3.0 million).

•	1,120,665 shares of 8.25% non-cumulative monthly income preferred stock, 2008 Series B, no par value, liquidation preference value of $25 per share. Cash dividends declared and paid on the 2008 Series B preferred stock amounted $16.5 million for the nine months ended September 30, 2009 (2008 — $11.3 million). The Corporation did not pay dividends on the Series B preferred stock during the third quarter of 2009 (2008 — $8.3 million).
During the third quarter of 2009, the Corporation issued 357,510,076 new shares of common stock in exchange of its Series A and Series B preferred stock and trust preferred securities, which resulted in an increase in common stockholders’ equity of $923.0 million. This increase included newly issued common stock and surplus of $612.4 million and a favorable impact to accumulated deficit of $310.6 million, including $80.3 million in gains on the extinguishment of junior subordinated debentures that relate to the trust preferred securities. Refer to Notes 15 and 16 for information on the exchange offers.
As of December 31, 2008, the Corporation had outstanding 935,000 shares of its fixed rate cumulative perpetual preferred stock, Series C, $1,000 liquidation preference per share issued to the U.S. Department of Treasury (“U.S. Treasury”) in December 2008. Refer to Note 15 to the consolidated financial statements for information on the exchange agreement dated August 21, 2009 related to these shares of preferred stock. In December 2008, the Corporation also issued to the U.S. Treasury a warrant to purchase 20,932,836 shares of Popular’s common stock at an exercise price of $6.70 per share, which continues outstanding in full and without amendment as of September 30, 2009. The Corporation paid cash dividends on the Series C preferred stock during the nine months ended September 30, 2009 amounting to $20.8 million. No dividends on the Series C preferred stock were paid in the third quarter of 2009.
Refer to the 2008 Annual Report for details on the terms of each class of preferred stock.
During the quarter ended September 30, 2009, no cash dividends per share were paid to shareholders of the Corporation’s common stock (September 30, 2008 — $0.16 per common share or $45.0 million). During the nine months ended September 30, 2009, cash dividends of $0.10 per common share outstanding amounting to $28.2 million were paid to shareholders of the Corporation’s common stock (September 30, 2008 — $0.48 per common share or $134.7 million).
In June 2009, the Corporation announced the suspension of dividends on the Corporation’s common stock and Series A and B preferred stock.
The dividends paid to holders of the Corporation’s preferred stock must be declared by the Corporation’s Board of Directors. On a regular basis, the Board reviews various factors when considering the payment of dividends on the Corporation’s outstanding preferred stock, including its capital levels, recent and projected financial results and liquidity. The Board is not obligated to declare dividends and dividends do not accumulate in the event they are not paid.
The Corporation’s common stock ranks junior to all series of preferred stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of the Corporation. All series of preferred stock are pari passu. Dividends on each series of preferred stock are payable if declared. The Corporation’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Corporation fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of the Corporation to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity of the Corporation, general business conditions and other factors deemed relevant by the Corporation’s Board of Directors.

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of September 30, 2009 (December 31, 2008 — $392 million; September 30, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2009 and 2008.
Note 18 — Earnings (Losses) per Common Share
The computation of earnings (losses) per common share (“EPS”) follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2009	2008	2009	2008

Net loss from continuing operations	$(121,561)	$(211,173)	$(340,720)	$(52,761)
Net loss from discontinued operations	(3,427)	(457,370)	(19,972)	(488,242)
Preferred stock dividends (1)	5,974	(11,229)	(39,857)	(20,210)
Preferred stock discount accretion	(1,040)	—	(4,515)	—
Favorable impact from exchange of shares of Series A and B preferred stock for common stock, net of issuance costs (Refer to Note 15)	230,388	—	230,388	—
Favorable impact from exchange of Series C preferred stock to trust preferred securities (Refer to Note 15)	485,280	—	485,280	—

Net income (loss) applicable to common stock	$595,614	$(679,772)	$310,604	$(561,213)

Average common shares outstanding	425,672,578	281,489,469	330,325,348	280,841,638
Average potential common shares	—	—	—	—

Average common shares outstanding — assuming dilution	425,672,578	281,489,469	330,325,348	280,841,638

Basic and diluted EPS from continuing operations	$1.41	$(0.79)	$1.00	$(0.27)
Basic and diluted EPS from discontinued operations	(0.01)	(1.63)	(0.06)	(1.73)

Basic and diluted EPS	$1.40	$(2.42)	$0.94	$(2.00)

(1)	Amount presented for the quarter ended September 30, 2009 represents the reversal of dividends on Series C preferred stock considered accrued as of June 30, 2009 for EPS purposes only. These cumulative dividends were not paid as dividends to the Series C preferred stockholders given the terms of the exchange agreement to trust preferred securities, which was effected in August 2009. The exchange agreement is discussed in Note 15 to the consolidated financial statements.

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants and stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine-month period ended September 30, 2009, there were 2,674,505 and 2,770,846 weighted average antidilutive stock options outstanding, respectively (September 30, 2008 — 3,012,350 and 3,049,600). Additionally, the Corporation has outstanding a warrant to purchase 20,932,836 shares of common stock, which have an antidilutive effect as of September 30, 2009.
Note 19 — Commitments, Contingencies and Guarantees
Commercial letters of credit and stand-by letters of credit amounted to $18 million and $162 million, respectively, as of September 30, 2009 (December 31, 2008 — $19 million and $181 million; September 30, 2008 — $28 million and $175 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of September 30, 2009, the Corporation recorded a liability of $0.6 million (December 31, 2008 - $0.7 million and September 30, 2008 — $0.6 million), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
The Corporation securitizes mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, full or lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may sell loans subject to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties. Generally, the Corporation retains the right to service the loans when securitized or sold with credit recourse.
As of September 30, 2009, the Corporation serviced $4.5 billion (December 31, 2008 — $4.9 billion and September 30, 2008 — $3.8 billion) in residential mortgage loans with credit recourse or other servicer-provided credit enhancement. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party investor for loss or repurchase the loan. The maximum potential amount of future payments that the Corporation would be required to make under the agreement in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the mortgage loan. Historically, the losses associated with these guarantees have not been significant. As of September 30, 2009, the Corporation had reserves of approximately $16 million (December 31, 2008 - $14 million and September 30, 2008 — $8 million) to cover the estimated credit loss exposure. As of September 30, 2009, the Corporation also serviced $13.2 billion (December 31, 2008 — $12.7 billion and September 30, 2008 — $16.2 billion) in mortgage loans without recourse or other servicer-provided credit enhancement. Although the Corporation may, from time to time, be required to make advances to maintain a regular flow of scheduled interest and principal payments to investors, including special purpose entities, this does not represent an insurance against losses. These loans serviced are mostly insured by FHA, VA, and others.
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
Certain of the representations and warranties covered under these indemnifications expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. In the event of a breach of a representation, the Corporation may be required to repurchase the loan. The indemnifications outstanding as of September 30, 2009 do not require the repurchase of loans under credit recourse obligations. As of September 30, 2009, the Corporation has an indemnification reserve in other liabilities of approximately $19 million for potential future claims under the indemnity clauses (December 31, 2008 — $16 million). If there is a breach of a representation or warranty, the Corporation may be required to repurchase the loan. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. In addition, the Corporation agreed to restrict $10 million in cash or cash equivalents for a period of one year, which expired in November 3, 2009.
The Corporation has also established reserves for representations and warranties on sold loans by its subsidiary E-LOAN (“the Company”). As such, although the risk of loss or default is generally assumed by the investors, the Company is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral. To the extent that the Company does not comply with such representations, it may be required to repurchase loans or indemnify investors for any related losses or borrower defaults. In connection with a majority of its loan sale agreements, E-LOAN is also responsible for ensuring that the borrower makes a minimum number of payments on each loan, or the Company may be required to refund the premium paid to it by the loan purchaser. These reserves, which are included as part of other liabilities in the consolidated statement of condition, amounted to $21 million as of September 30, 2009.
During the nine months ended September 30, 2009, the Corporation sold a lease financing portfolio of approximately $0.3 billion. In conjunction with this sale, the Corporation recognized an indemnification reserve of approximately $11 million as of September 30, 2009 to provide for any losses on the breach of certain representations and warranties included in the sale agreement. This reserve is included as part of other liabilities in the consolidated statement of condition.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $698 million as of September 30, 2009 (December 31, 2008 — $1.7 billion and September 30, 2008 — $2.3 billion). In addition, as of September 30, 2009, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) (December 31, 2008 and September 30, 2008 — $824 million) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 16 to the consolidated financial statements for further information.
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
Between May 14, 2009 and November 9, 2009, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc. and certain of its directors and officers, among others. Two of the class actions (Hoff v. Popular, Inc., et al. and Otero v. Popular, Inc., et al.) have now been consolidated. On October 19, 2009, the plaintiffs in the Hoff case filed an amended complaint which includes as defendants the underwriters in the offering of the Series B Preferred Stock in May 2008. The consolidated action purports to be on behalf of purchasers of our securities between January 23, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading in connection with the offering of the Series B Preferred Stock in May 2008. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. The Corporation and the individual defendants expect to move to dismiss the consolidated securities class action complaint. The remaining class actions (Walsh v. Popular, Inc. et al.; Montanez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.) purport to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k)

Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan between January 23, 2008 and the dates of the complaints to recover losses pursuant to Sections 409, 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (ERISA) against the Corporation, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The complaints allege that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaints seek to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys fees. These ERISA actions have now been consolidated. Pursuant to a stipulation among the parties, plaintiffs are due to file a consolidated complaint on November 30, 2009. The derivative claims (Garcia v. Carrión, et al. and Diaz v. Carrión, et al.) are brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated the Garcia action with the consolidated securities class action for purposes of discovery. On October 15, 2009, the Corporation and the individual defendants moved to dismiss the Garcia complaint for failure to make a demand on the Board of Directors prior to initiating litigation. Pursuant to a stipulation among the parties, plaintiffs are due to file an amended complaint on November 20, 2009. The Diaz case, filed in local court, has been removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, the Corporation and the individual defendants moved to consolidate the Garcia and Diaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to our results of operations.
Note 20 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories that exceed one percent of the aggregate of total interest income plus non-interest income for the quarters and nine-months ended:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Debit card fees	$26,986	$28,170	$80,867	$79,880
Credit card fees and discounts	23,497	27,138	70,951	81,664
Processing fees	13,638	13,044	40,773	38,587
Insurance fees	11,463	12,378	36,014	38,254
Sale and administration of investment products	8,181	6,890	25,204	25,966
Other fees	13,849	7,682	44,775	42,298

Total	$97,614	$95,302	$298,584	$306,649

Note 21 — Pension and Postretirement Benefits
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
The components of net periodic pension cost for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Nine months ended		Quarters ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	—	$2,315	$3,330	$6,945	—	$182	$341	$546
Interest cost	$8,041	8,611	24,630	25,833	$391	461	1,225	1,383
Expected return on plan assets	(6,221)	(10,169)	(19,320)	(30,507)	(307)	(420)	(932)	(1,260)
Amortization of prior service cost	—	67	44	201	—	(13)	(8)	(39)
Amortization of net loss	3,203	—	10,590	—	185	172	683	515

Net periodic cost	$5,023	$824	$19,274	$2,472	$269	$382	$1,309	$1,145
One-time settlement gain	—	—	—	—	—	(24)	—	(24)
Curtailment gain	—	—	820	—	—	—	(341)	—

Total cost	$5,023	$824	$20,094	$2,472	$269	$358	$968	$1,121

The Plans experienced a steep decline in the fair value of plan assets for the year ended December 31, 2008, which resulted in a significant increase in the actuarial loss component of accumulated other comprehensive income as of December 31, 2008. The increase in net periodic pension cost, shown above, for the nine months ended September 30, 2009 versus the same period in 2008 was primarily due to the amortization of actuarial loss into pension expense and a lower expected return on plan assets.
For the nine months ended September 30, 2009, contributions made to the pension and restoration plans amounted to approximately $11.0 million. The total contributions expected to be paid during the year 2009 for the pension and restoration plans amount to approximately $14.4 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Service cost	$549	$485	$1,647	$1,455
Interest cost	2,026	1,967	6,078	5,901
Amortization of prior service cost	(261)	(262)	(784)	(786)

Total net periodic cost	$2,314	$2,190	$6,941	$6,570

For the nine months ended September 30, 2009, contributions made to the postretirement benefit plan amounted to approximately $3.4 million. The total contributions expected to be paid during the year 2009 for the postretirement benefit plan amount to approximately $5.0 million.

Note 22 — Restructuring Plans
As indicated in the 2008 Annual Report, on October 17, 2008, the Board of Directors of Popular, Inc. approved two restructuring plans for the BPNA reportable segment. The objective of the restructuring plans is to improve profitability in the short-term, increase liquidity and lower credit costs and, over time, achieve a greater integration with corporate functions in Puerto Rico.
BPNA Restructuring Plan
The restructuring plan for BPNA’s banking operations (the “BPNA Restructuring Plan”) contemplates the following measures: closing, consolidating or selling approximately 40 underperforming branches in all existing markets; the shutting down, sale or downsizing of lending businesses that do not generate deposits or fee income; and the reduction of general expenses associated with functions supporting the aforementioned branch and balance sheet initiatives. The Corporation expects to complete the BPNA Restructuring Plan by the end of 2009. The following table details the expenses recognized during the quarter and nine months ended September 30, 2009 that were associated with this particular restructuring plan.

	Quarter ended		Nine months ended
(In thousands)	September 30, 2009		September 30, 2009

Personnel costs	$1,054	(a)	$5,332	(a)
Net occupancy expenses	47		120
Other operating expenses	—		453	(b)

Total restructuring costs	$1,101		$5,905

(a)	Severance, retention bonuses and other benefits

(b)	Impairment on long-lived assets

As of September 30, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on
(In thousands)	long-lived assets	Restructuring costs	Total

Year ended December 31, 2008	$5,481	$14,195	$19,676
Quarter ended:
March 31, 2009	453	2,920	3,373
June 30, 2009	—	1,431	1,431
September 30, 2009	—	1,101	1,101

Total	$5,934	$19,647	$25,581

The following table presents the activity during 2009 in the reserve for restructuring costs associated with the BPNA Restructuring Plan.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$10,852
Charges during the quarter ended March 31, 2009	3,373
Cash payments	(4,585)

Balance at March 31, 2009	$9,640
Charges during the quarter ended June 30, 2009	1,431
Cash payments	(3,262)

Balance at June 30, 2009	$7,809
Charges during the quarter ended September 30, 2009	1,101
Cash payments	(1,170)

Balance as of September 30, 2009	$7,740

The reserve balances as of September 30, 2009 were mostly related to lease terminations.
Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $3.3 million and are mostly associated with lease terminations.

E-LOAN 2008 Restructuring Plan
The E-LOAN 2008 Restructuring Plan involved E-LOAN ceasing to operate as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA. As part of the 2008 plan, all operational and support functions were transferred to BPNA and EVERTEC. The 2008 E-LOAN Restructuring Plan is substantially complete as of September 30, 2009 since all operational and support functions were transferred to BPNA and EVERTEC and loan servicing was transferred to a third-party provider. As of September 30, 2009, E-LOAN’s workforce totaled 8 FTEs.
The following table details the expenses recognized during the quarter and nine months ended September 30, 2009 that were associated with the E-LOAN 2008 Restructuring Plan.

	Quarter ended		Nine months ended
(In thousands)	September 30, 2009		September 30, 2009

Personnel costs	$243	(a)	$2,946	(a)

Total restructuring costs	$243		$2,946

(a)	Severance, retention bonuses and other benefits

As of September 30, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on
(In thousands)	long-lived assets	Restructuring costs	Total

Year ended December 31, 2008	$18,867	$3,131	$21,998
Quarter ended
March 31, 2009	—	1,818	1,818
June 30, 2009	—	885	885
September 30, 2009	—	243	243

Total	$18,867	$6,077	$24,944

The following table presents the activity in the reserve for restructuring costs associated with the E-LOAN 2008 Restructuring Plan for the nine months ended September 30, 2009.

Restructuring
(In thousands)	Costs

Balance as of January 1, 2009	$3,015
Charges during the quarter ended March 31, 2009	1,818
Cash payments	(1,528)

Balance at March 31, 2009	$3,305
Charges during the quarter ended June 30, 2009	885
Cash payments	(1,708)

Balance at June 30, 2009	$2,482
Charges during the quarter ended September 30, 2009	243
Cash payments	(1,667)

Balance as of September 30, 2009	$1,058

The reserve balance as of September 30, 2009 was mostly associated with personnel costs.
Additional restructuring costs expected to be incurred associated with this restructuring plan are estimated at $0.2 million.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.

Note 23 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(In millions)	2009	2008

Balance as of January 1	$45.2	$22.2
Additions for tax positions — January through March	1.7	1.4
Reductions as a result of settlements — January through March	(0.6)	—

Balance as of March 31	$46.3	$23.6
Additions for tax positions — April through June	2.2	4.4

Balance as of June 30	$48.5	$28.0
Additions for tax positions-July through September	1.5	1.1
Reductions as a result of lapse of the applicable statute of limitation	(2.5)	—

Balance as of September 30	$47.5	$29.1

As of September 30, 2009, the related accrued interest approximated $6.3 million (September 30, 2008 — $4.1 million). Management determined that as of September 30, 2009 and 2008 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $45.7 million as of September 30, 2009 (September 30, 2008 — $27.8 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of September 30, 2009, the following years remain subject to examination in the U.S. Federal jurisdiction — 2007 and thereafter; and in the Puerto Rico jurisdiction — 2005 and thereafter. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2007 which is still in process. Although the outcomes of the tax audits are uncertain, the Corporation believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	September 30,	December 31,
(In thousands)	2009	2008

Deferred tax assets:
Tax credits available for carryforward and other credits available	$10,346	$74,676
Net operating losses carryforward available	805,878	670,326
Deferred compensation	1,797	2,628
Postretirement and pension benefits	126,450	149,027
Deferred loan origination fees	8,886	8,603
Allowance for loan losses	511,624	368,690
Deferred gains	14,315	18,307
Intercompany deferred gains	7,016	11,263
SFAS. No 159 - Fair value option	—	13,132
Other temporary differences	36,320	35,323

Total gross deferred tax assets	1,522,632	1,351,975

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	24,619	21,017
Deferred loan origination costs	10,235	11,228
Accelerated depreciation	7,991	9,348
Unrealized net gain on securities available-for-sale	35,231	78,761
Unrealized gain on derivatives	1,076	—
Other temporary differences	13,294	13,232

Total gross deferred tax liabilities	92,446	133,586

Gross deferred tax assets less liabilities	1,430,186	1,218,389
Less: Valuation allowance	1,049,604	861,018

Net deferred tax assets	$380,582	$357,371

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. Accounting guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2009. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position in recent years and the financial results of the continuing business in the U.S. outweighed the positive evidence objectively verifiable and has caused the Corporation to conclude that it is more likely than not that the Corporation will not be able to realize the related deferred tax assets in the future. As of September 30, 2009, the Corporation’s U.S. mainland operations’ net deferred tax assets amounted to $1.03 billion with a valuation allowance of $1.05 billion. The additional valuation allowance of $17 million is related to a deferred tax liability on the indefinite-lived intangible assets, mainly at BPNA. Management will continue to reassess the realization of the deferred tax assets each reporting period.

Note 24 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect as of September 30, 2009 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of September 30, 2009:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,320,826	$15.84	2.99	1,320,826	$15.84
$19.25 - $27.20	1,353,679	$25.20	4.73	1,264,697	$25.06

$14.39 - $27.20	2,674,505	$20.57	3.87	2,585,523	$20.35

The aggregate intrinsic value of options outstanding as of September 30, 2009 was $0.3 million (September 30, 2008 — $2.6 million). There was no intrinsic value of options exercisable as of September 30, 2009 and 2008.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2008	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(40,842)	26.29
Expired	(85,507)	19.67

Outstanding as of December 31, 2008	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(46,657)	26.20
Expired	(244,681)	19.74

Outstanding as of September 30, 2009	2,674,505	$20.57

The stock options exercisable as of September 30, 2009 totaled 2,585,523 (September 30, 2008 - 2,694,783). There were no stock options exercised during the quarters and nine-month periods ended September 30, 2009 and 2008. Thus, there was no intrinsic value of options exercised during the quarters and nine-month periods ended September 30, 2009 and 2008.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2008 and 2009.
For the quarter ended September 30, 2009, the Corporation recognized $0.1 million of stock option expense, with an income tax expense of $40 thousand (September 30, 2008 — $0.3 million, with a tax benefit of $0.1 million). For the nine months ended September 30, 2009, the Corporation recognized $162 thousand of stock option expense, with a tax benefit of $45 thousand (September 30, 2008 - $0.8 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost as of September 30, 2009 related to non-vested stock option awards was $0.1 million and is expected to be recognized over a weighted-average period of 3 months.
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
The following table summarizes the restricted stock activity under the Incentive Plan for members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	303,686	$22.37
Granted	—	—
Vested	(50,648)	20.33
Forfeited	(4,699)	19.95

Non-vested as of December 31, 2008	248,339	$22.83
Granted	—	—
Vested	(104,791)	21.93
Forfeited	(3,627)	19.95

Non-vested as of September 30, 2009	139,921	$23.56

During the quarters and nine-month periods ended September 30, 2009 and 2008, no shares of restricted stock were awarded to management under the Incentive Plan corresponding to the performance of 2008 and 2007.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant will receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of September 30, 2009, 35,397 (September 30, 2008 — 6,528) shares have been granted under this plan to terminated employees.
During the quarter ended September 30, 2009, the Corporation recognized $0.6 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (September 30, 2008 — $0.5 million, with a tax benefit of $0.2 million). For the nine-month period ended September 30, 2009, the Corporation recognized $1.4 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (September 30, 2008 — $1.7 million, with a tax benefit of $0.6 million). The fair market value of the restricted stock vested was $1.8 million at grant date and $0.3 million at vesting date. This triggers a shortfall of $1.5 million that was recorded as an additional income tax expense at the applicable income tax rate net of deferred tax asset valuation allowance since the Corporation does not have any surplus due to windfalls. During the quarter ended September 30, 2009, the Corporation recognized $0.3 million of performance share expense, with a tax benefit of $107 thousand (September 30, 2008 — $12 thousand, with a tax benefit of $5 thousand). During the nine-month period ended September 30, 2009, the Corporation recognized $0.6 million of performance share expense, with a tax benefit of $129 thousand (September 30, 2008 — $0.9 million, with a tax benefit of $0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of September 30, 2009 was $6.6 million and is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2008	—	—
Granted	56,025	$10.75
Vested	(56,025)	10.75
Forfeited	—	—

Non-vested as of December 31, 2008	—	—
Granted	251,993	$2.65
Vested	(251,993)	2.65
Forfeited	—	—

Non-vested as of September 30, 2009	—	—

During the quarter ended September 30, 2009, the Corporation granted 78,070 (September 30, 2008 — 5,467) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $47 thousand (September 30, 2008 — $0.1 million, with a tax benefit of $45 thousand). For the nine-month period ended September 30, 2009, the Corporation granted 251,993 (September 30, 2008 - 50,815) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During the nine-month period ended September 30, 2009, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $141 thousand (September 30, 2008 — $0.3 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during 2009 for directors was $0.7 million.

Note 25 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the nine-month period are listed in the following table:

(In thousands)	September 30, 2009	September 30, 2008

Non-cash activities:
Loans transferred to other real estate	$116,200	$78,521
Loans transferred to other property	29,331	32,725

Total loans transferred to foreclosed assets	145,531	111,246
Transfers from loans held-in-portfolio to loans held-for-sale	32,270	690,222
Transfers from loans held-for-sale to loans held-in-portfolio	175,043	60,032
Loans securitized into investment securities (a)	1,112,061	1,357,249
Recognition of mortgage servicing rights on securitizations or asset transfers	19,640	22,033
Treasury stock retired	207,139	—
Change in par value of common stock	1,689,389	—
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	(397,911)	—
New common stock issued	317,652	—
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A and B)	(524,079)	—
New common stock issued	293,691	—
Preferred stock exchanged for new trust preferred securities issued:
Preferred stock exchanged (Series C)	(901,165)	—
New trust preferred securities issued (junior subordinated debentures)	415,885	—

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.
Note 26 — Segment Reporting
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of September 30, 2009, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
For segment reporting purposes, the impact of recording the valuation allowance on deferred tax assets of the U.S. operations was assigned to each legal entity within PNA (including PNA holding company as an entity) based on each entity’s net deferred tax asset as of December 31, 2008 and September 30, 2009, except for PFH. The impact of recording the valuation allowance at PFH was allocated among continuing and discontinued operations. The portion attributed to the continuing operations was based on PFH’s net deferred tax asset balance at January 1, 2008. The valuation allowance on deferred taxes, as it relates to the operating losses of PFH for the year 2008 and nine months ended September 30, 2009, was assigned to the discontinued operations.
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
The results of operations included in the tables below for the quarters and nine months ended September 30, 2009 and 2008 exclude the results of operations of the discontinued business of PFH. Segment assets as of

September 30, 2008 also exclude the assets of the discontinued operations.
2009
For the quarter ended September 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$217,859	$77,588	$(304)	—
Provision for loan losses	153,350	177,713	—	—
Non-interest income	130,373	6,395	62,269	$(36,160)
Amortization of intangibles	1,270	910	199	—
Depreciation expense	9,665	2,679	2,880	—
Gain on extinguishment of debt	955	—	—	—
Other operating expenses	191,889	70,045	41,706	(36,234)
Income tax expense	1,883	2,553	6,341	31

Net (loss) income	$(10,780)	$(169,917)	$10,839	$43

Segment Assets	$23,872,592	$11,443,083	$257,456	$(68,248)

For the quarter ended September 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$295,143	$(19,037)	$283	$276,389
Provision for loan losses	331,063	—	—	331,063
Non-interest income	162,877	5,401	(8,234)	160,044
Amortization of intangibles	2,379	—	—	2,379
Depreciation expense	15,224	206	—	15,430
Gain on extinguishment of debt	955	(78,337)	(1,922)	(79,304)
Other operating expenses	267,406	17,343	(2,654)	282,095
Income tax expense (benefit)	10,808	(5,171)	694	6,331

Net (loss) income	$(169,815)	$52,323	$(4,069)	$(121,561)

Segment Assets	$35,504,883	$5,401,904	$(5,268,983)	$35,637,804

For the nine months ended September 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$650,927	$234,929	$(785)	—
Provision for loan losses	486,343	566,693	—	—
Non-interest income	626,627	15,892	194,279	$(109,295)
Amortization of intangibles	3,869	2,731	618
Depreciation expense	29,550	8,258	9,875	(22)
Gain on extinguishment of debt	955	—	—	—
Other operating expenses	579,752	236,453	125,790	(109,103)
Income tax expense (benefit)	1,224	(5,692)	18,406	(67)

Net income (loss)	$175,861	$(557,622)	$38,805	$(103)

For the nine months ended September 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$885,071	$(53,952)	$816	$831,935
Provision for loan losses	1,053,036	—	—	1,053,036
Non-interest income	727,503	4,799	(11,688)	720,614
Amortization of intangibles	7,218	—	—	7,218
Depreciation expense	47,661	1,372	—	49,033
Gain on extinguishment of debt	955	(78,337)	(1,922)	(79,304)
Other operating expenses	832,892	51,762	(6,159)	878,495
Income tax expense (benefit)	13,871	(29,989)	909	(15,209)

Net (loss) income	$(343,059)	$6,039	$(3,700)	$(340,720)

2008
For the quarter ended September 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$238,373	$89,424	$(134)	—
Provision for loan losses	128,917	123,243	—	—
Non-interest income	120,329	52,486	63,350	$(37,020)
Amortization of intangibles	2,241	1,506	219	—
Depreciation expense	10,292	3,525	3,569	(18)
Other operating expenses	184,406	91,285	46,710	(36,616)
Income tax (benefit) expense	(2,548)	61,394	4,231	(150)

Net income (loss)	$35,394	$(139,043)	$8,487	$(236)

Segment Assets	$26,262,308	$12,747,724	$260,439	$(241,376)

For the quarter ended September 30, 2008

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$327,663	$(3,670)	$289	$324,282
Provision for loan losses	252,160	—	—	252,160
Non-interest income (loss)	199,145	(9,621)	(1,596)	187,928
Amortization of intangibles	3,966	—	—	3,966
Depreciation expense	17,368	584	—	17,952
Other operating expenses	285,785	17,160	(1,948)	300,997
Income tax expense	62,927	106,929	(21,548)	148,308

Net loss	$(95,398)	$(137,964)	$22,189	$(211,173)

Segment Assets	$39,029,095	$6,326,012	$(5,933,634)	$39,421,473

For the nine months ended September 30, 2008

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$726,256	$277,227	$(603)	—
Provision for loan losses	339,151	263,370	—	—
Non-interest income	483,087	135,583	198,922	$(112,601)
Amortization of intangibles	3,749	4,527	672	—
Depreciation expense	31,296	10,793	10,849	(54)
Other operating expenses	568,923	276,105	138,975	(111,428)
Income tax expense	39,517	33,350	14,083	(436)

Net income (loss)	$226,707	$(175,335)	$33,740	$(683)

For the nine months ended September 30, 2008

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$1,002,880	$(13,482)	$940	$990,338
Provision for loan losses	602,521	40	—	602,561
Non-interest income	704,991	(7,251)	(9,263)	688,477
Amortization of intangibles	8,948	—	—	8,948
Depreciation expense	52,884	1,737	—	54,621
Other operating expenses	872,575	47,949	(7,545)	912,979
Income tax expense	86,514	86,627	(20,674)	152,467

Net income (loss)	$84,429	$(157,086)	$19,896	$(52,761)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2009
For the quarter ended September 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$77,277	$137,449	$3,010	$123	$217,859
Provision for loan losses	98,536	54,814	—	—	153,350
Non-interest income	26,565	76,758	27,049	1	130,373
Amortization of intangibles	28	1,079	163	—	1,270
Depreciation expense	3,785	5,571	309	—	9,665
Gain on extinguishment of debt	955	—	—	—	955
Other operating expenses	51,928	123,628	16,405	(72)	191,889
Income tax (benefit) expense	(20,892)	17,776	4,919	80	1,883

Net (loss) income	$(30,498)	$11,339	$8,263	$116	$(10,780)

Segment Assets	$10,111,972	$17,193,362	$513,411	$(3,946,153)	$23,872,592

For the nine months ended September 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$225,595	$415,675	$9,195	$462	$650,927
Provision for loan losses	316,005	170,338	—	—	486,343
Non-interest income	131,192	421,565	74,313	(443)	626,627
Amortization of intangibles	131	3,190	548	—	3,869
Depreciation expense	12,518	16,080	952	—	29,550
Gain on extinguishment of debt	955	—	—	—	955
Other operating expenses	155,500	377,064	47,393	(205)	579,752
Income tax (benefit) expense	(77,061)	66,202	11,986	97	1,224

Net (loss) income	$(51,261)	$204,366	$22,629	$127	$175,861

2008
For the quarter ended September 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$83,878	$151,284	$3,062	$149	$238,373
Provision for loan losses	99,564	29,353	—	—	128,917
Non-interest income	26,655	73,157	20,988	(471)	120,329
Amortization of intangibles	76	2,011	154	—	2,241
Depreciation expense	5,062	4,901	329	—	10,292
Other operating expenses	45,892	123,290	15,297	(73)	184,406
Income tax (benefit) expense	(20,683)	15,662	2,558	(85)	(2,548)

Net (loss) income	$(19,378)	$49,224	$5,712	$(164)	$35,394

Segment Assets	$11,596,931	$18,925,656	$434,585	$(4,694,864)	$26,262,308

For the nine months ended September 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$265,637	$451,270	$8,919	$430	$726,256
Provision for loan losses	217,582	121,569	—	—	339,151
Non-interest income	87,811	319,103	76,763	(590)	483,087
Amortization of intangibles	137	3,155	457	—	3,749
Depreciation expense	12,414	17,944	938	—	31,296
Other operating expenses	148,165	370,195	50,794	(231)	568,923
Income tax (benefit) expense	(27,088)	55,064	11,473	68	39,517

Net income	$2,238	$202,446	$22,020	$3	$226,707

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2009
For the quarter ended September 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$76,833	$482	$273	$77,588
Provision for loan losses	143,879	33,834	—	177,713
Non-interest income (loss)	16,573	(10,129)	(49)	6,395
Amortization of intangibles	910	—	—	910
Depreciation expense	2,387	292	—	2,679
Other operating expenses	67,743	2,302	—	70,045
Income tax expense	785	1,768	—	2,553

Net loss	$(122,298)	$(47,843)	$224	$(169,917)

Segment Assets	$12,076,358	$626,462	$(1,259,737)	$11,443,083

For the nine months ended September 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$226,564	$7,453	$912	$234,929
Provision for loan losses	462,254	104,439	—	566,693
Non-interest income (loss)	43,376	(27,397)	(87)	15,892
Amortization of intangibles	2,731	—	—	2,731
Depreciation expense	7,359	899	—	8,258
Other operating expenses	221,011	15,440	2	236,453
Income tax expense (benefit)	163	(5,855)	—	(5,692)

Net loss	$(423,578)	$(134,867)	$823	$(557,622)

2008
For the quarter ended September 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$84,029	$5,015	$380	$89,424
Provision for loan losses	83,934	39,309	—	123,243
Non-interest income	48,487	4,218	(219)	52,486
Amortization of intangibles	1,056	450	—	1,506
Depreciation expense	3,064	461	—	3,525
Other operating expenses	76,203	15,078	4	91,285
Income tax expense	19,961	41,378	55	61,394

Net loss	$(51,702)	$(87,443)	$102	$(139,043)

Segment Assets	$13,113,220	$923,647	$(1,289,143)	$12,747,724

For the nine months ended September 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$257,162	$19,011	$1,054	$277,227
Provision for loan losses	171,281	92,089	—	263,370
Non-interest income	120,656	15,485	(558)	135,583
Amortization of intangibles	3,178	1,349	—	4,527
Depreciation expense	9,382	1,411	—	10,793
Other operating expenses	223,173	52,922	10	276,105
Income tax expense	19,358	13,822	170	33,350

Net loss	$(48,554)	$(127,097)	$316	$(175,335)

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2009	2008	2009	2008

Banco Popular de Puerto Rico:
Commercial Banking	—	$158	—	$848
Consumer and Retail Banking	$2	303	$2	1,904
Other Financial Services	(65)	(50)	(195)	(180)
Banco Popular North America:
Banco Popular North America	10	(456)	29	(2,737)
E-LOAN	—	—	—	(627)
EVERTEC	(36,107)	(36,975)	(109,131)	(111,809)

Total intersegment revenues from continuing operations	$(36,160)	$(37,020)	$(109,295)	$(112,601)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

Geographic Information	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2009	2008	2009	2008

Revenues (1)
Puerto Rico	$331,364	$352,893	$1,244,649	$1,201,999
United States	79,782	134,177	208,780	393,005
Other	25,287	25,140	99,120	83,811

Total consolidated revenues from continuing operations	$436,433	$512,210	$1,552,549	$1,678,815

(1)	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008

Selected Balance Sheet Information: (1)
Puerto Rico
Total assets	$22,802,274	$24,886,736	$24,817,377
Loans	14,537,544	15,160,033	15,374,817
Deposits	16,570,569	16,737,693	17,261,205
Mainland United States
Total assets	$11,669,207	$12,713,357	$13,281,147
Loans	9,156,724	10,417,840	10,519,632
Deposits	8,792,328	9,662,690	9,429,980
Other
Total assets	$1,166,323	$1,270,089	$1,322,949
Loans	777,248	691,058	686,720
Deposits (2)	1,020,001	1,149,822	1,220,212

(1)	Does not include balance sheet information of the discontinued operations for the periods ended December 31, 2008 and September 30, 2008.

(2)	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 27 — Subsequent Event
On October 16, 2009, the Corporation completed the sale of six New Jersey bank branches pertaining to BPNA with approximately $225 million in deposits. The Corporation did not sell loans as part of the transaction. The transaction resulted in a gain of approximately $591 thousand, which will be recorded in the fourth quarter of 2009.
Note 28 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of September 30, 2009, December 31, 2008 and September 30, 2008, and the results of their operations and cash flows for the periods ended September 30, 2009 and 2008.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc. and Popular Mortgage Servicing, Inc.; and

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of September 30, 2009, BPPR could have declared a dividend of approximately $56 million (December 31, 2008 — $32 million; September 30, 2008 — $92 million) without the approval of the Federal Reserve Board. As of September 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2008 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$958	$7,688	$381	$607,134	$(9,300)	$606,861
Money market investments	10,050	47,439	411	1,098,734	(57,811)	1,098,823
Investment securities available-for-sale, at fair value		3,643		6,991,597	(1,949)	6,993,291
Investment securities held-to-maturity, at amortized cost	455,769	1,250		185,931	(430,000)	212,950
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	159,600		174,943
Trading account securities, at fair value				446,368		446,368
Investment in subsidiaries	3,182,664	782,962	1,195,929		(5,161,555)
Loans held-for-sale measured at lower of cost or fair value				75,447		75,447

Loans held-in-portfolio	171,906		4,600	24,528,725	(192,265)	24,512,966
Less — Unearned income				116,897		116,897
Allowance for loan losses	60			1,207,341		1,207,401

	171,846		4,600	23,204,487	(192,265)	23,188,668

Premises and equipment, net	3,074		125	586,393		589,592
Other real estate	74			129,411		129,485
Accrued income receivable	143	178	52	131,568	(196)	131,745
Servicing assets				183,376		183,376
Other assets	42,384	70,624	20,336	1,050,561	(30,225)	1,153,680
Goodwill				606,508		606,508
Other intangible assets	554			45,513		46,067

	$3,878,366	$913,785	$1,226,326	$35,502,628	$(5,883,301)	$35,637,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,291,058	$(9,241)	$4,281,817
Interest bearing				22,158,892	(57,811)	22,101,081

				26,449,950	(67,052)	26,382,898
Federal funds purchased and assets sold under agreements to repurchase				2,807,891		2,807,891
Other short-term borrowings	$26,215			167,127	(190,265)	3,077
Notes payable at cost	1,059,645		$434,277	1,157,899	(2,000)	2,649,821
Subordinated notes				430,000	(430,000)
Other liabilities	50,050	$78	37,878	996,043	(32,388)	1,051,661

	1,135,910	78	472,155	32,008,910	(721,705)	32,895,348

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,787,750	3,292,438	3,176,208	4,495,509	(10,957,245)	2,794,660
Accumulated deficit	(62,615)	(2,353,525)	(2,435,062)	(1,062,519)	5,844,196	(69,525)
Accumulated other comprehensive (loss) income, net of tax	(39,223)	(29,167)	13,023	8,406	7,738	(39,223)
Treasury stock, at cost	(11)					(11)

	2,742,456	913,707	754,171	3,493,718	(5,161,596)	2,742,456

	$3,878,366	$913,785	$1,226,326	$35,502,628	$(5,883,301)	$35,637,804

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,582	$64	$7,676	$1,176,453	$(1,778)	$1,183,997
Money market investments	68,540	39,415	15,739	309,393	(123,590)	309,497
Investment securities available-for-sale, at fair value		9,562		7,559,180		7,568,742
Investment securities held-to-maturity, at amortized cost	456,486	1,250		692,096	(430,000)	719,832
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	202,340		229,158
Trading account securities, at fair value				444,398		444,398
Investment in subsidiaries	2,428,180	201,659	1,548,408		(4,178,247)
Loans held-for-sale measured at lower of cost or market value				245,134		245,134

Loans held-in-portfolio	812,694		901,000	26,539,342	(1,733,231)	26,519,805
Less — Unearned income				183,770		183,770
Allowance for loan losses	60			726,420		726,480

	812,634		901,000	25,629,152	(1,733,231)	25,609,555

Premises and equipment, net	22,558		129	597,782		620,469
Other real estate	47			72,558		72,605
Accrued income receivable	999	140	7,798	197,312	(8,700)	197,549
Servicing assets				132,484		132,484
Other assets	26,579	66,295	64,644	1,297,650	(42,949)	1,412,219
Goodwill				608,172		608,172
Other intangible assets	554			67,108		67,662
Assets from discontinued operations				968,669		968,669

	$3,832,584	$318,386	$2,557,786	$40,199,881	$(6,518,495)	$40,390,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,067,440	$(1,720)	$4,065,720
Interest bearing				23,885,241	(39,564)	23,845,677

				27,952,681	(41,284)	27,911,397
Federal funds purchased and assets sold under agreements to repurchase			$39,951	3,774,114	(84,026)	3,730,039
Other short-term borrowings			77,462	1,328,779	(899,230)	507,011
Notes payable	$778,300		2,187,762	2,110,425	(834,000)	4,242,487
Subordinated notes				430,000	(430,000)
Other liabilities	46,811	$71	77,824	738,319	(51,663)	811,362
Liabilities of discontinued operations				180,373		180,373

	825,111	71	2,382,999	36,514,691	(2,340,203)	37,382,669

Stockholders’ equity:
Preferred stock	586,875					586,875
Common stock	1,772,010	3,961	2	51,819	(55,782)	1,772,010
Surplus	555,227	1,451,193	1,334,964	3,560,903	(6,338,266)	564,021
Retained earnings (accumulated deficit)	392,856	(1,085,414)	(1,151,358)	122,898	2,105,080	384,062
Accumulated other comprehensive loss, net of tax	(91,983)	(51,425)	(8,821)	(50,053)	110,299	(91,983)
Treasury stock, at cost	(207,512)			(377)	377	(207,512)

	3,007,473	318,315	174,787	3,685,190	(4,178,292)	3,007,473

	$3,832,584	$318,386	$2,557,786	$40,199,881	$(6,518,495)	$40,390,142

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries		$7,500	$15,000		$(22,500)
Loans	$1,995		2	$371,173	(1,804)	$371,366
Money market investments	14	331		1,511	(346)	1,510
Investment securities	8,469	11	175	72,613	(6,908)	74,360
Trading account securities				7,227		7,227

	10,478	7,842	15,177	452,524	(31,558)	454,463

INTEREST EXPENSE:
Deposits				119,280	(339)	118,941
Short-term borrowings	28		15	17,892	(1,793)	16,142
Long-term debt	19,917		10,524	19,757	(7,207)	42,991

	19,945		10,539	156,929	(9,339)	178,074

Net interest (loss) income	(9,467)	7,842	4,638	295,595	(22,219)	276,389
Provision for loan losses				331,063		331,063

Net interest (loss) income after provision for loan losses	(9,467)	7,842	4,638	(35,468)	(22,219)	(54,674)
Service charges on deposit accounts				54,208		54,208
Other service fees				101,240	(3,626)	97,614
Net gain (loss) on sale and valuation adjustments of investment securities	2,058	(3,574)		(5,485)	(2,058)	(9,059)
Trading account profit				7,579		7,579
Loss on sale of loans and valuation adjustments on loans held-for-sale				(8,728)		(8,728)
Other operating (loss) income	(7)	4,440	3,076	13,471	(2,550)	18,430

	(7,416)	8,708	7,714	126,817	(30,453)	105,370

OPERATING EXPENSES:
Personnel costs:
Salaries	6,543	83		97,190	(994)	102,822
Pension, profit sharing and other benefits	2,109	11		25,629	(24)	27,725

	8,652	94		122,819	(1,018)	130,547
Net occupancy expenses	659	7		27,603		28,269
Equipment expenses	1,178			23,805		24,983
Other taxes	855			12,254		13,109
Professional fees	4,034	3	3	25,868	(1,214)	28,694
Communications	115	6	5	11,776		11,902
Business promotion	222			8,683		8,905
Printing and supplies	19			2,838		2,857
FDIC deposit insurance				16,506		16,506
Gain on early extinguishment of debt				(77,381)	(1,923)	(79,304)
Other operating expenses	(41,604)	(100)	(51,786)	125,664	(421)	31,753
Amortization of intangibles				2,379		2,379

	(25,870)	10	(51,778)	302,814	(4,576)	220,600

Income (loss) before income tax and equity in losses of subsidiaries	18,454	8,698	59,492	(175,997)	(25,877)	(115,230)
Income tax expense (benefit)	350	17	(32)	5,303	693	6,331

Income (loss) before equity in losses of subsidiaries	18,104	8,681	59,524	(181,300)	(26,570)	(121,561)
Equity in undistributed losses of subsidiaries	(139,665)	(135,566)	(188,234)		463,465

Loss from continuing operations	(121,561)	(126,885)	(128,710)	(181,300)	436,895	(121,561)
Loss from discontinued operations, net of income tax				(3,427)		(3,427)
Equity in undistributed losses of discontinued operations	(3,427)	(3,427)	(3,427)		10,281

NET LOSS	$(124,988)	$(130,312)	$(132,137)	$(184,727)	$447,176	$(124,988)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$45,000				$(45,000)
Loans	6,566		$23,955	$457,784	(30,400)	$457,905
Money market investments	1,016	$322	105	3,462	(1,458)	3,447
Investment securities	7,376	94	223	84,112	(7,015)	84,790
Trading account securities				9,339		9,339

	59,958	416	24,283	554,697	(83,873)	555,481

INTEREST EXPENSE:
Deposits				166,021	(410)	165,611
Short-term borrowings	191		4,101	42,196	(9,255)	37,233
Long-term debt	9,265		30,223	18,364	(29,497)	28,355

	9,456		34,324	226,581	(39,162)	231,199

Net interest income (loss)	50,502	416	(10,041)	328,116	(44,711)	324,282
Provision for loan losses				252,160		252,160

Net interest income (loss) after provision for loan losses	50,502	416	(10,041)	75,956	(44,711)	72,122
Service charges on deposit accounts				52,433		52,433
Other service fees				95,172	130	95,302
Net (loss) gain on sale and valuation adjustments of investment securities		(9,147)		15		(9,132)
Trading account profit				6,669		6,669
Gain on sale of loans and valuation adjustments on loans held-for-sale				6,522		6,522
Other operating income (loss)	94	3,474	(2,951)	37,244	(1,727)	36,134

	50,596	(5,257)	(12,992)	274,011	(46,308)	260,050

OPERATING EXPENSES:
Personnel costs:
Salaries	5,149	92		113,708	(1)	118,948
Pension, profit sharing and other benefits	1,168	16		28,098		29,282

	6,317	108		141,806	(1)	148,230
Net occupancy expenses	641	7	1	25,861		26,510
Equipment expenses	1,020			25,285		26,305
Other taxes	850			12,451		13,301
Professional fees	6,941	3	(204)	26,636	(1,596)	31,780
Communications	63	5	9	12,497		12,574
Business promotion	373			15,843		16,216
Printing and supplies	19			3,250		3,269
FDIC deposit insurance				4,625		4,625
Other operating expenses	(15,905)	(100)	(316)	52,811	(351)	36,139
Amortization of intangibles				3,966		3,966

	319	23	(510)	325,031	(1,948)	322,915

Income (loss) before income tax and equity in losses of subsidiaries	50,277	(5,280)	(12,482)	(51,020)	(44,360)	(62,865)
Income tax expense	1,964		7,299	138,796	249	148,308

Income (loss) before equity in losses of subsidiaries	48,313	(5,280)	(19,781)	(189,816)	(44,609)	(211,173)
Equity in undistributed losses of subsidiaries	(259,486)	(243,789)	(225,347)		728,622

Loss from continuing operations	(211,173)	(249,069)	(245,128)	(189,816)	684,013	(211,173)
Loss from discontinued operations, net of income tax				(457,370)		(457,370)
Equity in undistributed losses of discontinued operations	(457,370)	(457,370)	(457,370)		1,372,110

NET LOSS	$(668,543)	$(706,439)	$(702,498)	$(647,186)	$2,056,123	$(668,543)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$73,625	$7,500	$15,000		$(96,125)
Loans	7,756		41	$1,154,719	(7,138)	$1,155,378
Money market investments	105	923	2,156	7,026	(3,186)	7,024
Investment securities	29,943	59	622	213,976	(20,939)	223,661
Trading account securities				28,638		28,638

	111,429	8,482	17,819	1,404,359	(127,388)	1,414,701

INTEREST EXPENSE:
Deposits				398,515	(3,083)	395,432
Short-term borrowings	125		42	60,496	(7,187)	53,476
Long-term debt	45,867		50,880	58,919	(21,808)	133,858

	45,992		50,922	517,930	(32,078)	582,766

Net interest income (loss)	65,437	8,482	(33,103)	886,429	(95,310)	831,935
Provision for loan losses				1,053,036		1,053,036

Net interest income (loss) after provision for loan losses	65,437	8,482	(33,103)	(166,607)	(95,310)	(221,101)
Service charges on deposit accounts				161,412		161,412
Other service fees				304,544	(5,960)	298,584
Net gain (loss) on sale and valuation adjustments of investment securities	3,008	(10,163)		230,005	(2,058)	220,792
Trading account profit				31,241		31,241
Loss on sale of loans and valuation adjustments on loans held-for-sale				(35,994)		(35,994)
Other operating income (loss)	676	12,799	(423)	35,197	(3,670)	44,579

	69,121	11,118	(33,526)	559,798	(106,998)	499,513

OPERATING EXPENSES:
Personnel costs:
Salaries	18,255	272		297,691	(994)	315,224
Pension, profit sharing and other benefits	6,404	46		90,394	(24)	96,820

	24,659	318		388,085	(1,018)	412,044
Net occupancy expenses	1,947	22	2	78,763		80,734
Equipment expenses	2,752		3	73,534		76,289
Other taxes	2,698			36,671		39,369
Professional fees	11,025	10	(58)	73,547	(3,881)	80,643
Communications	331	15	18	35,751		36,115
Business promotion	728			26,033		26,761
Printing and supplies	54			8,610		8,664
FDIC deposit insurance				61,954		61,954
Gain on early extinguishment of debt				(77,381)	(1,923)	(79,304)
Other operating expenses	(65,059)	(300)	(51,768)	223,341	(1,259)	104,955
Amortization of intangibles				7,218		7,218

	(20,865)	65	(51,803)	936,126	(8,081)	855,442

Income (loss) before income tax and equity in losses of subsidiaries	89,986	11,053	18,277	(376,328)	(98,917)	(355,929)
Income tax (benefit) expense	(876)	46	324	(15,611)	908	(15,209)

Income (loss) before equity in losses of subsidiaries	90,862	11,007	17,953	(360,717)	(99,825)	(340,720)
Equity in undistributed losses of subsidiaries	(431,582)	(547,385)	(567,624)		1,546,591

Loss from continuing operations	(340,720)	(536,378)	(549,671)	(360,717)	1,446,766	(340,720)
Loss from discontinued operations, net of income tax				(19,972)		(19,972)
Equity in undistributed losses of discontinued operations	(19,972)	(19,972)	(19,972)		59,916

NET LOSS	$(360,692)	$(556,350)	$(569,643)	$(380,689)	$1,506,682	$(360,692)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$134,900				$(134,900)
Loans	19,339	$219	$82,547	$1,421,969	(102,137)	$1,421,937
Money market investments	1,573	727	300	14,724	(3,673)	13,651
Investment securities	23,452	726	670	257,847	(21,046)	261,649
Trading account securities				35,344		35,344

	179,264	1,672	83,517	1,729,884	(261,756)	1,732,581

INTEREST EXPENSE:
Deposits				529,405	(809)	528,596
Short-term borrowings	2,800		18,474	148,459	(31,909)	137,824
Long-term debt	25,832		97,258	47,759	(95,026)	75,823

	28,632		115,732	725,623	(127,744)	742,243

Net interest income (loss)	150,632	1,672	(32,215)	1,004,261	(134,012)	990,338
Provision for loan losses	40			602,521		602,561

Net interest income (loss) after provision for loan losses	150,592	1,672	(32,215)	401,740	(134,012)	387,777
Service charges on deposit accounts				155,319		155,319
Other service fees				313,641	(6,992)	306,649
Net (loss) gain on sale and valuation adjustments of investment securities		(9,147)		78,577		69,430
Trading account profit				38,547		38,547
Gain on sale of loans and valuation adjustments on loans held-for-sale				25,696		25,696
Other operating (loss) income	(17)	10,628	(4,992)	90,838	(3,621)	92,836

	150,575	3,153	(37,207)	1,104,358	(144,625)	1,076,254

OPERATING EXPENSES:
Personnel costs:
Salaries	17,142	289		345,541	(2,009)	360,963
Pension, profit sharing and other benefits	4,091	58		94,476	(73)	98,552

	21,233	347		440,017	(2,082)	459,515
Net occupancy expenses	1,884	22	3	79,309		81,218
Equipment expenses	2,761			81,551		84,312
Other taxes	1,750			38,155		39,905
Professional fees	14,386	8	(24)	78,873	(4,279)	88,964
Communications	258	14	27	37,838		38,137
Business promotion	1,144			49,920		51,064
Printing and supplies	61			10,702		10,763
FDIC deposit insurance				9,237		9,237
Other operating expenses	(42,645)	(301)	(195)	148,809	(1,183)	104,485
Amortization of intangibles				8,948		8,948

	832	90	(189)	983,359	(7,544)	976,548

Income (loss) before income tax and equity in losses of subsidiaries	149,743	3,063	(37,018)	120,999	(137,081)	99,706
Income tax expense (benefit)	2,629		(1,073)	150,282	629	152,467

Income (loss) before equity in losses of subsidiaries	147,114	3,063	(35,945)	(29,283)	(137,710)	(52,761)
Equity in undistributed losses of subsidiaries	(199,875)	(291,506)	(265,535)		756,916

Loss from continuing operations	(52,761)	(288,443)	(301,480)	(29,283)	619,206	(52,761)
Loss from discontinued operations, net of income tax				(488,242)		(488,242)
Equity in undistributed losses of discontinued operations	(488,242)	(488,242)	(488,242)		1,464,726

NET LOSS	$(541,003)	$(776,685)	$(789,722)	$(517,525)	$2,083,932	$(541,003)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(360,692)	$(556,350)	$(569,643)	$(380,689)	$1,506,682	$(360,692)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	451,554	567,357	587,596		(1,606,507)
Depreciation and amortization of premises and equipment	1,369		2	47,662		49,033
Provision for loan losses				1,053,036		1,053,036
Amortization of intangibles				7,218		7,218
Amortization and fair value adjustment of servicing assets				17,598		17,598
Amortization of discount on junior subordinated debentures	1,948					1,948
Net (gain) loss on sale and valuation adjustment of investment securities	(3,008)	10,163		(230,005)	2,058	(220,792)
Gains from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(1,674)		(1,674)
Net loss (gain) on disposition of premises and equipment	2,943			(1,247)		1,696
Net loss on sale of loans and valuation adjustments on loans held-for-sale				41,202		41,202
(Gain) loss on early extinguishment of debt	(26,439)		(51,898)	955	(1,922)	(79,304)
Net amortization of premiums and accretion of discounts on investments	343			12,934	(108)	13,169
Net amortization of premiums and deferred loan origination fees and costs				35,496		35,496
(Earnings) losses from investments under the equity method	(676)	(12,799)	423	47	(1,302)	(14,307)
Stock options expense	69			93		162
Deferred income taxes, net of valuation	(876)		31	(76,800)	1,201	(76,444)
Net disbursements on loans held-for-sale				(919,719)		(919,719)
Acquisitions of loans held-for-sale				(280,243)		(280,243)
Proceeds from sale of loans held-for-sale				65,258		65,258
Net decrease in trading securities				1,302,093		1,302,093
Net decrease in accrued income receivable	890	296	1,809	23,839	(1,899)	24,935
Net decrease in other assets	7,799	5,796	976	58,671	(46,307)	26,935
Net increase (decrease) in interest payable	2,374		(9,497)	(52,539)	1,899	(57,763)
Net increase in postretirement benefit obligation				3,652		3,652
Net increase (decrease) in other liabilities	5,633	(39)	(20,311)	33,972	46,176	65,431

Total adjustments	443,923	570,774	509,131	1,141,499	(1,606,711)	1,058,616

Net cash provided by (used in) operating activities	83,231	14,424	(60,512)	760,810	(100,029)	697,924

Cash flows from investing activities:
Net decrease (increase) in money market investments	79,643	(6,825)	449,835	(304,212)	(522,610)	(304,169)
Purchases of investment securities:
Available-for-sale	(249,603)			(4,047,796)	191,484	(4,105,915)
Held-to-maturity	(51,539)			(3,023)		(54,562)
Other				(36,601)		(36,601)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	14,226			1,247,575		1,261,801
Held-to-maturity	27,318			109,217		136,535
Other				62,480		62,480
Proceeds from sale of investment securities available-for-sale	426,666			3,590,320	(191,484)	3,825,502
Proceeds from sale of other investment securities				52,294		52,294
Net repayments on loans	655,305		8,200	679,468	(676,355)	666,618
Proceeds from sale of loans				325,414		325,414
Acquisition of loan portfolios				(37,965)		(37,965)
Capital contribution to subsidiary	(795,000)	(795,000)	(445,000)		2,035,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(1,029)		(1,029)
Acquisition of premises and equipment	(268)			(55,357)		(55,625)
Proceeds from sale of premises and equipment	14,938			21,167		36,105
Proceeds from sale of foreclosed assets	47			107,673		107,720

Net cash provided by (used in) investing activities	78,762	(801,825)	56,006	1,709,625	836,035	1,878,603

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(1,591,464)	424,356	(1,167,108)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(44,471)			(788,926)	89,680	(743,717)
Net decrease in other short-term borrowings	(16,553)		(500)	(661,159)	676,355	(1,857)
Payments of notes payable			(798,380)	(8,622)		(807,002)
Proceeds from issuance of notes payable			1,099	60,001		61,100
Dividends paid to parent company				(96,125)	96,125
Dividends paid	(71,438)					(71,438)
Treasury stock acquired	(13)					(13)
Issuance costs and fees paid on exchange of preferred stock and trust preferred securities	(28,562)				3,944	(24,618)
Capital contribution from parent		795,000	795,000	445,000	(2,035,000)

Net cash (used in) provided by financing activities	(161,037)	795,000	(2,781)	(2,641,295)	(744,540)	(2,754,653)

Net increase (decrease) in cash and due from banks	956	7,599	(7,287)	(170,860)	(8,534)	(178,126)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$958	$7,688	$381	$607,134	$(9,300)	$606,861

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(541,003)	$(776,685)	$(789,722)	$(517,525)	$2,083,932	$(541,003)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	688,117	779,748	753,777		(2,221,642)
Depreciation and amortization of premises and equipment	1,735		2	53,496		55,233
Provision for loan losses	40			621,512		621,552
Amortization of intangibles				8,948		8,948
Amortization and fair value adjustment of servicing assets				53,679		53,679
Net loss (gain) on sale and valuation adjustment of investment securities		9,147		(73,157)		(64,010)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				179,482		179,482
Net loss (gain) on disposition of premises and equipment	57			(23,700)		(23,643)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				54,527		54,527
Net amortization of premiums and accretion of discounts on investments	(1,754)			17,788		16,034
Net amortization of premiums and deferred loan origination fees and costs				40,650		40,650
Fair value adjustment of other assets held-for-sale				103,702		103,702
Losses (earnings) from investments under the equity method	112	(10,628)	4,991	(46)	(1,328)	(6,899)
Stock options expense	296			534		830
Deferred income taxes, net of valuation	(339)		(1,072)	58,183	15,489	72,261
Net disbursements on loans held-for-sale				(2,000,449)		(2,000,449)
Acquisitions of loans held-for-sale				(268,718)		(268,718)
Proceeds from sale of loans held-for-sale				1,289,738		1,289,738
Net decrease in trading securities				1,604,664	(319)	1,604,345
Net decrease (increase) in accrued income receivable	676	(78)	(7,319)	8,033	6,882	8,194
Net decrease (increase) in other assets	8,425	4,081	(21,518)	(237,322)	344	(245,990)
Net (decrease) increase in interest payable	(3,681)		1,475	(40,092)	(6,882)	(49,180)
Net increase in postretirement benefit obligation				1,810		1,810
Net increase (decrease) increase in other liabilities	2,171	(47)	14,758	(36,511)	(15,491)	(35,120)

Total adjustments	695,855	782,223	745,094	1,416,751	(2,222,947)	1,416,976

Net cash provided by (used in) operating activities	154,852	5,538	(44,628)	899,226	(139,015)	875,973

Cash flows from investing activities:
Net (increase) decrease in money market investments	(22,140)	(39,115)	(115,588)	773,819	100,239	697,215
Purchases of investment securities:
Available-for-sale		(181)		(3,875,209)		(3,875,390)
Held-to-maturity	(577,103)			(4,381,183)		(4,958,286)
Other				(166,641)		(166,641)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				2,377,740		2,377,740
Held-to-maturity	748,500			3,976,318		4,724,818
Other				154,067		154,067
Proceeds from sale of investment securities available-for-sale		8,296		2,436,213		2,444,509
Proceeds from sale of other investment securities				49,341		49,341
Net (disbursements) repayments on loans	(687,353)	25,150	1,341,322	(916,687)	(738,541)	(976,109)
Proceeds from sale of loans				1,984,860		1,984,860
Acquisition of loan portfolios				(4,505)		(4,505)
Capital contribution to subsidiary	(1,512)				1,512
Mortgage servicing rights purchased				(3,628)		(3,628)
Acquisition of premises and equipment	(578)			(111,618)		(112,196)
Proceeds from sale of premises and equipment				49,366		49,366
Proceeds from sale of foreclosed assets				87,280		87,280

Net cash (used in) provided by investing activities	(540,186)	(5,850)	1,225,734	2,429,533	(636,790)	2,472,441

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(261,806)	(139,095)	(400,901)
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(128,941)	(1,617,158)	38,874	(1,707,225)
Net decrease in other short-term borrowings	(165,000)		(478,311)	(392,200)	40,542	(994,969)
Payments of notes payable	(31,152)		(574,480)	(1,407,625)	700,319	(1,312,938)
Proceeds from issuance of notes payable	335,297		7,902	841,718	(2,000)	1,182,917
Dividends paid to parent company				(134,900)	134,900
Dividends paid	(154,877)					(154,877)
Proceeds from issuance of common stock	15,174					15,174
Proceeds from issuance of preferred stock	386,142				3,793	389,935
Treasury stock acquired	(59)			(299)		(358)
Capital contribution from parent				1,509	(1,509)

Net cash provided by (used in) financing activities	385,525		(1,173,830)	(2,970,761)	775,824	(2,983,242)

Net increase (decrease) in cash and due from banks	191	(312)	7,276	357,998	19	365,172
Cash and due from banks at beginning of period	1,391	376	400	818,455	(1,797)	818,825

Cash and due from banks at end of period	$1,582	$64	$7,676	$1,176,453	$(1,778)	$1,183,997

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico, as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA and offers loan customers the option of being referred to a trusted consumer lending partner. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 26 to the consolidated financial statements presents information about the Corporation’s business segments. The operations of PFH, the Corporation’s consumer and mortgage lending subsidiary in the U.S. mainland, were discontinued in the later part of 2008. Refer to the Discontinued Operations section of this MD&A for additional information.
The Corporation reported a net loss of $125.0 million for the quarter ended September 30, 2009, compared with net loss of $668.5 million in the same quarter of 2008. For the nine months ended September 30, 2009, the Corporation’s net loss totaled $360.7 million, compared to a net loss of $541.0 million for the same period in 2008. Table A provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2009 and 2008. As indicated in previous filings with the SEC, in 2008, the Corporation discontinued the operations of its U.S. mainland-based subsidiary Popular Financial Holdings (“PFH”), and thus, the results of PFH are presented as part of “Loss from discontinued operations, net of income tax” in Table A. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.
The Corporation’s most significant transaction for the quarter ended September 30, 2009 was the completion of the previously announced exchange offer to increase common equity. During the third quarter of 2009, the Corporation undertook actions that resulted in total additions of $1.4 billion to Tier 1 common equity. The Corporation’s Tier 1 common to risk-weighted assets ratio increased from 2.45% as of June 30, 2009 to 6.88% as of September 30, 2009. See “Reconciliation of Non-GAAP Financial Measure” section in this MD&A for a reconciliation of Tier 1 common to common stockholders’ equity and a discussion of our use of this non-GAAP financial measure in this report.
On August 25, 2009, the Corporation completed the settlement of its previously announced exchange offer to issue up to 390 million shares of its common stock in exchange of its Series A and Series B preferred stock and trust preferred securities. As part of the exchange offer, the Corporation issued over 357 million in new shares of common stock for a total of over 639 million common shares outstanding as of September 30, 2009. This exchange offer contributed with an increase in common stockholders’ equity of $923.0 million, which included $612.4 million in newly issued common stock and surplus and $310.6 million favorable impact to accumulated deficit, including $80.3 million in gains on the early extinguishment of junior subordinated debentures that are related to the trust preferred securities.
Also, as announced on August 10, 2009, in connection with the exchange offer, the Corporation agreed with the U.S. Treasury to exchange all $935 million of its outstanding shares of Series C preferred stock of the Corporation for $935 million of newly issued trust preferred securities. The trust preferred securities issued to the U.S. Treasury by the trust have a distribution rate of 5% until, but excluding December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the previously outstanding Series C Preferred Stock). The transaction with the U.S. Treasury settled on August 24, 2009 and resulted in a favorable impact to accumulated deficit of $485.3 million.
Refer to the Exchange Offer section in this MD&A for a more detailed description of the above transactions.
The Corporation’s financial performance for the quarter ended September 30, 2009 when compared with the same quarter of the previous year was impacted by a number of significant items summarized below.
•	Income tax expense of $6.3 million in the third quarter of 2009, compared with income tax expense of $148.3 million in the third quarter of 2008. The variance was primarily due to the recognition during the third quarter of 2008 of a $189.2 million valuation allowance on the deferred tax assets related to the Corporation’s U.S. continuing operations. Refer to the Income Taxes section of this MD&A for further information on deferred tax assets.
•	Operating expenses for the quarter ended September 30, 2009 totaled $220.6 million compared with $322.9 million for the quarter ended September 30, 2008. This decrease was principally due to a favorable impact of $80.3 million resulting from the gain on the early extinguishment of debt related to the exchange of trust preferred securities for common stock. This favorable impact was accompanied by a reduction in personnel costs of $17.7 million mostly due to the downsizing of the U.S. operations, partially offset by higher FDIC insurance costs.
•	The Corporation’s allowance for loan losses increased to $1.2 billion as of September 30, 2009, an increase of $481 million from September 30, 2008. The Corporation’s allowance for loan losses represented 4.95% of loans held-in-portfolio as of September 30, 2009, compared with 2.76% as of September 30, 2008. The provision for loan losses totaled $331.1 million or 123% of net charge-offs for the quarter ended September 30, 2009, compared with $252.2 million or 148% of net charge-offs for the third quarter of 2008. The increase in the provision for loan losses for the quarter ended September 30, 2009 compared to the same quarter in 2008 was the result of higher general reserve requirements for commercial loans, construction loans, U.S. mainland non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired. Persistent adverse economic conditions and negative trends in employment levels and property values in the markets in which the Corporation operates have continued to negatively affect the Corporation’s provision for loan losses in the third quarter of 2009. Like many financial institutions, Popular has experienced heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures.
•	A decrease in net interest income of $47.9 million for the third quarter of 2009, compared with the same quarter of 2008, was primarily due to lower average balances of interest-earning assets, principally loans, due to the sale of most of the lease financing portfolio and the downsizing or discontinuance of certain loan origination units in the U.S. mainland operations and the slowdown of loan origination activity due to current market conditions. The Corporation’s borrowings also decreased, driven by the reduction in earning assets they fund. Contributing to the reduction in net interest income was the decrease by the Federal Reserve (“Fed”) of the federal funds target rate from 2.00% in September 30, 2008 to between 0% and 0.25% as of September 30, 2009. This reduction in short-term market rates impacted the yield of several of the Corporation’s earning assets during that period, including the yield on commercial and construction loans with floating or adjustable rates and floating rate collateralized mortgage obligations, as well as the yield of newly originated loans in a declining interest rate environment. On the positive side, the decrease in rates contributed to the decrease in the cost of interest-bearing deposits and short-term borrowings. Other factors impacting negatively the Corporation’s net interest income for the quarter ended September 30, 2009, when compared with the same quarter in 2008, were the increase in non-performing loans, the issuance during the third quarter of 2009 of $935 million in liquidation amount of trust preferred securities in exchange for Series C preferred stock having an equivalent aggregate liquidation preference and which increase interest expense, and the increase in the cost of $350 million in term notes due to rating downgrades. Offsetting this negative variance was the early extinguishment of debt, specifically related to the exchange of trust preferred securities for shares of common stock.
•	The decrease in non-interest income for the quarter ended September 30, 2009 of $27.9 million, compared with the same quarter of 2008, was principally due to increased representation and warranty reserves associated with past loan sales given higher claims and loss severities.

quarter ended September 30, 2008. Other non-interest income declined by $17.7 million mostly as a result of $21.1 million in gains on the sale of real estate properties recorded in the third quarter of 2008.
The discontinued operations of PFH in the U.S. mainland reported a net loss of $3.4 million for the quarter ended September 30, 2009, compared to a net loss of $457.4 million for the quarter ended September 30, 2008. The net loss in the third quarter of 2008 included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and an unfavorable impact to income tax due to the recording of a valuation allowance on deferred tax assets of $171.2 million. Refer to the Discontinued Operations section of this MD&A for further information.
Total assets amounted to $35.6 billion as of September 30, 2009, compared with $38.9 billion as of December 31, 2008 and $40.4 billion as of September 30, 2008. The decline in total assets, when compared to December 31, 2008, was principally in loans held-in-portfolio by $1.3 billion and in the Corporation’s portfolio of investment securities available-for-sale and held-to-maturity by $1.0 billion. The current financial environment has required the Corporation to strengthen its underwriting standards and ensure that it prices its loans appropriately. As a result of this challenging financial environment, together with caution being exercised by customers, and management’s decision to exit selected businesses on the United States mainland, the Corporation has seen a reduction in the volume of loans. The decline in the Corporation’s investment securities available-for-sale and held-to-maturity from December 31, 2008 to the end of the third quarter of 2009 was mainly associated with maturing securities.
Refer to Table I in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits decreased from $27.6 billion as of December 31, 2008 to $26.4 billion as of September 30, 2009. Deposits totaled $27.9 billion as of September 30, 2008. The decrease in deposits occurred principally in the Corporation’s U.S. mainland operations in part due to deleveraging strategies, including the closure and consolidation of branches, as well as a gradual reduction in the pricing of deposits, including internet deposits. Borrowed funds amounted to $5.5 billion as of September 30, 2009, compared to $6.9 billion as of December 31, 2008 and $8.5 billion as of September 30, 2008. Note 14 to the consolidated financial statements provides additional information on the Corporation’s borrowings as of such dates. The reduction in total borrowings of $1.4 billion from December 31, 2008 to September 30, 2009 was principally in repurchase agreements and unsecured senior debt. Refer to the Statement of Condition and Liquidity Risk sections of this MD&A for variance explanations and funding sources. The reduction in junior subordinated debentures from the extinguishment of debt resulting from the exchange of trust preferred securities for common stock was offset by the junior subordinated debentures issued as part of the exchange of the Series C preferred stock of the U.S. Treasury for trust preferred securities.

TABLE A
Financial Highlights

Financial Condition Highlights	As of September 30,			Average for the nine months
(In thousands)	2009	2008	Variance	2009	2008	Variance

Money market investments	$1,098,823	$309,497	$789,326	$1,194,107	$651,043	$543,064
Investment and trading securities	7,827,552	8,962,130	(1,134,578)	8,237,875	8,949,770	(711,895)
Loans	24,471,516	26,581,169	(2,109,653)	25,102,124	26,513,808	(1,411,684)
Total earning assets	33,397,891	35,852,796	(2,454,905)	34,534,106	36,114,621	(1,580,515)
Total assets	35,637,804	40,390,142	(4,752,338)	37,089,769	41,391,639	(4,301,870)
Deposits	26,382,898	27,911,397	(1,528,499)	27,028,450	27,268,864	(240,414)
Borrowings	5,460,789	8,479,537	(3,018,748)	6,021,727	7,519,439	(1,497,712)
Stockholders’ equity	2,742,456	3,007,473	(265,017)	2,960,735	3,440,296	(479,561)

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2009	2008	Variance	2009	2008	Variance

Net interest income	$276,389	$324,282	($47,893)	$831,935	$990,338	($158,403)
Provision for loan losses	331,063	252,160	78,903	1,053,036	602,561	450,475
Non-interest income	160,044	187,928	(27,884)	720,614	688,477	32,137
Operating expenses	220,600	322,915	(102,315)	855,442	976,548	(121,106)

(Loss) income from continuing operations before income tax	(115,230)	(62,865)	(52,365)	(355,929)	99,706	(455,635)
Income tax expense (benefit)	6,331	148,308	(141,977)	(15,209)	152,467	(167,676)

Loss from continuing operations, net of income tax	(121,561)	(211,173)	89,612	(340,720)	(52,761)	(287,959)
Loss from discontinued operations, net of income tax	(3,427)	(457,370)	453,943	(19,972)	(488,242)	468,270

Net loss	($124,988)	($668,543)	$543,555	($360,692)	($541,003)	$180,311

Net (loss) income applicable to common stock	$595,614	($679,772)	$1,275,386	$310,604	($561,213)	$871,817

Earnings (losses) per common share:
Basic and diluted earnings (losses) from continuing operations	$1.41	($0.79)	$2.20	$1.00	($0.27)	$1.27
Basic and diluted losses from discontinued operations	($0.01)	($1.63)	$1.62	($0.06)	($1.73)	$1.67

Basic and diluted earnings (losses) — Total	$1.40	($2.42)	$3.82	$0.94	($2.00)	$2.94

Selected Statistical Information

	Third Quarter		Nine months ended September 30,
	2009	2008	2009	2008
Common Stock Data — Market price
High	$2.83	$11.17	$5.52	$14.07
Low	1.04	5.12	1.04	5.12
End	2.83	8.29	2.83	8.29
Book value per share at period end	4.21	8.59	4.21	8.59
Dividends declared per share	—	0.08	0.02	0.40

Profitability Ratios — Return on assets	(1.38%)	(6.55%)	(1.30%)	(1.75%)
Return on common equity	(26.24)	(93.32)	(31.48)	(24.57)
Net interest spread (taxable equivalent)	3.07	3.42	3.00	3.44
Net interest margin (taxable equivalent)	3.51	3.89	3.45	3.92

Capitalization Ratios — Average equity to assets	7.74%	8.54%	7.98%	8.31%
Tier I capital to risk — adjusted assets	10.23	9.09	10.23	9.09
Total capital to risk — adjusted assets	11.53	10.35	11.53	10.35
Leverage ratio	7.93	7.17	7.93	7.17

The following table provides a reconciliation of “Net income (losses) applicable to common stockholders” and the computation of earnings (losses) per common share (“EPS”) for the quarters and nine months ended September 30, 2009 and 2008, which highlights the impact of the exchange offer.

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2009	2008	2009	2008

Net loss from continuing operations	$(121,561)	$(211,173)	$(340,720)	$(52,761)
Net loss from discontinued operations	(3,427)	(457,370)	(19,972)	(488,242)
Preferred stock dividends (1)	5,974	(11,229)	(39,857)	(20,210)
Preferred stock discount accretion	(1,040)	—	(4,515)	—
Favorable impact from exchange of Series C preferred stock to trust preferred securities	485,280	—	485,280	—
Favorable impact from exchange of shares of Series A and B preferred stock for common stock, net of issuance costs	230,388	—	230,388	—

Net income (loss) applicable to common stock	$595,614	$(679,772)	$310,604	$(561,213)

Average common shares outstanding	425,672,578	281,489,469	330,325,348	280,841,638
Average potential common shares	—	—	—	—

Average common shares outstanding — assuming dilution	425,672,578	281,489,469	330,325,348	280,841,638

Basic and diluted EPS from continuing operations	$1.41	$(0.79)	$1.00	$(0.27)
Basic and diluted EPS from discontinued operations	(0.01)	(1.63)	(0.06)	(1.73)

Basic and diluted EPS	$1.40	$(2.42)	$0.94	$(2.00)

(1)	Amount presented for the quarter ended September 30, 2009 represents the reversal of dividends on Series C preferred stock considered accrued as of June 30, 2009 for EPS purposes only. These cumulative dividends were not paid as dividends to the Series C preferred stockholders given the terms of the exchange agreement to trust preferred securities, which was effected in August 2009.

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

The Corporation’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) system under the symbols BPOP.
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
EXCHANGE OFFERS
In June 2009, the Corporation commenced an offer to issue shares of its common stock in exchange for its Series A preferred stock and Series B preferred stock and for trust preferred securities (also referred as capital securities). On August 25, 2009, the Corporation completed the settlement of the exchange offer and issued over 357 million new shares of common stock.
Exchange of preferred stock for common stock
The exchange by holders of shares of the Series A and B non-cumulative preferred stock for shares of common stock resulted in the extinguishment of such shares of preferred stock and an issuance of shares of common stock.
In accordance with the terms of the exchange offer, the Corporation used a relevant price of $2.50 per share of its common stock and an exchange ratio of 80% of the preferred stock liquidation value to determine the number of shares of its common stock issued in exchange for the tendered shares of Series A and B preferred stock. The fair value of the common stock was $1.71 per share, which was the price as of August 20, 2009, the expiration date of the exchange offer. The carrying (liquidation) value of each share of Series A and B preferred stock exchanged was reduced and common stock and surplus increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.01 per common share). The excess of the common stock fair value over the par amount was recorded in surplus. The excess of the carrying amount of the shares of preferred stock over the fair value of the shares of common stock was recorded as a reduction to accumulated deficit and an increase in earnings per common share computations.

The results of the exchange offer with respect to the Series A and B preferred stock were as follows:

					Aggregate
					liquidation
	Per security	Shares of		Shares of	preference
	liquidation	preferred stock	Shares of	preferred stock	amount after	Shares of
Title of	preference	outstanding prior	preferred stock	outstanding after	exchange	common stock
Securities	Amount	to exchange	exchanged	exchange	(In thousands)	issued

6.375% Non-cumulative monthly income preferred stock, 2003 Series A	$25	7,475,000	6,589,274	885,726	$22,143	52,714,192
8.25% Non-cumulative monthly income preferred stock, Series B	$25	16,000,000	14,879,335	1,120,665	$28,017	119,034,680

The exchange of shares of preferred stock for shares of common stock resulted in a favorable impact to accumulated deficit of $230.4 million, which is also considered as part of earnings applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. Refer to Note 18 to the consolidated financial statements for a reconciliation of EPS.
Common stock issued in connection with early extinguishment of debt (exchange of trust preferred securities for common stock)
Also, during the third quarter of 2009, the Corporation exchanged trust preferred securities (also referred to as capital securities) issued by different trusts for shares of common stock of the Corporation. See table below for a list of such securities and trusts. The trust preferred securities were delivered to the trusts in return for the junior subordinated debentures (recorded as notes payable in the Corporation’s financial statements) that had been issued by the Corporation to the trusts in the past. The junior subordinated debentures were submitted for cancellation by the indenture trustee under the applicable indenture. The Corporation recognized a pre-tax gain of $80.3 million on the extinguishment of the applicable junior subordinated debentures that was included in the consolidated statement of operations for the third quarter of 2009. This transaction was accounted as an early extinguishment of debt.
In accordance with the terms of the exchange offer, the Corporation used a relevant price of $2.50 per share of its common stock and the exchange ratios referred to in the table below to determine the number of shares of its common stock issued in exchange for the validly tendered trust preferred securities. The fair value of the common stock was $1.71 per share, which was the price as of August 20, 2009, the expiration date of the exchange offer. The carrying value of the junior subordinated debentures was reduced and common stock and surplus increased in the amount of the fair value of the common stock issued. The Corporation recorded the par amount of the shares issued as common stock ($0.01 per common share). The excess of the common stock fair value over the par amount was recorded in surplus. The excess of the carrying amount of the junior subordinated debentures retired over the fair value of the common stock issued was recorded as a gain on early extinguishment of debt in the consolidated statement of operations for the quarter ended September 30, 2009.

The results of the exchange offer with respect to the trust preferred securities were as follows:

							Aggregate
						Aggregate	liquidation
						liquidation	preference
			Trust			preference	amount of
	Liquidation	Trust	preferred	Trust	Trust	amount of	junior
	preference	preferred	securities	preferred	preferred	trust preferred	subordinated
	amount per	security	outstanding	securities	securities	securities after	debentures
Title of	trust preferred	exchange	prior to	exchanged for	outstanding	exchange	after exchange
Securities	security	value	exchange	common stock	after exchange	(In thousands)	(In thousands)

8.327% Trust Preferred Securities (issued by BanPonce Trust I)	$1,000	$1,150 or 115%	144,000	91,135	52,865	$52,865	$54,502
6.70% Cumulative Monthly Income Trust Preferred Securities (issued by Popular Capital Trust I)	$25	$30 or 120%	12,000,000	4,757,480	7,242,520	$181,063	$186,664
6.564% Trust Preferred Securities (issued by Popular North America Capital Trust I)	$1,000	$1,150 or 115%	250,000	158,349	91,651	$91,651	$94,486
6.125% Cumulative Monthly Income Trust Preferred Securities (issued by Popular Capital Trust II)	$25	$30 or 120%	5,200,000	1,159,080	4,040,920	$101,023	$104,148

The increase in stockholders’ equity related to the exchange of trust preferred securities for shares of common stock was approximately $390 million, net of issuance costs, and including the aforementioned gain on the early extinguishment of debt.
Exchange of preferred stock held by the U.S. Treasury for trust preferred securities
Also, on August 21, 2009, Popular, Inc. and Popular Capital Trust III entered into an exchange agreement with the United States Department of the Treasury (“U.S. Treasury”) pursuant to which the U.S. Treasury agreed with Popular that the U.S. Treasury would exchange all 935,000 shares of Popular’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share (the “Series C Preferred Stock”), owned by the U.S Treasury for 935,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security. The trust preferred securities were issued to the U.S. Treasury on August 24, 2009. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of the issuance and sale by the trust to the Corporation of $1 million aggregate liquidation amount of its fixed rate common securities, to purchase $936 million aggregate principal amount of the junior subordinated debentures issued by the Corporation.

The trust preferred securities issued to the U.S. Treasury have a distribution rate of 5% until, but excluding December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the Series C Preferred Stock). The common securities of the trust, in the amount of $1 million, are held by Popular.
The sole asset and only source of funds to make payments on the trust preferred securities and the common securities of the trust is $936 million of Popular’s Fixed Rate Perpetual Junior Subordinated Debentures, Series A, issued by Popular to the trust. These debentures have an interest rate of 5% until, but excluding December 5, 2013 and 9% thereafter. The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
Under the guarantee agreement dated as of August 24, 2009, Popular irrevocably and unconditionally agrees to pay in full to the holders of the trust preferred securities the guarantee payments, as and when due. The Corporation’s obligation to make the guaranteed payment may be satisfied by direct payment of the required amounts to the holders of the trust preferred securities or by causing the issuer trust to pay such amounts to the holders. The obligations of the Corporation under the guarantee agreement constitute unsecured obligations and rank subordinate and junior in right of payment to all senior debt. The obligations of the Corporation under the guarantee agreement rank pari passu with the obligations of Popular under any similar guarantee agreements issued by the Corporation on behalf of the holders of preferred or capital securities issued by any statutory trust, among others stated in the guarantee agreement. Under the guarantee agreement, the Corporation has guaranteed the payment of the liquidation amount of the trust preferred securities upon liquidation of the trust, but only to the extent that the trust has funds available to make such payments.
Under the exchange agreement, Popular’s agreement that, without the consent of the U.S. Treasury, it would not increase its dividend rate per share of common stock above that in effect as of October 14, 2008 or repurchase shares of its common stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the U.S. Treasury, remains in effect.
The warrant to purchase 20,932,836 shares of Popular’s common stock at an exercise price of $6.70 per share that was initially issued to the U.S Treasury in connection with the issuance of the Series C preferred stock on December 5, 2008 remains outstanding without amendment.
The trust preferred securities issued to the U.S. Treasury continue to qualify as Tier 1 regulatory capital as of September 30, 2009. The trust preferred securities are subject to the 25% limitation on Tier 1 capital.
Popular paid an exchange fee of $13 million to the U.S. Treasury in connection with the exchange of outstanding shares of Series C preferred stock for the new trust preferred securities. This exchange fee will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures.
This transaction with the U.S. Treasury was accounted for as an extinguishment of previously issued Series C preferred stock. The accounting impact of this transaction included (1) recognition of junior subordinated debentures and derecognition of the Series C preferred stock; (2) recognition of a favorable impact to accumulated deficit resulting from the excess of (a) the carrying amount of the securities exchanged (the Series C preferred stock) over (b) the fair value of the consideration exchanged (the trust preferred securities); (3) the reversal of any unamortized discount outstanding on the Series C preferred stock and (4) issuance costs. The reduction in total stockholders’ equity related to U.S. Treasury exchange transaction was approximately $416 million, which was principally impacted by the reduction of $935 million of aggregate liquidation preference value of the Series C preferred stock, partially offset by $519 million discount on the junior subordinated debentures described in item (2) above. This discount as well as the debt issue costs will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures.
This particular exchange resulted in a favorable impact to accumulated deficit of $485.3 million, which is also considered as part of earnings applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations. Refer to Note 18 to the consolidated financial statements for a reconciliation of EPS.
The fair value of the trust preferred securities (junior subordinated debentures for purposes of the Corporation’s financial statements) at the date of the exchange agreement was determined internally using a discounted cash flow model. The main considerations were (1) quarterly interest payment of 5% until, but excluding December 5, 2013 and 9% thereafter; (2) assumed maturity date of 30 years, and (3) assumed discount rate of 16%. The assumed discount rate used for estimating the fair value was estimated by obtaining the yields at which comparably-rated issuers were trading in the market and considering the amount of trust preferred securities issued to the U.S. Treasury and the credit rating of the Corporation.
SUBSEQUENT EVENT
On October 16, 2009, the Corporation completed the sale of six New Jersey bank branches pertaining to BPNA with approximately $225 million in deposits. The Corporation did not sell loans as part of the transaction. The transaction resulted in a gain of approximately $591 thousand, which will be recorded in the fourth quarter of 2009.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
The FASB Accounting Standards Codification (“ASC”)
Effective July 1, 2009, the ASC became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC is non-authoritative. The Corporation’s policies were not affected by the conversion to ASC. However, references to specific accounting guidance in the notes of the Corporation’s financial statements have been changed to the appropriate section of the ASC.
Business Combinations (ASC Topic 805) (formerly SFAS No. 141-R)
In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The Corporation is required to apply this guidance to all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, these provisions will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. This guidance on business combinations has not had a material effect on the consolidated financial statements of the Corporation as of September 30, 2009.
Noncontrolling Interests in Consolidated Financial Statements (ASC Subtopic 810-10) (formerly SFAS No. 160)
In December 2007, the FASB issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, it requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance was adopted by the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities (ASC Subtopic 815-10) (formerly SFAS No. 161)
In March 2008, the FASB issued an amendment for disclosures about derivative instruments and hedging activities. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. The standard was adopted by the Corporation in the first quarter of 2009. Refer to Note 10 to the consolidated financial statements.

Subsequent Events (ASC Subtopic 855-10) (formerly SFAS No. 165)
In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. In connection with this Quarterly Report on Form 10-Q, the Corporation evaluated subsequent events through November 9, 2009. Refer to Note 27 to the consolidated financial statements for related disclosures.
Transfers of Financial Assets, SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”) (This statement has not yet been incorporated into the ASC)
In June 2009, the FASB issued SFAS No. 166, a revision of SFAS No. 140, which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPEs”), changes the requirements for derecognizing financial assets, and requires additional disclosures. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is currently evaluating the requirements of this pronouncement and has not yet determined the impact, if any, which the adoption of this standard will have on the Corporation’s consolidated financial statements.
Variable Interest Entities, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) (This statement has not yet been incorporated into the ASC)
SFAS No. 167, issued in June 2009, amends the consolidating guidance applicable to variable interest entities and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The amendments to the consolidated guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. Management is currently evaluating the requirements of this pronouncement and has not yet determined the impact, if any, which the adoption of this standard will have on the Corporation’s consolidated financial statements.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (ASC Subtopic 860-10) (formerly FASB Staff Position FAS 140-3)
The FASB provided guidance in February 2008 on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions. The guidance requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this accounting guidance is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. The Corporation adopted the statement on January 1, 2009. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements for 2009.

Determination of the Useful Life of Intangible Assets (ASC Subtopic 350-30) (formerly FASB Staff Position FAS 142-3)
In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors. This guidance shall be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.
Equity Method Investment Accounting Considerations (ASC Subtopic 323-10) (formerly EITF 08-6)
This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. It applies to all investments accounted for under the equity method and provides guidance on the following: (1) how the initial carrying value of an equity method investment should be determined; (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) how an equity method investee’s issuance of shares should be accounted for; and (4) how to account for a change in an investment from the equity method to the cost method. The adoption of this guidance in January 2009 did not have a material impact on the Corporation’s consolidated financial statements.
Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Subtopic 715-20) (formerly FASB Staff Position FAS 132(R)-1)
This guidance requires additional disclosures in the financial statements of employers who are subject to the disclosure requirements of postretirement benefit plan assets as follows: (a) the investment allocation decision making process, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the fair value of each major category of plan assets, disclosed separately for pension plans and other postretirement benefit plans; (c) the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy in which the fair value measurements in their entirety fall; and (d) significant concentrations of risk within plan assets. Additional detailed information is required for each category above. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. The Corporation will apply the new disclosure requirements commencing with the annual financial statements for the year ended December 31, 2009. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
Recognition and Presentation of Other-Than-Temporary Impairments (ASC Subtopic 320-10) (formerly FASB Staff Position FAS 115-2 and FAS 124-2)
In April 2009, the FASB issued this guidance which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event. It specifically amends the other-than-temporary impairment guidance for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. However, it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
For debt securities, an entity is required to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the accounting guidance changed the presentation and amount of the other-than-temporary impairment recognized in the statement of operations. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in the statement of operations. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.
This guidance was effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. At adoption an entity was required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity did not intend to sell the security and it was not more likely than not that the entity would be required to sell the security before the anticipated recovery of its amortized cost basis.
The Corporation adopted this guidance for interim and annual reporting periods commencing with the quarter ended June 30, 2009. The adoption of this new accounting guidance in the second quarter of 2009 did not result in a cumulative-effect adjustment as of the beginning of the period of adoption (April 1, 2009) since there were no previously recognized other-than-temporary impairments related to outstanding debt securities. Refer to Notes 6 and 7 for disclosures as of September 30, 2009.
Interim Disclosures about Fair Value of Financial Instruments (ASC Subtopic 825-10) (formerly FASB Staff Position FAS 107-1 and APB 28-1)
In April 2009, the FASB required providing disclosures on a quarterly basis about the fair value of financial instruments that are not currently reflected on the statement of condition at fair value. Originally the fair value for these assets and liabilities was only required for year-end disclosures. The Corporation adopted this guidance effective with the financial statement disclosures for the quarter ended June 30, 2009. This guidance only impacts disclosure requirements and therefore did not have an impact on the Corporation’s financial condition or results of operations. Refer to Note 13 to the consolidated financial statements for required disclosures.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (ASC Subtopic 820-10) (formerly FASB Staff Position FAS 157-4)
This guidance, issued in April 2009, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate that a transaction is not orderly. This guidance reaffirms the need to use judgment to ascertain if an active market has become inactive and in determining fair values when markets have become inactive. Additionally, it also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820)—Measuring Liabilities at Fair Value
FASB Accounting Standards Update 2009-05, issued on August 2009, includes amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, (b) quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. Examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability. The adoption of this guidance was effective upon issuance and did not have a material impact on the Corporation’s consolidated financial statements.

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
Fair value measurement of financial instruments
Refer to the Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards section in this MD&A for a description of two newly adopted accounting standards which impact the fair value measurement of financial instruments, including recognition accounting in the statement of operations. These standards included (a) “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Subtopic 320-10) (formerly FASB Staff Position FAS 115-2 and FAS 124-2), and (b) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (ASC Subtopic 820-10) (formerly FASB Staff Position FAS 157-4)”. As previously indicated, the adoption of the new accounting guidance did not have a significant impact in the Corporation’s financial condition and results of operations.
Allowance for loan losses
The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 (formerly SFAS No. 5, “Accounting for Contingencies”) and loan impairment guidance in ASC Section 310-10-35 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”). Specifically pertaining to the loss contingencies guidance, during the second quarter the Corporation enhanced its assessment by establishing a more granular segmentation of loans with similar risk characteristics, reducing the historical base loss periods employed, and strengthening the analysis pertaining to the environmental factors considered. A more detailed description of the process used to estimate the allowance for loan losses is included in the Credit Risk Management and Loan Quality section of this MD&A. The provision for loan losses charged to current operations is based on this determination.
Goodwill
The Corporation’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually and on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.
As of September 30, 2009, goodwill totaled $607 million, compared with $606 million as of December 31, 2008. Note 11 to the consolidated financial statements provides an allocation of goodwill by business segment.
The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2009 using July 31, 2009 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments identified in Note 11 to the consolidated financial statements, which basically are the legal entities that compose the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

In accordance with accounting standards, the impairment evaluation is performed using a two-step process. Step 1 of the goodwill evaluation process is to determine if potential impairment exists in any of the Corporation’s reporting units, and is performed by comparing the fair value of the reporting units with their carrying amount, including goodwill. Step 2 is necessary only if the reporting unit fails Step 1. Step 2 measures the amount of any impairment loss. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets, such as unrecognized core deposits and tradename intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. If the implied fair value of goodwill calculated in Step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.
In determining the fair value of a reporting unit, the Corporation generally uses a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flow analysis. Management evaluates the particular circumstances of each reporting unit in order to determine the most appropriate valuation methodology. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances. Elements considered include current market and economic conditions, developments in specific lines of business, and any particular features in the individual reporting units.
The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	a selection of comparable publicly traded companies, based on nature of business, location and size;
•	a selection of comparable acquisition and capital raising transactions;
•	the discount rate applied to future earnings, based on an estimate of the cost of equity;
•	the potential future earnings of the reporting unit; and
•	the market growth and new business assumptions.
For purposes of the market comparable approach, valuations were determined by calculating average price multiples of relevant value drivers from a group of companies that are comparable to the reporting unit being analyzed and applying those price multiples to the value drivers of the reporting unit. Multiples used are minority based multiples and thus, no control premium adjustment is made to the comparable companies market multiples. While the market price multiple is not an assumption, a presumption that it provides an indicator of the value of the reporting unit is inherent in the valuation. The determination of the market comparables also involves a degree of judgment.
For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.) The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.24% to 17.78% for the 2009 analysis. The Ibbottson Build-Up Model builds up a cost of equity starting with the rate of return of a “riskless” asset (10 year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.
Step 1 of the goodwill impairment test performed during 2009 showed that the carrying amount of BPNA exceeded its fair value, and thus, Step 2 of the goodwill impairment test was performed for that reporting unit. As of September 30, 2009, BPNA’s goodwill amounted to $404 million. Based on the results of Step 2, management concluded that there was no goodwill impairment to be recognized for BPNA. The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as going concern entity. The goodwill impairment assessment performed for BPNA considered BPNA’s financial condition as of September 30, 2009 and BPNA’s financial projections. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which agrees with the results of the Step 2 analysis. BPNA’s provision for loan losses amounted to $456.3 million for the nine months ended September 30, 2009, which represented 111% of BPNA’s net loss of $412.4 million for the period.
The assessments concluded that there is no goodwill impairment at BPNA primarily as a result of a significant discount that resulted from the valuation of the loan portfolios. The fair value determined for BPNA’s loan portfolio in the 2009 annual test represented a discount of 21.7%, which compares to the 41.6% as of December 31, 2008. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios and deteriorated credit quality of the consumer and mortgage loan portfolios of BPNA.
For BPNA, the only subsidiary that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a market value approach based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. Additionally, the Corporation determined the reporting unit fair value using a DCF analysis based on BPNA’s financial projections, but assigned no weight to it given the current market approaches provide a more reasonable measure of fair value considering the reporting unit’s financial performance and current market conditions. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $404 million, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill. If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31st valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusion and determined they were reasonable.
For the BPPR reporting unit, had the average reporting unit estimated fair value calculated in Step 1 using all valuation methodologies been approximately 25% lower, there would still be no requirement to perform a Step 2 analysis, thus there would be no indication of impairment on the $138 million of goodwill recorded in BPPR. For the BPNA reporting unit, had the estimated implied fair value of goodwill calculated in Step 2 been approximately 67% lower, there would still be no impairment of the $404 million of goodwill recorded in BPNA as of September 30, 2009. The goodwill balance of BPPR and BPNA represent approximately 89% of the Corporation’s total goodwill balance.
Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2009 assessment were reasonable.
The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded.

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. As indicated in this MD&A, the economic situation in the United States and Puerto Rico, including deterioration in the housing market and credit market, has continued to negatively impact the financial results of the Corporation during 2009. Accordingly, management is continuing to closely monitor the fair value of the reporting units.
It is possible that the assumptions and conclusions regarding the valuation of the Corporation’s reporting units could change adversely and could result in the recognition of goodwill impairment. Such impairment could have a material adverse effect on the Corporation’s financial condition and future results of operations. Declines in the Corporation’s market capitalization increase the risk of goodwill impairment in the future.
NET INTEREST INCOME
Net interest income from continuing operations, on a taxable equivalent basis, is presented with its different components on Tables B and C for the quarters and nine months ended September 30, 2009 and 2008, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the Puerto Rico Commonwealth and its agencies. Assets held by the Corporation’s international banking entities, which previously where tax exempt under Puerto Rico law, are currently subject to a temporary 5% income tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter and nine-month periods. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in their respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for quarter and nine months ended September 30, 2009 included a favorable impact of $4.8 million and $17.1 million, respectively, consisting principally of amortization of loan origination fees and costs, prepayment penalties and late payment charges. The favorable impact for the quarter and nine months ended September 30, 2008 was $3.5 million and $13.0 million, respectively.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2009	2008	Variance	2009	2008	Variance		2009	2008	Variance	Rate	Volume
($ in millions)							(In thousands)
$936	$599	$337	0.64%	2.29%	(1.65%)	Money market investments	$1,510	$3,455	$(1,945)	$(1,679)	$(266)
7,551	8,212	(661)	4.53	4.99	(0.46)	Investment securities	85,459	102,537	(17,078)	(5,361)	(11,717)
517	539	(22)	6.79	7.83	(1.04)	Trading securities	8,857	10,605	(1,748)	(1,333)	(415)

9,004	9,350	(346)	4.25	4.98	(0.73)		95,826	116,597	(20,771)	(8,373)	(12,398)

						Loans:
15,034	15,936	(902)	4.93	5.91	(0.98)	Commercial *	186,969	236,661	(49,692)	(36,864)	(12,828)
707	1,115	(408)	8.29	7.81	0.48	Leasing	14,665	21,772	(7,107)	1,290	(8,397)
4,443	4,607	(164)	6.35	7.09	(0.74)	Mortgage	70,564	81,706	(11,142)	(8,305)	(2,837)
4,269	4,785	(516)	9.75	10.24	(0.49)	Consumer	104,597	122,883	(18,286)	(7,310)	(10,976)

24,453	26,443	(1,990)	6.13	6.98	(0.85)		376,795	463,022	(86,227)	(51,189)	(35,038)

$33,457	$35,793	$(2,336)	5.62%	6.46%	(0.84%)	Total earning assets	$472,621	$579,619	$(106,998)	$(59,562)	$(47,436)

						Interest bearing deposits:
$4,768	$5,108	$(340)	1.02%	1.77%	(0.75%)	NOW and money market**	$12,284	$22,771	$(10,487)	$(8,541)	$(1,946)
5,496	5,561	(65)	0.92	1.43	(0.51)	Savings	12,733	20,040	(7,307)	(6,773)	(534)
12,109	12,480	(371)	3.08	3.91	(0.83)	Time deposits	93,924	122,800	(28,876)	(27,405)	(1,471)

22,373	23,149	(776)	2.11	2.85	(0.74)		118,941	165,611	(46,670)	(42,719)	(3,951)

2,685	4,886	(2,201)	2.39	3.03	(0.64)	Short-term borrowings	16,142	37,233	(21,091)	(11,067)	(10,024)
2,676	2,235	441	6.37	5.05	1.32	Medium and long-term debt	42,991	28,355	14,636	8,408	6,228

27,734	30,270	(2,536)	2.55	3.04	(0.49)	Total interest bearing liabilities	178,074	231,199	(53,125)	(45,378)	(7,747)
4,309	4,106	203				Non-interest bearing demand deposits
1,414	1,417	(3)				Other sources of funds

$33,457	$35,793	$(2,336)	2.11%	2.57%	(0.46%)

			3.51%	3.89%	(0.38%)	Net interest margin

						Net interest income on a taxable equivalent basis	294,547	348,420	(53,873)	$(14,184)	$(39,689)

			3.07%	3.42%	(0.35%)	Net interest spread

						Taxable equivalent adjustment	18,158	24,138	(5,980)

						Net interest income	$276,389	$324,282	$(47,893)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the decrease in net interest income, on a taxable equivalent basis, is mainly due to a reduction in the Corporation’s earning assets. Factors that contributed to this decrease included:
•	A reduction in the average balance of investment securities resulting from the sale of approximately $3.4 billion in available-for-sale securities, mostly U.S. agency securities (FHLB notes) during the first quarter of 2009, and subsequent reinvestment of approximately $2.9 billion of the proceeds, primarily in GNMA mortgage-backed securities. The remaining proceeds were used to reduce borrowings;
•	A decrease in the commercial and construction loan portfolios as a result of lower origination activity and increased loan charge-offs, in part due to the economic recession and downturn in the housing sector, both in the Puerto Rico and U.S. mainland operations;

•	A decrease in the lease financing portfolio mainly as a result of the Corporation’s decision to exit the leasing business in the U.S. mainland operations. As a result, a substantial portion of the lease financing portfolio from Popular Equipment Finance was sold during the first quarter of 2009. In addition, lower origination activity in the Puerto Rico lease financing operations also contributed to the reduction in average balances;
•	A reduction in the average balance of mortgage loans, in part, due to the Corporation’s decision to exit certain mortgage loan origination activities, such as BPNA’s non-conventional mortgage business and the E-LOAN loan origination platform; and
•	A decrease in the consumer loan portfolio because of a slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgage portfolios.
In addition, the Corporation experienced compression in the net interest margin, on a taxable equivalent basis. The factors that contributed to this reduction included:
•	The Federal Reserve (“FED”) lowered the federal funds target rate from 2.00% as of September 30, 2008 to between 0% and 0.25% as of September 30, 2009. This reduction in market rates impacted the yield of several of the Corporation’s earning assets during that period. These assets include commercial and construction loans of which 68% have floating or adjustable rates, floating rate home equity lines of credit and credit cards, floating rate collateralized mortgage obligations, as well as the origination of loans in a low interest rate environment;
•	Increase in non-performing loans, mainly in the commercial, construction and mortgage loans portfolios;
•	Market risk management strategies have generated a higher balance of short-term investments at lower rates, thus pressuring the net interest margin;
•	The exchange of $935 million of Series C preferred stock for junior subordinated debentures securities contributed to the increase in the average cost of borrowings by approximately $6.8 million. The junior subordinated debentures were recorded at fair value (which resulted in a discount), thus the results for the quarter reflect the discount accretion as well as the contractual interest. Prior to the exchange, payments to the holder of the Series C preferred stock were in the form of dividends whereas payment on the subordinated debentures constitute interest. Partially offsetting this variance was reduction in the interest expense by approximately $3.4 million on the junior subordinated debentures which were extinguished as part of the exchange of trust preferred securities for shares of common stock; and
•	Rating downgrades that have occurred during 2009 have also contributed to the increase in the average cost of $350 million of unsecured senior notes of the Corporation by approximately $3.9 million during 2009.
The net interest margin was impacted favorably during 2009 by decreases in the average cost of short-term borrowings, as well as a decrease in the average cost of interest bearing deposits. The former was in part due to management’s decision to reduce the rates of certain non-maturity deposit accounts as well as maturities of high cost certificates of deposits being renewed at lower rates.
As shown in Table C, net interest income on a taxable equivalent basis for the nine months ended September 30, 2009 also decreases as a result of a reduction in the average balance of earning assets and a lower net interest margin due to similar factors described above.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2009	2008	Variance	2009	2008	Variance		2009	2008	Variance	Rate	Volume
($ in millions)									(In thousands)
$1,194	$651	$543	0.79%	2.97%	(2.18%)	Money market investments	$7,027	$14,459	$(7,432)	$(8,091)	$659
7,578	8,254	(676)	4.66	5.07	(0.41)	Investment securities	264,553	313,800	(49,247)	(10,150)	(39,097)
660	696	(36)	6.75	7.35	(0.60)	Trading securities	33,362	38,295	(4,933)	(3,036)	(1,897)

9,432	9,601	(169)	4.31	5.09	(0.78)		304,942	366,554	(61,612)	(21,277)	(40,335)

						Loans:
15,395	15,714	(319)	4.97	6.25	(1.28)	Commercial *	572,368	734,934	(162,566)	(147,136)	(15,430)
798	1,115	(317)	8.37	7.97	0.40	Leasing	50,041	66,672	(16,631)	3,174	(19,805)
4,491	4,769	(278)	6.58	7.23	(0.65)	Mortgage	221,490	258,495	(37,005)	(22,502)	(14,503)
4,418	4,916	(498)	9.88	10.23	(0.35)	Consumer	326,904	376,719	(49,815)	(18,258)	(31,557)

25,102	26,514	(1,412)	6.23	7.23	(1.00)		1,170,803	1,436,820	(266,017)	(184,722)	(81,295)

$34,534	$36,115	$(1,581)	5.71%	6.67%	(0.96%)	Total earning assets	$1,475,745	$1,803,374	$(327,629)	$(205,999)	$(121,630)

						Interest bearing deposits:
$4,809	$4,996	$(187)	1.15%	1.92%	(0.77%)	NOW and money market **	$41,437	$71,919	$(30,482)	$(27,403)	(3,079)
5,545	5,606	(61)	0.99	1.56	(0.57)	Savings	40,979	65,295	(24,316)	(22,627)	(1,689)
12,405	12,529	(124)	3.37	4.17	(0.80)	Time deposits	313,016	391,382	(78,366)	(80,823)	2,457

22,759	23,131	(372)	2.32	3.05	(0.73)		395,432	528,596	(133,164)	(130,853)	(2,311)

2,976	5,549	(2,573)	2.40	3.32	(0.92)	Short-term borrowings	53,476	137,824	(84,348)	(45,844)	(38,504)
3,046	1,971	1,075	5.88	5.14	0.74	Medium and long-term debt	133,858	75,823	58,035	12,028	46,007

28,781	30,651	(1,870)	2.71	3.23	(0.52)	Total interest bearing liabilities	582,766	742,243	(159,477)	(164,669)	5,192
						Non-interest bearing
4,269	4,137	132				demand deposits
1,484	1,327	157				Other sources of funds

$34,534	$36,115	$(1,581)	2.26%	2.75%	(0.49%)

			3.45%	3.92%	(0.47%)	Net interest margin

						Net interest income on a taxable equivalent basis	892,979	1,061,131	(168,152)	($41,330)	($126,822)

			3.00%	3.44%	(0.44%)	Net interest spread

						Taxable equivalent adjustment	61,044	70,793	(9,749)

						Net interest income	$831,935	$990,338	($158,403)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the continuing operations totaled $331.1 million, or 123% of net charge-offs, for the quarter ended September 30, 2009, compared with $252.2 million, or 148% of net charge-offs for the third quarter of 2008. The increase in the provision for loan losses for the quarter ended September 30, 2009 compared to the same quarter in 2008 was the result of higher general reserve requirements for commercial loans, construction loans, U.S. mainland non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for loans considered impaired.

The provision for loan losses for the continuing operations totaled $1.1 billion, or 145% of net charge-offs, for the nine months ended September 30, 2009, compared with $602.6 million, or 160% of net charge-offs for the nine months ended September 30, 2008. Similar factors to those described for the quarterly results primarily influenced the variance for the nine-month period ended September 30, 2009 compared to the same period in the previous year.
Additional information on net charge-offs, non-performing assets and the allowance for loan losses is provided in the Credit Risk Management and Loan Quality section of this MD&A.
NON-INTEREST INCOME
Refer to Table D for a breakdown on non-interest income from continuing operations by major categories for the quarters and nine months ended September 30, 2009 and 2008.
TABLE D
Non-Interest Income

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Service charges on deposit accounts	$54,208	$52,433	$1,775	$161,412	$155,319	$6,093

Other service fees:
Debit card fees	26,986	28,170	(1,184)	80,867	79,880	987
Credit card fees and discounts	23,497	27,138	(3,641)	70,951	81,664	(10,713)
Processing fees	13,638	13,044	594	40,773	38,587	2,186
Insurance fees	11,463	12,378	(915)	36,014	38,254	(2,240)
Sale and administration of investment products	8,181	6,890	1,291	25,204	25,966	(762)
Mortgage servicing fees, net of fair value adjustments	4,869	(1,407)	6,276	18,301	13,809	4,492
Trust fees	3,260	2,906	354	9,364	9,038	326
Other fees	5,720	6,183	(463)	17,110	19,451	(2,341)

Total other service fees	97,614	95,302	2,312	298,584	306,649	(8,065)

Net (loss) gain on sale and valuation adjustments of investment securities	(9,059)	(9,132)	73	220,792	69,430	151,362
Trading account profit	7,579	6,669	910	31,241	38,547	(7,306)
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(8,728)	6,522	(15,250)	(35,994)	25,696	(61,690)
Other operating income	18,430	36,134	(17,704)	44,579	92,836	(48,257)

Total non-interest income	$160,044	$187,928	($27,884)	$720,614	$688,477	$32,137

Non-interest income for the quarter and nine-month period ended September 30, 2009 was negatively impacted by losses on sales of loans, which include adjustments in indemnities and representation and warranty reserves, compared to gains on sales of loans in 2008, as detailed in the table below.

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

(Loss) gain on sales of loans, including adjustments to credit recourse and representation and warranty reserves	$(8,728)	$6,877	$(15,605)	$(32,286)	$25,923	$(58,209)
Lower of cost or market valuation adjustment on loans held-for-sale	—	(355)	355	(3,708)	(227)	(3,481)

Total	$(8,728)	$6,522	$(15,250)	$(35,994)	$25,696	$(61,690)

The losses on sales of loans for the quarter and nine-month period ended September 30, 2009 were mainly the result of increases in the representation and warranty reserves for loans previously sold by E-LOAN by $10.4 million and $28.8 million, respectively, given an upward trend in loss severities and claims in the current economic environment. On the other hand, the gains in 2008 included the loans sold by E-LOAN, which stopped originating loans in the fourth quarter of 2008. The variance for the nine-month period was also impacted by the sale of approximately $0.3 billion in lease financings by Popular Equipment Finance, a subsidiary of BPNA, which resulted in a loss during the first quarter of 2009 of approximately $13.8 million.

The decrease in other operating income by $17.7 million and $48.3 million, respectively, during the third quarter and nine months ended September 30, 2009, when compared to the same periods of the previous year, was mainly associated to $21.1 million in gains on the sale of a real estate property by the U.S. banking subsidiary during the third quarter of 2008. Also contributing to the variance for the nine-month period were $12.8 million in gains on the sale of six retail bank branches of BPNA in Texas during the first quarter of 2008, lower gains on the sales of real estate properties in the Banco Popular de Puerto Rico (“BPPR”) reportable segment in 2009, the gain recognized during the third quarter of 2008 on the sale of substantially all assets of EVERTEC’s health processing division, and higher derivative losses by $9.7 million, including unfavorable credit risk adjustments, in 2009. Partially offsetting the decreases in other operating income for the quarter and nine months ended September 30, 2009 were higher revenues derived from investments accounted under the equity method.
Other service fees reflect an increase of 2% for the third quarter of 2009, compared to the third quarter of 2008. However, it declined by 3% for the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008. The favorable variance in mortgage servicing fees was mainly due to higher fees due to a higher volume of loans serviced and lower valuation adjustments in the fair value of the servicing rights when compared to 2008. There was a decrease in credit card fees and discounts because of lower merchant income due to reduced volume of purchases and lower late payment fees mainly from lower volume of accounts subject to a fee.
These unfavorable variances in non-interest income were partially offset by higher net gains on sales of investment securities, net of valuation adjustments of investment securities, as shown on the table below:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Net gain on sale of investment securities	$198	$15	$183	$236,638	$78,577	$158,061
Valuation adjustments of investment securities	(9,257)	(9,147)	(110)	(15,846)	(9,147)	(6,699)

Total	$(9,059)	$(9,132)	$73	$220,792	$69,430	$151,362

Net gains on sales of investment securities for the nine months ended September 30, 2009 included $182.7 million in gains derived from the sale of $3.4 billion in U.S. Treasury notes and U.S. agencies during the first quarter of 2009 by BPPR and $52.3 million in gains from the sale of equity securities in the second quarter of 2009 by the BPPR and EVERTEC reportable segments. For the nine months ended in September 30, 2008, net gains on sale of investment securities included approximately $49.3 million in gains related to the redemption of VISA shares of common stock held by the Corporation during the first quarter of 2008 and $28.3 million in capital gains realized from the sale of $2.4 billion in U.S. agency securities during the second quarter of 2008 by BPPR. The valuation adjustments of investment securities for the nine months ended September 30, 2009 were mostly related to write-downs on equity securities available-for-sale and tax credit investments classified as other investment securities in the consolidated statement of condition.
For the nine months ended September 30, 2009, there were lower trading account profits, compared with the same period in 2008, mainly due to lower realized gains on the sale of mortgage-backed securities.

OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses by major categories for the quarter and nine months ended September 30, 2009, compared with the same periods in the previous year.
TABLE E
Operating Expenses

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2009	2008	$ Variance	2009	2008	$ Variance

Personnel costs	$130,547	$148,230	$(17,683)	$412,044	$459,515	$(47,471)
Net occupancy expenses	28,269	26,510	1,759	80,734	81,218	(484)
Equipment expenses	24,983	26,305	(1,322)	76,289	84,312	(8,023)
Other taxes	13,109	13,301	(192)	39,369	39,905	(536)
Professional fees	28,694	31,780	(3,086)	80,643	88,964	(8,321)
Communications	11,902	12,574	(672)	36,115	38,137	(2,022)
Business promotion	8,905	16,216	(7,311)	26,761	51,064	(24,303)
Printing and supplies	2,857	3,269	(412)	8,664	10,763	(2,099)
FDIC deposit insurance	16,506	4,625	11,881	61,954	9,237	52,717
Gain on early extinguishment of debt	(79,304)	—	(79,304)	(79,304)	—	(79,304)
Other operating expenses	31,753	36,139	(4,386)	104,955	104,485	470
Amortization of intangibles	2,379	3,966	(1,587)	7,218	8,948	(1,730)

Total	$220,600	$322,915	$(102,315)	$855,442	$976,548	$(121,106)

Operating expenses were favorably impacted by a $79.3 million gain on early extinguishment of debt recorded during the quarter ended September 30, 2009, related principally from the junior subordinated debentures that were extinguished as a result of the exchange of trust preferred securities for common stock in August 2009.
Operating expenses for the quarter and nine months ended September 30, 2009 included approximately $1.3 million and $8.9 million, respectively, in costs associated with the restructuring plans in place at BPNA and E-LOAN that were commenced during 2008. To facilitate the comparative analysis, below are details on the restructuring plans that pertained to the continuing operations.

	For the quarter ended			For the nine months ended
	September 30, 2009			September 30, 2009
	BPNA	E-LOAN 2008		BPNA	E-LOAN 2008
	Restructuring	Restructuring		Restructuring	Restructuring
(In thousands)	Plan	Plan	Total	Plan	Plan	Total

Personnel costs	$1,054	$243	$1,297	$5,332	$2,946	$8,278
Net occupancy expenses	47	—	47	120	—	120
Other operating expenses	—	—	—	453	—	453

Total	$1,101	$243	$1,344	$5,905	$2,946	$8,851

The decrease in personnel costs for the continuing operations was primarily the result of a reduction in headcount from 10,818 as of September 30, 2008 to 9,591 as of September 30, 2009. BPNA and E-LOAN were the principal contributors to this reduction with a decrease of 912 FTE’s on a combined basis. There was also a reduction in headcount at the BPPR and EVERTEC reportable segments due to cost control initiatives, which included lower headcount from attrition. Also, there were lower incentive compensation and commissions. Furthermore, in February 2009, the Corporation suspended its matching contributions to the Puerto Rico and U.S. mainland subsidiaries’ savings and investment plans as part of the actions taken to control costs, as well as froze the BPPR’s pension plan with regards to all future benefit accruals after April 30, 2009.
Equipment expenses decreased due to lower amortization of software packages and depreciation of technology equipment, in part because such software and equipment was fully amortized in 2008 or early 2009. Also, the decrease is partially due to lower equipment requirement and software licensing because of the downsizing of the Corporation’s U.S. mainland operations.

The reduction in professional fees was mostly due to the fact that in the third quarter of 2008, the Corporation incurred consulting and advisory services associated to the U.S. sale transactions and valuation services, which were not recurrent in 2009. Also, the year-to-date reduction was influenced by lower credit bureau fees and other loan origination related services given the exiting by E-LOAN of the direct lending business during 2008, lower programming fees and temporary services. These favorable variances were partially offset by higher collection costs due to higher delinquencies in the loan portfolio.
The decrease in business promotion resulted principally from cost control measures on expenditures in general, including advertising and mailing campaigns, among others, as well as the downsizing of the Corporation’s U.S. mainland operations.
FDIC deposit insurance premiums increased principally due to increases in assessment rates and additional premiums resulting from two temporary programs to further insure customer deposits at FDIC-member banks, which include insuring deposit accounts up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts (unlimited coverage). Also, the 2009 FDIC deposit insurance expense reflects the impact of a $16.7 million special assessment in the second quarter of 2009. For a discussion of factors that influenced this increase, refer to Item 1A. Risk Factors in this Form 10-Q, particularly the risk factor captioned “Risks Relating to Our Business — Increases in FDIC insurance premiums may have a material adverse affect on our earnings”.
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
The table previously presented in the Operating Expenses section above, details the expenses recorded by the Corporation during the quarter and nine months ended September 30, 2009 that were associated with this particular restructuring plan. As of September 30, 2009, the reserve for restructuring costs associated with the BPNA Restructuring Plan amounted to $8 million. During the third quarter of 2009, restructuring charges associated to the BPNA Restructuring Plan amounted to $1.1 million and were principally for severance costs. As of September 30, 2009, the BPNA Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $25.6 million. An additional $3.3 million in associated costs are expected to be incurred in 2009. Refer to Note 22 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.
All restructuring efforts at BPNA are expected to result in approximately $50 million in recurrent annual cost savings. The majority of the savings are related to personnel costs since the restructuring plan incorporates a headcount reduction of approximately 670 FTEs, or 30% of BPNA’s workforce. Management expects the headcount reduction to be achieved by the end of 2009. As a result of the BPNA Restructuring Plan, FTE’s at BPNA were 1,490 as of September 30, 2009, compared to 2,110 at the same date in the previous year.

E-LOAN 2008 Restructuring Plan
In October 2008, the Corporation’s Board of Directors approved a restructuring plan for E-LOAN (the “E-LOAN 2008 Restructuring Plan”), which involved E-LOAN to cease operating as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA. The 2008 E-LOAN Restructuring Plan is substantially complete as of September 30, 2009 since all operational and support functions were transferred to BPNA and EVERTEC and loan servicing was transferred to a third-party provider. As of September 30, 2009, E-LOAN’s workforce totaled 8 FTEs, compared with 300 as of September 30, 2008.
As of September 30, 2009, the accrual for restructuring costs associated with the E-LOAN 2008 Restructuring Plan amounted to $1 million. Restructuring charges associated to the E-LOAN 2008 Restructuring Plan amounted to $0.2 million for the quarter ended September 30, 2009 and consisted principally of severance costs. As of September 30, 2009, the E-LOAN 2008 Restructuring Plan has resulted in combined charges for 2008 and 2009 of approximately $24.9 million. An additional $0.2 million in associated costs are expected to be incurred in 2009. Refer to Note 22 to the consolidated financial statements for a detail of the activity in the reserve for restructuring costs and a breakdown of charges.
The costs related to the E-LOAN Restructuring Plan are part of the results of the BPNA reportable segment.
INCOME TAXES
Income tax expense for the continuing operations amounted to $6.3 million for the quarter ended September 30, 2009, compared with income tax expense of $148.3 million for the same quarter of 2008. The reduction in income tax expense was principally due to the fact that during the third quarter of 2008, the Corporation initially recorded a valuation allowance on the deferred tax assets (“DTA”) of the U.S. mainland operations. The recording of this valuation increased income tax expense by $189.2 million on the continuing operations.
The components of the income tax expense (benefit) for the continuing operations were as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2009		2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$(47,186)	40.95%	$(145,752)	40.95%
Benefits of net tax exempt interest income	(11,895)	10.32	(38,751)	10.89
Effect of income subject to preferential tax rate	(25)	0.02	(59,298)	16.66
Deferred tax asset valuation allowance	58,480	(50.75)	203,709	(57.23)
Difference in tax rates due to multiple jurisdictions	8,579	(7.44)	31,252	(8.78)
State taxes and others	(1,622)	1.41	(6,369)	1.78

Income tax expense (benefit)	$6,331	(5.49%)	$(15,209)	4.27%

Income tax benefit amounted to $15.2 million for the nine-month period ended September 30, 2009, compared with income tax expense of $152.5 million for the same period in 2008. The reduction in income tax expense was primarily due to the impact on the recording of a valuation allowance in 2008 as previously indicated and by lower income before tax attributable to the business in Puerto Rico. Also, on March 9, 2009, several amendments or additions to the Puerto Rico Internal Revenue Code were adopted, including a temporary five percent special surtax over the tax liability of all corporations doing business in Puerto Rico for the years beginning on January 1, 2009 thru December 31, 2011. This increase in tax rate resulted in an income tax benefit as a result of adjusting the deferred tax assets to reflect the increase in the tax rate.
These reductions were partially offset by a decrease in exempt interest income, net of disallowance of expenses attributed to such exempt income.

Refer to Note 23 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2009.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, EVERTEC and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 26 to the consolidated financial statements.
The Corporate group had a net income of $52.3 million in the third quarter of 2009, compared with a net loss of $138.0 million in the same quarter of 2008. The main contributor to this variance was the $80.3 million gain on early extinguishment of debt related to the aforementioned exchange of trust preferred securities for common stock in the third quarter of 2009. Also impacting the results were higher net interest expense by approximately $15.4 million and an income tax benefit of $5.2 million in the third quarter of 2009 compared to an income tax expense of $106.9 million in the third quarter of 2008. The variance in net interest expense was principally related to an additional interest expense on long-term debt as a result of the exchange of the $935 million of the Corporation’s Series C preferred stock for $935 million of newly issued trust preferred securities and a higher cost on senior debt due to rate increases resulting from downgrades on Popular’s unsecured senior debt ratings, partially offset by lower interest expense on the extinguished junior subordinated debentures. The Corporate group’s financial results for the quarter and nine months ended September 30, 2008 included an unfavorable impact to income taxes due to an allocation (for segment reporting purposes) of $116.3 million of the $360.4 million valuation allowance on the deferred tax assets of the U.S. mainland operations to Popular North America (“PNA”), holding company of the U.S. operations. PNA files a consolidated tax return. The Corporate group had net income of $6.0 million for the nine months ended September 30, 2009, compared with net losses of $157.1 million for the same period in 2008. Similar factors influenced the year-to-date variances.
Highlights on the results of operations for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported a net loss of $10.8 million for the quarter ended September 30, 2009, a decrease of $46.2 million when compared with the same quarter in the previous year. The Corporation’s banking operations in Puerto Rico have continued to be adversely impacted by the prolonged economic recession being experienced by the Puerto Rico economy and housing market, which has resulted in higher credit losses. The main factors that contributed to the variance in the results for the quarter ended September 30, 2009, when compared to the third quarter of 2008, included:
•	lower net interest income by $20.5 million, or 9%, primarily due to a lower net interest yield, which was principally driven by the reduction in the yield of earning assets, principally commercial and construction loans. This decline can be attributed to two main factors: (1) the reduction in rates by the Fed as described in the Net Interest Income section of this MD&A and (2) an increase in non-performing loans. Also, the BPPR reportable segment experienced a decrease in the yield of investment securities. Partially offsetting this unfavorable impact to net interest income was a reduction in the Corporation’s average cost of funds driven by a reduction in the cost of deposits and short-term borrowings due to the decrease in rates by the Fed and management’s actions to lower the rates paid on certain deposits. Also, the unfavorable variance in net interest income was associated with a decline in the average volume of investment securities and in the loan portfolio, in part due to the slowdown of loan origination activity and increased levels of loan charge-offs. This negative impact from the reduction in the average volume of earning assets was partially offset by a reduction in the average volume of short-term borrowings;
•	higher provision for loan losses by $24.4 million, or 19%, primarily related to the construction, consumer and commercial loan portfolios. The BPPR reportable segment experienced an increase of $36.5 million in net charge-offs for the quarter ended September 30, 2009, compared to the same quarter in the previous year, principally associated with an increase in construction loan net charge-offs by $32.4 million, mainly related to the partial charge-off of a particular construction lending relationship. As of September 30, 2009, there were $1.0 billion of individually evaluated impaired loans in the BPPR reportable segment with a related allowance for loan losses of $194.9 million, compared to $563.6 million and $90.3 million, respectively, as of September 30, 2008. Non-performing loans in this reportable segment increased by $733 million from September 30, 2008 to the same date in 2009, mainly related to construction loans. The ratio of allowance for loan losses to loans held-in-portfolio for the BPPR reportable segment was 4.31% as of September 30, 2009, compared with 3.00% as of September 30, 2008. The provision for loan losses represented 109% of net charge-offs for the third quarter of 2009, compared with 124% of net charge-offs in the same period of 2008. The ratio of annualized net charge-offs to average loans held-in-portfolio for the BPPR reportable segment was 3.70% for the quarter ended September 30, 2009, compared with 2.60% for the quarter ended September 30, 2008;
•	higher non-interest income by $10.0 million, or 8%, mainly due to higher other service fees by $5.7 million, principally caused by a favorable change in the fair value of the servicing rights and higher fees due to a greater volume of loans serviced for others; partially offset by lower credit card fees. This favorable variance was impacted by higher investment banking fees in the Corporation’s broker-dealer subsidiary due to higher commission income;
•	higher operating expenses by $6.8 million, or 3%, mainly due to higher FDIC deposit insurance premiums and higher net occupancy expenses, partially offset by lower business promotion, personnel costs, amortization of intangibles and equipment expenses, among others; and
•	income tax expense of $1.9 million in the third quarter of 2009 compared to an income tax benefit of $2.5 million in the third quarter of 2008. Refer to the Income Taxes section of this MD&A for additional information.
Net income for the nine months ended September 30, 2009 totaled $175.9 million, a decrease of $50.8 million, or 22%, compared with the same period in the previous year. These results reflected:
•	lower net interest income by $75.3 million, or 10%;
•	higher provision for loan losses by $147.2 million, or 43%;
•	higher non-interest income by $143.5 million , or 30%, which was mainly due to higher gains on the sale of investment securities by $157.1 million. In the additional disclosures of the BPPR reportable segment presented in Note 26 to the consolidated financial statements, the capital gain specifically related to the sale of the investment securities available-for-sale in the nine months ended September 30, 2009 was distributed $50.8 million to the commercial banking business and $176.4 million to the consumer and retail banking business of BPPR. The transactions that impacted this variance were described in the Non-Interest Income section of this MD&A;
•	higher operating expenses by $10.2 million, or 2%, which was mainly due to higher FDIC deposit insurance premiums, partially offset by lower personnel costs, business promotion, professional fees and equipment expenses; and
•	lower income tax expense of $38.3 million, or 97%.
EVERTEC
EVERTEC’s net income for the quarter ended September 30, 2009 totaled $10.8 million, an increase of $2.4 million, or 28%, when compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended September 30, 2009, when compared with the third quarter of 2008, included:
•	lower non-interest income by $1.1 million, or 2%, primarily due to lower income derived from Information Technology (“IT”) consulting services; partially offset by higher business process outsourcing and higher electronic transaction processing fees mainly related to payment services, item processing and point-of-sale (“POS”) terminals;
•	lower operating expenses by $5.7 million, or 11%, primarily due to lower personnel costs, equipment expenses, professional fees and other operating expenses; and
•	higher income tax expense by $2.1 million, or 50%.

Net income for the nine months ended September 30, 2009 totaled $38.8 million, an increase of $5.1 million, or 15%, compared with the same period in the previous year. These results reflected:
•	lower non-interest income by $4.6 million, or 2%;
•	lower operating expenses by $14.2 million, or 9%, primarily due to lower personnel costs, equipment expenses, professional fees expenses and other operating expenses; and
•	higher income tax expense by $4.3 million, or 31%.
Banco Popular North America
Banco Popular North America reported a net loss of $169.9 million for the quarter ended September 30, 2009, compared to a net loss of $139.0 million for the third quarter of 2008. The main factors that contributed to the quarterly variance in this reportable segment included:
•	lower net interest income by $11.8 million, or 13%, which was mainly due to lower interest income on loans, partially offset by a reduction in deposit expenses;
•	higher provision for loan losses by $54.5 million, or 44%, principally as a result of higher general reserve requirements for commercial loans, construction loans, U.S. non-conventional residential mortgages and home equity lines of credit, combined with specific reserves recorded for individually evaluated impaired loans. There were higher net charge-offs in commercial loans by $27.0 million, mortgage loans by $18.5 million, construction loans by $11.2 million and consumer loans by $6.4 million. As of September 30, 2009, there were $523 million of individually evaluated impaired loans in the BPNA reportable segment with a specific allowance for loan losses of $118.3 million, compared to $189.8 million and $40.9 million, respectively, as of September 30, 2008. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-performing loans in this reportable segment by $354 million, when compared to September 30, 2008. The ratio of allowance for loan losses to loans held-in-portfolio for the BPNA reportable segment was 6.05% as of September 30, 2009, compared with 2.37% as of September 30, 2008. The provision for loan losses represented 137% of net charge-offs for the third quarter of 2009, compared with 185% of net charge-offs in the same period of 2008. The ratio of annualized net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 5.65% for the third quarter of 2009, compared with 2.60% for the same quarter in 2008;
•	lower non-interest income by $46.1 million, or 88%, mainly due to the gain of $21.1 million on the sale of a real estate property recorded during the third quarter of 2008. Also, there were higher losses in the third quarter of 2009 as a result of an increase in indemnification reserves associated to loans sold;
•	lower operating expenses by $22.7 million, or 24%. This variance was principally the result of lower personnel costs by $16.7 million and business promotion expenses by $4.5 million. Refer to the Restructuring Plans section of this MD&A for details on the costs incurred to date related to the BPNA and E-LOAN restructuring plans; and
•	lower income tax expense of $58.8 million, or 96%, due to the recording of a valuation allowance on the deferred tax assets in 2008.
Net loss for the nine months ended September 30, 2009 totaled $557.6 million, an increase of $382.3 million, when compared with the same period in the previous year. These results reflected:
•	lower net interest income by $42.3 million, or 15%;
•	higher provision for loan losses by $303.3 million;
•	lower non-interest income by $119.7 million, or 88%, which was mainly due to losses associated to loan sales in 2009, principally the sale by Popular Equipment Finance discussed in the Non-Interest Income section of this MD&A, and increases in indemnity reserves for loans sold. Also, the results for the nine months ended September 30, 2008 included a $12.8 million gain on the sale of BPNA’s Texas branches and a $21.1 million gain in the sale of a real estate property;
•	lower operating expenses by $44.0 million, or 15%, principally due to downsizing; and
•	income tax benefit of $5.7 million for the nine months ended September 30, 2009 compared with an income tax expense of $33.4 million for the same period of 2008. The income tax benefit reported for 2009 relates to a tax refund as a result of the 2005 and 2006 net operating loss carrybacks.

FINANCIAL CONDITION
Assets
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights of the statements of condition.
The Corporation’s total assets as of September 30, 2009 amounted to $35.6 billion, compared with $38.9 billion as of December 31, 2008. Total assets as of September 30, 2008 amounted to $40.4 billion as of September 30, 2008, which included $969 million in assets from discontinued operations which were substantially sold during the fourth quarter of 2008. The decline in total assets from December 31, 2008 to September 30, 2009 reflected deleveraging strategies which impacted the lower volume of investment securities. Also, there was a substantial reduction in loans reflecting the impact of loan sales, downsizing and exiting certain business lines, lower volume of loan originations in part due to the continued slowdown in the economy in general, and an increase in loan charge-offs.
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity on a combined basis is presented in Table E. Also, Notes 6 and 7 to the consolidated financial statements provide additional information with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	September 30,	December 31,		September 30,
(In millions)	2009	2008	Variance	2008	Variance

U.S. Treasury securities	$56.9	$502.1	$(445.2)	$464.2	$(407.3)
Obligations of U.S. Government sponsored entities	1,694.3	4,808.5	(3,114.2)	5,111.3	(3,417.0)
Obligations of Puerto Rico, States and political subdivisions	271.1	385.7	(114.6)	286.4	(15.3)
Collateralized mortgage obligations — federal agencies	1,598.0	1,507.0	91.0	1,361.2	236.8
Collateralized mortgage obligations — private label	127.0	149.0	(22.0)	191.9	(64.9)
Mortgage-backed securities	3,445.3	848.5	2,596.8	850.5	2,594.8
Equity securities	8.8	10.1	(1.3)	14.7	(5.9)
Others	4.8	8.3	(3.5)	8.4	(3.6)

Total	$7,206.2	$8,219.2	$(1,013.0)	$8,288.6	$(1,082.4)

The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios from December 31, 2008 to the end of the third quarter of 2009 was mainly associated with the repayment of maturing securities. As previously indicated in this MD&A, during the first quarter of 2009, the Corporation sold $3.4 billion of investment securities available-for-sale, principally U.S. agency securities (FHLB notes). Funds received from this sale were reinvested primarily in GNMA mortgage-backed securities.
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
Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than- temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. Also, for equity securities that are considered other-than-temporarily impaired, the excess of the security’s carrying value over its fair value at the evaluation date is accounted for as a loss in the results of operations. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before a forecasted recovery occurs.
As of September 30, 2009, management performed its quarterly analysis of all debt securities in an unrealized loss position to determine if any securities were other-than-temporarily impaired. Based on the analyses performed, management concluded that no material individual debt security was other-than-temporarily impaired as of such date. As of September 30, 2009, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities as of September 30, 2009. During the nine months ended September 30, 2009, the Corporation has recorded $10.2 million in losses on certain equity securities considered other-than-temporarily impaired. Management has the intent and ability to hold the investments in equity securities that are at a loss position as of September 30, 2009 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments. Additional information is provided in Notes 6 and 7 to the consolidated financial statements.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, at period-end, is presented in Table G.
TABLE G
Loans Ending Balances (including loans held-for-sale)

			Variance		Variance
			September 30, 2009		September 30, 2009
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2009	2008	2008	2008	2008

Commercial	$13,076,772	$13,687,060	$(610,288)	$13,857,264	$(780,492)
Construction	1,882,069	2,212,813	(330,744)	2,134,250	(252,181)
Lease financing	699,350	1,080,810	(381,460)	1,124,021	(424,671)
Mortgage (1)	4,621,915	4,639,464	(17,549)	4,707,715	(85,800)
Consumer	4,191,410	4,648,784	(457,374)	4,757,919	(566,509)

Total loans (2)	$24,471,516	$26,268,931	$(1,797,415)	$26,581,169	$(2,109,653)

(1)	Includes residential construction loans.

(2)	Loans disclosed exclude the discontinued operations of PFH.

The decrease in commercial and construction loan portfolios from December 31, 2008 and September 30, 2008 to September 30, 2009 reflected the slowdown in origination activity and increased loan charge-offs as a result of the downturn in the real estate market, along with a deteriorated economic environment and credit quality. Also, as previously described in the Corporation’s 2008 Annual Report and in the Restructuring Plans section of this MD&A, the Corporation’s U.S. mainland banking operations exited and downsized certain loan origination channels, thus impacting negatively the volume of loan originations.
The decline in the lease financing portfolio from December 31, 2008 to September 30, 2009 was primarily the result of the sale of a lease financing portfolio from Popular Equipment Finance, as described in the Non-Interest Income section of this MD&A. This sale also impacted the variance from September 30, 2008. Also, there was a slowdown in loan originations in the Puerto Rico operations.
The mortgage loan portfolio as of September 30, 2009 remained at levels similar to December 31, 2008. The Banco Popular de Puerto Rico reportable segment showed an increase of $148 million, and was partially offset by a reduction at the BPNA reportable segment of $165 million since BPNA ceased originating non-conventional mortgage loans as part of the BPNA Restructuring Plan.
The decrease in the consumer loan portfolio from December 31, 2008 to September 30, 2009 was mostly reflected in personal and auto loans and HELOCs. There was a lower volume of personal and auto loans in the Banco Popular de Puerto Rico reportable segment due to current economic conditions which have impacted the volume of new loan originations and the run-off of Popular Finance’s loan portfolio. Popular Finance operations were closed in late 2008. Furthermore, there were reductions in the consumer loan portfolio of BPNA, including E-LOAN, primarily due to the run-off of its auto loan portfolio, closed-end second mortgages and HELOCs without any concentrated lending efforts in these products.
Table H provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			September 30, 2009		September 30, 2009
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2009	2008	2008	2008	2008

Net deferred tax assets (net of valuation allowance)	$380,596	$357,507	$23,089	$663,260	$(282,664)
Bank-owned life insurance program	230,579	224,634	5,945	222,298	8,281
Prepaid expenses	144,949	136,236	8,713	153,698	(8,749)
Investments under the equity method	97,817	92,412	5,405	117,766	(19,949)
Derivative assets	81,249	109,656	(28,407)	50,335	30,914
Trade receivables from brokers and counterparties	8,275	1,686	6,589	17,100	(8,825)
Others	210,215	193,466	16,749	187,762	22,453

Total	$1,153,680	$1,115,597	$38,083	$1,412,219	$(258,539)

Note: Other assets from discontinued operations as of December 31, 2008 and September 30, 2008 are presented as part of “Assets from discontinued operations” in the consolidated statements of condition.

Other assets as of September 30, 2009 remained stable when compared with December 31, 2008. When compared with September 30, 2008, the major variance was reflected in the category of net deferred tax assets, which was principally the result of recording in the fourth quarter of 2008 a full valuation allowance on the deferred tax assets of the Corporation’s U.S. operations. Refer to Note 23 to the consolidated financial statements for a description of the Corporation’s deferred tax assets as of September 30, 2009.
Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets as of September 30, 2009 and December 31, 2008 is included in Table I as follows:
TABLE I
Financing to Total Assets

			% decrease from	% of total assets
	September 30,	December 31,	December 31, 2008 to	September 30,	December 31,
(Dollars in millions)	2009	2008	September 30, 2009	2009	2008

Non-interest bearing deposits	$4,282	$4,294	(0.3%)	12.0%	11.1%
Interest-bearing core deposits	15,220	15,647	(2.7)	42.7	40.2
Other interest-bearing deposits	6,881	7,609	(9.6)	19.3	19.6
Federal funds and repurchase agreements	2,808	3,552	(20.9)	7.9	9.1
Other short-term borrowings	3	5	(40.0)	—	—
Notes payable	2,650	3,387	(21.8)	7.4	8.7
Others	1,052	1,121	(6.2)	3.0	2.9
Stockholders’ equity	2,742	3,268	(16.1)	7.7	8.4

A breakdown of the Corporation’s deposits at period-end is included in Table J.
TABLE J
Deposits Ending Balances

			Variance		Variance
	September 30,	December 31,	September 30, 2009 Vs.	September 30,	September 30, 2009 Vs.
(In thousands)	2009	2008	December 31, 2008	2008	September 30, 2008

Demand deposits *	$4,894,509	$4,849,387	$45,122	$4,731,724	$162,785
Savings, NOW and money market deposits	9,509,512	9,554,866	(45,354)	9,884,674	(375,162)
Time deposits	11,978,877	13,145,952	(1,167,075)	13,294,999	(1,316,122)

Total	$26,382,898	$27,550,205	$(1,167,307)	$27,911,397	$(1,528,499)

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as part of time deposits, totaled $2.8 billion as of September 30, 2009, compared with $3.1 billion as of December 31, 2008 and September 30, 2008. Brokered certificates of deposit, which are typically sold through an intermediary to retail investors, provide access to longer-term funds that may not be available in the Puerto Rico market and provide the ability to raise additional funds without pressuring retail deposit pricing. However, in a rising rate scenario, the pricing and availability of brokered certificates of deposit may be more sensitive to market rates than retail deposits.
Besides the reduction in time deposits resulting from the Corporation’s lower reliance in brokered certificates of deposit between December 31, 2008 and September 30, 2009, there was also a decline in time deposits at the BPNA reportable segment. The latter was in part due to deleveraging strategies, including the closure and consolidation of branches and lower volume of loans and investment securities, as well as a gradual reduction in the pricing of deposits, including deposits gathered through the internet platform of E-LOAN.
The increase in demand deposits from September 30, 2008 to September 30, 2009 was mainly in the BPPR reportable segment and was reflected mostly in commercial deposits.
The decline in savings, NOW and money market deposits from September 30, 2008 to the same date in 2009 was related to both BPNA and BPPR. The reduction at BPPR was mostly in commercial accounts. During 2008 and 2009, management took actions to lower the rates paid on certain deposits, including internet deposits offered by BPNA through the E-LOAN deposit platform, in part associated with the decline in rates by the Fed.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. The Corporation considers as core deposits all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered certificates of deposits with denominations under $100,000. The Corporation’s core deposits totaled $19.5 billion, or 74% of total deposits, as of September 30, 2009, compared to $19.9 billion or 72% as of December 31, 2008, and $20.0 billion or 72% as of September 30, 2008.
The distribution of certificates of deposit with denominations of $100,000 and over as of September 30, 2009, was as follows:

(In millions)

3 months or less	$2,009,836
3 to 6 months	1,100,445
6 to 12 months	1,239,479
Over 12 months	667,613

$5,017,373

Borrowed funds amounted to $5.5 billion as of September 30, 2009, compared with $6.9 billion as of December 31, 2008 and $8.5 billion as of September 30, 2008. Note 14 to the consolidated financial statements provides additional information on the Corporation’s borrowings as of such dates. The decline in borrowings from December 31, 2008 to September 30, 2009 was directly related to the maturity of unsecured senior term notes of Popular North America during the 2009, which had been used to fund the Corporation’s U.S. mainland operations. Term notes classified as notes payable declined by $799 million from December 31, 2008 to September 30, 2009. Assets sold under agreements to repurchase as of September 30, 2009 presented a reduction of $599 million when compared with December 31, 2008. This decline was associated in part to lower financing needs as a result of a lower volume of investment securities.
The decline of $3.0 billion in borrowings from September 30, 2008 to the same date in 2009 was due to lower financing requirements as a result of the sale of PFH assets and other loan portfolios during 2008 and 2009. Also, the decrease was the result of a general reduction in the Corporation’s asset size given the maturities of investment securities, lower loan origination activity and the downsizing of certain of the Corporation’s subsidiaries. From 2008 to 2009, the Corporation has placed less reliance on short-term borrowings, principally advances from Federal Home Loan Banks and credit facilities with other financial institutions. The decline was also related to the maturity of the previously mentioned unsecured senior term notes.
As previously indicated in the Exchange Offers section of this MD&A, during the third quarter of 2009, the Corporation issued junior subordinated debentures with an aggregate liquidation amount of $935 million as part of the exchange agreement with the U.S. Treasury. As of September 30, 2009, the outstanding balance of these debentures was $419 million since it is reported net of a discount amounting to $517 million. The discount resulted from the recording of the debentures at fair value because on the accounting treatment of the exchange. The aforementioned increase in junior subordinated debentures was partially offset by the reduction in previously outstanding junior subordinated debentures of $410 million, associated with the exchange of trust preferred securities for common stock as previously described in this MD&A.
Stockholders’ equity totaled $2.7 billion as of September 30, 2009, compared with $3.3 billion as of December 31, 2008, and $3.0 billion as of September 30, 2008. During the third quarter of 2009, the Corporation took steps to increase its common equity. Refer to the consolidated statements of condition and statements of changes in stockholders’ equity included in this Form 10-Q for additional information on the composition of stockholders’ equity as of September 30, 2009, December 31, 2008 and September 30, 2008, and to review the impact of the exchange offers in each category of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
On May 1, 2009, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 470,000,000 shares to 700,000,000 shares. The stockholders also approved a decrease in the par value of the common stock of the Corporation from $6 per share to $0.01 per share. The decrease in the par value of the Corporation’s common stock had no effect on the total dollar value of the Corporation’s stockholders’ equity. During the quarter ended June 30, 2009, the Corporation transferred an amount equal to the product of the number of shares issued and outstanding and $5.99 (the difference between the old and new par values), from the common stock account to surplus (additional paid-in capital).
In June 2009, management announced the suspension of dividends on the Corporation’s common stock and Series A and B preferred stock.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by the bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $392 million as of September 30, 2009 (December 31, 2008 — $392 million; September 30, 2008 — $374 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended September 30, 2009 and 2008.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of September 30, 2009, December 31, 2008, and September 30, 2008 are presented on Table K. As of such dates, BPPR and BPNA were well-capitalized.

TABLE K
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008

Risk-based capital
Tier I capital	$2,771,723	$3,272,375	$2,835,195
Supplementary (Tier II) capital	350,323	384,975	394,452

Total capital	$3,122,046	$3,657,350	$3,229,647

Risk-weighted assets
Balance sheet items	$23,999,569	$26,838,542	$28,203,551
Off-balance sheet items	3,082,839	3,431,217	2,990,003

Total risk-weighted assets	$27,082,408	$30,269,759	$31,193,554

Average assets	$34,958,245	$38,702,787	$39,557,133

Ratios:
Tier I capital (minimum required – 4.00%)	10.23%	10.81%	9.09%
Total capital (minimum required – 8.00%)	11.53	12.08	10.35
Leverage ratio *	7.93	8.46	7.17

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
As of September 30, 2009, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,166,593, Tier I Capital of $1,083,296, and Tier I Leverage of $1,048,747 based on a 3% ratio or $1,398,330 based on a 4% ratio according to the Bank’s classification.

Regulatory capital requirements for banking institutions are based on Tier 1 and Total capital, which include both common stock and certain qualifying preferred stock and trust preferred securities. Nonetheless, as overall economic conditions and credit quality in particular have continued to worsen, there has been an increasing regulatory and market focus on Tier 1 common equity and Tier 1 common equity to risk-weighted assets ratio of banking institutions. Recent losses reduced the Corporation’s Tier 1 common equity, but it improved during the third quarter of 2009 as a result of the exchange offers. The Corporation’s Tier 1 common/risk-weighted assets ratio was 2.45% as of June 30, 2009 and increased to 6.88% as of September 30, 2009. Refer to the “Reconciliation of Non-GAAP Financial Measure” section below for a reconciliation of Tier 1 common to common stockholders’ equity and a discussion of the Corporation’s use of this non-GAAP financial measure in this Form 10-Q. Also, refer to the Exchange Offers in this Form 10-Q for further information.
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

The following table provides a reconciliation of common stockholders’ equity (GAAP) to Tier 1 common equity (non-GAAP):

	September 30,	June 30,
(In thousands)	2009	2009

Common stockholders’ equity	$2,692,296	$1,412,701
Less: Unrealized gains on available-for-sale securities, net of tax (1)	(121,735)	(48,296)
Less: Disallowed deferred tax assets (2)	(195,894)	(167,223)
Less: Intangible assets:
Goodwill	(606,508)	(607,164)
Other disallowed intangibles	(21,873)	(25,797)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(2,362)	(2,147)
Add: Pension liability adjustment, net of tax and accumulated net losses on cash flow hedges (3)	119,007	120,256

Total Tier 1 common equity	$1,862,931	$682,330

(1)	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)	Approximately $167 million of the Corporation’s $381 million of net deferred tax assets as of September 30, 2009 ($193 million and $390 million, respectively as of June 30, 2009), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $196 million of such assets as of September 30, 2009 ($167 million as of June 30, 2009) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. The remaining $18 million of the Corporation’s other net deferred tax assets as of September 30, 2009 ($30 million as of June 30, 2009) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

(3)	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.

DISCONTINUED OPERATIONS
As disclosed in the 2008 Annual Report, the Corporation discontinued the operations of Popular Financial Holdings in 2008 by selling substantially all assets and closing service branches and other units.
For financial reporting purposes, the results of the discontinued operations of PFH are presented as “Assets / Liabilities from discontinued operations” in the consolidated statements of condition as of December 31, 2008 and September 30, 2008 and as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented.
Total assets of the PFH discontinued operations amounted to $13 million as of December 31, 2008 and $969 million as of September 30, 2008. Total assets of the PFH discontinued operations as of September 30, 2008 principally consisted of $626 million in loans, of which $584 million were accounted at fair value pursuant to the fair value option, $37 million in mortgage servicing rights, $280 million in servicing advances and related assets, and $26 million in residual interests and other assets. As disclosed in the 2008 Annual Report, the Corporation sold substantially all of these loan portfolios in late 2008. As of September 30, 2008, all loans and borrowings recognized at fair value pursuant to the fair value option pertained to the discontinued operations of PFH.

The following table provides financial information for the discontinued operations for the quarter and nine months ended September 30, 2009 and 2008.

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in millions)	2009	2008	2009	2008

Net interest income	—	$1.6	$0.9	$30.7
Provision for loan losses	—	10.5	—	19.0
Non-interest (loss) income	$0.5	(256.4)	(3.2)	(255.4)
Operating expenses	3.8	126.3	10.9	193.0
Loss on disposition	—	(53.5)	—	(53.5)

Pre-tax loss from discontinued operations	$(3.3)	$(445.1)	$(13.2)	$(490.2)
Income tax expense (benefit)	0.1	12.2	6.8	(2.0)

Loss from discontinued operations, net of tax	$(3.4)	$(457.3)	$(20.0)	$(488.2)

Non-interest loss for the nine months ended September 30, 2009 represented primarily increases in indemnities and representation and warranty reserves associated to prior sales agreements. The operating expenses related principally to personnel costs for employees under transition, attorneys’ fees and collection services.
The net loss for the discontinued operations reported for the third quarter of 2008 included write-downs of assets held-for-sale to fair value, losses on the sale of loans, restructuring charges and the recording of a valuation allowance on deferred tax assets of $171.2 million.
Management implemented a series of actions in 2008 that led to the discontinuance of the PFH operations. These actions included two major restructuring plans, which are described in the 2008 Annual Report. These are the “PFH Discontinuance Restructuring Plan” and the “PFH Branch Network Restructuring Plan”. The PFH Discontinuance Restructuring Plan commenced in the second half of 2008 and included the elimination of substantially all employment positions and termination of contracts with the objective of discontinuing PFH’s operations. The PFH Branch Network Restructuring Plan resulted in the sale of a substantial portion of PFH’s loan portfolio in the first quarter of 2008 and the closure of Equity One’s consumer service branches, which represented, at the time, the only significant channel for PFH to continue originating loans.
PFH continues to employ 9 full-time equivalent employees (“FTEs”) that are primarily retained for a transition period. Additional costs could be incurred during 2009 associated to leased premises that are still occupied and the lease contract has not been terminated. These costs are not expected to be significant to the Corporation’s results of operations.

PFH Discontinuance Restructuring Plan
During the quarter and nine months ended September 30, 2009, the PFH Discontinuance Restructuring Plan resulted in charges, on a pre-tax basis, broken down as follows:

	Quarter ended	Nine months ended
(In thousands)	September 30, 2009	September 30, 2009

Personnel costs	—	$981	(a)
Professional fees	$100	100
Other operating expenses	200	200

Total restructuring costs	$300	$1,281

(a)	Severance, retention bonuses and other benefits

As of September 30, 2009, the PFH Discontinuance Restructuring Plan has resulted in combined charges for 2008 and 2009, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Year ended December 31, 2008	$3,916	$4,124	$8,040
Quarter ended:
March 31, 2009	—	895	895
June 30, 2009	—	86	86
September 30, 2009	—	300	300

Total	$3,916	$5,405	$9,321

The PFH Discontinuance Restructuring Plan charges are included in the line item “Loss from discontinued operations, net of tax” in the consolidated statements of operations.
The following table presents the activity in the accrued balances for the PFH Discontinuance Restructuring Plan during 2009.

(In thousands)	Restructuring Costs

Balance as of January 1, 2009	$3,428
Charges in the quarter ended March 31, 2009	895
Cash payments	(1,711)

Balance as of March 31, 2009	$2,612
Charges in the quarter ended June 30, 2009	86
Cash payments	(1,235)

Balance as of June 30, 2009	$1,463
Charges in the quarter ended September 30, 2009	300
Cash payments	(514)

Balance as of September 30, 2009	$1,249

The reserve balance included as other liabilities as of September 30, 2009 is mostly related to severance costs, which are expected to be paid substantially in the fourth quarter of 2009.

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
TABLE L
Non-Performing Assets

					$ Variance			$ Variance
		As a		As a	September 30,		As a	September 30,
		percentage		percentage	2009		percentage	2009
		of loans		of loans	Vs.		of loans	Vs.
	September 30,	HIP (1)	December 31,	HIP (1)	December 31,	September 30,	HIP (1)	September 30,
(Dollars in thousands)	2009	by category	2008	by category	2008	2008	by category	2008

Commercial	$776,027	5.9%	$464,802	3.4%	$311,225	$440,466	3.2%	$335,561
Construction	768,987	40.9	319,438	14.4	449,549	235,241	11.0	533,746
Lease financing	10,309	1.5	11,345	1.5	(1,036)	12,736	1.1	(2,427)
Mortgage	484,219	10.6	338,961	7.6	145,258	281,914	6.3	202,305
Consumer	75,992	1.8	68,263	1.5	7,729	58,026	1.2	17,966

Total non-performing loans	2,115,534	8.7%	1,202,809	4.7%	912,725	1,028,383	3.9%	1,087,151
Other real estate	129,485		89,721		39,764	72,605		56,880

Total non-performing assets	$2,245,019		$1,292,530		$952,489	$1,100,988		$1,144,031

Accruing loans past due 90 days or more	$202,840		$150,545		$52,295	$125,679		$77,161

Non-performing assets to total assets	6.30%		3.32%			2.73%
Allowance for loan losses to loans held- in-portfolio	4.95		3.43			2.76
Allowance for loan losses to non-performing assets	53.78		68.30			65.98
Allowance for loan losses to non-performing loans	57.07		73.40			70.64

(1)	HIP = “held-in-portfolio”

Non-performing assets attributable to the continuing operations totaled $2.2 billion as of September 30, 2009, compared with $1.3 billion as of December 31, 2008. The increase in non-performing assets from December 31, 2008 to September 30, 2009 was primarily related to increases in commercial, construction, and mortgage loans. Non-performing commercial and construction loans increased from December 31, 2008 to September 30, 2009 primarily in the BPPR reportable segment by $547 million and in the BPNA reportable segment by $214 million. The increases in non-performing loans were concentrated in portfolios secured by real estate. As of September 30, 2009, non-performing loans secured by real estate amounted to $1.3 billion or 14.0% of total loans secured by real estate in the Puerto Rico operations and $572 million or 8.7%, respectively, in the U.S. mainland operations. In terms of reserves, the total allowance for loan losses to non-performing loans from continuing operations represented 57.07% as of September 30, 2009, compared to 73.40% as of December 31, 2008.
The increase in non-performing commercial loans from $465 million as of December 31, 2008 to $776 million as of September 30, 2009 resulted from the continuing downturn in the U.S. economy and the recessionary economy in Puerto Rico that is now in its fourth year. The percentage of non-performing commercial loans to commercial loans held-in-portfolio rose from 3.4% as of December 31, 2008 to 5.9% as of September 30, 2009. Non-performing commercial loans increased from December 31, 2008 to September 30, 2009 in the BPPR reportable segment by $181 million and in the BPNA reportable segment by $130 million. There were 5 commercial loan relationships greater than $10 million in non-accrual status as of September 30, 2009, compared with 2 commercial loan relationships as of December 31, 2008.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding construction loans, amounted to $7.4 billion as of September 30, 2009, of which $3.4 billion was secured with owner occupied properties. CRE non-performing loans amounted to $474 million, or 6.45% of CRE loans as of September 30, 2009. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 7.93% and 4.73%, respectively, as of September 30, 2009.
Non-performing construction loans increased $450 million from the end of 2008 to September 30, 2009 primarily in the BPPR reportable segment by $366 million and in the BPNA reportable segment by $84 million. Construction non-performing loans to construction loans held-in-portfolio increased from 14.44% as of December 31, 2008 to 40.86% as of September 30, 2009. There were 21 construction loan relationships greater than $10 million in non-accrual status as of September 30, 2009, mostly related to the Puerto Rico operations, compared with 6 as of December 31, 2008. The construction non-performing loans to construction loans held-in-portfolio ratios were 48.49% for the BPPR reportable segment and 27.47% for the BPNA reportable segment as of September 30, 2009. As of December 31, 2008, these ratios were 15.02% and 13.37% for BPPR and BPNA reportable segments, respectively. The construction loans in non-performing status for both reportable segments are primarily residential real estate construction loans which have been adversely impacted by depressed economic conditions, decreases in property values, oversupply in certain areas and reduced absorption rates.
Recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions on these loans are charged-off at no longer than 365 days past due.
Non-performing mortgage loans held-in-portfolio increased $145 million from December 31, 2008 to September 30, 2009, mainly in the BPNA reportable segment by $51 million and the BPPR reportable segment by $94 million. The higher level of non-performing residential mortgage loans was principally attributed to Banco Popular North America’s non-conventional mortgage business in the U.S. mainland operations and Puerto Rico’s residential mortgage portfolio. Deteriorating economic conditions have impacted the mortgage delinquency rates and have increased pressure in home prices both in the United States and Puerto Rico. Nonetheless, the Puerto Rico housing market has not experienced the level of losses affecting some regions in the United States. Total mortgage loans net charge-offs in the BPPR reportable segment amounted to $5.0 million for the quarter ended September 30, 2009 and $8.0 million for the nine months ended September 30, 2009, an increase of $4.0 million and $6.2 million, respectively, compared to the results for the same periods of the previous years. Total mortgage loans net charge-offs in the BPNA reportable segment amounted to $29.3 million for the quarter ended September 30, 2009 and $82.1 million for the nine months ended September 30, 2009, an increase of $18.5 million and $53.4 million, respectively, compared to the results for the same periods of the previous year. BPNA’s non-conventional mortgage loan portfolio outstanding as of September 30, 2009 approximated $1.1 billion with a related allowance for loan losses of $108 million or 9.86%. As indicated in the Restructuring Plans section of this MD&A, the Corporation is no longer originating non-conventional mortgage loans at BPNA. Net charge-offs for BPNA’s non-conventional portfolio totaled $26.1 million with a ratio of 9.30% of annualized net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended September 30, 2009. Recognition of interest income on mortgage loans is discontinued when 90 days or more in arrears on payments of principal or interest. The impaired portions on mortgage loans are charged-off at 180 days past due.
The increase in non-performing consumer loans to $76 million as of September 30, 2009, when compared to $68 million as of December 31, 2008, was principally associated with the BPPR reportable segment. The increase of $7 million in the Puerto Rico non-performing consumer loans was primarily related to the auto loans portfolio as a result of the recessionary economic conditions. The increase of $1 million in the U.S. mainland non-performing consumer loans was mainly attributed to E-LOAN’s home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. With the restructuring of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and second lien mortgages outstanding as of September 30, 2009 totaled $580 million with a related allowance for loan losses of $91 million or 15.75%. Recognition of interest income on closed-end consumer loans and home equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans and leases are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when 180 days in arrears.
Other real estate, which represents real estate property acquired through foreclosure, increased by $40 million from December 31, 2008 to September 30, 2009. This increase was principally due to an increase in the BPPR reportable segment by $48 million, partially offset by a decrease of $8 million in other real estate pertaining to the BPNA reportable segment mainly driven by sales of properties. With the slowdown in the housing market caused primarily by a continued economic deterioration in certain geographic areas, there has been a softening effect on the market for resale of repossessed real estate properties. As a result, defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of other real estate units on hand.
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
In addition to the non-performing loans included in Table L, there were $233 million of performing loans as of September 30, 2009, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired. As of December 31, 2008 and September 30, 2008, these potential problem loans approximated $206 million and $144 million, respectively.
Allowance for Loan Losses
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the loan portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors.
The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.
The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 (formerly SFAS No. 5, “Accounting for Contingencies”) and loan impairment guidance in ASC Section 310-10-35 (formerly SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”).

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. During the previous quarter, the Corporation enhanced the reserve assessment of homogeneous loans by establishing a more granular segmentation of loans with similar risk characteristics, reducing the historical base loss periods employed, and strengthening the analysis pertaining to the environmental factors considered. The determination for general reserves of the allowance for loan losses is based on historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The environmental factors, which include credit and economic indicators, are assessed to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. For subprime mortgage loans, the allowance for loan losses is established to cover at least one year of projected losses which are inherent in these portfolios.
According to the FASB’s criteria for specific impairment of a loan, up to December 31, 2008, the Corporation defined as impaired loans those commercial borrowers with outstanding debt of $250,000 or more and with interest and /or principal 90 days or more past due. Also, specific commercial borrowers with outstanding debt of $500,000 and over were deemed impaired when, based on current information and events, management considered that it was probable that the debtor would be unable to pay all amounts due according to the contractual terms of the loan agreement. Effective January 1, 2009, the Corporation continues to apply the same definition except that it prospectively increased the threshold of outstanding debt to $1,000,000 for the identification of newly impaired commercial and construction loans. Although the FASB’s criteria for specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires that loan modifications considered troubled debt restructurings be analyzed under its provisions.
An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, if available, or the fair value of the collateral if the loan is collateral dependent. The fair value of the collateral is generally obtained from appraisals. The Corporation periodically requires updated appraisal reports for loans that are considered impaired. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired.

Table M summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters and nine months ended September 30, 2009 and 2008.
TABLE M
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third quarter					Nine months ended September 30,
(Dollars in thousands)	2009		2008		Variance	2009		2008		Variance

Balance at beginning of period	$1,146,239		$652,730		$493,509	$882,807		$548,832		$333,975
Provision for loan losses	331,063		252,160		78,903	1,053,036		602,561		450,475

	1,477,302		904,890		572,412	1,935,843		1,151,393		784,450

Losses charged to the allowance:
Commercial	64,238		41,048		23,190	187,874		116,199		71,675
Construction	96,495		52,339		44,156	217,990		57,529		160,461
Lease financing	5,501		5,446		55	16,650		16,440		210
Mortgage	36,143		11,907		24,236	92,906		30,842		62,064
Consumer	84,608		71,861		12,747	260,699		188,715		71,984

	286,985		182,601		104,384	776,119		409,725		366,394

Recoveries:
Commercial	5,124		4,507		617	17,546		10,991		6,555
Construction	554		—		554	707		—		707
Lease financing	1,567		1,200		367	3,638		2,706		932
Mortgage	1,821		98		1,723	2,803		345		2,458
Consumer	8,018		6,263		1,755	22,983		19,402		3,581

	17,084		12,068		5,016	47,677		33,444		14,233

Net loans charged-off:
Commercial	59,114		36,541		22,573	170,328		105,208		65,120
Construction	95,941		52,339		43,602	217,283		57,529		159,754
Lease financing	3,934		4,246		(312)	13,012		13,734		(722)
Mortgage	34,322		11,809		22,513	90,103		30,497		59,606
Consumer	76,590		65,598		10,992	237,716		169,313		68,403

	269,901		170,533		99,368	728,442		376,281		352,161

Write-downs related to loans transferred to loans held-for-sale	—		—			—		3,617		(3,617)
Change in allowance for loan losses from discontinued operations (1)	—		(7,877)		7,877	—		(45,015)		45,015

Balance at end of period	$1,207,401		$726,480		$480,921	$1,207,401		$726,480		$480,921

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	4.43%		2.60%			3.91%		1.92%
Provision for loan losses to net charge-offs	1.23	x	1.48	x		1.45	x	1.60	x

(1)	A negative amount represents lower provision for loan losses recorded during the period compared to net charge-offs.

Table N presents annualized net charge-offs to average loans held-in-portfolio by loan category for the quarters and nine months ended September 30, 2009 and 2008.
TABLE N
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Commercial	1.81%	1.06%	1.71%	1.03%
Construction	19.45	9.82	13.83	3.76
Lease financing	2.23	1.52	2.40	1.66
Mortgage	3.16	1.07	2.75	0.90
Consumer	7.18	5.48	7.17	4.65

	4.43%	2.60%	3.91%	1.92%

Credit quality performance has continued to be under pressure during 2009. Generally, all of the Corporation’s loan portfolios have been affected by the sustained deterioration of the economic conditions affecting the markets in which the Corporation operates, including higher unemployment levels, unprecedented reduced absorption rates of new housing units and declines in property values.
The increase in construction loans net charge-offs for the quarter ended September 30, 2009, compared with the same quarter in the previous year, was primarily related to a partial charge-off of a particular construction borrower in the BPPR reportable segment, which had a specific reserve established in a previous quarter. The construction loans net charge-offs for the BPPR reportable segment amounted to $64.2 million for the quarter and $136.1 million for the nine months ended September 30, 2009, while for the BPNA reportable segment these amounts were $31.7 million and $81.2 million, respectively. Construction loans net charge-offs recorded during the third quarter of 2009 were mainly related to loans with specific reserves established in previous quarters. As previously explained, the construction credits, which have been adversely impacted by depressed economic conditions and decreases in property values, are primarily residential real estate construction loans.
The increase in commercial loans net charge-offs for the quarter ended September 30, 2009, compared to the same quarter in the previous year, was mostly associated with the deteriorated economic conditions reflected across all industry sectors. The BPNA reportable segment had a ratio of annualized commercial loans net charge-offs to average commercial loans held-in-portfolio of 2.34% for the third quarter of 2009, compared with 0.44% for the same quarter in the previous year. This increase was primarily attributed to the small business sector in the U.S. mainland operations. The ratio of annualized commercial loans net charge-offs to average commercial loans held-in-portfolio for the BPPR reportable segment was 1.40% for the quarter ended September 30, 2009, compared to 1.55% for the third quarter of 2008.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio for the continuing operations increased primarily in the U.S. mainland operations. The BPNA reportable segment reported a ratio of annualized mortgage loans net charge-offs to average mortgage loans held-in-portfolio of 7.51% for the third quarter of 2009, compared with 2.50% for the same quarter in the previous year. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. The general level of property values in the U.S. mainland, as measured by several indexes widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values affect the credit quality of the Corporation’s U.S. mainland mortgage loan portfolio because the value of the homes underlying the loans is the primary source of repayment in the event of foreclosure. As indicated in the Restructuring Plans section of this MD&A, the Corporation is no longer originating non-conventional mortgage loans at BPNA. Mortgage loans net charge-offs in the BPPR reportable amounted to $5.0 million for the third quarter of 2009, compared to net charge-offs of $1.0 million for the same quarter in the previous year. The slowdown in the housing sector in Puerto Rico has increased pressure on home prices and reduced sale activity. The ratio of annualized mortgage loans net charge-offs to average mortgage loans held-in-portfolio in the BPPR reportable segment was 0.72% for the quarter ended September 30, 2009, compared with 0.15% for the same quarter in the previous year. BPPR’s mortgage loans are primarily fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. As in the U.S. mainland, the continued recessionary environment in Puerto Rico has negatively impacted property values, thus increasing the level of losses. Deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose mostly due to higher delinquencies in the U.S. mainland. Consumer loans net charge-offs in the BPNA reportable segment rose for the quarter ended September 30, 2009, when compared with the same quarter in the previous year, by $6.4 million. The ratio of annualized consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPNA reportable segment was 12.59% for the quarter ended September 30, 2009, compared to 8.35% for the third quarter of 2008. The increase in net charge-offs in consumer loans held-in-portfolio for the BPNA reportable segment was mainly related to E-LOAN’s home equity lines of credit and second mortgages with net charge-offs for the quarter ended September 30, 2009 of $25.0 million compared to $16.2 million for the same quarter in the previous year. E-LOAN has ceased originating these types of loans. The deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs. Consumer loans net charge-offs in the BPPR reportable segment rose for the quarter ended September 30, 2009, when compared with the same quarter in the previous year, by $4.6 million. The ratio of annualized consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPPR reportable segment was 5.36% for the quarter ended September 30, 2009, compared with 4.41% for the same quarter of 2008. This increase was mainly attributed to BPPR’s credit cards portfolio as a result of the current recessionary environment in Puerto Rico.
Similar factors influenced the variances in net charge-offs for the nine months ended September 30, 2009 when compared with the same period in the previous year.
The allowance for loan losses increased from December 31, 2008 to September 30, 2009 by $325 million. The allowance for loan losses represented 4.95% of loans held-in-portfolio as of September 30, 2009, compared with 3.43% as of December 31, 2008. The increase from December 31, 2008 to September 30, 2009 was mainly attributed to reserves for commercial and construction loans due to the continued deterioration of the economic and housing market conditions in Puerto Rico and in the U.S. mainland.
During the quarter ended September 30, 2009, the Corporation recorded $108.6 million in provision for loans considered specifically impaired of which $59.8 million and $41.0 million pertained to construction and commercial loans, respectively. As of September 30, 2009, there were $1.5 billion worth of impaired loans with a related specific allowance for loan losses of $313 million, compared with impaired loans of $898 million and a specific allowance of $195 million as of December 31, 2008. Construction loans considered impaired amounted to $752 million or 49% of total impaired loans with a specific allowance of $171 million or 55% of total specific reserves as of September 30, 2009. As of December 31, 2008, construction loans considered impaired amounted to $375 million with a specific allowance of $120 million. The impaired construction loans as of September 30, 2009 were mainly related to the BPPR reportable segment with $579 million and the BPNA reportable segment with $173 million. The related specific reserves for these impaired construction loans as of such date amounted to $124 million and $47 million, respectively. In the current stressed housing market, the value of the collateral securing the loan has become the most important factor in determining the amount of loss incurred and the appropriate level of the allowance for loan losses. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in some cases, during recent quarters declining real estate values have resulted in the determination that the estimated value of the collaterals was insufficient to cover all of the recorded investment in the loans.
As of September 30, 2009, the commercial portfolio includes a total of $124.9 million worth of loan modifications for the BPPR reportable segment and $3.9 million for the BPNA reportable segment, which were considered troubled debt restructurings (“TDR”) since they involved granting a concession to borrowers under financial difficulties. These TDR commercial loans were evaluated for impairment resulting in a reserve of $21.5 million for the BPPR reportable segment and $2.4 million for the BPNA reportable segment as of September 30, 2009. The construction loan portfolio includes a total of $87.1 million worth of loan modifications for the BPPR reportable segment and $61.4 million for the BPNA reportable segment as of September 30, 2009, which were considered TDR. These TDR construction loans were evaluated for impairment resulting in a reserve of $11.8 million for the BPPR reportable segment and $11.7 million for the BPNA reportable segment as of September 30, 2009.

BPNA’s non-conventional mortgage loan portfolio reported a total of $168 million worth of loan modifications as of September 30, 2009, compared with $76 million as of December 31, 2008, which were considered TDR. Although the criteria for specific impairment excludes large groups of smaller-balance homogenous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDR. These TDR mortgage loans were evaluated for impairment resulting in a reserve of $35 million as of September 30, 2009, compared with a reserve of $14 million as of December 31, 2008.
The Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance as of September 30, 2009, December 31, 2008 and September 30, 2008 were:

	September 30, 2009		December 31, 2008		September 30, 2008
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$1,134.5	$313.2	$664.9	$194.7	$494.5	$131.1
No valuation allowance required	404.9	—	232.7	—	258.9	—

Total impaired loans	$1,539.4	$313.2	$897.6	$194.7	$753.4	$131.1

The following table sets forth an analysis of the activity in the specific reserves for impaired loans for the quarter ended September 30, 2009:

	For the quarter ended September 30, 2009
	Construction	Commercial	Mortgage
(In thousands)	Loans	Loans	Loans	Total

Specific ALLL as of July 1, 2009	$197,898	$85,608	$29,584	$313,090
Provision for impaired loans	59,814	41,004	7,743	108,561
Less: Net charge-offs	86,681	19,911	1,835	108,427

Specific ALLL as of September 30, 2009	$171,031	$106,701	$35,492	$313,224

With respect to the $405 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required as of September 30, 2009, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $405 million impaired commercial and construction loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of September 30, 2009.
Average impaired loans during the third quarter of 2009 and 2008 were $1.5 billion and $718 million, respectively. The Corporation recognized interest income on impaired loans of $5.1 million and $2.2 million for the quarters ended September 30, 2009 and 2008.
Also, the Corporation recorded higher reserves to cover inherent losses in the home equity lines of credit and second mortgages portfolios of the U.S. mainland operations. The persistent declines in residential real estate values, combined with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have resulted in higher delinquencies and losses in these U.S. mainland portfolios.

The following table sets forth information concerning the composition of the Corporation’s allowance for loan and lease losses as of September 30, 2009 by loan category and by whether the allowance and related provisions were calculated individually pursuant the requirements for specific impairment or through a general valuation allowance:
TABLE O
Composition of the Allowance for Loan Losses by Category

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$106,701	$171,031	—	$35,492	—	$313,224
Impaired loans	$619,544	$751,976	—	$167,863	—	$1,539,383
Specific ALLL to impaired loans	17.22%	22.74%	—	21.14%	—	20.35%

General ALLL	$266,563	$168,309	$24,609	$108,848	$325,848	$894,177
Loans held-in-portfolio, excluding impaired loans	$12,456,324	$1,130,093	$699,350	$4,379,509	$4,191,410	$22,856,686
General ALLL to loans held-in-portfolio, excluding impaired loans	2.14%	14.89%	3.52%	2.49%	7.77%	3.91%

Total ALLL	$373,264	$339,340	$24,609	$144,340	$325,848	$1,207,401
Total loans held-in-portfolio	$13,075,868	$1,882,069	$699,350	$4,547,372	$4,194,410	$24,396,069
ALLL to loans held-in-portfolio	2.85%	18.03%	3.52%	3.17%	7.77%	4.95%

The existing adverse economic conditions are expected to persist through 2010 thus it is likely that the Corporation will continue to experience heightened credit losses, additional significant provisions for loan losses, an increased allowance for loan losses and higher levels of non-performing assets. While management believes that the Corporation’s allowance for loan losses was adequate as of September 30, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States.
Management has implemented the following initiatives to manage the deterioration of the loan portfolios and to help mitigate future credit costs:
•	increased and reorganized the resources at the commercial and construction loan divisions;

•	strengthened the workout units through enhanced collection tools and strategies to mitigate losses focusing on early detection;

•	adjusted underwriting criteria and reduced risk exposures;

•	launched marketing campaigns with discounted offers and incentives to promote the sales of residential units;

•	enhanced critical credit risk management processes;

•	modified approximately $168 million in non-conventional mortgages in the U.S. mainland operations (as of September 30, 2009); and

•	consolidated the Puerto Rico consumer finance operations into retail business.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $7.0 billion as of September 30, 2009, $7.1 billion as of December 31, 2008, and $7.3 billion as of September 30, 2008. Commercial letters of credit and stand-by letters of credit amounted to $18 million and $162 million, respectively, as of September 30, 2009; $19 million and $181 million, respectively, as of December 31, 2008; and $28 million and $175 million, respectively, as of September 30, 2008. In addition, the

Corporation has commitments to originate mortgage loans amounting to $55 million as of September 30, 2009, $71 million as of December 31, 2008 and $111 million as of September 30, 2008.
As of September 30, 2009, the Corporation maintained a reserve of approximately $18.2 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, compared to $15.5 million as of December 31, 2008. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2008 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 26 to the consolidated financial statements.
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Island”) and the Island’s economy has been in recession for the last four years with an unstable outlook given an oversupply in the housing market and unemployment rising 16.4% for September 2009.
Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased 2.5% during the fiscal year ended June 30, 2008.
According to the latest information published by the Puerto Rico Planning Board on August 21, 2009, the Puerto Rico Planning Board expects recessionary conditions to continue in Puerto Rico during the fiscal year ended in June 30, 2009. During fiscal year 2009 the Planning Board forecasts a reduction in real gross national product of between 4.1% and 5.5%. For fiscal year 2010, the Planning Board’s base-case projection is an increase in real gross national product of 0.7%. Refer to Item 1A. Risk Factors, “Weakness in the economy, employment and the real estate market in the geographic footprint of Popular has adversely impacted and may continue to adversely impact Popular” for additional information on Puerto Rico’s economic data.
The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.2 billion or over 30% of its annual budget. It continues to review alternatives for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public-sector employment through layoffs of employees. The Commonwealth of Puerto Rico government has announced layoffs for approximately 14,500 employees, of which approximately 11,700 are expected to take place in January 2010. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 16.4% for September 2009, compared with an unemployment rate of 12.0% for September 2008.
This decline in the Island’s economy has resulted in, among other things, a downturn in the Corporation’s loan originations; an increase in the level of non-performing assets, loan loss provisions and charge-offs, particularly in the construction loan portfolio; an increase in the rate of foreclosure loss on mortgage loans; and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which adversely affected profitability. If the decline in economic activity continues, there could be further adverse effects on the Corporation’s profitability.
The level of real estate prices in Puerto Rico has been more stable than in other U.S. markets, but the current economic environment has accelerated the devaluation of properties when compared with prior periods. In addition, future developments in Puerto Rico and the U.S. mainland could further pressure residential property values. Lower real estate values could increase loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral. The higher end of the housing market appears to have suffered a substantial slowdown in sales activity in recent quarters, as reflected in the low absorption rates of projects financed in the Corporation’s construction loan portfolio.

The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenue sources.
As of September 30, 2009, the Corporation had $1.2 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million are uncommitted lines of credit. Of these total credit facilities granted, $1.1 billion in loans were outstanding as of September 30, 2009. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consist of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.
Furthermore, as of September 30, 2009, the Corporation had outstanding $271 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $267 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $54 million are in the form of Puerto Rico Commonwealth Appropriation Bonds. Of this total, $43 million are rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade. As of September 30, 2009, the Puerto Rico Commonwealth Appropriation Bonds represented approximately $2 million in unrealized losses in the investment securities available-for-sale and held-to-maturity portfolios. The Corporation continues to closely monitor the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary.
As further detailed in Notes 6 and 7 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by Ginnie Mae. In addition, $257 million of residential mortgages and $371 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies as of September 30, 2009.
FAIR VALUE MEASUREMENT
The Corporation measures fair value as required by ASC Topic 820 “Fair Value Measurement and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives and mortgage servicing rights. On occasion, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

As required by ASC Topic 820, the Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external sources. Unobservable inputs reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. No significant degree of judgment for these valuations is needed, as they are based on quoted prices that are readily available in an active market.

•	Level 2— Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best available information, which might include the Corporation’s own data such as internally-developed models and discounted cash flow analyses.
The Corporation requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value. The amount of judgment involved in estimating the fair value of a financial instrument depends upon the availability of quoted market prices or observable market parameters. In addition, it may be affected on other factors such as type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.
If listed prices or quotes are not available, the Corporation employs valuation models that primarily use market-based inputs including yield curves, interest rate curves, volatilities, credit curves, and discount, prepayment and delinquency rates, among other considerations. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from diminished observability of both actual trades and assumptions resulting from the lack of market liquidity for those types of loans or securities. When fair values are estimated based on modeling techniques such as discounted cash flow models, the Corporation uses assumptions such as interest rates, prepayment speeds, default rates, loss severity rates and discount rates. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace.
Management believes that fair values are reasonable and consistent with the fair value measurement guidance based on the Corporation’s internal validation procedure and consistency of the processes followed, which include obtaining market quotes when possible or valuation techniques that incorporate market-based inputs.
Refer to Note 12 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the standard. As of September 30, 2009, approximately $7.2 billion, or 94%, of the assets from continuing operations measured at fair value on a recurring basis, used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value are classified as Level 2, including obligations of U.S. Government sponsored entities, agency MBS, CMOs, obligations of Puerto Rico, states and political subdivisions and derivative instruments. The Corporation uses prices from third-party pricing sources to measure the fair value of most of these financial instruments. These prices are compared for reasonability with other sources and differences that exceed a pre-established threshold are furthered validated to ensure compliance with the fair value measurement guidance. Validations may include comparisons with secondary pricing services, as well as corroborations with secondary broker quotes and relevant benchmark indices. Furthermore, the Corporation also reviews the fair value documentation provided by the third-party pricing services and validates an indicative sample of the inputs utilized by the third-party pricing services. The remaining 6% were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 include mostly GNMA Puerto

Rico serial mortgage-backed securities and MSRs. Additionally, the Corporation’s continuing operations reported $743 million of financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2009, all of which were classified as Level 3 in the hierarchy.
Commencing in January 2009, the Corporation adopted the provisions of fair value measurement and disclosures for nonfinancial assets, particularly impacting other real estate. Nonfinancial assets from continuing operations reported under the guidelines of ASC 820-10 amounted to $33 million as of September 30, 2009.
The fair value measurement and disclosure guidance in ASC Topic 820 also addresses measuring fair value in situations where markets are inactive and transactions are not orderly. Transactions or quoted prices for assets and liabilities may not be determinative of fair value when transactions are not orderly and thus may require adjustments to estimate fair value. Price quotes based on transactions that are not orderly should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value and the weight given is based on facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
There were no significant changes in the Corporation’s valuation methodologies as of September 30, 2009 when compared with December 31, 2008. Refer to Note 12 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the principal assets and liabilities measured at fair value as of September 30, 2009.
Trading Account Securities and Investment Securities Available-for-Sale
The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing service providers and, as indicated earlier, are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended September 30, 2009, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Inputs were thoroughly evaluated for their consideration of current market conditions, including the relative liquidity of the market, and if pricing methodology relies, to the extent possible, on observable market and trade data. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing provider relies on specific information, including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended September 30, 2009, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.
Furthermore, Management assesses the fair value of its portfolio of investment securities at least on a quarterly basis, which includes analyzing changes in fair value that have resulted in losses that may be considered other-than-temporary. Factors considered include, for example, the nature of the investment, severity and duration of possible impairments, industry reports, sector credit ratings, economic environment, creditworthiness of the issuers and any guarantees, and the ability to hold the security until maturity or recovery. Any impairment that is considered other-than-temporary is recorded directly in the statement of operations.
Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability measured. Fair value measurement quarterly analysis performed by the Corporation includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.

Most of the Corporation’s investment securities available-for-sale are classified as Level 2 in the fair value hierarchy given that the general investment strategy at the Corporation is principally “buy and hold” with little trading activity. GNMA Puerto Rico Serials, which are priced using a local demand price matrix prepared from local dealer quotes and other local investments such as corporate securities, and local mutual funds priced by local dealers, are classified as Level 3.
As of September 30, 2009, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $7.4 billion and represented 97% of the Corporation’s assets from continuing operations measured at fair value on a recurring basis. As of September 30, 2009, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $18 million and $140 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified under the Level 2 category. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent only 4% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Derivatives
Derivatives, such as interest rate swaps, interest rate caps and index options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are exchange-traded, such as futures and options, or are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation are classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the collateral held, the remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, collateral, and uses available public data or internally-developed data related to current spreads that denote their probability of default. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $5.4 million negative adjustment as a result of the credit risk of the counterparty as of September 30, 2009. On the other hand, derivative liabilities include a $0.9 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of September 30, 2009.

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
The Corporation manages interest rate risk regularly through its Asset Liability Management Committee (the “Committee”). The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the bank’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2008 Annual Report were the same as those applied by the Corporation as of September 30, 2009.
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
The Corporation usually runs its net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2010. Under a 200 basis points rising rate scenario, projected net interest income increases by $42.4 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $74.4 million. These scenarios were compared against the Corporation’s flat interest rates forecast. Given the fact that as of September 30, 2009, some market interest rates were close to zero, management has focused on measuring the risk on net interest income on rising rate scenarios.
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
EVE is estimated on a monthly basis and shock scenarios are prepared on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. As previously mentioned, given the low levels of current market rates, the Corporation will focus on measuring the risk in a rising rate scenario. Minimum EVE ratio limits, expressed as EVE as a percentage of total assets, have been established for base case and shock scenarios. In addition, management has also defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of September 30, 2009, the Corporation was in compliance with these limits.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of September 30, 2009 and December 31, 2008, the Corporation had approximately $41 million and $39 million, respectively, in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss.
LIQUIDITY
For financial institutions, such as the Corporation, liquidity risk refers to the probability of the institution not generating enough cash from either assets or liabilities to meet its obligations when they become due, without incurring material losses. Cash requirements for a financial institution are primarily derived from deposit withdrawals, contractual loan funding commitments, the repayment of borrowings as they mature and the need to fund new and existing investments as opportunities arise. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if the markets on which it depends on are subject to temporary disruptions. The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations; finance expected future growth and maintains a reasonable safety margin for cash commitments under both normal and stressed market conditions.
Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007, although they have been improving in recent months as evidenced by the contraction in credit spreads and increases in issuance volumes in the capital markets. Also, the myriad funding programs introduced by the U.S. Government have been helpful in restoring more normal market conditions. Disrupted market conditions have increased our liquidity risk exposure due primarily to increased risk aversion on the part of traditional credit providers. While the Corporation’s management has implemented various strategies to reduce that exposure, such as reducing substantially our use of short-term and long-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non-banking subsidiaries, a resurgence of substantial market stress could negatively influence the availability of credit to the Corporation, as well as its cost.
Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $26.4 billion, and funding 74% of the Corporation’s total assets as of September 30, 2009. Total deposits as of September 30, 2009 declined by $1.2 billion compared with total deposits as of December 31, 2008.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. These borrowings consisted primarily of FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 14 to the consolidated financial statements for the composition of the Corporation’s borrowings as of September 30, 2009. Also, refer to Note 19 to the consolidated financial statements for the Corporation’s involvement in certain commitments and guarantees as of September 30, 2009.

Federal funds purchased and assets sold under agreements to repurchase as of September 30, 2009 presented a reduction of $744 million compared with December 31, 2008, principally in repurchase agreements which declined by $599 million. This decline was associated in part to the lower volume of investment securities.
The following events had a significant impact on the Corporation’s liquidity and debt obligations since December 31, 2008:
•	reduction in time deposits of $1.2 billion, including a decline of $0.3 billion in brokered deposits;

•	repayment of $799 million in term notes during the nine months ended September 30, 2009; and

•	a reduction in junior subordinated debentures of $410 million that were associated with the four trusts that issued trust preferred securities prior to December 31, 2008 and an increase of $419 million in junior subordinated debentures related to the new trust preferred securities issued to the U.S. Treasury (in exchange for the preferred stock under the TARP). The $419 million are net of a $517 million discount as of September 30, 2009. Refer to the Exchange Offers section of this MD&A for further information.
The maturities of certificates of deposits and borrowings for the Corporation as of September 30, 2009 were as follows:

	Certificates of	Repurchase	Short-term
(In millions)	deposits	agreements	borrowings	Notes payable	Total

Year
2009	$3,491	$1,296	$3	$1	$4,791
2010	6,074	350	—	387	6,811
2011	1,013	50	—	697	1,760
2012	733	75	—	532	1,340
2013	341	49	—	133	523
2014	264	350	—	11	625
Later years	63	638	—	470	1,171
No stated maturity	—	—	—	419	419

Total	$11,979	$2,808	$3	$2,650	$17,440

There were no significant changes in other contractual obligations, such as purchases obligations, capital leases, and operating leases, or pension and postretirement liabilities, and uncertain tax positions as of September 30, 2009 when compared with December 31, 2008. Refer to Note 19 to the consolidated financial statements and the Credit Risk Management and Loan Quality section of this MD&A for information on commitments and guarantees.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, collateralized borrowings and, to a lesser extent, loan sales. The principal uses of funds for the banking subsidiaries include loan and investment portfolio growth, repayment of obligations as they become due, operational needs and in the case of BPPR, dividend payments to the holding company. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“Fed”), and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities. Borrowings from the FHLB or the Fed discount window require the Corporation to pledge securities or whole loans as collateral. The banking subsidiaries must maintain their FHLB memberships to continue accessing this source of funding.
The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results and credit ratings (by nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits or the rate it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings. During the second quarter of 2009, the rating agencies downgraded the ratings of the Corporation and its banking subsidiaries. The impact of the downgrades on our ability to attract and retain deposits has not been material to date.

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of September 30, 2009, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.9 billion based on assets pledged with the FHLB at that date, compared with $2.2 billion as of December 31, 2008. Outstanding borrowings under these credit facilities totaled $1.1 billion as of September 30, 2009 and December 31, 2008. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information.
As of September 30, 2009, the banking subsidiaries had a borrowing capacity at the Fed discount window of approximately $3.5 billion, which remained unused as of that date. This compares to a borrowing capacity at the Fed discount window of $3.4 billion as of December 31, 2008 and $2.5 billion as of June 30, 2009, which was unused at those dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of loans and securities pledged as collateral. Although the borrowing capacity at the Fed discount window from December 31, 2008 to September 30, 2009 was unfavorably impacted by a market-wide reduction by the Fed on the lendable values of certain types of loans deposited as collateral based on assumptions regarding their average risk characteristics, and an increase in delinquent loans, the Corporation provided further collateral in the form of consumer loans during the third quarter of 2009 and replenished the available credit line to the December 31, 2008 levels.
As of September 30, 2009, management believes that the banking subsidiaries had sufficient current and projected liquidity to meet its cash flow obligations during the foreseeable future.
Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings. The principal uses of these funds include the repayment of maturing debt, interest payments to holders of trust preferred securities (including the payment to the U.S. Treasury amounting to $46.8 million a year based on an annual rate of 5%), and subsidiary funding through capital contributions or debt. The Corporation suspended the payment of dividends to common and preferred stockholders during 2009.
Banking laws place certain restrictions on the amount of dividends a bank may pay to its parent company. As of September 30, 2009, BPPR could have declared a dividend of approximately $56 million without the approval of the Federal Reserve Board, which compares to $32 million as of December 31, 2008. As of September 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. mainland subsidiaries. Due to limitations resulting from lower earnings in 2009 in the Puerto Rico operations, management expects that dividends from BPPR to the Corporation’s holding company will be significantly lower than those received in previous years.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America and Popular International Bank, Inc.) have in the past borrowed in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more difficult to obtain and costly due to disrupted market conditions and the reductions in the Corporation’s credit ratings. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness are now minimal given that the PFH business was discontinued.
A principal use of liquidity at the BHC is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary have required the BHCs to contribute equity capital to ensure it meets regulatory guidelines for “well-capitalized” institutions. In the event that additional capital contributions were necessary, management believes that the BHCs currently have enough liquidity sources to meet potential capital needs from BPNA in the ordinary course of business.

The maturities of the bank holding companies’ outstanding notes payable as of September 30, 2009 are shown in the table below.

(In millions)	Notes payable

Year
2009	$0.5
2010	2.0
2011	353.7
2012	274.1
2013	3.0
2014	—
Later years	439.8
No stated maturity	418.8

Total	$1,491.9

The repayment of these obligations represents a potential cash need which is expected to be met with internal liquidity resources and / or new borrowings.
Given the weakened economy, current market conditions, and the Corporation’s recent credit rating downgrades, which are described below, there is no assurance that the BHCs will, if it chooses to do so, be able to obtain new borrowings or additional equity from external investors. The BHCs liquidity position continues to be adequate with sufficient cash on hand, marketable securities and other sources of liquidity which are expected to be enough to meet all BHCs obligations due through the second quarter of 2011 in the ordinary course of business. In the third quarter of 2011, $350 million in debt obligations will mature, and incremental credit losses could put pressure on the Corporation’s BHCs liquidity position. The Corporation has developed several strategies to secure sufficient liquidity resources will be available at that time. Although there can be no certainty that the Corporation will be successful in the implementation of these strategies, and the costs of their implementation and their impact on the business is uncertain, management believes that prospective liquidity challenges at the BHC’s will be manageable.
Risks to Liquidity
Capital and credit markets have experienced significant disruption and volatility since the second half of 2007, although conditions in recent months have improved. Even though the Corporation’s management has implemented various strategies to reduce exposure to capital market borrowings, such as reducing our usage of short-term unsecured borrowings, promoting customer deposit growth through traditional banking and internet channels, diversifying and increasing its contingency funding sources as well as exiting certain non-banking subsidiaries, continued market stress could negatively influence the availability of credit to the Corporation, as well as its cost.
Recent reductions of the Corporation’s credit ratings by the rating agencies could also affect its ability to borrow funds, and could substantially raise the cost of our borrowings. Some of the Corporation’s borrowings have “rating triggers” that call for an increase in their interest rate in the event of a rating downgrade. In addition, changes in the Corporation’s ratings could lead creditors and business counterparties to raise the collateral requirements, which could reduce the Corporation’s ability to raise financing. Refer to Part II — Other Information, Item 1A-Risk Factors for additional information.
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a further decay or deepening of the economic recession in Puerto Rico, the credit quality of the Corporation could be further affected and result in higher credit costs. The substantial integration of the Puerto Rico economy with the U.S. mainland economy may also complicate the impact of a recession in Puerto Rico, as the current U.S. cycle, concurrently with a slowdown in Puerto Rico, may make a recovery in the local economic cycle more challenging. This was experienced during 2008 and the nine months of 2009 and is expected for the foreseeable future. The economy in Puerto Rico is experiencing its fourth year of recession.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could also affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the Fed. The Corporation has a substantial amount of assets available for raising funds through these channels.

Credit ratings of Popular’s debt obligations are an important factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. The Corporation’s principal credit ratings are at a level below “investment grade” which may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. As a result of the recent downgrades, the cost of borrowing funds in the institutional market is expected to increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
The Corporation’s ratings and outlook as of September 30, 2009 are presented in the table below.

As of September 30, 2009
Popular, Inc.
	Short-term	Long-term
	debt	debt	Outlook

Fitch	B	B	Negative
Moody’s	W/R	Ba1	Negative
S&P	B	BB-	Negative

W/R — withdrawn

In their June 2009 reports, the three rating agencies downgraded the Corporation’s credit ratings following the announcement of the suspension of dividends on the Corporation’s common stock and Series A and Series B preferred stock, and of the exchange offer to raise common equity. The S&P’s report indicated that “these actions reflect increasing pressures on the company’s capital position, operating performance, and liquidity.” Based on S&P’s report, the downgrade also reflects “expectations for continued bottom-line losses stemming from increased credit losses and the associated pressures on capital ratios.” If credit quality deteriorates beyond their expectations, S&P could lower the ratings further. Moody’s said “the downgrades were prompted by increased credit concerns and the challenges Popular faces in raising its planned amount of common equity.” Moody’s also addressed in its report “the asset quality challenges currently faced by Popular.” Any of the rating agencies could change their ratings of the Corporation or the ratings outlook at any time without previous notice. As of September 30, 2009, ratings remained unchanged against those reported as of June 30, 2009. On September 24, 2009, Moody’s confirmed the ratings of Popular, Inc. and its subsidiaries after they concluded their review given the successful outcome of the exchange offer.
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
The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings. Their main funding sources are deposits and secured borrowings. At the BHCs, the volume of capital market borrowings has declined substantially, as the non-banking lending businesses that it had historically funded have been shut down and outstanding unsecured senior debt has been reduced.
The Corporation has $350 million in senior debt issued by the bank holding companies with interest that adjusts in the event of senior debt rating downgrades. As a result of rating downgrades affected by the rating agencies during 2009, the cost of this senior debt increased prospectively by 275 basis points, which represents an increase in the annual interest expense on the particular debt of approximately $9.6 million. Further rating downgrades will result in increases to the interest rate of such debt of 75 basis points per notch. Refer to Note 14 to the consolidated financial statements for details on the terms of this senior debt. No other outstanding borrowings have rate or maturity triggers associated with credit ratings. The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and credit rating. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $79 million as of September 30, 2009. As of September 30, 2009, the Corporation provided collateral totaling $93 million to cover the net liability position with counterparties on these derivative instruments.
In addition, licensing, servicing and custodial agreements that the Corporation has with third parties, including the Federal National Mortgage Association, or FNMA, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. Based on the Corporation’s failure to maintain an investment grade rating, those third parties have the right to require the Corporation to increase collateral levels, engage a substitute custodian and/or terminate their agreements with the Corporation. The termination of those agreements or the inability to realize servicing income for the Corporation’s businesses could have an adverse effect on those businesses. As of September 30, 2009, the Corporation has pledged $55 million in collateral with FNMA and expects that it would be able to meet the requirements of other counterparties when needed.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Between May 14, 2009 and November 9, 2009, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc. and certain of its directors and officers, among others. Two of the class actions (Hoff v. Popular, Inc., et al. and Otero v. Popular, Inc., et al.) have now been consolidated. On October 19, 2009, the plaintiffs in the Hoff case filed an amended complaint which includes as defendants the underwriters in the offering of the Series B Preferred Stock in May 2008. The consolidated action purports to be on behalf of purchasers of our securities between January 23, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading in connection with the offering of the Series B Preferred Stock in May 2008. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. The Corporation and the individual defendants expect to move to dismiss the consolidated securities class action complaint. The remaining class actions (Walsh v. Popular, Inc. et al.; Montanez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.) purport to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan between January 23, 2008 and the dates of the complaints to recover losses pursuant to Sections 409, 502(a)(2) and 502(a)(3) of the Employee Retirement Income Security Act (ERISA) against the Corporation, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The complaints allege that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaints seek to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys fees. These ERISA actions have now been consolidated. Pursuant to a stipulation among the parties, plaintiffs are due to file a consolidated complaint on November 30, 2009. The derivative claims (Garcia v. Carrión, et al. and Diaz v. Carrión, et al.) are brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated the Garcia action with the consolidated securities class action for purposes of discovery. On October 15, 2009, the Corporation and the individual defendants moved to dismiss the Garcia complaint for failure to make a demand on the Board of Directors prior to initiating litigation. Pursuant to a stipulation among the parties, plaintiffs are due to file an amended complaint on November 20, 2009. The Diaz case, filed in local court, has been removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, the Corporation and the individual defendants moved to consolidate the Garcia and Diaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings.
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

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY
Difficult market conditions have adversely affected the financial industry and our results of operations and financial condition.
Market instability and lack of investor confidence have led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and uncertainty about the financial markets have adversely affected our industry and our business, results of operations and financial condition. We do not expect an improvement in the financial markets in the near future. A worsening of these difficult conditions would likely exacerbate the economic challenges facing us and others in the financial industry. In particular, we face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the recently announced Financial Stability Plan. Compliance with these regulations may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The reliability of these processes might be compromised if these variables are no longer capable of accurate estimation.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	The Federal Deposit Insurance Corporation (“FDIC”) has already increased the assessments that we will have to pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the FDIC insurance fund and a reduction of the FDIC’s ratio of reserves to insured deposits. We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or continue to deteriorate.

•	We may suffer higher credit losses because of federal or state legislation or other regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable. In particular, there is legislation pending in the U.S. Congress that would allow a Chapter 13 bankruptcy plan to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset debtor interest rate and monthly payments to an amount that permits them to remain in their homes to our detriment.
During the nine months ended September 30, 2009, our overall credit quality continued to be negatively affected by the sustained deterioration of the economic conditions affecting our markets, including higher unemployment levels, unprecedented reduced demand for housing and declines in property values.
As set forth under “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Non-Performing Assets” in this Form 10-Q, the credit quality of our loan portfolio has continued to be under pressure during 2009 due to adverse economic conditions, including higher unemployment levels, unprecedented reduced demand for housing and declines in property values. Non-performing assets attributable to continuing operations increased by $952 million as of September 30, 2009 as compared with December 31, 2008 and by $1.1 billion as compared with September 30, 2008. The allowance for loan losses of $1.2 billion as of September 30, 2009 was

4.95% of period-end loans held-in-portfolio, as compared to 3.43% of period-end loans held-in-portfolio on December 31, 2008 and 2.76% of period-end loans held-in-portfolio on September 30, 2008.
The main factor driving our net losses in the first nine months of 2009 has been increasing credit costs from several segments of our loan portfolio. Persistent adverse economic conditions, rising unemployment and declining property values in the markets in which we operate have continued to negatively affect our provision for loan losses. The existing adverse economic conditions are expected to persist through 2010, thus it is likely that we will continue to experience heightened credit losses, additional significant provisions for loan losses, an increased allowance for loan losses and higher levels of non-performing assets.
Weakness in the economy, employment and the real estate market in the geographic footprint of Popular has adversely impacted and may continue to adversely impact Popular.
A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico (the “Island”) and the Island’s economy continues to deteriorate.
Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased 2.5% during the fiscal year ended June 30, 2008.
In August 2009, the Puerto Rico Planning Board revised its gross national product forecast for fiscal year 2009 by projecting a base case scenario decline of 4.8%, a further decline of 1.4% from the projection released in February 2009. The Planning Board, however, made an upward revision of its gross national product forecast for fiscal year 2010 by projecting an increase of 0.7%. The Planning Board’s revised forecast for year 2010 takes into account the estimated effect on the Puerto Rico economy of the Commonwealth’s fiscal stabilization plan and of the activity expected to be generated by the disbursement of $1.73 billion from the American Recovery and Reinvestment Act of 2009 (“ARRA”) and $280.3 million from the Commonwealth’s local stimulus package.
The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.2 billion or over 30% of its annual budget. It continues to review alternatives for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Measures that the government has implemented have included reducing expenses, including public-sector employment through layoffs of employees. The Commonwealth of Puerto Rico government has announced layoffs for approximately 14,500 employees, of which approximately 11,700 are expected to take place in January 2010. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 16.4% for September 2009, compared with an unemployment rate of 12.0% for September 2008.
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
The economy of Puerto Rico is very sensitive to the price of oil in the global market. The Island does not have significant mass transit available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy of Puerto Rico by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
The level of real estate prices in Puerto Rico has been more stable than in other U.S. markets, but the current economic environment has accelerated devaluation of properties when compared with previous periods. In addition, future developments in Puerto Rico and the mainland U.S. could further pressure residential property values. Lower real estate values could increase loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral. The higher end of the housing market appears to have suffered a substantial slowdown in sales activity in recent quarters, as reflected in the low absorption rates of projects financed in the Corporation’s construction loan portfolio.
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
Adverse credit market conditions may continue to affect our ability to meet our liquidity needs.
The credit markets, although recovering, have recently experienced extreme volatility and disruption. General credit market conditions remain challenging for most issuers, particularly for non-investment grade issuers like us. We need liquidity to, among other things, pay our operating expenses, interest on our debt, maintain our lending activities and repay or replace our maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our creditworthiness. Our cash flows and financial condition could be materially affected by continued disruptions in the financial markets.
Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operations, liquidity or stock price.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced last fall and the new Capital Assistance Program (“CAP”) announced this spring, further steps taken include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. Most recently, a financial regulatory reform plan is being considered that would, if enacted, represent the most sweeping reform of financial regulation and financial services since the 1930s.
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

The imposition of additional property tax payments in Puerto Rico may further deteriorate our commercial, consumer and mortgage loan portfolios.
On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7. The Act imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Act) and commercial purposes, and payable to the Puerto Rico Treasury Department. This temporary measure will be effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosure rates.
RISKS RELATING TO OUR BUSINESS
Our financial results for the third quarter and our financial condition continued to be affected by the deterioration in the credit quality of our portfolio and economic conditions affecting the markets in which we operate.
The credit quality of our portfolio continues to deteriorate and has had an adverse effect on our financial results for the period ended September 30, 2009 and our financial condition as of September 30, 2009. Continued adverse changes in the economy and negative trends in employment and property values in the markets in which we operate, which are described more fully herein, continue to have an adverse effect on our provision for loan losses. We will continue to evaluate our allowance for loan losses and may be required to increase such amounts, perhaps substantially.
An increase in our allowance for loan losses would result in a reduction in our tangible common equity. Given the focus on tangible common equity by regulatory authorities, rating agencies and the market, we may be required to raise additional capital through the issuance of additional common stock in future periods to replace that common equity.
Actions by the rating agencies or having capital levels below well-capitalized could raise the cost of our obligations, which could affect our ability to borrow or to enter into hedging agreements in the future and may have other adverse effects on our business.
Actions by the rating agencies have raised the cost of our borrowings. Borrowings amounting to $350 million have “ratings triggers” that call for an increase in their interest rate in the event of a ratings downgrade. For example, as a result of rating downgrades effected by the major rating agencies in January, April and June 2009, the cost of servicing $350 million of our senior debt increased by an additional 275 basis points. Further rating downgrades will result in increases to the interest rate of such debt of 75 basis points per notch.
Popular Inc.’s debt and preferred stock ratings are currently rated “non-investment” grade by the rating agencies. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue preferred stock or debt securities in the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties, including the Federal National Mortgage Association, or FNMA, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. Based on our failure to maintain an investment grade rating, those third parties have the right to require us to increase collateral levels, engage a substitute custodian and/or terminate their agreements with us. None of the agreements have been terminated as of November 9, 2009. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.
Increases in FDIC insurance premiums may have a material adverse affect on our earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs effective through December 31, 2009, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. In February 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 cents for every $100 of assessable deposits on insured institutions on June 30, 2009, which would be collected on September 30, 2009. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that will impose a special assessment of 5 cents for every $100 on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter 2009 risk-based capital assessment. This special assessment applied to us and resulted in a $16.7 million expense in our second quarter of 2009. More recently, the FDIC has proposed requiring banks to prepay three years’ worth of premiums to replenish its depleted insurance fund. If this proposal is approved and we are required to make an upfront payment equal to three years of assessments, our financial position and liquidity could be significantly and adversely affected.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or our capital position is further impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Our expenses for 2009 were significantly and adversely affected by these increased premiums. These announced increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.
We may need additional capital resources in the future and these capital resources may not be available when needed or at all.
We may need to raise additional debt or equity financing in the future to maintain adequate liquidity and capital resources or to finance future growth, investments or strategic acquisitions. We cannot assure you that such financing will be available on acceptable terms or at all. If we are unable to obtain additional financing, we may not be able to maintain adequate liquidity and capital resources or to grow, make strategic acquisitions or investments.

Our funding sources may prove insufficient to replace deposits and support future growth.
Our banking subsidiaries rely on customer deposits, brokered deposits and advances from the Federal Home Loan Bank (“FHLB”) to fund their operations. Although those banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if our financial condition or general market conditions were to change. Our financial flexibility will be severely constrained if our banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.
Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt financing in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, on what terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.
As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.
We are a bank holding company and we depend on dividends from our banking and other operating subsidiaries to fund our obligations. Our banking subsidiaries, BPPR and BPNA, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. A failure by our banking subsidiaries to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial position.
Unforeseen disruptions in the brokered deposits market could compromise our liquidity position.
A relatively large portion of our funding is brokered deposits. Our total brokered deposits as of September 30, 2009 were $2.8 billion or 11% of total deposits. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.
We may not have enough authorized shares of common stock if we are required to raise additional equity capital in the future to satisfy liquidity and regulatory needs.
As a result of prevailing recessionary conditions, we have increased our provision for loan losses, which has resulted in a reduction in the amount of our tangible common equity. Given the focus on tangible common equity by regulatory authorities, rating agencies and the market, we may be required to raise additional capital through the issuance of additional common stock in future periods to replace that common equity. We issued more than 350 million shares of common stock in the exchange offer that was conducted in the third quarter of 2009, which left us with only a limited number of authorized and unreserved shares of common stock to issue in the future. As a result, we will need to obtain stockholder consent to amend our certificate of incorporation to increase the amount of authorized capital stock if we intend to issue significant amounts of common stock in the future. We cannot be assured that our stockholders will approve such an increase.
We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition will be adversely affected.
Under regulatory capital adequacy guidelines, and other regulatory requirements, Popular, Inc. and its banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If we fail to maintain well-capitalized status under the regulatory framework, or are deemed not well-managed under regulatory exam procedures, or if we experience certain regulatory violations, our status as a financial holding company and our related eligibility for a streamlined review process for acquisition proposals, and our ability to offer certain financial products will be compromised.

Our business depends on the creditworthiness of our customers and the value of the assets securing our loans.
If the credit quality of the customer base materially decreases or if the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, liquidity, capital and results of operations could be adversely affected. While we believe that our allowance for loan losses was adequate as of September 30, 2009, there is no certainty that it will be sufficient to cover future credit losses in the portfolio because of continued adverse changes in the economy, market conditions or events negatively affecting specific customers, industries or markets both in Puerto Rico and the United States. We periodically review the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and non-performing assets.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect us.
Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive given current market conditions. Some of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.
Goodwill impairment could have a material adverse effect on our financial condition and future results of operations.
We performed our annual goodwill impairment evaluation for the entire organization during the third quarter of 2009 using July 31, 2009 as the annual evaluation date. Based on the results of the analysis, we concluded that there was no goodwill impairment as of that date. The fair value determination for each reporting unit performed to determine if potential goodwill impairment exists requires management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	selection of comparable publicly traded companies, based on nature of business, location and size;

•	selection of comparable acquisition and capital raising transactions;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	market growth and new business assumptions.
It is possible that the assumptions and conclusions regarding the valuation of our reporting units could change adversely and could result in the recognition of goodwill impairment. Such impairment could have a material adverse effect on our future results of operations. As of September 30, 2009, we had approximately $607 million of goodwill remaining on our balance sheet, of which $404 million was related to BPNA. Declines in our market capitalization would increase the risk of goodwill impairment in 2010.
Defective and repurchased loans may harm our business and financial condition.
In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties regarding Popular and the loans being sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:

•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.
A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for possible losses related to repurchases resulting from representation and warranty violations on specific portfolios. Nonetheless, we do not expect any such losses to be significant. Losses associated with defective loans may adversely impact our results of operations or financial condition.
We are exposed to credit risk from mortgage loans that have been sold subject to recourse arrangements.
In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. Consequently, we may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property.
Worsening in the financial condition of critical counterparties may result in higher losses than expected.
The financial stability of several counterparties is critical for their continued financial performance on covenants that require the repurchase of loans, posting of collateral to reduce our credit exposure or replacement of delinquent loans. Many of these transactions expose us to credit risk in the event of a default by our counterparty. Any such losses could adversely affect our business, financial condition and results of operations.
The resolution of significant pending litigation, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.
We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. As more fully described under Legal Proceedings, two putative class actions and one derivative claim have been filed in the United States District Court for the District of Puerto Rico and another derivative suit has been filed in the Puerto Rico Court of First Instance against Popular, Inc., certain of its directors and officers and others. Although at this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our results of operations.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES
Additional assistance from the U.S. Government may further dilute existing holders of our common stock.
There may be new regulatory requirements or standards, or additional U.S. Government programs or requirements ,or we could incur losses in the future that could result in, or require, additional equity issuances. Such further equity issuances would further dilute the existing holders of our common stock perhaps significantly.
The issuance of additional shares of our common stock or common equivalent securities in future equity offerings, or as a result of the exercise of the warrant the U.S. Treasury holds, will dilute the ownership interest of our existing common stockholders and could also involve U.S. Government constraints on our operations.
Dividends on our common stock and preferred stock have been suspended and you may not receive funds in connection with your investment in our common stock or preferred stock without selling your shares.
Holders of our common stock and preferred stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our common stock and preferred stock. Furthermore, unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.08 per share or to repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions. This could adversely affect the market price of our common stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.
In addition, the terms of our outstanding junior subordinated debt securities held by each trust that has issued trust preferred securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock and preferred stock, or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Accordingly, you may have to sell some or all of your shares of our common stock or preferred stock in order to generate cash flow from your investment. You may not realize a gain on your investment when you sell the common stock or preferred stock and may lose the entire amount of your investment.
Offerings of debt, which would be senior to our common stock in the event of liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or in the event of liquidation, may adversely affect the market price of our common stock.
We may seek to increase our liquidity and/or capital resources by offering debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. In the event of liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings may receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.
Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred shares in the future that has a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2009 under the 2004 Omnibus Incentive Plan.
Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

July 1 — July 31	694	$2.08	694	8,440,347
August 1 — August 31	78,070	1.29	78,070	8,362,277
September 1 — September 30	1,003	2.83	1,003	8,361,274

Total September 30, 2009	79,767	$1.32	79,767	8,361,274

(a)	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: November 9, 2009	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: November 9, 2009	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller