Form 10-K
period 2009-12-31
POPULAR INC
filed 2010-03-01
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34084
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416
Principal Executive Offices:
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (787) 765-9800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock ($0.01 par value)	Nasdaq Stock Market
6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A	Nasdaq Stock Market
8.25% Noncumulative Monthly Income Preferred Stock, 2008 Series B	Nasdaq Stock Market
6.70% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
6.125% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of Popular, Inc. was approximately $561,000,000 based upon the reported closing price of $2.20 on the NASDAQ National Market System on that date.
As of February 26, 2010, there were 639,540,105 shares of Popular, Inc.’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          (1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 ( the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
          (2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 15, 2010.
Forward-Looking Statements
     The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (“Popular”, “we”, “us”, “our” ) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on Popular’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
     These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	possible legislative, tax or regulatory changes; and

•	difficulties in combining the operations of acquired entities.
     Moreover, the outcome of legal proceedings, as discussed in “Part I, Item 3. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.
     All forward-looking statements included in this document are based upon information available to Popular as of the date of this document, and other than as required by law, including the requirements of applicable securities laws. We assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I
POPULAR, INC.
ITEM 1. BUSINESS
     Popular is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $34.7 billion, total deposits of $25.9 billion and stockholders’ equity of $2.5 billion at December 31, 2009. At December 31, 2009, we ranked 38th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve System.
     We operate in three target markets: Puerto Rico, the United States mainland and providing processing and other technology services in Puerto Rico, Florida, Venezuela, the Dominican Republic, El Salvador and Costa Rica.
Puerto Rico
     We offer in Puerto Rico a complete array of retail and commercial banking services through our principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”). Banco Popular was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $23.3 billion, deposits of $17.8 billion and stockholder’s equity of $1.9 billion at December 31, 2009. The Bank accounted for 67% of our total consolidated assets at December 31, 2009. Banco Popular has the largest retail franchise in Puerto Rico, with 173 branches and over 580 automated teller machines. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”).
     Banco Popular has three subsidiaries: Popular Auto, Inc., a vehicle financing, leasing and daily rental company, Popular Mortgage, Inc., a mortgage loan company with over 30 offices in Puerto Rico and BP Sirenusa International, LLC, a limited liability company holding certain assets acquired in satisfaction of debts previously contracted by Banco Popular relating to a real estate development property in the U.S. Virgin Islands.
     Our Puerto Rico operations also provide financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of Popular. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2009, Popular Securities had $272 million in total assets and over $4.0 billion in assets under management.
     We offer insurance services through Popular Insurance, Inc. Popular Insurance is a general insurance agency and Popular Life RE, a reinsurance company, with total revenues of $20 million and $21 million, respectively, for the year ended December 31, 2009. Also, Popular owns in Puerto Rico Popular Risk Services, Inc., an insurance broker. Insurance services are also provided through Popular Insurance V.I., Inc., a wholly-owned subsidiary of Popular International Bank, Inc. (“PIB”) and an insurance agency.
     We have four other wholly-owned subsidiaries. The first, PIB was organized in 1992 and operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries. The other three subsidiaries are Popular Capital Trust I, Popular Capital Trust II and Popular Capital Trust III, statutory business trusts.
United States Mainland
     Popular North America, Inc. (“PNA”) functions as a holding company for Popular’s operations in the United States mainland. PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2009, PNA had two direct subsidiaries all of which were wholly-owned:
•	Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York;

•	Popular Financial Holdings, Inc. (“PFH”), a consumer finance company;

     The banking operations of BPNA in the United States mainland are based in five states. The following table contains information of BPNA’s operations:

		Aggregate Assets	Total Deposits
State	Branches	($ in billions)	($ in billions)
New York	33	$2.9	$2.7
California	24	3.2	1.9
Florida	20	1.8	1.4
Illinois	16	1.9	1.8
New Jersey	8	0.5	0.5
     In addition, BPNA has a mortgage operation with $1.2 billion in assets at December 31, 2009, in Houston, Texas. In the last quarter of 2009, BPNA sold six bank branches in New Jersey with approximately $225 million in deposits. No loans were sold in this transaction.
     BPNA also owns all of the outstanding stock of E-LOAN, Inc. (“E-LOAN”), Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN provides an online platform to raise deposits for BPNA. All direct lending activities at E-LOAN were ceased during the fourth quarter of 2008. At December 31, 2009, E-LOAN’s total assets amounted to $561 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives the total assets of Popular Equipment Finance, Inc. were reduced to $58 million at December 31, 2009. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker for issuing insurance across the BPNA branch network. Revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2009 totaled $6 million.
     PFH has two direct subsidiaries: Equity One, Inc. (“Equity One”) and Popular Mortgage Servicing, Inc. During the third quarter of 2008, Popular discontinued the operations of PFH. As of December 31, 2009, PFH had total remaining assets of $19 million.
Processing and Other Technology Services
     Our financial transaction processing and technology services are provided through EVERTEC, Inc., ATH Costa Rica, S.A., EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA and T.I.I. Smart Solutions Inc. (“EVERTEC reportable segment”). EVERTEC, Inc., a wholly-owned subsidiary of Popular uses its expertise in technology to provide services in the United States, the Caribbean, Latin America, and internally servicing many of our subsidiaries’ system infrastructures and transactional processing businesses. ATH Costa Rica, S.A. and EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA, wholly- owned subsidiaries of PIB, provide ATM switching and driving services in San José, Costa Rica. T.I.I. Smart Solutions Inc., also a wholly-owned subsidiary of PIB, is a technology company based also in Costa Rica that develops financial processing software applications and sells hardware products (ATM, POS and communication products). For the year ended December 31, 2009, revenues of EVERTEC reportable segment totaled $257 million and its net income totaled $50 million.
     In addition, PIB, a wholly owned subsidiary of Popular, has equity investments in Consorcio de Tarjetas Dominicanas (“CONTADO”), the largest merchant acquirer and ATM network in the Dominican Republic and in Servicios Financieros, S.A. (“Serfinsa”), one of the largest ATM network in El Salvador, which are part of EVERTEC reportable segment. PIB also has an equity investment in Banco Hipotecario Dominicano (“BHD”) in the Dominican Republic.
Significant Events During 2009
     During 2009, we carried out a series of actions designed to improve our U.S. operations, address credit quality, contain controllable costs, maintain well-capitalized ratios and improve capital and liquidity positions. These actions included the following:
•	Sale or closing, throughout the year, of unprofitable businesses and the consolidation of branches in the United States and Puerto Rico markets resulting in a net reduction of 46 branches. The latter includes the sale in October 2009 of six New Jersey bank branches of BPNA with approximately $225 million in deposits;

•	Implementation of cost-cutting measures such as the hiring and pension plan freezes and the suspension of matching contributions to retirement plans;

•	Restructuring our credit divisions, working with clients to find individual solutions and heightening our focus on collection processes;

•	Suspension of dividends on Popular’s common stock (“common stock”) and Series A and B preferred stock in June 2009;

•	Completion in August 2009 of the exchange offer, which resulted in the issuance of over 357 million in new shares of common stock and increased our Tier 1 common equity by $1.4 billion. For further details please refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”;

•	Completion, also in connection with the exchange offer, of an agreement with the Department of Treasury (“U.S. Treasury”) to exchange all $935 million of our outstanding shares of Series C preferred stock of Popular for $935 million of newly issued trust preferred securities. For further details please refer to Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
     Please refer to Part II, Item 7 “Management Discussion and Analysis” (“MD&A”), for further details about the above initiatives.
Restructuring Plans in the United States Mainland
     As mentioned on the 2008 Form 10-K, our Board of Directors approved during 2008 various restructurings plan for our operations in the U.S. mainland. The objectives of these plans were to discontinue the operations of PFH, improve profitability at BPNA and E-LOAN in the short term, increase liquidity, lower credit costs, and, over time, achieve a greater integration with corporate functions in Puerto Rico. Most of these plans were successfully completed at the end of 2009. For further information about these plans, refer to Notes 3 and 4 to the Audited Financial Statements.
REGULATION AND SUPERVISION
     Described below are the material elements of selected laws and regulations applicable to Popular, PIB, PNA and their respective subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of Popular, PIB, PNA and their respective subsidiaries.
General
     Popular, PIB and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm-Leach-Bliley Act in 1999, the activities of bank holding companies and their non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm-Leach-Bliley Act authorizes bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. Popular has elected to be treated as a financial holding company under the provisions of the Gramm-Leach-Bliley Act. See “The Gramm-Leach-Bliley Act” below for information regarding these rules. The BHC Act, as amended by the Gramm-Leach-Bliley

Act, provides generally for “umbrella” regulation of financial holding companies and their non-banking subsidiaries by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.
     Banco Popular and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and in the case of BPNA, the Federal Reserve Board and the New York State Banking Department. Banco Popular and BPNA are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular and BPNA. See “The Gramm-Leach-Bliley Act” below for information about these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
Prompt Corrective Action
     The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of insured depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the leverage ratio.
     Rules adopted by the federal banking agencies provide that an insured depository institution will be deemed to be (1) well capitalized if it maintains a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level; (2) adequately capitalized, if it is not well capitalized, but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating in its most recent report of examination and not experiencing or anticipating significant growth), a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%; (3) undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized); (4) significantly undercapitalized if it has a leverage ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 3% or a total risk-based capital ratio of less than 6%; and (5) critically undercapitalized if it has tangible equity equal to 2% or less of total assets.
     At December 31, 2009, Banco Popular and BPNA were both well-capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of our banking subsidiaries should be considered in conjunction with other available information regarding our financial condition and results of operations.
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
     The FDIA provides that an institution may be reclassified, if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
     The FDIA generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.
     The capital-based prompt corrective action provisions of the FDIA apply to the FDIC -insured depository institutions such as Banco Popular and BPNA, but they are not directly applicable to holding companies such as Popular, PIB and PNA, which control such institutions. However, the federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.
Holding Company Structure
     Banco Popular and BPNA are subject to restrictions under federal law that limit the transfer of funds by any of them to Popular, PIB, PNA, or any of our other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular and BPNA to any of Popular, PIB, PNA, or any of our other non-banking subsidiaries are limited in amount to 10% of the transferring institution’s capital stock and surplus and, with respect to Popular and all of our non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. For these purposes an institution’s capital stock and surplus includes its total risk-based capital plus (1) the balance of its allowance for loan losses not included therein and (2) the amount of certain investments made by the institution in “financial subsidiaries” that is subject to these limits and is required to be deducted from the institution’s capital for regulatory capital purposes. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular or BPNA, on the one hand, and Popular, PIB, PNA or any of our other non-banking subsidiaries, on the other hand, be carried out on an arm’s length basis.
     Under Federal Reserve Board policy, a bank holding company such as Popular, PIB or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular and BPNA are currently the only insured depository institution subsidiaries of Popular, PIB and PNA.
     Because Popular, PIB and PNA are holding companies, their right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of subsidiary depository institutions) except to the extent that Popular, PIB or PNA, as the case may be, may itself be a creditor with recognized claims against the subsidiary.
     Under the FDIA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default”. “Default” is defined generally as the appointment of a conservator or a receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular and BPNA are currently FDIC-insured depository institution subsidiaries of Popular and are subject to this cross-guarantee liability. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company and other affiliates is subordinated to the subsidiary depository institution’s cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.
Dividend Restrictions
     The principal sources of funding for the holding companies have included dividends received from its banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends Banco Popular may pay to Popular without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2009, Banco Popular and BPNA could not declare any dividends without the approval of the Federal Reserve Board.
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
     It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve Board could prohibit a dividend by Popular, PIB or PNA that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong. Popular is also subject to dividend restrictions because of our participation in the TARP Capital Purchase Program. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.
     Under the American Jobs Creation Act of 2004, subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other foreign corporations. This 2004 law lowering the withholding tax rate to 10% is not expected to have a material impact on Popular in the foreseeable future.
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
     On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides, that the basic deposit insurance limit returned to $100,000 after December 31, 2009, however on May 2009, the FDIC extended the $250,000 coverage per depositor until December 31, 2013. The legislation did not increase coverage for retirement accounts, which continues to be $250,000.
     On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009.
     On February 27, 2009, the Board of Directors of the FDIC voted to adopt a final rule to alter the way in which the FDIC’s risk-based assessment system differentiates for risk, change deposit insurance assessment rates, and make technical and other changes to the rules governing the risk-based assessment system. Under this final rule, risk-based rates are ranging between 12 and 45 cents per $100 of domestic deposits (annualized) and between 7 and 77.5 cents per $100 of domestic deposits after adjustments. Most institutions are being charged between 7 and 24 cents per $100 of deposits, after adjustments. Also, in May 2009, the FDIC adopted a final rule, effective June 30, 2009, that imposed a special assessment of 5 cents for every $100 on each insured depository institution’s assets minus its Tier 1 Capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter 2009 risk-based capital assessment. The special assessment was collected on September 30, 2009. For us this special assessment represented an expense of $16.7 million, in the second quarter of 2009. In 2009 the FDIC assessment premiums of our insured depository institutions totaled $76.8 million, including the previously mentioned special assessment paid in September 2009 of $16.7 million.
     Also, on November 2009, the Board of Directors of the FDIC voted to require insured institutions to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as, for all 2010, 2011, and 2012. Each quarter, the FDIC will bill insured institutions for the actual risk-based premium for that quarter. Such amounts will reduce the prepaid asset. Once the asset is exhausted, banks will resume paying and accounting for quarterly deposit insurance assessments as they did prior to the implementation of this rule. The FDIC decided that if the prepayment is not exhausted by June 30, 2013, any remaining amount will be returned to the insured institutions. The prepayment allows the FDIC to strengthen the cash position of the DIF immediately, without immediately impacting earnings of the industry. In December 30, 2009, Popular prepaid $221 million, which includes all of our quarterly assessments, typically paid one quarter in arrears, for the calendar quarters ending December 31, 2009 through December 31, 2012.
     Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs. Rulemaking as a result of this review could result in further assessments.
     On November 21, 2008, the Board of Directors of the FDIC approved the Temporary Liquidity Guarantee Program (“ TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). We opted to become a participating entity on both of these programs. However, no debt was issued by Popular under the DGP, and no new FDIC-guaranteed debt can be issued under the DGP after October 31, 2009.
     The TAGP offers a full guarantee for non-interest-bearing transaction deposit accounts held by Popular. The unlimited deposit coverage is in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the EESA. As a result of our participation in the TAGP, we are required to pay quarterly, additional insurance premiums to the FDIC in an amount equal to an annualized 10 cents per $100 fee on balances in non-interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The TAGP deposit coverage is available until June 30, 2010.
     The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the fourth quarter of 2009 was 1.02 cents per $100 of deposits.
     As of December 31, 2009, we had a DIF deposit assessment base of approximately $26 billion and a TAGP deposit assessment base of approximately $1.2 billion.
Brokered Deposits
     FDIA governs the receipt of brokered deposits. Section 29 of FDIA and the regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. Popular does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular and BPNA.
Capital Adequacy
     Information about our capital composition as of December 31, 2009 and for the four previous years is presented in Table I “Capital Adequacy Data” on page 43 in the MD&A.
     Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Under the capital guidelines, a banking organization’s Total Capital is divided into tiers. “Tier 1 Capital” consists of common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries, (including for bank holding companies but not banks, trust preferred securities), qualifying non-cumulative perpetual preferred stock and for bank holding companies (but not banks) a limited amount of qualifying cumulative perpetual preferred stock less goodwill (net of any associated deferred tax liability) and certain other intangible assets. Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Not more than 25% of qualifying Tier 1 Capital may consist of non-cumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. In addition, effective October 17, 2008, the Federal Reserve Board approved an interim rule to allow the inclusion of the senior perpetual preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, without limit, as Tier 1 Capital. “Tier 2 Capital” consists of, among other things, a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves.
     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. See Consolidated Financial Statements, Note 25 “Regulatory Capital Requirements” on page 138 and 139 for the capital ratios of Popular, Banco Popular and BPNA. Failure to meet capital guidelines could subject Popular and our depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “- Prompt Corrective Action”.
     At December 31, 2009, our restricted core capital elements would have exceeded the 25% limitation and, as such, $7 million of the outstanding trust preferred securities were disallowed as Tier 1 Capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board’s risk-based capital guidelines revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 Capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. These new quantitative limits were scheduled to become effective on March 31, 2009. However, on March 23, 2009, the Federal Reserve Board adopted a rule extending the compliance date for the tighter limits to March 31, 2011 in light of the stressful financial conditions and the severely constrained ability of bank holding companies to raise additional capital in the markets. As of December 31, 2009, $842 million in trust preferred securities that Popular treated as Tier 1 Capital under existing Federal Reserve Board guidelines were outstanding.
     As part of the U.S. Government’s Financial Stability Plan, on February 25, 2009, the U.S. Treasury announced preliminary details of its Capital Assistance Program, or the “CAP.” To implement the CAP, the Federal Reserve Board, the Federal Reserve Banks, the FDIC and the Office of the Comptroller of the Currency commenced a review, referred to as the Supervisory Capital Assessment Program (the “SCAP”), of the capital of the 19 largest U.S. banking institutions. Popular was not included in the group of 19 banking institutions reviewed under the SCAP. On May 7, 2009, Federal banking regulators announced the results of the SCAP and determined that 10 of the 19 banking institutions were required to raise additional capital and to submit a capital plan to their Federal banking regulators by June 8, 2009 for their review.
     Even though we were not one of the banking institutions included in the SCAP, we have closely assessed the announced SCAP results, particularly noting that (1) the SCAP credit loss assumptions applied to regional banking institutions included in the SCAP are based on a more adverse economic and credit scenario and (2) Federal banking regulators are focused on the composition of regulatory capital. Specifically, the regulators have indicated that voting common equity should be the dominant element of Tier 1 capital and have established a 4% Tier 1 common/risk-weighted assets ratio as a threshold for determining capital needs. Although the SCAP results are not applicable to us, they do express general regulatory expectations.
     While Popular has been well capitalized based on a ratio of Tier 1 capital to risk-weighted assets, we believe that an improvement in the composition of our regulatory capital, including Tier 1 common equity, will better position us in a more adverse economic and credit scenario. As a result, during the third quarter of 2009 we completed the exchange offer in order to increase our common equity capital to accommodate the more adverse economic and credit scenarios assumed under the SCAP as applied to regional banking institutions. With the exchange offer we increased our Tier 1 common equity by $1.4 billion. For more information about the exchange please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ”.
     In 2004, the Basel Committee on Banking Supervision (the “Basel Committee”) published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). Basel II presents a three-pillar framework for determining risk-based capital requirements for credit risk, market risk and operational risk (Pillar 1); supervisory review of capital adequacy (Pillar 2); and market discipline through enhanced public disclosure (Pillar 3). A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active or “core” banking organizations (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to comply. The rule also allows a banking organization’s primary Federal supervisor to determine that application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations.
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
     Although Popular is a non-core banking organization, we understand that the new capital adequacy guidelines provide a framework which more closely aligns regulatory capital requirements with actual risks, thus enhancing risk management practices.

     In December 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation. The Basel Committee’s capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, they would: (i) re-emphasize that common equity is the “predominant” component of Tier 1 capital by (a) adding a minimum common equity to risk-weighted assets ratio, with the ratio itself to be determined based on the outcome of an impact study that the Basel Committee is conducting, and (b) requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital; (ii) disqualify innovative capital instruments — including U.S.-style trust preferred securities and other instruments that effectively pay cumulative dividends — from Tier 1 capital status; (iii) strengthen the risk coverage of the capital framework, particularly with respect to counterparty credit risk exposures arising from derivatives, repos and securities financing activities; (iv) introduce a leverage ratio requirement as an international standard; and (v) implement measures to promote the build-up of capital buffers in good times that can be drawn upon during periods of stress, introducing a countercyclical component designed to address the concern that existing capital requirements are procyclical — that is, they encourage reducing capital buffers in good times, when capital could more easily be raised, and increasing capital buffers in times of distress, when access to capital markets may be limited or they may effectively be closed. The capital proposals do not specify a percentage for the new ratio of common equity to risk-weighted assets or changes in the current minimum Tier 1 capital and total capital risk-based capital requirements, which currently are 4% and 8%, respectively. Instead, they state that the minimum percentage requirements for the new ratio of common equity to risk-weighted assets and the other capital ratios — including Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and the new leverage ratio — will be included in a “fully calibrated, comprehensive set” of capital and liquidity proposals to be released by December 31, 2010. Independently, in September 2009, the Department of the Treasury issued a policy statement titled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” setting forth core principles intended to address many of the same substantive items as the Basel Committee capital proposals and specifically calling for increased capital requirements for financial institutions, and “substantially heightened” capital requirements for large financial institutions.
     If implemented, the Basel Committee’s liquidity proposals, although apparently similar in many respects to tests historically applied by banking organizations and regulators for management and supervisory purposes, would for the first time be formulaic and required by regulation. They would impose two measures of liquidity risk exposure, one based on a 30-day time horizon and the other addressing longer-term structural liquidity mismatches over a one-year time period.
     The Basel Committee indicated that it expects final provisions responsive to the proposals to be implemented by December 31, 2012. Ultimate implementation in individual countries, including the United States, is subject to the discretion of the bank regulators in those countries. The Basel Committee’s final proposals may differ from the proposals released in December 2009, and the regulations and guidelines adopted by regulatory authorities having jurisdiction over Popular and our subsidiaries may differ from the final accord of the Basel Committee. Moreover, although some aspects of the Basel Committee proposals were quite specific (e.g., the definition of the components of capital), others were merely conceptual (e.g., the description of the leverage test) and others not specifically addressed (e.g., the minimum percentages for required capital ratios). We are not able to predict at this time the content of guidelines or regulations that will ultimately be adopted by regulatory agencies having authority over Popular and our subsidiaries or the impact of changes in capital and liquidity regulation upon us. However, a requirement that Popular and our depository institution subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, could significantly impact our financial condition, operations, capital position and ability to pursue business opportunities.
Interstate Banking Legislation
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state that has opted out, whether through an acquisition or de novo. For purposes of the Interstate Banking Act, Banco Popular is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Banco Popular is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Banco Popular’s home state, which is New York for purposes of the IBA.

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
     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above), and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” Popular, PIB and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company that is not a financial holding company, the company fails to continue to meet any of the capital or managerial requirements for financial holding company status, the company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
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
     The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. These financial privacy provisions generally prohibit financial institutions, including our bank subsidiaries, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.
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
     Title III of the USA PATRIOT Act imposed significant new compliance and due diligence obligations, created new crimes and penalties and expanded the extra-territorial jurisdiction of the United States. The principal provisions of Title III and regulations issued by the U.S. Treasury thereunder impose obligations on financial institutions, including Popular’s bank and broker-dealer subsidiaries, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.
Community Reinvestment Act
     The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate-income individuals and geographies. Should Popular or our bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.
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
Legislative Initiatives
     Various other legislative proposals, including proposals to limit the investments that a depository institution may make with FDIC insured funds to restrict certain practices in connection with lending activities, to require lenders to forego certain contractual rights, to amend bankruptcy laws or to restrict executive compensation, are from time to time introduced in Congress. We cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon our financial condition or results of operations.
Puerto Rico Regulation
     General. As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).
     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2009, Banco Popular transferred $10 million to the reserve fund in order to comply with this requirement.
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
     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2009, the legal lending limit for the Bank under this provision was approximately $124 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
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
     An IBE that operates as a division or branch of a bank in Puerto Rico is subject to income tax in Puerto Rico if its net taxable income exceeds 20% of the net taxable income of the bank as a whole. If these thresholds are exceeded, the IBE will be taxed at regular tax rates on its net taxable income that exceeds the applicable threshold. In March 2009, the Government of Puerto Rico approved a legislation that imposed a 5% income tax on the net income of the IBE that operates as separate entity, even though do not exceed the 20% threshold.
Employees
     At December 31, 2009, Popular employed directly 9,407 persons. None of our employees are represented by a collective bargaining group.
Segment Disclosure
     Note 39 to the Financial Statements, “Segment Reporting” on pages 165 through 168 of the Annual Report is incorporated by reference herein.
     Our corporate structure consists of three reportable segments — Banco Popular, BPNA and EVERTEC. These reportable segments pertain only to the continuing operations of Popular. The operations of PFH which were considered a reportable segment prior to 2008 were classified as discontinued operations in 2008 through September 30, 2009. A corporate group has been defined to support the reportable segments. Popular retrospectively adjusted the 2007 information in the statements of operations to exclude the results from discontinued operations to conform to the 2008 and 2009 presentation.
     Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

     The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic and El Salvador and other long-lived assets located in Costa Rica, Venezuela and the Dominican Republic.

Long-lived assets	2009	2008 (1)	2007
Puerto Rico
Premises and equipment	$510,942,979	$536,537,661	$477,681,159
Goodwill	198,198,643	197,482,201	222,438,229
Other intangible assets	21,625,346	27,200,260	24,557,452
Investments under the equity method	20,880,882	20,637,865	16,530,392

	$751,647,850	$781,857,987	$741,207,232

United States
Premises and equipment	$67,256,684	$77,480,869	$103,439,003
Goodwill	402,076,816	404,236,423	404,249,194
Other intangible assets	18,985,694	22,626,573	38,673,692
Investments under the equity method	16,965,759	17,372,488	24,148,846

	$505,284,953	$521,716,353	$570,510,735

Foreign Countries
Premises and equipment	$6,654,245	$6,788,371	$7,042,695
Goodwill	4,073,110	4,073,107	4,073,107
Other intangible assets	179,924	220,301	1,325,230
Investments under the equity method	61,925,135	54,401,304	49,190,174

	$72,832,414	$65,483,083	$61,631,206

(1)	Does not include long-lived assets of the discontinued operations as of December 31, 2008.
Availability on website
     We make available free of charge, through our investor relations section at our website, www.popular.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
     The public may read and copy any materials Popular files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549-0213. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (www.sec.gov).
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
     In September 2006, Doral announced that the SEC had approved a final settlement with Doral, which resolved the SEC’s investigation of Doral. Doral has also stated that the U.S. Attorney’s Office for the Southern District of New York is conducting an investigation of these matters. Actions were brought by or on behalf of securities holders of Doral in relation to these matters. In April 2007, Doral agreed to a settlement in which Doral and its insurers agreed to pay an aggregate of $129 million.
     Estimates of Value Provided by Popular Securities. Between October 2002 and December 2004, Popular Securities, Inc., a wholly-owned subsidiary of Popular, provided quarterly estimates of the value of portfolios of IOs on behalf of Doral. In accordance with its understanding regarding the engagement, in providing those estimates of value, Popular Securities utilized assumptions provided by Doral that may not have been consistent with the actual terms of the IO portfolios. As originally filed on March 15, 2005, Doral’s Form 10-K for the year ended December 31, 2004 stated that “to determine the fair value of its IO portfolio”, Doral engaged a “party” to provide an

“external valuation” that “consists of a cash flow valuation model in which all economic and portfolio assumptions are determined by the preparer”. Popular Securities believes that this characterization is not appropriate if it was meant to apply to Popular Securities’ work.
     In the Amended Doral 2004 10-K, Doral stated that counsel for its Audit Committee and independent directors had investigated the process it used to obtain “third-party IO valuations”, that the investigation had concluded that the process “was flawed”, that Doral representatives “may have improperly provided inaccurate information” concerning the IO portfolio to the parties performing the third-party valuation, and that the counsel conducting the investigation had “limited access to the third parties who performed the IO valuation.” We believe that Doral considers Popular Securities to be one of the parties that provided Doral with “third-party IO valuations.”
   Transactions with Doral Relating to Mortgage Loans and IOs. Between 1996 and 2004, Banco Popular purchased mortgage loans from Doral for an aggregate purchase price of approximately $1.6 billion. The remaining balance of these mortgage loans recorded on our consolidated statement of condition at December 31, 2009 was $284 million.
     In the first six months of 2000, Popular sold mortgage loans to Doral Bank, a subsidiary of Doral, in two transactions, each for an aggregate sale price of $100 million, and entered into two agreements, contemporaneously with the sale agreements, to purchase mortgage loans from Doral, each for an aggregate purchase price of $100 million. We recorded a gain of $2.2 million in the first quarter of 2000 and of $1.9 million in the second quarter of 2000 from the sales of mortgages to Doral Bank.
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
     In the December 15, 2005 release, Doral stated that it was treating the sales of mortgage loans by it as “loans payable secured by mortgage loans.” We believe that the contemporaneous purchases and sales of mortgage loans entered into by us were the ones reversed by Doral.
     Popular has reviewed the foregoing mortgage loan purchase and sale transactions, as well as the public statements by Doral, and believes that the transactions qualify for sale (or in the case of purchases, purchase) treatment under the financial accounting standard at that time. Accordingly, it has not reversed any of these transactions.
     Between 1996 and 2004, we purchased IOs from Doral for an aggregate purchase price of $110 million. Over the same period Doral repurchased IOs it had previously sold to us for an aggregate purchase price of $54 million. The remaining balance of these IOs recorded on our consolidated statement of condition at December 31, 2009 was $27 million. These IOs have been reclassified from investments available-for-sale to loans to Doral because they are accompanied by 100% guarantees from Doral of the principal and the fixed yield and because of the source of the cash flow for payments on the IOs.
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
     In February 2008, R&G announced that the SEC had approved a final settlement with R&G, which resolved the SEC’s investigation of R&G. R&G has announced that the U.S. Attorney’s Office for the Southern District of New York is

also conducting an informal inquiry into these matters. Actions were brought by or on behalf of securities holders of R&G in relation to these matters. In May 2008, R&G agreed to a settlement in which R&G and its insurers agreed to pay an aggregate of $32 million.
   Purchases of Mortgage Loans from R&G. Between 2003 and 2004, Banco Popular entered into various mortgage loan purchase transactions with R&G in the amount of $176 million. These mortgage loan purchase transactions had recourse provisions and other financial arrangements. In the Amended R&G 2004 10-K, R&G disclosed that it had determined, after a review of all of its transactions that it had previously characterized as mortgage loan sales, to recharacterize certain of those transactions as secured borrowings collateralized by real estate mortgage loans, including, as of December 31, 2004, $155 million of transactions with Banco Popular. At December 31, 2009, the remaining balance of the mortgage loans purchased from R&G recorded on our consolidated statement of condition was $74 million. Popular has concluded that our previously filed financial statements are fairly stated and that no restatement is necessary.
Cooperation with Investigations; Possible Consequences
     Popular and our employees have provided information in connection with certain of the above-mentioned investigations by the SEC and the U.S. Attorney’s Office for the Southern District of New York and is continuing to cooperate in connection with the investigations of these matters. We are unable to predict what adverse consequences, if any, or other effects our dealings with Doral or R&G or the related investigations could have on us or Banco Popular.
ITEM 1A. RISK FACTORS
     Popular, like other financial companies, faces a number of risks inherent to our business, financial condition, liquidity, results of operations and capital position. These risks could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
     The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
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
     Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased 3.7% during the fiscal year ended June 30, 2009.
     The Commonwealth of Puerto Rico government is currently addressing a fiscal deficit which has been estimated at approximately $3.2 billion or over 30% of its annual budget. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment on the Island, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.3% for December 2009, compared with an unemployment rate of 13.1% for December 2008.
     This decline in the Island’s economy has resulted in, among other things, a downturn in our loan originations; an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios; an increase in the rate of foreclosure loss on mortgage loans; and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the decline in economic activity continues, there could be further adverse effects on our profitability.
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

     The level of real estate prices in Puerto Rico had been more stable than in other U.S. markets, but the current economic environment has accelerated the devaluation of properties and has increased portfolio delinquency when compared with previous periods. Additional economic weakness in Puerto Rico and the U.S. mainland could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral. The housing market has suffered a substantial slowdown in sales activity in recent quarters, as reflected in the low absorption rates of projects financed in our construction loan portfolio.
     The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of our loan portfolios. The persistent economic slowdown is expected to cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in our other interest and non-interest revenues.
     However, in 2010, the Puerto Rico economy should benefit from the disbursement of approximately $2.5 billion from the American Recovery and Reinvestment Act of 2009 (“ARRA”) and $280.3 million from the Commonwealth's local stimulus package.
Difficult market conditions have adversely affected the financial industry and our results of operations and financial condition.
     Market instability and lack of investor confidence have led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets have adversely affected our industry and our business, results of operations and financial condition. We do not expect a material improvement in the financial environment in the near future. A worsening of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry. In particular, we face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with these regulations may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behavior.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The reliability of these processes might be compromised if these variables are no longer capable of accurate estimation.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	The FDIC increased the assessments that we have to pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the FDIC insurance fund reserves. We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or continue to deteriorate.

•	We may suffer higher credit losses because of federal or state legislation or other regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable.
Legislative and regulatory actions taken now or in the future to address market conditions in the financial industry may significantly affect our financial condition, results of operations, liquidity or stock price.
     Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing financial institutions’ ability to raise liquidity. It is expected that these programs may have the effect of increasing the degree or nature of regulatory supervision to which we are subjected. Furthermore, recent economic and market events have led to numerous proposals for legislative and regulatory reform that could substantially intensify the regulation of the financial services industry and that may significantly impact us. The proposals include the following:
•	Establishing a federal consumer financial protection agency that would have, among other things, broad authority to regulate, and take enforcement actions against, providers of credit, savings, payment and other consumer financial products and services.

•	Requiring heightened scrutiny and stricter regulation of any financial institution whose combination of size, leverage and interconnectedness could pose a threat to financial stability if it failed, restricting the activities of such institutions, and allowing regulators to dismantle large or systemically important banks and financial institutions, even healthy ones, if they are considered a grave risk to the economy.

•	Requiring large financial institutions to contribute to a fund that would be used to recover the cost of dismantling a bank or financial institution that is dismantled because it poses a grave risk to the economy.

•	Changing requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization, as well as enhanced disclosure requirements for asset securitizations

•	Tightening controls on the ability of banking institutions to engage in transactions with affiliates.

•	Assessing financial institutions with over $50 billion in consolidated assets with a “financial crisis responsibility fee” assessed at approximately 15 basis points of total assets (less Tier 1 capital and less FDIC-assessed deposits). The fee as proposed would last for at least the next ten years and has been proposed for the purpose of recovering projected losses from the TARP.

•	Limiting the size and activities of financial institutions, including proposals to repeal portions of the Gramm-Leach-Bliley Act. Amending regulatory capital standards, and increasing regulatory capital requirements, for banks and other financial institutions and establishing new formulaic liquidity requirements applicable to financial institutions, [including those proposals described above under “Regulation and Supervision—Capital Adequacy”].

•	Establishing heightened standards for and increased scrutiny of compensation policies at financial institutions.
     Lawmakers and regulators in the United States and worldwide continue to consider these and a number of other wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of financial institutions. For example, separate comprehensive financial reform plans could, if enacted, further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Bills were introduced in both houses of Congress in the second half of 2009, and the U.S. House of Representatives passed a financial reform bill in December of 2009, but similar action has not been taken by the U.S. Senate. We cannot predict the substance final form, or impact effects on Popular, of these pending or future legislation, regulation or the application thereof. These and other potential regulation and scrutiny mayor proposed legislative and regulatory changes could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.
The imposition of additional property tax payments in Puerto Rico may further deteriorate our commercial, consumer and mortgage loan portfolios.
     On March 9, 2009, the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7. The Act imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Act) and commercial purposes, and payable to the Puerto Rico Treasury Department. This temporary measure is effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosure rates.
Financial results are constantly exposed to market risk.
     Market risk refers to the probability of variations in the net interest income or the market value of assets and liabilities due to interest rate volatility. Despite the varied nature of market risks, the primary source of this risk to us is the impact of changes in interest rates on net interest income.
     Net interest income is the difference between the revenue generated on earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates could have a positive effect on net interest income, while a decrease in interest rates could have a negative effect on net interest income. As of December 31, 2009, we had a positive gap position.

     The Federal Reserve Board lowered the federal funds target rate from 4.25% at the beginning of 2008 to between 0% and 0.25% at December 31, 2008. This was one of various measures implemented by the Federal Reserve Board to improve the flow of credit throughout the financial system. Given that the level of short-term rates is close to zero, a concern in the markets has been when may monetary policy be tightened again and the possible impact on the financial markets. The future outlook on interest rates and their impact on Popular’s interest income, interest expense and net interest income is uncertain. The federal funds target rate stayed between 0% to 0.25% throughout 2009.
     We usually run our net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount, usually 200 basis points. Given the fact that as of year-end 2009, some short-term rates were close to zero and some term interest rates were below 2.0%, management has decided to focus measuring the risk of net interest income in rising rate scenarios. The rising rate scenarios used in our market risk disclosure reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending December 31, 2010. Projected net interest income under the 200 basis points rising rate scenario increases by $59.8 million while the 400 basis points simulation increases by $103.2 million. These scenarios were compared against our flat interest rates forecast.
     The market disruptions has led us to reduce substantially the use of unsecured short-term borrowings. They have been largely replaced with deposits and long-term secured borrowings, and to a lesser extent, long-term unsecured debt. Therefore, the cost of the liabilities of Popular does not respond as quickly to changes in the levels of interest rates. Our Asset Liability Management Committee (“ALCO”) committee regularly reviews our interest rate risk and initiates any action necessary to maintain our potential volatility within limits.
The hedging transactions that we enter into may not be effective in managing the exposure to market risk, including interest rate risk.
     We use derivatives, to a limited extent, to manage part of the exposure to market risk caused by changes in interest rates or basis risk. The derivative instruments that we may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations there under; and (3) legal risk, which is the risk that Popular is unable to enforce certain terms of such instruments. All or any of such risks could expose Popular to losses.
     Higher market volatility in the capital markets could impact the performance of our hedging transactions. Most hedging activity is related to protecting the market value of mortgage loans that are segregated for future sale and derivatives positions to hedge the cost of liabilities issued or derivative positions with banking clients.
RISKS RELATING TO OUR BUSINESS
The soundness of other financial institutions could adversely affect us.
     Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There can be no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
     We have procedures in place to mitigate the impact of a default among our counterparties. We request collateral for most credit exposures with other financial institutions and monitor these on a regular basis. Nonetheless, market volatility could impact the valuation of collateral held by us and results in losses.
     Our ability to raise financing is dependent in part on market confidence. In times when market confidence is affected by events related to well-known financial institutions, risk aversion among participants increases substantially and makes it more difficult to borrow in the credit markets. Our credit ratings have been reduced substantially during the past year, and our senior unsecured ratings are now “non-investment grade” with the three major rating agencies. This may make it more difficult for Popular to borrow in the capital markets and at much higher cost.
Prolonged economic weakness, a continuing decline in the real estate market in the U.S. mainland, and disruptions in the capital markets have harmed and could continue to harm the results of operations of Popular.
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. “Bust” cycles in the housing sector affect our business by decreasing the volume of loans originated and increasing the level of credit losses related to our mortgage loans.

     The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, since early 2007 the sector has been in the midst of a substantial dislocation. This dislocation has had a significant impact on some of our U.S.-based business segments and has affected our ongoing financial results and condition. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined significantly. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market increased substantially, and property value decreases were required to clear the overhang of excess inventory in the U.S. market. Recent indicators suggest that after a material price correction, the U.S. real estate market may be entering a period of relative stability. Nonetheless, further declines in property values could impact the credit quality of our U.S. mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure. In the event of foreclosure in a loan from this portfolio, the current market value of the underlying collateral could be insufficient to cover the loan amount owed.
     Any sustained period of increased delinquencies, foreclosures or losses harms our ability to sell loans, the prices it receives for loans sold, and the values of our mortgage loans held-for-sale. In addition, any material decline in real estate values would weaken Popular’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage assets arising from borrower defaults.
     We maintain exposure in our U.S. loan portfolio to the housing sector. As of December 31, 2009, we had $4.6 billion in residential mortgage loans in portfolio, of which $1.5 billion was located in the continental U.S. Further housing value declines in the U.S. would impact the level of losses in this portfolio. Also, we have exposure to individuals in the form of home equity loans, home equity lines of credit or “HELOCs”, and second mortgages, which because of declining home values have become in effect unsecured consumer loans. As of December 31, 2009, these U.S. portfolios amounted to $870 million. These portfolios are sensitive to the economic cycle in the U.S., and a further deterioration of the economy and employment conditions in the mainland would affect the level of losses from this exposure.
Popular operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.
     Popular is subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. Any change in applicable federal or Puerto Rico laws or regulations could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect Popular’s powers, authority and operations, which could have a material adverse effect on Popular’s financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power may have a negative impact on Popular.
Competition with other financial institutions could adversely affect our profitability.
     We face substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans.
     In Puerto Rico, competition is primarily from other local depository institutions and from the local operations of several global foreign and domestic banks. As a group they compete in all segments of the market and present a formidable source of competition for Popular. Competition is particularly acute in the market for deposits, where pricing is very aggressive.
     In the U.S., competition is primarily from community banks operating in our footprint together with the national banking institutions. These include institutions with much more resources than we have and can exert substantial competitive pressure.
     Increased competition could require that we increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.
     The banking market in Puerto Rico experienced some consolidations on the past two decades, as a result of bank failures and voluntary intramarket transactions. Even though some institutions are no longer in existence as a result of the consolidation process, there remain six publicly-traded local banking institutions, as well as a non-public local banking institution, three foreign global banks and a major domestic institution competing in the Puerto Rico market. Some industry experts have commented that further consolidation in the Puerto Rico banking industry may be necessary or imminent. Although management may decide that our involvement in the consolidation of the Puerto Rico banking industry may be in our best interest, there can be no assurances that we could successfully complete a transaction, or if we did, that we could successfully integrate the operations of another banking institution into our own operations without incurring substantial disruptions to our business.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.
     We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we would still be subject to many of the same risks we would face in acquiring another bank in negotiated transactions, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risk in FDIC-assisted transactions. These risks include additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot assure you, that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition, capital, liquidity and results from operations.
We are subject to default risk in our loan portfolio.
     We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated or acquired. We establish provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of our borrowers to repay the loans. There can be no assurance that management has accurately estimated the level of future loan losses or that Popular will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control. Any such increases in our provisions for loan losses or any loan losses in excess of our provisions for loan losses would have an adverse effect on our future financial condition and result of operations. We will continue to evaluate our allowance for loan losses and may be required to increase such amounts, perhaps substantially.
We may have more credit risk and higher credit losses due to our construction and commercial loans portfolios.
     We have a significant portfolio in construction and commercial loans, mostly secured by commercial and residential real estate properties. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Rapidly changing collateral values, general economic conditions and numerous other factors continue to create volatility in the housing markets and have increased the possibility that additional losses may have to be recognized with respect to our current non-performing assets. Furthermore, given the current slowdown in the real estate market, the properties securing these loans may be difficult to dispose of, if foreclosed.
We depend on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact our financial condition and results of operations.
     In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform to Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Popular’s financial conditions and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.
Rating downgrades on the Government of Puerto Rico’s debt obligations could affect the value of our loans to the Government and our portfolio of Puerto Rico Government securities.
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment grade-rated borrowers in the U.S. capital markets, the fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations.
     As a result of the Central Government’s fiscal challenges in 2006, Moody’s and S&P then downgraded the rating of its obligations, maintaining them within investment-grade levels. Since then, actions by the Government have improved the credit outlook. As of December 31, 2007, S&P rated the Government’s general obligations at BBB-, while Moodys rated them at Baa3- both in the lowest notch of investment grade. In November 2007, Moody’s upgraded the outlook of the Commonwealth’s credit ratings to “stable” from “negative”, recognizing the progress that the Commonwealth has made in addressing the fiscal challenges it had faced in recent years. The Commonwealth is currently implementing a multi-year budget plan to address the deficit.

While Moody’s “Baa3” rating and S&P’s “BBB-minus” take into consideration Puerto Rico’s fiscal challenges — both ratings stand one notch above non-investment grade — other factors could trigger an outlook change, such as the inability to successfully complete the implementation of the multiyear fiscal plan to bring the Central Government’s budget back into balance, pursuant to Act No. 7 of the Commonwealth of P.R.
     Factors such as the government’s ability to implement meaningful steps to control operating expenditures and maintain the integrity of the tax base will be key determinants of future ratings stability. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, deterioration in the fiscal situation with possible negative ratings implications, could adversely affect the value of Puerto Rico’s Government obligations.
     At December 31, 2009, we had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $994 million were outstanding at December 31, 2009. A substantial portion of our credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the Central Government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
     Furthermore, as of December 31, 2009, we had outstanding $263 million in Obligations of Puerto Rico, States and Political Subdivisions as part of our investment portfolio. Of that total, $258 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $55 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, of which $45 million are rated Ba1, one notch below investment grade, by Moody’s, while S&P rates them as investment grade. As of December 31, 2009, the Puerto Rico Commonwealth Appropriation Bonds represented approximately $0.6 million in unrealized losses in the investment securities available-for-sale and held-to-maturity portfolios. We continue to closely monitor the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary.
We are exposed to credit risk from mortgage loans that have been sold subject to recourse arrangements.
     Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. Consequently, we may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.
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
     A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for possible losses related to repurchases resulting from representation and warranty violations on specific portfolios. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they could adversely impact our results of operations or financial condition.
The economic recession could reduce demand for our products and services and lead to lower revenue and lower earnings.
     Popular earns revenue from the interest and fees we charge on the loans and other products and services we sell. As the economy worsens and consumer and business spending decreases and unemployment rises, the demand for those products and services can fall, reducing our interest and fee income and our earnings. These same conditions can also hurt the ability of our borrowers to repay their loans, causing us to incur higher credit losses.
Increases in FDIC insurance premiums may have a material adverse effect on our earnings.
     During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC instituted two temporary programs, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transaction accounts are fully insured (unlimited coverage) as a result of our participation in the TAGP. These programs have placed additional stress on the Deposit Insurance Fund.
     In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes in April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on, among other things, secured liabilities and unsecured debt levels. In May 2009, the FDIC adopted a final rule, effective June 30, 2009, that imposed a special assessment of 5 cents for every $100 on each insured depository institution’s assets minus its Tier 1 Capital as of June 30, 2009, subject to a cap equal to 10 cents per $100 of assessable deposits for the second quarter 2009 risk-based capital assessment. This special assessment applied to us and resulted in a $16.7 million expense in our second quarter of 2009. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish its depleted insurance fund. In December 30, 2009, Popular prepaid $221 million and reduced our year-end liquidity at our banking subsidiaries.
     We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or our capital position is further impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Our expenses for 2009 were significantly and adversely affected by these increased premiums. These announced increases and any future increases or special assessments may materially adversely affect our results of operations.
Popular income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.
     From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine Popular’s provision for income taxes and our liabilities for federal, state, local and other taxes. Popular’s audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determine the appropriate tax treatment is supportable and in accordance with ASC Topic 740 “ Income taxes”, it is possible that the final tax authority may take a tax position that is materially different than that which is reflected in Popular’s income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in our Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on Popular’s income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on the results of operations, financial position and/or cash flows for such period.
Goodwill impairment could have a material adverse effect on our financial condition and future results of operations
     We performed our annual goodwill impairment evaluation for the entire organization during the third quarter of 2009 using July 31, 2009 as the annual evaluation date. Based on the results of the analysis, we concluded that there was no goodwill impairment as of that date. The fair value determination for each reporting unit performed to determine if potential goodwill impairment exists requires management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:
•	selection of comparable publicly traded companies, based on nature of business, location and size;

•	selection of comparable acquisition and capital raising transactions;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	market growth and new business assumptions.
     In addition, as part of the monitoring process, management performed an assessment for BPNA at December 31, 2009. The results of the assessment at December 31, 2009 indicated that the implied fair value of goodwill exceeded the goodwill carrying amount, resulting in no goodwill impairment. The results obtained in the December 31, 2009 assessment were consistent with the results of the annual impairment test performed in the third quarter of 2009. It is possible that the assumptions and conclusions regarding the valuation of our reporting units could change adversely and could result in the recognition of goodwill impairment. Such impairment could have a material adverse effect on our future results of operations. As of December 31, 2009, we had approximately $604 million of goodwill remaining on our balance sheet, of which $402 million was related to BPNA. Declines in our market capitalization would increase the risk of goodwill impairment in 2010.
Popular may face significant operational risk.
     Popular is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from Popular’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.
     We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. While we continually monitor and improve the system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.
Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and stock price.
     Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Management continually seeks to improve these controls and procedures.
     Management believes that our key internal controls over financial reporting are currently effective; however, such controls and procedures will be modified, supplemented, and changed from time to time as necessitated by our growth and in reaction to external events and developments. While Management will continue to assess our controls and procedures and take immediate action to remediate any future perceived gaps, there can be no guarantee of the effectiveness of these controls and procedures on an on-going basis. Any failure to maintain in the future an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.
Popular uses insurance to manage a number of risks, however not all risks might be insured or insurance may be inadequate to cover all losses.
     We use insurance to manage a number of risks, including damage or destruction of property, legal and other liability, and certain types of credit risks. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the former risk by conducting due diligence reviews on the insurers that we use and by striving to use more than one insurer when feasible and practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.
     A portion of our retail loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our balance sheet and, in either case, a corresponding impact on our financial results. If many default insurers were to experience downgrades or insolvency at the same time, the risk of a financial impact would be amplified and the disruption to the default insurance industry could curtail our ability to originate new loans that need such insurance, which would result in a loss of business for us.

We rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations.
     Our businesses are dependent on our ability to process, record and monitor a large number of transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.
     If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
     We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation, regulatory fines or penalties or losses not covered by insurance.
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect us.
     Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive enough given current market conditions. Some of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistically based on historical models. As a result, these methods may not fully predict future exposures, which could be significantly greater than our historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated.
Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders
     Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of our business. The executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, are expected to limit the types of compensation arrangements that Popular may enter into with our most senior leaders upon adoption of implementing standards by the U. S. Treasury. Our compensation practices are subject to review and oversight by the Federal Reserve Board. We also may be subject to limitations on compensation practices by the FDIC or other regulators, which may or may not affect our competitors. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented leaders in support of our long term strategy.
Our compensation practices are subject to oversight by the Federal Reserve Board. Any deficiencies in our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions.
     Our compensation practices are subject to oversight by the Federal Reserve Board. In October 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve Board, including Popular and our banking subsidiaries. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. Separately, the FDIC has solicited comments on whether to amend its risk-based deposit insurance assessment system to potentially increase assessment rates on financial institutions with compensation programs that put the FDIC deposit insurance fund at risk, and proposed legislation would subject compensation practices at financial institutions to heightened standards and increased scrutiny.
     The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Popular and our subsidiaries to hire, retain and motivate our and their key employees.
Adverse credit market conditions may continue to affect our ability to meet our liquidity needs. We may need additional capital resources in the future and these capital resources may not be available when needed or at all.
     The credit markets, although recovering, continue to experience extreme volatility and disruption. General credit market conditions remain challenging for most issuers, particularly for non-investment grade issuers like us. We need liquidity to, among other things, pay our operating expenses, interest on our debt, maintain our lending activities and repay or replace our maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our creditworthiness. Our cash flows and financial condition could be materially affected by continued disruptions in the financial markets.
     We may need to raise additional debt or equity financing in the future to maintain adequate liquidity and capital resources or to finance future growth, investments or strategic acquisitions. We cannot assure you, that such financing will be available on acceptable terms or at all. If we are unable to obtain additional financing, we may not be able to maintain adequate liquidity and capital resources or to grow, make strategic acquisitions or investments.
Our funding sources may prove insufficient to replace deposits and support future growth.
     Our banking subsidiaries rely on customer deposits, brokered deposits and repurchase agreements to fund their operations. In addition, Popular’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York, and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities. Borrowings from the FHLB or the Fed discount window require Popular to pledge securities or whole loans as collateral. Although those banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if our financial condition or general market conditions were to change. Our financial flexibility will be severely constrained if our banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected. However, management believes that these risks are mitigated by our banking subsidiaries’ status as FDIC-insured depository institutions.
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
     As mentioned above, under the section “FDIC Insurance”, the FDIC extended its TAGP through June 30, 2010. This program provides depositors with unlimited coverage for non-interest-bearing transaction accounts at participating FDIC-insured institutions. The FDIC’s failure to extend its TAGP beyond June 2010, may result in a reduction of non-interest-bearing deposits at our insured banking subsidiaries. The standard insurance amount of $250,000 per depositor remains in effect through December 31, 2013.
As a holding company, we depend on dividends and distributions from our subsidiaries for liquidity.
     We are a bank holding company and depend primarily on dividends from our banking and other operating subsidiaries to fund our cash needs. These obligations and needs include capitalizing subsidiaries, repaying maturing debt and paying debt service on outstanding debt. Our banking subsidiaries, Banco Popular and BPNA, are limited by law in their ability to make dividend payments and other distributions to us based on their earnings and capital position. A failure by our banking subsidiaries to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial position. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business, may have a detrimental impact on our financial condition and ability to compete in the market.
Unforeseen disruptions in the brokered deposits market could compromise our liquidity position.
     As of December 31, 2009, 8% of our assets were financed by brokered deposits. Our total brokered deposits as of December 31, 2009 were $2.7 billion or 10% of total deposits. An unforeseen disruption in the brokered deposits market, or in our ability to seek or accept brokered deposits, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations.
We have a substantial amount of indebtedness, which could limit financing and other options
     We have indebtedness that is substantial in relation to our stockholders’ equity. As of December 31, 2009, we had consolidated notes payable of approximately $2.6 billion and had stockholders’ equity of approximately $2.5 billion. Our substantial indebtedness could have important consequences, including:
•	our ability to obtain additional financing for funding our business or general corporate purposes may be impaired, given our non-investment grade ratings;

•	restricting our flexibility in responding to changing market conditions or making us more vulnerable to financial distress in the event of a further downturn in economic conditions or our business;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes including expansion through acquisition, marketing and expansion of our product offerings; and

•	we may be more leveraged than some of our competitors, which may place us at a competitive disadvantage.
Actions by the rating agencies or having capital levels below well-capitalized could raise the cost of our obligations, which could affect our ability to borrow or to enter into hedging agreements in the future and may have other adverse effects on our business.
     Actions by the rating agencies have raised the cost of our borrowings. Borrowings amounting to $350 million have “ratings triggers” that call for an increase in their interest rate in the event of a ratings downgrade. For example, as a result of rating downgrades effected by the major rating agencies in January, April, June and December 2009, the cost of servicing $350 million of our senior debt increased by an additional 500 basis points.
     Popular’s senior debt and preferred stock ratings are currently rated “non-investment” grade by the three major rating agencies. The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue preferred stock or debt securities into the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
     In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $54 million at December 31, 2009. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular's liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.
We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition will be adversely affected.
     Under regulatory capital adequacy guidelines, and other regulatory requirements, Popular and our banking subsidiaries must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If we fail to maintain well-capitalized status under the regulatory framework, or are deemed not well managed under regulatory exam procedures, or if we experience certain regulatory violations, our status as a financial holding company and our related eligibility for a streamlined review process for acquisition proposals, and our ability to offer certain financial products will be compromised and our financial condition and results of operations could be adversely affected.

We may not have enough authorized shares of common stock if we are required to raise additional equity capital in the future to satisfy liquidity and regulatory needs.
     As a result of ongoing challenging recessionary conditions, credit losses have depleted our tangible common equity. Given the focus on tangible common equity by regulatory authorities, rating agencies and the market, we may be required to raise additional capital through the issuance of additional common stock in future periods to replace that common equity. We issued over 357 million shares of common stock in the exchange offer that was conducted in the third quarter of 2009, which left us with only a limited number of authorized and unreserved shares of common stock to issue in the future. As a result, we will need to obtain stockholder consent to amend our certificate of incorporation to increase the amount of authorized capital stock if we intend to issue significant amounts of common stock in the future. We cannot be assured that our stockholders will approve such an increase.
Certain of the provisions contained in our Certificate of Incorporation have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control.
     Our certificate of incorporation provides that the members of the Board of Directors are divided into three classes as nearly equal as possible. At each annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a three-year term, and the other directors will remain in office until their three-year terms expire. Therefore, control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two-thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire Popular because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for our capital stock.
The resolution of significant pending litigation, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.
     We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. As more fully described in Item 3, “Legal Proceedings”, five putative class actions and one derivative claim have been filed in the United States District Court for the District of Puerto Rico and another derivative suit was filed in the Puerto Rico Court of First Instance but later removed to the U.S. District Court for the District of Puerto Rico, against Popular, certain of our directors and officers and others. Although at this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our results of operations.
RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES
Our share price may continue to fluctuate.
     Stock markets, in general, and our common stock, in particular, have over the past year experienced, and continue to experience, increased volatility and decreases in price. The market price of our common stock may continue to be subject to significant fluctuations due to the market sentiment regarding our operations or business prospects, as well as to market fluctuations and decreases in price that may be unrelated to our operating performance or prospects. Increased volatility could result in a further decline in the market price of our common stock.
     Factors that may affect such fluctuations include the following:
•	operating results that may be worse than the expectations of management, securities analysts and investors;

•	the level of Popular’s regulatory and common equity;

•	developments in our business or in the financial sector generally;

•	regulatory changes affecting our industry generally or our business and operations;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in the credit, mortgage and real estate markets, including the markets for mortgage-related securities; and

•	changes in global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Additional assistance from the U.S. Government may further dilute existing holders of our common stock.
     There may be new regulatory requirements or standards, or additional U.S. Government programs or requirements or we could incur losses in the future that could result in, or require, additional equity issuances. Such further equity issuances would further dilute the existing holders of our common stock perhaps significantly.
     The potential issuance of additional shares of our common stock or common equivalent securities in future equity offerings, or as a result of the exercise of the warrant the U.S. Treasury holds, would dilute the ownership interest of our existing common stockholders and could also involve U.S. Government constraints on our operations.
Dividends on our common stock and preferred stock have been suspended and stockholders may not receive funds in connection with their investment in our common stock or preferred stock without selling their shares.
     Holders of our common stock and preferred stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our common stock and preferred stock. Furthermore, unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of common stock above $0.08 per share or to repurchase or redeem equity securities, including our common stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities.
     This could adversely affect the market price of our common stock. Also, we are a bank holding company and our ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Moreover, the Federal Reserve Board and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% or higher level unless both asset quality and capital are very strong.
     In addition, the terms of our outstanding junior subordinated debt securities held by each trust that has issued trust preferred securities, prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock and preferred stock. The terms also prohibit us from purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
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
     For further information of other risks faced by Popular please refer to the MD&A section of the Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     As of December 31, 2009, Banco Popular owned and wholly or partially occupied approximately 94 branch premises and other facilities throughout Puerto Rico. It also owned 7 parking garage buildings and approximately 35 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 107 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2009, BPNA had 121 offices (principally bank branches) of which 20 were owned and 101 were leased. These offices were located in New York, Illinois, New Jersey, California, Florida and Texas. Included in this figure is a leased six story office building in Rosemont, Illinois that is the site of BPNA’s headquarters. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:
     Popular Center, the twenty-story Banco Popular headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. As of December 31, 2009, a major re-development at the ground and promenade levels was substantially completed and contract negotiations were underway to establish retail businesses including sit-down restaurants and other food vendors. Approximately 48% of the office space is leased to outside tenants.
     Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons total.
     Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The six stories of office space and the basement are occupied by Banco Popular units and the Corporate Risk Area. At the ground level, retail type spaces are leased or available for leasing to outside tenants. It has parking facilities for approximately 1,165 cars.
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
     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A Banco Popular branch, the Comptroller Division, the People Division, the Asset Protection Division, the Auditing Division, the International Branch and the International Service Department are the main occupants of this facility, which is 87% occupied by Banco Popular personnel and the Corporate Group personnel.
     Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 27% of this building. The remaining space is leased or available for leasing to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.
     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 26% of the building for a branch operation, an exhibition room and other facilities. In addition, approximately 11%, mainly office space, is occupied by Fundación Banco Popular, Inc. and a reception center. The rest of the building is leased or available for leasing to outside tenants.
     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, Inc. as its headquarters. The property also includes a new adjacent four-level parking garage with capacity for approximately 300 cars, a potable water cistern and a diesel storage tank.
     Altamira Building, a new nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the Mortgage Servicing Division of Banco Popular.
     El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes a four-level parking garage building with capacity for approximately 774 cars. As of December 31, 2009, a Banco Popular branch and the Rio Piedras regional office of the Bank were operating in the branch building and various support units of Banco Popular had moved into the newly remodeled main building. The Customer Contact Center and the Operations, Retail Credit Products and Services, and Card Products divisions are some of its new occupants.

     Banco Popular Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.
     Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands. A Banco Popular branch is located in the first story while the commercial credit department occupies the second story. The third and fourth floors are available for outside tenants.
     In addition, in September 2008 Popular sold a building in New York located at 7 West 51st Street. Subsequently BPNA entered into a two year leaseback contract with the owner.
ITEM 3. LEGAL PROCEEDINGS
     Popular and our subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on our business, results of operations, financial condition and liquidity.
     Between May 14, 2009 and March 1, 2010, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc. and certain of our directors and officers, among others. The five class actions have now been consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an ERISA class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc. et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.). On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which includes as defendants the underwriters in the May 2008 offering of Series B Preferred Stock. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by us not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular and the individual defendants moved to dismiss the consolidated securities class action complaint. On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of the Employee Retirement Income Security Act (ERISA) against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. The derivative actions (Garcia v. Carrión, et al. and Diaz v. Carrión, et al.) have been brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the Garcia action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the Garcia complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, and pursuant to a stipulation among the parties, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. The Diaz case, filed in the Puerto Rico Court of First Instance, San Juan, has been removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the Garcia and Diaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Popular’s common stock is traded on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) National Market System under the symbol “BPOP”. Information concerning the range of high and low sales prices for our common shares for each quarterly period during 2009 and the previous four years, as well as cash dividends declared is contained under Table J, “Common Stock Performance”, on page 45 in the MD&A in the Annual Report, and is incorporated herein by reference.
     As of February 26, 2010, Popular had 10,562 stockholders of record of our common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for our common stock on such date, as quoted on the NASDAQ National Market System was $1.93 per share.
     In June 2009, Popular commenced an offer to issue shares of our common stock in exchange for our Series A preferred stock and Series B preferred stock and for trust preferred securities (also referred as capital securities). On August 25, 2009, we completed the settlement of the exchange offer and issued 357,510,076 new shares of common stock.
     The exchange by holders of shares of the Series A and B non-cumulative preferred stock for shares of common stock resulted in the extinguishment of such shares of preferred stock and an issuance of 171,748,872 new shares of common stock. The Series A and B non-cumulative preferred stock converted totaled 21,468,609 shares out of the 23,475,000 shares outstanding prior to the exchange. The exchange of shares of preferred stock for shares of common stock resulted in a decrease in accumulated deficit of $230.4 million, which is also considered as part of earnings applicable to common stockholders in the earnings (losses) per common share (“EPS”) computations.
     Also, during the third quarter of 2009, Popular exchanged trust preferred securities issued by different trusts for 185,761,204 new shares of common stock of Popular. The trust preferred securities converted totaled 6,166,044 capital securities out of the 17,594,000 capital securities outstanding prior to the exchange. The trust preferred securities were delivered to the trusts in return for the junior subordinated debentures (recorded as notes payable in our financial statements) that had been issued by Popular to the trusts in the past. The junior subordinated debentures were submitted for cancellation by the indenture trustee under the applicable indenture. We recognized a pre-tax gain of $80.3 million on the extinguishment of the applicable junior subordinated debentures that was included in the consolidated statement of operations for the third quarter of 2009. This transaction was accounted as an early extinguishment of debt. The increase in stockholders’ equity related to the exchange of trust preferred securities for shares of common stock was approximately $390 million, net of issuance costs, and including the aforementioned gain on the early extinguishment of debt.
     In addition, on August 21, 2009, Popular, Inc. and Popular Capital Trust III entered into an exchange agreement with the U.S. Treasury pursuant to which the U.S. Treasury agreed with Popular that the U.S. Treasury would exchange all 935,000 shares of Popular’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series C, $1,000 liquidation preference per share (the “Series C Preferred Stock”), owned by the U.S Treasury for 935,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security. The trust preferred securities were issued to the U.S. Treasury on August 24, 2009. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of the issuance and sale by the trust to Popular of $1 million aggregate liquidation amount of its fixed rate common securities, to purchase $936 million aggregate principal amount of the junior subordinated debentures issued by Popular.
     The trust preferred securities issued to the U.S. Treasury have a distribution rate of 5% until, but excluding December 5, 2013 and 9% thereafter (which is the same as the dividend rate on the previously outstanding Series C Preferred Stock). The common securities of the trust, in the amount of $1 million, are held by Popular.
     The sole asset and only source of funds to make payments on the trust preferred securities and the common securities of the trust is $936 million of Popular’s Fixed Rate Perpetual Junior Subordinated Debentures, Series A, issued by Popular to the trust. These debentures have an interest rate of 5% until, but excluding December 5, 2013 and 9% thereafter. The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Federal Reserve Board.
     Under the guarantee agreement dated as of August 24, 2009, Popular irrevocably and unconditionally agrees to pay in full to the holders of the trust preferred securities the guaranteed payments, as and when due. Under the guarantee agreement, Popular has guaranteed the payment of the liquidation amount of the trust preferred securities upon liquidation of the trust, but only to the extent that the trust has funds available to make such payments. Our obligation to make the guaranteed payment may be satisfied by direct payment of the required amounts to the holders of the trust preferred securities or by causing the issuer trust to pay such amounts to the holders. The obligations of Popular under the guarantee agreement constitute unsecured obligations and rank subordinate and junior in right of payment to all senior debt. The obligations of Popular under the guarantee agreement rank pari passu with the obligations of Popular under any similar guarantee agreements issued by us on behalf of the holders of preferred or capital securities issued by any statutory trust, among others stated in the guarantee agreement.
     Under the exchange agreement, Popular agreed that, without the consent of the U.S. Treasury, it would not increase our dividend rate per share of common stock above that in effect as of October 14, 2008, $0.08 per share, or repurchase shares of our common stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the U.S. Treasury.
     The warrant to purchase 20,932,836 shares of our common stock at an exercise price of $6.70 per share that was initially issued to the U.S Treasury in connection with the issuance of the Series C preferred stock on December 5, 2008 remains outstanding without amendment.
     The trust preferred securities issued to the U.S. Treasury continue to qualify as Tier 1 regulatory capital. The trust preferred securities are subject to the 25% limitation on Tier 1 Capital.
     Popular paid an exchange fee of $13 million to the U.S. Treasury in connection with the exchange of outstanding shares of Series C preferred stock for the new trust preferred securities. This exchange fee will be amortized through interest expense using the interest yield method over the estimated life of the junior subordinated debentures.
     For the accounting treatment and further information about the exchange offer please refer to Note 21, “Exchange offers” and Note 24 “Net income (loss) per common share” on our Audited Financial Statements.
     In June 2009, Popular announced the suspension of dividends on our common stock and Series A and B preferred stock.
     The dividends paid to holders of our preferred stock must be declared by our Board of Directors. On a regular basis, the Board of Directors reviews various factors when considering the payment of dividends on our outstanding preferred stock, including our capital levels, recent and projected financial results and liquidity. The Board of Directors is not obligated to declare dividends and dividends do not accumulate in the event they are not paid.
     Our common stock ranks junior to all series of preferred stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. All series of preferred stock are pari passu. Dividends on each series of preferred stock are payable if declared. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the preferred stock for the latest dividend period. The ability of Popular to pay dividends in the future is limited by regulatory requirements, legal availability of funds, recent and projected financial results, capital levels and liquidity, general business conditions and other factors deemed relevant by our Board of Directors.
     On February 19, 2009, the Board of Directors of Popular resolved to retire 13,597,261 shares of our common stock that were held by Popular as treasury shares. It is our accounting policy to account, at retirement, for the excess of the cost of the treasury stock over its par value entirely to surplus.
     Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, Banco Popular and BPNA is contained under the caption “Regulation and Supervision” in Item 1 herein.
     Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our common stock. Since during the first months of 2009 our common stock price was below $6 per share (the par value of our common stock until May 1, 2009) and in June 2009 Popular suspended dividends on our common stock, no additional shares were issued under the dividend reinvestment during 2009.
     For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 11.
     In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.

     The following table sets forth the details of purchases of common stock during the quarter ended December 31, 2009 by Popular in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid per	Announced Plans or	the Plans or Programs
Period	Purchased	Share	Programs	(a)

October 1 — October 31	—	—	—	8,396,315
November 1 — November 30	18,522	$2.21	18,522	8,377,793
December 1 — December 31	—	—	—	8,377,793

Total December 31, 2009	18,522	$2.21	18,522	8,377,793

(a)	Includes shares forfeited.
Stock Performance Graph (1)
     The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2004, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.
Comparison of Five Year Cumulative Total Return
Total Return as of December 31
(December 31, 2004=100)

(1)	Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears in Table C, “Selected Financial Data”, on page 8 and the text under the caption “Statement of Operations Analysis” on page 20 in the MD&A, and is incorporated herein by reference.
     Our ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2009 (1)		2008 (1)		2007(1)	2006 (1)	2005(1)
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	(A	)	(A	)	1.2	1.5	1.8
Excluding Interest on Deposits	(A	)	(A	)	1.5	1.9	2.5

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Including Interest on Deposits	(A	)	(A	)	1.2	1.4	1.7
Excluding Interest on Deposits	(A	)	(A	)	1.5	1.8	2.4

(1)	On November 3, 2008, Popular sold residual interests and servicing related assets of PFH and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. In addition, on September 18, 2008, Popular announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The above transactions and past sales and restructuring plans executed at PFH in the past two years have resulted in the discontinuance of our PFH operations and PFH’s results are reflected as such in our Consolidated Statements of Operations. The computation of earnings to fixed charges and preferred stock dividends excludes discontinued operations. Prior periods have been retrospectively adjusted on a comparable basis.

(A)	During 2008 and 2009, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. Popular would have had to generate additional earnings of approximately $235 million and $625 million to achieve ratios of 1:1 in 2008 and 2009, respectively.
     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense and capitalized (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense. The interest expense includes changes in the fair value of the non-hedging derivatives.
     Our long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Long —term obligations	$2,648,632	$3,386,763	$4,621,352	$8,737,246	$9,893,577
Non-cumulative preferred stock	50,160	586,875	186,875	186,875	186,875
Fixed rate cumulative perpetual preferred stock		896,650
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears on page 3 through 81 in the Annual Report under the caption MD&A, and is incorporated herein by reference.
     Table L, “Maturity Distribution of Earning Assets”, on page 50 in the MD&A, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information regarding the market risk of our investments appears on page 46 through 57 in the MD&A in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears on pages 82 through 85, in the Annual Report and on page 86 under the caption “Statistical Summary — 2008-2009 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Popular in the reports that we file or submit under the Exchange Act and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures.
Assessment on Internal Control Over Financial Reporting
     Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are on pages 87 through 89 of our Annual Report and are incorporated by reference herein.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers to the Chief Executive Officer, Chief Financial Officer, Corporate Comptroller or directors.
ITEM 11. EXECUTIVE COMPENSATION
     The information under the captions “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Program”, including the “Compensation Discussion and Analysis” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” in the Proxy Statement is incorporated herein by reference.
     The following table set forth information as of December 31, 2009 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
		Number of		Under Equity
		Securities	Weighted-	Compensation
		to be Issued	Average	Plans
		Upon	Exercise Price	(Excluding
		Exercise of	of	Securities Reflected
		Outstanding	Outstanding	in the
Plan Category	Plan	Options	Options	First Column)
Equity compensation plans	2001 Stock Option Plan	1,999,663	$18.89	0
approved by security holders	2004 Omnibus Incentive Plan	553,000	26.99	8,377,793

Equity compensation plans not approved by security holder

Total		2,552,663	$20.64	8,377,793

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information under the caption “Board of Directors Independence”, “Family Relationships” and “Other Relationships, Transactions and Events” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information regarding principal accounting fees and services is set forth under “Disclosure of Auditors Fees” in the Proxy Statement, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a). The following financial statements and reports included on pages 88 through 178 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2009 and 2008

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2009

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2009

Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 42 of this report are filed herewith or are incorporated herein by reference

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

/s/ RICHARD L. CARRIÓN Richard L. Carrión	Chairman of the Board, Chief Executive Officer and Principal Executive Officer	03-01-10

/s/ JORGE A. JUNQUERA Jorge A. Junquera	Principal Financial Officer	03-01-10
Senior Executive Vice President

/s/ ILEANA GONZÁLEZ Ileana González	Principal Accounting Officer	03-01-10
Senior Vice President

/s/ ALEJANDRO M. BALLESTER Alejandro M. Ballester	Director	03-01-10

/s/ MARÍA LUISA FERRÉ María Luisa Ferré	Director	03-01-10

/s/ MICHAEL MASIN Michael Masin	Director	03-01-10

/s/ MANUEL MORALES Manuel Morales Jr.	Director	03-01-10

/s/ FREDERIC V. SALERNO Frederic V. Salerno	Director	03-01-10

/s/ WILLIAM J. TEUBER William J. Teuber Jr.	Director	03-01-10

/s/ CARLOS A. UNANUE Carlos A. Unanue	Director	03-01-10

/s/ JOSÉ R. VIZCARRONDO José R. Vizcarrondo	Director	03-01-10

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Corporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K, dated December 17, 2008 and filed on December 23, 2008).

4.1	Specimen of Common Stock Certificate of the Corporation (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

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

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and

Exhibit No.	Description

JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7
Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000- 13818), dated June 23, 2004 and filed on July 2, 2004).

4.8
Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000- 13818), dated June 23, 2004 and filed on July 2, 2004).

4.9
Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000- 13818), dated June 23, 2004 and filed on July 2, 2004).

4.10
Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.11
Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as Issuer, Popular, Inc., as Guarantor, and The Bank of New York Mellon, with respect to the Debentures held by BanPonce Trust I (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.12
Amended and Restated Trust Agreement of BanPonce Trust I, dated as of August 31, 2009, among Popular North America, Inc., as Depositor, Popular, Inc., as Guarantor, The Bank of New York Mellon, as Property Trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.13
Certificate of Trust of New BanPonce Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

Exhibit No.	Description
4.14
Form of Capital Securities Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.15
Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as Guarantor, Popular, Inc., as Additional Guarantor and The Bank of New York Mellon, as Guarantee Trustee, relating to BanPonce Trust I (incorporated by reference to Exhibit 4.9 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.16
Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000- 13818), dated and filed on February 19, 1997).

4.17
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

4.19
Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the SEC on September 5, 2003).

4.20
Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon with respect to the Debentures held by Popular Capital Trust I (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.21
Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of August 31, 2009, among Popular, Inc., as Depositor, The Bank of New York Mellon, as Property Trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.7 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

Exhibit No.	Description
4.22
Certificate of Trust of New Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.23
Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.24
Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as Guarantor and The Bank of New York Mellon, as Guarantee Trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.25
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

4.29
Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as Issuer, Popular, Inc., as Guarantor, and The Bank of New York Mellon with respect to the Debentures held by Popular North America Capital Trust I (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

Exhibit No.	Description
4.30
Amended and Restated Trust Agreement of Popular North America Capital Trust I, dated as of August 31, 2009, among Popular North America, Inc., as Depositor, Popular, Inc., as Guarantor, The Bank of New York Mellon, as Property Trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.31
Certificate of Trust of New Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.32
Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009 included as Exhibit E of the Amended and Restated Trust Agreement.

4.33
Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as Guarantor, Popular, Inc., as Additional Guarantor and The Bank of New York Mellon, as Guarantee Trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.34
Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.35
Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.36
Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon with respect to the Debentures held by Popular Capital Trust II (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.37
Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of August 31, 2009, among Popular, Inc., as Depositor, The Bank of New York Mellon, as Property Trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and

Exhibit No.	Description
the several Holders, as defined therein (incorporated by reference to Exhibit 4.8 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.38
Certificate of Trust of New Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.39
Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.40
Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as Guarantor and The Bank of New York Mellon, as Guarantee Trustee, relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.12 of the Corporation’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.41	Popular North America, Inc. 6.85% Senior Note due on 2012 (incorporated by reference to Exhibit 4.41 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.42
Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 2.3 to the Corporation’s Current Report on Form 8-A filed with the SEC on May 28, 2008 (related to Registration No. 333-135093).

4.43
Form of certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 2.4 to the Corporation’s Current Report on Form 8-A filed with the SEC on May 28, 2008 (related to Registration No. 333-135093).

4.44
Warrant dated December 5, 2008 to purchase shares of Common Stock of Popular, Inc. (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

4.45
Indenture between Popular, Inc. and the Bank of New York Mellon, dated August 24, 2009 (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report of Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.46
First Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, dated August 24, 2009 (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report of Form 8-K dated August 21, 2009 and filed on August 26, 2009).

Exhibit No.	Description
4.47
Amended and Restated Declaration of Trust and Trust Agreement among Popular, Inc., the Bank of New York Mellon, BNY Mellon Trust of Delaware, and the several holders of the Trust Securities, dated as of August 24, 2009, with respect to Popular Capital Trust III (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report of Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.49
Form of Capital Securities Certificate (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on form 8-K dated August 21, 2009 and filed on August 26, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.50
Guarantee Agreement by and between Popular, Inc. the Bank of New York Mellon, and Popular Capital Trust III, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report of Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.1
Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.4
Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5
Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6
Compensation Agreement for Federic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit No.	Description
10.7
Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8
Compensation agreement for Michael Masin as director of the Corporation, dated January 25, 2007, (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.9	Compensation agreement for Alejandro M. Ballester as director of the Corporation dated January 28, 2010.

10.10	Compensation agreement for Carlos A. Unanue as director of the Corporation dated January 28, 2010.

10.11
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

10.12
Resignation and Transition Agreement dated as of November 6, 2008 by and among Popular, Inc., Banco Popular de Puerto Rico, Banco Popular North America, and Roberto Herencia (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008).

10.13
Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program (incorporated by reference to the Corporation’s Annual Report of Form 10-K for the fiscal year ended December 31, 2008).

10.14
Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.15
Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated August 31, 2009 and filed on August 26, 2009).

Exhibit No.	Description
12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2009.

21.1	Schedule of Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15
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