Form 10-Q
period 2010-03-31
POPULAR INC
filed 2010-05-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
Commission File Number: 001-34084
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
     ☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 639,539,900 shares outstanding as of May 5, 2010.

POPULAR, INC.
INDEX

Forward-Looking Information
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc’s (the “Corporation”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	difficulties in combining the operations of acquired entities, including in connection with our acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico from the FDIC;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes.
Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(In thousands, except share information)	March 31, 2010	December 31, 2009	March 31, 2009

ASSETS
Cash and due from banks	$592,175	$677,330	$703,483

Money market investments:
Federal funds sold	—	159,807	175,403
Securities purchased under agreements to resell	304,109	293,125	319,702
Time deposits with other banks	700,644	549,865	930,366

Total money market investments	1,004,753	1,002,797	1,425,471

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	346,819	415,653	533,665
Other trading securities	33,330	46,783	162,982
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,193,615	2,330,441	2,455,629
Other investment securities available-for-sale	4,342,131	4,364,273	4,508,609
Investment securities held-to-maturity, at amortized cost (fair value at March 31, 2010 — $207,850; December 31, 2009 - $213,146; March 31, 2009 — $314,580)	209,596	212,962	318,894
Other investment securities, at lower of cost or realizable value (realizable value at March 31, 2010 - $158,375; December 31, 2009 - $165,497; March 31, 2009 - $268,278)	156,864	164,149	222,013
Loans held-for-sale measured at lower of cost or fair value	106,412	90,796	308,206

Loans held-in-portfolio	23,189,598	23,827,263	25,355,753
Less — Unearned income	111,299	114,150	117,767
Allowance for loan losses	1,277,036	1,261,204	1,057,125

Total loans held-in-portfolio, net	21,801,263	22,451,909	24,180,861

Premises and equipment, net	579,451	584,853	624,212
Other real estate	134,887	125,483	95,773
Accrued income receivable	131,243	126,080	142,114
Servicing assets (at fair value on March 31, 2010 - $173,359; December 31, 2009 - $169,747; March 31, 2009 - $177,295)	175,776	172,505	181,095
Other assets (See Note 9)	1,378,011	1,322,159	1,177,078
Goodwill	604,349	604,349	606,440
Other intangible assets	41,762	43,803	50,867
Assets from discontinued operations	—	—	12,036

Total assets	$33,832,437	$34,736,325	$37,709,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,476,255	$4,495,301	$4,372,366
Interest bearing	20,884,057	21,429,593	22,777,401

Total deposits	25,360,312	25,924,894	27,149,767
Assets sold under agreements to repurchase	2,491,506	2,632,790	2,881,997
Other short-term borrowings	23,263	7,326	29,453
Notes payable	2,529,092	2,648,632	3,399,063
Other liabilities	941,063	983,866	1,104,813
Liabilities from discontinued operations	—	—	12,421

Total liabilities	31,345,236	32,197,508	34,577,514

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding at March 31, 2010 and December 31, 2009 (March 31, 2009 — 24,410,000) (aggregate liquidation preference value at March 31, 2010 and December 31, 2009 - $50,160 (March 31, 2009 - $1,521,875)	50,160	50,160	1,485,287
Common stock, $0.01 par value per share at March 31, 2010 and December 31, 2009 (March 31, 2009 - $6 par value); 700,000,000 shares authorized at March 31, 2010 and December 31, 2009 (March 31, 2009 — 470,000,000); 639,544,895 shares issued at March 31, 2010 and December 31, 2009 (March 31, 2009 — 282,034,819) and 639,539,900 outstanding at March 31, 2010 (December 31, 2009 — 639,540,105; March 31, 2009 - 282,034,819)	6,395	6,395	1,692,209
Surplus	2,804,238	2,804,238	496,455
Accumulated deficit	(377,807)	(292,752)	(451,355)
Treasury stock — at cost, 4,995 shares as of March 31, 2010 (December 31, 2009 — 4,790 shares)	(16)	(15)	—
Accumulated other comprehensive income (loss), net of tax of ($29,809) (December 31, 2009 — ($33,964); March 31, 2009 — ($61,563))	4,231	(29,209)	(90,682)

Total stockholders’ equity	2,487,201	2,538,817	3,131,914

Total liabilities and stockholders’ equity	$33,832,437	$34,736,325	$37,709,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2010	2009

INTEREST INCOME:
Loans	$354,649	$401,768
Money market investments	1,042	3,133
Investment securities	64,926	73,483
Trading account securities	6,578	10,808

Total interest income	427,195	489,192

INTEREST EXPENSE:
Deposits	92,974	148,039
Short-term borrowings	15,259	20,703
Long-term debt	50,045	47,964

Total interest expense	158,278	216,706

Net interest income	268,917	272,486
Provision for loan losses	240,200	372,529

Net interest income after provision for loan losses	28,717	(100,043)
Service charges on deposit accounts	50,578	53,741
Other service fees (See Note 20)	101,320	98,533
Net gain on sale and valuation adjustments of investment securities	81	176,146
Trading account (loss) profit	(223)	6,823
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(12,222)	(13,813)
Other operating income	18,332	13,301

	186,583	234,688

OPERATING EXPENSES:
Personnel costs:
Salaries	95,873	105,323
Pension and other benefits	25,059	39,968

Total personnel costs	120,932	145,291
Net occupancy expenses	28,876	26,441
Equipment expenses	23,453	26,104
Other taxes	12,304	13,176
Professional fees	27,049	24,901
Communications	10,772	11,827
Business promotion	8,295	7,910
Printing and supplies	2,369	2,790
FDIC deposit insurance	15,318	9,117
Other operating expenses	29,496	34,234
Amortization of intangibles	2,049	2,406

Total operating expenses	280,913	304,197

Loss from continuing operations before income tax	(94,330)	(69,509)
Income tax benefit	(9,275)	(26,933)

Loss from continuing operations	(85,055)	(42,576)
Loss from discontinued operations, net of income tax	—	(9,946)

NET LOSS	($85,055)	($52,522)

NET LOSS APPLICABLE TO COMMON STOCK	($85,055)	($77,200)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED:
Net loss from continuing operations	($0.13)	($0.24)
Net loss from discontinued operations	—	(0.03)

Net loss per common share	($0.13)	($0.27)

DIVIDENDS DECLARED PER COMMON SHARE	—	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2010	2009

Preferred stock:
Balance at beginning of year	$50,160	$1,483,525
Accretion of Series C preferred stock discount	—	1,762

Balance at end of period	50,160	1,485,287

Common stock:
Balance at beginning of year	6,395	1,773,792
Treasury stock retired	—	(81,583)

Balance at end of period	6,395	1,692,209

Surplus:
Balance at beginning of year	2,804,238	621,879
Stock options expense on unexercised options, net of forfeitures	—	132
Treasury stock retired	—	(125,556)

Balance at end of period	2,804,238	496,455

Accumulated deficit:
Balance at beginning of year	(292,752)	(374,488)
Net loss	(85,055)	(52,522)
Cash dividends declared on common stock	—	(5,641)
Cash dividends declared on preferred stock	—	(16,942)
Accretion of Series C preferred stock discount	—	(1,762)

Balance at end of period	(377,807)	(451,355)

Accumulated other comprehensive income (loss):
Balance at beginning of year	(29,209)	(28,829)
Other comprehensive income (loss), net of tax	33,440	(61,853)

Balance at end of period	4,231	(90,682)

Treasury stock — at cost:
Balance at beginning of year	(15)	(207,515)
Purchase of common stock	(1)	(1)
Reissuance of common stock	—	377
Treasury stock retired	—	207,139

Balance at end of period	(16)	—

Total stockholders’ equity	$2,487,201	$3,131,914

Disclosure of changes in number of shares:

	March 31,	December 31,	March 31,
	2010	2009	2009

Preferred Stock:
Balance at beginning of year	2,006,391	24,410,000	24,410,000
Preferred stock — Series A and B exchanged for common stock	—	(21,468,609)	—
Preferred stock — Series C exchanged for trust preferred securities	—	(935,000)	—

Balance at end of period	2,006,391	2,006,391	24,410,000

Common Stock — Issued:
Balance at beginning of year	639,544,895	295,632,080	295,632,080
Treasury stock retired	—	(13,597,261)	(13,597,261)
Shares issued in exchange of Series A and B preferred stock and early extinguishment of debt (exchange of trust preferred securities for common stock)	—	357,510,076	—

Balance at end of period	639,544,895	639,544,895	282,034,819

Treasury stock	(4,995)	(4,790)	—

Common Stock — outstanding	639,539,900	639,540,105	282,034,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2010	2009

Net loss	($85,055)	($52,522)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	954	120
Adjustment of pension and postretirement benefit plans	1,750	61,240
Unrealized holding gains on securities available-for-sale arising during the period	36,111	15,313
Reclassification adjustment for losses (gains) included in net loss	10	(176,146)
Unrealized net losses on cash flow hedges	(31)	(1,586)
Reclassification adjustment for (gains) losses included in net loss	(1,199)	2,414

Other comprehensive income (loss) before tax:	37,595	(98,645)
Income tax (expense) benefit	(4,155)	36,792

Total other comprehensive income (loss), net of tax	33,440	(61,853)

Comprehensive loss, net of tax	($51,615)	($114,375)

Tax effects allocated to each component of other comprehensive income (loss):

	Quarter ended
	March 31,
(In thousands)	2010	2009

Underfunding of pension and postretirement benefit plans	($883)	($22,783)
Unrealized holding gains on securities available-for-sale arising during the period	(3,748)	(2,757)
Reclassification adjustment for losses (gains) included in net loss	(4)	62,462
Unrealized net losses on cash flows hedges	12	618
Reclassification adjustment for (gains) losses included in net loss	468	(748)

Income tax (expense) benefit	($4,155)	$36,792

Disclosure of accumulated other comprehensive income (loss):

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Foreign currency translation adjustment	($39,722)	($40,676)	($38,948)

Underfunding of pension and postretirement benefit plans	(126,036)	(127,786)	(198,969)
Tax effect	47,683	48,566	76,858

Underfunding of pension and postretirement benefit plans, net of tax	(78,353)	(79,220)	(122,111)

Unrealized holding gains on securities available-for-sale	140,211	104,090	89,141
Tax effect	(17,886)	(14,134)	(15,913)

Unrealized holding gains on securities available-for-sale, net of tax	122,325	89,956	73,228

Unrealized (losses) gains on cash flows hedges	(31)	1,199	(3,469)
Tax effect	12	(468)	618

Unrealized (losses) gains on cash flows hedges, net of tax	(19)	731	(2,851)

Accumulated other comprehensive income (loss)	$4,231	($29,209)	($90,682)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	($85,055)	($52,522)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	15,391	17,049
Provision for loan losses	240,200	372,529
Amortization of intangibles	2,049	2,406
Amortization and fair value adjustments of servicing assets	470	5,257
Amortization of discount on junior subordinated debentures	5,084	—
Net gain on sale and valuation adjustments of investment securities	(81)	(176,146)
Gains from changes in fair value related to instruments measured at fair value pursuant to the fair value option	—	(816)
Net gain on disposition of premises and equipment	(1,645)	(76)
Net loss on sale of loan, including adjustments to indemnity reserves and valuation adjustments on loans held-for-sale	12,222	13,073
Net amortization of premiums and accretion of discounts on investments	6,099	4,288
Net amortization of premiums and deferred loan origination fees and costs	1,783	763
Earnings from investments under the equity method	(7,716)	(3,493)
Stock options expense	—	132
Deferred income taxes, net of valuation	(20,168)	(50,497)
Net disbursements on loans held-for-sale	(166,868)	(317,338)
Acquisitions of loans held-for-sale	(59,436)	(113,360)
Proceeds from sale of loans held-for-sale	21,654	26,901
Net decrease in trading securities	221,975	212,367
Net (increase) decrease in accrued income receivable	(5,163)	14,039
Net decrease in other assets	5,592	52,769
Net decrease in interest payable	(16,357)	(13,936)
Net increase in postretirement benefit obligation	1,097	868
Net (decrease) increase in other liabilities	(5,983)	46,550

Total adjustments	250,199	93,329

Net cash provided by operating activities	165,144	40,807

Cash flows from investing activities:
Net increase in money market investments	(1,979)	(630,817)
Purchases of investment securities:
Available-for-sale	(208,004)	(2,939,134)
Held-to-maturity	(31,844)	(25,770)
Other	(8,191)	(17,701)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	373,676	363,863
Held-to-maturity	35,229	1,669
Other	15,476	13,355
Proceeds from sale of investment securities available-for-sale	—	3,546,944
Net repayments on loans	398,734	349,877
Proceeds from sale of loans	6,398	278,481
Acquisition of loan portfolios	(39,611)	(4,883)
Mortgage servicing rights purchased	(182)	(327)
Acquisition of premises and equipment	(15,049)	(23,186)
Proceeds from sale of premises and equipment	6,707	2,807
Proceeds from sale of foreclosed assets	32,905	34,915

Net cash provided by investing activities	564,265	950,093

Cash flows from financing activities:
Net decrease in deposits	(564,592)	(396,730)
Net decrease in assets sold under agreements to repurchase	(141,284)	(669,611)
Net increase in other short-term borrowings	15,937	24,519
Payments of notes payable	(124,624)	(47,938)
Proceeds from issuance of notes payable	—	60,238
Dividends paid	—	(42,881)
Treasury stock acquired	(1)	(1)

Net cash used in financing activities	(814,564)	(1,072,404)

Net decrease in cash and due from banks	(85,155)	(81,504)
Cash and due from banks at beginning of period	677,330	784,987

Cash and due from banks at end of period	$592,175	$703,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Note: The Consolidated Statement of Cash Flows for the quarter ended March 31, 2009 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

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
Note 6 — Investment Securities Available-For-Sale
Note 7 — Investment Securities Held-to-Maturity
Note 8 — Transfers of Financial Assets and Mortgage Servicing Rights
Note 9 — Other Assets
Note 10 — Goodwill and Other Intangible Assets
Note 11 — Derivative Instruments and Hedging Activities
Note 12 — Borrowings
Note 13 — Trust Preferred Securities
Note 14 — Stockholders’ Equity
Note 15 — Commitments, Contingencies and Guarantees
Note 16 — Non-consolidated Variable Interest Entities
Note 17 — Fair Value Measurement
Note 18 — Fair Value of Financial Instruments
Note 19 — Net Loss per Common Share
Note 20 — Other Service Fees
Note 21 — Pension and Postretirement Benefits
Note 22 — Stock-Based Compensation
Note 23 — Income Taxes
Note 24 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 25 — Segment Reporting
Note 26 — Subsequent Events
Note 27 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. On April 30, 2010, BPPR acquired certain assets and assumed certain liabilities of Puerto Rico-based Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”) in an assisted transaction (herein, the “FDIC-assisted transaction”). Refer to Note 26 to these consolidated financial statements for additional information on this FDIC-assisted transaction. The financial impact of this acquisition is not recognized in the Corporation’s consolidated financial statements as of March 31, 2010.
The consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared without audit. The statement of condition data as of December 31, 2009 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2009, included in the Corporation’s Form 10-K filed on March 1, 2010 (the “2009 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Note 2 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) — Accounting for Transfer of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of a financial asset which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC Subparagraph 860-10-40-6A. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions should be applied to transfers that occur on or after the effective date. On and after the effective date, existing qualifying special-purpose entities should be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the quarter ended March 31, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities), and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s results of operations or financial position for such period.
A securitization of a financial asset, a participating interest in a financial asset, or a pool of financial assets in which the Corporation (and its consolidated affiliates) (a) surrenders control over the assets transferred and (b) receives cash or other proceeds is accounted for as a sale. Control is considered to be surrendered only if all three of the following conditions are met: (1) the assets have been legally isolated; (2) the transferee has the ability to pledge or exchange the assets; and (3) the transferor otherwise no longer maintains effective control over the assets. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
The Corporation recognizes and initially measures at fair value a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in either of the following situations: (1) a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset that meets the requirements for sale accounting, or (2) an acquisition or assumption of a servicing obligation of financial assets that do not pertain to the Corporation or its consolidated subsidiaries. Upon adoption of ASU 2009-16, the Corporation does not recognize either a servicing asset or a servicing liability if it transfers or securitizes financial assets in a transaction that does not meet the requirements for sale accounting and is accounted for as a secured borrowing.
Refer to Note 8 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
FASB Accounting Standards Update 2009-17, Consolidations (ASC Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) and FASB Accounting Standards Update 2010-10, Consolidation (ASC Topic 810): Amendments for Certain Investment Funds (“ASU 2010-10”)
ASU 2009-17 amends the guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The new accounting guidance on variable interest entities did not have an effect on the Corporation’s consolidated statement of condition or results of operations upon adoption.

The principal variable interest entities evaluated by the Corporation during the quarter ended March 31, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 16 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 13 to the consolidated financial statements).
Additionally, the Corporation has variable interests in certain investments that have the attributes of investment companies, as well as limited partnership investments in venture capital companies. However, in January 2010, the FASB issued ASU 2010-10, Consolidation (ASC Topic 810), Amendment for Certain Investment Funds, which deferred the effective date of the provisions of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have the attributes of entities subject to ASC Topic 946 (the “Investment Company Guide”). The FASB also decided to defer the application of ASU 2009-17 for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. Asset managers would continue to apply the applicable existing guidance to those entities that qualify for the deferral. ASU 2010-10 did not defer the disclosure requirements in ASU 2009-17.
The Corporation was not required to consolidate existing variable interest entities for which it has a variable interest as of March 31, 2010. Refer to Note 16 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.
FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 17 to the consolidated financial statements.
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)
ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The Corporation does not expect that the adoption of this standard will have a significant effect, if any, on its consolidated financial statements.
FASB Accounting Standards Update 2010-18,Receivables (Accounting Standards Codification (“ASC”) Topic 310) — Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a onetime election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation is currently evaluating the impact that the adoption of ASU 2010-18 may have in its consolidated financial statements.
Note 3 — Discontinued Operations
In 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations for the quarter ended March 31, 2009 was $9.9 million, net of taxes. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for full-time equivalent employees (“FTEs”) that were retained for a transition period.
Note 4 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $753 million as of March 31, 2010 (December 31, 2009 — $721 million; March 31, 2009 — $694 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.

As required by the Puerto Rico International Banking Center Regulatory Act, as of March 31, 2010, December 31, 2009, and March 31, 2009, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of March 31, 2010, the Corporation maintained restricted cash of $1 million (December 31, 2009 and March 31, 2009 — $2 million) as collateral for the line of credit. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of March 31, 2010, the Corporation maintained restricted cash of $4 million (December 31, 2009 - $3 million) to support a letter of credit. The cash is being held in an interest-bearing money market account.
As of March 31, 2010, the Corporation had restricted cash of $0.8 million (December 31, 2009 — $1 million; March 31, 2009 — $2 million) to support a letter of credit related to a service settlement agreement that expires in June 2010.
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
The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Investment securities available-for-sale, at fair value	$1,873,545	$1,923,338	$1,975,253
Investment securities held-to-maturity, at amortized cost	125,770	125,769	225,770
Loans held-for-sale measured at lower of cost or fair value	2,507	2,254	41,231
Loans held-in-portfolio	8,374,460	8,993,967	7,837,478

Total pledged securities and loans	$10,376,282	$11,045,328	$10,079,732

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Investment securities available-for-sale and held-to-maturity totaling $1.5 billion as of March 31, 2010 serve as collateral to secure public funds.
The Corporation’s banking subsidiaries have the ability to borrow funds from the Federal Home Loan Bank of New York (“FHLB) and from the Federal Reserve Bank of New York (“Fed”). As of March 31, 2010, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.9 billion. Refer to Note 12 to the consolidated financial statements for borrowings outstanding under these credit facilities. As of March 31, 2010, the credit facilities authorized with the FHLB were collateralized by $3.2 billion in loans held-in-portfolio and investment securities available-for-sale. Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Fed discount window of $3.4 billion, which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. As of March 31, 2010, the credit facilities with the Fed were collateralized by $5.2 billion in loans held-in-portfolio. These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition as of March 31, 2010.

Note 6 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available-for-sale as of March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

	AS OF MARCH 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$56,767	—	$81	$56,686	1.53%
After 5 to 10 years	29,193	$1,349	—	30,542	3.80

Total U.S. Treasury securities	85,960	1,349	81	87,228	2.30

Obligations of U.S. Government sponsored entities
Within 1 year	338,331	5,017	—	343,348	3.67
After 1 to 5 years	1,247,333	59,077	385	1,306,025	3.65
After 5 to 10 years	27,812	473	—	28,285	4.96
After 10 years	26,886	718	—	27,604	5.68

Total obligations of U.S. Government sponsored entities	1,640,362	65,285	385	1,705,262	3.71

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5	—	—	5	3.77
After 1 to 5 years	22,166	54	2	22,218	4.08
After 5 to 10 years	50,909	254	2,589	48,574	5.08
After 10 years	7,840	111	—	7,951	5.27

Total obligations of Puerto Rico, States and political subdivisions	80,920	419	2,591	78,748	4.82

Collateralized mortgage obligations — federal agencies
After 1 to 5 years	5,232	171	—	5,403	4.59
After 5 to 10 years	111,222	1,894	114	113,002	2.71
After 10 years	1,335,392	25,982	2,248	1,359,126	2.96

Total collateralized mortgage obligations — federal agencies	1,451,846	28,047	2,362	1,477,531	2.95

Collateralized mortgage obligations — private label
After 5 to 10 years	18,757	19	573	18,203	2.07
After 10 years	98,289	187	7,330	91,146	2.48

Total collateralized mortgage obligations — private label	117,046	206	7,903	109,349	2.41

Mortgage-backed securities — agencies
Within 1 year	25,679	356	—	26,035	3.46
After 1 to 5 years	22,885	624	1	23,508	3.97
After 5 to 10 years	194,798	10,822	8	205,612	4.81
After 10 years	2,767,080	49,182	2,905	2,813,357	4.36

Total mortgage-backed securities — agencies	3,010,442	60,984	2,914	3,068,512	4.38

Equity securities	8,959	580	423	9,116	3.28

Total investment securities available-for-sale	$6,395,535	$156,870	$16,659	$6,535,746	3.82%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,359	$1,093	—	$30,452	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	349,424	7,491	—	356,915	3.67
After 1 to 5 years	1,177,318	58,151	—	1,235,469	3.79
After 5 to 10 years	27,812	680	—	28,492	4.96
After 10 years	26,884	176	—	27,060	5.68

Total obligations of U.S. Government sponsored entities	1,581,438	66,498	—	1,647,936	3.82

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	22,311	7	$15	22,303	6.92
After 5 to 10 years	50,910	249	632	50,527	5.08
After 10 years	7,840	—	61	7,779	5.26

Total obligations of Puerto Rico, States and political subdivisions	81,061	256	708	80,609	5.60

Collateralized mortgage obligations — federal agencies
Within 1 year	41	—	—	41	3.78
After 1 to 5 years	4,875	120	—	4,995	4.44
After 5 to 10 years	125,397	2,105	404	127,098	2.85
After 10 years	1,454,833	19,060	5,837	1,468,056	3.03

Total collateralized mortgage obligations — federal agencies	1,585,146	21,285	6,241	1,600,190	3.02

Collateralized mortgage obligations — private label
After 5 to 10 years	20,885	—	653	20,232	2.00
After 10 years	105,669	109	8,452	97,326	2.59

Total collateralized mortgage obligations — private label	126,554	109	9,105	117,558	2.50

Mortgage-backed securities — agencies
Within 1 year	26,878	512	—	27,390	3.61
After 1 to 5 years	30,117	823	—	30,940	3.94
After 5 to 10 years	205,480	8,781	—	214,261	4.80
After 10 years	2,915,689	32,102	10,203	2,937,588	4.40

Total mortgage-backed securities — agencies	3,178,164	42,218	10,203	3,210,179	4.42

Equity securities	8,902	233	1,345	7,790	3.65

Total investment securities available-for-sale	$6,590,624	$131,692	$27,602	$6,694,714	3.91%

	AS OF MARCH 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,859	$2,561	—	$32,420	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	123,546	2,083	—	125,629	4.40
After 1 to 5 years	1,400,585	74,190	—	1,474,775	3.97
After 5 to 10 years	27,811	1,170	—	28,981	5.02
After 10 years	26,879	598	—	27,477	5.67

Total obligations of U.S. Government sponsored entities	1,578,821	78,041	—	1,656,862	4.05

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	50	—	4,550	6.10
After 1 to 5 years	2,169	—	$10	2,159	4.95
After 5 to 10 years	67,894	316	4,965	63,245	4.78
After 10 years	29,443	41	193	29,291	5.21

Total obligations of Puerto Rico, States and political subdivisions	104,006	407	5,168	99,245	4.96

Collateralized mortgage obligations — federal agencies
Within 1 year	378	—	—	378	5.50
After 1 to 5 years	4,881	37	21	4,897	5.62
After 5 to 10 years	159,733	1,396	897	160,232	3.17
After 10 years	1,454,426	18,221	14,326	1,458,321	3.15

Total collateralized mortgage obligations — federal agencies	1,619,418	19,654	15,244	1,623,828	3.16

Collateralized mortgage obligations — private label
Within 1 year	335	—	3	332	5.25
After 5 to 10 years	29,433	—	2,396	27,037	2.41
After 10 years	143,437	—	32,614	110,823	3.61

Total collateralized mortgage obligations — private label	173,205	—	35,013	138,192	3.41

Mortgage-backed securities — agencies
Within 1 year	14,087	106	—	14,193	3.73
After 1 to 5 years	83,775	1,638	3	85,410	3.84
After 5 to 10 years	93,042	3,628	62	96,608	5.05
After 10 years	2,931,499	43,825	820	2,974,504	4.56

Total mortgage-backed securities — agencies	3,122,403	49,197	885	3,170,715	4.55

Equity securities	13,053	34	3,772	9,315	2.37

Others
After 1 to 5 years	191,972	744	278	192,438	1.74
After 5 to 10 years	42,360	—	1,137	41,223	5.06

Total others	234,332	744	1,415	233,661	2.34

Total investment securities available-for-sale	$6,875,097	$150,638	$61,497	$6,964,238	4.00%

The following table shows the Corporation’s amortized cost, gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010, December 31, 2009 and March 31, 2009.

	AS OF MARCH 31, 2010
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$56,767	$81	$56,686
Obligations of U.S. government sponsored entities	105,107	385	104,722
Obligations of Puerto Rico, States and political subdivisions	10,231	2	10,229
Collateralized mortgage obligations — federal agencies	181,432	1,474	179,958
Collateralized mortgage obligations — private label	215	11	204
Mortgage-backed securities — agencies	634,182	2,855	631,327
Equity securities	3,357	65	3,292

Total	$991,291	$4,873	$986,418

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,009	$2,589	$41,420
Collateralized mortgage obligations — federal agencies	177,953	888	177,065
Collateralized mortgage obligations — private label	99,266	7,892	91,374
Mortgage-backed securities — agencies	3,250	59	3,191
Equity securities	4,302	358	3,944

Total	$328,780	$11,786	$316,994

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$56,767	$81	$56,686
Obligations of U.S. government sponsored entities	105,107	385	104,722
Obligations of Puerto Rico, States and political subdivisions	54,240	2,591	51,649
Collateralized mortgage obligations — federal agencies	359,385	2,362	357,023
Collateralized mortgage obligations — private label	99,481	7,903	91,578
Mortgage-backed securities — agencies	637,432	2,914	634,518
Equity securities	7,659	423	7,236

Total investment securities available-for-sale in unrealized loss position	$1,320,071	$16,659	$1,303,412

	AS OF DECEMBER 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$2,395	$8	$2,387
Collateralized mortgage obligations — federal agencies	302,584	3,667	298,917
Collateralized mortgage obligations — private label	6,734	18	6,716
Mortgage-backed securities — agencies	915,158	10,130	905,028
Equity securities	3,328	981	2,347

Total	$1,230,199	$14,804	$1,215,395

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$64,129	$700	$63,429
Collateralized mortgage obligations — federal agencies	361,788	2,574	359,214
Collateralized mortgage obligations — private label	106,991	9,087	97,904
Mortgage-backed securities — agencies	3,639	73	3,566
Equity securities	4,262	364	3,898

Total	$540,809	$12,798	$528,011

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$66,524	$708	$65,816
Collateralized mortgage obligations — federal agencies	664,372	6,241	658,131
Collateralized mortgage obligations — private label	113,725	9,105	104,620
Mortgage-backed securities — agencies	918,797	10,203	908,594
Equity securities	7,590	1,345	6,245

Total investment securities available-for-sale in unrealized loss position	$1,771,008	$27,602	$1,743,406

	AS OF MARCH 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$42,415	$324	$42,091
Collateralized mortgage obligations — federal agencies	263,287	4,968	258,319
Collateralized mortgage obligations — private label	9,080	1,542	7,538
Mortgage-backed securities — agencies	36,601	280	36,321
Equity securities	7,907	3,713	4,194
Others	53,287	1,415	51,872

Total	$412,577	$12,242	$400,335

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$44,143	$4,844	$39,299
Collateralized mortgage obligations — federal agencies	467,706	10,276	457,430
Collateralized mortgage obligations — private label	163,810	33,471	130,339
Mortgage-backed securities — agencies	82,371	605	81,766
Equity securities	1,808	59	1,749

Total	$759,838	$49,255	$710,583

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$86,558	$5,168	$81,390
Collateralized mortgage obligations — federal agencies	730,993	15,244	715,749
Collateralized mortgage obligations — private label	172,890	35,013	137,877
Mortgage-backed securities — agencies	118,972	885	118,087
Equity securities	9,715	3,772	5,943
Others	53,287	1,415	51,872

Total investment securities available-for-sale in unrealized loss position	$1,172,415	$61,497	$1,110,918

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
As of March 31, 2010, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. As of March 31, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities as of March 31, 2010. During the quarter ended March 31, 2010, the Corporation did not record any significant other-than-temporary impairment losses on equity securities. Management has the intent and ability to hold the investments in equity securities that are at a loss position as of March 31, 2010 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized losses associated with “Obligations of Puerto Rico, States and political subdivisions” are primarily associated to approximately $43 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”). As of March 31, 2010, those bonds were rated Ba1, one notch below investment grade by Moody’s Investors Service (“Moody’s”), while Standard & Poor’s (“S&P”) rates them as investment grade. Subsequently, on April 16, 2010, Moody’s rating was changed to Baa1 (investment grade). Management will continue monitoring those securities as part of its ongoing OTTI assessments.
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
The unrealized losses associated with “Collateralized mortgage obligations — private label” are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. As of March 31, 2010, there were no “sub-prime” or “Alt-A” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses as of March 31, 2010, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired as of March 31, 2010, thus management expects to recover the amortized cost basis of the securities.
All of the Corporation’s securities classified as mortgage-backed securities were issued by U.S. Government-sponsored entities and agencies, primarily GNMA and FNMA, thus as previously expressed, have the guarantee or support of the U.S. Government. These mortgage-backed securities are rated AAA by the major rating agencies and are backed by residential mortgages. Most of the mortgage-backed securities held as of March 31, 2010 with unrealized losses had been purchased at a premium during 2009, and although their fair values have declined, they continue to exceed the par value of the securities. The unrealized losses in this portfolio were generally attributable to changes in interest rates relative to when the investment securities were purchased and not due to credit quality of the securities.

There were no securities sold during the quarter ended March 31, 2010. During the quarter ended March 31, 2009, the Corporation recognized gross realized gains of $182.7 million and proceeds of $3.5 billion on the sale of investment securities available-for-sale.
The following table states the names of issuers and the aggregate amortized cost and fair value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), in which the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a State of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	March 31, 2010		December 31, 2009		March 31, 2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FNMA	$1,043,826	$1,070,275	$970,744	$991,825	$1,226,321	$1,239,608
FHLB	1,379,524	1,441,839	1,385,535	1,449,454	1,466,561	1,540,697
Freddie Mac	816,939	833,476	959,316	971,556	909,344	915,635

Note 7 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities held-to-maturity as of March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

	AS OF MARCH 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,783	—	$5	$25,778	0.22%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,110	$27	—	7,137	2.12
After 1 to 5 years	109,820	431	—	110,251	5.52
After 5 to 10 years	17,808	71	352	17,527	5.94
After 10 years	46,050	—	1,906	44,144	3.88

Total obligations of Puerto Rico, States and political subdivisions	180,788	529	2,258	179,059	5.01

Collateralized mortgage obligations — private label
After 10 years	215	—	12	203	5.45

Others
Within 1 year	1,560	—	—	1,560	2.38
After 1 to 5 years	1,250	—	—	1,250	0.84

Total others	2,810	—	—	2,810	1.69

Total investment securities held-to-maturity	$209,596	$529	$2,275	$207,850	4.38%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,777	$4	—	$25,781	0.11%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,015	6	—	7,021	2.04
After 1 to 5 years	109,415	3,157	$6	112,566	5.51
After 5 to 10 years	17,112	39	452	16,699	5.79
After 10 years	48,600	—	2,552	46,048	4.00

Total obligations of Puerto Rico, States and political subdivisions	182,142	3,202	3,010	182,334	5.00

Collateralized mortgage obligations — private label
After 10 years	220	—	12	208	5.45

Others
Within 1 year	3,573	—	—	3,573	3.77
After 1 to 5 years	1,250	—	—	1,250	1.66

Total others	4,823	—	—	4,823	3.22

Total investment securities held-to-maturity	$212,962	$3,206	$3,022	$213,146	4.37%

	AS OF MARCH 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$25,770	—	$54	$25,716	0.38%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	106,985	$8	—	106,993	2.87
After 1 to 5 years	109,245	116	173	109,188	5.51
After 5 to 10 years	16,819	1	872	15,948	5.77
After 10 years	50,340	—	3,339	47,001	4.46

Total obligations of Puerto Rico, States and political subdivisions	283,389	125	4,384	279,130	4.34

Collateralized mortgage obligations — private label
After 10 years	236	—	13	223	5.45

Others
Within 1 year	7,749	12	—	7,761	5.30
After 1 to 5 years	1,750	—	—	1,750	3.14

Total others	9,499	12	—	9,511	4.90

Total investment securities held-to-maturity	$318,894	$137	$4,451	$314,580	4.04%

The following table shows the Corporation’s amortized cost, gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010, December 31, 2009 and March 31, 2009:

	AS OF MARCH 31, 2010
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$25,783	$5	$25,778
Obligations of Puerto Rico, States and political subdivisions	24,715	1,529	23,186

Total	$50,498	$1,534	$48,964

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$33,795	$729	$33,066
Collateralized mortgage obligations — private label	215	12	203

Total	$34,010	$741	$33,269

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$25,783	$5	$25,778
Obligations of Puerto Rico, States and political subdivisions	58,510	2,258	56,252
Collateralized mortgage obligations — private label	215	12	203

Total investment securities held-to-maturity in unrealized loss position	$84,508	$2,275	$82,233

	AS OF DECEMBER 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,095	$1,908	$21,187

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$38,820	$1,102	$37,718
Collateralized mortgage obligations — private label	220	12	208

Total	$39,040	$1,114	$37,926

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$61,915	$3,010	$58,905
Collateralized mortgage obligations — private label	220	12	208

Total investment securities held-to-maturity in unrealized loss position	$62,135	$3,022	$59,113

	AS OF MARCH 31, 2009
	Less than 12 months
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$25,770	$54	$25,716
Obligations of Puerto Rico, States and political subdivisions	145,224	1,724	143,500
Others	250	—	250

Total	$171,244	$1,778	$169,466

	12 months or more
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,645	$2,660	$20,985
Collateralized mortgage obligations — private label	236	13	223
Others	250	—	250

Total	$24,131	$2,673	$21,458

	Total
		Gross
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$25,770	$54	$25,716
Obligations of Puerto Rico, States and political subdivisions	168,869	4,384	164,485
Collateralized mortgage obligations — private label	236	13	223
Others	500	—	500

Total investment securities held-to-maturity in unrealized loss position	$195,375	$4,451	$190,924

As indicated in Note 6 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.
The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity as of March 31, 2010 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value as of March 31, 2010 was attributable to changes in interest rates and not credit quality; thus no other-than-temporary decline in value was recorded in these held-to-maturity securities. As of March 31, 2010, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
Note 8 — Transfers of Financial Assets and Mortgage Servicing Rights
The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 15 to the consolidated financial statements for a description of such arrangements.
During the quarter ended March 31, 2010, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $231 million in principal balance outstanding (March 31, 2009 — $335 million). Gains of approximately $4.5 million were realized on these transactions during the quarter ended March 31, 2010 (March 31, 2009 — $585 thousand in losses). All loan sales or securitizations performed during the quarter ended March 31, 2010 were without credit recourse arrangements.
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
The following table presents the changes in residential MSRs measured using the fair value method for the quarters ended March 31, 2010 and March 31, 2009.

(In thousands)	2010	2009

Fair value as of January 1	$169,747	$176,034
Purchases	182	327
Servicing from securitizations or asset transfers	3,900	5,719
Changes due to payments on loans (1)	(3,734)	(3,582)
Changes in fair value due to changes in valuation model inputs or assumptions	3,264	(1,203)

Fair value as of March 31	$173,359	$177,295

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $17.6 billion as of March 31, 2010 (December 31, 2009 — $17.7 billion; March 31, 2009 — $17.6 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2010 amounted to $10.9 million (March 31, 2009 — $11.7 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. As of March 31, 2010, those weighted average mortgage servicing fees were 0.27% (March 31, 2009 — 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
The discussion that follows includes information on assumptions used in the valuation model of the MSRs, originated and purchased.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended March 31, 2010 and year ended December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009

Prepayment speed	7.4%	7.8%
Weighted average life	13.5 years	12.8 years
Discount rate (annual rate)	11.1%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions as of March 31, 2010 and December 31, 2009 were as follows:

	Originated MSRs
(In thousands)	March 31, 2010	December 31, 2009

Fair value of retained interests	$102,235	$97,870
Weighted average life	11.8 years	8.8 years
Weighted average prepayment speed (annual rate)	8.5%	11.4%
Impact on fair value of 10% adverse change	($3,289)	($3,182)
Impact on fair value of 20% adverse change	($6,500)	($7,173)
Weighted average discount rate (annual rate)	12.90%	12.41%
Impact on fair value of 10% adverse change	($4,300)	($2,715)
Impact on fair value of 20% adverse change	($8,362)	($6,240)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	March 31, 2010	December 31, 2009

Fair value of retained interests	$71,124	$71,877
Weighted average life	13.5 years	9.9 years
Weighted average prepayment speed (annual rate)	7.4%	10.1%
Impact on fair value of 10% adverse change	($2,597)	($2,697)
Impact on fair value of 20% adverse change	($4,562)	($5,406)
Weighted average discount rate (annual rate)	11.6%	11.1%
Impact on fair value of 10% adverse change	($3,223)	($2,331)
Impact on fair value of 20% adverse change	($5,728)	($4,681)

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
As of March 31, 2010, the Corporation serviced $4.3 billion (December 31, 2009 — $4.5 billion; March 31, 2009 — $4.8 billion) in residential mortgage loans with credit recourse to the Corporation.
Under the GNMA securitizations, the Corporation has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. As of March 31, 2010, the Corporation had recorded $138 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2009 — $124 million; March 31, 2009 — $128 million).
Note 9 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Net deferred tax assets (net of valuation allowance)	$366,224	$363,967	$364,499
Bank-owned life insurance program	234,008	232,387	226,695
Prepaid FDIC insurance assessment	193,166	206,308	—
Other prepaid expenses	125,387	130,762	121,293
Investments under the equity method	106,147	99,772	94,691
Derivative assets	72,356	71,822	100,809
Trade receivables from brokers and counterparties	57,536	1,104	46,533
Others	223,187	216,037	222,558

Total other assets	$1,378,011	$1,322,159	$1,177,078

Note 10 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 and 2009, allocated by reportable segments, were as follows (refer to Note 25 for the definition of the Corporation’s reportable segments):

2010
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2010	acquired	adjustments	Other	March 31, 2010

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	—	$31,729
Consumer and Retail Banking	117,000	—	—	—	117,000
Other Financial Services	8,296	—	—	—	8,296
Banco Popular North America:
Banco Popular North America	402,078	—	—	—	402,078
E-LOAN	—	—	—	—	—
EVERTEC	45,246	—	—	—	45,246

Total Popular, Inc.	$604,349	—	—	—	$604,349

2009
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2009	acquired	adjustments	Other	March 31, 2009

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	—	$31,729
Consumer and Retail Banking	117,000	—	$1	—	117,001
Other Financial Services	8,330	—	(103)	—	8,227
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
EVERTEC	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$648	—	$606,440

The gross amount of goodwill and accumulated impairment losses at the beginning and the end of the quarter by reportable segment were as follows:

2010
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2010	Impairment	January 1, 2010	March 31, 2010	Impairment	March 31, 2010
(In thousands)	(Gross amounts)	Losses	(Net amounts)	(Gross amounts)	Losses	(Net amounts)

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	$31,729	$31,729	—	$31,729
Consumer and Retail Banking	117,000	—	117,000	117,000	—	117,000
Other Financial Services	8,296	—	8,296	8,296	—	8,296
Banco Popular North America:
Banco Popular North America	402,078	—	402,078	402,078	—	402,078
E-LOAN	164,411	$164,411	—	164,411	$164,411	—
EVERTEC	45,429	183	45,246	45,429	183	45,246

Total Popular, Inc.	$768,943	$164,594	$604,349	$768,943	$164,594	$604,349

2009
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2009	Impairment	January 1, 2009	March 31, 2009	Impairment	March 31, 2009
(In thousands)	(Gross amounts)	Losses	(Net amounts)	(Gross amounts)	Losses	(Net amounts)

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	$31,729	$31,729	—	$31,729
Consumer and Retail Banking	117,000	—	117,000	117,001	—	117,001
Other Financial Services	8,330	—	8,330	8,227	—	8,227
Banco Popular North America:
Banco Popular North America	404,237	—	404,237	404,237	—	404,237
E-LOAN	164,411	$164,411	—	164,411	$164,411	—
EVERTEC	44,679	183	44,496	45,429	183	45,246

Total Popular, Inc.	$770,386	$164,594	$605,792	$771,034	$164,594	$606,440

The purchase accounting adjustments in the EVERTEC reportable segment for the quarter ended March 31, 2009 are related to contingency payments on acquisitions made prior to January 1, 2009.
As of March 31, 2010, December 31, 2009 and March 31, 2009 the Corporation had $6 million of identifiable intangible assets, other than goodwill, with indefinite useful lives.
The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2010		December 31, 2009		March 31, 2009
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$65,379	$32,706	$65,379	$30,991	$65,380	$25,846

Other customer relationships	8,743	6,048	8,816	5,804	8,816	4,792

Other intangibles	125	80	125	71	2,980	2,020

Total	$74,247	$38,834	$74,320	$36,866	$77,176	$32,658

During the quarter ended March 31, 2010, the Corporation recognized $2.0 million in amortization related to other intangible assets with definite useful lives (March 31, 2009 — $2.4 million).
The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)

Remaining 2010	$5,629
Year 2011	6,982
Year 2012	5,967
Year 2013	5,784
Year 2014	5,146
Year 2015	3,037

Note 11 — Derivative Instruments and Hedging Activities
Refer to Note 31 to the consolidated financial statements included in the 2009 Annual Report for a complete description of the Corporation’s derivative activities.
The following discussion and tables provide a description of the derivative instruments used as part of the Corporation’s interest rate risk management strategies. The use of derivatives is incorporated as part of the Corporation’s overall interest rate risk management strategy to minimize significant unplanned fluctuations in earnings and cash flows that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest income is not, on a material basis, adversely affected by movements in interest rates. The Corporation uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. As a result of interest rate fluctuations, hedged fixed and variable interest rate assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Corporation’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management.
By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value of the derivative asset. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $6.9 million negative adjustment as a result of the credit risk of the counterparties as of March 31, 2010 (December 31, 2009 — $5.1 million negative adjustment; March 31, 2009 — $5.6 million negative adjustment). On the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivative liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled. The derivative liabilities include a $2.6 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of March 31, 2010 (December 31, 2009 — $2.1 million positive adjustment; March 31, 2009 — $3.7 million positive adjustment).
Market risk is the adverse effect that a change in interest rates, currency exchange rates, or implied volatility rates might have on the value of a financial instrument. The Corporation manages the market risk associated with interest rates and, to a limited extent, with fluctuations in foreign currency exchange rates by establishing and monitoring limits for the types and degree of risk that may be undertaken. The Corporation regularly measures this risk by using static gap analysis, simulations and duration analysis.
Pursuant to the Corporation’s accounting policy, the fair value of derivatives is not offset with the amounts for the right to reclaim cash collateral or the obligation to return cash collateral. As of March 31, 2010, the amount recognized for the right to reclaim cash collateral under master netting arrangements was $82 million and the amount recognized for the obligation to return cash collateral was $5 million (December 31, 2009 — $88 million and $4 million, respectively).
Certain of the Corporation’s derivative instruments include financial covenants tied to the corresponding banking subsidiary well-capitalized status and credit rating. These agreements could require exposure collateralization, early termination or both. The aggregate fair value of all derivative instruments with contingent features that were in a liability position as of March 31, 2010 was $70 million (December 31, 2009 — $66 million). Based on the contractual obligations established on these derivative instruments, the Corporation has fully collateralized these positions by pledging collateral of $82 million as of March 31, 2010 (December 31, 2009 — $88 million).

Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding as of March 31, 2010 and December 31, 2009 were as follows:

As of March 31, 2010
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition		Condition	Fair
(In thousands)	Amount	Classification	Fair Value	Classification	Value

Derivatives designated as hedging instruments:
Forward commitments	$111,300	Other assets	$242	Other liabilities	$273

Total derivatives designated as hedging instruments	$111,300		$242		$273

Derivatives not designated as hedging instruments:
Forward contracts	$144,400	Trading account securities	$236	Other liabilities	$161
Interest rate swaps associated with:
- swaps with corporate clients	995,976	Other assets	65,547	—	—
- swaps offsetting position of corporate clients’ swaps	995,976	—	—	Other liabilities	71,518
Foreign currency and exchange rate commitments with clients	641	—	—	Other liabilities	4
Foreign currency and exchange rate commitments with counterparty	637	Other assets	7	Other liabilities	1
Interest rate caps and floors	139,804	Other assets	186	—	—
Interest rate caps and floors for the benefit of corporate clients	139,804	—	—	Other liabilities	186
Indexed options on deposits	99,750	Other assets	6,374	—	—
Bifurcated embedded options	76,666	—	—	Interest bearing deposits	4,755

Total derivatives not designated as hedging instruments	$2,593,654		$72,350		$76,625

Total derivative assets and liabilities	$2,704,954		$72,592		$76,898

As of December 31, 2009
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition	Fair	Condition	Fair
(In thousands)	Amount	Classification	Value	Classification	Value

Derivatives designated as hedging instruments:
Forward commitments	$120,800	Other assets	$1,346	Other liabilities	$22

Total derivatives designated as hedging instruments	$120,800		$1,346		$22

Derivatives not designated as hedging instruments:
Forward contracts	$165,300	Trading account securities	$1,253	Other liabilities	$79
Interest rate swaps associated with:
- swaps with corporate clients	1,006,154	Other assets	63,120	Other liabilities	131
- swaps offsetting position of corporate clients’ swaps	1,006,154	Other assets	131	Other liabilities	67,358
Interest rate caps and floors	139,859	Other assets	249	—	—
Interest rate caps and floors for the benefit of corporate clients	139,859	—	—	Other liabilities	249
Indexed options on deposits	110,900	Other assets	6,976	—	—
Bifurcated embedded options	84,316	—	—	Interest bearing deposits	5,402

Total derivatives not designated as hedging instruments	$2,652,542		$71,729		$73,219

Total derivative assets and liabilities	$2,773,342		$73,075		$73,241

Cash Flow Hedges
The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 82 days as of March 31, 2010.
For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line in which the hedged item is recorded and during the period in which the forecasted transaction impacts earnings, as presented in the tables below:

Quarter ended March 31, 2010
Classification of
				Gain (Loss)	Amount of Gain
				Recognized in	(Loss) Recognized
	Amount of	Classification in the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	($31)	Trading account (loss) profit	$1,199	Trading account (loss) profit	—

Total cash flow hedges	($31)		$1,199		—

OCI — “Other Comprehensive Income”
AOCI — “Accumulated Other Comprehensive Income”

Quarter ended March 31, 2009
Classification of
Gain (Loss)
				Recognized in	Amount of Gain
	Amount of	Classification in the		Income on	(Loss) Recognized
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	in Income on
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	Derivatives
	OCI on	Gain (Loss)	Reclassified from	and Amount	(Ineffective Portion
	Derivatives	Reclassified from	AOCI into	Excluded from	and Amount
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Excluded from
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Effectiveness Testing)

Forward commitments	($1,586)	Trading account (loss) profit	($1,917)	Trading account (loss) profit	—
Interest rate swaps	—	Interest expense	(497)	—	—

Total cash flow hedges	($1,586)		($2,414)		—

OCI — “Other Comprehensive Income”
AOCI — “Accumulated Other Comprehensive Income”

Non-Hedging Activities
For the quarters ended March 31, 2010 and 2009, the Corporation recognized a loss of $4.3 million and $12.4 million, respectively, related to its non-hedging derivatives, as detailed in the tables below.

	Quarter ended March 31, 2010
	Classification of Gain	Amount of Gain (Loss)
	(Loss) Recognized in	Recognized in Income on
(In thousands)	Income on Derivatives	Derivatives

Forward contracts	Trading account (loss) profit	($3,071)
Interest rate swap contracts	Other operating income	(1,734)
Foreign currency and exchange rate commitments	Interest expense	2
Indexed options	Interest expense	263
Bifurcated embedded options	Interest expense	286

Total		($4,254)

	Quarter ended March 31, 2009
	Classification of Gain	Amount of Gain (Loss)
	(Loss) Recognized in	Recognized in Income on
(In thousands)	Income on Derivatives	Derivatives

Forward contracts	Trading account (loss) profit	($8,052)
Interest rate swap contracts	Other operating income	(3,970)
Foreign currency and exchange rate commitments	Interest expense	1
Foreign currency and exchange rate commitments	Other operating income	9
Indexed options	Interest expense	(1,216)
Bifurcated embedded options	Interest expense	877

Total		($12,351)

Forward Contracts
The Corporation has forward contracts to sell mortgage-backed securities with terms lasting less than a month, which are accounted for as trading derivatives. Changes in their fair value are recognized in trading account profit (loss).
Interest Rates Swaps and Foreign Currency and Exchange Rate Commitments
In addition to using derivative instruments as part of its interest rate risk management strategy, the Corporation also utilizes derivatives, such as interest rate swaps and foreign exchange contracts, in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures. Market value changes on these swaps and other derivatives are recognized in earnings in the period of change.
Interest Rate Caps and Floors
The Corporation enters into interest rate caps and floors as an intermediary on behalf of its customers and simultaneously takes offsetting positions under the same terms and conditions, thus minimizing its market and credit risks.

Note 12 — Borrowings
Assets sold under agreements to repurchase were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Assets sold under agreements to repurchase	$2,491,506	$2,632,790	$2,881,997

The repurchase agreements outstanding as of March 31, 2010 were collateralized by $2.2 billion in investment securities available-for-sale and $347 million in trading securities. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.
In addition, there were repurchase agreements outstanding collateralized by $181 million in securities purchased underlying agreements to resell which the Corporation has the right to repledge. It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.
Other short-term borrowings consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Secured borrowing with clearing broker with an interest rate of 1.50%	—	$6,000	—
Unsecured borrowings with private investors paying interest at fixed rates ranging from 0.35% to 3.125%	—	—	$28,128
Term funds purchased paying interest at maturity at fixed rates ranging from 0.90% to 0.95%	$22,000	—	—
Others	1,263	1,326	1,325

Total other short-term borrowings	$23,263	$7,326	$29,453

Notes payable consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Advances with the FHLB:
-with maturities ranging from 2010 through 2015 paying interest at monthly fixed rates ranging from 1.48% to 5.10% (March 31, 2009 — 1.48% to 5.06%)	$1,056,708	$1,103,627	$1,108,986
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	20,000	20,000	20,000

Term notes paying interest monthly at fixed rates ranging from 3.00% to 6.00%	—	—	3,100

Term notes with maturities ranging from 2010 to 2013 paying interest semiannually at fixed rates ranging from 5.25% to 13.00% (March 31, 2009 — 4.70% to 7.50%)	381,926	382,858	961,122

Term notes with maturities ranging from 2010 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	1,339	1,528	3,233

Term notes maturing in 2011 paying interest quarterly at a floating rate of 9.75% (March 31, 2009 — 0.40% to 3.75%) over the 3-month LIBOR rate	175,000	250,000	425,537

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 13)	439,800	439,800	849,672

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $507,335 as of March 31, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 13)	428,665	423,650	—

Others	25,654	27,169	27,413

Total notes payable	$2,529,092	$2,648,632	$3,399,063

Note:	Refer to the Corporation’s Form 10-K for the year ended December 31, 2009, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of March 31, 2010 and March 31, 2009, respectively, were as follows: 3-month LIBOR rate = 0.29% and 1.19%; 10-year U.S. Treasury note = 3.83% and 2.67%.

Included in the table above are $175 million in term notes with interest that adjusts in the event of senior debt rating downgrades. These floating rate term notes have an interest rate of 9.75% over the 3-month LIBOR and mature in September 2011. A future reduction in the Corporation’s senior debt rating could increment the cost of these term notes by an additional 75 basis points per notch.
The maturities of borrowings as of March 31, 2010 were as follows:

	Repurchase	Short-term
(In thousands)	agreements	borrowings	Notes payable	Total

Year
2010	$1,329,316	$23,263	$338,837	$1,691,416
2011	50,000	—	522,260	572,260
2012	75,000	—	631,917	706,917
2013	49,000	—	129,780	178,780
2014	350,000	—	10,824	360,824
Later years	638,190	—	466,809	1,104,999
No stated maturity	—	—	936,000	936,000

Subtotal	2,491,506	23,263	3,036,427	5,551,196
Less: Discount	—	—	(507,335)	(507,335)

Total borrowings	$2,491,506	$23,263	$2,529,092	$5,043,861

Note 13 — Trust Preferred Securities
As of March 31, 2010 and 2009, the Corporation had established four trusts (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) for the purpose of issuing trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.
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

Financial data pertaining to the trusts as of March 31, 2010 and December 31, 2009 were as follows:

			Popular North
(In thousands)	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	(a),(c),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)	(b),(d),(h),(i)

Financial data pertaining to the trusts as of March 31, 2009 were as follows:

			Popular North
(In thousands)	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$144,000	$300,000	$250,000	$130,000	—
Distribution rate	8.327%	6.700%	6.564%	6.125%	—
Common securities	$4,640	$9,279	$7,732	$4,021	—
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021	—
Stated maturity date	February 2027	November 2033	September 2034	December 2034	—
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)	—

(a)	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150 million. The Corporation had reacquired $6 million of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.

(h)	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.

(i)	Carrying value of junior subordinates debentures of $429 million as of March 31, 2010 ($936 million aggregate liquidation amount, net of $507 million discount) and $424 million as of December 31, 2009 ($936 million aggregate liquidation amount, net of $512 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 Capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 Capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2010, the Corporation’s restricted core capital elements exceeded the 25% limitation and, as such, $40 million of the outstanding trust preferred securities were disallowed as Tier 1 capital (December 31, 2009 — $7 million). Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit would be effective on March 31, 2011.
Note 14 — Stockholders’ Equity
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $402 million as of March 31, 2010 (December 31, 2009 — $402 million; March 31, 2009 — $392 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2010 and 2009.
Note 15 — Commitments, Contingencies and Guarantees
Commercial letters of credit and standby letters of credit amounted to $18 million and $124 million, respectively, as of March 31, 2010 (December 31, 2009 — $13 million and $134 million; March 31, 2009 — $18 million and $189 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of March 31, 2010, the Corporation recorded a liability of $0.7 million (December 31, 2009 and March 31, 2009 — $0.7 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. The Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. This liability is included as part of other liabilities in the consolidated statements of condition. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. In the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, if any, which normally includes cash and marketable securities, real estate, receivables, among others. Management does not anticipate any material losses related to these instruments.
The Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may have sold, in bulk sale transactions, residential mortgage loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.
As of March 31, 2010, the Corporation serviced $4.3 billion (December 31, 2009 — $4.5 billion; March 31, 2009 — $4.8 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse. During the quarter ended March 31, 2010, the Corporation repurchased approximately $18 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. Historically, the losses associated to these credit recourse arrangements, which pertained to residential mortgage loans in Puerto Rico, have not been significant. As of March 31, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $29 million (December 31, 2009 — $16 million; March 31, 2009 — $15 million).
When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. The Corporation has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of March 31, 2010, the Corporation serviced $17.6 billion in mortgage loans, including the loans serviced with credit recourse (December 31, 2009 — $17.7 billion; March 31, 2009 — $17.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds from mortgage loans foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of March 31, 2010, the amount of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $21 million (December 31, 2009 — $14 million; March 31, 2009 — $8 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of March 31, 2010, the Corporation established reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of March 31, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $32 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2009 — $33 million; March 31, 2009 — $10 million). E-LOAN is no longer originating and selling loans, since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the quarter ended March 31, 2010, E-LOAN charged-

off approximately $3 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events (quarter ended March 31, 2009 — $1 million). Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan.
During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with various sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of March 31, 2010 are related principally to make-whole arrangements. As of March 31, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $10 million (December 31, 2009 — $9 million; March 31, 2009 — $15 million). During the quarter ended March 31, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $0.5 million (quarter ended March 31, 2009 — $0.6 million). The reserve balance as of March 31, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term timeframe, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
During 2009, the Corporation sold a lease portfolio of approximately $0.3 billion. As of March 31, 2010, the reserve established to provide for any losses on the breach of certain representations and warranties included in the associated sale agreements amounted to $4 million (December 31, 2009 - $6 million; March 31, 2009 - $12 million). This reserve is included as part of other liabilities in the consolidated statement of condition.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.6 billion as of March 31, 2010 (December 31, 2009 — $0.6 billion; March 31, 2009 — $1.7 billion). In addition, as of March 31, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) (December 31, 2009 — $1.4 billion; March 31, 2009 — $824 million) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 13 to the consolidated financial statements for further information on the trust preferred securities.
Legal Proceedings
The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and May 10, 2010, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc. and certain of its directors and officers, among others. The five class actions have now been consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an Employee Retirement Income Security Act (ERISA) class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc. et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.).
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which includes as defendants the underwriters in the May 2008 offering of Series B Preferred Stock. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the

Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular and the individual defendants moved to dismiss the consolidated securities class action complaint.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of the ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted.
The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) have been brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, and pursuant to a stipulation among the parties, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, has been removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Díaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss.
On April 13, 2010, the Puerto Rico Court of First Instance in San Juan granted summary judgment dismissing a separate complaint brought by plaintiff in the García action that sought to enforce an alleged right to inspect the books and records of the Corporation in support of the pending derivative action. The Court held that the plaintiff had not propounded a “proper purpose” under Puerto Rico law for such inspection. On April 28, 2010, the plaintiff in that action moved for reconsideration of the Court’s dismissal.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations.

Note 16 —Non-Consolidated Variable Interest Entities
As indicated in Note 8 to the consolidated financial statements, the Corporation transfers residential mortgage loans in guaranteed loan securitizations or whole loan sales. The Corporation’s continuing involvement in these transfers includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statement of condition as available-for-sale and trading securities. Refer to Note 17 to the consolidated financial statements for securities held as of March 31, 2010, the designated fair value hierarchy level and valuation techniques associated to such securities. For information on servicing assets refer to Notes 8 and 17 to the consolidated financial statements. Also, Note 8 provides the principal balance of loans sold and the associated gain recognized during the quarter ended March 31, 2010 related to the residential mortgage loans sold or securitized.
The Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions. These special purpose entities are deemed to be variable interest entities (“VIEs”) since they lack equity investments at risk. As part of the adoption of ASU 2009-17, during the first quarter of 2010, the Corporation evaluated these guaranteed mortgage securitization structures in which it participates, including GNMA and FNMA, and concluded that the Corporation is not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements. The Corporation qualitatively assessed whether it held a controlling financial interest in these VIEs, which included analyzing if it had both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of the VIE, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 17 to the consolidated financial statements for additional information on the debt securities outstanding as of March 31, 2010, December 31, 2009 and March 31, 2009, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs because the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(In thousands)	2010	2009

Assets
Servicing assets:
Mortgage servicing rights	$108,184	$104,984

Total servicing assets	$108,184	$104,984

Other assets:
Servicing advances	$2,999	$2,029

Total other assets	$2,999	$2,029

Total	$111,183	$107,013

Maximum exposure to loss	$111,183	$107,013

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.3 billion as of March 31, 2010 and December 31, 2009.
Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances as of March 31, 2010 and December 31, 2009 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
Note 17 — Fair Value Measurement
ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating the fair value could significantly affect the results.
Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, December 31, 2009 and March 31, 2009:

	As of March 31, 2010
				Balance as of
				March 31,
(In millions)	Level 1	Level 2	Level 3	2010

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$87	—	$87
Obligations of U.S. Government sponsored entities	—	1,705	—	1,705
Obligations of Puerto Rico, States and political subdivisions	—	79	—	79
Collateralized mortgage obligations — federal agencies	—	1,478	—	1,478
Collateralized mortgage obligations — private label	—	109	—	109
Mortgage-backed securities — agencies	—	3,033	$36	3,069
Equity securities	$4	5	—	9

Total investment securities available-for-sale	$4	$6,496	$36	$6,536

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$4	—	$4
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	163	197	360
Other	—	9	3	12

Total trading account securities		$177	$203	$380

Mortgage servicing rights	—	—	$173	$173
Derivatives (Refer to Note 11)	—	$73	—	$73

Total	$4	$6,746	$412	$7,162

Liabilities

Continuing Operations
Derivatives (Refer to Note 11)	—	($77)	—	($77)

Total	—	($77)	—	($77)

	As of December 31, 2009
				Balance as of
				December 31,
(In millions)	Level 1	Level 2	Level 3	2009

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$30	—	$30
Obligations of U.S. Government sponsored entities	—	1,648	—	1,648
Obligations of Puerto Rico, States and political subdivisions	—	81	—	81
Collateralized mortgage obligations — federal agencies	—	1,600	—	1,600
Collateralized mortgage obligations — private label	—	118	—	118
Mortgage-backed securities — agencies	—	3,176	$34	3,210
Equity securities	$3	5	—	8

Total investment securities available-for-sale	$3	$6,658	$34	$6,695

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$13	—	$13
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	208	224	432
Other	—	9	3	12

Total trading account securities	—	$231	$230	$461

Mortgage servicing rights	—	—	$170	$170
Derivatives (Refer to Note 11)	—	$73	—	$73

Total	$3	$6,962	$434	$7,399

Liabilities

Continuing Operations
Derivatives (Refer to Note 11)	—	($73)	—	($73)

Total	—	($73)	—	($73)

	As of March 31, 2009
				Balance as of
				March 31,
(In millions)	Level 1	Level 2	Level 3	2009

Assets

Continuing Operations

Investment securities available-for-sale:

U.S. Treasury securities	—	$32	—	$32
Obligations of U.S. Government sponsored entities	—	1,657	—	1,657
Obligations of Puerto Rico, States and political subdivisions	—	99	—	99
Corporate bonds	—	234	—	234
Collateralized mortgage obligations — federal agencies	—	1,624	—	1,624
Collateralized mortgage obligations — private label	—	138	—	138
Mortgage-backed securities — agencies	—	3,135	$36	3,171
Equity securities	$5	4	—	9

Total investment securities available-for-sale	$5	$6,923	$36	$6,964

Trading account securities, excluding derivatives:
U.S. Treasury securities and obligations of U.S. Government sponsored entities	—	$1	—	$1
Obligations of Puerto Rico, States and political subdivisions	—	12	—	12
Collateralized mortgage obligations	—	2	$3	5
Residential mortgage-backed securities — agencies	—	376	276	652
Other	—	22	5	27

Total trading account securities	—	$413	$284	$697

Mortgage servicing rights	—	—	$177	$177
Derivatives (Refer to Note 11)	—	$101	—	$101

Discontinued Operations

Loans measured at fair value pursuant to fair value option	—	—	$5	$5

Total	$5	$7,437	$502	$7,944

Liabilities

Continuing Operations
Derivatives (Refer to Note 11)	—	($111)	—	($111)

Total	—	($111)	—	($111)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2010 and 2009:

Quarter ended March 31, 2010
						Changes in
						unrealized
						gains (losses)
						included in
				Purchases,		earnings
				sales,		related to
			Gains (losses)	issuances,		assets and
	Balance	Gains	included in	settlements,		liabilities still
	as of	(losses)	other	and	Balance as	held as of
	January	included in	comprehensive	paydowns	of March	March 31,
(In millions)	1, 2010	earnings	income	(net)	31, 2010	2010

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities — agencies	$34	—	—	$2	$36	—

Total investment securities available-for-sale	$34	—	—	$2	$36	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$3	—
Residential mortgage — backed securities- agencies	224	—	—	($27)	197	$1 (a)
Other	3	—	—	—	3	—

Total trading account securities	$230	—	—	($27)	$203	$1

Mortgage servicing rights	$170	($1)	—	$4	$173	$3 (b)

Total	$434	($1)	—	($21)	$412	$4

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Other service fees” in the statement of operations

Quarter ended March 31, 2009
							Changes in
							unrealized
							gains (losses)
							included in
					Purchases,		earnings
					sales,		related to
			Gains (losses)	Increase	issuances,		assets and
	Balance	Gains	included in	(decrease)	settlements,		liabilities still
	as of	(losses)	other	in accrued	and	Balance as	held as of
	January 1,	included in	comprehensive	interest	paydowns	of March	March 31,
(In millions)	2009	earnings	income	receivable	(net)	31, 2009	2009

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities — agencies	$37	—	—	—	($1)	$36	—

Total investment securities available-for-sale	$37	—	—	—	($1)	$36	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	$3	—
Residential mortgage- backed securities- Federal agencies	292	$2	—	—	($18)	276	$3
Other	5	—	—	—	—	5	—

Total trading account securities	$300	$2	—	—	($18)	$284	$3	(a)

Mortgage servicing rights	$176	($5)	—	—	$6	$177	($1	)(c)

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$5	$1	—	—	($1)	$5	—	(b)

Total	$518	($2)	—	—	($14)	$502	$2

a)	Gains (losses) are included in “Trading account profit” in the statement of operations

b)	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

c)	Gains (losses) are included in “Other service fees” in the statement of operations

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended March 31, 2010 and 2009. Also, there were no transfers in and / or out of Level 1 and Level 2 during the quarters ended March 31, 2010 and 2009. If transfers were to be recognized, the Corporation’s policy is to recognize them as of the end of the reporting period.
Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2010 and 2009 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended March 31, 2010		Quarter ended March 31, 2009
		Changes in		Changes in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	($1)	$3	($5)	($1)
Trading account profit	—	1	2	3
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	1	—

Total	($1)	$4	($2)	$2

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Subsection 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarters ended March 31, 2010 and 2009, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value as of March 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$372	$372
Loans held–for–sale (2)	—	—	14	14
Other real estate owned (3)	—	—	25	25

Total			$411	$411

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Subsection 310-10-35.

(2)	Relates to lower of cost or fair value adjustments of loans held–for–sale. These adjustments were principally determined based on negotiated price terms for the loans.

(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Carrying value as of March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Assets
Continuing Operations
Loans (1)	—	—	$265	$265
Loans held-for-sale (2)	—	—	18	18
Other real estate owned (3)	—	—	30	30
Other foreclosed assets (3)	—	—	6	6
Discontinued Operations
Loans held-for-sale (2)	—	—	2	2
Other real estate owned (3)	—	—	1	1

Total	—	—	$322	$322

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Subsection 310-10-35.

(2)	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

(3)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and non-financial instruments. Accordingly, the aggregate fair value of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S. agency securities, which fair value is based on an active exchange market and on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities — agencies: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-developed pricing matrix with quoted prices from local broker dealers. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These investment securities are classified as Level 2.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1. Other equity securities that do not trade in highly liquid markets are classified as Level 2.

•	Corporate securities and mutual funds (included as “other” in the “trading account securities” category): Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently or are in distress are classified as Level 3.
Derivatives
Interest rate swaps, interest rate caps and indexed options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives are classified as Level 2. The non-performance risk is determined using internally-developed models that consider the collateral held, the remaining term, and the creditworthiness of the entity that bears the risk, and uses available public data or internally-developed data related to current spreads that denote their probability of default.
Mortgage servicing rights
Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. MSRs are priced internally using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to the unobservable nature of certain valuation inputs, the MSRs are classified as Level 3.
Loans held-in-portfolio considered impaired under ASC Subsection 310-10-35 that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Subsection 310-10-35. Currently, the associated loans considered impaired are classified as Level 3.

Loans measured at fair value pursuant to lower of cost or fair value adjustments
Loans measured at fair value on a nonrecurring basis pursuant to lower of cost or fair value were priced based on bids received from potential buyers, secondary market prices, and discounted cash flow models which incorporate internally-developed assumptions for prepayments and credit loss estimates. These loans are classified as Level 3.
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
Note 18 — Fair Value of Financial Instruments
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
Derivatives are considered financial instruments and their carrying value equals fair value. For disclosures about the fair value of derivative instruments refer to Note 11 to the consolidated financial statements.
For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates, estimates of future cash flows, and prepayment assumptions.
The fair values reflected herein have been determined based on the prevailing interest rate environment as of March 31, 2010 and December 31, 2009, respectively. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments as of March 31, 2010 and December 31, 2009 are described in the paragraphs below.
Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, bankers acceptances and assets sold under agreements to repurchase and short-term borrowings. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.
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

The estimated fair value for loans held-for-sale was based on secondary market prices, bids received from potential buyers and discounted cash flow models. The fair values of the loans held-in-portfolio have been determined for groups of loans with similar characteristics. Loans were segregated by type such as commercial, construction, residential mortgage, consumer, and credit cards. Each loan category was further segmented based on loan characteristics, including interest rate terms, credit quality and vintage. Generally, fair values were estimated based on an exit price by discounting scheduled cash flows for the segmented groups of loans using a discount rate that considers interest, credit and expected return by market participant under current market conditions. Additionally, prepayment, default and recovery assumptions have been applied in the mortgage loan portfolio valuations. Generally accepted accounting principles do not require a fair valuation of the lease financing portfolio, therefore it is included in the loans total at its carrying amount.
The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts was, for purposes of this disclosure, equal to the amount payable on demand as of the respective dates. The fair value of certificates of deposit was based on the discounted value of contractual cash flows using interest rates being offered on certificates with similar maturities. The value of these deposits in a transaction between willing parties is in part dependent of the buyer’s ability to reduce the servicing cost and the attrition that sometimes occurs. Therefore, the amount a buyer would be willing to pay for these deposits could vary significantly from the presented fair value.
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments as of March 31, 2010 and December 31, 2009.
As part of the fair value estimation procedures of certain liabilities, including repurchase agreements (regular and structured) and FHLB advances, the Corporation considered, where applicable, the collateralization levels as part of its evaluation of non-performance risk. Also, for certificates of deposit, the non-performance risk was determine using internally-developed models that consider, where applicable, the collateral held, amounts insured, the remaining term, and the credit premium of the institution.
Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. The fair value of letters of credit was based on fees currently charged on similar agreements.

Carrying or notional amounts, as applicable, and estimated fair values for financial instruments were:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	amount	value	amount	value

Financial Assets:
Cash and money market investments	$1,596,928	$1,596,928	$1,680,127	$1,680,127
Trading securities	380,149	380,149	462,436	462,436
Investment securities available-for-sale	6,535,746	6,535,746	6,694,714	6,694,714
Investment securities held-to-maturity	209,596	207,850	212,962	213,146
Other investment securities	156,864	158,375	164,149	165,497
Loans held-for-sale	106,412	110,253	90,796	91,542
Loans held-in-portfolio, net	21,801,263	19,798,779	22,451,909	20,021,224
Financial liabilities:
Deposits	$25,360,312	$25,491,135	$25,924,894	$26,076,515
Assets sold under agreements to repurchase	2,491,506	2,618,208	2,632,790	2,759,438
Short-term borrowings	23,263	23,263	7,326	7,326
Notes payable	2,529,092	2,386,871	2,648,632	2,453,037

	Notional	Fair	Notional	Fair
(In thousands)	amount	Value	Amount	Value

Commitments to extend credit	$6,744,092	$3,805	$7,013,148	$882
Letters of credit	142,772	2,164	147,647	1,565
Note 19 —Net Loss per Common Share
The computation of net loss per common share (“EPS”) follows:

	Quarter ended
	March 31,
(In thousands, except share information)	2010	2009

Net loss from continuing operations	($85,055)	($42,576)
Net loss from discontinued operations	—	(9,946)
Preferred stock dividends	—	(22,916)
Preferred stock discount accretion	—	(1,762)

Net loss applicable to common stock	($85,055)	($77,200)

Average common shares outstanding	639,003,599	281,834,434
Average potential common shares	—	—

Average common shares outstanding — assuming dilution	639,003,599	281,834,434

Basic and diluted EPS from continuing operations	($0.13)	($0.24)
Basic and diluted EPS from discontinued operations	—	(0.03)

Basic and diluted EPS	($0.13)	($0.27)

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options and restricted stock awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.

For the quarter ended March 31, 2010, there were 2,552,663 weighted average antidilutive stock options outstanding (March 31, 2009 —2,938,506). Additionally, the Corporation has outstanding a warrant to purchase 20,932,836 shares of common stock, which has an antidilutive effect as of March 31, 2010.
Note 20 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended
	March 31,
(In thousands)	2010	2009

Debit card fees	$26,593	$26,373
Credit card fees and discounts	23,297	24,005
Processing fees	13,962	13,408
Mortgage servicing fees, net of fair value adjustments	11,359	6,880
Insurance fees	10,990	12,004
Sale and administration of investment products	7,167	7,329
Other fees	7,952	8,534

Total other service fees	$101,320	$98,533

Note 21 — Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary benefit pension plans for regular employees of certain of its subsidiaries. Effective May 1, 2009, the accrual of the benefits under the BPPR retirement plan was frozen to all participants. Pursuant to the amendment, the retirement plan participants will not receive any additional credit for compensation earned and service performed after April 30, 2009 for purposes of calculating benefits under the retirement plans.
The components of net periodic pension cost for the quarters ended March 31, 2010 and 2009 were as follows:

	Pension Plans		Benefit Restoration Plans
	Quarters ended		Quarters ended
	March 31,		March 31,
(In thousands)	2010	2009	2010	2009

Service cost	—	$2,443	—	$225
Interest cost	$7,953	8,547	$384	444
Expected return on plan assets	(7,776)	(6,877)	(403)	(318)
Amortization of prior service cost (credit)	—	44	—	(8)
Amortization of net loss	2,206	4,183	99	313

Net periodic cost	2,383	8,340	80	656
Curtailment loss (gain)	—	820	—	(341)

Total cost	$2,383	$9,160	$80	$315

There were no contributions made to the pension and benefit restoration plans during the quarter ended March 31, 2010. The total contributions expected to be paid during the year 2010 for the pension and benefit restoration plans amount to approximately $3.2 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2010 and 2009 were as follows:

	Quarters ended
	March 31,
(In thousands)	2010	2009

Service cost	$432	$549
Interest cost	1,609	2,026
Amortization of prior service cost	(262)	(261)
Amortization of net gain	(294)	—

Total net periodic cost	$1,485	$2,314

For the quarter ended March 31, 2010, contributions made to the postretirement benefit plan amounted to approximately $1.1 million. The total contributions expected to be paid during the year 2010 for the postretirement benefit plan amount to approximately $5.2 million.
Note 22 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect as of March 31, 2010 under the original terms of the Stock Option Plan.
Stock Option Plan
Employees and directors of the Corporation or any of its subsidiaries were eligible to participate in the Stock Option Plan. The Board of Directors or the Compensation Committee of the Board had the absolute discretion to determine the individuals that were eligible to participate in the Stock Option Plan. This plan provided for the issuance of Popular, Inc.’s common stock at a price equal to its fair market value at the grant date, subject to certain plan provisions. The shares are to be made available from authorized but unissued shares of common stock or treasury stock. The Corporation’s policy has been to use authorized but unissued shares of common stock to cover each grant. The maximum option term is ten years from the date of grant. Unless an option agreement provides otherwise, all options granted are 20% exercisable after the first year and an additional 20% is exercisable after each subsequent year, subject to an acceleration clause at termination of employment due to retirement.
The following table presents information on stock options outstanding as of March 31, 2010:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,245,277	$15.85	2.50	1,245,277	$15.85
$19.25 - $27.20	1,307,386	$25.21	4.23	1,307,386	$25.21

$14.39 - $27.20	2,552,663	$20.64	3.39	2,552,663	$20.64

There was no intrinsic value of options outstanding as of March 31, 2010 (March 31, 2009 - $0.2 million). There was no intrinsic value of options exercisable as of March 31, 2010 and 2009.

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding as of January 1, 2009	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(59,631)	26.42
Expired	(353,549)	19.25

Outstanding as of December 31, 2009	2,552,663	$20.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding as of March 31, 2010	2,552,663	$20.64

The stock options exercisable at March 31, 2010 totaled 2,552,663 (March 31, 2009 — 2,842,628). There were no stock options exercised during the quarters ended March 31, 2010 and 2009. Thus, there was no intrinsic value of options exercised during the quarters ended March 31, 2010 and 2009.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2009 and 2010.
For the quarter ended March 31, 2010, there was no stock option expense recognized (March 31, 2009 - $0.1 million, with a tax benefit of $56 thousand).
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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	248,339	$22.83
Granted	—	—
Vested	(104,791)	21.93
Forfeited	(5,036)	19.95

Non-vested as of December 31, 2009	138,512	$23.62
Granted	962,373	2.02
Vested	(136,241)	8.37
Forfeited	(206)	19.95

Non-vested as of March 31, 2010	964,438	$4.22

During the quarter ended March 31, 2010, 962,373 shares of restricted stock under the Incentive Plan were awarded to management consistent with the requirements of the TARP Interim Final Rule. The awards were determined upon consideration of management’s execution of critical 2009 initiatives to manage the Corporation’s liquidity and capitalization, strategically reposition its United States operations, and improve management effectiveness and cost control. The shares will vest on the secondary anniversary of the grant date, and they may become payable in 25% increments as the Corporation repays each 25% portion of the aggregate financial assistance received under the United States Treasury Department’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. In addition, the grants are also subject to further performance criteria as the Corporation must achieve profitability for at least one fiscal year for awards to be payable. During the quarter ended March 31, 2009, no shares of restricted stock were awarded to management under the Incentive Plan.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of March 31, 2010, 12,426 shares have been granted under this plan (March 31, 2009 — 23,299).
During the quarter ended March 31, 2010, the Corporation recognized $0.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.1 million (March 31, 2009 — $0.2 million, with a tax benefit of $68 thousand). The fair market value of the restricted stock vested was $1.3 million at grant date and $0.3 million at vesting date. This triggers a shortfall, net of windfalls, of $1.0 million that was recorded as an additional income tax expense at the applicable income tax rate, net of the deferred tax asset valuation allowance. During the quarter ended March 31, 2010, the Corporation recognized $0.1 million of performance shares expense, with a tax benefit of $60 thousand (March 31, 2009 — credit of $0.1 million, with a tax expense of $78 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of March 31, 2010 was $1.4 million and is expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	—	—
Granted	270,515	$2.62
Vested	(270,515)	2.62
Forfeited	—	—

Non-vested as of December 31, 2009	—	—
Granted	35,133	$2.12
Vested	(35,133)	2.12
Forfeited	—	—

Non-vested as of March 31, 2010	—	—

During the quarter ended March 31, 2010, the Corporation granted 35,133 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (March 31, 2009 — 22,311). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $47 thousand (March 31, 2009 — $0.1 million, with a tax benefit of $47 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2010 for directors was $74 thousand.
Note 23 — Income Taxes
The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2010	2009

Balance as of January 1	$41.8	$40.5
Additions for tax positions — January through March	0.4	1.0
Reduction as a result of settlements — January through March	(14.3)	(0.6)

Balance as of March 31	$27.9	$40.9

As of March 31, 2010, the related accrued interest approximated $6.5 million (March 31, 2009 - $5.4 million). Management determined that as of March 31, 2010 and 2009 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $33.0 million as of March 31, 2010 (March 31, 2009 — $44.7 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of March 31, 2010, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2005 and thereafter. The U.S. Internal Revenue Service (“IRS”) completed an examination of the Corporation’s U.S. operations tax return for 2007. As a result of the audit, the IRS has not proposed any material adjustments; accordingly, the Corporation recognized a tax benefit of $14.3 million during the quarter ended March 31, 2010.
The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	March 31,	December 31,
(In thousands)	2010	2009

Deferred tax assets:
Tax credits available for carryforward	$11,398	$11,026
Net operating loss and donation carryforward available	887,958	843,968
Postretirement and pension benefits	104,679	103,979
Deferred loan origination fees	8,004	7,880
Allowance for loan losses	547,785	536,277
Deferred gains	13,787	14,040
Accelerated depreciation	2,397	2,418
Intercompany deferred gains	6,861	7,015
Other temporary differences	21,165	39,096

Total gross deferred tax assets	1,604,034	1,565,699

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	27,352	25,896
Deferred loan origination costs	9,158	9,708
Unrealized net gain on trading and available-for-sale securities	36,677	30,323
Other temporary differences	6,284	5,923

Total gross deferred tax liabilities	79,471	71,850

Gross deferred tax assets less liabilities	1,524,563	1,493,849
Less: Valuation allowance	(1,158,316)	(1,129,882)

Net deferred tax assets	$366,247	$363,967

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The analysis considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended March 31, 2010. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that the Corporation will not be able to realize the associated deferred tax assets in the future. As of March 31, 2010, the Corporation recorded a valuation allowance of $1.2 billion on the deferred tax assets of its U.S. operations. As of March 31, 2010, the Corporation’s deferred tax assets related to its Puerto Rico operations amounted to $385 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax assets and based on the weighting of all available evidence has concluded that it is more likely than not that such net deferred tax assets will be realized.

Note 24 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the three-month period are listed in the following table:

(In thousands)	March 31, 2010	March 31, 2009

Non-cash activities:
Loans transferred to other real estate	$32,032	$30,631
Loans transferred to other property	9,733	9,897

Total loans transferred to foreclosed assets	41,765	40,528
Transfers from loans held-in-portfolio to loans held-for-sale	20,248	732
Transfers from loans held-for-sale to loans held-in-portfolio	167	16,174
Loans securitized into investment securities (a)	205,056	311,104
Recognition of mortgage servicing rights on securitizations or asset transfers	3,900	5,719
Treasury stock retired	—	207,139

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of March 31, 2010, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
Banco Popular North America:
Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a retail branch network in the U.S. mainland, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN were ceased during the fourth quarter of 2008. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.

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
The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations are included as part of the EVERTEC segment. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization: Finance, Risk Management and Legal.
The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
The results of operations included in the tables below for the quarter ended March 31, 2009 exclude the results of operations of the discontinued business of PFH. Segment assets as of March 31, 2009 also exclude the assets of the discontinued operations.
2010
For the quarter ended March 31, 2010

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$219,363	$78,854	($227)	—
Provision for loan losses	108,372	131,828	—	—
Non-interest income	110,717	16,559	62,197	($37,450)
Amortization of intangibles	951	910	188	—
Depreciation expense	9,595	2,431	3,172	—
Other operating expenses	183,121	63,628	41,318	(37,455)
Income tax expense	1,015	786	7,113	2

Net income (loss)	$27,026	($104,170)	$10,179	$3

Segment Assets	$23,165,773	$10,399,867	$230,901	($93,768)

For the quarter ended March 31, 2010

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$297,990	($29,235)	$162	$268,917
Provision for loan losses	240,200	—	—	240,200
Non-interest income	152,023	6,548	(705)	157,866
Amortization of intangibles	2,049	—	—	2,049
Depreciation expense	15,198	193	—	15,391
Other operating expenses	250,612	14,089	(1,228)	263,473
Income tax expense (benefit)	8,916	(18,406)	215	(9,275)

Net loss	($66,962)	($18,563)	$470	($85,055)

Segment Assets	$33,702,773	$5,338,760	($5,209,096)	$33,832,437

2009
For the quarter ended March 31, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$216,162	$76,520	($245)	—
Provision for loan losses	151,334	221,195	—	—
Non-interest income	310,821	3,771	61,528	($36,269)
Amortization of intangibles	1,284	911	211	—
Depreciation expense	10,155	2,847	3,479	(18)
Other operating expenses	187,483	77,847	42,600	(36,169)
Income tax (benefit) expense	(3,084)	(9,033)	5,112	(32)

Net income (loss)	$179,811	($213,476)	$9,881	($50)

Segment Assets	$24,720,327	$12,214,139	$243,289	($68,609)

For the quarter ended March 31, 2009

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$292,437	($20,217)	$266	$272,486
Provision for loan losses	372,529	—	—	372,529
Non-interest income (loss)	339,851	(3,595)	(1,525)	334,731
Amortization of intangibles	2,406	—	—	2,406
Depreciation expense	16,463	586	—	17,049
Other operating expenses	271,761	14,950	(1,969)	284,742
Income tax benefit	(7,037)	(20,173)	277	(26,933)

Net loss	($23,834)	($19,175)	$433	($42,576)

Segment Assets	$37,109,146	$6,222,909	($5,634,663)	$37,697,392

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2010
For the quarter ended March 31, 2010

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$71,062	$145,732	$2,503	$66	$219,363
Provision for loan losses	73,171	35,201	—	—	108,372
Non-interest income	25,524	64,901	20,114	178	110,717
Amortization of intangibles	28	784	139	—	951
Depreciation expense	3,962	5,328	305	—	9,595
Other operating expenses	47,033	121,926	14,234	(72)	183,121
Income tax (benefit) expense	(14,812)	12,887	2,811	129	1,015

Net (loss) income	($12,796)	$34,507	$5,128	$187	$27,026

Segment Assets	$9,330,813	$17,073,027	$426,524	($3,664,591)	$23,165,773

2009
For the quarter ended March 31, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$74,495	$138,279	$3,220	$168	$216,162
Provision for loan losses	94,863	56,471	—	—	151,334
Non-interest income	77,042	213,031	20,990	(242)	310,821
Amortization of intangibles	76	1,032	176	—	1,284
Depreciation expense	5,070	4,753	332	—	10,155
Other operating expenses	49,955	123,195	14,387	(54)	187,483
Income tax (benefit) expense	(24,505)	18,527	2,899	(5)	(3,084)

Net income	$26,078	$147,332	$6,416	($15)	$179,811

Segment Assets	$10,500,488	$17,839,568	$517,035	($4,136,764)	$24,720,327

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2010
For the quarter ended March 31, 2010

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$77,376	$1,534	($56)	$78,854
Provision for loan losses	119,706	12,122	—	131,828
Non-interest income (loss)	18,185	(1,626)	—	16,559
Amortization of intangibles	910	—	—	910
Depreciation expense	2,180	251	—	2,431
Other operating expenses	61,721	1,907	—	63,628
Income tax expense	786	—	—	786

Net loss	($89,742)	($14,372)	($56)	($104,170)

Segment Assets	$11,040,381	$526,937	($1,167,451)	$10,399,867

2009
For the quarter ended March 31, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$70,914	$5,269	$337	$76,520
Provision for loan losses	186,552	34,643	—	221,195
Non-interest income (loss)	8,869	(5,074)	(24)	3,771
Amortization of intangibles	911	—	—	911
Depreciation expense	2,535	312	—	2,847
Other operating expenses	69,944	7,903	—	77,847
Income tax benefit	(1,410)	(7,623)	—	(9,033)

Net loss	($178,749)	($35,040)	$313	($213,476)

Segment Assets	$12,730,112	$715,761	($1,231,734)	$12,214,139

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:
INTERSEGMENT REVENUES*

	Quarter ended
	March 31,	March 31,
(In thousands)	2010	2009

Banco Popular de Puerto Rico:
Commercial Banking	$1	($1)
Consumer and Retail Banking	1	(2)
Other Financial Services	(70)	(68)
Banco Popular North America	6	11
EVERTEC	(37,388)	(36,209)

Total intersegment revenues from continuing operations	($37,450)	($36,269)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended
	March 31,	March 31,
(In thousands)	2010	2009

Revenues (1)
Puerto Rico	$308,580	$507,130
United States	89,638	59,083
Other	28,565	41,004

Total consolidated revenues from continuing operations	$426,783	$607,217

(1)	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009

Selected Balance Sheet Information: (1)
Puerto Rico
Total assets	$22,035,181	$22,480,832	$24,067,736
Loans	13,989,155	14,176,793	14,979,412
Deposits	16,383,261	16,634,123	16,659,788
Mainland United States
Total assets	$10,569,801	$11,033,114	$12,499,283
Loans	8,370,929	8,825,559	9,862,219
Deposits	7,874,502	8,242,604	9,428,140
Other
Total assets	$1,227,455	$1,222,379	$1,130,373
Loans	824,627	801,557	704,561
Deposits (2)	1,102,549	1,048,167	1,061,839

(1)	Does not include balance sheet information of the discontinued operations for the period ended March 31, 2009.

(2)	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 26 — Subsequent Events
Increase in authorized shares of common stock
On May 4, 2010, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 700,000,000 shares to 1,700,000,000.
Issuance of depository shares
In April 2010, the Corporation raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of Contingent Convertible Perpetual Non-Cumulative Preferred Stock, Series D, no par value, $1,000 liquidation preference per share. The preferred stock represented by depositary shares will automatically convert into shares of Popular common stock at a conversion rate of 8.3333 shares of common stock for each depositary share on May 11, 2010, which is the 5th business day after the Corporation’s common shareholders approved the amendment to the Corporation’s restated certificate of incorporation to increase the number of authorized shares of common stock. The conversion of the preferred stock will result in the issuance of over 383 million additional shares of common stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses.

FDIC-assisted transaction
On April 30, 2010, the Corporation’s banking subsidiary, BPPR (“the Bank”), acquired certain assets and assumed certain deposit liabilities of Westernbank Puerto Rico, a Puerto Rico chartered non-member bank headquartered in Mayagüez, Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Westernbank, in an assisted transaction (herein, the “FDIC-assisted transaction”).
BPPR acquired approximately $9.2 billion in assets and assumed approximately $2.5 billion in non-brokered deposit liabilities. No brokered deposit liabilities were assumed. As part of the transaction, BPPR issued a five-year $5.8 billion note to the FDIC bearing an annual interest rate of 2.50%. The note is secured by all loans and foreclosed real estate acquired by BPPR from the FDIC that are subject to the shared-loss agreements and certain related assets.
In connection with the acquisition, BPPR entered into loss sharing agreements with the FDIC with respect to approximately $8.7 billion of loans, including single family residential mortgage loans and commercial loans (referred to collectively as “Covered Assets”). Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse BPPR for 80% of losses with respect to Covered Assets, and BPPR will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss sharing agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years. The loss sharing agreement applicable to commercial loans provides for FDIC loss sharing for five years and BPPR reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.
BPPR also acquired Westernbank Insurance Corp., a wholly-owned subsidiary of the former Westernbank and a general insurance agent placing property, casualty, life, and disability insurance, primarily to mortgage customers of the former Westernbank. No other subsidiaries or other assets were acquired or liabilities assumed from the former Westernbank or its parent entity, W Holding Company Inc. The terms of the purchase and assumption agreement provide for the FDIC to indemnify BPPR against claims with respect to liabilities and assets of the former Westernbank or any of its affiliates not assumed or otherwise purchased by BPPR and with respect to certain other claims by third parties.
In addition, as part of the consideration for the transaction, the FDIC received a cash-settled value appreciation instrument (the “Value Appreciation Instrument”) in which BPPR agreed to make a cash payment to the holder thereof equal to the product of (a) 50 million and (b) the amount by which the average volume weighted price of the Corporation’s common stock over the two NASDAQ trading days immediately prior to the date on which the Value Appreciation Instrument is exercised exceeds $3.43 (the Corporation’s 20-day trailing average common stock price on April 27). The Value Appreciation Instrument is exercisable by the holder thereof, in whole or in part, from and including May 7, 2010 to May 7, 2011.
All of the former Westernbank’s 46 branches and offices throughout Puerto Rico have reopened as branches and offices of BPPR. The physical branch locations and leases were not immediately acquired by BPPR in the acquisition. BPPR has an option, exercisable until July 29, 2010, to acquire, at fair market value, any bank premises that were owned by, or any leases relating to bank premises held by, the former Westernbank (including ATM locations). BPPR is currently reviewing the bank premises and related leases of the former Westernbank. In addition, BPPR has an option, exercisable until May 30, 2010, to elect to assume or reject any contracts that provided for the rendering of services by or to the former Westernbank.
The FDIC-assisted transaction will be accounted for using the acquisition method of accounting, and as such, the acquired assets and assumed liabilities are to be recognized initially at fair value.
The foregoing amounts represent Westernbank’s book value and do not reflect fair value. These amounts are estimates and, accordingly, are subject to adjustment based upon final settlement with the FDIC. The Corporation is currently awaiting the final settlement with the FDIC and, given the limited timeframe since the effective date of the FDIC-assisted transaction, fair value determinations on assets acquired and liabilities assumed and supplemental pro-forma information, to the extent required, are not available.

Other matters
In connection with the FDIC-assisted transaction, the Corporation made a commitment to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) that, if BPPR was a successful bidder in an FDIC-assisted transaction, the Corporation would raise additional Tier 1 capital of at least $500 million either through the sale of certain assets, which could include a sale of EVERTEC, BPPR’s merchant acquiring business and certain other of Popular’s financial transaction processing and technology services operations, or through the issuance of additional Tier 1 capital to investors, or some combination thereof. If the Corporation does not raise the additional capital from the sale of assets, it would be required to issue additional Tier 1 capital securities, which could include, among other things, common stock or preferred stock, to meet this commitment.
The Corporation has evaluated events subsequent to March 31, 2010 and has determined that there are no events requiring recognition in the consolidated financial statements for the quarter ended March 31, 2010.
Note 27 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of March 31, 2010, December 31, 2009 and March 31, 2009, and the results of their operations and cash flows for the quarters ended March 31, 2010 and 2009.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiary Equity One, Inc.; and

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of March 31, 2010, BPPR could have declared a dividend of approximately $81 million (March 31, 2009 — $82 million) without the approval of the Federal Reserve Board. As of December 31, 2009, BPPR was required to obtain the approval of the Federal Reserve Board to declare a dividend. As of March 31, 2010, December 31, 2009 and March 31, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2009 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$796	$25	$736	$592,482	($1,864)	$592,175
Money market investments	51	348	219	1,004,654	(519)	1,004,753
Trading account securities, at fair value				380,149		380,149
Investment securities available-for-sale, at fair value		3,678		6,533,693	(1,625)	6,535,746
Investment securities held-to-maturity, at amortized cost	395,783	1,250		182,563	(370,000)	209,596
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	141,521		156,864
Investment in subsidiaries	2,988,199	693,198	1,130,907		(4,812,304)
Loans held-for-sale measured at lower of cost or fair value				106,412		106,412

Loans held-in-portfolio	77,187			23,180,571	(68,160)	23,189,598
Less — Unearned income				111,299		111,299
Allowance for loan losses	60			1,276,976		1,277,036

	77,127			21,792,296	(68,160)	21,801,263

Premises and equipment, net	2,874		125	576,452		579,451
Other real estate	74			134,813		134,887
Accrued income receivable	128	7	31	131,094	(17)	131,243
Servicing assets				175,776		175,776
Other assets	35,328	79,585	18,317	1,290,748	(45,967)	1,378,011
Goodwill				604,349		604,349
Other intangible assets	554			41,208		41,762

	$3,511,764	$778,092	$1,154,827	$33,688,210	($5,300,456)	$33,832,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,478,119	($1,864)	$4,476,255
Interest bearing				20,884,576	(519)	20,884,057

				25,362,695	(2,383)	25,360,312
Assets sold under agreements to repurchase				2,491,506		2,491,506
Other short-term borrowings			$9,100	82,323	(68,160)	23,263
Notes payable at cost	$994,477		430,914	1,103,701		2,529,092
Subordinated notes				370,000	(370,000)
Other liabilities	30,086	$48	46,075	912,685	(47,831)	941,063

	1,024,563	48	486,089	30,322,910	(488,374)	31,345,236

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,797,328	3,497,438	3,381,208	4,697,181	(11,568,917)	2,804,238
Accumulated deficit	(370,897)	(2,700,825)	(2,729,863)	(1,422,759)	6,846,537	(377,807)
Treasury stock, at cost	(16)					(16)
Accumulated other comprehensive income (loss), net of tax	4,231	(22,530)	17,391	38,556	(33,417)	4,231

	2,487,201	778,044	668,738	3,365,300	(4,812,082)	2,487,201

	$3,511,764	$778,092	$1,154,827	$33,688,210	($5,300,456)	$33,832,437

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2009
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,174	$300	$738	$677,606	($2,488)	$677,330
Money market investments	51	56,144	238	1,002,702	(56,338)	1,002,797
Trading account securities, at fair value				462,436		462,436
Investment securities available-for-sale, at fair value		2,448		6,694,053	(1,787)	6,694,714
Investment securities held-to-maturity, at amortized cost	455,777	1,250		185,935	(430,000)	212,962
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,806		164,149
Investment in subsidiaries	3,046,342	733,737	1,156,680		(4,936,759)
Loans held-for-sale measured at lower of cost or fair value				90,796		90,796

Loans held-in-portfolio	109,632			23,844,455	(126,824)	23,827,263
Less — Unearned income				114,150		114,150
Allowance for loan losses	60			1,261,144		1,261,204

	109,572			22,469,161	(126,824)	22,451,909

Premises and equipment, net	2,907		125	581,821		584,853
Other real estate	74			125,409		125,483
Accrued income receivable	120	127	132	125,857	(156)	126,080
Servicing assets				172,505		172,505
Other assets	33,828	73,308	21,162	1,242,099	(48,238)	1,322,159
Goodwill				604,349		604,349
Other intangible assets	554			43,249		43,803

	$3,661,249	$867,315	$1,183,567	$34,626,784	($5,602,590)	$34,736,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,497,730	($2,429)	$4,495,301
Interest bearing				21,485,931	(56,338)	21,429,593

				25,983,661	(58,767)	25,924,894
Assets sold under agreements to repurchase				2,632,790		2,632,790
Other short-term borrowings	$24,225		$700	107,226	(124,825)	7,326
Notes payable at cost	1,064,462		433,846	1,152,324	(2,000)	2,648,632
Subordinated notes				430,000	(430,000)
Other liabilities	33,745	$40	45,547	954,525	(49,991)	983,866

	1,122,432	40	480,093	31,260,526	(665,583)	32,197,508

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,797,328	3,437,437	3,321,208	4,637,181	(11,388,916)	2,804,238
Accumulated deficit	(285,842)	(2,541,802)	(2,627,520)	(1,329,311)	6,491,723	(292,752)
Treasury stock, at cost	(15)					(15)
Accumulated other comprehensive (loss) income, net of tax	(29,209)	(32,321)	9,784	6,066	16,471	(29,209)

	2,538,817	867,275	703,474	3,366,258	(4,937,007)	2,538,817

	$3,661,249	$867,315	$1,183,567	$34,626,784	($5,602,590)	$34,736,325

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	Subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,100	$64	$7,685	$696,327	($1,693)	$703,483
Money market investments	39,801	41,301	233,420	1,423,560	(312,611)	1,425,471
Trading account securities, at fair value				696,647		696,647
Investment securities available-for-sale, at fair value	436,513	4,502		6,523,223		6,964,238
Investment securities held-to-maturity, at amortized cost	455,770	1,250		291,874	(430,000)	318,894
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	195,195		222,013
Investment in subsidiaries	2,493,412	106,585	1,305,682		(3,905,679)
Loans held-for-sale measured at lower of cost or fair value				308,206		308,206

Loans held-in-portfolio	512,600			25,364,875	(521,722)	25,355,753
Less — Unearned income				117,767		117,767
Allowance for loan losses	60			1,057,065		1,057,125

	512,540			24,190,043	(521,722)	24,180,861

Premises and equipment, net	21,392		127	602,693		624,212
Other real estate	74			95,699		95,773
Accrued income receivable	1,921	115	2,483	140,129	(2,534)	142,114
Servicing assets				181,095		181,095
Other assets	29,218	68,640	21,253	1,085,813	(27,846)	1,177,078
Goodwill				606,440		606,440
Other intangible assets	554			50,313		50,867
Assets from discontinued operations				12,036		12,036

	$4,006,720	$222,458	$1,583,042	$37,099,293	($5,202,085)	$37,709,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,374,001	($1,635)	$4,372,366
Interest bearing				23,050,212	(272,811)	22,777,401

				27,424,213	(274,446)	27,149,767
Assets sold under agreements to repurchase				2,921,797	(39,800)	2,881,997
Other short-term borrowings	$37,549		$10,302	501,324	(519,722)	29,453
Notes payable at cost	793,300		1,445,031	1,162,732	(2,000)	3,399,063
Subordinated notes				430,000	(430,000)
Other liabilities	43,957	$115	49,189	1,042,136	(30,584)	1,104,813
Liabilities from discontinued operations				12,421		12,421

	874,806	115	1,504,522	33,494,623	(1,296,552)	34,577,514

Stockholders’ equity:
Preferred stock	1,485,287					1,485,287
Common stock	1,692,209	3,961	2	52,318	(56,281)	1,692,209
Surplus	487,661	2,301,193	2,184,964	4,291,726	(8,769,089)	496,455
Accumulated deficit	(442,561)	(2,030,846)	(2,097,149)	(697,357)	4,816,558	(451,355)
Accumulated other comprehensive loss, net of tax	(90,682)	(51,965)	(9,297)	(42,017)	103,279	(90,682)

	3,131,914	222,343	78,520	3,604,670	(3,905,533)	3,131,914

	$4,006,720	$222,458	$1,583,042	$37,099,293	($5,202,085)	$37,709,428

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$87,400	$7,500			($94,900)
Loans	943			$354,508	(802)	$354,649
Money market investments		212		1,042	(212)	1,042
Investment securities	7,166	9	$81	64,512	(6,842)	64,926
Trading account securities				6,578		6,578

	95,509	7,721	81	426,640	(102,756)	427,195

INTEREST EXPENSE:
Deposits				93,186	(212)	92,974
Short-term borrowings	28		31	15,986	(786)	15,259
Long-term debt	30,235		7,675	19,155	(7,020)	50,045

	30,263		7,706	128,327	(8,018)	158,278

Net interest income (loss)	65,246	7,721	(7,625)	298,313	(94,738)	268,917
Provision for loan losses				240,200		240,200

Net interest income (loss) after provision for loan losses	65,246	7,721	(7,625)	58,113	(94,738)	28,717
Service charges on deposit accounts				50,578		50,578
Other service fees				101,878	(558)	101,320
Net gain on sale and valuation adjustments of investment securities				81		81
Trading account loss				(223)		(223)
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(12,222)		(12,222)
Other operating income (loss)	1,909	6,564	(1,226)	11,233	(148)	18,332

	67,155	14,285	(8,851)	209,438	(95,444)	186,583

OPERATING EXPENSES:
Personnel costs:
Salaries	5,434	86		90,424	(71)	95,873
Pension and other benefits	753	13		24,311	(18)	25,059

	6,187	99		114,735	(89)	120,932
Net occupancy expenses	650	7	1	28,218		28,876
Equipment expenses	700			22,753		23,453
Other taxes	367			11,937		12,304
Professional fees	3,369	4	3	24,290	(617)	27,049
Communications	121	6		10,645		10,772
Business promotion	173			8,122		8,295
Printing and supplies	17			2,352		2,369
FDIC deposit insurance				15,318		15,318
Other operating expenses	(10,933)	(100)	108	40,943	(522)	29,496
Amortization of intangibles				2,049		2,049

	651	16	112	281,362	(1,228)	280,913

Income (loss) before income tax and equity in losses of subsidiaries	66,504	14,269	(8,963)	(71,924)	(94,216)	(94,330)
Income tax (benefit) expense	(23)	10		(9,477)	215	(9,275)

Income (loss) before equity in losses of subsidiaries	66,527	14,259	(8,963)	(62,447)	(94,431)	(85,055)
Equity in undistributed losses of subsidiaries	(151,582)	(109,382)	(93,381)		354,345

NET LOSS	($85,055)	($95,123)	($102,344)	($62,447)	$259,914	($85,055)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$40,625				($40,625)
Loans	1,558		$7	$401,531	(1,328)	$401,768
Money market investments	75	$296	2,126	3,134	(2,498)	3,133
Investment securities	10,879	35	223	69,361	(7,015)	73,483
Trading account securities				10,808		10,808

	53,137	331	2,356	484,834	(51,466)	489,192

INTEREST EXPENSE:
Deposits				150,459	(2,420)	148,039
Short-term borrowings	70		41	21,980	(1,388)	20,703
Long-term debt	12,814		22,944	19,506	(7,300)	47,964

	12,884		22,985	191,945	(11,108)	216,706

Net interest income (loss)	40,253	331	(20,629)	292,889	(40,358)	272,486
Provision for loan losses				372,529		372,529

Net interest income (loss) after provision for loan losses	40,253	331	(20,629)	(79,640)	(40,358)	(100,043)
Service charges on deposit accounts				53,741		53,741
Other service fees				99,321	(788)	98,533
Net (loss) gain on sale and valuation adjustments of investment securities		(6,589)		182,735		176,146
Trading account profit				6,823		6,823
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(13,813)		(13,813)
Other operating income (loss)	8	3,568	(408)	10,871	(738)	13,301

	40,261	(2,690)	(21,037)	260,038	(41,884)	234,688

OPERATING EXPENSES:
Personnel costs:
Salaries	5,248	92		99,983		105,323
Pension and other benefits	2,404	20		37,544		39,968

	7,652	112		137,527		145,291
Net occupancy expenses	654	8	1	25,778		26,441
Equipment expenses	760		2	25,342		26,104
Other taxes	832			12,344		13,176
Professional fees	3,167	3		23,256	(1,525)	24,901
Communications	92	4	5	11,726		11,827
Business promotion	237			7,673		7,910
Printing and supplies	8			2,782		2,790
FDIC deposit insurance				9,117		9,117
Other operating expenses	(12,938)	(100)	(93)	47,809	(444)	34,234
Amortization of intangibles				2,406		2,406

	464	27	(85)	305,760	(1,969)	304,197

Income (loss) before income tax and equity in losses of subsidiaries	39,797	(2,717)	(20,952)	(45,722)	(39,915)	(69,509)
Income tax expense (benefit)	257	15	(1,628)	(25,854)	277	(26,933)

Income (loss) before equity in losses of subsidiaries	39,540	(2,732)	(19,324)	(19,868)	(40,192)	(42,576)
Equity in undistributed losses of subsidiaries	(82,116)	(220,994)	(202,461)		505,571

Net loss from continuing operations	(42,576)	(223,726)	(221,785)	(19,868)	465,379	(42,576)
Net loss from discontinued operations, net of tax				(9,946)		(9,946)
Equity in undistributed losses of discontinued operations	(9,946)	(9,946)	(9,946)		29,838

NET LOSS	($52,522)	($233,672)	($231,731)	($29,814)	$495,217	($52,522)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2010 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	($85,055)	($95,123)	($102,344)	($62,447)	$259,914	($85,055)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	151,582	109,381	93,380		(354,343)
Depreciation and amortization of premises and equipment	192		1	15,198		15,391
Provision for loan losses				240,200		240,200
Amortization of intangibles				2,049		2,049
Amortization and fair value adjustment of servicing assets				470		470
Amortization of discount on junior subordinated debentures	5,015		69			5,084
Net gain on sale and valuation adjustment of investment securities				(81)		(81)
Net loss (gain) on disposition of premises and equipment	28			(1,673)		(1,645)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				12,222		12,222
Net amortization of premiums and accretion of discounts on investments	(7)			6,268	(162)	6,099
Net amortization of premiums and deferred loan origination fees and costs				1,783		1,783
(Earnings) losses from investments under the equity method	(1,909)	(6,563)	1,226	(49)	(421)	(7,716)
Stock options expense
Deferred income taxes, net of valuation	(23)			(20,359)	214	(20,168)
Net disbursements on loans held-for-sale				(166,868)		(166,868)
Acquisitions of loans held-for-sale				(59,436)		(59,436)
Proceeds from sale of loans held-for-sale				21,654		21,654
Net decrease in trading securities				221,975		221,975
Net (increase) decrease in accrued income receivable	(8)	120	101	(5,238)	(138)	(5,163)
Net decrease in other assets	432	6	1,620	5,599	(2,065)	5,592
Net (decrease) increase in interest payable	(2,708)		2,073	(15,860)	138	(16,357)
Net increase in postretirement benefit obligation				1,097		1,097
Net (decrease) increase in other liabilities	(951)	8	(1,547)	(5,515)	2,022	(5,983)

Total adjustments	151,643	102,952	96,923	253,436	(354,755)	250,199

Net cash provided by (used in) operating activities	66,588	7,829	(5,421)	190,989	(94,841)	165,144

Cash flows from investing activities:
Net decrease (increase) in money market investments		55,796	19	(1,975)	(55,819)	(1,979)
Purchases of investment securities:
Available-for-sale				(208,004)		(208,004)
Held-to-maturity	(25,783)			(6,061)		(31,844)
Other				(8,191)		(8,191)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				373,676		373,676
Held-to-maturity	85,783			9,446	(60,000)	35,229
Other				15,476		15,476
Proceeds from sale of investment securities available-for-sale
Proceeds from sale of other investment securities
Net repayments on loans	32,446			424,953	(58,665)	398,734
Proceeds from sale of loans				6,398		6,398
Acquisition of loan portfolios				(39,611)		(39,611)
Capital contribution to subsidiary	(60,000)	(60,000)	(60,000)		180,000
Mortgage servicing rights purchased				(182)		(182)
Acquisition of premises and equipment	(269)			(14,780)		(15,049)
Proceeds from sale of premises and equipment	83			6,624		6,707
Proceeds from sale of foreclosed assets				32,905		32,905

Net cash provided by (used in) investing activities	32,260	(4,204)	(59,981)	590,674	5,516	564,265

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE QUARTER ENDED MARCH 31, 2010 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(620,976)	56,384	(564,592)
Net decrease in assets sold under agreements to repurchase				(141,284)		(141,284)
Net (decrease) increase in other short-term borrowings	(24,225)		8,400	(24,903)	56,665	15,937
Payments of notes payable and subordinated notes	(75,000)		(3,000)	(108,624)	62,000	(124,624)
Proceeds from issuance of notes payable
Dividends paid to parent company		(63,900)		(31,000)	94,900
Dividends paid
Treasury stock acquired	(1)					(1)
Capital contribution from parent		60,000	60,000	60,000	(180,000)

Net cash (used in) provided by financing activities	(99,226)	(3,900)	65,400	(866,787)	89,949	(814,564)

Net decrease in cash and due from banks	(378)	(275)	(2)	(85,124)	624	(85,155)
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$796	$25	$736	$592,482	($1,864)	$592,175

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	($52,522)	($233,672)	($231,731)	($29,814)	$495,217	($52,522)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	92,062	230,940	212,408		(535,410)
Depreciation and amortization of premises and equipment	584		1	16,464		17,049
Provision for loan losses				372,529		372,529
Amortization of intangibles				2,406		2,406
Amortization and fair value adjustment of servicing assets				5,257		5,257
Net loss (gain) on sale and valuation adjustment of investment securities		6,589		(182,735)		(176,146)
Gains from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(816)		(816)
Net gain on disposition of premises and equipment	(1)			(75)		(76)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				13,073		13,073
Net amortization of premiums and accretion of discounts on investments	151			4,137		4,288
Net amortization of premiums and deferred loan origination fees and costs				763		763
(Earnings) losses from investments under the equity method	(9)	(3,568)	408	194	(518)	(3,493)
Stock options expense	125			7		132
Deferred income taxes, net of valuation	257			(50,339)	(415)	(50,497)
Net disbursements on loans held-for-sale				(317,338)		(317,338)
Acquisitions of loans held-for-sale				(113,360)		(113,360)
Proceeds from sale of loans held-for-sale				26,901		26,901
Net decrease in trading securities				212,367		212,367
Net (increase) decrease in accrued income receivable	(889)	359	(622)	64,753	(49,562)	14,039
Net decrease (increase) in other assets	5,797	15	(129)	46,864	222	52,769
Net (decrease) increase in interest payable	(1,777)		4,691	(66,412)	49,562	(13,936)
Net increase in postretirement benefit obligation				868		868
Net (decrease) increase in other liabilities	(2,402)	(2)	(23,497)	72,131	320	46,550

Total adjustments	93,898	234,333	193,260	107,639	(535,801)	93,329

Net cash provided by (used in) operating activities	41,376	661	(38,471)	77,825	(40,584)	40,807

Cash flows from investing activities:
Net decrease (increase) in money market investments	49,893	(686)	216,826	(629,040)	(267,810)	(630,817)
Purchases of investment securities:
Available-for-sale	(245,096)			(2,694,038)		(2,939,134)
Held-to-maturity	(25,770)					(25,770)
Other				(17,701)		(17,701)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				363,863		363,863
Held-to-maturity	1,500			169		1,669
Other				13,355		13,355
Proceeds from sale of investment securities available-for-sale				3,546,944		3,546,944
Net repayments on loans	314,611		12,800	369,364	(346,898)	349,877
Proceeds from sale of loans				278,481		278,481
Acquisition of loan portfolios				(4,883)		(4,883)
Capital contribution to subsidiary			(200,000)		200,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(327)		(327)
Acquisition of premises and equipment	(72)			(23,114)		(23,186)
Proceeds from sale of premises and equipment	153			2,654		2,807
Proceeds from sale of foreclosed assets	47			34,868		34,915

Net cash provided by (used in) investing activities	52,295	(686)	72,597	1,240,595	(414,708)	950,093

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE QUARTER ENDED MARCH 31, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(613,692)	216,962	(396,730)
Net decrease in assets sold under agreements to repurchase	(44,471)			(675,020)	49,880	(669,611)
Net (decrease) increase in other short-term borrowings	(5,220)		9,802	(326,961)	346,898	24,519
Payments of notes payable			(44,149)	(3,789)		(47,938)
Proceeds from issuance of notes payable			238	60,000		60,238
Dividends paid to parent company				(40,625)	40,625
Dividends paid	(42,881)					(42,881)
Treasury stock acquired	(1)					(1)
Capital contribution from parent				200,000	(200,000)

Net cash used in financing activities	(92,573)		(34,109)	(1,400,087)	454,365	(1,072,404)

Net increase (decrease) in cash and due from banks	1,098	(25)	17	(81,667)	(927)	(81,504)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$1,100	$64	$7,685	$696,327	($1,693)	$703,483

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
OVERVIEW
The Corporation is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses.
The Corporation reported a net loss of $85.1 million for the quarter ended March 31, 2010, compared with a net loss of $52.5 million for the quarter ended March 31, 2009. Table A provides selected financial data and performance indicators for the quarters ended March 31, 2010 and 2009.
The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended March 31, 2010 compared to the results of operations for the same quarter in 2009. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.
Financial highlights:
•	Net interest income for the first quarter of 2010 declined $3.6 million, compared with the first quarter of 2009. This decline was primarily due to lower average balances of earning assets by $4.1 billion, principally loans and investment securities, partially offset by an increase of 33 basis points on the net interest margin on a taxable equivalent basis. The decline in the average loan portfolio was influenced by lower origination activity, loan charge-offs, the sale of most of the lease financing portfolio in the U.S. mainland operations in early 2009, and the impact of the running-off portfolio related to the downsizing or discontinuance of certain loan origination units in the U.S. mainland. Also, the decline in investment securities was associated with the Corporation’s deleveraging strategies during 2009. Competitive deposit pricing in the low interest rate environment helped mitigate the impact of declining asset yields, elevated levels of non-performing loans, and the increase in the cost of long-term funding. Refer to the Net Interest Income section in this MD&A for a detailed discussion of the principal factors that contributed to the variance in net interest income.

•	The provision for loan losses for the quarter ended March 31, 2010 decreased by $132.3 million compared with the same quarter in the previous year. The deteriorated conditions of the Puerto Rico and U.S. economies that prevailed during 2009, declines in property values, and slowdown in consumer spending, negatively impacted the Corporation’s net charge-offs and non-performing assets levels, thus demanding substantial reserve increases during 2009, when compared with 2010. Also, the decrease of approximately $2.2 billion in loans held-in-portfolio since March 31, 2009, particularly in the commercial, construction and consumer loan portfolios, contributed to the lower level of provision for loan losses for the first quarter of 2010. The ratio of allowance for loan losses to loans held-in-portfolio was 5.53% as of March 31, 2010, compared with 5.32% as of December 31, 2009, and 4.19% as of March 31,2009. Non-performing loans as of March 31, 2010 increased $37 million, or 2%, compared with December 31, 2009, particularly in mortgage loans by $48 million, or 9%, while other loan categories remained at closely similar levels, or declined, such as consumer non-performing loans which were $6 million, or 9%, lower. During the first quarter of 2010, the Corporation experienced improved delinquency trends in certain portfolios, such as home equity lines of credit and closed-end second mortgages at E-LOAN and non-conventional mortgage loans at BPNA. Management recognizes that the Puerto Rico and U.S. mainland economies remain fragile, unemployment is still elevated and real estate markets continue to be unstable. Therefore, it may be early to expect that this recent favorable experience on non-performing loans in certain portfolios compared with December 31, 2009 is indicative of a sustainable longer-term trend. Management continues reinforcing loan management and workout teams.
•	Non-interest income for the quarter ended March 31, 2010 decreased $176.9 million, compared with the quarter ended March 31, 2009, mostly driven by lower net gains on the sale and valuation adjustments of investment securities by $176.1 million.

•	Operating expenses for the first quarter of 2010 decreased $23.3 million compared with the first quarter of 2009, principally due to lower personnel costs by $24.4 million. The reduction in personnel costs included reductions associated with the pension, postretirement medical and savings plans, as well as a reduction in salaries in part due to headcount reduction, principally in the U.S. mainland operations. Management continues focused on controlling operating expenses.

•	Income tax benefit amounted to $9.3 million for the quarter ended March 31, 2010, compared with an income tax benefit of $26.9 million for the quarter ended March 31, 2009. Refer to the Income Taxes section in this MD&A for a discussion on the tax variance and a reconciliation of the effective tax rate for the quarters ended March 31, 2010 and 2009.

•	Total assets amounted to $33.8 billion as of March 31, 2010, compared with $34.7 billion as of December 31, 2009 and $37.7 billion as of March 31, 2009. The decline in total assets, when compared to December 31, 2009, was principally in loans held-in-portfolio by $635 million, mainly commercial loans, and in the Corporation’s portfolio of investment securities available-for-sale by $159 million. The decline in total assets as of March 31, 2010, compared with March 31, 2009, was principally in loans held-in-portfolio by $2.2 billion and in investment securities available-for-sale by $429 million. The decline in the loan portfolio was influenced by high levels of loan charge-offs and the impact of exiting origination channels at BPNA as part of the restructuring activities undertaken during 2009. Furthermore, the deteriorated financial environment has required the Corporation to strengthen its underwriting standards and ensure that it prices its loans appropriately. As a result of this challenging financial environment, together with caution being exercised by customers, and management’s decision to exit selected businesses, the Corporation has seen a reduction in the volume of loans. Refer to Table P in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits totaled $25.4 billion as of March 31, 2010, compared with $25.9 billion as of December 31, 2009 and $27.1 billion as of March 31, 2009. The decrease in deposits occurred principally due to closure, sale and consolidation of branches in the U.S. mainland operations, and the attrition impact due to the reduction in the pricing of deposits, including internet deposits. Borrowed funds amounted to $5.0 billion as of March 31, 2010, compared with $5.3 billion as of December 31, 2009 and $6.3 billion as of March 31, 2009. The reduction in total borrowings from March 31, 2009 to March 31, 2010 was principally due to deleverage strategies.
Popular, Inc.’s capital ratios continued to exceed all “well-capitalized” regulatory benchmarks as of March 31, 2010. Refer to Table J in this MD&A for information on the regulatory capital position of the Corporation. As explained in the Subsequent Events section in this MD&A, the Corporation raised net proceeds from the public offering of depository shares effected in April 2010 amounting to approximately $1.1 billion, which has strengthened the capital and liquidity position of the parent holding company. Refer to the Statement of Condition and Liquidity Risk sections of this MD&A for variance explanations and funding sources.

As indicated in previous filings with the SEC, in late 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations for the quarter ended March 31, 2009 was $9.9 million, net of taxes. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for FTEs that were retained for a transition period. The results of PFH are presented as part of “Loss from discontinued operations, net of income tax” in Table A. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.
TABLE A
Financial Highlights

Financial Condition Highlights	As of March 31,			Average for the first quarter
(In thousands)	2010	2009*	Variance	2010	2009*	Variance

Money market investments	$1,004,753	$1,425,471	($420,718)	$891,622	$1,367,413	($475,791)
Investment and trading securities	7,282,355	8,201,792	(919,437)	7,252,460	8,373,879	(1,121,419)
Loans	23,184,711	25,546,192	(2,361,481)	23,344,864	25,830,240	(2,485,376)
Total earning assets	31,471,819	35,173,455	(3,701,636)	31,488,946	35,571,532	(4,082,586)
Total assets	33,832,437	37,709,428	(3,876,991)	33,916,221	38,436,913	(4,520,692)
Deposits	25,360,312	27,149,767	(1,789,455)	25,541,357	27,436,228	(1,894,871)
Borrowings	5,043,861	6,310,513	(1,266,652)	5,075,830	6,774,776	(1,698,946)
Stockholders’ equity	2,487,201	3,131,914	(644,713)	2,419,165	3,112,934	(693,769)

Operating Highlights	First Quarter
(In thousands, except per share information)	2010	2009	Variance

Net interest income	$268,917	$272,486	($3,569)
Provision for loan losses	240,200	372,529	(132,329)
Non-interest income	157,866	334,731	(176,865)
Operating expenses	280,913	304,197	(23,284)

Loss from continuing operations before income tax	(94,330)	(69,509)	(24,821)
Income tax benefit	(9,275)	(26,933)	17,658

Loss from continuing operations, net of income tax	(85,055)	(42,576)	(42,479)
Loss from discontinued operations, net of income tax	—	(9,946)	9,946

Net loss	($85,055)	($52,522)	($32,533)

Net loss applicable to common stock	($85,055)	($77,200)	($7,855)

Net loss per common share:
Net loss from continuing operations — basic and diluted	($0.13)	($0.24)	$0.11
Net loss from discontinued operations — basic and diluted	—	($0.03)	$0.03

Total net loss per common share — basic and diluted	($0.13)	($0.27)	$0.14

		First Quarter
Selected Statistical Information		2010	2009

Common Stock Data
Market price
High		$2.91	$5.52
Low		1.75	1.47
End		2.91	2.16
Book value per common share at period end		3.81	5.84
Dividends declared per common share		—	0.02

Profitability Ratios
Return on assets		(1.02%)	(0.55%)
Return on common equity		(14.56)	(19.13)
Net interest spread (taxable equivalent)		3.27	2.89
Net interest margin (taxable equivalent)		3.68	3.35

Capitalization Ratios
Average equity to average assets		7.13%	8.10%
Tier I capital to risk-weighted assets		9.51	11.16
Total capital to risk-weighted assets		10.97	12.44
Leverage ratio		7.34	8.54

*	Excludes discontinued operations.

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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2009, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, including Item 1A of Part II, readers should consider.
The Corporation’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) system under the symbol BPOP.
SUBSEQUENT EVENTS
Increase in authorized shares of common stock
On May 4, 2010, the stockholders of the Corporation approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 700,000,000 to 1,700,000,000 shares.
Issuance of depository shares
In April 2010, the Corporation raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of Contingent Convertible Perpetual Non-Cumulative Preferred Stock, Series D, no par value, $1,000 liquidation preference per share. The preferred stock represented by depositary shares will automatically convert into shares of Popular common stock at a conversion rate of 8.3333 shares of common stock for each depositary share on May 11, 2010, which is the 5th business day after the Corporation’s common shareholders approved the amendment to the Corporation’s restated certificate of incorporation to increase the number of authorized shares of common stock. The conversion of the preferred stock will result in the issuance of over 383 million additional shares of common stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses.
FDIC-assisted transaction
On April 30, 2010, the Corporation’s banking subsidiary, BPPR (“the Bank”), acquired certain assets and assumed certain deposit liabilities of Westernbank Puerto Rico, a Puerto Rico chartered non-member bank headquartered in Mayaguez, Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for Westernbank, in an assisted transaction (herein, the “FDIC-assisted transaction”).
BPPR acquired approximately $9.2 billion in assets and assumed approximately $2.5 billion in non-brokered deposit liabilities. No brokered deposit liabilities were assumed. As part of the transaction, BPPR issued a five-year $5.8 billion note to the FDIC bearing an annual interest rate of 2.50%. The note is secured by all loans and foreclosed real estate acquired by BPPR from the FDIC that are subject to the shared-loss agreements and certain related assets.
In connection with the acquisition, BPPR entered into loss sharing agreements with the FDIC with respect to approximately $8.7 billion of loans, including single family residential mortgage loans and commercial loans (referred to collectively as “Covered Assets”). Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse BPPR for 80% of losses with respect to Covered Assets, and BPPR will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss sharing agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years. The loss sharing agreement applicable to commercial loans provides for FDIC loss sharing for five years and BPPR reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.

BPPR also acquired Westernbank Insurance Corp., a wholly-owned subsidiary of the former Westernbank and a general insurance agent placing property, casualty, life, and disability insurance, primarily to mortgage customers of the former Westernbank. No other subsidiaries or other assets were acquired or liabilities assumed from the former Westernbank or its parent entity, W Holding Company Inc. The terms of the purchase and assumption agreement provide for the FDIC to indemnify BPPR against claims with respect to liabilities and assets of the former Westernbank or any of its affiliates not assumed or otherwise purchased by BPPR and with respect to certain other claims by third parties.
In addition, as part of the consideration for the transaction, the FDIC received a cash-settled value appreciation instrument (the “Value Appreciation Instrument”) in which BPPR agreed to make a cash payment to the holder thereof equal to the product of (a) 50 million and (b) the amount by which the average volume weighted price of the Corporation’s common stock over the two NASDAQ trading days immediately prior to the date on which the Value Appreciation Instrument is exercised exceeds $3.43 (the Corporation’s 20-day trailing average common stock price on April 27). The Value Appreciation Instrument is exercisable by the holder thereof, in whole or in part, from and including May 7, 2010 to May 7, 2011.
All of the former Westernbank’s 46 branches and offices throughout Puerto Rico have reopened as branches and offices of BPPR. The physical branch locations and leases were not immediately acquired by BPPR in the acquisition. BPPR has an option, exercisable until July 29, 2010, to acquire, at fair market value, any bank premises that were owned by, or any leases relating to bank premises held by, the former Westernbank (including ATM locations). BPPR is currently reviewing the bank premises and related leases of the former Westernbank. In addition, BPPR has an option, exercisable until May 30, 2010, to elect to assume or reject any contracts that provided for the rendering of services by or to the former Westernbank.
The FDIC-assisted transaction will be accounted for using the acquisition method of accounting, and as such, the acquired assets and assumed liabilities are to be recognized initially at fair value.
The foregoing amounts represent Westernbank’s book value and do not reflect fair value. These amounts are estimates and, accordingly, are subject to adjustment based upon final settlement with the FDIC. The Corporation is currently awaiting the final settlement with the FDIC and, given the limited timeframe since the effective date of the FDIC-assisted transaction, fair value determinations on assets acquired and liabilities assumed and supplemental pro-forma information, to the extent required, are not available.
Refer to the Corporation’s Form 8-K filed with the SEC on May 6, 2010 for the “Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010”.
Other matters
In connection with the FDIC-assisted transaction, the Corporation made a commitment to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) that, if BPPR was a successful bidder in an FDIC-assisted transaction, the Corporation would raise additional Tier 1 capital of at least $500 million either through the sale of certain assets, which could include a sale of EVERTEC, BPPR’s merchant acquiring business and certain other of Popular’s financial transaction processing and technology services operations, or through the issuance of additional Tier 1 capital to investors, or some combination thereof. If the Corporation does not raise the additional capital from the sale of assets, it would be required to issue additional Tier 1 capital securities, which could include, among other things, common stock or preferred stock, to meet this commitment.
The Corporation has evaluated events subsequent to March 31, 2010 and has determined that there are no events requiring recognition in the consolidated financial statements for the quarter ended March 31, 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) — Accounting for Transfer of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor had not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of a financial asset which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC Subparagraph 860-10-40-6A. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions should be applied to transfers that occur on or after the effective date. On and after the effective date, existing qualifying special-purpose entities should be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the quarter ended March 31, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities), and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s results of operations or financial position for such period.
A securitization of a financial asset, a participating interest in a financial asset, or a pool of financial assets in which the Corporation (and its consolidated affiliates) (a) surrenders control over the assets transferred and (b) receives cash or other proceeds is accounted for as a sale. Control is considered to be surrendered only if all three of the following conditions are met: (1) the assets have been legally isolated; (2) the transferee has the ability to pledge or exchange the assets; and (3) the transferor otherwise no longer maintains effective control over the assets. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
The Corporation recognizes and initially measures at fair value a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in either of the following situations: (1) a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset that meets the requirements for sale accounting, or (2) an acquisition or assumption of a servicing obligation of financial assets that do not pertain to the Corporation or its consolidated subsidiaries. Upon adoption of ASU 2009-16, the Corporation does not recognize either a servicing asset or a servicing liability if it transfers or securitizes financial assets in a transaction that does not meet the requirements for sale accounting and is accounted for as a secured borrowing.
Refer to Note 8 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
FASB Accounting Standards Update 2009-17, Consolidations (ASC Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) and FASB Accounting Standards Update 2010-10, Consolidation (ASC Topic 810): Amendments for Certain Investment Funds (“ASU 2010-10”)
ASU 2009-17 amends the guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a variable interest entity with an approach focused on identifying which entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance requires reconsideration of whether an entity is a variable interest entity when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a variable interest entity. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The new accounting guidance on variable interest entities did not have an effect on the Corporation’s consolidated statement of condition or results of operations upon adoption.
The principal variable interest entities evaluated by the Corporation during the quarter ended March 31, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 16 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 13 to the consolidated financial statements).
Additionally, the Corporation has variable interests in certain investments that have the attributes of investment companies, as well as limited partnership investments in venture capital companies. However, in January 2010, the FASB issued ASU 2010-10, Consolidation (ASC Topic 810), Amendment for Certain Investment Funds, which deferred the effective date of the provisions of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have the attributes of entities subject to ASC Topic 946 (the “Investment Company Guide”). The FASB also decided to defer the application of ASU 2009-17 for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. Asset managers would continue to apply the applicable existing guidance to those entities that qualify for the deferral. ASU 2010-10 did not defer the disclosure requirements in ASU 2009-17.
The Corporation was not required to consolidate existing variable interest entities for which it has a variable interest as of March 31, 2010. Refer to Note 16 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.

FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 17 to the consolidated financial statements.
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)
ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The Corporation does not expect that the adoption of this standard will have a significant effect, if any, on its consolidated financial statements.
FASB Accounting Standards Update 2010-18,Receivables (Accounting Standards Codification (“ASC”) Topic 310) — Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a onetime election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation is currently evaluating the impact that the adoption of ASU 2010-18 may have in its consolidated financial statements.

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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to Fair Value Measurement of Financial Instruments, Loans and Allowance for Loan Losses, Income Taxes, Goodwill and Pension and Postretirement Benefit Obligations. These policies were unchanged from those disclosed by the Corporation as of December 31, 2009. For a summary of the Corporation’s critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2009 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2009 Annual Report for a summary of the Corporation’s significant accounting policies.
NET INTEREST INCOME
Net interest income from continuing operations, on a taxable equivalent basis, is presented with its different components on Table B for the quarter ended March 31, 2010 as compared with the same period in 2009, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the Puerto Rico Commonwealth and its agencies. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, have a temporary 5% tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for quarter ended March 31, 2010 included a favorable impact of $3.9 million related to these items compared to a favorable impact of $5.5 million for the quarter ended March 31, 2009.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2010	2009	Variance	2010	2009	Variance		2010	2009	Variance	Rate	Volume
($ in millions)									(In thousands)
$892	$1,367	($475)	0.47%	0.93%	(0.46%)	Money market investments	$1,042	$3,136	($2,094)	($1,174)	($920)
6,800	7,648	(848)	4.48	4.75	(0.27)	Investment securities	76,174	90,752	(14,578)	(1,946)	(12,632)
452	726	(274)	6.91	7.02	(0.11)	Trading securities	7,717	12,561	(4,844)	(189)	(4,655)

8,144	9,741	(1,597)	4.18	4.38	(0.20)		84,933	106,449	(21,516)	(3,309)	(18,207)

						Loans:
14,150	15,775	(1,625)	4.96	5.04	(0.08)	Commercial *	173,042	196,192	(23,150)	(5,335)	(17,815)
658	941	(283)	8.71	8.45	0.26	Leasing	14,319	19,890	(5,571)	591	(6,162)
4,550	4,534	16	6.37	6.89	(0.52)	Mortgage	72,415	78,044	(5,629)	(5,897)	268
3,987	4,580	(593)	10.31	9.97	0.34	Consumer	101,399	113,191	(11,792)	672	(12,464)

23,345	25,830	(2,485)	6.25	6.37	(0.12)		361,175	407,317	(46,142)	(9,969)	(36,173)

$31,489	$35,571	($4,082)	5.72%	5.82%	(0.10%)	Total earning assets	$446,108	$513,766	($67,658)	($13,278)	($54,380)

						Interest bearing deposits:
$4,811	$4,826	($15)	0.86%	1.32%	(0.46%)	NOW and money market**	$10,243	$15,707	($5,464)	($5,377)	($87)
5,527	5,578	(51)	0.89	1.09	(0.20)	Savings	12,126	15,024	(2,898)	(2,626)	(272)
10,823	12,822	(1,999)	2.65	3.71	(1.06)	Time deposits	70,605	117,308	(46,703)	(29,968)	(16,735)

21,161	23,226	(2,065)	1.78	2.58	(0.80)		92,974	148,039	(55,065)	(37,971)	(17,094)

2,476	3,353	(877)	2.50	2.50	—	Short-term borrowings	15,259	20,703	(5,444)	(698)	(4,746)
2,600	3,422	(822)	7.81	5.68	2.13	Medium and long-term debt	50,045	47,964	2,081	15,279	(13,198)

26,237	30,001	(3,764)	2.45	2.93	(0.48)	Total interest bearing liabilities	158,278	216,706	(58,428)	(23,390)	(35,038)
4,380	4,210	170				Non-interest bearing demand deposits
872	1,360	(488)				Other sources of funds

$31,489	$35,571	($4,082)	2.04%	2.47%	(0.43%)

			3.68%	3.35%	0.33%	Net interest margin

						Net interest income on a taxable equivalent basis	287,830	297,060	(9,230)	$10,112	($19,342)

			3.27%	2.89%	0.38%	Net interest spread

						Taxable equivalent adjustment	18,913	24,574	(5,661)

						Net interest income	$268,917	$272,486	($3,569)

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the reduction in the Corporation’s earning assets was the main cause of the decrease in net interest income. This reduction was influenced by the following:
•	A reduction in the average balance of investment securities resulting from the sale of approximately $3.4 billion in investment securities available-for-sale (mostly Federal Home Loan Bank (“FHLB”) notes during the first quarter of 2009, and subsequent reinvestment of approximately $2.9 billion of the proceeds, primarily in Government National Mortgage Association (“GNMA”) mortgage-backed securities. The prepayments associated with the GNMA and collateralized mortgage obligation (“CMO”) portfolios also contributed to the reduction in the overall balance of investment securities.
•	The Corporation has been closely monitoring excess liquidity balances; when appropriate, actions have been taken to reduce those balances which carry a negative spread.

•	The decrease in the commercial and construction loan portfolios was mainly the result of lower origination activity and loan charge-offs. The construction loan portfolio decreased on average $525 million when compared with the first quarter of 2009. Approximately 72% of the reduction in average balances of the construction loan portfolio occurred within the Corporation’s Puerto Rico operations. The Corporation continues a deleveraging strategy in its U.S. mainland operations, as a result, 52% of the combined reduction in commercial and construction loans took place within the U.S. mainland operations.

•	The decrease in the lease portfolio was the result of the sale, during the first quarter of 2009, of a substantial portion of the Popular Equipment Finance lease portfolio. This was the result of the Corporation’s decision to exit the lease financing business in the U.S. mainland operations.

•	The mortgage loan portfolio’s average balance was consistent with the first quarter of 2009 in part due to increased activity in the Puerto Rico market which has offset the reductions experienced as a result of the Corporation’s decision to exit certain mortgage loan origination activity, such as BPNA’s non-conventional mortgages and the E-LOAN loan origination platform in the U.S. mainland.

•	The consumer loan portfolio has been impacted by a slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages.
The unfavorable variance explained above was partially offset by a favorable impact to net interest income resulting from the decrease in deposit volume and borrowings in part associated with deleveraging driven by the reduction in the earning assets they fund.
In addition, the Corporation experienced an expansion of its net interest margin, on a taxable equivalent basis. Factors that contributed to this increase were as follows:
•	A reduction in the average cost of interest bearing liabilities. The Corporation has taken steps to reduce its cost of interest bearing deposits by reducing the rates offered, mainly on various certificates of deposit and money market accounts. The impact that these strategies have on the Corporation’s liquidity profile is closely monitored.

•	A reduction in the average balance of short-term investments, which carry a negative spread versus the cost of financing.

•	Higher yield in the consumer loans category, mainly reflected in the credit cards portfolio in part as a result of revisions made to the spread charged over the prime rate for the different risk categories.

•	Higher yield in the lease portfolio mainly due to originations being made at higher rates than the leases maturing in the Puerto Rico portfolio.
Items that effected negative pressure in the net interest margin included:
•	The conversion of $935 million of Series C preferred stock to trust preferred securities in August 2009 contributed to an increase of $16.8 million in interest expense for the quarter (these payments were characterized as dividends prior to the exchange). This negative effect was partially offset by the conversion of certain trust preferred securities into common stock, also in August 2009, which reduced the quarterly interest expense by $7.4 million.

•	Rating downgrades that occurred during 2009 also contributed to the increase in the average cost of long-term debt for the Corporation.

•	Maturities during 2009 of term notes that carried a lower cost.

•	Increase in non-performing loans throughout the different loan portfolios, which balances are depicted in Table K of this MD&A.
The reduction in the Corporation’s taxable equivalent adjustment was in part due to the aforementioned sale of FHLB notes, which are tax-exempt in Puerto Rico, and the subsequent reinvestment of the proceeds in taxable GNMA securities.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $240.2 million or 107% of net charge-offs for the quarter ended March 31, 2010, compared with $372.5 million or 188% of net charge-offs for the first quarter of 2009. Refer to the Overview section for an explanation of the decrease in the provision for loan losses for the quarter ended March 31, 2010 when compared with the same quarter in the previous year. Also, refer to the Credit Risk Management and Loan Quality section of this MD&A for a discussion on net charge-offs, non-performing assets and the allowance for loan losses.
NON-INTEREST INCOME
Refer to Table C for a breakdown on non-interest income by major categories for the quarters ended March 31, 2010 and 2009.
TABLE C
Non-Interest Income

	Quarters ended March 31,
(In thousands)	2010	2009	Variance

Service charges on deposit accounts	$50,578	$53,741	($3,163)

Other service fees:
Debit card fees	26,593	26,373	220
Credit card fees and discounts	23,297	24,005	(708)
Processing fees	13,962	13,408	554
Mortgage servicing fees, net of fair value adjustments	11,359	6,880	4,479
Insurance fees	10,990	12,004	(1,014)
Sale and administration of investment products	7,167	7,329	(162)
Trust fees	2,983	2,983	—
Other fees	4,969	5,551	(582)

Total other service fees	101,320	98,533	2,787

Net gain on sale and valuation adjustments of investment securities	81	176,146	(176,065)
Trading account (loss) profit	(223)	6,823	(7,046)
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(12,222)	(13,813)	1,591
Other operating income	18,332	13,301	5,031

Total non-interest income	$157,866	$334,731	($176,865)

Service charges on deposits decreased by $3.2 million mostly in the BPNA reportable segment related to lower non-sufficient funds fees because of lower customer accounts and lower deposits due to closure and sale of branches and non-balance compensation as a result of revisions in working capital requirements and pricing structure for its money services clients.
Other service fees for the first quarter of 2010 increased by $2.8 million, compared with the same quarter in 2009, and was mostly as a result of favorable fair value adjustments recorded because of the impact of a decrease in prepayments and a lower run-off of the serviced loan portfolio. Refer to Note 8 to the consolidated financial statements for information on the Corporation’s servicing assets and serviced portfolio.
The decrease in non-interest income for the quarter ended March 31, 2010, compared with the same quarter in the previous year, was mostly impacted by $182.7 million in gains derived from the sale of $3.4 billion in investment securities available-for-sale by BPPR during 2009. The gain recorded on the sale of these investment securities for the quarter ended March 31, 2009 was partially offset by $6.6 million in other-than-temporary impairments on equity securities.
The decrease in trading account by $7.0 million was mostly related to the Corporation’s mortgage banking business.
Loss on sales of loans, including adjustments to indemnity reserves, for the quarter ended March 31, 2010 included an additional amount of $16 million to increase the loss indemnity reserve for mortgage loans that had been previously sold with credit recourse by the Corporation’s Puerto Rico operations. This indemnity reserve adjustment was driven by increased delinquency and loss severity levels experienced in the first quarter of 2010. The results for the quarter ended March 31, 2009 included an additional amount of approximately $17.4 million to the indemnity reserves at the BPNA reportable segment. These indemnity reserves at the BPNA reportable segment correspond principally to standard representation and warranty arrangements, including an adjustment of $5.6 million for loans previously sold by E-LOAN and a $11.8 million representation and warranty reserve established for loans sold by Popular Equipment Finance during the quarter. The variance in loss on sale of loans for the quarter ended March 31, 2010, compared with the same quarter in 2009, was influenced by reduced lower of cost or fair value adjustments in the BPNA reportable segment loan portfolio held-for-sale by $2.9 million.
Other operating income increased by $5.0 million mainly due to lower credit risk valuation adjustments on interest rate swaps by $2.2 million and higher revenues by $4.1 million from investments accounted for under the equity method.
OPERATING EXPENSES
Table D provides a breakdown of operating expenses by major categories.
TABLE D
Operating Expenses

	Quarters ended March 31,
(In thousands)	2010	2009	Variance

Personnel costs:
Salaries	$95,873	$105,323	($9,450)
Pension and other benefits	25,059	39,968	(14,909)

Total personnel costs	120,932	145,291	(24,359)
Net occupancy expenses	28,876	26,441	2,435
Equipment expenses	23,453	26,104	(2,651)
Other taxes	12,304	13,176	(872)
Professional fees	27,049	24,901	2,148
Communications	10,772	11,827	(1,055)
Business promotion	8,295	7,910	385
Printing and supplies	2,369	2,790	(421)
FDIC deposit insurance	15,318	9,117	6,201
Other operating expenses	29,496	34,234	(4,738)
Amortization of intangibles	2,049	2,406	(357)

Total	$280,913	$304,197	($23,284)

Personnel expenses for the quarter ended March 31, 2010 decreased by 17%, compared with the same quarter of the previous year. The decrease in the category of salaries was mainly in the BPNA reportable segment due to a reduction in headcount from the restructuring of the operations and branch sales and closures. The Corporation’s full-time equivalent employees (“FTEs”) were 9,373 as of March 31, 2010, compared with 10,186 as of March 31, 2009. BPNA and E-LOAN were the principal contributors to this reduction with a decrease of 476 FTE’s on a combined basis. The reduction in the category of pension and other benefits was principally as a result of lower costs from the pension and the savings and investment benefit plans and lower health insurance costs. In 2009, BPPR’s pension plan was frozen with regards to all future benefit accruals after April 30, 2009. Also, effective in March 2009, the Corporation suspended its matching contributions to the Puerto Rico and U.S. subsidiaries savings and investment plans as part of the actions taken to control costs.
INCOME TAXES
Income tax benefit amounted to $9.3 million for the quarter ended March 31, 2010, compared with income tax benefit of $26.9 million for the same quarter of 2009. This decrease in income tax benefit was primarily due to lower capital gain income subject to a preferential tax rate applicable to Puerto Rico corporations, as well as a reduction in exempt interest income net of disallowance of expenses attributed to such exempt income. Also, during the quarter ended March 31, 2009, an income tax benefit was recognized as a result of adjusting the deferred tax asset to reflect the increase in tax rate applicable to Puerto Rico corporations, which was introduced by Act 7 of the Puerto Rico Internal Revenue Code.
The components of the income tax benefit for the quarters ended March 31, 2010 and 2009 are shown in Table E.
TABLE E
Components of Income Tax

	Quarters ended March 31,
	2010		2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	($38,628)	41%	($28,464)	41%
Benefits of net tax exempt interest income	(12,231)	13	(15,762)	23
Effect of income subject to preferential tax rate	(413)	—	(46,765)	67
Deferred tax asset valuation allowance	33,280	(35)	60,313	(87)
Adjustment in deferred tax due to change in tax rate	—	—	(11,343)	16
Difference in tax rates due to multiple jurisdictions	4,076	(4)	14,258	(21)
State taxes and others	4,641	(5)	830	(1)

Income tax benefit	($9,275)	10%	($26,933)	38%

Refer to Note 23 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of March 31, 2010.
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
The Corporate group had a net loss of $18.6 million in the first quarter of 2010, compared with a net loss of $19.2 million in the same quarter of the previous year.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $27.0 million for the quarter ended March 31, 2010, compared with $179.8 million for the same quarter of 2009. The principal factors that contributed to the variance in the financial results for the quarter ended March 31, 2010, when compared with the first quarter of 2009, included the following:
•	higher net interest income by $3.2 million, or 1%, primarily due to a reduction in the cost of interest bearing deposits, mainly time deposits, including brokered certificates of deposits, partially offset by a reduction in the yield on earning assets, principally commercial and mortgage loans, in part due to an increase in non-performing loans, and a reduction in investment securities and money market investments. The BPPR reportable segment had a net interest margin of 4.10% for the quarter ended March 31, 2010, compared with 3.70% for the same quarter in 2009. The favorable variance in net interest income resulting from a higher net interest margin, was partially offset by the impact of a reduction of $2.0 billion in average earning assets for the quarter ended March 31, 2010, when compared with first quarter of 2009.

•	lower provision for loan losses by $43.0 million, or 28%, despite an increase of $12.2 million in net charge-offs for the quarter ended March 31, 2010, compared with the same quarter in the previous year. The provision for loan losses in the BPPR reportable segment included higher general reserves for consumer loans and specific reserves for construction loans in the first quarter of 2009. The provision for loan losses represented 108% of net charge-offs for the first quarter of 2010, compared with 171% of net charge-offs for the same quarter of 2009. The annualized net charge-offs to average loans held-in-portfolio ratio for the BPPR reportable segment was 2.71% for the first quarter of 2010, compared with 2.26% for the same period in 2009. The ratio of allowance for loan losses to loans held-in-portfolio for the BPPR reportable segment was 4.47% as of March 31, 2010, when compared with 3.89% as of March 31, 2009. As of March 31, 2010, there were $1.1 billion of loans individually evaluated for impairment in the BPPR reportable segment with a related allowance for loan losses of $200 million, compared with $773 million and $179 million, respectively, as of March 31, 2009. Although the volume of loans individually evaluated for impairment increased in a greater proportion that the corresponding allowance for loan losses, for a significant number of these loans, management has determined that the value of the collateral is adequate to cover any related losses. Non-performing loans in this reportable segment totaled $1.6 billion at March 31, 2010, compared with $0.9 billion at the same date in 2009, mainly related to construction, commercial and mortgage loans. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPPR reportable segment;
•	lower non-interest income by $200.1 million, or 64%, mainly due to lower net gains on the sale and valuation adjustments of investment securities. As previously indicated, non-interest income for the first quarter of 2009 included gains of $182.7 million associated with the sale of $3.4 billion of investment securities by BPPR. Also, there was lower trading account profit in the first quarter of 2010 by $7.0 million associated with the mortgage banking business. These unfavorable variances were partially offset by lower credit risk valuation adjustments on interest rate swaps for the quarter ended March 31, 2010 and higher other service fees. The latter was mainly the result of a favorable variance in the fair value of mortgage servicing rights, partially offset by lower insurance fees;

•	lower operating expenses by $5.3 million, or 3%, mainly due to lower personnel costs by $8.0 million, principally lower pension, savings plans and postretirement benefit plan expenses; and

•	higher income tax expense by $4.1 million. Refer to the Income Taxes section of this MD&A for additional information.
EVERTEC
For the quarter ended March 31, 2010, the EVERTEC reportable segment had net income of $10.2 million, compared with $9.9 million for the same quarter in the previous year. The principal factors that contributed to the variance in results for the quarter ended March 31, 2010, when compared with the first quarter of 2009, included:
•	higher non-interest income by $0.7 million, or 1%, primarily due to higher income derived from point-of-sale (“POS”) processing, network services and payment services, higher business process outsourcing, which are mainly related to electronic benefit transfer fees, and equity pickup in various investments, partially offset by lower technology consulting development services and item processing fees;

•	lower operating expenses by $1.6 million, or 3%, primarily due to lower personnel costs and equipment expenses; and

•	higher income tax expense by $2.0 million, or 39%, mostly due to current income taxes and a remeasurement adjustment on foreign tax provision.
Banco Popular North America
Banco Popular North America reportable segment, which includes the operations of E-LOAN, reported a net loss of $104.2 million, a decrease of $109.3 million, or 51%, when compared with the financial results of the first quarter of 2009. The principal factors that contributed to the variance in results for the quarter ended March 31, 2010, when compared with the quarter ended March 31, 2009, included:
•	higher net interest income by $2.3 million, or 3%, which was mainly due to a reduction in the cost of time deposits and money market deposit accounts, partially offset by lower loan yields on average total loans, influenced in part by the high levels of non-performing loans. The favorable variance resulting from a higher net interest margin was partially offset by a reduction in average earning assets by $1.7 billion, principally in loans by $1.5 billion;

•	lower provision for loan losses by $89.4 million, or 40%. This decrease in the provision for loan losses was mainly the result of higher amounts provisioned during 2009, particularly for commercial and construction loans, non-conventional residential mortgage loans, home equity lines of credit, and closed-end second mortgages, combined with specific reserves recorded for loans considered impaired. The deteriorated conditions of U.S. economy, declines in property values, and the slowdown in consumer spending, negatively impacted the net charge-offs and non-performing assets levels in 2009, thus demanding substantial reserve increases during that year. The decrease of approximately $1.4 billion in loans held-in-portfolio since March 31, 2009, particularly in the commercial, construction consumer and mortgage loan portfolios, also contributed to the lower level of provision for loan losses for the first quarter of 2010. Net charge-offs for the BPNA reportable segment in the quarter ended March 31, 2010 amounted to $123.8 million, compared with $109.9 million for the same quarter in the previous year. The provision for loan losses represented 106% of net charge-offs for the first quarter of 2010, compared with 201% of net charge-offs for the same quarter in 2009. The ratio of annualized net charge-offs to average loans held-in-portfolio for the BPNA reportable segment was 5.87% for the first quarter of 2010, compared with 4.50% for the same period in 2009. As of March 31, 2010, there were $622 million of individually evaluated impaired loans in the BPNA reportable segment with a specific allowance for loan losses of $145 million, compared to $369 million and $100 million, respectively, as of March 31, 2009. As of March 31, 2010, BPNA reportable segment non-performing loans were $213 million higher than those reported as of March 31, 2009. The allowance for loan losses to loans held-in-portfolio in this reportable segment was 7.44% as of March 31, 2010, compared with 4.68% as of March 31, 2009. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPNA reportable segment;
•	higher non-interest income by $12.8 million, mainly due to lower unfavorable adjustments to indemnity reserves on loans sold. Refer to the Non-Interest Income section of this MD&A for further details on the indemnity reserve adjustments at the BPNA reportable segment for the first quarter of 2009. Furthermore, there was a reduction in service charges on deposit accounts by $2.9 million, which was also explained in the Non-Interest Income section;

•	lower operating expenses by $14.6 million, or 18%. This variance was principally the result of lower personnel costs by $13.5 million mainly due to the reduction in FTEs as a result of downsizing of the operations, and lower equipment expenses by $0.9 million; and

•	higher income taxes of $9.8 million, or 109%, mostly due to the partial reversal of the valuation allowance as a result of a tax refund from the IRS during the first quarter of 2009.
FINANCIAL CONDITION
Assets
As of March 31, 2010, the Corporation’s total assets were $33.8 billion, compared with $34.7 billion as of December 31, 2009 and $37.7 billion as of March 31, 2009. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates.
Table F provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis as of March 31, 2010, December 31, 2009 and March 31, 2009. Also, Notes 6 and 7 to the consolidated financial statements provide additional information with respect to the Corporation’s AFS and HTM investment securities.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	March 31,	December 31,		March 31,
(In millions)	2010	2009	Variance	2009	Variance

U.S. Treasury securities	$113.0	$56.2	$56.8	$32.4	$80.6
Obligations of U.S. Government sponsored entities	1,705.3	1,647.9	57.4	1,682.6	22.7
Obligations of Puerto Rico, States and political subdivisions	259.5	262.8	(3.3)	382.6	(123.1)
Collateralized mortgage obligations — federal agencies	1,477.5	1,600.2	(122.7)	1,623.9	(146.4)
Collateralized mortgage obligations — private label	109.6	117.8	(8.2)	138.4	(28.8)
Mortgage — backed securities	3,068.5	3,210.2	(141.7)	3,170.7	(102.2)
Equity securities	9.1	7.8	1.3	9.3	(0.2)
Others	2.8	4.8	(2.0)	243.2	(240.4)

Total	$6,745.3	$6,907.7	($162.4)	$7,283.1	($537.8)

The portfolio of investment securities consists primarily of very liquid, high quality securities. The reduction in investment securities from December 31, 2009 to March 31, 2010 was principally in mortgage-backed securities and collateralized mortgage obligations and was impacted mostly by prepayments. The decline in the investment securities from March 31, 2009 to the same date in 2010 was mainly associated with sales, maturities and prepayments of investment securities. The proceeds from these activities were not fully reinvested as part of a strategy to deleverage the balance sheet.
As of March 31, 2010, there were investment securities AFS and HTM with a fair value of $1.4 billion in an unrealized loss position. The unrealized losses on these particular securities approximated $18.9 million as of March 31, 2010. These figures compare with securities of $1.8 billion with unrealized losses of $30.6 million as of December 31, 2009. Management performed its quarterly analysis of all debt securities in an unrealized loss position as of March 31, 2010. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. As of March 31, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell those investment securities prior to recovery of their amortized cost basis. Notes 6 and 7 to the consolidated financial statements provide additional information by investment categories of the unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
Refer to Table G, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Included in Table G are $106 million of loans held-for-sale as of March 31, 2010, compared with $91 million as of December 31, 2009 and $308 million as of March 31, 2009. All loan portfolios as of March 31, 2009 declined compared with December 31, 2009 and March 31, 2009, which generally reflects the slowdown in loan origination activity, the increase in loan charge-offs as a result of the downturn in the real estate market and continued weakened economy, and the exiting or downsizing of certain loan origination channels due to strategic decisions.
TABLE G
Loans Ending Balances (including loans held-for-sale)

			Variance		Variance
			March 31, 2010		March 31, 2010
			Vs.		Vs.
	March 31,	December 31,	December 31,	March 31,	March 31,
(In thousands)	2010	2009	2009	2009 (2)	2009

Commercial	$12,264,799	$12,666,955	($402,156)	$13,412,344	($1,147,545)
Construction	1,620,769	1,724,373	(103,604)	2,156,435	(535,666)
Lease financing	653,734	675,629	(21,895)	773,934	(120,200)
Mortgage (1)	4,739,486	4,691,145	48,341	4,733,535	5,951
Consumer	3,905,923	4,045,807	(139,884)	4,469,944	(564,021)

Total loans	$23,184,711	$23,803,909	($619,198)	$25,546,192	($2,361,481)

(1)	Includes residential construction loans.

(2)	Loans disclosed exclude the discontinued operations of PFH.

As of March 31, 2010, the commercial and construction loans portfolios decreased $506 million when compared to December 31, 2009. Most of the decrease in these portfolios was reflected in the BPNA reportable segment by $310 million, impacted by commercial and construction net charge-offs during the quarter ended March 31, 2010 amounting to $71 million, portfolio run-off associated with exited origination channels and lower new loan origination activity. The BPPR reportable segment’s commercial and construction loan portfolio declined by $198 million from December 31, 2009 mostly as a result of net charge-offs, portfolio run-off and the continued slowdown mainly in commercial and construction loan originations in Puerto Rico. The decline in commercial and construction loans from March 31, 2009 to March 31, 2010 was reflected principally in the BPPR and BPNA reportable segments by $785 million and $907 million, respectively. This declined was influenced by similar factors as described above.
The decrease in the consumer loan portfolio from December 31, 2009 to March 31, 2010 by approximately $140 million, or 3%, was mostly reflected in personal loans and auto loans in Puerto Rico and home equity lines of credit in E-LOAN. Net charge-offs in the consumer loan portfolio amounted to $63 million for the quarter ended March

31, 2010. Also, portfolio run-off exceeded the volume of new personal and auto loan originations in the BPPR reportable segment due to current weak economic conditions. Furthermore, the run-off of Popular Finance’s loan portfolio contributed to such decrease. Popular Finance’s operations were closed in late 2008. Also, there were reductions in the consumer loan portfolio of the BPNA reportable segment, primarily due to loan charge-offs and the run-off of its auto, closed-end second mortgages and home equity lines of credit portfolios, which represent business lines exited in prior years. Consumer loans as of March 31, 2010 decreased significantly from March 31, 2009 as a result of similar factors.
The decline in the lease financing portfolio from December 31, 2009 to March 31, 2010 was mostly at the BPPR reportable segment by $15 million, which as well as the other loan portfolios continues to reflect the general slowdown in originations. The Corporation’s U.S. operations are no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.
The mortgage loan portfolio as of March 31, 2010 increased $48 million from December 31, 2009. The BPPR reportable segment showed an increase of $99 million, while the BPNA reportable segment experienced a reduction $50 million. The reduction at BPNA resulted principally from the discontinuance of the non-conventional mortgage loan origination business in the Corporation’s U.S. mainland operations. The Corporation’s mortgage loan origination subsidiary in Puerto Rico, Popular Mortgage, continued its efforts to continue originating loans despite the oversupply of housing developments, the decline in the volume of sales and the weak economic conditions in the Island. There is a reduction from March 31, 2009 in BPNA due to high volume of net charge-offs in the non-conventional mortgage loan portfolio and run-off of the portfolio.
Table H provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition as of March 31, 2010, December 31, 2009 and March 31, 2009.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			March 31, 2010		March 31, 2010
			Vs.		Vs.
	March 31,	December 31,	December 31,	March 31,	March 31,
(In thousands)	2010	2009	2009	2009	2009

Net deferred tax assets (net of valuation allowance)	$366,224	$363,967	$2,257	$364,499	$1,725
Bank-owned life insurance program	234,008	232,387	1,621	226,695	7,313
Prepaid FDIC insurance assessment	193,166	206,308	(13,142)	—	193,166
Other prepaid expenses	125,387	130,762	(5,375)	121,293	4,094
Investments under the equity method	106,147	99,772	6,375	94,691	11,456
Derivative assets	72,356	71,822	534	100,809	(28,453)
Trade receivables from brokers and counterparties	57,536	1,104	56,432	46,533	11,003
Others	223,187	216,037	7,150	222,558	629

Total other assets	$1,378,011	$1,322,159	$55,852	$1,177,078	$200,933

The increase in other assets from December 31, 2009 is primarily due higher trade receivables from brokers and counterparties, which are mostly related to higher mortgage-backed securities sold by Popular Mortgage prior to quarter-end, with settlement date in April 2010. When compared to March 31, 2009, the major variance was reflected in the prepaid FDIC insurance assessment, which represents the unamortized balance of the FDIC insurance premiums prepaid in 2009, which correspond to years 2010 through 2012.

Deposits and Borrowings
A breakdown of the Corporation’s deposits at period-end is included in Table I.
TABLE I
Deposits Ending Balances

			Variance		Variance
	March 31,	December 31,	March 31, 2010 Vs.	March 31,	March 31, 2010 Vs.
(In thousands)	2010	2009	December 31, 2009	2009	March 31, 2009

Demand deposits *	$5,040,104	$5,066,282	($26,178)	$4,936,682	$103,422
Savings, NOW and money market deposits	9,791,033	9,635,347	155,686	9,744,582	46,451
Time deposits	10,529,175	11,223,265	(694,090)	12,468,503	(1,939,328)

Total	$25,360,312	$25,924,894	($564,582)	$27,149,767	($1,789,455)

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as time deposits, amounted to $2.4 billion as of March 31, 2010, compared with $2.7 billion as of December 31, 2009 and March 31, 2009.
The decrease in time deposits from December 31, 2009 to March 31, 2010, excluding brokered certificates of deposit, occurred both in the Corporation’s Puerto Rico and U.S. mainland banking operations. The reduction in time deposits was principally in retail deposits influenced in part by the continued reduction in the pricing of certificates of deposit. There was also a decrease in time deposits for corporate accounts, which was offset by increases in commercial savings accounts.
The decrease in deposits from March 31, 2009 to March 31, 2010 of $1.8 billion or 7% was mostly at the BPNA reportable segment, which reflected a decrease of $1.6 billion. The decrease at BPNA was mainly in time deposits and brokered certificates of deposit, which were impacted by the closure and sale of branches of BPNA. In addition, there were reduced levels of deposits gathered through E-LOAN’s internet platform, in part influenced by the effect of a reduction in the pricing of these deposits and strategic actions taken that reduced BPNA’s asset base considerably.
The Corporation’s borrowings amounted to $5.0 billion as of March 31, 2010, compared with $5.3 billion as of December 31, 2009 and $6.3 billion as of March 31, 2009. The decline in borrowings from the end of 2009 to the end of the first quarter of 2010 was the result of lower repurchase agreements by $141 million and lower term notes by $76 million due to the exercise of a put option by a note holder during the quarter. The reduction in borrowings from March 31, 2009 to March 31, 2010 was mostly reflected in repurchase agreements by $390 million, mainly due to deleverage strategies, and in term notes by $832 million, principally due to lower volume of earning assets to fund at the U.S. mainland operations due to downsizing.
In March 2010, the SEC’s Division of Corporation Finance sent a letter to certain public companies requesting information about repurchase agreements, securities lending transactions or other transactions involving the obligation to repurchase the transferred assets. The letter requests several disclosures with respect to such transfers that are recorded as sales. In this regard, the Corporation records all its repurchase transactions as collateralized borrowings rather than as sales transactions.
In August 2009, the Corporation issued junior subordinated debentures with an aggregate liquidation amount of $936 million as part of the exchange agreement with the U.S. Treasury. As of March 31, 2010, the outstanding book balance of these debentures was $429 million since it is reported net of a discount amounting to $507 million. The discount resulted from the recording of the debentures at fair value because of the accounting treatment of the exchange. The aforementioned increase in junior subordinated debentures was partially offset by the reduction in previously outstanding junior subordinated debentures of $410 million, associated with the exchange of trust preferred securities for common stock. Refer to the 2009 Annual Report for information on the exchange transactions.
Refer to Note 12 to the consolidated financial statements for detailed information on the Corporation’s borrowings as of March 31, 2010, December 31, 2009 and March 31, 2009. Also, refer to the Liquidity Risk section in this MD&A for additional information on the Corporation’s funding sources as of March 31, 2010.
Stockholders’ Equity
Stockholders’ equity totaled $2.5 billion as of March 31, 2010 and December 31, 2009, compared with $3.1 billion as of March 31, 2009. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss. The decrease in stockholders’ equity from March 31, 2009 to March 31, 2010 was mainly related to the net loss recorded during 2009 and first quarter of 2010.
Included within surplus in stockholders’ equity as of March 31, 2010 and December 31, 2009 was $402 million corresponding to a statutory reserve fund applicable exclusively to Puerto Rico banking institutions. This statutory reserve fund totaled $392 million as of March 31, 2009. The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico’s Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. As of March 31, 2010 and 2009 and December 31, 2009, BPPR was in compliance with the statutory reserve requirement.
REGULATORY CAPITAL
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of March 31, 2010, December 31, 2009, and March 31, 2009 are presented on Table J. As of such dates, BPPR and BPNA were well-capitalized.
TABLE J
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

Risk-based capital
Tier I capital	$2,426,487	$2,563,915	$3,210,878
Supplementary (Tier II) capital	371,025	346,527	368,693

Total capital	$2,797,512	$2,910,442	$3,579,571

Risk-weighted assets
Balance sheet items	$22,100,603	$23,182,230	$25,494,204
Off-balance sheet items	3,401,589	2,964,649	3,280,294

Total risk-weighted assets	$25,502,192	$26,146,879	$28,774,498

Average assets	$33,060,219	$34,197,244	$37,610,007

Ratios:
Tier I capital (minimum required — 4.00%)	9.51%	9.81%	11.16%
Total capital (minimum required — 8.00%)	10.97	11.13	12.44
Leverage ratio *	7.34	7.50	8.54

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
As of March 31, 2010, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,040,175, Tier I Capital of $1,020,088, and Tier I Leverage of $991,807 based on a 3% ratio or $1,322,409 based on a 4% ratio according to the Bank’s classification.

Assuming the Corporation’s offering of $1.15 billion of depository shares and the FDIC-assisted transaction previously described in the Subsequent Events section of this MD&A had been completed as of March 31, 2010, the Corporation’s regulatory capital ratios as of March 31, 2010 would have approximated Tier 1 risk-based capital of 12.5%, Total risk-based capital of 13.8% and Tier 1 leverage of 8.4%. These pro-forma ratios are based on estimated risk-weighted assets approximating $28.6 billion and do not include the impact of fair value measurements or any potential purchase accounting gain or goodwill generated from the transaction since the volume of assets acquired and liabilities assumed is not final as of the date of filing of this Form 10-Q. The Corporation is in the process of determining fair values for acquisition accounting.

In accordance with the Federal Reserve Board capital guidelines, trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of March 31, 2010, the Corporation’s restricted core capital elements exceeded the 25% limitation and, as such, $40 million of the outstanding trust preferred securities were disallowed as Tier 1 capital, compared with $7 million as of December 31, 2009. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new quantitative limits were scheduled to become effective on March 31, 2009. However, on March 23, 2009, the Federal Reserve adopted a rule extending the compliance date for the tighter limits to March 31, 2011 in light of the stressful financial conditions and the severely constrained ability of bank holding companies to raise additional capital in the markets.
The Corporation’s tangible common equity ratio was 5.40% as of March 31, 2010 and December 31, 2009. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 6.12% as of March 31, 2010, compared with 6.39% as of December 31, 2009.
The tangible common equity ratio and tangible book value per common share are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.
The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of March 31, 2010 and December 31, 2009.

(In thousands, except share or per share information)	March 31, 2010	December 31, 2009

Total stockholders’ equity	$2,487,201	$2,538,817
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(604,349)	(604,349)
Less: Other intangibles	(41,762)	(43,803)

Total tangible common equity	$1,790,930	$1,840,505

Total assets	$33,832,437	$34,736,325
Less: Goodwill	(604,349)	(604,349)
Less: Other intangibles	(41,762)	(43,803)

Total tangible assets	$33,186,326	$34,088,173

Tangible common equity to tangible assets	5.40%	5.40%
Common shares outstanding at end of period	639,539,900	639,540,105
Tangible book value per common share	$2.80	$2.88

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position. In connection with the Supervisory Capital Assessment Program (“SCAP”), the Federal Reserve Board began supplementing its assessment of the capital adequacy of a bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity.
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
The table below reconciles the Corporation’s total common stockholders’ equity (GAAP) as of March 31, 2010 and December 31, 2009 to Tier 1 common equity as defined by the regulations issued by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

	March 31,	December 31,
(In thousands)	2010	2009

Common stockholders’ equity	$2,437,041	$2,488,657
Less: Unrealized gains on available-for-sale securities, net of tax (1)	(122,325)	(91,068)
Less: Disallowed deferred tax assets (2)	(210,142)	(179,655)
Less: Intangible assets:
Goodwill	(604,349)	(604,349)
Other disallowed intangibles	(14,467)	(18,056)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(2,220)	(2,343)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges (3)	78,373	78,488

Total Tier 1 common equity	$1,561,911	$1,671,674

(1)	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

(2)	Approximately $165 million of the Corporation’s $366 million of net deferred tax assets as of March 31, 2010 ($186 million and $364 million, respectively as of December 31, 2009), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $210 million of such assets as of March 31, 2010 ($180 million as of December 31, 2009) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 capital. The remaining $9 million of the Corporation’s other net deferred tax assets as of March 31, 2010 ($2 million as of December 31, 2009) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

(3)	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table K.
The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:
•	Commercial and construction loans — recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions on these loans are charged-off at no longer than 365 days past due;

•	Lease financing — recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears;

•	Mortgage loans — recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due.

•	Consumer loans — recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when 180 days in arrears; and

•	Troubled debt restructurings (“TDRs”) — Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as a TDR).
TABLE K
Non-Performing Assets

					Variance			Variance
		As a		As a	March 31,		As a	March 31,
		percentage		percentage	2010		percentage	2010
		of loans		of loans	Vs.		of loans	Vs.
	March 31,	HIP (1)	December 31,	HIP (1)	December 31,	March 31,	HIP (1)	March 31,
(Dollars in thousands)	2010	by category	2009	by category	2009	2009	by category	2009

Commercial	$836,509	6.8%	$836,728	6.6%	($219)	$524,577	3.9%	$311,932
Construction	852,095	52.6	854,937	49.6	(2,842)	435,383	20.2	416,712
Lease financing	7,837	1.2	9,655	1.4	(1,818)	13,270	1.8	(5,433)
Mortgage	558,384	12.0	510,847	11.1	47,537	352,812	7.8	205,572
Consumer	58,431	1.5	64,185	1.6	(5,754)	77,860	1.7	(19,429)

Total non-performing loans	2,313,256	10.0%	2,276,352	9.6%	36,904	1,403,902	5.6%	909,354
Other real estate	134,887		125,483		9,404	95,773		39,114

Total non-performing assets	$2,448,143		$2,401,835		$46,308	$1,499,675		$948,468

Accruing loans past due 90 days or more	$252,411		$239,559		$12,852	$214,938		$37,473

Non-performing assets to total assets	7.24%		6.91%			3.98%
Allowance for loan losses to loans held-in-portfolio	5.53		5.32			4.19
Allowance for loan losses to non-performing loans	55.21		55.40			75.30

(1)	HIP = “held-in-portfolio”

As of March 31, 2010, non-performing loans secured by real estate amounted to $1.4 billion or 16.03% of total loans secured by real estate in the Puerto Rico operations and $658 million or 10.47%, respectively, in the U.S. mainland operations. These figures compare to $1.3 billion or 14.92% in the Puerto Rico operations and $697 million or 10.69% in the U.S. mainland operations as of December 31, 2009.
In addition to the non-performing loans included in Table K, there were $274 million of performing loans as of March 31, 2010, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $248 million as of December 31, 2009 and $388 million as of March 31, 2009.

Table L summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters ended March 31, 2010 and 2009.
TABLE L
Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarters ended March 31,
(Dollars in thousands)	2010	2009	Variance

Balance at beginning of period	$1,261,204	$882,807	$378,397
Provision for loan losses	240,200	372,529	(132,329)

	1,501,404	1,255,336	246,068

Losses charged to the allowance:
Commercial	86,952	48,827	38,125
Construction	52,407	44,808	7,599
Lease financing	5,490	5,946	(456)
Mortgage	28,602	31,593	(2,991)
Consumer	70,390	83,398	(13,008)

	243,841	214,572	29,269

Recoveries:
Commercial	7,835	7,491	344
Construction	969	—	969
Lease financing	1,556	988	568
Mortgage	1,228	445	783
Consumer	7,885	7,437	448

	19,473	16,361	3,112

Net loans charged-off:
Commercial	79,117	41,336	37,781
Construction	51,438	44,808	6,630
Lease financing	3,934	4,958	(1,024)
Mortgage	27,374	31,148	(3,774)
Consumer	62,505	75,961	(13,456)

	224,368	198,211	26,157

Balance at end of period	$1,277,036	$1,057,125	$219,911

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	3.85%	3.12%
Provision for loan losses to net charge-offs	1.07x	1.88x

Table M presents annualized net charge-offs to average loans held-in-portfolio by loan category for the quarters ended March 31, 2010 and 2009.
TABLE M
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarters ended March 31,
	2010	2009

Commercial	2.54%	1.22%
Construction	12.30	8.16
Lease financing	2.39	2.73
Mortgage	2.43	2.83
Consumer	6.27	6.63

Total	3.85%	3.12%

Commercial loans
The level of non-performing commercial loans as of March 31, 2010 and the percentage of non-performing commercial loans to commercial loans held-in-portfolio, which is shown in Table K, remained relatively stable compared with December 31, 2009. The substantial increase in non-performing commercial loans from March 31, 2009 was due to the continuing downturn in the U.S. economy and Puerto Rico’s recessionary economy. The table that follows provides information on commercial non-performing loans and net charge-offs for the BPPR and BPNA reportable segments.

	For the quarters ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

BPPR Reportable Segment:
Non-performing commercial loans	$512,822	$516,184	$343,748
Non-performing commercial loans to commercial loans HIP	7.36%	7.25%	4.67%
Commercial loans net charge-offs	$32,700	$42,843	$14,613
Commercial loans net charge-offs to average commercial loans HIP	1.85%	2.34%	0.78%

BPNA Reportable Segment:
Non-performing commercial loans	$323,620	$320,477	$180,830
Non-performing commercial loans to commercial loans HIP	6.13%	5.79%	3.01%
Commercial loans net charge-offs	$46,418	$50,093	$26,723
Commercial loans net charge-offs to average commercial loans HIP	3.45%	3.59%	1.76%

There were 6 commercial loan relationships greater than $10 million in non-accrual status with an outstanding debt of approximately $86 million as of March 31, 2010, compared with 5 commercial loan relationships with an outstanding debt of approximately $100 million as of December 31, 2009, and one commercial loan relationship with an outstanding debt of $17 million as of March 31, 2009.
The increase in the Corporation’s commercial loan net charge-offs for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009, was mostly associated with the deteriorated economic conditions reflected across all industry sectors both in Puerto Rico and the U.S. mainland operations. Particularly in the U.S. mainland, the commercial segments which continue to report high levels of net charge-offs in 2010 were primarily small businesses and commercial real estate as a result of the depressed economic conditions. The allowance for loan losses corresponding to commercial loans held-in-portfolio represented 3.77% of that portfolio as of March 31, 2010, compared with 3.46% as of December 31, 2009. The ratio of allowance to non-performing loans in the commercial loan category was 55.28% as of March 31, 2010, compared with 52.31% as of December 31, 2009.
The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding construction loans, amounted to $7.4 billion as of March 31, 2010, of which $3.3 billion was secured with owner occupied properties, compared with $7.5 billion and $3.4 billion, respectively, as of December 31, 2009. CRE non-performing loans amounted to $597 million or 8.10% of CRE loans as of March 31, 2010, compared to $557 million or 7.41%, respectively, as of December 31, 2009. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 9.18% and 6.85%, respectively, as of March 31, 2010, compared with 8.29% and 6.39%, respectively, as of December 31, 2009.
As of March 31, 2010, the Corporation’s commercial loan portfolio included a total of $168 million worth of loan modifications for the BPPR reportable segment and $2 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these commercial loan TDRs amounted to $1 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment as of March 31, 2010. The commercial loan TDRs were evaluated for impairment resulting in a specific reserve of $33 million for the BPPR reportable segment and $1 million for the BPNA reportable segment as of March 31, 2010.

Construction loans
As shown in Table K, non-performing construction loans decreased $3 million from December 31, 2009 to March 31, 2010, resulting from a decrease in the BPNA reportable segment, offset by an increase in the BPPR reportable segment. The ratio of non-performing construction loans to construction loans held-in-portfolio increased from 49.6% as of December 31, 2009 to 52.6% as of March 31, 2010, after considering a reduction of $104 million in construction loans held-in-portfolio, principally in the BPPR reportable segment. The ratio of non-performing construction loans to construction loans held-in-portfolio was 20.2% as of March 31, 2009.
There were 22 construction loan relationships greater than $10 million in non-performing status with an outstanding debt of $554 million as of March 31, 2010, mostly related to the Puerto Rico operations, compared with 22 construction loan relationships with an outstanding debt of $544 million as of December 31, 2009. As of March 31, 2009, there were 12 construction loan relationships with an outstanding debt of $220 million in non-performing status. The construction loans in non-performing status for both reportable segments are primarily residential real estate construction loans which have been adversely impacted by general market conditions, decreases in property values, oversupply in certain areas and reduced absorption rates. In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of the allowance for loan losses.
The increase in construction loans net charge-offs for the quarter ended March 31, 2010, compared with the same quarter in the previous year was related to both BPPR and BPNA reportable segments. The construction loan portfolio is currently considered one of the higher-risk portfolios of the Corporation. Management has identified construction loans considered impaired and has established specific reserves based on the value of the collateral. The allowance for loan losses corresponding to construction loans represented 21.45% of that portfolio as of March 31, 2010, compared with 19.79% as of December 31, 2009. The ratio of allowance to non-performing loans in the construction loans category was 40.75% as of March 31, 2010, compared with 39.92% as of December 31, 2009.
The BPPR reportable segment’s construction loan portfolio totaled $1.0 billion as of March 31, 2010, compared with $1.1 billion as of December 31, 2009 and $1.4 billion as of March 31, 2009. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment totaled $219 million or 21.17% of construction loans held-in-portfolio as of March 31, 2010 compared to $215 million or 19.86%, respectively, as of December 31, 2009. The table that follows provides certain credit quality information on BPPR reportable segment’s construction loan portfolio.

	For the quarters ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

BPPR Reportable Segment:
Non-performing construction loans	$629,300	$604,610	$256,217
Non-performing construction loans to construction loans HIP	60.58%	55.86%	18.30%
Construction loans net charge-offs	$26,657	$59,667	$23,902
Construction loans net charge-offs (annualized) to average construction loans HIP	10.07%	20.68%	6.66%

The BPNA reportable segment construction loan portfolio totaled $580 million as of March 31, 2010, compared with $642 million as of December 31, 2009 and $756 million as of March 31, 2009. The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $128 million or 24.84% of construction loans held-in-portfolio as of March 31, 2010 compared to $126 million or 21.69%, respectively, as of December 31, 2009. The table that follows provides certain credit quality information on BPNA reportable segment’s construction loan portfolio.

	For the quarters ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

BPNA Reportable Segment:
Non-performing construction loans	$222,795	$250,327	$179,166
Non-performing construction loans to construction loans HIP	38.41%	38.99%	23.68%
Construction loans net charge-offs	$24,780	$32,976	$20,907
Construction loans net charge-offs (annualized) to average construction loans HIP	16.16%	19.84%	10.98%

The construction loan portfolio included a total of $218 million worth of loan modifications for the BPPR reportable segment and $99 million for the BPNA reportable segment, which were considered TDRs as of March 31, 2010. The outstanding commitments for these construction loan TDRs as of March 31, 2010 amounted to $52 million for the BPPR reportable segment and $2 million for the BPNA reportable segment. These construction loan TDRs were individually evaluated for impairment resulting in a reserve of $30 million for the BPPR reportable segment and $18 million for the BPNA reportable segment as of March 31, 2010.
In the current stressed housing market, the value of the collateral securing the loan has become the most important factor in determining the amount of loss incurred and the appropriate level of the allowance for loan losses. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in some cases during recent quarters declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loans.
Mortgage loans
Non-performing mortgage loans held-in-portfolio increased $48 million from December 31, 2009 to March 31, 2010, principally associated with the BPPR reportable segment, partially offset by a reduction in the BPNA reportable segment. Non-performing mortgage loans increased by $206 million from March 31, 2009 to March 31, 2010. As shown in Table M, the decline in the ratio of mortgage loan net charge-offs to average mortgage loans held-in-portfolio for the quarter ended March 31, 2010, compared with the same quarter in the previous year, was mainly due to lower mortgage loan net charge-offs in the BPNA’s non-conventional mortgage loan portfolio.
The level of mortgage loan net charge-offs in the Corporation’s Puerto Rico operations continued to increase. Deteriorated economic conditions in Puerto Rico have continued to adversely impact mortgage delinquency rates, increasing the level of non-performing mortgage loans and credit losses. The slowdown in the housing sector in Puerto Rico has put pressure on home prices and reduced sales activity, thus increasing the level of losses.

The following table presents some credit quality indicators for the BPPR reportable segment’s mortgage loan portfolio.

	For the quarters ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

BPPR Reportable Segment:
Non-performing mortgage loans	$377,524	$311,918	$225,050
Non-performing mortgage loans to mortgage loans HIP	11.68%	9.95%	7.84%
Mortgage loans net charge-offs	$3,590	$2,669	$2,007
Mortgage loans net charge-offs (annualized) to average mortgage loans HIP	0.47%	0.36%	0.29%

The BPNA reportable segment mortgage loan portfolio totaled $1.4 billion as of March 31, 2010, compared with $1.5 billion as of December 31, 2009 and $1.6 billion as of March 31, 2009. Even though the BPNA mortgage loan portfolio experienced an improvement in delinquency trends during the first quarter of 2010, the volume of loans in the process of foreclosure and consistent high level of net charge-offs continue to reflect difficult economic conditions and falling real estate values. Although certain states are experiencing a turnaround in their economy, many others, including Florida and Illinois, still exhibit a sluggish economic recovery. The following table presents some credit quality indicators for the BPNA reportable segment’s mortgage loan portfolio.

	For the quarters ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2010	2009	2009

BPNA Reportable Segment:
Non-performing mortgage loans	$179,376	$197,748	$126,846
Non-performing mortgage loans to mortgage loans HIP	12.69%	13.49%	7.71%
Mortgage loans net charge-offs	$23,785	$27,834	$29,140
Mortgage loans net charge-offs (annualized) to average mortgage loans HIP	6.59%	7.42%	6.97%

BPNA’s non-conventional mortgage loan portfolio outstanding as of March 31, 2010 amounted to approximately $1.0 billion with a related allowance for loan losses of $119 million, which represents 11.76% of that particular loan portfolio, compared with $1.1 billion with a related allowance for loan losses of $118 million or 11.16%, respectively, as of December 31, 2009. The Corporation is no longer originating non-conventional mortgage loans at BPNA. Net charge-offs for BPNA’s non-conventional portfolio totaled $21.7 million with a ratio of 8.37% of annualized net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended March 31, 2010, compared with $24.5 million and 8.20%, respectively, as of March 31, 2009.
BPNA’s non-conventional mortgage loan portfolio reported a total of $195 million worth of loan modifications considered TDRs as of March 31, 2010, compared with $187 million as of December 31, 2009. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $61 million as of March 31, 2010, compared with a specific allowance for loan losses of $52 million as of December 31, 2009.
Consumer loans
The decrease in non-performing consumer loans from $64 million as of December 31, 2009 to $58 million as of March 31, 2010 was primarily associated with the BPNA reportable segment which decreased by $6 million. Non-performing consumer loans decreased by $19 million from March 31, 2009 to March 31, 2010. Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio decreased mostly due to lower delinquencies in the U.S. mainland and in Puerto Rico.
Non-performing consumer loans in the BPPR reportable segment increased by $1 million from December 31, 2009 to March 31, 2010, and $6 million from March 31, 2009. The increase from March 31, 2009 to March 31, 2010 was principally in auto loans. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPPR reportable segment was mainly attributed to personal loans and credit cards. The following table presents some credit quality indicators for the BPPR reportable segment’s consumer loan portfolio.

	For the quarters ended
(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

BPPR Reportable Segment:
Non-performing consumer loans	$37,278	$36,695	$31,390
Non-performing consumer loans to consumer loans HIP	1.25%	1.19%	0.95%
Consumer loans net charge-offs	$35,164	$37,527	$43,191
Consumer loans net charge-offs (annualized) to average consumer loans HIP	4.63%	4.81%	5.14%

The following table presents some credit quality indicators for the BPNA reportable segment’s consumer loan portfolio.

	For the quarters ended
(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

BPNA Reportable Segment:
Non-performing consumer loans	$21,153	$27,490	$46,470
Non-performing consumer loans to consumer loans HIP	2.30%	2.83%	3.98%
Consumer loans net charge-offs	$27,341	$40,888	$32,770
Consumer loans net charge-offs to average consumer loans HIP	11.53%	16.27%	10.75%

The decrease in non-performing consumer loans for the BPNA reportable segment was mainly attributed to E-LOAN’s home equity lines of credit and closed-end second mortgages. As of March 31, 2010, approximately $11 million or 2.19% of E-LOAN’s home equity lines of credit and closed-end second mortgages were in non-performing status, compared with $16 million or 2.89% as of December 31, 2009, and $32 million or 4.76%, respectively, as of March 31, 2009. These loan portfolios showed signs of improved performance during the first quarter of 2010 due to aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $19.5 million or 14.81% of those particular average loan portfolios for the quarter ended March 31, 2010. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of March 31, 2010 totaled $506 million with a related allowance for loan losses of $84 million, representing 16.58% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of December 31, 2009 totaled $539 million with a related allowance for loan losses of $95 million, representing 17.59% of that particular portfolio.
Other real estate
Other real estate, which represents real estate property acquired through foreclosure, increased by $9 million from December 31, 2009 to March 31, 2010. This increase was principally due to similar increases in the BPPR and BPNA reportable segments, including both commercial and residential properties. With the slowdown in the housing market caused primarily by a persistent economic deterioration in certain geographical areas, there has been a softening effect on the market for resale of repossessed real estate properties. As a result, defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of other real estate units on hand.

Accruing loans past due 90 days or more
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.
Allowance for Loan Losses
Refer to the 2009 Annual Report for a detailed description of the Corporation’s accounting policy for determining the allowance for loan losses and for the Corporation’s definition of impaired loans.
Tables N and O set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) as of March 31, 2010 and December 31, 2009 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.
TABLE N
Composition of Allowance for Loan Losses as of March 31, 2010

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$120,419	$160,395	—	$64,791	—	$345,605
Impaired loans	662,697	841,043	—	251,239	—	1,754,979
Specific ALLL to impaired loans	18.17%	19.07%	—	25.79%	—	19.69%

General ALLL	$342,023	$186,849	$18,653	$100,081	$283,825	$931,431
Loans held-in-portfolio, excluding impaired loans	11,587,894	777,785	653,734	4,397,984	3,905,923	21,323,320
General ALLL to loans held-in-portfolio, excluding impaired loans	2.95%	24.02%	2.85%	2.28%	7.27%	4.37%

Total ALLL	$462,442	$347,244	$18,653	$164,872	$283,825	$1,277,036
Total loans held-in-portfolio	12,250,591	1,618,828	653,734	4,649,223	3,905,923	23,078,299
ALLL to loans held-in-portfolio	3.77%	21.45%	2.85%	3.55%	7.27%	5.53%

TABLE O
Composition of Allowance for Loan Losses as of December 31, 2009

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$108,769	$162,907	—	$52,211	—	$323,887
Impaired loans	645,513	841,361	—	186,747	—	1,673,621
Specific ALLL to impaired loans	16.85%	19.36%	—	27.96%	—	19.35%

General ALLL	$328,940	$178,412	$18,558	$102,400	$309,007	$937,317
Loans held-in-portfolio, excluding impaired loans	12,018,546	883,012	675,629	4,416,498	4,045,807	22,039,492
General ALLL to loans held-in-portfolio, excluding impaired loans	2.74%	20.20%	2.75%	2.32%	7.64%	4.25%

Total ALLL	$437,709	$341,319	$18,558	$154,611	$309,007	$1,261,204
Total loans held-in-portfolio	12,664,059	1,724,373	675,629	4,603,245	4,045,807	23,713,113
ALLL to loans held-in-portfolio	3.46%	19.79%	2.75%	3.36%	7.64%	5.32%

The increase in the allowance for loan losses from December 31, 2009 to March 31, 2010 was primarily attributable to increased reserves for commercial and mortgage loans, partially offset by a decline in the reserve for consumer loans. The construction loan portfolio continues to maintain the highest allowance coverage due to the persistent deterioration of the economic and housing market conditions in Puerto Rico, and also in the U.S. mainland. The increase in the allowance for loan losses for the commercial loan portfolio as of March 31, 2010 was mainly attributed to BPNA. The increase in the allowance for loan losses for mortgage loans from December 31, 2009 to March 31, 2010 was influenced by the high level of delinquent mortgages and higher loss severity, particularly in Puerto Rico. The reduction in the allowance for loan losses for the consumer loan portfolio was mainly driven by recent improved performance trends in certain portfolios, including decreased levels of delinquencies and charge-offs, combined with portfolio reductions in the Puerto Rico and U.S. mainland operations.
The Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance were as follows:

	March 31, 2010		December 31, 2009		March 31, 2009
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$1,329.0	$345.6	$1,263.3	$323.9	$903.1	$279.2
No valuation allowance required	426.0	—	410.3	—	238.6	—

Total impaired loans	$1,755.0	$345.6	$1,673.6	$323.9	$1,141.7	$279.2

With respect to the $426 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required as of March 31, 2010, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $426 million impaired commercial and construction loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of March 31, 2010.
Average impaired loans during the quarters ended March 31, 2010 and 2009 were $1.7 billion and $1.0 billion, respectively. The Corporation recognized interest income on impaired loans of $4.5 million and $4.2 million for the quarters ended March 31, 2010 and 2009, respectively.

The following tables set forth an analysis of the activity in the specific reserves for impaired loans for the quarters ended March 31, 2010 and March 31, 2009:

	For the quarter ended March 31, 2010
	Commercial	Construction	Mortgage
(In thousands)	Loans	Loans	Loans	Total

Specific ALLL as of December 31, 2009	$108,769	$162,907	$52,211	$323,887
Provision for impaired loans	50,750	48,429	18,981	118,160
Less: Net charge-offs	39,100	50,941	6,401	96,442

Specific ALLL as of March 31, 2010	$120,419	$160,395	$64,791	$345,605

	For the quarter ended March 31, 2009
	Commercial	Construction	Mortgage
(In thousands)	Loans	Loans	Loans	Total

Specific ALLL as of January 1, 2009	$61,261	$119,566	$13,895	$194,722
Provision for impaired loans	35,409	95,213	13,958	144,580
Less: Net charge-offs	16,743	37,571	5,792	60,106

Specific ALLL as of March 31, 2009	$79,927	$177,208	$22,061	$279,196

For the quarter ended March 31, 2010, total net charge-offs for individually evaluated impaired loans amounted to approximately $96.4 million, principally from the BPNA reportable segment. These net charge-offs for the quarter ended March 31, 2010 consisted mostly of construction loan net charge-offs of $50.9 million, of which $26.3 million pertained to the BPPR reportable segment and $24.6 million to the BPNA reportable segment.
Due to the weakened economic conditions, the Corporation’s credit quality will continue to remain stressed in 2010, principally in mortgage-related assets. The sustained low absorption levels could result in further deterioration in property values, particularly in Puerto Rico.
Other commitments to extend credit
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $6.7 billion as of March 31, 2010 and $7.0 billion as of December 31, 2009 and March 31, 2009. Commercial letters of credit and standby letters of credit amounted to $18 million and $124 million, respectively, as of March 31, 2010; $13 million and $134 million, respectively, as of December 31, 2009; and $18 million and $189 million, respectively, as of March 31, 2009. In addition, the Corporation has commitments to originate mortgage loans amounting to $43 million as of March 31, 2010, $48 million as of December 31, 2009 and $86 million as of March 31, 2009.
As of March 31, 2010, the Corporation maintained a reserve of approximately $10 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, compared to $15 million as of December 31, 2009. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2009 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 25 to the consolidated financial statements.
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased 3.7% during the fiscal year ended June 30, 2009.
In 2010, the Puerto Rico economy should benefit from the disbursement of approximately $2.5 billion from the American Recovery and Reinvestment Act of 2009 (“ARRA”) and $280.3 million from the Commonwealth’s local stimulus package.
This decline in the Island’s economy has resulted in, among other things, a downturn in the Corporation’s loan originations; an increase in the level of its non-performing assets, loan loss provisions and charge-offs, particularly in the Corporation’s construction and commercial loan portfolios; an increase in the rate of foreclosures on mortgage loans; and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which have adversely affected its profitability. If the decline in economic activity continues, there could be further adverse effects on the Corporation’s profitability.
The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios. The persistent economic slowdown would cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenues.
As of March 31, 2010, the Corporation had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $841 million were outstanding at March 31, 2010. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.
Furthermore, as of March 31, 2010, the Corporation had outstanding $260 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $255 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of this portfolio, $53 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, of which $43 million were rated Ba1 as of March 31, 2010, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade. Subsequently, on April 16, 2010, Moody’s rating was changed to Baa1 (investment grade). As of March 31, 2010, the Puerto Rico Commonwealth Appropriation Bonds represented approximately $2.6 million in unrealized losses in the investment securities available-for-sale and held-to-maturity portfolios. Management will continue monitoring those securities as part of its ongoing OTTI assessments.
As further detailed in Notes 6 and 7 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by GNMA. In addition, $343 million of residential mortgages and $329 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies as of March 31, 2010.

OFF-BALANCE SHEET ACTIVITIES AND CONTRACTUAL OBLIGATIONS
In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers which may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Other types of off-balance sheet arrangements that the Corporation enters in the ordinary course of business include derivatives, operating leases and provision of guarantees, indemnifications, and representation and warranties.
The Corporation has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments on debt and lease agreements. Also, in the normal course of business, the Corporation enters into contractual arrangements whereby it commits to future purchases of products or services from third parties. Obligations that are legally binding agreements, whereby the Corporation agrees to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time, are defined as purchase obligations.
There were no significant changes in other contractual obligations, such as purchases obligations, capital leases, and operating leases, or pension and postretirement liabilities, and uncertain tax positions as of March 31, 2010, when compared with December 31, 2009. Refer to Note 15 to the consolidated financial statements for information on commitments and guarantees.
The Liquidity Section of this MD&A provides a breakdown of the Corporation’s borrowings and certificates of deposit by year of maturity.
As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on fluctuations in interest rates. These contracts are carried at fair value on the consolidated statements of condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions. Refer to Note 11 to the consolidated financial statements for a description of the Corporation’s derivative activities.
Under the Corporation’s repurchase agreements, Popular is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines as a result of changes in interest rates, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
The Corporation also utilizes lending-related financial instruments in the normal course of business to accommodate the financial needs of its customers. The Corporation’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments. The Corporation uses credit procedures and policies in making those commitments and conditional obligations as it does in extending loans to customers. Since many of the commitments may expire without being drawn upon, the total contractual amounts are not representative of the Corporation’s actual future credit exposure or liquidity requirements for these commitments.
The contractual amounts related to the Corporation’s off-balance sheet lending and other activities, including commitments to extend credit, commercial letters of credit, standby letters of credit, commitments to originate mortgage loans and unfunded investment obligations, amounted to $6.9 billion as of March 31, 2010, compared with $7.2 billion as of December 31, 2009.
The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters (except for the matters described in the Legal Proceedings section in Note 15 to the consolidated financial statements which are in very early stages and as to which the actions of which currently cannot be predicted) will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Guarantees associated with loans sold / serviced
The Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may have sold, in bulk sale transactions, residential mortgage loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.
As of March 31, 2010, the Corporation serviced $4.3 billion, compared with $4.5 billion as of December 31, 2009, in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse. During the quarter ended March 31, 2010, the Corporation repurchased approximately $18 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. Historically, the losses associated to these credit recourse arrangements, which pertained to residential mortgage loans in Puerto Rico, have not been significant. As of March 31, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $29 million, compared with $16 million as of December 31, 2009.
When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses. Quality review procedures are performed by the Corporation as required under the government agency programs to ensure that asset guideline qualifications are met. The Corporation has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of March 31, 2010, the Corporation serviced $17.6 billion in mortgage loans, including the loans serviced with credit recourse, compared with $17.7 billion as of December 31, 2009. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the interim, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of March 31, 2010, the amount of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $21 million, compared with $14 million as of December 31, 2009. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of March 31, 2010, the Corporation established reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of March 31, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $32 million, which was included as part of other liabilities in the consolidated statement of condition, compared with $33 million as of December 31, 2009. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the quarter ended March 31, 2010, E-LOAN charged-off approximately $3 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events. Make-whole events are typically defaulted cases which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan.
During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of March 31, 2010 are related principally to make-whole arrangements. As of March 31, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $10 million, compared with $9 million as of December 31, 2009. During the quarter ended March 31, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $0.5 million. The reserve balance as of March 31, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term timeframe, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
During 2009, the Corporation sold a lease portfolio of approximately $0.3 billion. As of March 31, 2010, the reserve established to provide for any losses on the breach of certain representations and warranties included in the associated sale agreements amounted to $4 million, compared with $6 million as of December 31, 2009. This reserve is included as part of other liabilities in the consolidated statement of condition.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives and mortgage servicing rights. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.
The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. No significant degree of judgment for these valuations is needed, as they are based on quoted prices that are readily available in an active market.

•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability, including assumptions about risk. The inputs are developed based on the best available information, which might include the Corporation’s own data such as internally-developed models and discounted cash flow analyses.
The Corporation requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value. The amount of judgment involved in estimating the fair value of a financial instrument depends upon the availability of quoted market prices or observable market parameters. In addition, it may be affected on other factors such as the type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.
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
Refer to Note 17 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. As of March 31, 2010, approximately $6.8 billion, or 94%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value are classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments. U.S. Treasury securities are valued based on yields that are interpolated from the constant maturity treasury curve. Obligations of U.S. Government sponsored entities are priced based on an active exchange market and on quoted prices for similar securities. Obligations of Puerto Rico, States and political subdivisions are valued based on trades, bid price or spread, two sided markets, quotes, benchmark curves, market data feeds, discount and capital rates and trustee reports. MBS and CMOs are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Refer to the Derivatives section below for a description of the valuation techniques used to value these instruments.

As of March 31, 2010, the remaining 6% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax exempt mortgage-backed securities guaranteed by GNMA and FNMA and mortgage servicing rights (“MSRs”). Agency tax exempt mortgage-backed securities are priced using a local demand price matrix prepared from local dealer quotes, and other local investments such as corporate securities and local mutual funds which are priced by local dealers. MSRs, on the other hand, are priced internally using a discounted cash flow model which considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Additionally, the Corporation reported $386 million of financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2010, all of which were classified as Level 3 in the hierarchy.
Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $245 million as of March 31, 2010, of which $239 million were Level 3 assets and $6 million were Level 2 assets. These assets consisted principally of tax-exempt agency mortgage-backed securities. Fair value for these securities is based on an internally-prepared matrix derived from an average of two indicative local broker quotes, and adjusted for additional inputs obtained from industry sources for FNMA tax-exempt mortgage-backed securities. The main input used in the matrix pricing is non-binding local broker quotes obtained from limited trade activity. Therefore, these securities are classified as Level 3.
There were no significant changes in the Corporation’s valuation methodologies as of March 31, 2010 when compared with December 31, 2009. Refer to Note 17 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value as of March 31, 2010. Also, refer to the Critical Accounting Policies / Estimates in the 2009 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.
Trading Account Securities and Investment Securities Available-for-Sale
The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2010, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2010, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.
Furthermore, management assesses the fair value of its portfolio of investment securities at least on a quarterly basis, which includes analyzing changes in fair value that have resulted in losses that may be considered other-than-temporary. Factors considered include, for example, the nature of the investment, severity and duration of possible impairments, industry reports, sector credit ratings, economic environment, creditworthiness of the issuers and any guarantees.
Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each quarter, management assesses the valuation hierarchy for each asset or liability measured. The fair value measurement analysis performed by the Corporation includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.
As of March 31, 2010, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $6.9 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. As of March 31, 2010, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $20 million and $140 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent only 3% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Derivatives
Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation are classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2010, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $1.4 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $1.9 million resulting from the Corporation’s own credit standing adjustment and a gain of $0.5 million from the assessment of the counterparties’ credit risk.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”), which amounted to $173 million as of March 31, 2010, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 8 to the consolidated financial statements.
Loans held-in-portfolio considered impaired under ASC Subsection 310-10-35 that are collateral dependent
The impairment is based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. Continued deterioration of the housing markets and the economy in general have adversely impacted and continue to affect the market activity related to real estate properties. These collateral dependent impaired loans are classified as Level 3 and are reported as a nonrecurring fair value measurement.

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
While the Corporation is exposed to various business risks, the risks relating to interest rate risk and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature.
The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s risk management committee. In addition, a Market Risk Manager, who is part of the risk management group, has been appointed to enhance and strengthen controls surrounding interest, liquidity, and market risks, and independently monitor and report adherence with established policies. The ALCO meets on a monthly basis and reviews various asset and liability sensitivities, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2009 Annual Report were the same as those applied by the Corporation as of March 31, 2010.
Net interest income simulation analysis performed by legal entity and on a consolidated basis is a tool used by the Corporation in estimating the potential change in net interest income resulting from hypothetical changes in interest rates. Sensitivity analysis is calculated using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and expected changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. It is a dynamic process, emphasizing future performance under diverse economic conditions.
Management assesses interest rate risk using various interest rate scenarios that differ in direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, +/- 200 and + 400 basis points parallel ramps and +/- 200 basis points parallel shocks. Management also performs analyses to isolate and measure basis and yield curve risk exposures and prepayment risk. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities, estimates on the duration of the Corporation’s deposits and interest rate scenarios.
The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2011. Under a 200 basis points rising rate scenario, projected net interest income increases by $71.0 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $138.0 million. These scenarios were compared against the Corporation’s flat or unchanged interest rates forecast. Given the fact that as of March 31, 2010 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios.

Simulation analyses are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the estimates do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what may actually occur in the future. The projected net interest income from which this disclosure is based does not give effect to the application of the proceeds of the recently completed depositary shares offering or to the impact of the FDIC-assisted transaction described in the Subsequent Events section of this MD&A.
The Corporation estimates the sensitivity of economic value of equity (“EVE”) to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. This sensitivity analysis is a useful tool to measure long-term IRR because it captures the impact of up or down rate changes in expected cash flows, including principal and interest, from all future periods.
EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. Management has defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of March 31, 2010, the Corporation was in compliance with these limits.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income or market value that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations and, as a result, could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 11 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
Foreign Exchange
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in other operating income in the consolidated statements of operations.
As of March 31, 2010, the Corporation had approximately $40 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared to an unfavorable adjustment of $41 million as of December 31, 2009.
EVERTEC, Inc. operates in Venezuela through its wholly-owned subsidiary EVERTEC — Venezuela. On January 7, 2010, Venezuela’s National Consumer Price Index (“NCPI”) for December 2009 was released. The cumulative three-year inflation rates for both of Venezuela’s inflation indices were over 100 percent. The Corporation calculated the cumulative three-year inflation rate on a blended basis by using the Consumer Price Index (“CPI”) for 2006 and 2007, and the NCPI for 2008 and 2009. The blended CPI/NCPI reached cumulative three-year inflation in excess of 100% as of November 30, 2009. Therefore, the Corporation began considering Venezuela’s economy as highly inflationary as of January 1, 2010, and the financial statements of EVERTEC — Venezuela were remeasured as if the functional currency was the reporting currency as of such date. ASC Section 830-10-45-11 defines a highly inflationary economy as one with a cumulative inflation rate of approximately 100 percent or more over a three-year period. Under ASC Topic 830, if a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The impact of the remeasurement of the financial statements of EVERTEC — Venezuela as of March 31, 2010, using the parallel market rate of Bs6.98/US$1, was approximately $2.2 million, which was included in the category of other operating income in the consolidated statement of operations. Total assets for EVERTEC — Venezuela remeasured at the parallel market rate approximated $5 million as of March 31, 2010.

LIQUIDITY
The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintains a reasonable safety margin for cash commitments under both normal and stressed market conditions. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if the markets on which it depends on are subject to temporary disruptions.
The Corporation obtains liquidity from both sides of the balance sheet as well as from off-balance-sheet activities. Liquid assets can be quickly and easily converted to cash at a reasonable cost, or are timed to mature when management anticipates a need for additional liquidity. The Corporation’s investment portfolio, including money markets such as fed funds sold and loans that can be pledged at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of New York (“Fed”), are used to manage Popular’s liquidity needs. On the liability side, diversified sources of deposits and secured credit facilities provide liquidity to Popular’s operations. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, the Corporation’s funding sources are adequate.
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
Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 75% of the Corporation’s total assets as of March 31, 2010 and December 31, 2009.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. These borrowings consisted primarily of FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 12 to the consolidated financial statements for the composition of the Corporation’s borrowings as of March 31, 2010 and December 31, 2009. There were no significant fluctuations in the Corporation’s borrowings composition from December 31, 2009 to March 31, 2010.
The composition of the Corporation’s financing to total assets as of March 31, 2010 and December 31, 2009 is included in Table P.
TABLE P
Financing to Total Assets

			% decrease from	% of total assets
	March 31,	December 31,	December 31, 2009 to	March 31,	December 31,
(Dollars in millions)	2010	2009	March 31, 2010	2010	2009

Non-interest bearing deposits	$4,476	$4,495	(0.4%)	13.2%	13.0%
Interest-bearing core deposits	15,142	14,983	1.1	44.8	43.1
Other interest-bearing deposits	5,742	6,447	(10.9)	17.0	18.6
Repurchase agreements	2,492	2,633	(5.4)	7.4	7.6
Other short-term borrowings	23	7	228.6	—	—
Notes payable	2,529	2,649	(4.5)	7.5	7.6
Others	941	983	(4.3)	2.8	2.8
Stockholders’ equity	2,487	2,539	(2.0)	7.3	7.3

Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.

The maturities of certificates of deposits and borrowings for the Corporation as of March 31, 2010, were as follows:

	Certificates of	Repurchase	Short-term
(In thousands)	deposits	agreements	borrowings	Notes payable	Total

Year
2010	$6,379,905	$1,329,316	$23,263	$338,837	$8,071,321
2011	1,892,628	50,000	—	522,260	2,464,888
2012	860,677	75,000	—	631,917	1,567,594
2013	422,408	49,000	—	129,780	601,188
2014	350,335	350,000	—	10,824	711,159
Later years	623,222	638,190	—	466,809	1,728,221
No stated maturity	—	—	—	936,000	936,000

Subtotal	$10,529,175	2,491,506	23,263	3,036,427	16,080,371
Less: Discount	—	—	—	(507,335)	(507,335)

Total	$10,529,175	$2,491,506	$23,263	$2,529,092	$15,573,036

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, collateralized borrowings and, to a lesser extent, loan sales. Also, BPNA has received substantial capital contributions in order to maintain its well-capitalized status. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the FHLB and at the discount window of the Fed, and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities. The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, repayment of maturing obligations (including deposits), operational expenses, and in the case of BPPR, dividend payments to the holding company. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for some derivative transactions and recourse obligations; off-balance sheet activities mainly in connection with contractual commitments; recourse provisions; servicing advances; derivatives and support to several mutual funds administered by BPPR.
The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of balances maintained at the Fed and FHLB and liquid unpledged securities.
The Corporation’s ability to compete successfully in the marketplace for deposits, excluding brokered deposits, depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results, credit ratings (by nationally recognized credit rating agencies), and importantly, FDIC deposit insurance. Although a downgrade in the credit rating of the Corporation may impact its ability to raise retail and commercial deposits or the rate that it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to FDIC limits) and this is expected to mitigate the effect of a downgrade in the credit ratings.
Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table I for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. As indicated in the glossary, for purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $19.6 billion, or 77% of total deposits, as of March 31, 2010, compared with $19.5 billion, or 75% of total deposits, as of December 31, 2009. Core deposits financed 62% of the Corporation’s earning assets as of March 31, 2010, compared to 60% as of December 31, 2009.

Certificates of deposit with denominations of $100,000 and over as of March 31, 2010 totaled $4.1 billion, or 16% of total deposits, compared to $4.7 billion, or 18%, as of December 31, 2009. Their distribution by maturity as of March 31, 2010 was as follows:

(In thousands)

3 months or less	$1,736,414
3 to 6 months	819,956
6 to 12 months	639,688
Over 12 months	902,809

$4,098,867

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of March 31, 2010 and December 31, 2009, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.9 billion based on assets pledged with the FHLB at that date. Outstanding borrowings under these credit facilities totaled $1.1 billion as of March 31, 2010 and December 31, 2009. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and do not have any callable features. Refer to Note 12 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.
As of March 31, 2010, the banking subsidiaries had a borrowing capacity at the Fed discount window of approximately $3.4 billion, which remained unused as of that date. This compares to a borrowing capacity at the Fed discount window of $2.9 billion as of December 31, 2009, which was also unused. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of loans and securities pledged as collateral.
As of March 31, 2010, management believes that the banking subsidiaries had sufficient current and projected liquidity to meet its anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, during the foreseeable future and have sufficient liquidity buffers to address a stress event.
Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries, proceeds from new borrowings or stock issuance. The principal use of these funds include capitalizing banking subsidiaries, the repayment of maturing debt, and interest payments to holders of senior debt and trust preferred securities. The Corporation suspended the payment of dividends to common and preferred stockholders during 2009 as a result of dividend restrictions imposed by regulators and in order to conserve capital.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc.) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness are now minimal given that the PFH business was discontinued. These sources of funding have become more difficult to obtain and costly due to disrupted market conditions and the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are at a level below “investment grade” which may affect the Corporation’s ability to raise funds in the capital markets.
A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary have required the BHCs to contribute equity capital to ensure that it meets the regulatory guidelines for “well-capitalized” institutions. In the event that additional capital contributions were necessary, management believes that the BHCs currently have enough liquidity resources to meet potential capital needs from BPNA in the ordinary course of business. During the quarter ended March 31, 2010, the BHCs made capital contributions to BPNA amounting to $60 million.
Refer to Note 27 to the consolidated financial statements, which presents a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $396 million as of March 31, 2010, consisted principally of $370 million of subordinated notes from BPPR. Currently, subject to the required approval of the Fed, BPPR may, at any time, partially redeem these notes at a redemption price of 100% of the principal amount. During the quarter ended March 31, 2010, BPPR redeemed $60 million of such securities. The parent holding company used the funds to capitalized BPNA.
The maturities of the bank holding companies’ outstanding notes payable as of March 31, 2010 and December 31, 2009 are shown in the table below. These borrowings are principally unsecured senior debt (term notes) and junior subordinated debentures (trust preferred securities).

	March 31,	December 31,
(In thousands)	2010	2009

Year
2010	$1,000	$2,000
2011	$178,675	353,675
2012	374,251	274,183
2013	3,000	3,000
2014	—	—
Later years	439,800	439,800
No stated maturity	936,000	936,000	(a)

Subtotal	1,932,726	$2,008,658
Less: Discount	(507,335)	(512,350)	(a)

Total	$1,425,391	$1,496,308

(a)	Amounts are related to junior subordinated debentures associated with the trust preferred securities that were issued to the U.S. Treasury in August 2009.

The reduction in the maturity of unsecured senior debt from the 2011 maturity classification was the result of two events: (1) the exercise of a put option by holder of $75 million in term notes during the quarter ended March 31, 2010 and (2) the extension of the maturity of $100 million in term notes from September 2011 to March 2012 based on modifications negotiated with the note holders during the quarter ended March 31, 2010. These term notes have a fixed interest rate of 13% as of March 31, 2010. The Corporation no longer has outstanding any term notes in which the holders have the right to require the Corporation to purchase the notes prior to its contractual maturity.
Included in the table above are $175 million in term notes with interest that adjusts in the event of senior debt rating downgrades. These floating rate term notes have an interest rate of 9.75% over the 3-month LIBOR and mature in September 2011. A future reduction in the Corporation’s senior debt rating could increment the cost of these term notes by an additional 75 basis points per notch.
The repayment of these obligations represents a potential cash need which is expected to be met with internal liquidity resources, new borrowings and / or proceeds from the issuance of the depositary shares.
The BHCs liquidity position continues to be adequate with sufficient cash on hand, marketable securities and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.
The Corporation’s ratings and outlook as of March 31, 2010 were unchanged from December 31, 2009. These are presented in the table below.

As of March 31, 2010
Popular, Inc.
	Short-term	Long-term
	debt	debt	Outlook

Fitch	B	B	Negative
Moody’s	—	Ba1	Negative
S&P	C	B-	Negative

On May 4, 2010, Standard & Poor’s Rating Services (“S&P”) raised Popular, Inc.’s counterparty credit rating to “B” from “B-”, with a positive outlook. S&P’s credit rating on BPPR at “B+/B” was unchanged, but the outlook was revised to positive from negative. The increase in credit rating by S&P resulted primarily from the material improvement in the Corporation’s levels of capital and bank holding company level liquidity. The acquisition of selected assets and assumption of deposits from Westernbank Puerto Rico was also seen as modestly beneficial, with limited credit risk.
As indicated previously, the Corporation has $175 million in senior debt issued by the BHCs with interest that adjusts in the event of senior debt rating downgrades. The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings.
Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and credit ratings. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $70 million as of March 31, 2010, with the Corporation providing collateral totaling $82 million to cover the net liability position with counterparties on these derivative instruments.
In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $169 million as of March 31, 2010. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce the Corporation’s liquidity resources and impact its operating results.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and May 10, 2010, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc. and certain of its directors and officers, among others. The five class actions have now been consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an Employee Retirement Income Security Act (ERISA) class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc. et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.).
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which includes as defendants the underwriters in the May 2008 offering of Series B Preferred Stock. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular and the individual defendants moved to dismiss the consolidated securities class action complaint.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of the ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted.
The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) have been brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, and pursuant to a stipulation among the parties, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, has been removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Díaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss.

On April 13, 2010, the Puerto Rico Court of First Instance in San Juan granted summary judgment dismissing a separate complaint brought by plaintiff in the García action that sought to enforce an alleged right to inspect the books and records of the Corporation in support of the pending derivative action. The Court held that the plaintiff had not propounded a “proper purpose” under Puerto Rico law for such inspection. On April 28, 2010, the plaintiff in that action moved for reconsideration of the Court’s dismissal.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2009 Form 10-K, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2009 Form 10-K.
The risks described in our 2009 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Risks Relating to our Business
We engaged in an FDIC-assisted transaction involving Westernbank Puerto Rico (“the FDIC-assisted transaction”), which could present additional risks to our business.
On April 30, 2010, Popular, Inc.’s banking subsidiary, Banco Popular of Puerto Rico (“BPPR”), acquired certain assets and assumed certain liabilities of Puerto Rico-based Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”) in an assisted transaction (herein, the “FDIC-assisted transaction”). Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because the FDIC-assisted transaction was structured in a manner that did not allow bidders the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risks in the FDIC-assisted transaction.
Our primary regulators conditioned our ability to acquire a failed depository institution on compliance by us with additional requirements.
In connection with the FDIC-assisted transaction, we made a commitment to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) that, if BPPR was a successful bidder in an FDIC-assisted transaction, we would raise additional Tier 1 capital of at least $500 million either through the sale of certain assets, which could include a sale of our EVERTEC subsidiary, BPPR’s merchant acquiring business and certain other of our financial transaction processing and technology services operations, or through the issuance of additional Tier 1 capital to investors, or some combination thereof. If we do not raise the additional capital from the sale of assets, we would be required to issue additional Tier 1 capital securities, which could include, among other things, common stock or preferred stock, to meet this commitment. No assurances can be given that we will be able to raise the additional Tier 1 through either the sale of assets or the issuance of capital securities. Such further equity issuances could dilute the existing holders of our Common Stock.

If we were to sell all or a controlling interest in our EVERTEC business to a third party, we may no longer have access to the financial transaction processing and technology services that EVERTEC provides or may be obligated to obtain those services at a higher cost.
We are considering a strategic transaction involving our EVERTEC subsidiary, BPPR’s merchant acquiring business and certain other of our financial transaction processing and technology services operations in Puerto Rico, the United States mainland, and elsewhere in the Caribbean and Latin America. A strategic transaction involving EVERTEC and these other businesses could involve a sale to a third party or a strategic investment by a third party with us retaining an ownership interest. Even though we currently expect to enter into a long-term services contract as part of any transaction, if we were successful in consummating such a transaction, there can be no assurances that the third party will continue to provide our other businesses with the financial transaction processing and technology services that we currently receive from EVERTEC. In addition, in order to maximize the proceeds we would receive in the transaction, we may agree to purchase the same services we receive from EVERTEC currently at a higher cost than we currently pay.
Risks Related to the FDIC-assisted Transaction
The success of the FDIC-assisted transaction will depend on a number of uncertain factors.
The success of the FDIC-assisted transaction will depend on a number of factors, including, without limitation:
•	our ability to integrate the business and operations of the former Westernbank into BPPR’s current operations;

•	our ability to limit the outflow of deposits held by our new customers in the acquired branches and successfully to retain and manage interest-earning assets (i.e., loans) acquired in the FDIC-assisted transaction;

•	our ability to attract new deposits and to generate new interest-earning assets in the areas previously served by the former Westernbank branches;

•	our ability to control the incremental non-interest expense from the former Westernbank branches and other units in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to collect on the loans acquired and satisfy the standard requirements imposed in the loss sharing agreement; and

•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.
As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches such as the FDIC-assisted transaction, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating the business and operations of the former Westernbank will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transaction. We may also encounter unexpected difficulties during the integration or costs, including costs related to the liabilities assumed, such as legal claims, during the integration or thereafter, that could adversely affect our results of operations and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the former Westernbank branches will not adversely affect our financial results, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in the market areas currently served by the former Westernbank, or that we will be able to manage any growth resulting from the FDIC-assisted transaction effectively.
Deposit and loan run-off rates could exceed the rates we have projected in connection with our planning for the FDIC-assisted transaction and the integration of the acquired branches.
Deposit run-off could be higher than our assumptions. As part of the FDIC-assisted transaction, it will be necessary to convert customer loan and deposit data from the former Westernbank’s data processing systems to our data processing system. Delays or errors in the conversion process could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to service in a cost-effective manner particular loan or deposit products with special features previously offered by the former Westernbank. Any increase in run-off rates could adversely affect our ability to stimulate growth in the acquired branches, our liquidity, and our results of operations.
Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transaction all of which may not be supported by the loss sharing agreement with the FDIC.
We acquired significant portfolios of loans in the FDIC-assisted transaction. Although these loan portfolios will be initially accounted for at fair value, there is no assurance that the loans we acquired will not become impaired, which may result in additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolio that we have acquired and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
Although we have entered into loss sharing agreements with the FDIC which provide that 80% of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transaction will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreement has limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our results of operations. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections. The FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.
The FDIC-assisted transaction increases BPPR’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.
With the acquisition of most of the former Westernbank’s loan portfolio, the commercial real estate loan and construction loan portfolios become a larger portion of BPPR’s total loan portfolio than it was prior to the FDIC-assisted transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and collateral may be more difficult to dispose of in a market decline. However, the negative economic aspects of these risks are substantially reduced as a result of the FDIC loss sharing agreements.
Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share receivable in the FDIC-assisted transaction may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectibility of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we may record a loss share receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share receivable, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2010 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

January 1 - January 31	—	—	—	8,377,793
February 1 - February 28	997,536	2.02	997,536	7,380,257
March 1 - March 31	12,426	2.03	12,426	7,368,036

Total March 31, 2010	1,009,962	2.02	1,009,962	7,368,036

(a)	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: May 10, 2010	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: May 10, 2010	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller