Form 10-Q
period 2010-06-30
POPULAR INC
filed 2010-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2010
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
     ☐ Yes            ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value, 1,022,695,797 shares outstanding as of August 5, 2010.

POPULAR, INC.
INDEX

Forward-Looking Information
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the “Corporation”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	difficulties in combining the operations of acquired entities, including in connection with our acquisition of certain assets and assumption of certain liabilities of Westernbank Puerto Rico from the Federal Deposit Insurance Corporation (“FDIC”);

•	lower than expected gains related to any sale or potential sale of businesses;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) on the Corporation’s businesses, business practices and costs of operations;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional FDIC assessments; and

•	possible legislative, tax or regulatory changes.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(In thousands, except share information)	June 30, 2010	December 31, 2009	June 30, 2009

ASSETS
Cash and due from banks	$744,769	$677,330	$661,852

Money market investments:
Federal funds sold	11,540	159,807	106,092
Securities purchased under agreements to resell	299,921	293,125	306,974
Time deposits with other banks	2,132,748	549,865	538,581

Total money market investments	2,444,209	1,002,797	951,647

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	371,619	415,653	400,128
Other trading securities	29,924	46,783	87,054
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,981,931	2,330,441	2,599,558
Other investment securities available-for-sale	4,499,256	4,364,273	4,646,901
Investment securities held-to-maturity, at amortized cost (fair value as of June 30, 2010 - $209,207; December 31, 2009 - $213,146; June 30, 2009 - $313,462)	209,416	212,962	320,061
Other investment securities, at lower of cost or realizable value (realizable value as of June 30, 2010 - $153,845; December 31, 2009 - $165,497; June 30, 2009 - $216,551)	152,562	164,149	214,923
Loans held-for-sale measured at lower of cost or fair value	101,251	90,796	242,847

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	22,576,299	23,827,263	24,717,321
Loans covered under loss sharing agreements with the FDIC	4,079,017	—	—
Less — Unearned income	109,911	114,150	111,259
Allowance for loan losses	1,277,016	1,261,204	1,146,239

Total loans held-in-portfolio, net	25,268,389	22,451,909	23,459,823

FDIC loss share indemnification asset	3,345,896	—	—
Premises and equipment, net	573,941	584,853	614,366
Other real estate not covered under loss sharing agreements with the FDIC	142,372	125,483	105,553
Other real estate covered under loss sharing agreements with the FDIC	76,331	—	—
Accrued income receivable	151,245	126,080	135,978
Servicing assets (at fair value on June 30, 2010 - $171,994; December 31, 2009 - $169,747; June 30, 2009 - $180,808)	174,170	172,505	184,189
Other assets (See Note 12)	1,402,072	1,322,159	1,214,849
Goodwill	710,579	604,349	607,164
Other intangible assets	63,720	43,803	48,447
Assets from discontinued operations	—	—	3,452

Total assets	$42,443,652	$34,736,325	$36,498,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,793,338	$4,495,301	$4,408,865
Interest bearing	22,320,235	21,429,593	22,504,620

Total deposits	27,113,573	25,924,894	26,913,485
Federal funds purchased and assets sold under agreements to repurchase	2,307,194	2,632,790	2,941,678
Other short-term borrowings	1,263	7,326	1,825
Notes payable	8,237,401	2,648,632	2,643,722
Other liabilities	1,180,773	983,866	1,084,455
Liabilities from discontinued operations	—	—	13,926

Total liabilities	38,840,204	32,197,508	33,599,091

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding at June 30, 2010 and December 31, 2009 (June 30, 2009 - 24,410,000) (aggregate liquidation preference value as of June 30, 2010 and December 31, 2009 - $50,160 (June 30, 2009 - $1,521,875))	50,160	50,160	1,487,000
Common stock, $0.01 par value; 1,700,000,000 shares authorized as of June 30, 2010 (December 31, 2009 and June 30, 2009 - 700,000,000); 1,022,878,228 shares issued as of June 30, 2010 (December 31,2009 - 639,544,895; June 30, 2009 - 282,034,819) and 1,022,695,797 outstanding as of June 30, 2010 (December 31, 2009 - 639,540,105; June 30, 2009 - 282,031,548)	10,229	6,395	2,820
Surplus	4,094,429	2,804,238	2,185,757
Accumulated deficit	(625,302)	(292,752)	(659,165)
Treasury stock — at cost, 182,431 shares as of June 30, 2010 (December 31, 2009 - 4,790 shares; June 30, 2009 - 3,271)	(518)	(15)	(11)
Accumulated other comprehensive income (loss), net of tax expense of $17,744 (December 31, 2009 - $33,964; June 30, 2009 - $67,257)	74,450	(29,209)	(116,700)

Total stockholders’ equity	3,603,448	2,538,817	2,899,701

Total liabilities and stockholders’ equity	$42,443,652	$34,736,325	$36,498,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2010	2009	2010	2009

INTEREST INCOME:
Loans	$385,314	$382,244	$739,963	$784,012
Money market investments	1,893	2,381	2,935	5,514
Investment securities	62,915	75,818	127,841	149,301
Trading account securities	6,599	10,603	13,177	21,411

Total interest income	456,721	471,046	883,916	960,238

INTEREST EXPENSE:
Deposits	90,615	128,452	183,589	276,491
Short-term borrowings	15,552	16,631	30,811	37,334
Long-term debt	71,578	42,903	121,623	90,867

Total interest expense	177,745	187,986	336,023	404,692

Net interest income	278,976	283,060	547,893	555,546
Provision for loan losses	202,258	349,444	442,458	721,973

Net interest income after provision for loan losses	76,718	(66,384)	105,435	(166,427)

Service charges on deposit accounts	50,679	53,463	101,257	107,204
Other service fees (See Note 24)	103,725	102,437	205,045	200,970
Net gain on sale and valuation adjustments of investment securities	397	53,705	478	229,851
Trading account profit	2,464	16,839	2,241	23,662
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(9,311)	(13,453)	(21,533)	(27,266)
FDIC loss share income	23,334	—	23,334	—
Fair value change in equity appreciation instrument	24,394	—	24,394	—
Other operating income	20,176	12,848	38,508	26,149

Total non-interest income	215,858	225,839	373,724	560,570

OPERATING EXPENSES:
Personnel costs:
Salaries	109,124	107,079	204,997	212,402
Pension and other benefits	28,908	29,127	53,967	69,095

Total personnel costs	138,032	136,206	258,964	281,497
Net occupancy expenses	29,058	26,024	57,934	52,465
Equipment expenses	25,346	25,202	48,799	51,306
Other taxes	12,459	13,084	24,763	26,260
Professional fees	34,225	27,048	61,274	51,949
Communications	11,342	12,386	22,114	24,213
Business promotion	10,204	9,946	18,499	17,856
Printing and supplies	2,653	3,017	5,022	5,807
FDIC deposit insurance	17,393	36,331	32,711	45,448
Other operating expenses	45,249	38,968	74,745	73,202
Amortization of intangibles	2,455	2,433	4,504	4,839

Total operating expenses	328,416	330,645	609,329	634,842

Loss from continuing operations before income tax	(35,840)	(171,190)	(130,170)	(240,699)
Income tax expense (benefit )	19,988	5,393	10,713	(21,540)

Loss from continuing operations	(55,828)	(176,583)	(140,883)	(219,159)
Loss from discontinued operations, net of income tax	—	(6,599)	—	(16,545)

NET LOSS	$(55,828)	$(183,182)	$(140,883)	$(235,704)

NET LOSS APPLICABLE TO COMMON STOCK	$(247,495)	$(207,810)	$(332,550)	$(285,010)

NET LOSS PER COMMON SHARE — BASIC
Net loss from continuing operations	$(0.29)	$(0.71)	$(0.45)	$(0.95)
Net loss from discontinued operations	—	(0.03)	—	(0.06)

Net loss per common share — basic	$(0.29)	$(0.74)	$(0.45)	$(1.01)

NET LOSS PER COMMON SHARE — DILUTED
Net loss from continuing operations	$(0.29)	$(0.71)	$(0.45)	$(0.95)
Net loss from discontinued operations	—	(0.03)	—	(0.06)

Net loss per common share — diluted	$(0.29)	$(0.74)	$(0.45)	$(1.01)

DIVIDENDS DECLARED PER COMMON SHARE	—	—	—	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

									Accumulated
									other
	Common		Preferred				Accumulated		comprehensive
(In thousands)	stock		stock		Surplus		deficit		(loss) income	Total

Balance as of December 31, 2008	$1,566,277		$1,483,525		$621,879		$(374,488)		$(28,829)	$3,268,364
Net loss							(235,704)			(235,704)
Accretion of discount			3,475	[1]			(3,475	) [1]
Stock options expense on unexercised options, net of forfeitures					45					45
Change in par value	(1,689,389	) [2]			1,689,389	[2]
Dividends declared:
Common stock							(5,641)			(5,641)
Preferred stock							(39,857)			(39,857)
Common stock reissuance	378									378
Common stock purchases	(13)									(13)
Treasury stock retired	125,556				(125,556)
Other comprehensive loss, net of tax									(87,871)	(87,871)

Balance as of June 30, 2009	$2,809		$1,487,000		$2,185,757		$(659,165)		$(116,700)	$2,899,701

Balance as of December 31, 2009	$6,380		$50,160		$2,804,238		$(292,752)		$(29,209)	$2,538,817
Net loss							(140,883)			(140,883)
Issuance of stocks			1,150,000	[3]						1,150,000
Issuance of common stock upon conversion of preferred stock	3,834	[3]	(1,150,000	) [3]	1,337,833	[3]				191,667
Issuance costs					(47,642	) [4]				(47,642)
Deemed dividend on preferred stock							(191,667)			(191,667)
Common stock purchases	(503)									(503)
Other comprehensive income, net of tax									103,659	103,659

Balance as of June 30, 2010	$9,711		$50,160		$4,094,429		$(625,302)		$74,450	$3,603,448

[1]	Accretion of preferred stock discount 2008 Series C preferred stock

[2]	Change in par value from $6.00 to $0.01 (not in thousands)

[3]	Issuance and subsequent conversion of depositary shares representing interests in shares of contingent convertible non-cumulative preferred stock Series D into common stock

[4]	Issuance costs related to issuance and conversion of depositary shares (Preferred stock — Series D)

Disclosure of changes in number of shares:

	June 30,		December 31,		June 30,
	2010		2009		2009

Preferred Stock:
Balance at beginning of period	2,006,391		24,410,000		24,410,000
Issuance of stocks	1,150,000	[1]	(22,403,609	) [2]	—

Conversion of stocks	(1,150,000	) [1]	—		—

Balance at end of period	2,006,391		2,006,391		24,410,000

Common Stock — Issued:
Balance at beginning of period	639,544,895		295,632,080		295,632,080
Issuance of stocks	383,333,333	[1]	357,510,076	[3]	—
Treasury stock retired	—		(13,597,261)		(13,597,261)

Balance at end of period	1,022,878,228		639,544,895		282,034,819

Treasury stock	(182,431)		(4,790)		(3,271)

Common Stock — outstanding	1,022,695,797		639,540,105		282,031,548

[1]	Issuance of 46,000,000 in depositary shares; converted into 383,333,333 common shares (full conversion of depositary shares, each representing a 1/40th interest in shares of contingent convertible perpetual non-cumulative preferred stock, into common stock).

[2]	Exchange of 21,468,609 preferred stock Series A and B for common shares, and exchange of 935,000 preferred stock Series C for trust preferred securities.

[3]	Shares issued in exchange of Series A and B preferred stock and early extinguishment of debt (exchange of trust preferred securities for common stock).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Net loss	$(55,828)	$(183,182)	$(140,883)	$(235,704)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(1,531)	(877)	(577)	(757)
Adjustment of pension and postretirement benefit plans	4,486	1,855	6,236	63,095
Unrealized holding gains (losses) on securities available-for-sale arising during the period	80,801	(34,712)	116,912	(19,399)
Reclassification adjustment for losses (gains) included in net loss	6	(1,410)	16	(177,556)
Unrealized net losses on cash flow hedges	(1,509)	(37)	(1,540)	(1,623)
Reclassification adjustment for losses (gains) included in net loss	31	3,469	(1,168)	5,883

Other comprehensive income (loss) before tax:	82,284	(31,712)	119,879	(130,357)
Income tax (expense) benefit	(12,065)	5,694	(16,220)	42,486

Total other comprehensive income (loss), net of tax	70,219	(26,018)	103,659	(87,871)

Comprehensive income (loss), net of tax	$14,391	$(209,200)	$(37,224)	$(323,575)

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Underfunding of pension and postretirement benefit plans	$(882)	—	$(1,765)	$(22,783)
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(11,759)	$6,050	(15,507)	3,293
Reclassification adjustment for losses (gains) included in net loss	—	247	(4)	62,709
Unrealized net losses on cash flows hedges	588	15	600	633
Reclassification adjustment for losses (gains) included in net loss	(12)	(618)	456	(1,366)

Income tax (expense) benefit	$(12,065)	$5,694	$(16,220)	$42,486

Disclosure of accumulated other comprehensive income (loss):

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Foreign currency translation adjustment	$(41,253)	$(40,676)	$(39,825)

Underfunding of pension and postretirement benefit plans	(121,550)	(127,786)	(197,114)
Tax effect	46,801	48,566	76,858

Underfunding of pension and postretirement benefit plans, net of tax	(74,749)	(79,220)	(120,256)

Unrealized holding gains on securities available-for-sale	221,018	104,090	53,019
Tax effect	(29,645)	(14,134)	(9,616)

Unrealized holding gains on securities available-for-sale, net of tax	191,373	89,956	43,403

Unrealized (losses) gains on cash flows hedges	(1,509)	1,199	(37)
Tax effect	588	(468)	15

Unrealized (losses) gains on cash flows hedges, net of tax	(921)	731	(22)

Accumulated other comprehensive income (loss)	$74,450	$(29,209)	$(116,700)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(140,883)	$(235,704)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	30,759	33,603
Provision for loan losses	442,458	721,973
Amortization of intangibles	4,504	4,839
Fair value adjustments of mortgage servicing rights	9,577	10,505
Net (accretion of discounts) amortization of premiums	(18,639)	8,126
Net gain on sale and valuation adjustments of investment securities	(478)	(229,851)
Fair value change in equity appreciation instrument	(24,394)	—
FDIC loss share income	(23,334)	—
Gains from changes in fair value related to instruments measured at fair value pursuant to the fair value option	—	(1,141)
Net (gain) loss on disposition of premises and equipment	(2,071)	1,771
Net loss on sale of loan, including adjustments to indemnity reserves and valuation adjustments on loans held-for-sale	21,533	32,472
Net amortization of deferred loan origination fees and costs	2,140	4,374
Earnings from investments under the equity method	(14,513)	(6,380)
Net loss on sale and subsequent write-downs of foreclosed assets	8,429	8,585
Stock options expense	—	45
Deferred income taxes, net of valuation	(15,752)	(73,983)
Net disbursements on loans held-for-sale	(312,489)	(685,500)
Acquisitions of loans held-for-sale	(133,798)	(209,814)
Proceeds from sale of loans held-for-sale	35,867	43,875
Net decrease in trading securities	396,940	911,066
Net decrease in accrued income receivable	10,729	19,553
Net decrease in other assets	22,935	46,218
Net decrease in interest payable	(17,566)	(30,133)
Net increase in postretirement benefit obligation	1,627	2,404
Net increase in other liabilities	9,312	61,055

Total adjustments	433,776	673,662

Net cash provided by operating activities	292,893	437,958

Cash flows from investing activities:
Net increase in money market investments	(1,344,614)	(156,993)
Purchases of investment securities:
Available-for-sale	(542,506)	(3,962,978)
Held-to-maturity	(37,131)	(28,328)
Other	(13,076)	(22,243)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	818,380	846,944
Held-to-maturity	40,716	3,133
Other	83,272	24,988
Proceeds from sale of investment securities available-for-sale	19,484	3,747,567
Proceeds from sale of other investment securities	—	44,425
Net repayments on loans	1,024,846	670,771
Proceeds from sale of loans	10,878	304,468
Acquisition of loan portfolios	(87,471)	(18,260)
Cash received from acquisitions	261,311	—
Mortgage servicing rights purchased	(364)	(727)
Acquisition of premises and equipment	(27,161)	(37,741)
Proceeds from sale of premises and equipment	9,626	8,800
Proceeds from sale of foreclosed assets	69,058	76,334

Net cash provided by investing activities	285,248	1,500,160

Cash flows from financing activities:
Net decrease in deposits	(1,202,219)	(633,722)
Net decrease in assets sold under agreements to repurchase	(325,596)	(609,930)
Net decrease in other short-term borrowings	(6,063)	(3,109)
Payments of notes payable	(189,780)	(804,072)
Proceeds from issuance of notes payable	111,101	61,031
Net proceeds from issuance of depositary shares	1,102,358	—
Dividends paid	—	(71,438)
Treasury stock acquired	(503)	(13)

Net cash used in financing activities	(510,702)	(2,061,253)

Net increase (decrease) in cash and due from banks	67,439	(123,135)
Cash and due from banks at beginning of period	677,330	784,987

Cash and due from banks at end of period	$744,769	$661,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Note: The Consolidated Statement of Cash Flows for the six months ended June 30, 2009 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Operations
Note 2 - Business Combination
Note 3 - Basis of Presentation and Summary of Significant Accounting Policies
Note 4 - Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
Note 5 - Discontinued Operations
Note 6 - Restrictions on Cash and Due from Banks and Certain Securities
Note 7 - Pledged Assets
Note 8 - Investment Securities Available-For-Sale
Note 9 - Investment Securities Held-to-Maturity
Note 10 - Loans Held-in-Portfolio and Allowance for Loan Losses
Note 11 - Transfers of Financial Assets and Mortgage Servicing Rights
Note 12 - Other Assets
Note 13 - Goodwill and Other Intangible Assets
Note 14 - Derivative Instruments and Hedging Activities
Note 15 - Deposits
Note 16 - Borrowings
Note 17 - Trust Preferred Securities
Note 18 - Stockholders’ Equity
Note 19 - Commitments, Contingencies and Guarantees
Note 20 - Non-consolidated Variable Interest Entities
Note 21 - Fair Value Measurement
Note 22 - Fair Value of Financial Instruments
Note 23 - Net Loss per Common Share
Note 24 - Other Service Fees
Note 25 - Pension and Postretirement Benefits
Note 26 - Stock-Based Compensation
Note 27 - Income Taxes
Note 28 - Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 29 - Segment Reporting
Note 30 - Subsequent Events
Note 31 - Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally services many of Popular’s subsidiaries’ system infrastructures and transactional processing businesses. The sections that follow provide a description of two significant transactions that impacted or will impact the Corporation’s current and future operations.
Westernbank FDIC-Assisted Transaction
On April 30, 2010, BPPR entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire certain assets and assume certain deposits and liabilities of Westernbank Puerto Rico, a Puerto Rico state-chartered bank headquartered in Mayaguez, Puerto Rico (“Westernbank”)(herein the “Westernbank FDIC-assisted transaction”). Westernbank was a wholly-owned commercial bank subsidiary of W Holding Company, Inc. and operated through a network of 45 branches located throughout Puerto Rico. On May 1, 2010, Westernbank’s branches reopened as branches of BPPR; however, the physical branch locations and leases were not immediately acquired by BPPR. BPPR has an option, which was extended until August 30, 2010, to acquire, at fair market value, any bank premises that were owned by, or any leases relating to bank premises held by, Westernbank (including ATM locations). BPPR is currently reviewing the bank premises and related leases of Westernbank, and expects to reduce the number of branches due to bank synergies. Currently, all former Westernbank banking facilities and equipment used by the Corporation are leased from the FDIC on a month-to-month basis. The integration of Westernbank’s operations into BPPR is expected to be substantially completed by the end of the third quarter of 2010. Refer to Note 2 to the consolidated financial statements for detailed information on the Westernbank FDIC-assisted transaction. Refer to the Corporation’s Form 8-K/A filed on July 16, 2010 for additional information with respect to this FDIC-assisted transaction.
EVERTEC
Popular, EVERTEC, and two newly formed subsidiaries of a fund managed by an affiliate of Apollo Management VII, L.P. (“Apollo”), AP Carib Holdings, Ltd. (“AP Carib”) and Carib Acquisition, Inc. (“Merger Sub”), have entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated as of June 30, 2010, as amended as of August 5, 2010 and August 8, 2010, pursuant to which Merger Sub will be merged with and into EVERTEC (the “Merger”). EVERTEC currently operates Popular’s merchant acquiring and processing and technology business and owns the ATH Network connecting the ATMs of various financial institutions throughout Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands. Following the effective time of the Merger, AP Carib and Popular will contribute their respective shares of EVERTEC capital stock to Carib Holdings, Inc. (“Carib Holdings”) in exchange for shares of Carib Holdings capital stock. Following that contribution, EVERTEC will be a wholly-owned subsidiary of Carib Holdings, and Carib Holdings will be operated as a joint venture between Apollo and Popular, with AP Carib and Popular initially owning 51% and 49%, respectively, of Carib Holdings’s outstanding capital stock, subject to pro rata dilution to the extent that non-voting stock or other securities convertible into non-voting stock and/or derivative securities whose value is derived from such capital stock or non-voting stock are issued to EVERTEC management. The transaction is expected to contribute significantly to the Corporation’s capital levels and capital ratios, and results of operations. The closing of the transaction is currently expected to be completed in the third quarter of 2010 and is subject to various conditions and regulatory approvals. Refer to the Corporation’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 8, 2010 for additional information regarding transaction terms and structure.
Under the Merger Agreement, Apollo has the option to require the Corporation to sell or retain EVERTEC’s operations in Venezuela. Apollo has informed management of the Corporation of their plan to exercise this option. Therefore, as a condition to closing, EVERTEC must transfer its operations in Venezuela to another one of the Corporation’s subsidiaries for an amount equal to the net book value of those operations and the transaction consideration will be reduced.

Prior to entering into the merger agreement, Popular and its subsidiaries BPPR, Popular International Bank, Inc. (“PIBI”) and EVERTEC completed an internal reorganization transferring certain intellectual property assets and interests in certain foreign subsidiaries to EVERTEC on June 30, 2010. Commencing on June 30, 2010, PIBI’s wholly-owned subsidiaries ATH Costa Rica S.A. and T.I.I. Smart Solutions Inc. became wholly-owned subsidiaries of EVERTEC. These foreign subsidiaries were reported as part of the EVERTEC reportable segment prior to the internal reorganization. Also, in connection with the reorganization, BPPR’s Merchant Business and TicketPop divisions were transferred to EVERTEC. As of June 30, 2010, the Corporation continued to evaluate and report the merchant acquiring business and TicketPop divisions as part of the BPPR reportable segment.
Note 2 — Business Combination
As indicated in Note 1 to the consolidated financial statements, on April 30, 2010, the Corporation’s banking subsidiary, BPPR, acquired certain assets and assumed certain deposits of Westernbank Puerto Rico from the FDIC, as receiver for Westernbank, in an assisted transaction. BPPR acquired approximately $9.1 billion in assets and assumed approximately $2.4 billion in deposits, excluding the effects of purchase accounting adjustments. As part of the transaction, BPPR issued a five-year $5.8 billion note payable to the FDIC bearing an annual interest rate of 2.50%. The note is secured by a substantial amount of the assets, including loans and foreclosed other real estate properties acquired by BPPR from the FDIC in the Westernbank assisted transaction, and which are subject to the loss sharing agreements. In addition, as part of the consideration for the transaction, the FDIC received a cash-settled equity appreciation instrument, which is described in detail below.
Loss Sharing Agreements
In connection with the acquisition, BPPR entered into loss sharing agreements with the FDIC with respect to approximately $8.6 billion of loans and other real estate (the “covered assets”) acquired in the Westernbank FDIC-assisted transaction. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC will reimburse BPPR for 80% of losses with respect to covered assets, and BPPR will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss sharing agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years. The loss sharing agreement applicable to commercial and consumer loans provides for FDIC loss sharing for five years and BPPR reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.
In addition, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (the “True-Up Measurement Date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment is recorded as a reduction in the fair value of the FDIC loss share indemnification asset. Under the loss sharing agreements, BPPR shall pay to the FDIC, 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $4.6 billion (or $925 million)(as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%).
Covered loans under loss sharing agreements with the FDIC (the “covered loans”) are reported in loans exclusive of the estimated FDIC loss share indemnification asset. The covered loans acquired in the Westernbank transaction are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. As a result, if there is a decrease in the expected cash flows due to an increase in estimated credit losses compared to the estimate made at the April 30, 2010 acquisition date, the Corporation will record a charge to the provision for loan losses and an allowance for loan losses will be established. A related credit to income and an increase in the FDIC loss share indemnification asset will be recognized at the same time, measured based on the loss share percentages described above.
The operating results of the Corporation for the quarter and six-months ended June 30, 2010 include the operating results produced by the acquired assets and liabilities assumed for the period of May 1, 2010 to June 30, 2010. Note 29 to the consolidated financial statements provides limited information on the results of the BPPR Westernbank operations, which is presented as additional information within the BPPR reportable segment. The Corporation believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC loss sharing agreements now in place, historical results of Westernbank are not meaningful to Popular’s results, and thus no pro forma information is presented.

The following table presents balances recorded by the Corporation at the time of the Westernbank FDIC-assisted transaction on April 30, 2010.

	Book value
	prior to
	purchase			As recorded by
	accounting	Fair value	Additional	Popular, Inc. on
(In thousands)	adjustments	adjustments	consideration	April 30, 2010

Assets:
Cash and money market investments	$358,132	—	—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Covered loans	8,510,748	$(4,293,756)	—	4,216,992
Non-covered loans	43,996		—	43,996
FDIC loss share indemnification asset	—	3,322,561	—	3,322,561
Covered other real estate owned	125,947	(52,712)	—	73,235
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the Note payable issued to the FDIC)	—	—	$111,101	111,101
Other assets	44,926	—	—	44,926

Total assets	$9,142,359	$(999,492)	$111,101	$8,253,968

Liabilities:
Deposits	$2,380,170	$11,465	—	$2,391,635
Note payable issued to the FDIC (including a premium of $11,612 resulting from the fair value adjustment)	—	—	$5,769,696	5,769,696
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	132,442	—	132,442
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$143,907	$5,822,196	$8,360,198

Excess of assets acquired over liabilities assumed	$6,748,264

Aggregate fair value adjustments		$(1,143,399)

Aggregate additional consideration, net			$5,711,095

Goodwill on acquisition				$106,230

As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Because of the short time period between the April 30, 2010 closing of the transaction and the June 30, 2010 reporting date, as well as delays in the receipt of certain information, the Corporation continues to analyze its estimates of fair value on loans acquired, FDIC loss share indemnification asset recorded and the note payable issued to the FDIC. As the Corporation finalizes its analyses of these assets and liabilities, there may be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.

The following is a description of the methods used to determine the fair values of significant assets and liabilities:
Loans
Fair values for loans were based on a discounted cash flow methodology. Certain loans were valued individually, while other loans were valued as pools. Aggregation into pools considered characteristics such as loan type, payment term, rate type and accruing status, among others. Principal and interest projections considered prepayment rates and credit loss expectations. The discount rates were developed based on the relative risk of the cash flows, taking into account principally the loan type, market rates as of the valuation date, liquidity expectations, and the expected life of the loans.
FDIC loss share indemnification asset
Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses, including consideration of the true up payment and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. The estimates of expected losses used in valuation of this asset are consistent with the loss estimates used in the valuation of the covered assets. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC and the value of any true-up payment due to the FDIC at the end of the loss sharing agreements, to the extent applicable. The discount rate used in this calculation was determined using a yield of an A-rated corporate security with a term based on the weighted average life of the recovery of cash flows plus a risk premium reflecting the uncertainty related to the timing of cash flows and the potential rejection of claims by the FDIC. Due to the increased uncertainty of the true-up payment, an additional risk premium was added to the discount rate.
As of June 30, 2010, the Corporation has not made any claims to the FDIC associated with losses incurred on covered loans or covered other real estate owned. Non-interest income for the quarter ended June 30, 2010 was positively impacted by $23.3 million derived from the two-month accretion of the FDIC loss share indemnification asset.
Receivable from the FDIC
The note payable issued to the FDIC as of the April 30, 2010 transaction date was determined based on a pro-forma statement of assets acquired and liabilities assumed as of February 24, 2010, the bid transaction date. The receivable from the FDIC represents an adjustment to reconcile the consideration paid based on the assets acquired and liabilities assumed as of April 30, 2010 compared with the pro-forma statement as of February 24, 2010. The carrying amount of this receivable was a reasonable estimate of fair value based on its short-term nature. The receivable from the FDIC was collected by BPPR in June 2010 and is reflected as a cash inflow from financing activities in the consolidated statement of cash flows for the six months ended June 30, 2010. The proceeds were remitted to the FDIC in July 2010 as a payment on the note.
Other real estate covered under loss sharing agreements with the FDIC (“OREO”)
OREO includes real estate acquired in settlement of loans. OREO properties were recorded at estimated fair values less costs to sell at the date acquired based on management’s assessments of existing appraisals or broker price opinions. The estimated costs to sell are based on past experience with similar property types and terms customary for real estate transactions.
Goodwill
The amount of goodwill is the residual difference in the fair value of liabilities assumed and net consideration paid to the FDIC over the fair value of the assets acquired. The goodwill is deductible for income tax purposes. The goodwill from the Westernbank FDIC-assisted transaction was assigned to the BPPR reportable segment.
Core deposit intangible
This intangible asset represents the value of the relationships that Westernbank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the core deposit base, interest costs, and the net maintenance cost attributable to customer deposits, and the cost of alternative funds.
Deposits
The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently offered to comparable time deposits with similar maturities.

Contingent liability on unfunded loan commitments
Unfunded loan commitments are contractual obligations to provide future funding. The fair value of a liability associated to unfunded loan commitments is principally based on the expected utilization rate or likelihood that the commitment will be exercised. The estimated value of the unfunded commitments was equal to the expected loss associated with the balance expected to be funded. The expected loss is comprised of both credit and non-credit components; therefore, the discounts derived from the loan valuation were applied to the expected funded balance to derive to fair value. The unfunded loan commitments outstanding as of the April 30, 2010 transaction date, which approximated $227 million, relate principally to commercial and construction loans and commercial revolving lines of credit. Losses incurred on loan disbursements made under these unfunded loan commitments are covered by the FDIC loss sharing agreements provided that the Corporation complies with specific requirements under such agreements. The fair value of the unfunded loan commitments amounting to $132 million is included as part of “other liabilities” in the consolidated statement of condition as of June 30, 2010.
Deferred taxes
Deferred taxes relate to a difference between the financial statement and tax basis of the assets acquired and liabilities assumed in the transaction. Deferred taxes are reported based upon the principles in ASC Topic 740 “Income Taxes”, and are measured using the enacted statutory income tax rate to be in effect for BPPR at the time the deferred tax is expected to reverse, which is 39%.
For income tax purposes, the Westernbank transaction was accounted for as an asset purchase and the tax bases of assets acquired were allocated based on fair values using a modified residual method. Under this method, the purchase price was allocated among the assets in order of liquidity (the most liquid first) up to its fair market value.
Note payable issued to the FDIC
The fair value of the note payable issued to the FDIC was determined using discounted cash flows based on market rates currently available for debt with similar terms, including consideration that the debt is collateralized by the assets covered under the loss sharing agreements. The principal source of cash flows to pay down the note payable derives from the cash flows collected from the covered assets, as well as payments from the FDIC on claimed credit losses associated to the covered assets. The Corporation is required under the agreements with the FDIC to use those proceeds to repay the note payable and remit payments on a monthly basis.
Equity appreciation instrument
As part of the consideration, BPPR also issued an equity appreciation instrument to the FDIC. Under the terms of the equity appreciation instrument, the FDIC has the opportunity to obtain a cash payment with a value equal to the product of (a) 50 million units and (b) the difference between (i) Popular, Inc.’s “average volume weighted price” over the two NASDAQ trading days immediately prior to the exercise date and (ii) the exercise price of $3.43. The equity appreciation instrument is exercisable by the holder thereof, in whole or in part, up to May 7, 2011. The fair value of the equity appreciation instrument was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The equity appreciation instrument is recorded as a liability and any subsequent changes in its estimated fair value will be recognized in earnings. The Corporation recognized non-interest income of $24.4 million during the quarter ended June 30, 2010 as a result of a decrease in the fair value of the equity appreciation instrument.
Note 3 — Basis of Presentation and Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared without audit. The statement of condition data as of December 31, 2009 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2009, included in the Corporation’s Annual Report on Form 10-K filed on March 1, 2010 (the “2009 Annual Report”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated statement of condition.
Management exercised significant judgment regarding assumptions about discount rates, future expected cash flows including prepayments, default rates, market conditions and other future events that are highly subjective in nature, and subject to change, and all of which affected the estimation of the fair values of the net assets acquired in the Westernbank FDIC-assisted transaction. Actual results could differ from those estimates; others provided with the same information could draw different reasonable conclusions and calculate different fair values. Changes that may vary significantly from our assumptions include loan prepayments, credit losses, the estimated market values of collateral at disposition, the timing of such disposition, and deposit attrition.
Business Acquisition
The Corporation determined that the acquisition of certain assets and assumption of certain liabilities of Westernbank in the Westernbank FDIC-assisted transaction constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805 “Business Combinations”. The assets and liabilities, both tangible and intangible, were initially recorded at their estimated fair values. Fair values were determined based on the requirements of FASB Codification Topic 820 “Fair Value Measurements”. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available. Acquisition-related costs are expensed as incurred.
Loans acquired in an FDIC-assisted transaction
Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.
Since the loans from the Westernbank FDIC-assisted transaction were acquired with a significant discount for credit, the Corporation applied the discount accretion guidance of ASC Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”) to all acquired loans, except for credit cards and revolving lines of credit that were expressly scoped out from the application of this guidance. As documented in a letter from the AICPA Depository Institutions Expert Panel (“DIEP”) to the Office of Chief Accountant of the SEC, on December 5, 2009, the SEC addressed the recognition of discount accretion for loans acquired under these circumstances. As referred to in the AICPA’s letter, when loans are acquired with a significant discount for credit and such loans are not within the scope of ASC 310-30, they believed that the SEC “would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows”, meaning that an entity could either apply the accretion guidance of ASC 310-20 or that of ASC 310-30 to such loans. Consistent with the AICPA’s views, the Corporation applied the guidance of ASC 310-30 to all loans acquired in Westernbank FDIC-assisted transaction, except for credit cards and revolving lines of credit as indicated above.
Under ASC Subtopic 310-30, the covered loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value in the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between contractually required principal and interest and the cash flows expected to be collected. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

The fair value discount of lines of credit with revolving privileges that are accounted for pursuant to the guidance of ASC Subtopic 310-20, represents the difference between the contractually required loan payment receivable in excess of the initial investment in the loan. This discount is accreted into interest income over the life of the loan if the loan is in accruing status. Any cash flows collected in excess of the carrying amount of the loan are recognized in earnings at the time of collection. The carrying amount of lines of credit with revolving privileges, which are accounted pursuant to the guidance of ASC Subtopic 310-20, are subject to periodic review to determine the need for recognizing an allowance for loan losses.
Covered Assets
Assets subject to loss sharing agreements with the FDIC are labeled “covered” on the consolidated statement of condition and include certain loans and other real estate properties. Loans acquired in the Westernbank FDIC-assisted transaction, except for credit cards, are considered “covered loans” because the Corporation will be reimbursed for 80% of any future losses on these loans subject to the terms of the FDIC loss sharing agreements.
FDIC Loss Share Indemnification Asset
The acquisition date fair value of the reimbursement that the Corporation expects to receive from the FDIC under the loss sharing agreements was recorded as an FDIC loss share indemnification asset on the consolidated statement of condition. Fair value was estimated using projected cash flows related to the loss sharing agreements. Refer to Note 2 for additional information on the valuation methodology. The impact of the FDIC loss share indemnification on the Corporation’s results of operations is included in non-interest income, particularly in the category of “FDIC loss share income”, and considers the accretion due to discounting and the changes in expected loss sharing reimbursements. Decreases in expected reimbursements will be recognized in income prospectively consistent with the approach taken to recognize increases in cash flows on covered loans. Increases in expected reimbursements will be recognized in income in the same period that the allowance for credit losses for the related loans is recognized.
The FDIC loss share indemnification asset for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold.
Equity Appreciation Instrument
The equity appreciation instrument is recorded as an “other liability” in the consolidated statement of condition and any subsequent change in its estimated fair value is recognized in earnings on each quarterly reporting date. Refer to Note 2 to the consolidated financial statements for additional information on the equity appreciation instrument issued to the FDIC.
Note 4 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”)

Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special-purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor has not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC Subparagraph 860-10-40-6A. This guidance has been applied as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and will be applied for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions have been applied to transfers that have occurred on or after the effective date. On and after the effective date, existing qualifying special-purpose entities have been evaluated for consolidation in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the six months ended June 30, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities, and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s accounting for such transactions or results of operations or financial condition for such period.
A securitization of a financial asset, a participating interest in a financial asset, or a pool of financial assets in which the Corporation (and its consolidated affiliates) (a) surrenders control over the transferred assets and (b) receives cash or other proceeds is accounted for as a sale. Control is considered to be surrendered only if all three of the following conditions are met: (1) the assets have been legally isolated; (2) the transferee has the ability to pledge or exchange the assets; and (3) the transferor no longer maintains effective control over the assets. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
The Corporation recognizes and initially measures at fair value a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in either of the following situations: (1) a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset that meets the requirements for sale accounting; or (2) an acquisition or assumption of a servicing obligation of financial assets that do not pertain to the Corporation or its consolidated subsidiaries. Upon adoption of ASU 2009-16, the Corporation does not recognize either a servicing asset or a servicing liability if it transfers or securitizes financial assets in a transaction that does not meet the requirements for sale accounting and is accounted for as a secured borrowing.
Refer to Note 11 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
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
The principal variable interest entities evaluated by the Corporation during the six months ended June 30, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 20 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 17 to the consolidated financial statements).
Additionally, the Corporation has variable interests in certain investments that have the attributes of investment companies, as well as limited partnership investments in venture capital companies. However, in January 2010, the FASB issued ASU 2010-10, Consolidation (ASC Topic 810), Amendments for Certain Investment Funds, which deferred the effective date of the provisions of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have the attributes of entities subject to ASC Topic 946 (the “Investment Company Guide”). The FASB also decided to defer the application of ASU 2009-17 for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. Asset managers would continue to apply the applicable existing guidance to those entities that qualify for the deferral. ASU 2010-10 did not defer the disclosure requirements in ASU 2009-17.
The Corporation was not required to consolidate existing variable interest entities for which it has a variable interest as of June 30, 2010. Refer to Note 20 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.
FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 has been effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 21 to the consolidated financial statements.
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)

ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The type of credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The Corporation does not expect that the adoption of this standard will have a significant effect, if any, on its consolidated financial statements.
FASB Accounting Standards Update 2010-18, Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation elected to early adopt the provisions of this statement, effective with the closing of the Westernbank FDIC-assisted transaction on April 30, 2010. As a result, the accounting for modified loans follows the guidelines of ASU 2010-18; however, the adoption of these provisions did not have a significant impact on the Corporation’s result of operations or financial position as of June 30, 2010.
FASB Accounting Standards Update 2010-20, Receivables (ASC Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”)
ASU 2010-20, issued in July 2010, expands disclosure requirements about the credit quality of financing receivables and allowance for credit losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. Disclosures should be provided on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU 2010-20 makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including: the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
Note 5 — Discontinued Operations
In 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations for the quarter and six months ended June 30, 2009 was $6.6 million and $16.5 million, respectively, net of taxes. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for full-time equivalent employees (“FTEs”) that were retained for a transition period, as well as adjustments to indemnity reserves on loans previously sold.
Note 6 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $788 million as of June 30, 2010 (December 31, 2009 — $721 million; June 30, 2009 — $718 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
As required by the Puerto Rico International Banking Center Regulatory Act, as of June 30, 2010, December 31, 2009, and June 30, 2009, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of June 30, 2010, the Corporation maintained restricted cash of $1 million (December 31, 2009 and June 30, 2009 — $2 million) as collateral for the line of credit. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of June 30, the Corporation maintained restricted cash of $6 million to support letters of credit (December 31, 2009 — $4 million; June 30, 2009 — $5 million).
As of June 30, 2010, the Corporation maintained restricted cash of $2 million that represents funds deposited in an escrow account which are guaranteeing possible liens or encumbrances over the title of insured properties.
As of June 30, 2010, the Corporation maintained restricted cash of $5 million as collateral for repurchase liabilities.
As of June 30, 2010, the Corporation had restricted cash of $4 million which represents cash received on deposit from participant institutions of the ATH network that has been segregated for the development of the ATH brand.
As of June 30, 2010, the Corporation maintained restricted cash of $12 million to comply with the requirements of the credit card networks.
Note 7 — Pledged Assets
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
The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Investment securities available-for-sale, at fair value	$2,384,829	$1,923,338	$2,252,017
Investment securities held-to-maturity, at amortized cost	125,770	125,769	125,770
Loans held-for-sale measured at lower of cost or fair value	3,069	2,254	34,014
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	3,932,700	—	—
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	9,392,857	8,993,967	7,629,613
Other real estate covered under loss sharing agreements with the FDIC	76,331	—	—

Total pledged assets	$15,915,556	$11,045,328	$10,041,414

Pledged investment securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Investment securities available-for-sale and held-to-maturity totaling $2.0 billion as of June 30, 2010 served as collateral to secure public funds.
The Corporation’s banking subsidiaries have the ability to borrow funds from the Federal Home Loan Bank of New York (“FHLB) and from the Federal Reserve Bank of New York (“Fed”). As of June 30, 2010, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.7 billion. Refer to Note 16 to the consolidated financial statements for borrowings outstanding under these credit facilities. As of June 30, 2010, the credit facilities authorized with the FHLB were collateralized by $3.0 billion in loans held-in-portfolio and investment securities available-for-sale. Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Fed discount window of $3.2 billion, which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. As of June 30, 2010, the credit facilities with the Fed were collateralized by $6.4 billion in loans held-in-portfolio. These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition as of June 30, 2010.
Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $4.0 billion as of June 30, 2010, serve as collateral to secure the Note payable issued to the FDIC. Refer to Note 2 to the consolidated financial statements for descriptive information on the note payable issued to the FDIC.

Note 8 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available-for-sale as of June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:

	AS OF JUNE 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$107,776	$1,311	—	$109,087	1.47%
After 5 to 10 years	29,023	2,577	—	31,600	3.80

Total U.S. Treasury securities	136,799	3,888	—	140,687	1.97

Obligations of U.S. Government sponsored entities
Within 1 year	384,536	5,504	—	390,040	3.52
After 1 to 5 years	1,254,234	65,786	—	1,320,020	3.41
After 5 to 10 years	11,928	83	—	12,011	5.30
After 10 years	26,887	517	—	27,404	5.68

Total obligations of U.S. Government sponsored entities	1,677,585	71,890	—	1,749,475	3.49

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	22,406	171	—	22,577	4.09
After 5 to 10 years	27,049	321	$4	27,366	5.12
After 10 years	5,560	129	—	5,689	5.28

Total obligations of Puerto Rico, States and political subdivisions	55,015	621	4	55,632	4.72

Collateralized mortgage obligations — federal agencies
Within 1 year	159	3	—	162	4.06
After 1 to 5 years	4,714	136	—	4,850	4.61
After 5 to 10 years	98,717	1,507	88	100,136	2.65
After 10 years	1,310,206	32,005	2,341	1,339,870	2.93

Total collateralized mortgage obligations — federal agencies	1,413,796	33,651	2,429	1,445,018	2.92

Collateralized mortgage obligations — private label
After 5 to 10 years	16,737	21	522	16,236	2.08
After 10 years	92,212	116	6,577	85,751	2.37

Total collateralized mortgage obligations — private label	108,949	137	7,099	101,987	2.32

Mortgage-backed securities — agencies
Within 1 year	20,661	177	—	20,838	2.96
After 1 to 5 years	20,438	544	—	20,982	3.96
After 5 to 10 years	188,865	12,762	—	201,627	4.72
After 10 years	2,629,056	107,342	161	2,736,237	4.31

Total mortgage-backed securities — agencies	2,859,020	120,825	161	2,979,684	4.33

Equity securities	9,005	202	503	8,704	3.46

Total investment securities available-for-sale	$6,260,169	$231,214	$10,196	$6,481,187	3.70%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,359	$1,093	—	$30,452	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	349,424	7,491	—	356,915	3.67
After 1 to 5 years	1,177,318	58,151	—	1,235,469	3.79
After 5 to 10 years	27,812	680	—	28,492	4.96
After 10 years	26,884	176	—	27,060	5.68

Total obligations of U.S. Government sponsored entities	1,581,438	66,498	—	1,647,936	3.82

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	22,311	7	$15	22,303	6.92
After 5 to 10 years	50,910	249	632	50,527	5.08
After 10 years	7,840	—	61	7,779	5.26

Total obligations of Puerto Rico, States and political subdivisions	81,061	256	708	80,609	5.60

Collateralized mortgage obligations — federal agencies
Within 1 year	41	—	—	41	3.78
After 1 to 5 years	4,875	120	—	4,995	4.44
After 5 to 10 years	125,397	2,105	404	127,098	2.85
After 10 years	1,454,833	19,060	5,837	1,468,056	3.03

Total collateralized mortgage obligations — federal agencies	1,585,146	21,285	6,241	1,600,190	3.02

Collateralized mortgage obligations — private label
After 5 to 10 years	20,885	—	653	20,232	2.00
After 10 years	105,669	109	8,452	97,326	2.59

Total collateralized mortgage obligations — private label	126,554	109	9,105	117,558	2.50

Mortgage-backed securities — agencies
Within 1 year	26,878	512	—	27,390	3.61
After 1 to 5 years	30,117	823	—	30,940	3.94
After 5 to 10 years	205,480	8,781	—	214,261	4.80
After 10 years	2,915,689	32,102	10,203	2,937,588	4.40

Total mortgage-backed securities — agencies	3,178,164	42,218	10,203	3,210,179	4.42

Equity securities	8,902	233	1,345	7,790	3.65

Total investment securities available-for-sale	$6,590,624	$131,692	$27,602	$6,694,714	3.91%

	AS OF JUNE 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Market	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,695	$1,138	—	$30,833	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	154,896	2,990	—	157,886	4.33
After 1 to 5 years	1,476,345	65,241	$174	1,541,412	3.77
After 5 to 10 years	27,811	1,060	—	28,871	4.96
After 10 years	26,880	579	—	27,459	5.68

Total obligations of U.S. Government sponsored entities	1,685,932	69,870	174	1,755,628	3.87

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	4,500	10	—	4,510	6.10
After 1 to 5 years	2,150	5	8	2,147	4.95
After 5 to 10 years	68,476	264	4,906	63,834	4.79
After 10 years	28,690	4	277	28,417	5.23

Total obligations of Puerto Rico, States and political subdivisions	103,816	283	5,191	98,908	4.97

Collateralized mortgage obligations — federal agencies
Within 1 year	266	1	—	267	4.12
After 1 to 5 years	8,566	181	16	8,731	5.16
After 5 to 10 years	148,888	2,202	473	150,617	3.04
After 10 years	1,508,619	17,049	11,638	1,514,030	3.19

Total collateralized mortgage obligations — federal agencies	1,666,339	19,433	12,127	1,673,645	3.18

Collateralized mortgage obligations — private label
Within 1 year	221	—	1	220	3.87
After 5 to 10 years	27,224	—	746	26,478	2.35
After 10 years	128,354	3	18,567	109,790	3.60

Total collateralized mortgage obligations — private label	155,799	3	19,314	136,488	3.38

Mortgage-backed securities
Within 1 year	5,143	52	—	5,195	3.04
After 1 to 5 years	78,841	1,502	1	80,342	3.80
After 5 to 10 years	149,901	4,812	4	154,709	4.82
After 10 years	3,304,858	17,212	19,559	3,302,511	4.50

Total mortgage-backed securities	3,538,743	23,578	19,564	3,542,757	4.50

Equity securities	13,116	81	4,997	8,200	2.48

Total investment securities available-for-sale	$7,193,440	$114,386	$61,367	$7,246,459	4.02%

The following table shows the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010, December 31, 2009 and June 30, 2009.

	AS OF JUNE 30, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	—	—	$305	$4	$305	$4
Collateralized mortgage obligations — federal agencies	$138,856	$1,915	114,113	514	252,969	2,429
Collateralized mortgage obligations — private label	200	8	84,564	7,091	84,764	7,099
Mortgage-backed securities — agencies	8,174	109	1,465	52	9,639	161
Equity securities	22	18	7,191	485	7,213	503

Total investment securities available-for-sale in an unrealized loss position	$147,252	$2,050	$207,638	$8,146	$354,890	$10,196

	AS OF DECEMBER 31, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$2,387	$8	$63,429	$700	$65,816	$708
Collateralized mortgage obligations — federal agencies	298,917	3,667	359,214	2,574	658,131	6,241
Collateralized mortgage obligations — private label	6,716	18	97,904	9,087	104,620	9,105
Mortgage-backed securities — agencies	905,028	10,130	3,566	73	908,594	10,203
Equity securities	2,347	981	3,898	364	6,245	1,345

Total investment securities available-for-sale in an unrealized loss position	$1,215,395	$14,804	$528,011	$12,798	$1,743,406	$27,602

	AS OF JUNE 30, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of U.S. government sponsored entities	$60,287	$174	—	—	$60,287	$174
Obligations of Puerto Rico, States and political subdivisions	28,498	253	$52,609	$4,938	81,107	5,191
Collateralized mortgage obligations — federal agencies	284,948	4,493	483,759	7,634	768,707	12,127
Collateralized mortgage obligations — private label	19,433	869	116,674	18,445	136,107	19,314
Mortgage-backed securities — agencies	1,613,487	19,151	45,984	413	1,659,471	19,564
Equity securities	5,969	4,770	2,096	227	8,065	4,997

Total investment securities available-for-sale in an unrealized loss position	$2,012,622	$29,710	$701,122	$31,657	$2,713,744	$61,367

Management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis. Once a decline in value is determined to be other-than-temporary, the value of a debt security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses. Also, for equity securities that are considered other-than-temporarily impaired, the excess of the security’s carrying value over its fair value at the evaluation date is accounted for as a loss in the results of operations. The OTTI analysis requires management to consider various factors, which include, but are not limited to: (1) the length of time and the extent to which fair value has been less than the amortized cost basis, (2) the financial condition of the issuer or issuers, (3) actual collateral attributes, (4) the payment structure of the debt security and the likelihood of the issuer being able to make payments, (5) any rating changes by a rating agency, (6) adverse conditions specifically related to the security, industry, or a geographic area, and (7) management’s intent to sell the debt security or whether it is more likely than not that the Corporation would be required to sell the debt security before a forecasted recovery occurs.
As of June 30, 2010, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. As of June 30, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities as of June 30, 2010. During the quarter ended June 30, 2010, the Corporation did not record any other-than-temporary impairment losses on equity securities. Management has the intent and ability to hold the investments in equity securities that are at a loss position as of June 30, 2010 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
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
The unrealized losses associated with “Collateralized mortgage obligations — private label” are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. As of June 30, 2010, there were no “sub-prime” or “Alt-A” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses as of June 30, 2010, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired as of June 30, 2010, thus management expects to recover the amortized cost basis of the securities.
All of the Corporation’s securities classified as mortgage-backed securities were issued by U.S. Government-sponsored entities and agencies, primarily GNMA and FNMA, thus as previously expressed, have the guarantee or support of the U.S. Government. These mortgage-backed securities are rated AAA by the major rating agencies and are backed by residential mortgages. Most of the mortgage-backed securities held as of June 30, 2010 with unrealized losses had been purchased at a premium during 2009, and although their fair values have declined, they continue to exceed the par value of the securities. The unrealized losses in this portfolio were generally attributable to changes in interest rates relative to when the investment securities were purchased and not due to credit quality of the securities.
Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2010 amounted to $19.5 million with no realized gains as the securities were sold at par value, and mostly related to the sale of Commonwealth of Puerto Rico Appropriation Bonds. This compares with proceeds of $3.7 billion for the six months ended June 30, 2009, mostly related to the sale of “FHLB” notes during the first quarter of 2009, and realized net gains of $184.1 million.
During the six months ended June 30, 2009, the Corporation recognized approximately $6.6 million in losses in equity securities classified as available-for-sale that management considered to be other-than-temporarily impaired.
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

	June 30, 2010		December 31, 2009		June 30, 2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FNMA	$963,714	$996,966	$970,744	$991,825	$1,230,691	$1,246,060
FHLB	1,418,562	1,486,376	1,385,535	1,449,454	1,465,847	1,532,656
Freddie Mac	624,844	638,388	959,316	971,556	999,435	1,006,425

Note 9 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities held-to-maturity as of June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:

	AS OF JUNE 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,797	$4	—	$25,801	0.22%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,110	13	—	7,123	2.12
After 1 to 5 years	109,820	509	—	110,329	5.52
After 5 to 10 years	17,808	289	$75	18,022	5.94
After 10 years	46,050	63	1,000	45,113	3.88

Total obligations of Puerto Rico, States and political subdivisions	180,788	874	1,075	180,587	5.01

Collateralized mortgage obligations — private label
After 10 years	209	—	12	197	5.45

Others
Within 1 year	1,372	—	—	1,372	1.91
After 1 to 5 years	1,250	—	—	1,250	0.84

Total others	2,622	—	—	2,622	1.40

Total investment securities held-to-maturity	$209,416	$878	$1,087	$209,207	4.38%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,777	$4	—	$25,781	0.11%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,015	6	—	7,021	2.04
After 1 to 5 years	109,415	3,157	$6	112,566	5.51
After 5 to 10 years	17,112	39	452	16,699	5.79
After 10 years	48,600	—	2,552	46,048	4.00

Total obligations of Puerto Rico, States and political subdivisions	182,142	3,202	3,010	182,334	5.00

Collateralized mortgage obligations — private label
After 10 years	220	—	12	208	5.45

Others
Within 1 year	3,573	—	—	3,573	3.77
After 1 to 5 years	1,250	—	—	1,250	1.66

Total others	4,823	—	—	4,823	3.22

Total investment securities held-to-maturity	$212,962	$3,206	$3,022	$213,146	4.37%

	AS OF JUNE 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

Obligations of U.S. Government sponsored entities
Within 1 year	$25,795	$14	—	$25,809	0.37%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	106,985	7	—	106,992	2.67
After 1 to 5 years	109,245	79	$44	109,280	5.51
After 5 to 10 years	16,818	51	1,381	15,488	5.77
After 10 years	50,340	—	5,312	45,028	4.36

Total obligations of Puerto Rico, States and political subdivisions	283,388	137	6,737	276,788	4.25

Collateralized mortgage obligations — private label
After 10 years	231	—	13	218	5.45

Others
Within 1 year	9,147	—	—	9,147	3.92
After 1 to 5 years	1,500	—	—	1,500	2.51

Total others	10,647	—	—	10,647	3.72

Total investment securities held-to-maturity	$320,061	$151	$6,750	$313,462	3.92%

The following table shows the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010, December 31, 2009 and June 30, 2009:

	AS OF JUNE 30, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	—	—	$45,460	$1,075	$45,460	$1,075
Collateralized mortgage obligations — private label	—	—	197	12	197	12

Total investment securities held-to-maturity in an unrealized loss position	—	—	$45,657	$1,087	$45,657	$1,087

	AS OF DECEMBER 31, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$21,187	$1,908	$37,718	$1,102	$58,905	$3,010
Collateralized mortgage obligations — private label	—	—	208	12	208	12

Total investment securities held-to-maturity in an unrealized loss position	$21,187	$1,908	$37,926	$1,114	$59,113	$3,022

	AS OF JUNE 30, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$61,746	$6,654	$562	$83	$62,308	$6,737
Collateralized mortgage obligations — private label	—	—	218	13	218	13
Others	3,000	—	250	—	3,250	—

Total investment securities held-to-maturity in an unrealized loss position	$64,746	$6,654	$1,030	$96	$65,776	$6,750

As indicated in Note 8 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity as of June 30, 2010 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value as of June 30, 2010 was attributable to changes in interest rates and not credit quality; thus no other-than-temporary decline in value was recorded in these held-to-maturity securities. As of June 30, 2010, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
Note 10 — Loans Held-in-Portfolio and Allowance for Loan Losses
Because of the loss protection provided by the FDIC, the risks of the Westernbank FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”.
The composition of loans held-in-portfolio (“HIP”) as of June 30, 2010, December 31, 2009, and June 30, 2009 was as follows:

	Non-covered	Covered	Total loans HIP
	loans as of	loans as of	as of June 30,	December 31,	June 30,
(In thousands)	June 30, 2010	June 30, 2010	2010	2009	2009

Commercial	$11,786,235	$2,421,708	$14,207,943	$12,664,059	$13,078,506
Construction	1,495,615	281,178	1,776,793	1,724,373	2,033,448
Lease financing	636,913	—	636,913	675,629	730,396
Mortgage [1]	4,688,656	1,192,786	5,881,442	4,603,245	4,444,498
Consumer	3,858,969	183,345	4,042,314	4,045,807	4,319,214

Total loans held-in-portfolio	$22,466,388	$4,079,017	$26,545,405	$23,713,113	$24,606,062

[1]	Includes residential construction loans.

The following table presents acquired loans accounted for pursuant to ASC Subtopic 310-30 as of the April 30, 2010 acquisition date:

(In thousands)

Contractually-required principal and interest	$10,995,387
Non-accretable difference	5,789,480

Cash flows expected to be collected	5,205,907
Accretable yield	1,303,908

Fair value of loans accounted for under ASC Subtopic 310-30	$3,901,999	[1]

[1]	Reflects a difference of $11.4 million compared with the amounts disclosed in the Form 8-K/A filed on July 16, 2010, which included the financial statements and exhibits pertaining to the Westernbank FDIC-assisted transaction at the acquisition date. The Corporation reassessed the classification of certain acquired loans and, due to their revolving characteristics, reclassified the loans for accounting purposes from ASC Subtopic 310-30 to ASC Subtopic 310-20. The reclassification did not impact the fair value of the loans.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments. The unpaid principal balance of the acquired loans from the Westernbank FDIC-assisted transaction that are accounted under ASC Subtopic 310-30 amounted to $7.8 billion as of the April 30, 2010 transaction date.
Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction as of and for the quarter ended June 30, 2010, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

		Carrying amount
(In thousands)	Accretable yield	of loans

Balance at beginning of period	—	—
Additions [1]	$1,303,908	$3,901,999
Accretion	(38,998)	38,998
Payments received, net	—	(130,169)

Balance at end of period	$1,264,910	$3,810,828

[1]	Represents the estimated fair value of the loans at the date of acquisition. There were no reclassifications from non-accretable difference to accretable yield from April 30, 2010 to June 30, 2010.

As of June 30, 2010, none of the acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans as of June 30, 2010, since the loan pools are performing as anticipated in the projections used in the purchase accounting fair value calculations.
As indicated in Note 3 to the consolidated financial statements, the Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income using the effective yield method over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 as of the April 30, 2010 acquisition date:

(In thousands)

Fair value of loans accounted under ASC Subtopic 310-20	$358,989	[1]

Gross contractual amounts receivable (principal and interest)	$1,007,880

Estimate of contractual cash flows not expected to be collected	$614,653

[1]	Reflects a difference of $11.4 million compared with the amounts disclosed in the Form 8-K/A filed on July 16, 2010, which included the financial statements and exhibits pertaining to the Westernbank FDIC-assisted transaction at the acquisition date. The Corporation reassessed the classification of certain acquired loans and, due to their revolving characteristics, reclassified the loans for accounting purposes from ASC Subtopic 310-30 to ASC Subtopic 310-20. The reclassification did not impact the fair value of the loans.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments. The unpaid principal balance of the acquired loans from the Westernbank FDIC-assisted transaction that are accounted pursuant to ASC Subtopic 310-20 amounted to $739 million as of the April 30, 2010 transaction date.
The activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 is summarized as follows:

(In thousands)	June 30, 2010	June 30, 2009

Balances at beginning of period	$1,261,204	$882,807
Provision for loan losses	442,458	721,973
Loan charge-offs	(477,958)	(489,134)
Loan recoveries	51,312	30,593

Balance at end of period	$1,277,016	$1,146,239

Note 11 — Transfers of Financial Assets and Mortgage Servicing Rights
The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 19 to the consolidated financial statements for a description of such arrangements.
During the six months ended June 30, 2010, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $452 million in principal balance outstanding (June 30, 2009 — $805 million). During the quarter and six months ended June 30, 2010, the Corporation recognized gains of approximately $2.8 million and $8.8 million, respectively, on these transactions (June 30, 2009 — $27.0 million for the quarter and $26.4 million for the six-month period). All loan sales or securitizations performed during the six months ended June 30, 2010 were without credit recourse arrangements.
During the quarter ended June 30, 2010, the Corporation obtained as proceeds $210 million of assets as a result of securitization transactions with FNMA and GNMA, consisting of $206 million in mortgage-backed securities and $4 million in servicing rights. During the six months ended June 30, 2010, the Corporation obtained as proceeds $419 million of assets as a result of securitization transactions with FNMA and GNMA, consisting of $411 million in mortgage-backed securities and $8 million in servicing rights. No liabilities were incurred as a result of these transfers during the quarter and six month-period ended June 30, 2010 because they did not contain any credit recourse arrangements. The Corporation recorded a gain of $5.0 million and $10.3 million, respectively, during the quarter and six months ended June 30, 2010 related to these residential mortgage loans securitized.
The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarter and six months ended June 30, 2010.

	Proceeds Obtained During Quarter Ended June 30, 2010
				Initial Fair
(In thousands)	Level 1	Level 2	Level 3	Value

Assets

Investment securities available-for-sale:
Mortgage-backed securities — GNMA	—	—	—	—
Mortgage-backed securities — FNMA	—	—	—	—

Total investment securities available-for-sale	—	—	—	—

Trading account securities:
Mortgage-backed securities — GNMA	—	$165,675	$2,518	$168,193
Mortgage-backed securities — FNMA	—	37,814	—	37,814

Total trading account securities	—	$203,489	$2,518	$206,007

Mortgage servicing rights	—	—	$3,794	$3,794

Total	—	$203,489	$6,312	$209,801

	Proceeds Obtained During Six Months Ended June 30, 2010
				Initial Fair
(In thousands)	Level 1	Level 2	Level 3	Value

Assets

Investment securities available-for-sale:
Mortgage-backed securities — GNMA	—	—	$2,810	$2,810
Mortgage-backed securities — FNMA	—	—	—	—

Total investment securities available-for-sale	—	—	$2,810	$2,810

Trading account securities:
Mortgage-backed securities — GNMA	—	$327,600	$4,147	$331,747
Mortgage-backed securities — FNMA		76,506	—	76,506

Total trading account securities	—	$404,106	$4,147	$408,253

Mortgage servicing rights	—	—	$7,535	$7,535

Total	—	$404,106	$14,492	$418,598

Refer to Note 21 to the consolidated financial statements for key inputs, assumptions, and valuation techniques used to measure the fair value of these mortgage-backed securities and mortgage servicing rights.
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
The following table presents the changes in residential MSRs measured using the fair value method for the six months ended June 30, 2010 and June 30, 2009.

(In thousands)	2010	2009

Fair value as of January 1	$169,747	$176,034
Purchases	4,015	727
Servicing from securitizations or asset transfers	7,809	13,661
Changes due to payments on loans [1]	(7,932)	(7,921)
Changes in fair value due to changes in valuation model
inputs or assumptions	(1,645)	(1,693)

Fair value as of June 30	$171,994	$180,808

[1]	Represents changes due to collection / realization of expected cash flows over time.
Residential mortgage loans serviced for others were $17.9 billion as of June 30, 2010 (December 31, 2009 — $17.7 billion; June 30, 2009 — $17.7 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2010 amounted to $11.9 million and $23.8 million, respectively (June 30, 2009 — $11.3 million and $23.0 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. As of June 30, 2010, those weighted average mortgage servicing fees were 0.27% (June 30, 2009 — 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
The discussion that follows includes information on assumptions used in the valuation model of the MSRs, originated and purchased.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended June 30, 2010 and year ended December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Prepayment speed	4.6%	7.8%
Weighted average life	21.8 years	12.8 years
Discount rate (annual rate)	11.5%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions as of June 30, 2010 and December 31, 2009 were as follows:

	Originated MSRs
(In thousands)	June 30, 2010	December 31, 2009

Fair value of retained interests	$100,956	$97,870
Weighted average life	11.8 years	8.8 years
Weighted average prepayment speed (annual rate)	8.5%	11.4%
Impact on fair value of 10% adverse change	$(3,296)	$(3,182)
Impact on fair value of 20% adverse change	$(6,521)	$(7,173)
Weighted average discount rate (annual rate)	12.86%	12.41%
Impact on fair value of 10% adverse change	$(4,212)	$(2,715)
Impact on fair value of 20% adverse change	$(8,201)	$(6,240)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	June 30, 2010	December 31, 2009

Fair value of retained interests	$71,038	$71,877
Weighted average life	12.7 years	9.9 years
Weighted average prepayment speed (annual rate)	7.9%	10.1%
Impact on fair value of 10% adverse change	$(2,715)	$(2,697)
Impact on fair value of 20% adverse change	$(4,801)	$(5,406)
Weighted average discount rate (annual rate)	11.6%	11.1%
Impact on fair value of 10% adverse change	$(3,150)	$(2,331)
Impact on fair value of 20% adverse change	$(5,604)	$(4,681)

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
As of June 30, 2010, the Corporation serviced $4.2 billion (December 31, 2009 — $4.5 billion; June 30, 2009 — $4.7 billion) in residential mortgage loans with credit recourse to the Corporation.
Under the GNMA securitizations, the Corporation has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. As of June 30, 2010, the Corporation had recorded $141 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2009 — $124 million; June 30, 2009 — $88 million).

Note 12 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Net deferred tax assets (net of valuation allowance)	$347,396	$363,967	$390,467
Bank-owned life insurance program	235,499	232,387	228,675
Prepaid FDIC insurance assessment	179,130	206,308	—
Other prepaid expenses	161,963	130,762	136,634
Investments under the equity method	98,234	99,772	91,558
Derivative assets	79,571	71,822	76,019
Trade receivables from brokers and counterparties	73,110	1,104	66,943
Others	227,169	216,037	224,553

Total other assets	$1,402,072	$1,322,159	$1,214,849

Note 13 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2010 and 2009, allocated by reportable segments, were as follows (refer to Note 29 for the definition of the Corporation’s reportable segments):

2010
			Purchase
	Balance as of	Goodwill	accounting		Balance as of
(In thousands)	January 1, 2010	on acquisition	adjustments	Other	June 30, 2010

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	—	$31,729
Consumer and Retail Banking	117,000	—	—	—	117,000
Other Financial Services	8,296	—	—	—	8,296
Westernbank	—	$106,230	—	—	106,230
Banco Popular North America:
Banco Popular North America	402,078	—	—	—	402,078
EVERTEC	45,246	—	—	—	45,246

Total Popular, Inc.	$604,349	$106,230	—	—	$710,579

2009
		Goodwill	Purchase
	Balance as of	on	accounting		Balance as of
(In thousands)	January 1, 2009	acquisition	adjustments	Other	June 30, 2009

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	—	$111	$31,840
Consumer and Retail Banking	117,000	—	$1	544	117,545
Other Financial Services	8,330	—	(34)	—	8,296
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
EVERTEC	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$717	$655	$607,164

The gross amount of goodwill and accumulated impairment losses at the beginning and the end of the quarter by reportable segment were as follows:

2010
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2010	Impairment	January 1, 2010	June 30, 2010	Impairment	June 30, 2010
(In thousands)	(Gross amounts)	Losses	(Net amounts)	(Gross amounts)	Losses	(Net amounts)

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	$31,729	$31,729	—	$31,729
Consumer and Retail Banking	117,000	—	117,000	117,000	—	117,000
Other Financial Services	8,296	—	8,296	8,296	—	8,296
Westernbank	—	—	—	106,230	—	106,230
Banco Popular North America:
Banco Popular North America	402,078	—	402,078	402,078	—	402,078
E-LOAN	164,411	$164,411	—	164,411	$164,411	—
EVERTEC	45,429	183	45,246	45,429	183	45,246

Total Popular, Inc.	$768,943	$164,594	$604,349	$875,173	$164,594	$710,579

2009
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2009	Impairment	January 1, 2009	June 30, 2009	Impairment	June 30, 2009
(In thousands)	(Gross amounts)	Losses	(Net amounts)	(Gross amounts)	Losses	(Net amounts)

Banco Popular de Puerto Rico:
Commercial Banking	$31,729	—	$31,729	$31,840	—	$31,840
Consumer and Retail Banking	117,000	—	117,000	117,545	—	117,545
Other Financial Services	8,330	—	8,330	8,296	—	8,296
Banco Popular North America:
Banco Popular North America	404,237	—	404,237	404,237	—	404,237
E-LOAN	164,411	$164,411	—	164,411	$164,411	—
EVERTEC	44,679	183	44,496	45,429	183	45,246

Total Popular, Inc.	$770,386	$164,594	$605,792	$771,758	$164,594	$607,164

The goodwill recognized in the BPPR reportable segment during the quarter ended June 30, 2010 relates to the Westernbank FDIC-assisted transaction. Refer to Note 2 to the consolidated financial statements for further information on the accounting for the transaction and the resulting goodwill recognition. The fair values initially assigned to the assets acquired and liabilities assumed in the Westernbank FDIC-assisted transaction are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Any changes in such fair value estimates may impact the goodwill initially recorded.
The purchase accounting adjustments in the EVERTEC reportable segment for the six months ended June 30, 2009 are related to contingency payments on acquisitions made prior to January 1, 2009.
As of June 30, 2010, December 31, 2009 and June 30, 2009, the Corporation had $6 million of identifiable intangible assets, other than goodwill, with indefinite useful lives.

The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2010		December 31, 2009		June 30, 2009
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$80,591	$25,625	$65,379	$30,991	$65,379	$27,560

Other customer relationships	8,743	6,372	8,816	5,804	8,816	5,152

Other intangibles	125	90	125	71	2,981	2,366

Total	$89,459	$32,087	$74,320	$36,866	$77,176	$35,078

During the quarter ended June 30, 2010, the Corporation recognized $24 million in a core deposit intangible asset associated with the Westernbank FDIC-assisted transaction. This core deposit intangible asset is to be amortized to operating expenses ratably on a monthly basis over a 10-year period.
Certain core deposit intangible with a gross amount of $9 million became fully amortized during the six months ended June 30, 2010, and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.
During the quarter ended June 30, 2010, the Corporation recognized $2.5 million in amortization related to other intangible assets with definite useful lives (June 30, 2009 — $2.4 million). During the six months ended June 30, 2010, the Corporation recognized $4.5 million in amortization related to other intangible assets with definite useful lives (June 30, 2009 — $4.8 million).
The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)

Remaining 2010	$4,802
Year 2011	9,424
Year 2012	8,409
Year 2013	8,225
Year 2014	7,587
Year 2015	5,478

Note 14 — Derivative Instruments and Hedging Activities
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

By using derivative instruments, the Corporation exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Corporation’s credit risk will equal the fair value of the derivative asset. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Corporation, thus creating a repayment risk for the Corporation. To manage the level of credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. The derivative assets include a $5.7 million negative adjustment as a result of the credit risk of the counterparties as of June 30, 2010 (December 31, 2009 — $5.1 million negative adjustment; June 30, 2009 — $4.2 million negative adjustment). On the other hand, when the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, the fair value of derivative liabilities incorporates nonperformance risk or the risk that the obligation will not be fulfilled. The derivative liabilities include a $1.2 million positive adjustment related to the incorporation of the Corporation’s own credit risk as of June 30, 2010 (December 31, 2009 — $2.1 million positive adjustment; June 30, 2009 — $1.2 million positive adjustment).
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
Pursuant to the Corporation’s accounting policy, the fair value of derivatives is not offset with the amounts for the right to reclaim cash collateral or the obligation to return cash collateral. As of June 30, 2010, the amount recognized for the right to reclaim cash collateral under master netting arrangements was $93 million and the amount recognized for the obligation to return cash collateral was $5 million (December 31, 2009 — $88 million and $4 million, respectively).
Certain of the Corporation’s derivative instruments include financial covenants tied to the corresponding banking subsidiary’s well-capitalized status and credit rating. These agreements could require exposure collateralization, early termination, or both. The aggregate fair value of all derivative instruments with contingent features that were in a liability position as of June 30, 2010 was $79 million (December 31, 2009 — $66 million; June 30, 2009 — $72 million). Based on the contractual obligations established on these derivative instruments, the Corporation has fully collateralized these positions by pledging collateral of $93 million as of June 30, 2010 (December 31, 2009 — $88 million; June 30, 2009 — $79 million).

Financial instruments designated as cash flow hedges or non-hedging derivatives outstanding as of June 30, 2010 and December 31, 2009 were as follows:

As of June 30, 2010
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition	Fair	Condition
(In thousands)	Amount	Classification	Value	Classification	Fair Value
Derivatives designated as hedging instruments:
Forward commitments	$130,225	Other assets	$17	Other liabilities	$1,527

Total derivatives designated as hedging instruments	$130,225		$17		$1,527

Derivatives not designated as hedging instruments:
Forward contracts	$157,085	Trading account securities	$40	Other liabilities	$1,480
Interest rate swaps associated with:
- swaps with corporate clients	936,782	Other assets	73,858	—	—
- swaps offsetting position of corporate clients’ swaps	936,782	—	—	Other liabilities	79,317
Foreign currency and exchange rate commitments with clients	200	Other assets	13	—	—
Foreign currency and exchange rate commitments with counterparty	199	—	—	Other liabilities	12
Interest rate caps and floors	89,748	Other assets	231	—	—
Interest rate caps and floors for the benefit of corporate clients	89,748	—	—	Other liabilities	231
Indexed options on deposits	76,089	Other assets	5,452	—	—
Bifurcated embedded options	72,583	—	—	Interest bearing deposits	4,279

Total derivatives not designated as hedging instruments	$2,359,216		$79,594		$85,319

Total derivative assets and liabilities	$2,489,441		$79,611		$86,846

As of December 31, 2009
		Derivative Assets		Derivative Liabilities
		Statement of		Statement of
	Notional	Condition		Condition
(In thousands)	Amount	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments:
Forward commitments	$120,800	Other assets	$1,346	Other liabilities	$22

Total derivatives designated as hedging instruments	$120,800		$1,346		$22

Derivatives not designated as hedging instruments:
Forward contracts	$165,300	Trading account securities	$1,253	Other liabilities	$79
Interest rate swaps associated with:
- swaps with corporate clients	1,006,154	Other assets	63,120	Other liabilities	131
- swaps offsetting position of corporate clients’ swaps	1,006,154	Other assets	131	Other liabilities	67,358
Interest rate caps and floors	139,859	Other assets	249	—	—
Interest rate caps and floors for the benefit of corporate clients	139,859	—	—	Other liabilities	249
Indexed options on deposits	110,900	Other assets	6,976	—	—
Bifurcated embedded options	84,316	—	—	Interest bearing deposits	5,402

Total derivatives not designated as hedging instruments	$2,652,542		$71,729		$73,219

Total derivative assets and liabilities	$2,773,342		$73,075		$73,241

Cash Flow Hedges
The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities, which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are hedging a forecasted transaction and thus qualify for cash flow hedge accounting. Changes in the fair value of the derivatives are recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. These contracts have a maximum remaining maturity of 83 days as of June 30, 2010.
For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income (loss) to current period earnings are included in the line in which the hedged item is recorded and during the period in which the forecasted transaction impacts earnings, as presented in the tables below:

Quarter ended June 30, 2010
Classification of
				Gain (Loss)	Amount of Gain
		Classification in		Recognized in	(Loss) Recognized
	Amount of	the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(1,509)	Trading account profit	$(31)	—	—

Total cash flow hedges	$(1,509)		$(31)		—

OCI —	“Other Comprehensive Income”

AOCI —	“Accumulated Other Comprehensive Income”

Six months ended June 30, 2010
Classification of
				Gain (Loss)	Amount of Gain
		Classification in		Recognized in	(Loss) Recognized
	Amount of	the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(1,540)	Trading account profit	$1,168	—	—

Total cash flow hedges	$(1,540)		$1,168		—

Quarter ended June 30, 2009
Classification of
				Gain (Loss)	Amount of Gain
		Classification in		Recognized in	(Loss) Recognized
	Amount of	the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(37)	Trading account profit	$(1,586)	—	—
Interest rate swaps	—	Interest expense	(1,883)	—	—

Total cash flow hedges	$(37)		$(3,469)		—

Six months ended June 30, 2009
Classification of
				Gain (Loss)	Amount of Gain
		Classification in		Recognized in	(Loss) Recognized
	Amount of	the		Income on	in Income on
	Gain (Loss)	Statement of	Amount of Gain	Derivatives	Derivatives
	Recognized in	Operations of the	(Loss)	(Ineffective Portion	(Ineffective Portion
	OCI on	Gain (Loss)	Reclassified from	and Amount	and Amount
	Derivatives	Reclassified from	AOCI into	Excluded from	Excluded from
	(Effective	AOCI into Income	Income (Effective	Effectiveness	Effectiveness
(In thousands)	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Forward commitments	$(1,623)	Trading account profit	$(3,503)	—	—
Interest rate swaps	—	Interest expense	(2,380)	—	—

Total cash flow hedges	$(1,623)		$(5,883)		—

Non-Hedging Activities
For the quarters and six months ended June 30, 2010, the Corporation recognized a loss of $7.9 million and $12.1 million, respectively (June 30, 2009 — loss of $1.8 million and $14.1 million, respectively) related to its non-hedging derivatives, as detailed in the tables below.

		Amount of Gain (Loss) Recognized in
	Classification of Gain	Income on Derivatives
	(Loss) Recognized in	Quarter ended	Six months ended
(In thousands)	Income on Derivatives	June 30, 2010	June 30, 2010

Forward contracts	Trading account profit	$(8,639)	$(11,710)
Interest rate swap contracts	Other operating income	513	(1,221)
Foreign currency and exchange rate commitments	Interest expense	(1)	1
Foreign currency and exchange rate commitments	Other operating income	5	5
Indexed options	Interest expense	(1,609)	(1,346)
Bifurcated embedded options	Interest expense	1,872	2,158

Total		$(7,859)	$(12,113)

		Amount of Gain (Loss) Recognized in
	Classification of Gain	Income on Derivatives
	(Loss) Recognized in	Quarter ended	Six months ended
(In thousands)	Income on Derivatives	June 30, 2009	June 30, 2009

Forward contracts	Trading account profit	$1,204	$(6,848)
Interest rate swap contracts	Other operating income	(1,554)	(5,524)
Credit derivatives	Other operating income	(2,599)	(2,599)
Foreign currency and exchange rate commitments	Interest expense	(3)	(2)
Foreign currency and exchange rate commitments	Other operating income	10	19
Indexed options	Interest expense	470	(746)
Bifurcated embedded options	Interest expense	698	1,575

Total		$(1,774)	$(14,125)

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

Note 15 — Deposits
Total interest bearing deposits as of June 30, 2010 and December 31, 2009, consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009

Savings deposits	$6,093,088	$5,480,124
NOW, money market and other interest bearing demand deposits	5,133,317	4,726,204

Total savings, NOW, money market and other Interest bearing demand deposits	11,226,405	10,206,328

Certificates of deposits:
Under $100,000	6,476,312 [1]	6,553,022 [1]
$100,000 and over	4,617,518	4,670,243

Total certificates of deposits	11,093,830	11,223,265

Total interest bearing deposits	$22,320,235	$21,429,593

[1]	Includes brokered certificates of deposit amounting to $2.0 billion as of June 30, 2010 and $2.7 billion as of December 31, 2009.

A summary of certificates of deposit by maturity as of June 30, 2010 follows:

(In thousands)

Remaining 2010	$4,777,350
2011	3,283,244
2012	1,166,393
2013	618,196
2014	408,342
2015 and thereafter	840,305

Total	$11,093,830

Note 16 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Federal funds purchased	$9,900	—	—
Assets sold under agreements to repurchase	2,297,294	$2,632,790	$2,941,678

Total federal funds purchased and assets sold under agreements to repurchase	$2,307,194	$2,632,790	$2,941,678

The repurchase agreements outstanding as of June 30, 2010 were collateralized by $2.0 billion in investment securities available-for-sale and $372 million in trading securities. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.
In addition, there were repurchase agreements outstanding collateralized by $177 million in securities purchased underlying agreements to resell to which the Corporation has the right to repledge. It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.

Other short-term borrowings consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Secured borrowing with clearing broker with an interest rate of 1.50%	—	$6,000	—
Unsecured borrowings with private investors paying interest at a fixed rate of 0.40%	—	—	$500
Others	$1,263	1,326	1,325

Total other short-term borrowings	$1,263	$7,326	$1,825

Notes payable consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Advances with the FHLB:
-with maturities ranging from 2010 through 2015 paying interest at monthly fixed rates ranging from 1.48% to 5.10% (June 30, 2009 — 1.48% to 5.06%)	$1,032,873	$1,103,627	$1,107,216
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	20,000	20,000	20,000

Note payable issued to the FDIC, including unamortized premium of $10,091; paying interest monthly at an annual fixed rate of 2.50%; maturing on April 30, 2015 or such earlier date as such amount may become due and payable pursuant to the terms of the note	5,728,078	—	—

Term notes paying interest monthly at fixed rates ranging from 3.00% to 6.00%	—	—	3,100

Term notes with maturities ranging from 2011 to 2013 paying interest semiannually at fixed rates ranging from 5.25% to 13.00% (June 30, 2009 — 5.20% to 9.75%)	380,995	382,858	383,720

Term notes with maturities ranging from 2010 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	1,217	1,528	2,678

Term notes maturing in 2011 paying interest quarterly at a floating rate of 9.75% (June 30, 2009 — 6.00%) over the 3-month LIBOR rate	175,000	250,000	250,000

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800	849,672

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $502,113 as of June 30, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)	433,887	423,650	—

Others	25,551	27,169	27,336

Total notes payable	$8,237,401	$2,648,632	$2,643,722

Note:	Refer to the Corporation’s Form 10-K for the year ended December 31, 2009, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of June 30, 2010 and June 30, 2009, respectively, were as follows: 3-month LIBOR rate = 0.53% and 0.60%; 10-year U.S. Treasury note = 2.93% and 3.54%.

Included in the table above are $175 million in term notes with interest that adjusted in the event of senior debt rating downgrades. These floating rate term notes had an interest rate of 9.75% over the 3-month LIBOR as of June 30, 2010. These term notes, which had contractual maturities in September 2011, were repurchased by the Corporation from holders of record in July 2010.

In consideration for the excess assets acquired over liabilities assumed as part of the Westernbank FDIC-assisted transaction, BPPR issued to the FDIC a secured note (the “note payable issued to the FDIC”) in the amount of $5.8 billion as of April 30, 2010 bearing an annual interest rate of 2.50%, which has full recourse to BPPR. As indicated in Note 2 to the consolidated financial statements, the note payable issued to the FDIC is collateralized by the loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Proceeds received from such sources are used to pay the note under the conditions stipulated in the agreement. As of June 30, 2010, the carrying amount of loans and other real estate property that serves as collateral on the note amounted to approximately $4.0 billion. The entire outstanding principal balance of the note payable issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note payable issued to the FDIC. Borrowings under the note bear interest at a fixed annual rate of 2.50% and is paid monthly. If the Corporation fails to pay any interest as and when due, such interest shall accrue interest at the note interest rate plus 2.00% per annum. The Corporation may repay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. In July 2010, the Corporation prepaid $2.0 billion of the note payable to the FDIC from funds unrelated to the assets securing the note.
A breakdown of borrowings by contractual maturities as of June 30, 2010 is included in the table below. Given its nature, the maturity of the Note payable to the FDIC was based on expected repayment dates and not in its April 30, 2015 contractual maturity date. The expected repayments consider the timing of expected cash inflows on the loans, OREO and claims on the loss sharing agreements that will be applied to repay the note during the period that the note payable to the FDIC is outstanding. The table also reflects the $2.0 billion partial prepayment on the Note payable to the FDIC described in the preceding paragraph in 2010.

	Federal funds
	sold and
	repurchase	Short-term
(In thousands)	agreements	borrowings	Notes payable	Total

Year
2010	$1,145,004	$1,263	$3,334,119	$4,480,386
2011	50,000	—	3,232,390	3,282,390
2012	75,000	—	631,529	706,529
2013	49,000	—	128,059	177,059
2014	350,000	—	10,824	360,824
Later years	638,190	—	466,593	1,104,783
No stated maturity	—	—	936,000	936,000

Subtotal	$2,307,194	$1,263	$8,739,514	$11,047,971
Less: Discount	—	—	502,113	502,113

Total borrowings	$2,307,194	$1,263	$8,237,401	$10,545,858

Note 17 — Trust Preferred Securities
As of June 30, 2010 and 2009, the Corporation had established four trusts (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) for the purpose of issuing trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.
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
Financial data pertaining to the trusts as of June 30, 2010 and December 31, 2009 were as follows:

(In thousands)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter

Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000

Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual

Reference notes	[a],[c],[f],[g]	[b],[d],[f]	[a],[c],[f]	[b],[d],[f]	[b], [d], [h], [i]

Financial data pertaining to the trusts as of June 30, 2009 were as follows:

(In thousands)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$144,000	$300,000	$250,000	$130,000	—
Distribution rate	8.327%	6.700%	6.564%	6.125%	—
Common securities	$4,640	$9,279	$7,732	$4,021	—
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021	—
Stated maturity date	February 2027	November 2033	September 2034	December 2034	—
Reference notes	[a],[c],[e],[f],[g]	[b],[d],[f]	[a],[c],[f]	[b],[d],[f]	—

[a]	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

[b]	Statutory business trust that is wholly-owned by the Corporation.

[c]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[d]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[e]	The original issuance was for $150 million. The Corporation had reacquired $6 million of the 8.327% capital securities as of December 31, 2008.

[f]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

[g]	Same as [f] above, except that the investment company event does not apply for early redemption.

[h]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.

[i]	Carrying value of junior subordinates debentures of $434 million as of June 30, 2010 ($936 million aggregate liquidation amount, net of $502 million discount) and $424 million as of December 31, 2009 ($936 million aggregate liquidation amount, net of $512 million discount).
In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 Capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 Capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of June 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. As of December 31, 2009, there were $7 million of the outstanding trust preferred securities which were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit would be effective on March 31, 2011. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently passed in July 2010, has a provision to effectively phase out the use of trust preferred securities as Tier 1 capital throughout a five-year period. As of June 30, 2010, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. As of June 30, 2010, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 that are exempt from the phase-out provisions of the Act.
Note 18 — Stockholders’ Equity
Increase in authorized shares of common stock
On May 4, 2010, following stockholder approval, the Corporation amended its certificate of incorporation to provide for an increase in the number of shares of the Corporation’s common stock authorized for issuance from 700 million shares to 1.7 billion shares.
Issuance of depositary shares representing preferred stock and conversion to shares of common stock
In April 2010, the Corporation raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of Contingent Convertible Perpetual Non-Cumulative Preferred Stock, Series D, no par value, $1,000 liquidation preference per share. The preferred stock represented by depositary shares automatically converted into shares of Popular, Inc.’s common stock at a conversion rate of 8.3333 shares of common stock for each depositary share on May 11, 2010, which was the 5th business day after the Corporation’s common shareholders approved the amendment to the Corporation’s restated certificate of incorporation to increase the number of authorized shares of common stock. The conversion of the depositary shares of preferred stock resulted in the issuance of 383,333,333 additional shares of common stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 23 to the consolidated financial statements provides information on the impact of the conversion on net loss per common share.
BPPR statutory reserve
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $402 million as of June 30, 2010 (December 31, 2009 — $402 million; June 30, 2009 — $392 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended June 30, 2010 and 2009.

Note 19 — Commitments, Contingencies and Guarantees
Commercial letters of credit and standby letters of credit amounted to $16 million and $142 million, respectively, as of June 30, 2010 (December 31, 2009 — $13 million and $134 million, respectively; and June 30, 2009 — $18 million and $168 million, respectively). In addition, the Corporation has commitments to originate mortgage loans amounting to $46 million as of June 30, 2010 (December 31, 2009 — $48 million; June 30, 2009 — $59 million).
As of June 30, 2010, the Corporation recorded a liability of $0.5 million (December 31, 2009 — $0.7 million and June 30, 2009 — $0.6 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. The Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. This liability is included as part of other liabilities in the consolidated statements of condition. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. In the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, if any, which normally includes cash and marketable securities, real estate, receivables, among others. Management does not anticipate any material losses related to these instruments.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $6.3 billion as of June 30, 2010 (December 31, 2009 - $7.0 billion; June 30, 2009 — $7.2 billion), excluding the commitments to extend credit that pertain to the lending relationships of the Westernbank operations.
As of June 30, 2010, the Corporation maintained a reserve of approximately $10 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit unrelated to the acquired lending relationships from the Westernbank FDIC-assisted transaction (December 31, 2009 — $15 million; June 30, 2009 — $17 million). The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
As of June 30, 2010, the commitments to extend credit related to the Westernbank operations approximated $0.2 billion. The acquired commitments to extend credit are covered under the loss sharing agreements with the FDIC, subject to FDIC approvals, limitations on the timing for such disbursements, and servicing guidelines, among various considerations. As indicated in Note 2 to the consolidated financial statements, on the April 30, 2010 acquisition date, the Corporation recorded a contingent liability for such commitments at fair value, which was estimated at $132 million. As of June 30, 2010, that contingent liability remained at that level and is recorded as part of other liabilities in the consolidated statement of condition.
The Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may have sold, in bulk sale transactions, residential mortgage loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or for breach of representations and warranties.
As of June 30, 2010, the Corporation serviced $4.2 billion (December 31, 2009 — $4.5 billion; June 30, 2009 — $4.7 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the six months ended June 30, 2010, the Corporation repurchased approximately $60 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. The losses associated to these credit recourse arrangements, which pertain to residential mortgage loans in Puerto Rico, have not been significant. As of June 30, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $37 million (December 31, 2009 — $16 million; June 30, 2009 — $13 million).
When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. The Corporation has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representations and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of June 30, 2010, the Corporation serviced $17.9 billion in mortgage loans, including the loans serviced with credit recourse (December 31, 2009 — $17.7 billion; June 30, 2009 — $13.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds from mortgage loans foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of June 30, 2010, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $26 million (December 31, 2009 — $14 million; June 30, 2009 — $12 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of June 30, 2010, the Corporation established reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of June 30, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $33 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2009 — $33 million; June 30, 2009 — $15 million). E-LOAN is no longer originating and selling loans, since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the six months ended June 30, 2010, E-LOAN charged-off approximately $6.2 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events (six months ended June 30, 2009 — $9 million). Make-whole events are typically defaulted loans in which the investor attempts to recover through the collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan.

During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with various sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of June 30, 2010 are related principally to make-whole arrangements. As of June 30, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $7 million (December 31, 2009 — $9 million; June 30, 2009 — $19 million). During the six months ended June 30, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $1.6 million (six months ended June 30, 2009 — $0.6 million). The reserve balance as of June 30, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term period, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
During the six months ended June 30, 2009, the Corporation sold a lease financing portfolio of approximately $0.3 billion. As of June 30, 2010, the reserve established to provide for any losses on the breach of certain representations and warranties included in the associated sale agreements amounted to $3 million (December 31, 2009 — $6 million; June 30, 2009 — $12 million). This reserve is included as part of other liabilities in the consolidated statement of condition.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.6 billion as of June 30, 2010 (December 31, 2009 — $0.6 billion; June 30, 2009 — $1.0 billion). In addition, as of June 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) (December 31, 2009 — $1.4 billion; June 30, 2009 — $0.8 billion) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.
As described in Note 2 to the consolidated financial statements, as part of the Westernbank FDIC-assisted transaction, BPPR has agreed to make a true-up payment to the FDIC on the true up measurement date of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true up payment is recorded as a reduction in the fair value of the FDIC loss share indemnification asset.
Legal Proceedings
The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are each in early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and September 9, 2009, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc., certain of its directors and officers, among others. The five class actions have now been consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an Employee Retirement Income Security Act (ERISA) class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc. et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.).
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which includes as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19,

2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular, the underwriter defendants and the individual defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of the ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On June 21, 2010, plaintiffs filed a response to these objections. On July 9, 2010, with leave of the Court, Popular filed a reply to plaintiffs’ response.
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
On April 13, 2010, the Puerto Rico Court of First Instance in San Juan granted summary judgment dismissing a separate complaint brought by plaintiff in the García action that sought to enforce an alleged right to inspect the books and records of the Corporation in support of the pending derivative action. The Court held that the plaintiff had not propounded a “proper purpose” under Puerto Rico law for such inspection. On April 28, 2010, the plaintiff in that action moved for reconsideration of the Court’s dismissal. On May 4, 2010, the Court denied plaintiff’s request for reconsideration. On June 7, 2010, plaintiff filed an appeal before the Puerto Rico Court of Appeals. On June 11, 2010, Popular and the individual defendants moved to dismiss the appeal. On June 22, 2010, the Court of Appeals dismissed the appeal. On July 6, 2010, plaintiff moved for reconsideration of the Court’s dismissal. On July 16, 2010, the Court of Appeals denied plaintiff’s request for reconsideration.
At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations.
Note 20 —Non-Consolidated Variable Interest Entities
The Corporation transfers residential mortgage loans in guaranteed loan securitizations. The Corporation’s continuing involvement in these transfers includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statement of condition as available-for-sale or trading securities.
The Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions. These special purpose entities are deemed to be variable interest entities (“VIEs”) since they lack equity investments at risk. As part of the adoption of ASU 2009-17, during the first quarter of 2010, the Corporation evaluated these guaranteed mortgage securitization structures in which it participates, including GNMA and FNMA, and concluded that the Corporation is not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements. The Corporation qualitatively assessed whether it held a controlling financial interest in these VIEs, which included analyzing if it had both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of the VIE, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE. The conclusion on the assessment of these guaranteed mortgage securitization transactions did not change during the second quarter of 2010.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 21 to the consolidated financial statements for additional information on the debt securities outstanding as of June 30, 2010, December 31, 2009 and June 30, 2009, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs because the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs as of June 30, 2010 and December 31, 2009.

(In thousands)	June 30, 2010	December 31, 2009

Assets

Servicing assets:
Mortgage servicing rights	$106,428	$104,984

Total servicing assets	$106,428	$104,984

Other assets:
Servicing advances	$2,894	$2,029

Total other assets	$2,894	$2,029

Total	$109,322	$107,013

Maximum exposure to loss	$109,322	$107,013

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.3 billion as of June 30, 2010 and December 31, 2009.
Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances as of June 30, 2010 and December 31, 2009 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
Note 21 — Fair Value Measurement
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

Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, December 31, 2009 and June 30, 2009:

	As of June 30, 2010
				Balance as of
(In millions)	Level 1	Level 2	Level 3	June 30, 2010

Assets

Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$141	—	$141
Obligations of U.S. Government sponsored entities	—	1,749	—	1,749
Obligations of Puerto Rico, States and political subdivisions	—	55	—	55
Collateralized mortgage obligations — federal agencies	—	1,445	—	1,445
Collateralized mortgage obligations — private label	—	102	—	102
Residential mortgage-backed securities — agencies	—	2,948	$32	2,980
Equity securities	$4	5	—	9

Total investment securities available-for-sale	$4	$6,445	$32	$6,481

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$10	—	$10
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	261	114	375
Other	—	9	3	12

Total trading account securities	—	$281	$120	$401

Mortgage servicing rights	—	—	$172	$172
Derivatives (Refer to Note 14)	—	$80	—	$80

Total	$4	$6,806	$324	$7,134

Liabilities

Continuing Operations
Derivatives (Refer to Note 14)	—	$(87)	—	$(87)
Equity appreciation instrument	—	$(28)	—	$(28)

Total	—	$(115)	—	$(115)

	As of December 31, 2009
				Balance as of
				December 31,
(In millions)	Level 1	Level 2	Level 3	2009

Assets

Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$30	—	$30
Obligations of U.S. Government sponsored entities	—	1,648	—	1,648
Obligations of Puerto Rico, States and political subdivisions	—	81	—	81
Collateralized mortgage obligations — federal agencies	—	1,600	—	1,600
Collateralized mortgage obligations — private label	—	118	—	118
Residential mortgage-backed securities — agencies	—	3,176	$34	3,210
Equity securities	$3	5	—	8

Total investment securities available-for-sale	$3	$6,658	$34	$6,695

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$13	—	$13
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	208	224	432
Other	—	9	3	12

Total trading account securities	—	$231	$230	$461

Mortgage servicing rights	—	—	$170	$170
Derivatives (Refer to Note 14)	—	$73	—	$73

Total	$3	$6,962	$434	$7,399

Liabilities

Continuing Operations
Derivatives (Refer to Note 14)	—	$(73)	—	$(73)

Total	—	$(73)	—	$(73)

	As of June 30, 2009
				Balance as of
(In millions)	Level 1	Level 2	Level 3	June 30, 2009

Assets

Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$31	—	$31
Obligations of U.S. Government sponsored entities	—	1,756	—	1,756
Obligations of Puerto Rico, States and political subdivisions	—	99	—	99
Corporate bonds
Collateralized mortgage obligations — federal agencies	—	1,673	—	1,673
Collateralized mortgage obligations — private label	—	136	—	136
Residential mortgage-backed securities — agencies	—	3,508	$35	3,543
Equity securities	$3	5	—	8

Total investment securities available-for-sale	$3	$7,208	$35	$7,246

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$14	—	$14
Collateralized mortgage obligations	—	2	$5	7
Residential mortgage-backed securities — agencies		163	284	447
Other	—	13	5	18

Total trading account securities	—	$192	$294	$486

Mortgage servicing rights	—	—	$181	$181
Derivatives (Refer to Note 14)	—	$77	—	$77

Discontinued Operations
Loans measured at fair value pursuant to fair value option	—	—	$1	$1

Total	$3	$7,477	$511	$7,991

Liabilities

Continuing Operations
Derivatives (Refer to Note 14)	—	$(80)	—	$(80)

Total	—	$(80)	—	$(80)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2010 and 2009:

Quarter ended June 30, 2010
						Changes in
						unrealized
						gains (losses)
						included in
			Purchases,			earnings
			sales,			related to
			issuances,			assets and
	Balance	Gains	settlements,			liabilities still
	as of	(losses)	and	Transfers	Balance as	held as of
	March 31,	included in	paydowns	in (out) of	of June 30,	June 30,
(In millions)	2010	earnings	(net)	Level 3	2010	2010

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage-backed securities — agencies	$36	—	$(1)	$(3)	$32	—

Total investment securities available-for-sale	$36	—	$(1)	$(3)	$32	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$3	—
Residential mortgage-backed securities-agencies	197	$(5)	$(2)	$(76)	114	$1	[a]
Other	3	—	—	—	3	—

Total trading account securities	$203	$(5)	$(2)	$(76)	$120	$1

Mortgage servicing rights	$173	$(9)	$8	—	$172	$(5	) [b]

Total	$412	$(14)	$5	$(79)	$324	$(4)

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Other service fees” in the statement of operations

Six months ended June 30, 2010
						Changes in
						unrealized
						gains (losses)
						included in
			Purchases,			earnings
			sales,			related to
			issuances,			assets and
	Balance	Gains	settlements,			liabilities still
	as of	(losses)	and	Transfers	Balance as	held as of
	January 1,	included in	paydowns	in (out) of	of June 30,	June 30,
(In millions)	2010	earnings	(net)	Level 3	2010	2010

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage-backed securities — agencies	$34	—	$1	$(3)	$32	—

Total investment securities available-for-sale	$34	—	$1	$(3)	$32	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$3	—
Residential mortgage-backed securities-agencies	224	$(5)	$(29)	$(76)	114	$1	[a]
Other	3	—	—	—	3	—

Total trading account securities	$230	$(5)	$(29)	$(76)	$120	$1

Mortgage servicing rights	$170	$(10)	$12	—	$172	$(2	) [b]

Total	$434	$(15)	$(16)	$(79)	$324	$(1)

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Other service fees” in the statement of operations

	Quarter ended June 30, 2009
							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
			Gains (losses)	Increase	issuances,		related to
	Balance	Gains	included in	(decrease)	settlements,		assets and
	as of	(losses)	other	in accrued	and	Balance as	liabilities still
	January 1,	included in	comprehensive	interest	paydowns	of June 30,	held as of June
(In millions)	2009	earnings	income	receivable	(net)	2009	30, 2009

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage- backed securities — agencies	$36	—	—	—	$(1)	$35	—

Total investment securities available-for-sale	$36	—	—	—	$(1)	$35	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$2	$5	—
Residential mortgage- backed securities- agencies	276	$(1)	—	—	9	284	$1	[a]
Other	5	—	—	—	—	5	—

Total trading account securities	$284	$(1)	—	—	$11	$294	$1

Mortgage servicing rights	$177	$(4)	—	—	$8	$181	$(1	) [c]

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$5	—	—	—	$(4)	$1	—	[b]

Total	$502	$(5)	—	—	$14	$511	—

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

[c]	Gains (losses) are included in “Other service fees” in the statement of operations

	Six months ended June 30, 2009
							Changes in
							unrealized
							gains (losses)
					Purchases,		included in
					sales,		earnings
			Gains (losses)	Increase	issuances,		related to
	Balance	Gains	included in	(decrease)	settlements,		assets and
	as of	(losses)	other	in accrued	and	Balance as	liabilities still
	January 1,	included in	comprehensive	interest	paydowns	of June 30,	held as of June
(In millions)	2009	earnings	income	receivable	(net)	2009	30, 2009

Assets

Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities — agencies	$37	—	—	—	$(2)	$35	—

Total investment securities available-for-sale	$37	—	—	—	$(2)	$35	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$2	$5	—
Residential mortgage- backed securities- agencies	292	$1	—	—	(9)	284	$4	[a]
Other	5	—	—	—	—	5	—

Total trading account securities	$300	$1	—	—	$(7)	$294	$4

Mortgage servicing rights	$176	$(9)	—	—	$14	$181	$(2	) [c]

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$5	$1	—	—	$(5)	$1	—	[b]

Total	$518	$(7)	—	—	—	$511	$2

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

[c]	Gains (losses) are included in “Other service fees” in the statement of operations

There were $79 million in transfers out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2010. These transfers resulted from exempt FNMA mortgage-backed securities, which were transferred out of Level 3 and into Level 2, as a result of a change in valuation methodology from an internally-developed matrix pricing to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and / or out of Level 1 during the quarter and six months ended June 30, 2010.
There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2009. There were no transfers in and / or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2009.

Gains and losses (realized and unrealized) included in earnings for the quarters and six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2010		Six months ended June 30, 2010
		Changes in		Changes in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$(9)	$(5)	$(10)	$(2)
Trading account profit	(5)	1	(5)	1

Total	$(14)	$(4)	$(15)	$(1)

	Quarter ended June 30, 2009		Six months ended June 30, 2009
		Changes in		Changes in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings	reporting date	earnings	reporting date

Continuing Operations
Other service fees	$(4)	$(1)	$(9)	$(2)
Trading account profit	(1)	1	1	4
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	1	—

Total	$(5)	—	$(7)	$2

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Subsection 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the six months ended June 30, 2010 and 2009, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value as of June 30, 2010
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans [1]	—	—	$610	$610
Loans held-for-sale [2]	—	—	2	2
Other real estate owned [3]	—	—	42	42

Total	—	—	$654	$654

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Subsection 310-10-35.

[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in- portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

[3]	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Carrying value as of June 30, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans [1]	—	—	$612	$612
Loans held-for-sale [2]	—	—	16	16
Other real estate owned [3]	—	—	51	51
Other foreclosed assets [3]	—	—	7	7
Discontinued Operations
Loans held-for-sale [2]	—	—	1	1

Total			$687	$687

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Subsection 310-10-35.

[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in- portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

[3]	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

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
Equity appreciation instrument
Refer to Note 2 to the consolidated financial statements for a description of the terms of the equity appreciation instrument. The fair value of the equity appreciation instrument was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The principal variables in determining the fair value of the equity appreciation instrument include the implied volatility determined based on the one-year historical daily volatility of the Corporation’s common stock, the exercise price of the instrument, the price of the call option, and the risk-free rate. The equity appreciation instrument is classified as Level 2.
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

Note 22 — Fair Value of Financial Instruments
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
Derivatives are considered financial instruments and their carrying value equals fair value. For disclosures about the fair value of derivative instruments refer to Note 14 to the consolidated financial statements.
For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates, estimates of future cash flows, and prepayment assumptions.
The fair values reflected herein have been determined based on the prevailing interest rate environment as of June 30, 2010 and December 31, 2009, respectively. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments as of June 30, 2010 and December 31, 2009 are described in the paragraphs below.
Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts of other liabilities reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, bankers acceptances and assets sold under agreements to repurchase and short-term borrowings. The equity appreciation instrument is included in other liabilities and is accounted at fair value. Note 21 to the consolidated financial statements provides a description of the valuation methodology for the equity appreciation instrument. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.
Trading and investment securities, except for investments classified as other investment securities in the consolidated statement of condition, are financial instruments that regularly trade on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes, where available, or quoted market prices of financial instruments with similar characteristics. Trading account securities and securities available-for-sale are reported at their respective fair values in the consolidated statements of condition since they are marked-to-market for accounting purposes. These instruments are detailed in the consolidated statements of condition and in Notes 8 and 9.
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
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments as of June 30, 2010 and December 31, 2009.
As part of the fair value estimation procedures of certain liabilities, including repurchase agreements (regular and structured) and FHLB advances, the Corporation considered, where applicable, the collateralization levels as part of its evaluation of non-performance risk. Also, for certificates of deposit, the non-performance risk was determined using internally-developed models that consider, where applicable, the collateral held, amounts insured, the remaining term, and the credit premium of the institution.
Refer to Note 2 to the consolidated financial statements for a description of the FDIC loss share indemnification asset, equity appreciation instrument issued to the FDIC and the contingent liability on unfunded loan commitments, which are separately disclosed in the table below and all relate to the Westernbank FDIC-assisted transaction. The latter two items are included as other liabilities in the consolidated statement of condition.
Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. The fair value of letters of credit was based on fees currently charged on similar agreements.

Carrying or notional amounts, as applicable, and estimated fair values for financial instruments were:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In thousands)	amount	value	amount	value

Financial Assets:
Cash and money market investments	$3,188,978	$3,188,978	$1,680,127	$1,680,127
Trading securities	401,543	401,543	462,436	462,436
Investment securities available-for-sale	6,481,187	6,481,187	6,694,714	6,694,714
Investment securities held-to-maturity	209,416	209,207	212,962	213,146
Other investment securities	152,562	153,845	164,149	165,497
Loans held-for-sale	101,251	105,448	90,796	91,542
Loans held-in-portfolio, net	25,268,389	22,720,737	22,451,909	20,021,224
FDIC loss share indemnification asset	3,345,896	3,345,896	—	—

Financial Liabilities:
Deposits	$27,113,573	$27,245,650	$25,924,894	$26,076,515
Federal funds purchased	9,900	9,900	—	—
Assets sold under agreements to repurchase	2,297,294	2,443,281	2,632,790	2,759,438
Short-term borrowings	1,263	1,263	7,326	7,326
Notes payable	8,237,401	8,141,882	2,648,632	2,453,037
Contingent liability on unfunded loan commitments	132,441	132,441	—	—
Equity appreciation instrument	28,106	28,106	—	—

	Notional	Fair	Notional	Fair
(In thousands)	amount	Value	Amount	Value

Commitments to extend credit	$6,547,201	$1,730	$7,013,148	$882
Letters of credit	158,344	1,265	147,647	1,565

Note 23 — Net Loss per Common Share
The computation of net loss per common share (“EPS”) follows:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except share information)	2010	2009	2010	2009

Net loss from continuing operations	$(55,828)	$(176,583)	$(140,883)	$(219,159)
Net loss from discontinued operations	—	(6,599)	—	(16,545)
Preferred stock dividends	—	(22,915)	—	(45,831)
Preferred stock discount accretion	—	(1,713)	—	(3,475)
Deemed dividend on preferred stock	(191,667)	—	(191,667)	—

Net loss applicable to common stock	$(247,495)	$(207,810)	$(332,550)	$(285,010)

Average common shares outstanding	853,010,208	281,888,394	746,598,082	281,861,563
Average potential common shares	—	—	—	—

Average common shares outstanding — assuming dilution	853,010,208	281,888,394	746,598,082	281,861,563

Basic and diluted EPS from continuing operations	$(0.29)	$(0.71)	$(0.45)	$(0.95)
Basic and diluted EPS from discontinued operations	—	(0.03)	—	(0.06)

Basic and diluted EPS	$(0.29)	$(0.74)	$(0.45)	$(1.01)

The conversion of contingently convertible perpetual non-cumulative preferred stock into shares of the Corporation’s common stock, as discussed in Note 18 to the financial statements, resulted in a non-cash beneficial conversion of $191.7 million, representing the intrinsic value between the conversion rate of $3.00 and the common stock closing price of $3.50 on April 13, 2010, the date the preferred shares were offered. The beneficial conversion was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock. However, the deemed dividend increased the net loss applicable to common stock and affected the calculation of basic and diluted EPS for the quarter and six months ended June 30, 2010. Moreover, in computing diluted EPS, dilutive convertible securities that remained outstanding for the period prior to actual conversion were not included as average potential common shares because the effect would have been antidilutive. In computing both basic and diluted EPS, the common shares issued upon actual conversion were included in the weighted average calculation of common shares, after the date of conversion, that they remained outstanding.
Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options and restricted stock awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.
For the quarter and six-month period ended June 30, 2010, there were 1,272,058 and 2,541,337 weighted average antidilutive stock options outstanding, respectively (June 30, 2009 — 2,702,428 and 2,819,169). Additionally, the Corporation has outstanding a warrant to purchase 20,932,836 shares of common stock, which has an antidilutive effect as of June 30, 2010. The Corporation also has 1,323,445 restricted shares, which have an antidilutive effect as of June 30, 2010.
Note 24 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Debit card fees	$29,176	$27,508	$55,769	$53,881
Credit card fees and discounts	26,013	23,449	49,310	47,454
Processing fees	14,170	13,727	28,132	27,135
Insurance fees	12,084	12,547	23,074	24,551
Sale and administration of investment products	10,245	9,694	17,412	17,023
Other fees	12,037	15,512	31,348	30,926

Total other service fees	$103,725	$102,437	$205,045	$200,970

Note 25 — Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans (the “retirement plans”) and supplementary benefit pension plans for regular employees of certain of its subsidiaries. Effective May 1, 2009, the accrual of the benefits under the BPPR retirement plan was frozen to all participants. Pursuant to the amendment, the retirement plan participants will not receive any additional credit for compensation earned and service performed after April 30, 2009 for purposes of calculating benefits under the retirement plans.
During the second quarter of 2010, the Corporation settled its U.S. retirement plan, which had been frozen in 2007. The U.S. retirement plan assets are expected to be distributed to plan participants during the last two quarters of 2010.
The components of net periodic pension cost for the quarters and six months ended June 30, 2010 and 2009 were as follows:

			Benefit Restoration				Benefit Restoration
	Pension Plans		Plans		Pension Plans		Plans
	Quarters ended		Quarters ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	—	$887	—	$116	—	$3,330	—	$341
Interest cost	$7,953	8,042	$385	390	$15,906	16,589	$769	834
Expected return on plan assets	(7,777)	(6,222)	(404)	(307)	(15,553)	(13,099)	(807)	(625)
Amortization of prior service cost (credit)	—	—	—	—	—	44	—	(8)
Amortization of net loss	2,206	3,204	99	185	4,412	7,387	198	498

Net periodic cost	2,382	5,911	80	384	4,765	14,251	160	1,040
Curtailment loss (gain)	—	—	—	—	—	820	—	(341)
Settlement loss	3,380	—	—	—	3,380	—	—	—

Total cost	$5,762	$5,911	$80	$384	$8,145	$15,071	$160	$699

During the quarter and six months ended June 30, 2010, the Corporation made contributions to the pension and benefit restoration plans amounting to $0.4 million. The total contributions expected to be paid during the year 2010 for the pension and benefit restoration plans amount to approximately $3.2 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2010 and 2009 were as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009

Service cost	$432	$549	$864	$1,098
Interest cost	1,608	2,026	3,217	4,052
Amortization of prior service cost	(261)	(262)	(523)	(523)
Amortization of net gain	(294)	—	(588)	—

Total net periodic cost	$1,485	$2,313	$2,970	$4,627

Contributions made to the postretirement benefit plan for the quarter and six months ended June 30, 2010 amounted to approximately $1.3 million and $2.4 million, respectively. The total contributions expected to be paid during the year 2010 for the postretirement benefit plan amount to approximately $5.2 million.
Note 26 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. The adoption of the Incentive Plan did not alter the original terms of the grants made under the Stock Option Plan prior to the adoption of the Incentive Plan.

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
The following table presents information on stock options outstanding as of June 30, 2010:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,231,412	$15.84	2.24	1,231,412	$15.84
$19.25 - $27.20	1,298,725	$25.21	3.99	1,298,725	$25.21

$14.39 - $27.20	2,530,137	$20.65	3.14	2,530,137	$20.65

There was no intrinsic value of options outstanding as of June 30, 2010 (June 30, 2009 — $0.2 million). There was no intrinsic value of options exercisable as of June 30, 2010 and 2009.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding as of January 1, 2009	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(59,631)	26.42
Expired	(353,549)	19.25

Outstanding as of December 31, 2009	2,552,663	$20.64
Granted	—	—
Exercised	—	—
Forfeited
Expired	(22,526)	19.56

Outstanding as of June 30, 2010	2,530,137	$20.65

The stock options exercisable as of June 30, 2010 totaled 2,530,137 (June 30, 2009 — 2,613,446). There were no stock options exercised during the quarters and six-month periods ended June 30, 2010 and 2009. Thus, there was no intrinsic value of options exercised during the quarters and six month-periods ended June 30, 2010 and 2009.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2009 and 2010.
For the quarter ended June 30, 2010, there was no stock option expense recognized (June 30, 2009 — credit of $0.1 million, with an income tax expense of $51 thousand). For the six months ended June 30, 2010, there was no stock option expense recognized (June 30, 2009 — $27 thousand, with a tax benefit of $4 thousand).

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
The following table summarizes the restricted stock activity under the Incentive Plan for members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	248,339	$22.83
Granted	—	—
Vested	(104,791)	21.93
Forfeited	(5,036)	19.95

Non-vested as of December 31, 2009	138,512	$23.62
Granted	1,525,416	2.70
Vested	(163,993)	11.67
Forfeited	(176,490)	2.04

Non-vested as of June 30, 2010	1,323,445	$3.86

During the quarter ended June 30, 2010, 563,043 shares of restricted stock were awarded to management under the Incentive Plan, from which 360,527 shares of restricted stock were awarded to management consistent with the requirements of the TARP Interim Final Rule. During the six-month period ended June 30, 2010, 1,525,416 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,246,755 shares of restricted stock were awarded to management consistent with the requirements of the TARP Interim Final Rule. The shares of restricted stock, which were awarded to management consistent with the requirements of the TARP Interim Final Rule, were determined upon consideration of management’s execution of critical 2009 initiatives to manage the Corporation’s liquidity and capitalization, strategically reposition its United States operations, and improve management effectiveness and cost control. The shares will vest on the secondary anniversary of the grant date, and they may become payable in 25% increments as the Corporation repays each 25% portion of the aggregate financial assistance received under the United States Treasury Department’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. In addition, the grants are also subject to further performance criteria as the Corporation must achieve profitability for at least one fiscal year for awards to be payable. During the quarter and six-month period ended June 30, 2009, no shares of restricted stock were awarded to management under the Incentive Plan.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-

year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of June 30, 2010, 12,426 shares have been granted under this plan (June 30, 2009 — 33,700).
During the quarter ended June 30, 2010, the Corporation recognized a credit of $0.2 million of restricted stock related to management incentive awards, with an income tax expense of $56 thousand (June 30, 2009 — $0.6 million, with a tax benefit of $0.2 million). For the six-month period ended June 30, 2010, the Corporation recognized $0.1 million of restricted stock expense related to management incentive awards, with a tax benefit of $71 thousand (June 30, 2009 — $0.8 million, with a tax benefit of $0.3 million). The fair market value of the restricted stock vested was $2.5 million at grant date and $0.4 million at vesting date. This triggers a shortfall, net of windfalls, of $2.1 million that was recorded as an additional income tax expense at the applicable income tax rate, net of the deferred tax asset valuation allowance. During the quarter ended June 30, 2010, there was no performance share expense recognized (June 30, 2009 —$0.4 million, with a tax benefit of $99 thousand). During the six-month period ended June 30, 2010, the Corporation recognized $0.1 million of performance share expense, with a tax benefit of $60 thousand (June 30, 2009 — $0.2 million, with a tax benefit of $21 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of June 30, 2010 was $3.3 million and is expected to be recognized over a weighted-average period of 2 years.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	—	—
Granted	270,515	$2.62
Vested	(270,515)	2.62
Forfeited	—	—

Non-vested as of December 31, 2009	—	—
Granted	242,394	$3.00
Vested	(242,394)	3.00
Forfeited	—	—

Non-vested as of June 30, 2010	—	—

During the quarter ended June 30, 2010, the Corporation granted 207,261 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2009 — 151,612). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $60 thousand (June 30, 2009 — $0.1 million, with a tax benefit of $47 thousand). For the six-month period ended June 30, 2010, the Corporation granted 242,394 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2009 — 173,923). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (June 30, 2009 - $0.2 million, with a tax benefit of $94 thousand). The fair value at vesting date of the restricted stock vested during 2010 for directors was $0.7 million.

Note 27 — Income Taxes
The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2010	2009

Balance as of January 1	$41.8	$40.5
Additions for tax positions — January through March	0.4	1.0
Reduction as a result of settlements — January through March	(14.3)	(0.6)

Balance as of March 31	$27.9	$40.9
Additions for tax positions — April through June	0.2	1.3
Reduction for tax positions — April through June	(1.6)	—

Balance as of June 30	$26.5	$42.2

As of June 30, 2010, the related accrued interest approximated $7.1 million (June 30, 2009 - $6.3 million). Management determined that as of June 30, 2010 and 2009 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $32.1 million as of June 30, 2010 (June 30, 2009 — $46.8 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of June 30, 2010, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2005 and thereafter. During 2010, the U.S. Internal Revenue Service (“IRS”) completed an examination of the Corporation’s U.S. operations tax return for 2007, and as a result, the Corporation recognized a tax benefit of $14.3 million during the first quarter of 2010.
The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	June 30,	December 31,
(In thousands)	2010	2009

Deferred tax assets:
Tax credits available for carryforward	$8,687	$11,026
Net operating loss and donation carryforward available	924,410	843,968
Postretirement and pension benefits	104,890	103,979
Deferred loan origination fees	7,817	7,880
Allowance for loan losses	549,580	536,277
Deferred gains	13,462	14,040
Accelerated depreciation	2,372	2,418
Intercompany deferred gains	8,048	7,015
Other temporary differences	20,710	39,096

Total gross deferred tax assets	1,639,976	1,565,699

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	43,870	25,896
Deferred loan origination costs	8,795	9,708
Unrealized net gain on trading and available-for-sale securities	54,368	30,323
Other temporary differences	3,453	5,923

Total gross deferred tax liabilities	110,486	71,850

Gross deferred tax assets less liabilities	1,529,490	1,493,849
Less: Valuation allowance	1,182,114	1,129,882

Net deferred tax assets	$347,376	$363,967

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence; it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The analysis considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and tax-planning strategies.
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended June 30, 2010. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that the Corporation will not be able to realize the associated deferred tax assets in the future. As of June 30, 2010, the Corporation recorded a valuation allowance of $1.2 billion on the deferred tax asset of its U.S. operations. As of June 30, 2010, the Corporation’s deferred tax assets related to its Puerto Rico operations amounted to $366.8 million and the deferred tax liability, net of the valuation allowance, of its U.S. operations amounted to $19.4 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax asset and based on the weighting of all available evidence has concluded that it is more likely than not that such net deferred tax assets will be realized.
During the second quarter of 2010, a deferred tax asset of $1.33 billion and a deferred tax liability of $1.34 billion was recognized as a result of Westernbank FDIC-assisted transaction. The net amount is included as part of the deferred tax liability due to the differences between assigned values and the tax basis of the assets and liabilities recognized in the purchase business combination.

Note 28 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the six-month period are listed in the following table:

(In thousands)	June 30, 2010	June 30, 2009

Non-cash activities:
Loans transferred to other real estate	$77,919	$71,766
Loans transferred to other property	19,968	19,757

Total loans transferred to foreclosed assets	97,887	91,523
Transfers from loans held-in-portfolio to loans held-for-sale	23,159	29,332
Transfers from loans held-for-sale to loans held-in-portfolio	6,292	91,985
Loans securitized into investment securities [a]	411,063	759,532
Recognition of mortgage servicing rights on securitizations or asset transfers	7,809	13,661
Treasury stock retired	—	207,139
Conversion of preferred stock to common stock:
Preferred stock converted	(1,150,000)	—
Commons stock issued	1,341,667	—

[a]	Includes loans securitized into investment securities and subsequently sold before quarter end.

For the six months ended June 30, 2010 the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Westernbank FDIC-assisted transaction. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Corporation on April 30, 2010.
The cash received in the transaction, which amounted to $261 million, is presented in the investing activities section of the Consolidated Statement of Cash Flows as “Cash received from acquisition”.
Note 29 — Segment Reporting
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of June 30, 2010, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across business areas based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.
•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto and Popular Mortgage. Popular Auto focuses on auto and lease financing, while Popular Mortgage focuses principally in residential mortgage loan originations. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
•	Westernbank includes revenues and expenses related to the assets acquired, liabilities assumed and additional consideration paid to the FDIC as it relates to the FDIC-assisted transaction described in Note 2 to the consolidated financial statements. It also includes operating costs to run the branches and certain back-office operations during the two-month period ended June 30, 2010, as well as acquisition and integration costs.
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
As indicated in Note 1 to the consolidated financial statements, BPPR’s merchant acquiring business and TicketPop divisions were transferred to EVERTEC in connection with an internal corporate reorganization effected on June 30, 2010. For the quarter and six months ended June 30, 2010, the merchant acquiring business and TicketPop divisions continued to be evaluated and reported as part of the BPPR reportable segment.
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

The results of operations included in the tables below for the quarter ended June 30, 2009 exclude the results of operations of the discontinued business of PFH. Segment assets as of June 30, 2009 also exclude the assets of the discontinued operations.
2010
For the quarter ended June 30, 2010

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$232,140	$75,323	$(275)
Provision for loan losses	122,267	79,991
Non-interest income	169,880	15,926	65,402	$(37,427)
Amortization of intangibles	1,358	910	187
Depreciation expense	9,478	2,450	3,242
Other operating expenses	227,134	64,923	42,632	(37,516)
Income tax expense	16,248	798	7,284	37

Net income (loss)	$25,535	(57,823)	$11,782	$52

Segment Assets	$32,279,408	$9,857,865	$241,024	$(74,387)

For the quarter ended June 30, 2010

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$307,188	$(28,375)	$163	$278,976
Provision for loan losses	202,258			202,258
Non-interest income	213,781	5,197	(3,120)	215,858
Amortization of intangibles	2,455			2,455
Depreciation expense	15,170	198		15,368
Other operating expenses	297,173	14,781	(1,361)	310,593
Income tax expense (benefit)	24,367	(4,345)	(34)	19,988

Net loss	$(20,454)	$(33,812)	$(1,562)	$(55,828)

Segment Assets	$42,303,910	$5,051,934	$(4,912,192)	$42,443,652

For the six months ended June 30, 2010

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$451,503	$154,177	$(502)
Provision for loan losses	230,639	211,819
Non-interest income	280,597	32,485	127,599	$(74,877)
Amortization of intangibles	2,309	1,820	375
Depreciation expense	19,073	4,881	6,414
Other operating expenses	410,255	128,551	83,950	(74,971)
Income tax expense	17,263	1,584	14,397	39

Net income (loss)	$52,561	$(161,993)	$21,961	$55

For the six months ended June 30, 2010

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$605,178	$(57,610)	$325	$547,893
Provision for loan losses	442,458			442,458
Non-interest income	365,804	11,745	(3,825)	373,724
Amortization of intangibles	4,504			4,504
Depreciation expense	30,368	391		30,759
Other operating expenses	547,785	28,870	(2,589)	574,066
Income tax expense (benefit)	33,283	(22,751)	181	10,713

Net loss	$(87,416)	$(52,375)	$(1,092)	$(140,883)

2009 For the quarter ended June 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$216,906	$80,821	$(236)	—
Provision for loan losses	181,659	167,785	—	—
Non-interest income	185,433	5,726	70,482	$(36,866)
Amortization of intangibles	1,315	910	208	—
Depreciation expense	9,730	2,732	3,516	(4)
Other operating expenses	200,380	88,561	41,484	(36,700)
Income tax expense	2,425	788	6,953	(66)

Net income (loss)	$6,830	$(174,229)	$18,085	$(96)

Segment Assets	$24,248,498	$11,633,079	$260,222	$(47,848)

For the quarter ended June 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$297,491	$(14,698)	$267	$283,060
Provision for loan losses	349,444	—	—	349,444
Non-interest income	224,775	2,993	(1,929)	225,839
Amortization of intangibles	2,433	—	—	2,433
Depreciation expense	15,974	580	—	16,554
Other operating expenses	293,725	19,469	(1,536)	311,658
Income tax expense (benefit)	10,100	(4,645)	(62)	5,393

Net loss	$(149,410)	$(27,109)	$(64)	$(176,583)

Segment Assets	$36,093,951	$5,429,459	$(5,028,070)	$36,495,340

For the six months ended June 30, 2009

	Banco Popular de	Banco Popular		Intersegment
(In thousands)	Puerto Rico	North America	EVERTEC	Eliminations

Net interest income (expense)	$433,068	$157,341	$(481)	—
Provision for loan losses	332,993	388,980	—	—
Non-interest income	496,254	9,497	132,010	$(73,135)
Amortization of intangibles	2,599	1,821	419	—
Depreciation expense	19,885	5,579	6,995	(22)
Other operating expenses	387,863	166,408	84,084	(72,869)
Income tax (benefit) expense	(659)	(8,245)	12,065	(98)

Net income (loss)	$186,641	$(387,705)	$27,966	$(146)

For the six months ended June 30, 2009

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$589,928	$(34,915)	$533	$555,546
Provision for loan losses	721,973	—	—	721,973
Non-interest income (loss)	564,626	(602)	(3,454)	560,570
Amortization of intangibles	4,839	—	—	4,839
Depreciation expense	32,437	1,166	—	33,603
Other operating expenses	565,486	34,419	(3,505)	596,400
Income tax expense (benefit)	3,063	(24,818)	215	(21,540)

Net loss	$(173,244)	$(46,284)	$369	$(219,159)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2010
For the quarter ended June 30, 2010

			Other
	Commercial	Consumer and	Financial			Total Banco Popular
(In thousands)	Banking	Retail Banking	Services	Westernbank	Eliminations	de Puerto Rico

Net interest income	$67,835	$145,155	$2,391	$16,693	$66	$232,140
Provision for loan losses	77,546	44,721				122,267
Non-interest income	25,808	63,987	27,567	52,587	(69)	169,880
Amortization of intangibles	25	785	142	406		1,358
Depreciation expense	4,070	5,078	299	31		9,478
Other operating expenses	63,832	126,981	16,242	20,148	(69)	227,134
Income tax (benefit) expense	(19,390)	15,412	4,903	15,296	27	16,248

Net (loss) income	$(32,440)	$16,165	$8,372	$33,399	$39	$25,535

Segment Assets	$8,951,109	$17,073,124	$624,185	$8,863,625	$(3,232,635)	$32,279,408

For the six months ended June 30, 2010

			Other
	Commercial	Consumer and	Financial			Total Banco Popular
(In thousands)	Banking	Retail Banking	Services	Westernbank	Eliminations	de Puerto Rico

Net interest income	$138,897	$290,887	$4,894	$16,693	$132	$451,503
Provision for loan losses	150,717	79,922				230,639
Non-interest income	51,332	128,888	47,681	52,587	109	280,597
Amortization of intangibles	53	1,569	281	406		2,309
Depreciation expense	8,032	10,406	604	31		19,073
Other operating expenses	110,865	248,907	30,476	20,148	(141)	410,255
Income tax (benefit) expense	(34,202)	28,299	7,714	15,296	156	17,263

Net (loss) income	$(45,236)	$50,672	$13,500	$33,399	$226	$52,561

2009
For the quarter ended June 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$73,823	$139,947	$2,965	$171	$216,906
Provision for loan losses	122,606	59,053	—	—	181,659
Non-interest income	27,585	131,776	26,274	(202)	185,433
Amortization of intangibles	27	1,079	209	—	1,315
Depreciation expense	3,663	5,756	311	—	9,730
Other operating expenses	53,617	130,241	16,601	(79)	200,380
Income tax (benefit) expense	(31,664)	29,899	4,168	22	2,425

Net (loss) income	$(46,841)	$45,695	$7,950	$26	$6,830

Segment Assets	$10,158,302	$17,310,758	$669,492	$(3,890,054)	$24,248,498

For the six months ended June 30, 2009

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$148,318	$278,226	$6,185	$339	$433,068
Provision for loan losses	217,469	115,524	—	—	332,993
Non-interest income	104,627	344,807	47,264	(444)	496,254
Amortization of intangibles	103	2,111	385	—	2,599
Depreciation expense	8,733	10,509	643	—	19,885
Other operating expenses	103,572	253,436	30,988	(133)	387,863
Income tax (benefit) expense	(56,169)	48,426	7,067	17	(659)

Net (loss) income	$(20,763)	$193,027	$14,366	$11	$186,641

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2010
For the quarter ended June 30, 2010

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$74,664	$659		$75,323
Provision for loan losses	66,285	13,706		79,991
Non-interest income (loss)	20,882	(4,956)		15,926
Amortization of intangibles	910			910
Depreciation expense	2,174	276		2,450
Other operating expenses	63,347	1,576		64,923
Income tax expense	798			798

Net loss	$(37,968)	$(19,855)		$(57,823)

Segment Assets	$10,518,983	$494,622	$(1,155,740)	$9,857,865

For the six months ended June 30, 2010

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$152,040	$2,193	$(56)	$154,177
Provision for loan losses	185,991	25,828		211,819
Non-interest income (loss)	39,067	(6,582)		32,485
Amortization of intangibles	1,820			1,820
Depreciation expense	4,354	527		4,881
Other operating expenses	125,068	3,483		128,551
Income tax expense	1,584			1,584

Net loss	$(127,710)	$(34,227)	$(56)	$(161,993)

2009 For the quarter ended June 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$78,817	$1,702	$302	$80,821
Provision for loan losses	131,823	35,962	—	167,785
Non-interest income (loss)	17,934	(12,194)	(14)	5,726
Amortization of intangibles	910	—	—	910
Depreciation expense	2,437	295	—	2,732
Other operating expenses	83,324	5,235	2	88,561
Income tax expense	788	—	—	788

Net loss	$(122,531)	$(51,984)	$286	$(174,229)

Segment Assets	$12,188,040	$651,805	$(1,206,766)	$11,633,079

For the six months ended June 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$149,731	$6,971	$639	$157,341
Provision for loan losses	318,375	70,605	—	388,980
Non-interest income (loss)	26,803	(17,268)	(38)	9,497
Amortization of intangibles	1,821	—	—	1,821
Depreciation expense	4,972	607	—	5,579
Other operating expenses	153,268	13,138	2	166,408
Income tax benefit	(622)	(7,623)	—	(8,245)

Net loss	$(301,280)	$(87,024)	$599	$(387,705)

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:
INTERSEGMENT REVENUES*

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2010	2009	2010	2009

Banco Popular de Puerto Rico:
Commercial Banking	—	$1	$1	—
Consumer and Retail Banking	$2	2	3	—
Other Financial Services	(94)	(62)	(164)	$(130)
Banco Popular North America	5	8	11	19
EVERTEC	(37,340)	(36,815)	(74,728)	(73,024)

Total intersegment revenues from continuing operations	$(37,427)	$(36,866)	$(74,877)	$(73,135)

*   For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.
A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2010	2009	2010	2009

Revenues [1]
Puerto Rico	$378,499	$406,155	$687,079	$913,285
United States	87,334	69,915	176,972	128,998
Other	29,001	32,829	57,566	73,833

Total consolidated revenues from continuing operations	$494,834	$508,899	$921,617	$1,116,116

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, FDIC loss share income, fair value adjustment of equity appreciation instrument, and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009

Selected Balance Sheet Information: [1]
Puerto Rico
Total assets	$31,207,607	$22,480,832	$23,460,745
Loans	17,883,824	14,176,793	14,622,320
Deposits	18,784,350	16,634,123	16,896,704
Mainland United States
Total assets	$9,974,846	$11,033,114	$11,900,910
Loans	7,921,222	8,825,559	9,511,048
Deposits	7,250,120	8,242,604	8,880,892
Other
Total assets	$1,261,199	$1,222,379	$1,133,685
Loans	841,610	801,557	715,541
Deposits [2]	1,079,103	1,048,167	1,135,889

[1]	Does not include balance sheet information of the discontinued operations for the period ended June 30, 2009.

[2]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 30 — Subsequent Events
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to June 30, 2010. Such evaluation resulted in no adjustments to the consolidated financial statements for the quarter and six months ended June 30, 2010.
As expressed in Note 16 to the consolidated financial statements, in July 2010, the Corporation prepaid $2 billion of the outstanding balance of the Note payable issued to the FDIC as part of the Westernbank FDIC-assisted transaction. Also, in July 2010, the Corporation repurchased $175 million in term notes, which had a contractual maturity of September 2011.
Note 31 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of June 30, 2010, December 31, 2009 and June 30, 2009, and the results of their operations and cash flows for periods ended June 30, 2010 and 2009.
PIBI is an operating subsidiary of PIHC and, as of June 30, 2010, is the holding company of its wholly-owned subsidiaries: Popular Insurance V.I., Inc., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, and PNA. Prior to the internal reorganization discussed in Note 1 to the consolidated financial statements that was effected in June 2010, ATH Costa Rica S.A., and T.I.I. Smart Solutions Inc. were also wholly-owned subsidiaries of PIBI.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	Equity One, Inc.; and

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of June 30, 2010, BPPR could have declared a dividend of approximately $96 million (June 30, 2009 — $77 million) without the approval of the Federal Reserve Board. As of December 31, 2009, BPPR was required to obtain the approval of the Federal Reserve Board to declare a dividend. As of June 30, 2010, December 31, 2009 and June 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2009 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$825	$295	$735	$744,990	$(2,076)	$744,769
Money market investments	51	5,903	299	2,444,104	(6,148)	2,444,209
Trading account securities, at fair value				401,543		401,543
Investment securities available-for-sale, at fair value		3,373		6,479,276	(1,462)	6,481,187
Investment securities held-to-maturity, at amortized cost	395,797	1,000		182,619	(370,000)	209,416
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	137,219		152,562
Investment in subsidiaries	3,809,398	812,321	1,269,857		(5,891,576)
Loans held-for-sale measured at lower of cost or fair value				101,251		101,251

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with FDIC	366,632			22,570,367	(360,700)	22,576,299
Loans covered under loss sharing agreements with FDIC				4,079,017		4,079,017
Less – Unearned income				109,911		109,911
Allowance for loan losses	60			1,276,956		1,277,016

Total loans held-in-portfolio, net	366,572			25,262,517	(360,700)	25,268,389

FDIC loss share indemnification asset				3,345,896		3,345,896
Premises and equipment, net	3,166		123	570,652		573,941
Other real estate not covered under loss sharing agreements with the FDIC				142,372		142,372
Other real estate covered under loss sharing agreements with the FDIC				76,331		76,331
Accrued income receivable	131	5	111	151,039	(41)	151,245
Servicing assets				174,170		174,170
Other assets	44,262	77,812	17,984	1,300,436	(38,422)	1,402,072
Goodwill				710,579		710,579
Other intangible assets	554			63,166		63,720

Total assets	$4,631,606	$900,710	$1,293,601	$42,288,160	$(6,670,425)	$42,443,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,795,414	$(2,076)	$4,793,338
Interest bearing				22,326,383	(6,148)	22,320,235

Total deposits				27,121,797	(8,224)	27,113,573
Federal funds purchased and assets sold under agreements to repurchase				2,307,194		2,307,194
Other short-term borrowings	$1,500		$20,000	340,463	(360,700)	1,263
Notes payable at cost	999,698		429,983	6,807,720		8,237,401
Subordinated notes				370,000	(370,000)
Other liabilities	26,960	$1,838	43,955	1,148,222	(40,202)	1,180,773

Total liabilities	1,028,158	1,838	493,938	38,095,396	(779,126)	38,840,204

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	10,229	3,961	2	53,351	(57,314)	10,229
Surplus	4,085,901	3,666,984	3,566,208	5,485,877	(12,710,541)	4,094,429
Accumulated deficit	(616,774)	(2,764,377)	(2,797,501)	(1,456,719)	7,010,069	(625,302)
Treasury stock, at cost	(518)					(518)
Accumulated other comprehensive income (loss), net of tax	74,450	(7,696)	30,954	110,255	(133,513)	74,450

Total stockholders’ equity	3,603,448	898,872	799,663	4,192,764	(5,891,299)	3,603,448

Total liabilities and stockholders’ equity	$4,631,606	$900,710	$1,293,601	$42,288,160	$(6,670,425)	$42,443,652

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,174	$300	$738	$677,606	$(2,488)	$677,330
Money market investments	51	56,144	238	1,002,702	(56,338)	1,002,797
Trading account securities, at fair value				462,436		462,436
Investment securities available-for-sale, at fair value		2,448		6,694,053	(1,787)	6,694,714
Investment securities held-to-maturity, at amortized cost	455,777	1,250		185,935	(430,000)	212,962
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,806		164,149
Investment in subsidiaries	3,046,342	733,737	1,156,680		(4,936,759)
Loans held-for-sale measured at lower of cost or fair value				90,796		90,796

Loans held-in-portfolio	109,632			23,844,455	(126,824)	23,827,263
Less — Unearned income				114,150		114,150
Allowance for loan losses	60			1,261,144		1,261,204

Total loans held-in-portfolio, net	109,572			22,469,161	(126,824)	22,451,909

Premises and equipment, net	2,907		125	581,821		584,853
Other real estate	74			125,409		125,483
Accrued income receivable	120	127	132	125,857	(156)	126,080
Servicing assets				172,505		172,505
Other assets	33,828	73,308	21,162	1,242,099	(48,238)	1,322,159
Goodwill				604,349		604,349
Other intangible assets	554			43,249		43,803

Total assets	$3,661,249	$867,315	$1,183,567	$34,626,784	$(5,602,590)	$34,736,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,497,730	$(2,429)	$4,495,301
Interest bearing				21,485,931	(56,338)	21,429,593

Total deposits				25,983,661	(58,767)	25,924,894
Assets sold under agreements to repurchase				2,632,790		2,632,790
Other short-term borrowings	$24,225		$700	107,226	(124,825)	7,326
Notes payable at cost	1,064,462		433,846	1,152,324	(2,000)	2,648,632
Subordinated notes				430,000	(430,000)
Other liabilities	33,745	$40	45,547	954,525	(49,991)	983,866

Total liabilities	1,122,432	40	480,093	31,260,526	(665,583)	32,197,508

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,797,328	3,437,437	3,321,208	4,637,181	(11,388,916)	2,804,238
Accumulated deficit	(285,842)	(2,541,802)	(2,627,520)	(1,329,311)	6,491,723	(292,752)
Treasury stock, at cost	(15)					(15)
Accumulated other comprehensive (loss) income, net of tax	(29,209)	(32,321)	9,784	6,066	16,471	(29,209)

Total stockholders’ equity	2,538,817	867,275	703,474	3,366,258	(4,937,007)	2,538,817

Total liabilities and stockholders’ equity	$3,661,249	$867,315	$1,183,567	$34,626,784	$(5,602,590)	$34,736,325

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,341	$175	$382	$662,124	$(2,170)	$661,852
Money market investments	11,729	47,185	308	951,611	(59,186)	951,647
Trading account securities, at fair value				487,182		487,182
Investment securities available-for-sale, at fair value	197,125	3,115		7,046,219		7,246,459
Investment securities held-to-maturity, at amortized cost	455,794	1,250		293,017	(430,000)	320,061
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	188,105		214,923
Investment in subsidiaries	2,915,614	577,113	1,238,697		(4,731,424)
Loans held-for-sale measured at lower of cost or fair value				242,847		242,847

Loans held-in-portfolio	53,225		4,300	24,732,416	(72,620)	24,717,321
Less – Unearned income				111,259		111,259
Allowance for loan losses	60			1,146,179		1,146,239

Total loans held-in-portfolio	53,165		4,300	23,474,978	(72,620)	23,459,823

Premises and equipment, net	17,936		127	596,303		614,366
Other real estate	74			105,479		105,553
Accrued income receivable	981	144	311	134,710	(168)	135,978
Servicing assets				184,189		184,189
Other assets	91,245	67,255	18,832	1,069,808	(32,291)	1,214,849
Goodwill				607,164		607,164
Other intangible assets	554			47,893		48,447
Assets from discontinued operations				3,452		3,452

Total assets	$3,759,983	$696,238	$1,275,349	$36,095,081	$(5,327,859)	$36,498,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,410,977	$(2,112)	$4,408,865
Interest bearing				22,552,078	(47,458)	22,504,620

Total deposits				26,963,055	(49,570)	26,913,485
Federal funds purchased and assets sold under agreements to repurchase				2,953,406	(11,728)	2,941,678
Other short-term borrowings	$24,520			47,925	(70,620)	1,825
Notes payable at cost	793,300		$692,092	1,160,330	(2,000)	2,643,722
Subordinated notes				430,000	(430,000)
Other liabilities	42,462	$97	42,086	1,032,409	(32,599)	1,084,455
Liabilities from discontinued operations				13,926		13,926

Total liabilities	860,282	97	734,178	32,601,051	(596,517)	33,599,091

Stockholders’ equity:
Preferred stock	1,487,000					1,487,000
Common stock	2,820	3,961	2	52,322	(56,285)	2,820
Surplus	2,176,963	2,966,193	2,849,964	4,365,510	(10,172,873)	2,185,757
Accumulated deficit	(650,371)	(2,223,211)	(2,302,924)	(855,291)	5,372,632	(659,165)
Treasury stock, at cost	(11)					(11)
Accumulated other comprehensive loss, net of tax	(116,700)	(50,802)	(5,871)	(68,511)	125,184	(116,700)

Total stockholders’ equity	2,899,701	696,141	541,171	3,494,030	(4,731,342)	2,899,701

Total liabilities and stockholders’ equity	$3,759,983	$696,238	$1,275,349	$36,095,081	$(5,327,859)	$36,498,792

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Loans	$2,141			$385,093	$(1,920)	$385,314
Money market investments	50	$10	$1	1,893	(61)	1,893
Investment securities	6,274	8	80	62,401	(5,848)	62,915
Trading account securities				6,599		6,599

Total interest and dividend income	8,465	18	81	455,986	(7,829)	456,721

INTEREST EXPENSE:
Deposits				90,625	(10)	90,615
Short-term borrowings	10		91	17,423	(1,972)	15,552
Long-term debt	29,511		7,650	40,427	(6,010)	71,578

Total interest expense	29,521		7,741	148,475	(7,992)	177,745

Net interest (loss) income	(21,056)	18	(7,660)	307,511	163	278,976
Provision for loan losses				202,258		202,258

Net interest (loss) income after provision for loan losses	(21,056)	18	(7,660)	105,253	163	76,718
Service charges on deposit accounts				50,679		50,679
Other service fees				105,770	(2,045)	103,725
Net gain on sale and valuation adjustments of investment securities				397		397
Trading account profit				2,464		2,464
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(9,311)		(9,311)
FDIC loss share income				23,334		23,334
Fair value adjustment of equity appreciation instrument				24,394		24,394
Other operating (loss) income	(693)	4,997	(248)	17,194	(1,074)	20,176

Total non-interest (loss) income	(693)	4,997	(248)	214,921	(3,119)	215,858

OPERATING EXPENSES:
Personnel costs:
Salaries	5,529	105		103,800	(310)	109,124
Pension and other benefits	817	15		28,076		28,908

Total personnel costs	6,346	120		131,876	(310)	138,032
Net occupancy expenses	757	11		28,290		29,058
Equipment expenses	740			24,606		25,346
Other taxes	457			12,002		12,459
Professional fees	3,583	3	3	31,259	(623)	34,225
Communications	112	5	5	11,220		11,342
Business promotion	269			9,935		10,204
Printing and supplies	23			2,630		2,653
FDIC deposit insurance				17,393		17,393
Other operating expenses	(12,155)	(99)	108	57,823	(428)	45,249
Amortization of intangibles				2,455		2,455

Total operating expenses	132	40	116	329,489	(1,361)	328,416

(Loss) income before income tax and equity in losses of subsidiaries	(21,881)	4,975	(8,024)	(9,315)	(1,595)	(35,840)
Income tax (benefit) expense	(1,616)	1,791		19,846	(33)	19,988

(Loss) income before equity in losses of subsidiaries	(20,265)	3,184	(8,024)	(29,161)	(1,562)	(55,828)
Equity in undistributed losses of subsidiaries	(35,563)	(66,736)	(59,613)		161,912

NET LOSS	$(55,828)	$(63,552)	$(67,637)	$(29,161)	$160,350	$(55,828)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$33,000				$(33,000)
Loans	4,203		$32	$382,015	(4,006)	$382,244
Money market investments	16	$296	30	2,381	(342)	2,381
Investment securities	10,595	13	224	72,002	(7,016)	75,818
Trading account securities				10,603		10,603

Total interest and dividend income	47,814	309	286	467,001	(44,364)	471,046

INTEREST EXPENSE:
Deposits				128,776	(324)	128,452
Short-term borrowings	27		(14)	20,624	(4,006)	16,631
Long-term debt	13,136		17,412	19,656	(7,301)	42,903

Total interest expense	13,163		17,398	169,056	(11,631)	187,986

Net interest income (loss)	34,651	309	(17,112)	297,945	(32,733)	283,060
Provision for loan losses				349,444		349,444

Net interest income (loss) after provision for loan losses	34,651	309	(17,112)	(51,499)	(32,733)	(66,384)
Service charges on deposit accounts				53,463		53,463
Other service fees				103,983	(1,546)	102,437
Net gain on sale and valuation adjustments of investment securities	950			52,755		53,705
Trading account profit				16,839		16,839
Loss on sale of loans and valuation adjustments on loans held-for-sale				(13,453)		(13,453)
Other operating income (loss)	675	4,791	(3,091)	10,855	(382)	12,848

Total non-interest income (loss)	1,625	4,791	(3,091)	224,442	(1,928)	225,839

OPERATING EXPENSES:
Personnel costs:
Salaries	6,464	97		100,518		107,079
Pension, profit sharing and other benefits	1,891	15		27,221		29,127

Total personnel costs	8,355	112		127,739		136,206
Net occupancy expenses	634	7	1	25,382		26,024
Equipment expenses	814		1	24,387		25,202
Other taxes	1,011			12,073		13,084
Professional fees	3,824	4	(61)	24,423	(1,142)	27,048
Communications	124	5	8	12,249		12,386
Business promotion	269			9,677		9,946
Printing and supplies	27			2,990		3,017
FDIC deposit insurance				36,331		36,331
Other operating expenses	(10,517)	(100)	111	49,868	(394)	38,968
Amortization of intangibles				2,433		2,433

Total operating expenses	4,541	28	60	327,552	(1,536)	330,645

Income (loss) before income tax and equity in losses of subsidiaries	31,735	5,072	(20,263)	(154,609)	(33,125)	(171,190)
Income tax (benefit) expense	(1,483)	14	1,984	4,940	(62)	5,393

Income (loss) before equity in losses of subsidiaries	33,218	5,058	(22,247)	(159,549)	(33,063)	(176,583)
Equity in undistributed losses of subsidiaries	(209,801)	(190,825)	(176,929)		577,555

Loss from continuing operations	(176,583)	(185,767)	(199,176)	(159,549)	544,492	(176,583)
Loss from discontinued operations, net of income tax				(6,599)		(6,599)
Equity in undistributed losses of discontinued operations	(6,599)	(6,599)	(6,599)		19,797

NET LOSS	$(183,182)	$(192,366)	$(205,775)	$(166,148)	$564,289	$(183,182)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$87,400	$7,500			$(94,900)
Loans	3,084			$739,601	(2,722)	$739,963
Money market investments	50	222	$1	2,935	(273)	2,935
Investment securities	13,440	17	161	126,913	(12,690)	127,841
Trading account securities				13,177		13,177

Total interest and dividend income	103,974	7,739	162	882,626	(110,585)	883,916

INTEREST EXPENSE:
Deposits				183,811	(222)	183,589
Short-term borrowings	38		122	33,409	(2,758)	30,811
Long-term debt	59,746		15,325	59,582	(13,030)	121,623

Total interest expense	59,784		15,447	276,802	(16,010)	336,023

Net interest income (loss)	44,190	7,739	(15,285)	605,824	(94,575)	547,893
Provision for loan losses				442,458		442,458

Net interest income (loss) after provision for loan losses	44,190	7,739	(15,285)	163,366	(94,575)	105,435
Service charges on deposit accounts				101,257		101,257
Other service fees				207,648	(2,603)	205,045
Net gain on sale and valuation adjustments of investment securities				478		478
Trading account profit				2,241		2,241
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(21,533)		(21,533)
FDIC loss share income				23,334		23,334
Fair value adjustment of equity appreciation instrument				24,394		24,394
Other operating income (loss)	1,216	11,561	(1,474)	28,427	(1,222)	38,508

Total non-interest income (loss)	1,216	11,561	(1,474)	366,246	(3,825)	373,724

OPERATING EXPENSES:
Personnel costs:
Salaries	10,963	191		194,224	(381)	204,997
Pension and other benefits	1,570	28		52,387	(18)	53,967

Total personnel costs	12,533	219		246,611	(399)	258,964
Net occupancy expenses	1,407	18	1	56,508		57,934
Equipment expenses	1,440			47,359		48,799
Other taxes	824			23,939		24,763
Professional fees	6,952	7	6	55,549	(1,240)	61,274
Communications	233	11	5	21,865		22,114
Business promotion	442			18,057		18,499
Printing and supplies	40			4,982		5,022
FDIC deposit insurance				32,711		32,711
Other operating expenses	(23,088)	(199)	216	98,766	(950)	74,745
Amortization of intangibles				4,504		4,504

Total operating expenses	783	56	228	610,851	(2,589)	609,329

Income (loss) before income tax and equity in losses of subsidiaries	44,623	19,244	(16,987)	(81,239)	(95,811)	(130,170)
Income tax (benefit) expense	(1,639)	1,801		10,369	182	10,713

Income (loss) before equity in losses of subsidiaries	46,262	17,443	(16,987)	(91,608)	(95,993)	(140,883)
Equity in undistributed losses of subsidiaries	(187,145)	(176,118)	(152,994)		516,257

NET LOSS	$(140,883)	$(158,675)	$(169,981)	$(91,608)	$420,264	$(140,883)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$73,625				$(73,625)
Loans	5,761		$39	$783,546	(5,334)	$784,012
Money market investments	91	$592	2,156	5,515	(2,840)	5,514
Investment securities	21,474	48	447	141,363	(14,031)	149,301
Trading account securities				21,411		21,411

Total interest and dividend income	100,951	640	2,642	951,835	(95,830)	960,238

INTEREST EXPENSE:
Deposits				279,235	(2,744)	276,491
Short-term borrowings	97		27	42,604	(5,394)	37,334
Long-term debt	25,950		40,356	39,162	(14,601)	90,867

Total interest expense	26,047		40,383	361,001	(22,739)	404,692

Net interest income (loss)	74,904	640	(37,741)	590,834	(73,091)	555,546
Provision for loan losses				721,973		721,973

Net interest income (loss) after provision for loan losses	74,904	640	(37,741)	(131,139)	(73,091)	(166,427)
Service charges on deposit accounts				107,204		107,204
Other service fees				203,304	(2,334)	200,970
Net gain (loss) on sale and valuation adjustments of investment securities	950	(6,589)		235,490		229,851
Trading account profit				23,662		23,662
Loss on sale of loans and valuation adjustments on loans held-for-sale				(27,266)		(27,266)
Other operating income (loss)	683	8,359	(3,499)	21,726	(1,120)	26,149

Total non-interest income (loss)	1,633	1,770	(3,499)	564,120	(3,454)	560,570

OPERATING EXPENSES:
Personnel costs:
Salaries	11,712	189		200,501		212,402
Pension, profit sharing and other benefits	4,295	35		64,765		69,095

Total personnel costs	16,007	224		265,266		281,497
Net occupancy expenses	1,288	15	2	51,160		52,465
Equipment expenses	1,574		3	49,729		51,306
Other taxes	1,843			24,417		26,260
Professional fees	6,991	7	(61)	47,679	(2,667)	51,949
Communications	216	9	13	23,975		24,213
Business promotion	506			17,350		17,856
Printing and supplies	35			5,772		5,807
FDIC deposit insurance				45,448		45,448
Other operating expenses	(23,455)	(200)	18	97,677	(838)	73,202
Amortization of intangibles				4,839		4,839

Total operating expenses	5,005	55	(25)	633,312	(3,505)	634,842

Income (loss) before income tax and equity in losses of subsidiaries	71,532	2,355	(41,215)	(200,331)	(73,040)	(240,699)
Income tax (benefit) expense	(1,226)	29	356	(20,914)	215	(21,540)

Income (loss) before equity in losses of subsidiaries	72,758	2,326	(41,571)	(179,417)	(73,255)	(219,159)
Equity in undistributed losses of subsidiaries	(291,917)	(411,819)	(379,390)		1,083,126

Loss from continuing operations	(219,159)	(409,493)	(420,961)	(179,417)	1,009,871	(219,159)
Loss from discontinued operations, net of income tax				(16,545)		(16,545)
Equity in undistributed losses of discontinued operations	(16,545)	(16,545)	(16,545)		49,635

NET LOSS	$(235,704)	$(426,038)	$(437,506)	$(195,962)	$1,059,506	$(235,704)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(140,883)	$(158,675)	$(169,981)	$(91,608)	$420,264	$(140,883)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	187,145	176,118	152,994		(516,257)
Depreciation and amortization of premises and equipment	389		2	30,368		30,759
Provision for loan losses				442,458		442,458
Amortization of intangibles				4,504		4,504
Fair value adjustment of mortgage servicing rights				9,577		9,577
Net amortization of premiums (accretion of discounts)	10,216		138	(28,668)	(325)	(18,639)
Net gain on sale and valuation adjustment of investment securities				(478)		(478)
Fair value change in equity appreciation instrument				(24,394)		(24,394)
FDIC loss share income				(23,334)		(23,334)
Net loss (gain) on disposition of premises and equipment	23			(2,094)		(2,071)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				21,533		21,533
Net amortization of deferred loan origination fees and costs				2,140		2,140
(Earnings) losses from investments under the equity method	(1,216)	(11,561)	1,474	(2,355)	(855)	(14,513)
Net loss on sale and subsequent write-downs on foreclosed assets				8,429		8,429
Deferred income taxes, net of valuation	(222)			(15,711)	181	(15,752)
Net disbursements on loans held-for-sale				(312,489)		(312,489)
Acquisitions of loans held-for-sale				(133,798)		(133,798)
Proceeds from sale of loans held-for-sale				35,867		35,867
Net decrease in trading securities				396,940		396,940
Net (increase) decrease in accrued income receivable	(11)	122	21	10,712	(115)	10,729
Net (increase) decrease in other assets	(8,995)	5,602	1,703	33,768	(9,143)	22,935
Net increase (decrease) in interest payable	522		(54)	(18,149)	115	(17,566)
Net increase in postretirement benefit obligation				1,627		1,627
Net (decrease) increase in other liabilities	(7,234)	1,798	(1,539)	6,611	9,676	9,312

Total adjustments	180,617	172,079	154,739	443,064	(516,723)	433,776

Net cash provided by (used in) operating activities	39,734	13,404	(15,242)	351,456	(96,459)	292,893

Cash flows from investing activities:
Net decrease (increase) in money market investments		50,241	(61)	(1,344,605)	(50,189)	(1,344,614)
Purchases of investment securities:
Available-for-sale				(542,506)		(542,506)
Held-to-maturity	(26,927)			(10,204)		(37,131)
Other				(13,076)		(13,076)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				818,380		818,380
Held-to-maturity	86,928	250		13,538	(60,000)	40,716
Other				83,272		83,272
Proceeds from sale of investment securities available-for- sale				19,484		19,484
Net (disbursements) repayments on loans	(257,000)			1,047,971	233,875	1,024,846
Proceeds from sale of loans				10,878		10,878
Acquisition of loan portfolios				(87,471)		(87,471)
Capital contribution to subsidiary	(845,000)	(245,000)	(245,000)		1,335,000
Cash received from acquisitions				261,311		261,311
Mortgage servicing rights purchased				(364)		(364)
Acquisition of premises and equipment	(826)			(26,335)		(27,161)
Proceeds from sale of premises and equipment	156			9,470		9,626
Proceeds from sale of foreclosed assets	74			68,984		69,058

Net cash (used in) provided by investing activities	(1,042,595)	(194,509)	(245,061)	308,727	1,458,686	285,248

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(1,252,761)	50,542	(1,202,219)
Net decrease in assets sold under agreements to repurchase				(325,596)		(325,596)
Net (decrease) increase in other short-term borrowings	(22,725)		19,300	233,237	(235,875)	(6,063)
Payments of notes payable and subordinated notes	(75,000)		(4,000)	(172,780)	62,000	(189,780)
Proceeds from issuance of notes payable				111,101		111,101
Net proceeds from issuance of depository shares	1,100,740				1,618	1,102,358
Dividends paid to parent company		(63,900)		(31,000)	94,900
Treasury stock acquired	(503)					(503)
Capital contribution from parent		245,000	245,000	845,000	(1,335,000)

Net cash provided by (used in) financing activities	1,002,512	181,100	260,300	(592,799)	(1,361,815)	(510,702)

Net (decrease) increase in cash and due from banks	(349)	(5)	(3)	67,384	412	67,439
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$825	$295	$735	$744,990	$(2,076)	$744,769

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(235,704)	$(426,038)	$(437,506)	$(195,962)	$1,059,506	$(235,704)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	308,462	428,364	395,935		(1,132,761)
Depreciation and amortization of premises and equipment	1,164		2	32,437		33,603
Provision for loan losses				721,973		721,973
Amortization of intangibles				4,839		4,839
Fair value adjustment of mortgage servicing rights				10,505		10,505
Net amortization of premiums (accretion of discounts)	319			7,807		8,126
Net (gain) loss on sale and valuation adjustment of investment securities	(950)	6,589		(235,490)		(229,851)
Gains from changes in fair value related to instruments measured at fair value pursuant to fair value option				(1,141)		(1,141)
Net loss (gain) on disposition of premises and equipment	2,959			(1,188)		1,771
Net loss on sale of loans and valuation adjustments on loans held-for-sale				32,472		32,472
Net amortization of deferred loan origination fees and costs				4,374		4,374
(Earnings) losses from investments under the equity method	(683)	(8,359)	3,499	33	(870)	(6,380)
Net loss on sale and subsequent write-downs on foreclosed assets				8,585		8,585
Stock options expense	47			(2)		45
Deferred income taxes, net of valuation	(1,669)		1,576	(74,105)	215	(73,983)
Net disbursements on loans held-for-sale				(685,500)		(685,500)
Acquisitions of loans held-for-sale				(209,814)		(209,814)
Proceeds from sale of loans held-for-sale				43,875		43,875
Net decrease in trading securities				911,066		911,066
Net (increase) decrease in accrued income receivable	(1,076)	330	1,550	20,677	(1,928)	19,553
Net decrease (increase) in other assets	6,952	5,791	(799)	79,886	(45,612)	46,218
Net increase (decrease) in interest payable	383		(5,228)	(27,216)	1,928	(30,133)
Net increase in postretirement benefit obligation				2,404		2,404
Net (decrease) increase in other liabilities	(242)	(20)	(20,375)	35,754	45,938	61,055

Total adjustments	315,666	432,695	376,160	682,231	(1,133,090)	673,662

Net cash provided by (used in) operating activities	79,962	6,657	(61,346)	486,269	(73,584)	437,958

Cash flows from investing activities:
Net decrease (increase) in money market investments	77,965	(6,571)	449,938	(157,090)	(521,235)	(156,993)
Purchases of investment securities:
Available-for-sale	(249,603)			(3,713,375)		(3,962,978)
Held-to-maturity	(25,770)			(2,558)		(28,328)
Other				(22,243)		(22,243)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	9,704			837,240		846,944
Held-to-maturity	1,500			1,633		3,133
Other				24,988		24,988
Proceeds from sale of investment securities available-for- sale	175,692			3,571,875		3,747,567
Proceeds from sale of other investment securities				44,425		44,425
Net repayments on loans	773,986		8,500	684,285	(796,000)	670,771
Proceeds from sale of loans				304,468		304,468
Acquisition of loan portfolios				(18,260)		(18,260)
Capital contribution to subsidiary	(665,000)	(665,000)	(315,000)		1,645,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(727)		(727)
Acquisition of premises and equipment	(156)			(37,585)		(37,741)
Proceeds from sale of premises and equipment	153			8,647		8,800
Proceeds from sale of foreclosed assets	47			76,287		76,334

Net cash provided by (used in) investing activities	55,547	(671,571)	186,409	1,602,010	327,765	1,500,160

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(1,075,560)	441,838	(633,722)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(44,471)			(643,411)	77,952	(609,930)
Net decrease in other short-term borrowings	(18,248)		(500)	(780,361)	796,000	(3,109)
Payments of notes payable			(797,880)	(6,192)		(804,072)
Proceeds from issuance of notes payable			1,031	60,000		61,031
Dividends paid to parent company				(73,625)	73,625
Dividends paid	(71,438)					(71,438)
Treasury stock acquired	(13)					(13)
Capital contribution from parent		665,000	665,000	315,000	(1,645,000)

Net cash (used in) provided by financing activities	(134,170)	665,000	(132,349)	(2,204,149)	(255,585)	(2,061,253)

Net increase (decrease) in cash and due from banks	1,339	86	(7,286)	(115,870)	(1,404)	(123,135)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$1,341	$175	$382	$662,124	$(2,170)	$661,852

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
OVERVIEW
The Corporation is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation, through its subsidiary EVERTEC, provides transaction processing services throughout the Caribbean and Latin America, as well as internally services many of Popular’s subsidiaries’ system infrastructures and transactional processing businesses. The Overview section that follows provides a description of two significant transactions that impacted or will impact the Corporation’s current and future operations, namely the Westernbank FDIC-assisted transaction and the agreement to sell 51% of EVERTEC business group.
The Corporation reported a net loss of $55.8 million for the quarter ended June 30, 2010, compared with a net loss of $183.2 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the Corporation’s net loss totaled $140.9 million, compared to a net loss of $235.7 million for the same period in 2009. Table A provides selected financial data and performance indicators for the quarters ended June 30, 2010 and 2009.
Significant Events for the Second Quarter of 2010:
•	During the second quarter of 2010, the Corporation completed the issuance of $1.15 billion of capital through the sale and subsequent conversion of depositary shares representing interests in shares of contingent convertible perpetual non-cumulative preferred stock into common stock. This transaction resulted in the issuance of over 383 million additional shares of common stock in May 2010 upon conversion. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. This transaction further strengthened the Corporation’s capital base to facilitate the FDIC-assisted transaction of Westernbank.

•	On April 30, 2010, BPPR acquired certain assets and assumed certain liabilities of Westernbank Puerto Rico from the Federal Deposit Insurance Corporation (“FDIC”) (herein the “Westernbank FDIC-assisted transaction”). As a result of the Westernbank FDIC-assisted transaction, the Corporation’s total assets as of April 30, 2010 increased by $8.4 billion, principally consisting of a loan portfolio with an estimated fair value of $4.3 billion ($8.6 billion unpaid principal balance prior to purchase accounting adjustments) and a $3.3 billion FDIC loss share indemnification asset. Liabilities with a fair value of approximately $8.4 billion were recognized at the acquisition date, including $2.4 billion of assumed deposits, a $5.8 billion five-year promissory note issued to the FDIC at a fixed annual interest rate of 2.50% and an equity appreciation instrument issued to the FDIC with an estimated fair value of $52.5 million as of April 30, 2010. The indemnification asset represents the portion of estimated losses covered by loss sharing agreements between BPPR and the FDIC. The loss sharing agreements afford the Corporation significant protection against future losses in the acquired loan and other real estate portfolio. The Corporation recorded goodwill of $106 million as part of the transaction. Refer to the Westernbank FDIC-assisted transaction section in this MD&A and Notes 2, 3 and 10 to the consolidated financial statements for additional information on the transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.

•	The Corporation entered into an agreement, dated as of June 30, 2010, as amended as of August 5, 2010 and August 8, 2010, to sell a 51% interest in Popular’s transaction processing and technology business, including EVERTEC, and the merchant acquiring business of BPPR. The expected after-tax book gain on the sale is estimated at $600 million. The net cash proceeds to be received by Popular after paying for transaction costs and taxes are estimated at approximately $600 million. As indicated in Note 1 to the accompanying financial statements, as a condition to closing, EVERTEC must transfer its operations in Venezuela to another one of the Corporation's subsidiaries for an amount equal to the net book value of the Venezuela operations and the transaction consideration will be reduced by an amount that the Corporation's management currently expects to approximate $32 million, which is considered in the estimated gain and net cash proceeds previously disclosed. The closing of the EVERTEC transaction is currently expected to be completed in the third quarter of 2010 and is subject to various conditions and regulatory approvals. The EVERTEC transaction will further boost the Corporation’s capital and will complete the Corporation’s capital plan.
Reconciliation of loss per common share:
The following table provides a reconciliation of loss per common share for the quarters and six months ended June 30, 2010 and June 30, 2009:

	Quarter ended		Six months ended
(In thousands, except per share information)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss from continuing operations	$(55,828)	$(176,583)	$(140,883)	$(219,159)
Net loss from discontinued operations	—	(6,599)	—	(16,545)
Preferred stock dividends	—	(22,915)	—	(45,831)
Deemed dividend on preferred stock	(191,667)	—	(191,667)	—
Preferred stock discount accretion	—	(1,713)	—	(3,475)

Net loss applicable to common stock	$(247,495)	$(207,810)	$(332,550)	$(285,010)

Average common shares outstanding	853,010,208	281,888,394	746,598,082	281,861,563
Average potential common shares	—	—	—	—

Average common shares outstanding — assuming dilution	853,010,208	281,888,394	746,598,082	281,861,563

Basic and diluted loss per common share from continuing operations	$(0.29)	$(0.71)	$(0.45)	$(0.95)
Basic and diluted loss per common share from discontinued operations	—	$(0.03)	—	$(0.06)

Total basic and diluted loss per common share	$(0.29)	$(0.74)	$(0.45)	$(1.01)

As indicated earlier, depositary shares representing an interest in contingent convertible perpetual non-cumulative preferred stock, Series D (the “Preferred Stock”) were converted into common stock upon shareholder approval of a charter amendment to increase the Corporation’s authorized shares of common stock in May 2010. This approval triggered the conversion of the Preferred Stock into approximately 383 million shares of common stock. Accordingly, the conversion resulted in a non-cash beneficial conversion of $191.7 million, representing the intrinsic value between the conversion rate of $3.00 and the common stock closing price of $3.50 on April 13, 2010, the date the Preferred Stock was offered. The conversion was recorded as a deemed dividend to the preferred shareholders reducing retained earnings (with no impact in consolidated net income or loss), with a corresponding offset to surplus (paid in capital), and thus did not affect total shareholders’ equity or the book value of the common stock. However, the deemed dividend on preferred stock increased the net loss attributable to common shareholders and affected the calculation of basic and diluted net loss per common share for the quarter and six months ended June 30, 2010.
The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended June 30, 2010 compared to the results of operations for the same quarter in 2009. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.

Financial highlights:
•	Net interest income for the second quarter of 2010 declined $4.1 million, compared with the second quarter of 2009. The net interest margin on a taxable equivalent basis declined from 3.49% for the quarter ended June 30, 2009 to 3.42% for the quarter ended June 30, 2010, principally due to a higher volume of money market investments by $0.9 billion at low yields, resulting mostly from the excess liquidity derived from the previously mentioned capital issuance. The BPPR Westernbank operations which consists of the assets acquired and liabilities assumed in the Westernbank FDIC-assisted transaction contributed with net interest income of $16.7 million for the quarter ended June 30, 2010.

•	The provision for loan losses for the quarter ended June 30, 2010 decreased by $147.2 million compared with the same quarter in the previous year. The decrease in the provision for loan losses for 2010 as compared with the quarter and six months ended June 30, 2009 was mainly related to lower provisions required for the commercial and construction loan portfolios, U.S. mainland non-conventional residential mortgage loans, home equity lines of credit and closed-end second mortgages. The deteriorated conditions of the Puerto Rico and U.S. economies that prevailed during 2009, declines in property values, and slowdown in consumer spending, negatively impacted the Corporation’s net charge-offs and non-performing assets levels, thus demanding substantial reserve increases during 2009, when compared with 2010. Also, the decrease of approximately $2.1 billion in loans held-in-portfolio, excluding loans covered under the loss sharing agreements with the FDIC, since June 30, 2009, particularly in the commercial, construction and consumer loan portfolios, contributed to the lower level of provision for loan losses for the second quarter of 2010. The ratio of allowance for loan losses to loans held-in-portfolio, excluding covered loans was 5.68% as of June 30, 2010, compared with 5.32% as of December 31, 2009, and 4.66% as of June 30, 2009.

During the six months ended June 30, 2010, the Corporation experienced improved delinquency levels in certain portfolios, such as home equity lines of credit and closed-end second mortgages at E-LOAN and some consumer loan portfolios in Puerto Rico. Management recognizes that the Puerto Rico and U.S. mainland economies remain fragile, unemployment is still elevated and real estate markets continue to be unstable. Therefore, it may be early to expect that this recent favorable experience on non-perfoming loans in certain portfolios is indicative of a sustainable longer-term trend. Management continues reinforcing loan management and workout teams.

•	Non-interest income for the quarter ended June 30, 2010 decreased $10.0 million, compared with the quarter ended June 30, 2009, mostly driven by lower net gains on the sale and valuation adjustments of investment securities by $53.3 million. Non-interest income for the second quarter of 2009 included $52.3 million in gains from the sale of equity securities by the BPPR and EVERTEC reportable segments. This variance was principally offset by a $24.4 million favorable change in the fair value of the equity appreciation instrument issued to the FDIC from $52.5 million as of April 30, 2010 to $28.1 million as of June 30, 2010. The reduction in the estimated fair value of the equity appreciation instrument was primarily due to a decrease in the price of the Corporation’s common stock and the passage of time towards the May 7, 2011 expiration date. Also, during the second quarter of 2010, the Corporation recognized $23.3 million for the two-month accretion of the FDIC loss share indemnification asset. The estimated fair value of the FDIC loss share indemnification asset was determined by discounting the projected cash flows related to the loss sharing agreements based on expected reimbursements, primarily for credit losses on covered assets. The time value of money incorporated into the present value computation is accreted into earnings over the life of the loss sharing agreements.

•	Operating expenses for the quarter ended June 30, 2010 decreased by $2.2 million compared with the same quarter of the previous year. Increases in operating expenses from the BPPR Westernbank operations of $20.6 million for the quarter ended June 30, 2010 were partially offset by lower personnel costs and other operating expenses from the rest of the Corporation that resulted mostly from the downsizing of the U.S. operations and cost control initiatives, as well as lower FDIC deposit insurance expense in the second quarter of 2010.

•	Income tax expense amounted to $20.0 million for the quarter ended June 30, 2010, compared with income tax expense of $5.4 million for the quarter ended June 30, 2009. Refer to the Income Taxes section in this MD&A for a discussion of the tax variance and a reconciliation of the effective tax rate for the quarters ended June 30, 2010 and 2009.

•	Total assets amounted to $42.4 billion as of June 30, 2010, compared with $34.7 billion as of December 31, 2009 and $36.5 billion as of June 30, 2009. The increase in total assets, when compared to December 31, 2009, was principally in loans held-in-portfolio by $2.8 million, mainly due to the loan portfolio acquired in the Westernbank FDIC-assisted transaction, partially offset by reductions in the Corporation’s originated loan portfolio. Also, the increase in total assets was related to the $3.3 million FDIC loss share indemnification asset and a $1.4 million increase in money market investments, principally related to the proceeds from the capital issuance. The decline in the Corporation’s loan portfolio, excluding the impact of the increase due to the covered loans acquired, was influenced by high levels of loan charge-offs and the impact of exiting origination channels at BPNA as part of the restructuring activities undertaken during 2009. Also, the decline in loan originations reflects weak economic environments in the markets where the Corporation operates.

•	Refer to Table Q in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits totaled $27.1 billion as of June 30, 2010, compared with $25.9 billion as of December 31, 2009 and $26.9 billion as of June 30, 2009. The increase in deposits was associated with the Westernbank FDIC-assisted transaction, partially offset by lower volume of brokered certificates of deposits and reductions due to the effect of closure, sale and consolidation of branches in the U.S. mainland operations, and the attrition impact due to the reduction in the pricing of deposits, including internet deposits. Borrowed funds amounted to $10.5 billion as of June 30, 2010, compared with $5.3 billion as of December 31, 2009 and $5.6 billion as of June 30, 2009. The increase in borrowings from December 31, 2009 to June 30, 2010 was related to the note payable issued to the FDIC in the Westernbank FDIC-assisted transaction, which had a carrying amount of $5.7 billion as of June 30, 2010, partially offset by the impact of deleveraging strategies.
Popular, Inc.’s capital ratios continued to exceed all “well-capitalized” regulatory benchmarks as of June 30, 2010. Refer to Table J in this MD&A for information on the regulatory capital position of the Corporation. The capital issuance described previously executed during the second quarter of 2010 strengthened the capital and liquidity position of the parent holding company. Refer to the Statement of Condition and Liquidity Risk sections of this MD&A for variance explanations, capital position and funding sources.
As indicated in previous filings with the SEC, in late 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations, net of taxes, for the quarter and six months ended June 30, 2009 was $6.6 million and $16.5 million, respectively. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for employees that were retained for a transition period, as well as adjustments to indemnity reserves on loans sold in prior periods. The results of PFH are presented as part of “Loss from discontinued operations, net of income tax” in Table A. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.

TABLE A

Financial Highlights

Financial Condition Highlights	As of June 30,			Average for the six months
(In thousands)	2010	2009	Variance	2010	2009*	Variance

Money market investments	$2,444,209	$951,647	$1,492,562	$1,557,657	$1,325,160	$232,497
Investment and trading securities	7,244,708	8,268,625	(1,023,917)	7,186,905	8,324,541	(1,137,636)
Loans	26,646,656	24,848,909	1,797,747	24,393,338	25,432,055	(1,038,717)
Total earning assets	36,335,573	34,069,181	2,266,392	33,137,900	35,081,756	(1,943,856)
Total assets	42,443,652	36,498,792	5,944,860	36,882,521	37,738,595	(856,074)
Deposits	27,113,573	26,913,485	200,088	26,165,729	27,204,865	(1,039,136)
Borrowings	10,545,858	5,587,225	4,958,633	6,910,018	6,357,331	552,687
Stockholders’ equity	3,603,448	2,899,701	703,747	2,820,039	3,057,332	(237,293)

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2010	2009	Variance	2010	2009	Variance

Net interest income	$278,976	$283,060	$(4,084)	$547,893	$555,546	$(7,653)
Provision for loan losses	202,258	349,444	(147,186)	442,458	721,973	(279,515)
Non-interest income	215,858	225,839	(9,981)	373,724	560,570	(186,846)
Operating expenses	328,416	330,645	(2,229)	609,329	634,842	(25,513)

Loss from continuing operations before income tax	(35,840)	(171,190)	135,350	(130,170)	(240,699)	110,529
Income tax expense (benefit)	19,988	5,393	14,595	10,713	(21,540)	32,253

Loss from continuing operations, net of income tax	(55,828)	(176,583)	120,755	(140,883)	(219,159)	78,276
Loss from discontinued operations, net of income tax	—	(6,599)	6,599	—	(16,545)	16,545

Net loss	$(55,828)	$(183,182)	$127,354	$(140,883)	$(235,704)	$94,821

Net loss applicable to common stock	$(247,495)	$(207,810)	$(39,685)	$(332,550)	$(285,010)	$(47,540)

Net loss per common share:
Net loss from continuing operations — basic and diluted	$(0.29)	$(0.71)	$0.42	$(0.45)	$(0.95)	$0.50
Net loss from discontinued operations — basic and diluted	—	$(0.03)	$0.03	—	$(0.06)	$0.06

Total net loss per common share — basic and diluted	$(0.29)	$(0.74)	$0.45	$(0.45)	$(1.01)	$0.56

	Second Quarter		Six months ended June 30,
Selected Statistical Information	2010	2009	2010	2009

Common Stock Data
Market price
High	$4.02	$3.66	$4.02	$5.52
Low	2.64	2.19	1.75	1.47
End	2.68	2.20	2.68	2.20
Book value per common share at period end	3.47	5.01	3.47	5.01
Dividends declared per common share	—	—	—	0.02

Profitability Ratios
Return on assets	(0.56%)	(1.98%)	(0.77%)	(1.26%)
Return on common equity	(7.75)	(53.48)	(10.80)	(35.08)
Net interest spread (taxable equivalent)	3.16	3.04	3.22	2.97
Net interest margin (taxable equivalent)	3.42	3.49	3.55	3.42

Capitalization Ratios
Average equity to average assets	8.08%	8.10%	7.65%	8.10%
Tier I capital to risk-weighted assets	12.56	10.73	12.56	10.73
Total capital to risk-weighted assets	13.86	12.02	13.86	12.02
Leverage ratio	8.79	8.26	8.79	8.26

*	Excludes discontinued operations.
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
WESTERNBANK FDIC-ASSISTED TRANSACTION
As indicated previously, on April 30, 2010, BPPR entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain deposits and liabilities of Westernbank Puerto Rico, a Puerto Rico state-chartered bank headquartered in Mayaguez, Puerto Rico (“Westernbank”). Westernbank was a wholly-owned commercial bank subsidiary of W Holding Company, Inc. and operated through a network of 45 branches located throughout Puerto Rico. On May 1, 2010, Westernbank’s branches reopened as branches of BPPR; however, the physical branch locations and leases were not immediately acquired by BPPR. BPPR has an option, which was extended until August 30, 2010, to acquire, at fair market value, any bank premises that were owned by, or any leases relating to bank premises held by, Westernbank (including ATM locations). BPPR is currently reviewing the bank premises and related leases of Westernbank, and expects to reduce the number of branches due to bank synergies. Currently, all former Westernbank banking facilities and equipment used by the Corporation are leased from the FDIC on a month-to-month basis. The integration of Westernbank’s operation is expected to be substantially completed by the end of the third quarter of 2010.
The following table presents balances recorded by the Corporation at the time of the Westernbank FDIC-assisted transaction on April 30, 2010.

	Book value prior
	to purchase			As recorded by
	accounting	Fair value	Additional	Popular, Inc. on
(In thousands)	adjustments	adjustments	consideration	April 30, 2010

Assets:
Cash and money market investments	$358,132	—	—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Covered loans	8,510,748	$(4,293,756)	—	4,216,992
Non-covered loans	43,996		—	43,996
FDIC loss share indemnification asset	—	3,322,561	—	3,322,561
Covered other real estate owned	125,947	(52,712)	—	73,235
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the Note payable issued to the FDIC)	—	—	$111,101	111,101
Other assets	44,926	—	—	44,926

Total assets	$9,142,359	$(999,492)	$111,101	$8,253,968

Liabilities:
Deposits	$2,380,170	$11,465	—	$2,391,635
Note payable issued to the FDIC (including a premium of $11,612 resulting from the fair value adjustment)	—	—	$5,769,696	5,769,696
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	132,442	—	132,442
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$143,907	$5,822,196	$8,360,198

Excess of assets acquired over liabilities assumed	$6,748,264

Aggregate fair value adjustments		$(1,143,399)

Aggregate additional consideration, net			$5,711,095

Goodwill on acquisition				$106,230

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the April 30, 2010 transaction date. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available.
The Corporation refers to the loans acquired in the Westernbank FDIC-assisted transaction, except credit cards, as “covered loans” as the Corporation will be reimbursed by the FDIC for a substantial portion of any future losses on such loans under the terms of the loss sharing agreements. Foreclosed other real estate properties are also covered under the loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (collectively, “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC to last for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC to last for five years, with additional recovery sharing for three years thereafter.
In June 2020, approximately ten years following the acquisition date, BPPR may be required to make a payment to the FDIC in the event that losses on covered assets under the loss sharing agreements have been less than originally estimated as determined pursuant to a formula established under the agreements that is described in Note 2 to the accompanying consolidated financial statements.
The FDIC has certain rights to withhold loss sharing payments if BPPR does not perform its obligations under the loss sharing agreements in accordance with their terms and to withdraw the loss share protection if certain significant transactions are effected without FDIC consent.
Covered loans under loss sharing agreements with the FDIC are reported in loans exclusive of the estimated FDIC loss share indemnification asset. The covered loans acquired in the Westernbank transaction are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimate made at the April 30, 2010 acquisition date, the Corporation will record a charge to the provision for loan losses and an allowance for loan losses will be established. A related credit to income and an increase in the FDIC loss share indemnification asset will be recognized at the same time, measured based on the loss share percentages described above.
As part of the consideration for the transaction, the FDIC received an equity appreciation instrument in which BPPR agreed to make a cash payment to the holder thereof equal to the product of (a) 50 million and (b) the amount by which the average volume weighted price of the Corporation’s common stock over the two NASDAQ trading days immediately prior to the date on which the equity appreciation instrument is exercised exceeds $3.43 (Popular, Inc.’s 20-day trailing average common stock price on April 27, 2010). The equity appreciation instrument is exercisable by the holder thereof, in whole or in part, up to May 7, 2011. As of April 30, 2010, the fair value of the equity appreciation instrument was estimated at $52.5 million, compared with $28.1 million as of June 30, 2010, which resulted in $24.4 million being recognized in earnings during the second quarter of 2010. The equity appreciation instrument is recorded as a liability and any subsequent changes in its estimated fair value are recognized in earnings, adding volatility to the Corporation’s results of operations.
SUBSEQUENT EVENTS
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to June 30, 2010. Such evaluation resulted in no adjustments to the consolidated financial statements for the quarter and six months ended June 30, 2010.
In July 2010, the Corporation prepaid $2 billion of the outstanding balance of the Note payable issued to the FDIC as part of the Westernbank FDIC-assisted transaction. Also, in July 2010, the Corporation repurchased $175 million in term notes, which had a contractual maturity of September 2011.
REGULATORY REFORM
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act implements sweeping changes in the regulation of financial institutions and will fundamentally change the system of oversight described under “Item 1. Business—Regulation and Supervision” in our Annual Report on Form 10-K for the year ended December 31, 2009. The implications for our business practices, the regulatory and competitive environment in which we operate and our financial performance will depend to a large extent on the content of required future rulemaking by the Federal Reserve Board, the SEC and other agencies under the Dodd-Frank Act, as well as the development of market practices and structures under the regime established by the legislation. Among the numerous provisions of the Dodd-Frank Act that could have an effect on us are:
•	Heightened supervision of systemically important financial institutions and financial market utilities. The Dodd-Frank Act creates a new systemic risk oversight body, the Financial Stability Oversight Council, that will, among other things, make recommendations to the Federal Reserve Board as to supervisory requirements and prudential standards applicable to systemically important financial institutions and entities that are designated as “financial market utilities” (defined to include persons that manage or operate a multilateral system for the purpose of transferring, clearing or settling payments, securities or other transactions among financial institutions, including repurchase agreements). The legislation will also subject these institutions to heightened risk-based capital, leverage, liquidity and risk-management requirements, including periodic stress tests, as well as limitations on credit exposures.

•	Increased fees to banking regulators. The Dodd-Frank Act requires the Federal Reserve Board to assess fees against large banking entities such as us to cover the cost of examining and supervising these entities. The FDIC will also collect fees from entities it examines to cover the cost of the examination. In addition, the FDIC is required to amend its regulations regarding the assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured depository institution (rather than on the amount of its deposits) during the assessment period, less the average tangible equity of the institution during the assessment period. The Dodd-Frank Act also eliminates the ceiling on the size of the Deposit Insurance Fund currently 1.5% of estimated insured deposits, and raises the statutorily required floor for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, or a comparable percentage of the revised assessment base required by the Act. These provisions generally will require an increase in the level of assessments for institutions such as the Corporation with assets exceeding $10 billion.

•	Increased capital requirements. The “Collins Amendment” provisions of the Dodd-Frank Act will subject us at a company-wide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and direct banking regulators to develop enhanced capital requirements. In addition, these provisions will exclude all trust preferred securities and cumulative preferred stock from Tier 1 capital, subject to phase-out from Tier 1 qualification for securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. A number of other governments and regulators, including the U.S. Treasury and the Basel Committee on Banking Supervision, have also called for increased capital requirements and increased quality of capital.

•	Interest on deposits. The Dodd-Frank Act repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Derivatives regulation. The Dodd-Frank Act contains provisions designed to increase transparency in over-the-counter derivatives markets by requiring that all “swaps” (except those with non-financial end users) be executed and cleared through regulated facilities. In addition, the “derivatives push-out” provisions of the Dodd-Frank Act will essentially prevent us from conducting significant swaps-related activities through the Corporation or another insured depository institution subsidiary, subject to exceptions for certain interest rate and currency swaps and for hedging or risk mitigation activities directly related to the bank’s business. These activities may be conducted elsewhere within the Corporation, subject to compliance with Sections 23A and 23B of the Federal Reserve Act and any other requirements imposed by the SEC, CFTC or Federal Reserve Board.

•	Increased costs for consumer lending activities. The Dodd-Frank Act includes a number of provisions that may reduce the revenues generated by, or increase the cost of conducting, our consumer lending businesses. These include provisions which: (1) amend the Truth-in-Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations; (2) restrict variable-rate lending by requiring the borrower’s ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (3) direct the Federal Reserve Board to issue rules which are expected to limit debit card interchange fees.

•	Executive compensation. The Dodd-Frank Act requires the SEC, the Federal Reserve Board and other agencies to jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including bank holding companies, banks, registered broker-dealers and registered investment advisors. In addition, the Federal Reserve Board has issued guidance designed to ensure that incentive compensation at banking institutions does not encourage excessive risk-taking.

•	Transactions with affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including coverage of the credit exposure on derivative transactions, repurchase and reverse repurchase agreements, securities borrowing and lending transactions and transactions with sponsored hedge funds and private equity funds.

•	Expanded standards of care. The Dodd-Frank Act provides for expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers.
The specific impact of the Dodd-Frank Act on our businesses and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. We anticipate that the process of rulemaking and the development of related market practices and structures will take several years.
Although we cannot predict how regulatory implementation of the Dodd-Frank Act will occur, the related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special-purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor has not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests; and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC Subparagraph 860-10-40-6A. This guidance has been applied as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and will be applied for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions have been applied to transfers that have occurred on or after the effective date. On and after the effective date, existing qualifying special-purpose entities have been evaluated for consolidation in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the six months ended June 30, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities, and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s accounting for such transactions or results of operations or financial condition for such period.
A securitization of a financial asset, a participating interest in a financial asset, or a pool of financial assets in which the Corporation (and its consolidated affiliates) (a) surrenders control over the transferred assets and (b) receives cash or other proceeds is accounted for as a sale. Control is considered to be surrendered only if all three of the following conditions are met: (1) the assets have been legally isolated; (2) the transferee has the ability to pledge or exchange the assets; and (3) the transferor no longer maintains effective control over the assets. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
The Corporation recognizes and initially measures at fair value a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in either of the following situations: (1) a transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset that meets the requirements for sale accounting; or (2) an acquisition or assumption of a servicing obligation of financial assets that do not pertain to the Corporation or its consolidated subsidiaries. Upon adoption of ASU 2009-16, the Corporation does not recognize either a servicing asset or a servicing liability if it transfers or securitizes financial assets in a transaction that does not meet the requirements for sale accounting and is accounted for as a secured borrowing.

Refer to Note 11 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
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
The principal variable interest entities evaluated by the Corporation during the six months ended June 30, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 20 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 17 to the consolidated financial statements).
Additionally, the Corporation has variable interests in certain investments that have the attributes of investment companies, as well as limited partnership investments in venture capital companies. However, in January 2010, the FASB issued ASU 2010-10, Consolidation (ASC Topic 810), Amendments for Certain Investment Funds, which deferred the effective date of the provisions of ASU 2009-17 for a reporting entity’s interest in an entity that has all the attributes of an investment company; or for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have the attributes of entities subject to ASC Topic 946 (the “Investment Company Guide”). The FASB also decided to defer the application of ASU 2009-17 for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. Asset managers would continue to apply the applicable existing guidance to those entities that qualify for the deferral. ASU 2010-10 did not defer the disclosure requirements in ASU 2009-17.
The Corporation was not required to consolidate existing variable interest entities for which it has a variable interest as of June 30, 2010. Refer to Note 20 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.
FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 has been effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 21 to the consolidated financial statements.
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)
ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The type of credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The Corporation does not expect that the adoption of this standard will have a significant effect, if any, on its consolidated financial statements.
FASB Accounting Standards Update 2010-18, Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation elected to early adopt the provisions of this statement, effective with the closing of the Westernbank FDIC-assisted transaction on April 30, 2010. As a result, the accounting for modified loans follows the guidelines of ASU 2010-18; however, the adoption of these provisions did not have a significant impact on the Corporation’s result of operations or financial position as of June 30, 2010.
FASB Accounting Standards Update 2010-20, Receivables (ASC Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”)
ASU 2010-20, issued in July 2010, expands disclosure requirements about the credit quality of financing receivables and allowance for credit losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. Disclosures should be provided on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU

2010-20 makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including: the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to Fair Value Measurement of Financial Instruments, Loans and Allowance for Loan Losses, Income Taxes, Goodwill and Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2009 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2009 Annual Report for a summary of the Corporation’s significant accounting policies. As a result of the Westernbank FDIC-assisted transaction, during the quarter ended June 30, 2010, management determined to incorporate “Acquisition Accounting for Loans and Related Indemnification Asset” as part of the Corporation’s critical accounting policies / estimates due to the significance of the assets involved and significant judgment to various accounting, reporting and disclosure matters.
Acquisition Accounting for Loans and Related Indemnification Asset
Beginning in 2009, the Corporation accounts for its acquisitions under ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.
Because the FDIC has agreed to reimburse the Corporation for losses related to the acquired loans in the Westernbank FDIC-assisted transaction, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The loss share indemnification asset on the acquisition date reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
The initial valuation of these loans and related indemnification asset requires management to make subjective judgments concerning estimates about how the acquired loans will perform in the future using valuation methods, including discounted cash flow analysis and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any loss share agreements, and specific industry and market conditions that may impact discount rates and independent third-party appraisals.

Over the life of the acquired loans that are accounted under ASC Subtopic 310-30, the Corporation continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Corporation evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of operations and an allowance for loan losses in its consolidated statement of condition. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
The loss share indemnification asset continues to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share indemnification asset, with the partial offset based on the loss sharing agreement recorded through the consolidated statement of operations. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share indemnification asset, with such decrease being accreted into income over 1) the same period or 2) the life of the shared loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared loss agreements. Upon the determination of an incurred loss, the loss share indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC.
These evaluations of estimated cash flows expected to be collected subsequent to acquisition require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows considering the impact of home price and property value changes, changing loss severities and prepayment speeds. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses due to certain decreases in expected cash flow, is particularly sensitive to changes in loan credit quality.
The amount that the Corporation realizes on these loans and related indemnification assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. The Corporation’s losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.
Refer to Notes 2, 3 and 10 to the accompanying consolidated financial statements for further discussions on the Westernbank FDIC-assisted transaction and loans acquired.
NET INTEREST INCOME
Net interest income, on a taxable equivalent basis, is presented with its different components on Tables B and C for the quarter and six months ended June 30, 2010 as compared with the same periods in 2009, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, have a temporary 5% tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for quarter and six months ended June 30, 2010 included a favorable impact of $4.9 million and $8.8 million, respectively, related to these items, compared to a favorable impact of $6.8 million and $12.3 million for the quarter and six months ended June 30, 2009, respectively.
TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2010	2009	Variance	2010	2009	Variance		2010	2009	Variance	Rate	Volume
($ in millions)							(In thousands)
$2,216	$1,283	$933	0.34%	0.74%	(0.40%)	Money market investments	$1,894	$2,381	$(487)	$(878)	$391
6,688	7,535	(847)	4.40	4.69	(0.29)	Investment securities	73,500	88,341	(14,841)	(4,220)	(10,621)
434	741	(307)	7.01	6.47	0.54	Trading securities	7,584	11,945	(4,361)	929	(5,290)

9,338	9,559	(221)	3.56	4.30	(0.74)	Total money market, investment and trading securities	82,978	102,667	(19,689)	(4,169)	(15,520)

						Loans:
13,562	15,383	(1,821)	4.94	4.93	0.01	Commercial *	167,116	189,207	(22,091)	361	(22,452)
639	746	(107)	8.68	8.30	0.38	Leasing	13,880	15,486	(1,606)	696	(2,302)
4,588	4,499	89	6.01	6.48	(0.47)	Mortgage	68,964	72,882	(3,918)	(5,335)	1,417
3,894	4,410	(516)	10.31	9.91	0.40	Consumer	100,056	109,116	(9,060)	1,535	(10,595)

22,683	25,038	(2,355)	6.19	6.19	—	Sub-total loans	350,016	386,691	(36,675)	(2,743)	(33,932)
2,748	—	2,748	6.08	—	6.08	Covered loans	41,719	—	41,719	—	41,719

25,431	25,038	393	6.17	6.19	(0.02)	Total loans	391,735	386,691	5,044	(2,743)	7,787

$34,769	$34,597	$172	5.47%	5.67%	(0.20%)	Total earning assets	$474,713	$489,358	$(14,645)	$(6,912)	$(7,733)

						Interest bearing deposits:
$5,194	$4,837	$357	0.80%	1.12%	(0.32%)	NOW and money market**	$10,338	$13,463	$(3,125)	$(3,850)	$725
5,970	5,562	408	0.93	0.96	(0.03)	Savings	13,850	13,282	568	(484)	1,052
10,999	12,288	(1,289)	2.42	3.32	(0.90)	Time deposits	66,427	101,707	(35,280)	(24,727)	(10,553)

22,163	22,687	(524)	1.64	2.27	(0.63)	Total deposits	90,615	128,452	(37,837)	(29,061)	(8,776)

2,346	2,898	(552)	2.66	2.30	0.36	Short-term borrowings	15,552	16,631	(1,079)	2,446	(3,525)
6,378	3,046	3,332	4.50	5.65	(1.15)	Medium and long-term debt	71,578	42,903	28,675	14,658	14,017

30,887	28,631	2,256	2.31	2.63	(0.32)	Total interest bearing liabilities	177,745	187,986	(10,241)	(11,957)	1,716
4,620	4,289	331				Non-interest bearing demand deposits
(738)	1,677	(2,415)				Other sources of funds

$34,769	$34,597	$172	2.05%	2.18%	(0.13%)	Total source of funds

			3.42%	3.49%	(0.07%)	Net interest margin

						Net interest income on a taxable equivalent basis	296,968	301,372	(4,404)	$5,045	$(9,449)

			3.16%	3.04%	0.12%	Net interest spread

						Taxable equivalent adjustment	17,992	18,312	(320)

						Net interest income	$278,976	$283,060	$(4,084)

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

The decrease in net interest margin for the quarter ended June 30, 2010 compared with the same period in 2009 was driven mostly by:
•	the excess liquidity from the capital issuance described in the Overview section, the proceeds of which were temporarily invested in money market investments with the Federal Reserve earning a very low interest rate, which reduced the yield on earning assets;

•	Reduction in the yield on mortgage loans primarily due to interest reversals related to loss mitigation programs and also an adjustment for troubled debt restructurings in the non-conventional mortgage loan portfolio in the U.S. operations;

•	the FDIC loss share indemnification asset of $3.3 billion, which is a non-interest earning asset being funded with interest bearing liabilities, mainly through the FDIC note at a 2.50% average cost. The accretion of the FDIC loss share indemnification asset is recognized in non-interest income. The FDIC loss share indemnification asset accreted a per-annum rate of approximately 4.21% for May and June 2010, which resulted in non-interest income of $23.3 million for the second quarter of 2010.

•	the conversion of $935 million of Series C preferred stock to trust preferred securities in August 2009 contributed to an increase of $17.1 million in interest expense for the quarter ended June 30, 2010 (these payments were characterized as dividends prior to the exchange). This negative effect was partially offset by the conversion of certain trust preferred securities into common stock, also in August 2009, which reduced the quarterly interest expense by $7.4 million.

•	Rating downgrades that occurred during 2009 also contributed to the increase in the average cost of certain long-term debt for the Corporation; and

•	Increase in non-performing loans throughout the different loan portfolios, which balances are depicted in Table K of this MD&A.
The above variances were partially offset by the following factors which contributed favorably to the Corporation’s net interest margin:
•	A decrease in deposit costs associated to both a low interest rate scenario and management actions to reduce deposits costs, principally in certificates of deposits and money market accounts, as well as lower costs on brokered certificates of deposit; and

•	Higher yield in the category of consumer loans, mainly reflected in the credit cards portfolio, in part due to revisions made to the spread charged over the prime rate for different risk categories.
Most loan categories decreased in volume, mainly commercial and construction loans, due to lower origination activity and loan charge-offs. The Corporation continues a deleveraging strategy in its U.S. mainland operations. As a result, 53% of the combined reduction in commercial and construction loans took place within the U.S. mainland operations. The consumer loan portfolio shows a decrease due to the slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages. On the positive side, the covered loans acquired in the Westernbank FDIC-assisted transaction, that contributed $2.7 billion in average loan volume during the second quarter of 2010, net of fair value adjustments, mitigated the decrease in the volume of earning assets. The covered loans, which are segregated in a separate line in Table B, contributed $42 million to the Corporation’s interest income during the quarter ended June 30, 2010. Investment securities decreased in average volume as a result of maturities and of prepayments on mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies.
Also affecting net interest income is the increase in the volume of medium and long-term debt, particularly the note payable issued to the FDIC. Despite the deposits acquired on the FDIC-assisted transaction, the Corporation’s deposit volume has declined, mainly time deposits, due to deleveraging in the U.S. operations, which was driven by a reduction in the earning assets funded by such deposits.
As shown in Table C, net interest income on a taxable equivalent basis for the six months ended June 30, 2010 had a positive variance of 13 basis points mostly due to a lower cost of funds, mainly deposits associated to both a lower interest rate scenario and management actions to reduce the cost of deposits, partially offset by the decrease in volume of earning assets, mainly commercial loans. The decrease in the taxable equivalent adjustment for the six months ended June 30, 2010, compared with the previous year, relates to a lower benefit associated to the decrease in yield and volume of exempt investments.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Six-month ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2010	2009	Variance	2010	2009	Variance		2010	2009	Variance	Rate	Volume

($ in millions)									(In thousands)
$1,558	$1,325	$233	0.38%	0.84%	(0.46%)	Money market investments	$2,936	$5,517	$(2,581)	$(2,121)	$(460)
6,744	7,592	(848)	4.44	4.72	(0.28)	Investment securities	149,674	179,093	(29,419)	(6,625)	(22,794)
443	733	(290)	6.96	6.74	0.22	Trading securities	15,301	24,506	(9,205)	777	(9,982)

8,745	9,650	(905)	3.84	4.34	(0.50)	Total money market, investments and trading securities	167,911	209,116	(41,205)	(7,969)	(33,236)

						Loans:
13,854	15,578	(1,724)	4.95	4.99	(0.04)	Commercial *	340,158	385,399	(45,241)	(7,277)	(37,964)
648	844	(196)	8.70	8.39	0.31	Leasing	28,199	35,377	(7,178)	1,261	(8,439)
4,569	4,516	53	6.19	6.68	(0.49)	Mortgage	141,379	150,925	(9,546)	(11,281)	1,735
3,940	4,494	(554)	10.31	9.94	0.37	Consumer	201,455	222,307	(20,852)	2,309	(23,161)

23,011	25,432	(2,421)	6.22	6.28	(0.06)	Sub-total loans	711,191	794,008	(82,817)	(14,988)	(67,829)
1,382	—	1,382	6.07	—	6.07	Covered loans	41,719	—	41,719	—	41,719

24,393	25,432	(1,039)	6.21	6.28	(0.07)	Total loans	752,910	794,008	(41,098)	(14,988)	(26,110)

$33,138	$35,082	$(1,944)	5.59%	5.75%	(0.16%)	Total earning assets	$920,821	$1,003,124	$(82,303)	$(22,957)	$(59,346)

						Interest bearing deposits:
$5,003	$4,832	$171	0.83%	1.22%	(0.39%)	NOW and money market**	$20,581	$29,170	$(8,589)	$(9,217)	$628
5,750	5,570	180	0.91	1.02	(0.11)	Savings	25,976	28,250	(2,274)	(3,013)	739
10,912	12,553	(1,641)	2.53	3.52	(0.99)	Time deposits	137,032	219,071	(82,039)	(54,914)	(27,125)

21,665	22,955	(1,290)	1.71	2.43	(0.72)	Total deposits	183,589	276,491	(92,902)	(67,144)	(25,758)

2,410	3,124	(714)	2.58	2.41	0.17	Short-term borrowings	30,811	37,334	(6,523)	1,745	(8,268)
4,500	3,233	1,267	5.45	5.67	(0.22)	Medium and long-term debt	121,623	90,867	30,756	29,906	850

28,575	29,312	(737)	2.37	2.78	(0.41)	Total interest bearing liabilities	336,023	404,692	(68,669)	(35,493)	(33,176)
4,501	4,250	251				Non-interest bearing demand deposits
62	1,520	(1,458)				Other sources of funds

$33,138	$35,082	$(1,944)	2.04%	2.33%	(0.29%)	Total source of funds

			3.55%	3.42%	0.13%	Net interest margin

						Net interest income on a taxable equivalent basis	584,798	598,432	(13,634)	$12,536	$(26,170)

			3.22%	2.97%	0.25%	Net interest spread

						Taxable equivalent adjustment	36,905	42,886	(5,981)

						Net interest income	$547,893	$555,546	$(7,653)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $202.3 million, or 100% of net charge-offs, for the quarter ended June 30, 2010, compared with $349.4 million, or 134% of net charge-offs, for the second quarter of 2009. For the six months ended June 30, 2010, the provision for loan losses totaled $442.5 million, or 104% of net charge-offs, compared with $722.0 million, or 157% of net charge-offs, for the six months ended June 30, 2009.
As indicated in the Overview section, the decrease in the provision for loan losses for the quarter and first six months of 2010, as compared with the quarter and six months ended June 30, 2009, was mainly related to lower provisions required for the commercial and construction loan portfolios, U.S. mainland non-conventional residential mortgage loans, home equity lines of credit and closed-end second mortgages. Also, the reduction in the provision for loan losses was related to the overall loan portfolio reduction, excluding the covered loans of the Westernbank FDIC-assisted transaction. As indicated previously, the covered loans were recognized at fair value upon acquisition and did not required the establishment of an allowance for loan losses during the second quarter of 2010. Refer to the Credit Risk Management and Loan Quality section of this MD&A for a discussion on net charge-offs, non-performing assets and the allowance for loan losses.
NON-INTEREST INCOME
Refer to Table D for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2010 and 2009.
TABLE D

Non-Interest Income

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance

Service charges on deposit accounts	$50,679	$53,463	$(2,784)	$101,257	$107,204	$(5,947)

Other service fees:
Debit card fees	29,176	27,508	1,668	55,769	53,881	1,888
Credit card fees and discounts	26,013	23,449	2,564	49,310	47,454	1,856
Processing fees	14,170	13,727	443	28,132	27,135	997
Insurance fees	12,084	12,547	(463)	23,074	24,551	(1,477)
Sale and administration of investment products	10,245	9,694	551	17,412	17,023	389
Trust fees	3,651	3,121	530	6,634	6,104	530
Mortgage servicing fees, net of fair value adjustments	2,822	6,552	(3,730)	14,181	13,432	749
Other fees	5,564	5,839	(275)	10,533	11,390	(857)

Total other service fees	103,725	102,437	1,288	205,045	200,970	4,075

Net gain on sale and valuation adjustments of investment securities	397	53,705	(53,308)	478	229,851	(229,373)
Trading account profit	2,464	16,839	(14,375)	2,241	23,662	(21,421)
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(9,311)	(13,453)	4,142	(21,533)	(27,266)	5,733
FDIC loss share income	23,334	—	23,334	23,334	—	23,334
Fair value change in equity appreciation instrument	24,394	—	24,394	24,394	—	24,394
Other operating income	20,176	12,848	7,328	38,508	26,149	12,359

Total non-interest income	$215,858	$225,839	$(9,981)	$373,724	$560,570	$(186,846)

The decrease in non-interest income for the quarter and six months ended June 30, 2010, when compared with the same periods of the previous year, was mostly impacted by $52.3 million in gains resulting from the sale of equity securities in the second quarter of 2009 by the BPPR and EVERTEC reportable segments and by $182.7 million in gains derived from the sale of $3.4 billion in investment securities available-for-sale by BPPR during the first quarter of 2009, partially offset by $6.6 million in other-than-temporary impairments related to equity securities recorded during the first quarter of 2009.
The decrease in trading account profit by $14.4 million for the quarter ended June 30, 2010, when compared with the same quarter of 2009, was mostly related to higher unrealized losses on trading derivatives by $7.2 million and higher realized losses on closed derivative positions by $2.4 million in the Corporation’s mortgage banking business.

Also, there were lower realized gains by $31.0 million as a result of a lower volume of mortgage-backed securities sold, which was partially offset by $25.8 million in higher unrealized gains on outstanding mortgage-backed securities.
The decrease in trading account by $21.4 million for the six months ended June 30, 2010, when compared with the same period of the previous year, was mostly related to higher unrealized losses on trading derivatives by $9.2 million, partially offset by $4.7 million in lower realized losses on closed derivative positions in the Corporation’s mortgage banking business. Also, there were lower realized gains by $38.0 million as a result of a lower volume of mortgage-backed securities sold, which was partially offset by $19.2 million in higher unrealized gains on outstanding mortgage-backed securities.
Service charges on deposit accounts for the quarter and six-month period ended June 30, 2010 decreased by $2.8 million and $5.9 million, respectively, when compared with the same periods in 2009, mostly in the BPNA reportable segment related to lower non-sufficient funds fees because of lower volume of customer accounts due to closure and sale of branches and reduced fees from money services clients. The decrease in BPNA’s service charges was partially offset by $1.5 million in service charges on deposit accounts from BPPR’s Westernbank operations.
The unfavorable variances in the non-interest income categories explained above were partially offset by higher gains on sale of loans, partially offset by adjustments to indemnity reserves related to loan sale agreements. The following table sets forth the Corporation’s provisioning to increase the indemnity reserves.

	Quarters ended June 30,			Six months ended June 30,
			(Favorable)
			unfavorable			(Favorable)
			impact in			unfavorable
(In thousands)	2010	2009	earnings	2010	2009	impact in earnings

BPPR reportable segment	$12,016	—	$12,016	$27,716	—	$27,716
BPNA reportable segment	4,176	$12,962	(8,786)	5,086	$30,360	(25,274)

Total indemnity reserve adjustments	$16,192	$12,962	$3,230	$32,802	$30,360	$2,442

The increase in provisioning for the indemnity reserve in the BPPR reportable segment for the quarter and six months ended June 30, 2010 was associated to mortgage loans that had been previously sold with credit recourse by the BPPR reportable segment. This indemnity reserve adjustment was driven by increased foreclosure rates, repurchases, delinquency trends and loss severity levels experienced during 2010. The decrease in provisioning for the indemnity reserves at the BPNA reportable segment corresponded principally to lower volume of disbursements, reduced loss severities and the expiration of indemnification terms under standard representation and warranty arrangements, including a reduction of $12.0 million related to loans previously sold by E-LOAN and $14.8 million related to loans sold by Popular Equipment Finance during the first half of 2009.
Also, non-interest income for the quarter ended June 30, 2010 was positively impacted by $23.3 million derived from the two-month accretion of the FDIC loss share indemnification asset. The estimated fair value of the FDIC loss share indemnification asset was determined by discounting the projected cash flows related to the loss sharing agreements based on expected reimbursements, primarily for credit losses on covered assets. The time value of money incorporated into the present value computation is accreted into earnings over the life of the loss sharing agreements.
Furthermore, the Corporation recognized non-interest income of $24.4 million during the quarter ended June 30, 2010 as a result of a decrease in the fair value of the equity appreciation instrument issued to the FDIC. The equity appreciation instrument is classified as a liability in the consolidated statement of condition. The decrease in value was associated to the decline in value in the Corporation’s common stock since the equity appreciation instrument was issued to June 30, 2010, as well as the passage of time towards the May 7, 2011 expiration date. In addition, other operating income increased by $7.3 million and $12.4 million, respectively, for the quarter and six months ended June 30, 2010, when compared with the same periods of the previous year, mostly as a result of higher derivative gains, including lower unfavorable credit adjustments, by $4.7 million and $6.9 million for the comparative periods, respectively; and higher revenues from investments accounted for under the equity method by $1.7 million and $5.9 million, respectively.
OPERATING EXPENSES
Table E provides a breakdown of operating expenses by major categories.
TABLE E

Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance

Personnel costs:
Salaries	$109,124	$107,079	$2,045	$204,997	$212,402	$(7,405)
Pension and other benefits	28,908	29,127	(219)	53,967	69,095	(15,128)

Total personnel costs	138,032	136,206	1,826	258,964	281,497	(22,533)
Net occupancy expenses	29,058	26,024	3,034	57,934	52,465	5,469
Equipment expenses	25,346	25,202	144	48,799	51,306	(2,507)
Other taxes	12,459	13,084	(625)	24,763	26,260	(1,497)
Professional fees	34,225	27,048	7,177	61,274	51,949	9,325
Communications	11,342	12,386	(1,044)	22,114	24,213	(2,099)
Business promotion	10,204	9,946	258	18,499	17,856	643
Printing and supplies	2,653	3,017	(364)	5,022	5,807	(785)
FDIC deposit insurance	17,393	36,331	(18,938)	32,711	45,448	(12,737)
Other operating expenses	45,249	38,968	6,281	74,745	73,202	1,543
Amortization of intangibles	2,455	2,433	22	4,504	4,839	(335)

Total operating expenses	$328,416	$330,645	$(2,229)	$609,329	$634,842	$(25,513)

Operating expenses for BPPR’s Westernbank operations amounted to $20.6 million for the quarter and six months ended June 30, 2010, and consisted principally of $8.6 million in personnel costs, $3.8 million in professional fees, $2.0 million in net occupancy expenses, $1.1 million in equipment expenses and $3.3 million in the category of other operating expenses. These costs included acquisition and integration costs. There are approximately 376 former employees of Westernbank occupying permanent positions with Popular and approximately 1,000 working on temporary positions. The Corporation expects to substantially reduce Westernbank’s personnel costs after achievement of branch and operational synergies and the completion of system conversions.
Excluding the aforementioned operating expenses from BPPR’s Westernbank operations, the Corporation’s operating expenses for the quarter ended June 30, 2010 amounted to $307.8 million, a decrease of $22.8 million compared with the second quarter of 2009. The decrease consisted principally of a reduction of $6.8 million in personnel costs and $20.9 million in FDIC deposit insurance premiums. Operating expenses for the quarter ended June 30, 2009 included the $16.7 million FDIC deposit insurance special assessment. The reduction in personnel costs was principally due to a decrease in health insurance and postretirement benefit plan costs, as well as lower salaries primarily in the BPNA reportable segment resulting from the downsizing of the U.S. operations and cost control initiatives. BPNA, including E-LOAN, contributed with a reduction of 335 full-time equivalent employees (“FTEs”) from June 30, 2009 to June 30, 2010. The category of other operating expenses, excluding the BPPR’s Westernbank operations, included other real estate expenses, gains or losses on the sale of other real estate properties and write-downs in the fair value of the commercial and residential mortgage properties amounting to approximately $14.4 million for the quarter ended June 30, 2010, compared with $3.7 million for the same quarter in 2009. The increase was principally due to write-downs in the value of commercial other real estate properties in the BPPR reportable segment during the second quarter of 2010 resulting from updated appraisals. This increase in the category of other operating expenses was partially offset by lower losses on the disposition of assets and lower sundry operational losses.
Excluding the aforementioned operating expenses from BPPR’s Westernbank operations, the Corporation’s operating expenses for the six months ended June 30, 2010 amounted to $588.7 million, a decrease of $46.1 million compared with the six months ended June 30, 2009. Similar factors as described in the quarterly results influenced also the year-to-date variances. Excluding the impact of BPPR’s Westernbank operations, personnel costs decreased by $31.1 million, which consisted primarily from a reduction in salaries in the BPNA reportable segment by $16.5 million and lower pension and savings plan costs in the Corporation by $10.5 million. In 2009, BPPR’s pension plan was frozen with regards to all future benefit accruals after April 30, 2009. Also, effective in March 2009, the Corporation temporarily suspended its matching contributions to the Puerto Rico and U.S. subsidiaries savings and investment plans. Furthermore, postretirement benefit plan and health insurance costs declined by approximately $3.8 million and $1.7 million, respectively, for the six months ended June 30, 2010, compared to the same period of 2009. The reduction in operating expenses was also influenced by lower FDIC deposit insurance premiums, which is shown in Table E. The category of other operating expenses, excluding the BPPR’s Westernbank operations, included other real estate property expenses, gains or losses on sale and write-downs in the fair value of the repossessed real estate properties amounting to approximately $19.1 million for the six months ended June 30, 2010, compared with $9.7 million for the same period in 2009. The increase was principally due to the aforementioned write-downs in the value of certain commercial OREO properties in the BPPR reportable segment. This increase in the category of other operating expenses was partially offset by lower losses on the disposition of assets and sundry operational losses, and lower provisions for reserves on unused loan commitments.
INCOME TAXES
Income tax expense amounted to $20.0 million for the quarter ended June 30, 2010, compared with income tax expense of $5.4 million for the same quarter of 2009. The increase in income tax expense was primarily due to higher income before tax on the BPPR reportable segment and lower exempt interest income net of disallowance of expenses attributed to such exempt income. In addition, there was an increase in non-deductible interest expense related to the trust preferred securities issued to the U.S. Treasury in August 2009, as to which the Corporation agreed with the U.S. Treasury not to deduct interest payments for tax purposes. These trust preferred securities are described in Note 17 to the consolidated financial statements.
The components of income tax for the quarter ended June 30, 2010 and 2009 were as follows:

	Quarter ended
	June 30, 2010		June 30, 2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$(14,676)	40.95%	$(70,103)	40.95%
Benefits of net tax exempt interest income	(2,331)	6.50	(11,094)	6.48
Effect of income subject to preferential tax rate	(693)	1.93	(12,508)	7.31
Deferred tax asset valuation allowance	28,449	(79.38)	84,916	(49.60)
Non-deductible expenses	6,984	(19.49)	—	—
Difference in tax rates due to multiple jurisdictions	2,226	(6.21)	8,218	(4.80)
State taxes and others	29	(0.07)	5,964	(3.49)

Income tax expense	$19,988	(55.77%)	$5,393	(3.15%)

Although the Corporation reported a net loss before income tax of $35.8 million, it recognized an income tax expense for the quarter ended June 30, 2010 of $20.0 million. This is in part the result of having the BPPR and the EVERTEC reportable segments recognizing net income before taxes for the second quarter of 2010 of $41.8 million and $19.1 million and an income tax expense of $16.2 million and $7.3 million, respectively, while the BPNA reportable segment had a net loss before income tax of $57.0 million, with minimal income tax. The Corporation does not recognize a tax benefit on the loss of the BPNA reportable segment because a full valuation allowance on BPNA reportable segment deferred tax assets is being recognized since 2009. In addition, for tax purposes, the Corporation is not allowed to file consolidated tax returns for its Puerto Rico and U.S. operations as they are under different tax jurisdictions, and thus cannot benefit from the losses of its U.S. operations to offset taxes in its Puerto Rico operations.

Income tax expense amounted to $10.7 million for the six-month period ended June 30, 2010, compared with an income tax benefit of $21.5 million for the same period in 2009. The variance was principally due to lower net exempt interest income and a reduction in income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations as compared to the same period of 2009 and an increase in non-deductible interest expense related to the trust preferred securities issued to the U.S. Treasury.
Also, in 2009 a temporary five-percent special surtax was imposed on all corporations doing business in Puerto Rico, resulting in an income tax benefit as a consequence of adjusting the deferred tax assets to reflect the increase in tax rate.
The components of income tax for the six months ended June 30, 2010 and 2009 were as follows:

		Six months ended
	June 30, 2010		June 30, 2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$(53,305)	40.95%	$(98,567)	40.95%
Benefits of net tax exempt interest income	(12,036)	9.25	(26,856)	11.16
Effect of income subject to preferential tax rate	(1,106)	0.85	(59,273)	24.63
Deferred tax asset valuation allowance	61,728	(47.42)	145,229	(60.34)
Non-deductible expenses	13,882	(10.66)	—	—
Difference in tax rates due to multiple jurisdictions	6,321	(4.86)	22,476	(9.34)
State taxes and others	(4,771)	3.66	(4,549)	1.89

Income tax expense (benefit)	$10,713	(8.23%)	$(21,540)	8.95%

Refer to Note 27 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of June 30, 2010.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, EVERTEC and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 29 to the consolidated financial statements.
The Corporate group had a net loss of $33.8 million for the second quarter of 2010, compared with a net loss of $27.1 million for the quarter ended June 30, 2009, and a net loss of $52.4 million for the six months ended June 30, 2010 and $46.3 million for the same period in the previous year. The variance in the year-to-date results for the corporate group was principally due to higher net interest expense by $22.7 million, mostly due to interest expense related to the trust preferred securities issued to the U.S. Treasury in exchange for preferred stock and higher funding cost on term notes. This was partially offset by losses of $5.6 million related to other-than-temporary impairments on equity securities recorded during the six-month period ended June 30, 2009.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $25.5 million for the quarter ended June 30, 2010, compared with $6.8 million for the same quarter of 2009. The principal factors that contributed to the variance in the financial results for the second quarter of 2010, when compared with the same quarter of the previous year, included the following:

•	higher net interest income by $15.2 million, or 7%, primarily due to approximately $16.7 million in net interest income derived from the assets acquired and liabilities assumed in the Westernbank FDIC-assisted transaction, including the impact of the note payable issued to the FDIC. The BPPR reportable segment’s net interest yield was adversely impacted by funding the FDIC loss share indemnification asset, a non-interest earning asset, with interest bearing liabilities. The FDIC loss share indemnification asset accreted at a per-annum rate of approximately 4.21% for May and June 2010, which resulted in non-interest income of $23.3 million for the second quarter of 2010. In general, BPPR had a reduction in the cost of interest bearing deposits, mainly time deposits, partially offset by a reduction in the yield on earning assets, principally commercial loans, investment securities and money markets. The BPPR reportable segment had a net interest margin of 3.69% for the quarter ended June 30, 2010, compared with 3.77% for the same quarter in 2009.

•	lower provision for loan losses by $59.4 million, or 33%. The provision for loan losses represented 120% of net charge-offs for the second quarter of 2010, compared with 131% of net charge-offs for the same quarter of 2009. The ratio of allowance for loan losses to loans held-in-portfolio, excluding covered loans, for the BPPR reportable segment was 4.68% as of June 30, 2010, when compared with 4.26% as of the same date in 2009. Non-performing loans in this reportable segment totaled $1.7 billion as of June 30, 2010, compared with $1.3 billion at the same date in 2009, mainly related to construction, commercial and mortgage loans. Low absorption rates and high inventory continue to affect the local housing market which, coupled with a deteriorated economic environment may result in additional declines in real estate values in Puerto Rico, and may have a direct impact in the levels of net charge-offs and non-accruing commercial, construction and mortgage loan portfolios. The consumer loan portfolio continues to reflect stable performance in terms of delinquency levels. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPPR reportable segment.

•	lower non-interest income by $15.6 million, or 8%, mainly due to a reduction in gains on sale of securities by $44.9 million due to gains on the sale of equity securities in the second quarter of 2009 and lower trading account profit by $14.4 million associated with the mortgage banking business, which is described in the Non-Interest Income section of this MD&A. Also, there were higher net losses in the category of loans sold due to higher adjustments in indemnity reserves for loans sold by approximately $12.0 million, offset by higher gains on securitization transactions of mortgage loans by $5.0 million. These unfavorable variances were partially offset by $23.3 million in FDIC loss share income (accretion of indemnification asset) and $24.4 million income related to the decrease in the fair value of the equity appreciation instrument issued to the FDIC.

•	higher operating expenses by $26.5 million, or 13%, mainly due to higher personnel costs, professional fees and other operating expenses. The BPPR Westernbank operations accounted for $20.6 million in expenses during the quarter, which are expected to decrease as the Corporation completes the integration of Westernbank. Higher other operating expenses were mostly due to losses associated with write-downs in other real estate property. Refer to the Operating Expenses section of this MD&A.

•	higher income tax expense by $13.8 million, mainly due to higher income before tax on the BPPR reportable segment and lower exempt interest income, net of disallowance of expenses attributed to such exempt income.
Net income for the six months ended June 30, 2010 totaled $52.6 million, compared with $186.6 million for the same period in the previous year. These results reflected:
•	higher net interest income by $18.4 million, or 4%;

•	lower provision for loan losses by $102.4 million, or 31%;

•	lower non-interest income by $215.7 million, or 43%, which was mainly due to lower net gains on sale of investments securities, principally related to transactions that are described in the Non-Interest Income section of this MD&A;

•	higher operating expenses by $21.3 million, or 5%, principally related to the Westernbank FDIC-assisted transaction; and

•	income tax expense of $17.3 million for the six months ended June 30, 2010, compared to an income tax benefit of $0.7 million for the same period in the previous year. The variance was principally due to lower net exempt interest income and a reduction in income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations for the six months ended June 30, 2010 as compared with the same period of 2009. Also, the year 2009 included a temporary five-percent special surtax imposed on all corporations doing business in Puerto Rico, resulting in an income tax benefit as a consequence of adjusting the deferred tax assets to reflect the increase in tax rate in the first quarter of 2009.
Banco Popular North America
Banco Popular North America reportable segment, which includes the operations of E-LOAN, reported a net loss of $57.8 million for the second quarter of 2010, a decrease of $116.4 million, or 67%, when compared with the net loss of $174.2 million for the quarter ended June 30, 2009. The principal factors that contributed to the variance in results for the quarter ended June 30, 2010, when compared with the same quarter in the previous year, included:
•	lower net interest income by $5.5 million, or 7%, which was mainly due to a reduction in average earning assets by $1.7 billion, principally in loans by $1.5 billion, with a corresponding reduction in funding sources, primarily in interest bearing deposits by $1.5 billion. The impact of these unfavorable variances was partially offset by a higher net interest yield due to a higher reduction in the average costs of deposits, including internet deposits, compared to the reduction in loan yields.

•	lower provision for loan losses by $87.8 million, or 52%, prompted by credit quality indicators that reflect signs of stabilization in the U.S. operations. This decrease in the provision for loan losses was mainly the result of higher amounts provisioned during 2009 particularly for commercial and construction loans, U.S. mainland non-conventional residential mortgage loans, home equity lines of credit and closed-end second mortgages, combined with specific reserves recorded for loans considered impaired. Substantial reserve increases were recorded during 2009 as a result of the deteriorated conditions of the U.S. economy, declines in property values, and the slowdown in consumer spending. The U.S. real estate market has shown some improvement and stabilization in collateral values during 2010. The decrease of approximately $1.5 billion in loans held-in-portfolio since June 30, 2009, particularly in the commercial, construction consumer and mortgage loan portfolios, also contributed to the lower level of provision for loan losses for the quarter ended June 30, 2010. Net charge-offs for the BPNA reportable segment for the second quarter of 2010 decreased $21.2 million, or 17%, compared with the quarter ended June 30, 2009, primarily in the consumer loan portfolio. The provision for loan losses represented 80% of net charge-offs for the quarter ended June 30, 2010, compared with 138% of net charge-offs for the same period of the previous year. The allowance for loan losses to loans held-in-portfolio in this reportable segment was 7.57% as of June 30, 2010, compared with 5.32% as of June 30, 2009. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPNA reportable segment.

•	higher non-interest income by $10.2 million, mainly due to lower provisioning in indemnity reserves on loans sold in previous periods; and

•	lower operating expenses by $23.9 million, or 26%. This variance was principally the result of lower personnel costs, mainly salaries as a result of downsizing of U.S. operations; and lower other operating expenses, as a result of lower FDIC deposit insurance expenses.
Net loss for the six months ended June 30, 2010 totaled $162.0 million, compared with a net loss of $387.7 million for the same period in the previous year. These results reflected:
•	lower net interest income by $3.2 million, or 2%, mostly as a result of the same factors discussed for the quarter;

•	lower provision for loan losses by $177.2 million, or 46%, mostly as a result of the same factors discussed for the quarter;

•	higher non-interest income by $23.0 million principally due to reductions in the provisioning for indemnity reserves on loans previously sold, which considers factors such as reduced volume of disbursements and loss severities and expiration of indemnity terms.

•	lower operating expenses by $38.6 million, or 22%, mainly in personnel costs due to restructuring and staff reductions and lower FDIC deposit insurance assessments; and

•	income tax expense of $1.6 million for the six months ended June 30, 2010, compared with an income tax benefit of $8.2 million for the same period in the previous year.
EVERTEC
For the quarter ended June 30, 2010, the EVERTEC reportable segment had net income of $11.8 million, compared with $18.1 million for the same quarter in the previous year. The principal factors that contributed to the variance in results for the quarter ended June 30, 2010, when compared with the quarter ended June 30, 2009, included:

•	lower non-interest income by $5.1 million, or 7%, primarily due to gains on sale of equity securities of $7.9 million during the second quarter of 2009, partially offset by higher revenues derived from business process outsourcing, which are mainly related to services provided to BPNA on E-LOAN’s internet deposits platform and electronic benefit transfer fees;

•	higher operating expenses by $0.9 million, or 2%, primarily due to higher professional services and net occupancy expenses; and

•	higher income tax expense by $0.3 million, in part due to higher taxable income.
Net income for the six months ended June 30, 2010 totaled $22.0 million, a decrease of $6.0 million, or 21%, compared with the same period in the previous year. These results reflected:
•	lower non-interest income by $4.4 million, or 3%, which was mainly due to gains on sale of equity securities during 2009;

•	lower operating expenses by $0.8 million, or 1%; and

•	higher income tax expense by $2.3 million, or 19%, mostly due to higher taxable income.
As discussed in the Overview section of this MD&A, the Corporation has entered into an agreement to sell a 51% interest in EVERTEC.
FINANCIAL CONDITION
Assets
As of June 30, 2010, the Corporation’s total assets were $42.4 billion, compared with $34.7 billion as of December 31, 2009 and $36.5 billion as of June 30, 2009. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates. The increase in total assets from December 31, 2009 to June 30, 2010 was due to the Westernbank FDIC-assisted transaction, which as of the April 30, 2010 transaction date added $8.4 billion in total assets, net of fair value adjustments, to the Corporation’s financial condition.
Investment securities
Table F provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis as of June 30, 2010, December 31, 2009 and June 30, 2009. Also, Notes 8 and 9 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.
TABLE F

Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	June 30,	December 31,		June 30,
(In millions)	2010	2009	Variance	2009	Variance

U.S. Treasury securities	$166.5	$56.2	$110.3	$30.8	$135.7
Obligations of U.S. Government sponsored entities	1,749.5	1,647.9	101.6	1,781.4	(31.9)
Obligations of Puerto Rico, States and political subdivisions	236.4	262.8	(26.4)	382.3	(145.9)
Collateralized mortgage obligations — federal agencies	1,445.0	1,600.2	(155.2)	1,673.7	(228.7)
Collateralized mortgage obligations — private label	102.2	117.8	(15.6)	136.7	(34.5)
Mortgage-backed securities	2,979.7	3,210.2	(230.5)	3,542.8	(563.1)
Equity securities	8.7	7.8	0.9	8.2	0.5
Others	2.6	4.8	(2.2)	10.6	(8.0)

Total investment securities AFS and HTM	$6,690.6	$6,907.7	$(217.1)	$7,566.5	$(875.9)

The portfolio of investment securities consists primarily of very liquid, high quality securities. The reduction in investment securities from December 31, 2009 and June 30, 2009 to June 30, 2010 was mostly impacted by maturities and prepayments. The cash proceeds from these activities were not fully reinvested as part of a strategy to deleverage the balance sheet. The Westernbank FDIC-assisted transaction did not contribute significantly to the Corporation’s portfolio of investment securities, as the Corporation only acquired $59 million in FHLB stock as part of the transaction, which were redeemed prior to June 30, 2010.

As of June 30, 2010, there were investment securities AFS and HTM with a fair value of $401 million in an unrealized loss position. The unrealized losses on these particular securities approximated $11 million as of June 30, 2010. These figures compare with securities of $1.8 billion with unrealized losses of $31 million as of December 31, 2009. Management performed its quarterly analysis of all debt securities in an unrealized loss position as of June 30, 2010. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. As of June 30, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell those investment securities prior to recovery of their amortized cost basis. Notes 8 and 9 to the consolidated financial statements provide additional information by investment categories of the unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
Loans
Refer to Table G, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Included in Table G are $101 million of loans held-for-sale as of June 30, 2010, compared with $91 million as of December 31, 2009 and $243 million as of June 30, 2009. Loans covered under the FDIC loss sharing agreements, which were acquired in April 30, 2010, are presented in a separate line item in Table G. Because of the loss protection provided by the FDIC, the risks of the covered loans are significantly different, thus the Corporation has determined to segregate them in the information included in table.
Excluding the acquired covered loans, all loan portfolios as of June 30, 2010, except for mortgage loans, declined compared with December 31, 2009 and June 30, 2009. This generally reflects weak loan demand, the high level of loan charge-offs as a result of the downturn in the real estate market and continued weakened economy, and the exiting or downsizing of certain loan origination channels due to strategic decisions.
TABLE G

Loans Ending Balances (including loans held-for-sale)

			Variance		Variance
			June 30, 2010		June 30, 2010
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2010	2009	2009	2009 [2]	2009

Loans not covered under FDIC loss sharing agreements:
Commercial	$11,788,669	$12,666,955	$(878,286)	$13,119,330	$(1,330,661)
Construction	1,496,155	1,724,373	(228,218)	2,033,448	(537,293)
Lease financing	636,913	675,629	(38,716)	730,396	(93,483)
Mortgage [1]	4,786,933	4,691,145	95,788	4,646,521	140,412
Consumer	3,858,969	4,045,807	(186,838)	4,319,214	(460,245)

Total non-covered loans	$22,567,639	$23,803,909	$(1,236,270)	$24,848,909	$(2,281,270)
Loans covered under FDIC loss sharing agreements [3]	4,079,017	—	4,079,017	—	4,079,017

Total loans	$26,646,656	$23,803,909	$2,842,747	$24,848,909	$1,797,747

[1]	Includes residential construction loans.

[2]	Loans disclosed exclude the discontinued operations of PFH.

[3]	Refer to Note 10 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the acquired covered loans.
As of June 30, 2010, the commercial and construction loan portfolios decreased $1.1 billion when compared to December 31, 2009. The decrease in these portfolios was both reflected in the BPPR and BPNA reportable segments and was impacted by lower new loan origination activity, portfolio run-off associated with exited origination channels in the U.S. operations, and loan charge-offs during the six months ended June 30, 2010. The decline in commercial and construction loans from June 30, 2009 to June 30, 2010 was influenced by similar factors as described above.
The decrease in the consumer loan portfolio from December 31, 2009 to June 30, 2010 by approximately $187 million, or 5%, was mostly reflected in personal and auto loans in Puerto Rico and home equity lines of credit and closed-end second mortgages in E-LOAN. Net charge-offs in the consumer loan portfolio amounted to $110.8 million for the six months ended June 30, 2010. Also, portfolio run-off exceeded the volume of new personal and auto loan originations in the BPPR reportable segment due to current weak economic conditions. Furthermore, the run-off of Popular Finance’s loan portfolio contributed to such decrease. Popular Finance’s operations were closed in late 2008. Also, there were reductions in the consumer loan portfolio of the BPNA reportable segment, primarily due to loan charge-offs and the run-off of its auto, closed-end second mortgages and home equity lines of credit portfolios, which represent business lines exited in prior years. Consumer loans as of June 30, 2010 decreased significantly from June 30, 2009 as a result of similar factors. Consumer loans as of June 30, 2010 include $45 million in credit cards pertaining to BPPR’s Westernbank operations and which are not covered by the FDIC under the loss sharing agreements.
The decline in the lease financing portfolio from December 31, 2009 to June 30, 2010 was mostly at the BPPR reportable segment by $24 million, which as well as the other loan portfolios continues to reflect the general slowdown in originations. The Corporation’s U.S. operations are no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.
The mortgage loan portfolio as of June 30, 2010 increased $96 million from December 31, 2009. The BPPR reportable segment showed an increase of $195 million, while the BPNA reportable segment experienced a reduction of $110 million. The reduction at BPNA resulted principally from the discontinuance of the non-conventional mortgage loan origination business in the Corporation’s U.S. mainland operations. The Corporation’s mortgage loan origination subsidiary in Puerto Rico, Popular Mortgage, continued its efforts to originate loans despite the oversupply of housing developments, the decline in the volume of sales and the weak economic conditions in the Island. There is a reduction from June 30, 2009 in BPNA due to high volume of net charge-offs in the non-conventional mortgage loan portfolio and run-off of the portfolio.
The covered loans were initially recorded at fair value. Their carrying value approximated $4.1 billion as of June 30, 2010, of which approximately 66% pertained to commercial and construction loans, 31% to mortgage loans and 3% to consumer loans. The unpaid principal balance on the covered loans approximated $8.4 billion as of June 30, 2010. Note 10 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $3.8 billion of their carrying value as of June 30, 2010, is accounted for under ASC Subtopic 310-30.
Under ASC Subtopic 310-30, the covered loans acquired from the FDIC were aggregated into pools based on similar characteristics, including factors such as loan type, interest rate type, accruing status, and amortization type. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Subtopic 310-30, the difference between the undiscounted cash flows expected at acquisition and the fair value of the loans, or the “accretable yield,” is recognized as interest income using the effective yield method over the estimated life of the loan if the timing and amount of the future cash flows of the pool is reasonably estimable. The non-accretable difference represents the difference between undiscounted contractually required principal and interest and the undiscounted cash flows expected to be collected. The non-accretable difference was established in purchase accounting to absorb losses expected at the acquisition date on such loans. Amounts absorbed by the non-accretable difference do not affect the statement of operations or the allowance for loan losses. Loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. The loans under ASC Subtopic 310-30 will be reviewed each reporting period to determine whether any changes occurred in expected cash flows that would result in a reclassification from non-accretable difference to accretable yield or in the establishment of an allowance for loan losses.

The following table presents acquired loans accounted for pursuant to ASC Subtopic 310-30 as of the April 30, 2010 acquisition date:

(In thousands)

Contractually-required principal and interest	$10,995,387
Non-accretable difference	5,789,480

Cash flows expected to be collected	5,205,907
Accretable yield	1,303,908

Fair value of loans accounted for under ASC Subtopic 310-30	$3,901,999	[1]

[1]	Reflects a difference of $11.4 million compared with the amounts disclosed in the Form 8-K/A filed on July 16, 2010, which included the financial statements and exhibits pertaining to the Westernbank FDIC-assisted transaction at the acquisition date. The Corporation reassessed the classification of certain acquired loans and, due to their revolving characteristics, reclassified the loans for accounting purposes from ASC Subtopic 310-30 to ASC Subtopic 310-20. The reclassification did not impact the fair value of the loans.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.
Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction as of and for the quarter ended June 30, 2010, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

		Carrying amount
(In thousands)	Accretable yield	of loans

Balance at beginning of period	—	—
Additions [1]	$1,303,908	$3,901,999
Accretion	(38,998)	38,998
Payments received, net	—	(130,169)

Balance at end of period	$1,264,910	$3,810,828

[1]	Represents the estimated fair value of the loans at the date of acquisition. There were no reclassifications from non-accretable difference to accretable yield from April 30, 2010 to June 30, 2010.

As indicated in Note 3 to the consolidated financial statements, the Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income using the effective yield method over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 as of the April 30, 2010 acquisition date:

(In thousands)

Fair value of loans accounted under ASC Subtopic 310-20	$358,989	[1]

Gross contractual amounts receivable (principal and interest)	$1,007,880

Estimate of contractual cash flows not expected to be collected	$614,653

[1]	Reflects a difference of $11.4 million compared with the amounts disclosed in the Form 8-K/A filed on July 16, 2010, which included the financial statements and exhibits pertaining to the Westernbank FDIC-assisted transaction at the acquisition date. The Corporation reassessed the classification of certain acquired loans and, due to their revolving characteristics, reclassified the loans for accounting purposes from ASC Subtopic 310-30 to ASC Subtopic 310-20. The reclassification did not impact the fair value of the loans.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.
As of June 30, 2010, acquired loans accounted pursuant to the guidance of ASC Subtopic 310-20 had a carrying amount of approximately $313 million.

FDIC loss share indemnification asset
As part of the loan portfolio fair value estimation in the Westernbank FDIC-assisted transaction, the Corporation established the FDIC loss share indemnification asset, which represents the present value of the estimated losses on loans to be reimbursed by the FDIC. The FDIC loss share indemnification asset amounted to $3.3 billion as of June 30, 2010 and is presented in a separate line item in the consolidated statement of condition. The estimated losses were based on the same cash flow estimates used in determining the fair value of the loans. The FDIC loss share receivable will be reduced as losses are recognized on loans and loss sharing payments are received from the FDIC. Expected losses in excess of acquisition date estimates will increase the FDIC loss indemnification asset. Conversely, if expected losses are less than acquisition date estimates, the portion of the FDIC loss share indemnification asset no longer expected to result in a payment from the FDIC will be amortized to earnings using the effective interest method. Covered loans under the loss sharing agreements are reported exclusive of the estimated FDIC loss share indemnification asset.
Other assets
Table H provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition as of June 30, 2010, December 31, 2009 and June 30, 2009.
TABLE H

Breakdown of Other Assets

			Variance		Variance
			June 30, 2010		June 30, 2010
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2010	2009	2009	2009	2009

Net deferred tax assets (net of valuation allowance)	$347,396	$363,967	$(16,571)	$390,467	$(43,071)
Bank-owned life insurance program	235,499	232,387	3,112	228,675	6,824
Prepaid FDIC insurance assessment	179,130	206,308	(27,178)	—	179,130
Other prepaid expenses	161,963	130,762	31,201	136,634	25,329
Investments under the equity method	98,234	99,772	(1,538)	91,558	6,676
Derivative assets	79,571	71,822	7,749	76,019	3,552
Trade receivables from brokers and counterparties	73,110	1,104	72,006	66,943	6,167
Others	227,169	216,037	11,132	224,553	2,616

Total other assets	$1,402,072	$1,322,159	$79,913	$1,214,849	$187,223

The increase in other assets from December 31, 2009 to June 30, 2010 was primarily due to higher trade receivables from brokers and counterparties, which were mostly related to higher mortgage-backed securities sold by Popular Mortgage prior to quarter-end, with settlement date in July 2010. When compared to June 30, 2009, the major variance was reflected in the prepaid FDIC insurance assessment, which represents the unamortized balance of the FDIC insurance premiums prepaid in 2009, which correspond to years 2010 through 2012.
Deposits and Borrowings

Deposits
A breakdown of the Corporation’s deposits at period-end is included in Table I.
TABLE I

Deposits Ending Balances

			Variance		Variance
			June 30, 2010		June 30, 2010
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2010	2009	2009	2009	2009

Demand deposits *	$5,419,347	$5,066,282	$353,065	$5,115,351	$303,996
Savings, NOW and money market deposits	10,600,396	9,635,347	965,049	9,605,716	994,680
Time deposits	11,093,830	11,223,265	(129,435)	12,192,418	(1,098,588)

Total deposits	$27,113,573	$25,924,894	$1,188,679	$26,913,485	$200,088

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as time deposits, amounted to $2.0 billion as of June 30, 2010, compared with $2.7 billion as of December 31, 2009 and June 30, 2009.
The increase in demand and saving deposits from December 31, 2009 to June 30, 2010 was principally related to the deposits assumed in the Westernbank FDIC-assisted transaction. The BPPR Westernbank operations had demand and savings deposits of $298 million and $865 million, respectively, as of June 30, 2010. The decrease in time deposits from December 31, 2009 to June 30, 2010, was influenced by the decrease in brokered certificates of deposit and a decrease in the BPNA reportable segment by $409 million, partially offset by $1.1 billion in deposits from BPPR’s Westernbank operations.
The increase in demand and savings accounts from June 30, 2009 to June 30, 2010 was principally related to the deposits assumed in the Westernbank FDIC-assisted transaction, which as of June 30, 2010 approximated $1.2 billion. This increase was partially offset by a reduction in brokered certificates of deposit of $767 million. Also, there was a reduction in other time deposits of $1.1 billion in the BPNA reportable segment and $370 million in the BPPR reportable segment, excluding the impact of the aforementioned time deposits of BPPR’s Westernbank operations. The decrease at BPNA was impacted by the closure and sale of branches of BPNA. In addition, there were reduced levels of deposits gathered through E-LOAN’s internet platform, in part influenced by the effect of a reduction in the pricing of these deposits and strategic actions taken that reduced BPNA’s asset base considerably. The decline in the BPPR reportable segment, excluding the assumed deposits from Westernbank, pertained to both retail and commercial accounts.
Borrowings
The Corporation’s borrowings amounted to $10.5 billion as of June 30, 2010, compared with $5.3 billion as of December 31, 2009 and $5.6 billion as of June 30, 2009. The increase in borrowings from the end of 2009 to June 30, 2010 was related to the note payable issued to the FDIC in relation to the FDIC-assisted transaction, which has a carrying amount of $5.7 billion as of quarter end. The note payable issued to the FDIC is collateralized by the covered loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. As of June 30, 2010, the carrying amount of loans and other real estate property that serves as collateral on the note amounted to approximately $4.0 billion. The entire outstanding principal balance of the note payable to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note. Borrowings under the note bear interest at the per annum rate of 2.50% and is paid monthly. The Corporation may prepay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. As a subsequent event, on July 26, 2010, the Corporation prepaid $2.0 billion of the note payable to the FDIC from funds unrelated to the assets securing the note.
The increase in borrowings from June 30, 2009 to the same date in 2010 was also due to the aforementioned note payable issued to the FDIC, partially offset by a $644 million reduction in repurchase agreements.
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
In August 2009, the Corporation issued junior subordinated debentures with an aggregate liquidation amount of $936 million as part of the exchange agreement with the U.S. Treasury. As of June 30, 2010, the outstanding book balance of these debentures was $434 million since it is reported net of a discount amounting to $502 million. The discount resulted from the recording of the debentures at fair value because of the accounting treatment of the exchange. The aforementioned increase in junior subordinated debentures was partially offset by the reduction in previously outstanding junior subordinated debentures of $410 million, associated with the exchange of trust preferred securities for common stock. Refer to the 2009 Annual Report for information on the exchange transactions.

Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s borrowings as of June 30, 2010, December 31, 2009 and June 30, 2009. Also, refer to the Liquidity Risk section in this MD&A for additional information on the Corporation’s funding sources as of June 30, 2010.
Other liabilities
The increase in other liabilities from $983 million as of December 31, 2009 to $1.2 billion as of June 30, 2010 included two items directly associated to the Westernbank FDIC-assisted transaction. Such items included: (1) the equity appreciation instrument described in the Westernbank FDIC-assisted transaction section in this MD&A with a fair value of $28.1 million as of June 30, 2010, and a $132.4 million contingent liability for unfunded loan commitments recorded at the April 30, 2010 acquisition date pertaining primarily to commercial and construction loans and commercial revolving lines of credit. Losses incurred on loan disbursements made under these unfunded loan commitments may be covered by the FDIC loss sharing agreements provided that the Corporation complies with specific requirements under such agreements.
Stockholders’ Equity
Stockholders’ equity totaled $3.6 billion as of June 30, 2010, compared with $2.5 billion as of December 31, 2009 and $2.9 billion as of June 30, 2009. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss. The increase in stockholders’ equity from December 31, 2009 to June 30, 2010 was due to the aforementioned issuance of depositary shares and conversion to common stock during the second quarter of 2010, which contributed with $1.15 billion in additional capital. The increase from the new capital issuance was partially offset by the net loss recorded during 2009 and the six months ended June 30, 2010.
Included within surplus in stockholders’ equity as of June 30, 2010 and December 31, 2009 was $402 million corresponding to a statutory reserve fund applicable exclusively to Puerto Rico banking institutions. This statutory reserve fund totaled $392 million as of June 30, 2009. The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. As of June 30, 2010 and 2009 and December 31, 2009, BPPR was in compliance with the statutory reserve requirement.

REGULATORY CAPITAL
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of June 30, 2010, December 31, 2009, and June 30, 2009 are presented on Table J. As of such dates, BPPR and BPNA were well-capitalized.
TABLE J

Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2010	2009	2009

Risk-based capital
Tier I capital	$3,415,928	$2,563,915	$2,993,330
Supplementary (Tier II) capital	352,077	346,527	358,856

Total capital	$3,768,005	$2,910,442	$3,352,186

Risk-weighted assets
Balance sheet items	$23,864,562	$23,182,230	$24,735,838
Off-balance sheet items	3,329,739	2,964,649	3,154,444

Total risk-weighted assets	$27,194,301	$26,146,879	$27,890,282

Average assets	$38,854,546	$34,197,244	$36,217,245

Ratios:
Tier I capital (minimum required — 4.00%)	12.56%	9.81%	10.73%
Total capital (minimum required — 8.00%)	13.86	11.13	12.02
Leverage ratio *	8.79	7.50	8.26

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

As of June 30, 2010, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,175,544, Tier I Capital of $1,087,772, and Tier I Leverage of $1,165,636 based on a 3% ratio or $1,554,182 based on a 4% ratio according to the Bank’s classification.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 Capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 Capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of June 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. As of December 31, 2009, there were $7 million of the outstanding trust preferred securities which were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit would be effective on March 31, 2011. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently passed in July 2010, has a provision to effectively phase out the use of trust preferred securities as Tier 1 capital throughout a five-year period. As of June 30, 2010, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. As of June 30, 2010, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 that are exempt from the phase-out provisions of the Act.
The Corporation’s tangible common equity ratio was 6.67% as of June 30, 2010 and 5.40% as of December 31, 2009. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 9.22% as of June 30, 2010, compared with 6.39% as of December 31, 2009.
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
The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of June 30, 2010 and December 31, 2009.

(In thousands, except share or per share information)	June 30, 2010	December 31, 2009

Total stockholders’ equity	$3,603,448	$2,538,817
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(710,579)	(604,349)
Less: Other intangibles	(63,720)	(43,803)

Total tangible common equity	$2,778,989	$1,840,505

Total assets	$42,443,652	$34,736,325
Less: Goodwill	(710,579)	(604,349)
Less: Other intangibles	(63,720)	(43,803)

Total tangible assets	$41,669,353	$34,088,173

Tangible common equity to tangible assets	6.67%	5.40%
Common shares outstanding at end of period	1,022,695,797	639,540,105
Tangible book value per common share	$2.72	$2.88

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

The table below reconciles the Corporation’s total common stockholders’ equity (GAAP) as of June 30, 2010 and December 31, 2009 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

	June 30,	December 31,
(In thousands)	2010	2009

Common stockholders’ equity	$3,553,288	$2,488,657
Less: Unrealized gains on available-for-sale securities, net of tax [1]	(191,673)	(91,068)
Less: Disallowed deferred tax assets [2]	(183,759)	(179,655)
Less: Intangible assets:
Goodwill	(710,579)	(604,349)
Other disallowed intangibles	(34,880)	(18,056)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,785)	(2,343)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges [3]	75,669	78,488

Total Tier 1 common equity	$2,506,281	$1,671,674

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

[2]	Approximately $186 million of the Corporation’s $347 million of net deferred tax assets as of June 30, 2010 ($186 million and $364 million, respectively, as of December 31, 2009), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $184 million of such assets as of June 30, 2010 ($180 million as of December 31, 2009) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $23 million of the Corporation’s other net deferred tax assets as of June 30, 2010 ($2 million as of December 31, 2009) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

[3]	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table K.
The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:
•	Commercial and construction loans — recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest, or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions on these loans are charged-off at no longer than 365 days past due.

•	Lease financing — recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•	Mortgage loans — recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due.

•	Consumer loans — recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears.

•	Troubled debt restructurings (“TDRs”) — Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as a TDR).

Acquired covered loans from the Westernbank FDIC-assisted transaction that are restructured after acquisition are not considered restructured loans for purposes of the Corporation’s accounting and disclosure if the loans are accounted for in pools pursuant to ASC Subtopic 310-30.

•	As previously indicated in this MD&A and notes to the accompanying financial statements, covered loans acquired in the Westernbank FDIC-assisted transaction, except for lines of credit with revolving privileges, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

•	Lines of credit with revolving privileges that were acquired as part of the Westernbank FDIC-assisted transaction are accounted under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income using the effective yield method over the life of the loan. Loans accounted for under ASC Subtopic 310-20 are placed on non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.
The non-performing assets acquired in the FDIC-assisted transaction were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected credit losses. To the extent actual or projected cash flows are less than originally estimated at the acquisition date, provisions for loan losses on the acquired loan portfolio will be recognized; however, these provisions would be mostly offset by a corresponding increase in the FDIC loss share indemnification asset if the loans are covered under the loss sharing agreements, measured based on the loss share percentages. The increase in the indemnification asset will impact non-interest income, while the decrease in the expected cash flows on the loans will impact the provision for loan losses in the consolidated statement of operations.
Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across quarters or year-to-date periods.

TABLE K

Non-Performing Assets

				As a		As a
		As a percentage		percentage		percentage
	June 30,	of loans HIP	December 31,	of loans HIP	June 30,	of loans HIP
(Dollars in thousands)	2010	by category [2]	2009	by category	2009	by category

Commercial	$801,378	6.8%	$836,728	6.6%	$686,150	5.2%
Construction	843,806	56.4	854,937	49.6	767,029	37.7
Lease financing	7,548	1.2	9,655	1.4	11,825	1.6
Mortgage	613,838	13.1	510,847	11.1	441,773	9.9
Consumer	63,021	1.6	64,185	1.6	71,413	1.7

Total non-performing loans, excluding covered loans	2,329,591	10.4%	2,276,352	9.6%	1,978,190	8.0%
Other real estate owned (“OREO”), excluding covered OREO	142,372		125,483		105,553

Total non-performing assets, excluding covered assets	2,471,963		2,401,835		2,083,743
Covered loans and OREO [1]	174,008		—		—

Total non-performing assets	$2,645,971		$2,401,835		$2,083,743

Accruing loans past due 90 days or more [3]	$275,263		$239,559		$180,730

Ratios excluding covered loans:
Non-performing assets to total assets	6.44%		6.91%		5.71%
Allowance for loan losses to loans held-in-portfolio	5.68		5.32		4.66
Allowance for loan losses to non-performing loans	54.82		55.40		57.94

Ratios including covered loans:
Non-performing assets to total assets	6.23%		6.91%		5.71%
Allowance for loan losses to loans held-in-portfolio	4.81		5.32		4.66
Allowance for loan losses to non-performing loans	52.61		55.40		57.94

HIP = “held-in-portfolio”

[1]	The amount consists of $98 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $76 million in covered OREO. It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[2]	Loans held-in-portfolio used in the computation exclude $4.1 billion in covered loans as of June 30, 2010.

[3]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $85 million as of June 30, 2010. This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

As of June 30, 2010, non-performing loans secured by real estate, excluding covered loans, amounted to $1.5 billion, or 16.63% of total loans secured by real estate, excluding covered loans, in the Puerto Rico operations and $638 million or 10.60%, respectively, in the U.S. mainland operations. These figures compare to $1.3 billion or 14.92% in the Puerto Rico operations and $697 million or 10.69% in the U.S. mainland operations as of December 31, 2009.
In addition to the non-performing loans included in Table K, as of June 30, 2010, there were $304 million of performing loans, excluding covered loans, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $248 million as of December 31, 2009 and $202 million as of June 30, 2009.

Table L summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters and six months ended June 30, 2010 and 2009.
TABLE L

Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six months ended June 30,
(Dollars in thousands)	2010		2009		Variance	2010		2009		Variance

Balance at beginning of period	$1,277,036		$1,057,125		$219,911	$1,261,204		$882,807		$378,397
Provision for loan losses	202,258		349,444		(147,186)	442,458		721,973		(279,515)
Losses:
Commercial	83,249		74,809		8,440	170,201		123,636		46,565
Construction	55,891		76,687		(20,796)	108,298		121,495		(13,197)
Lease financing	4,258		5,203		(945)	9,748		11,149		(1,401)
Mortgage	27,926		25,170		2,756	56,528		56,763		(235)
Consumer	62,793		92,693		(29,900)	133,183		176,091		(42,908)

Total losses	234,117		274,562		(40,445)	477,958		489,134		(11,176)

Recoveries:
Commercial	12,111		4,931		7,180	19,946		12,422		7,524
Construction	2,335		153		2,182	3,304		153		3,151
Lease financing	1,167		1,083		84	2,723		2,071		652
Mortgage	1,776		537		1,239	3,004		982		2,022
Consumer	14,450		7,528		6,922	22,335		14,965		7,370

Total recoveries	31,839		14,232		17,607	51,312		30,593		20,719

Net loans charged-off:
Commercial	71,138		69,878		1,260	150,255		111,214		39,041
Construction	53,556		76,534		(22,978)	104,994		121,342		(16,348)
Lease financing	3,091		4,120		(1,029)	7,025		9,078		(2,053)
Mortgage	26,150		24,633		1,517	53,524		55,781		(2,257)
Consumer	48,343		85,165		(36,822)	110,848		161,126		(50,278)

Total net loans charged-off	202,278		260,330		(58,052)	426,646		458,541		(31,895)

Balance at end of period	$1,277,016		$1,146,239		$130,777	$1,277,016		$1,146,239		$130,777

Ratios excluding covered loans:
Annualized net charge-offs to average loans held-in-portfolio	3.58%		4.19%			3.72%		3.65%
Provision for loan losses to net charge-offs	1.00	x	1.34	x		1.04	x	1.57	x
Ratios including covered loans:
Annualized net charge-offs to average loans held-in-portfolio	3.19%		4.19%			3.51%		3.65%
Provision for loan losses to net charge-offs	1.00	x	1.34	x		1.04	x	1.57	x

Note:	There was no need to record an allowance for loan losses on the covered loans as of June 30, 2010 considering that cash flows expected to be collected on the covered loans are not less than anticipated as of the April 30, 2010 acquisition date.

Table M presents annualized net charge-offs to average loans held-in-portfolio by loan category for the quarters and six months ended June 30, 2010 and 2009.
TABLE M

Annualized Net Charge-offs to Average Loans Held-in-Portfolio, excluding covered loans

	Quarters ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Commercial	2.37%	2.11%	2.46%	1.66%
Construction	13.79	14.46	13.02	11.25
Lease financing	1.93	2.25	2.17	2.49
Mortgage	2.31	2.27	2.37	2.55
Consumer	4.97	7.73	5.63	7.17

Total annualized net charge-offs to average loans held-in-portfolio	3.58%	4.19%	3.72%	3.65%

Note:	Average loans held-in-portfolio exclude covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component. The Westernbank acquired loan portfolio did not impact net charge-offs for the quarter and six months ended June 30, 2010.

Commercial loans
As shown in Table K, the level of non-performing commercial loans as of June 30, 2010, compared to December 31, 2009, decreased on a consolidated basis from December 31, 2009, mainly in the BPNA reportable segment. This decrease was attributed in part to certain commercial real estate loans which were paid off during the second quarter of 2010. As shown in the next table, the level of non-performing commercial loans in the Puerto Rico operations as of June 30, 2010 has remained high, when compared with the end of 2009, due to continued weak economic conditions. The level of non-performing commercial loans in the United States operations has shown improved performance from December 31, 2009. As compared to December 31, 2009, the percentage of non-performing commercial loans to commercial loans held-in-portfolio as of June 30, 2010 increased in the BPPR reportable segment influenced by the significant loan portfolio reduction and sustained high level of delinquencies.
The substantial increase in non-performing commercial loans from June 30, 2009 to the same date in 2010 was due to the downturn in the U.S. economy and Puerto Rico’s recessionary economy, principally during 2009. The table that follows provides information on commercial non-performing loans as of June 30, 2010, June 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and six months ended June 30, 2010 and June 30, 2009 for the BPPR and BPNA reportable segments.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPPR Reportable Segment:
Non-performing commercial loans	$520,853	$516,184	$448,302	$520,853	$448,302
Non-performing commercial loans to commercial loans HIP, both excluding covered loans	7.72%	7.25%	6.21%	7.72%	6.21%
Commercial loan net charge-offs	$31,838	—	$41,539	$64,538	$56,152
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans	1.85%	—	2.27%	1.85%	1.52%

BPNA Reportable Segment:
Non-performing commercial loans	$280,524	$320,477	$237,849	$280,524	$237,849
Non-performing commercial loans to commercial loans HIP	5.57%	5.79%	4.07%	5.57%	4.07%
Commercial loan net charge-offs	$39,300	—	$28,340	$85,718	$55,064
Commercial loan net charge-offs (annualized) to average commercial loans HIP	3.07%	—	1.92%	3.26%	1.84%

There were 3 commercial loan relationships greater than $10 million in non-accrual status with an outstanding debt of approximately $33 million as of June 30, 2010, compared with 5 commercial loan relationships with an outstanding debt of approximately $100 million as of December 31, 2009, and 6 commercial loan relationships with an outstanding debt of $78 million as of June 30, 2009.

The Corporation’s commercial loan net charge-offs for the quarter ended June 30, 2010 slightly increased when compared with the quarter ended June 30, 2009. This increase was the net result of a decrease in the BPPR reportable segment offset by an increase in the BPNA reportable segment. Despite the positive variance when compared to the quarter ended June 30, 2009, the commercial loan portfolio at the BPPR reportable segment has continued to reflect high delinquency levels during 2010 due to the prolonged recession in Puerto Rico. However, during the six months ended June 30, 2010, certain commercial loan segments in the U.S. mainland, particularly small business portfolios, have shown improved performance in terms of delinquencies and losses.
The allowance for loan losses corresponding to commercial loans held-in-portfolio represented 4.06% of that portfolio, excluding covered loans, as of June 30, 2010, compared with 3.46% as of December 31, 2009. The ratio of allowance to non-performing loans in the commercial loan category was 59.71% as of June 30, 2010, compared with 52.31% as of December 31, 2009.
The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding construction and covered loans, amounted to $7.2 billion as of June 30, 2010, of which $3.3 billion was secured with owner occupied properties, compared with $7.5 billion and $3.4 billion, respectively, as of December 31, 2009. CRE non-performing loans amounted to $582 million or 8.04% of CRE loans as of June 30, 2010, compared to $557 million or 7.41%, respectively, as of December 31, 2009. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 9.61% and 6.18%, respectively, as of June 30, 2010, compared with 8.29% and 6.39%, respectively, as of December 31, 2009.
As of June 30, 2010, the Corporation’s commercial loan portfolio, excluding covered loans, included a total of $207 million of loan modifications for the BPPR reportable segment and $2 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these commercial loan TDRs amounted to $1 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment as of June 30, 2010. The commercial loan TDRs were evaluated for impairment resulting in a specific reserve of $40 million for the BPPR reportable segment and $0.4 million for the BPNA reportable segment as of June 30, 2010.
Construction loans
As shown in Table K, non-performing construction loans decreased $11 million from December 31, 2009 to June 30, 2010, resulting from a decrease in the BPNA reportable segment offset by an increase in the BPPR reportable segment. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 49.6% as of December 31, 2009 to 56.4% as of June 30, 2010, after considering a reduction of $229 million in construction loans held-in-portfolio, excluding covered loans, at both reportable segments. The ratio of non-performing construction loans to construction loans held-in-portfolio was 37.7% as of June 30, 2009.
There were 23 construction loan relationships greater than $10 million in non-performing status with an outstanding debt of $568 million as of June 30, 2010, mostly related to the Puerto Rico operations, compared with 22 construction loan relationships with an outstanding debt of $544 million as of December 31, 2009. As of June 30, 2009, there were 22 construction loan relationships with an outstanding debt of $568 million in non-performing status. The construction loans in non-performing status for both reportable segments are primarily residential real estate construction loans which have been adversely impacted by general market conditions, decreases in property values, oversupply in certain areas and reduced absorption rates.
The decrease in construction loans net charge-offs for the quarter ended June 30, 2010, compared with the same quarter in the previous year, was principally related to the BPPR reportable segment due in part to a particular credit relationship charged-off during the second quarter of 2009. The construction loan portfolio is currently considered one of the higher-risk portfolios of the Corporation as it continues to be adversely impacted by depressed economic and housing market conditions, particularly in Puerto Rico.

Management has identified construction loans considered impaired and has established specific reserves based on the value of the collateral. The allowance for loan losses corresponding to construction loans, excluding covered loans, represented 21.97% of that portfolio, excluding covered loans, as of June 30, 2010, compared with 19.79% as of December 31, 2009. The ratio of allowance to non-performing loans in the construction loans category was 38.94% as of June 30, 2010, compared with 39.92% as of December 31, 2009.
The BPPR reportable segment’s construction loan portfolio, excluding covered loans, totaled $973 million as of June 30, 2010, compared with $1.1 billion as of December 31, 2009 and $1.3 billion as of June 30, 2009. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment totaled $238 million or 24.50% of construction loans held-in-portfolio, excluding covered loans, as of June 30, 2010 compared to $215 million or 19.86%, respectively, as of December 31, 2009. The table that follows provides information on construction non-performing loans as of June 30, 2010, June 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and six months ended June 30, 2010 and June 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPPR Reportable Segment:
Non-performing construction loans	$629,282	$604,610	$586,048	$629,282	$586,048
Non-performing construction loans to construction loans HIP, excluding covered loans	64.68%	55.86%	44.51%	64.65%	44.51%
Construction loan net charge-offs	$31,477	—	$47,985	$58,134	$71,886
Construction loans net charge-offs (annualized) to average construction loans HIP, excluding covered loans	12.54%	—	13.92%	11.27%	10.22%

The BPNA reportable segment construction loan portfolio totaled $523 million as of June 30, 2010, compared with $642 million as of December 31, 2009 and $717 million as of June 30, 2009. The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $90 million or 17.26% of construction loans held-in-portfolio as of June 30, 2010 compared to $126 million or 19.67%, respectively, as of December 31, 2009. The table that follows provides the credit quality information for the BPNA reportable segment’s construction loan portfolio.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPNA Reportable Segment:
Non-performing construction loans	$214,524	$250,327	$180,981	$214,524	$180,981
Non-performing construction loans to construction loans HIP	41.04%	38.99%	25.25%	41.04%	25.25%
Construction loan net charge-offs	$22,080	—	$28,549	$46,860	$49,455
Construction loan net charge-offs (annualized) to average construction loans HIP	16.09%	—	15.48%	16.13%	13.19%

The construction loan portfolio, excluding covered loans, included a total of $277 million worth of loan modifications for the BPPR reportable segment and $92 million for the BPNA reportable segment, which were considered TDRs as of June 30, 2010. The outstanding commitments for these construction loan TDRs as of June 30, 2010 amounted to $48 million for the BPPR reportable segment and $1 million for the BPNA reportable segment. These construction loan TDRs were individually evaluated for impairment resulting in a reserve of $65 million for the BPPR reportable segment and $17 million for the BPNA reportable segment as of June 30, 2010.
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

Mortgage loans
Non-performing mortgage loans held-in-portfolio increased $103 million from December 31, 2009 to June 30, 2010, principally associated with the BPPR reportable segment, partially offset by a reduction in the BPNA reportable segment. Non-performing mortgage loans increased by $172 million from June 30, 2009 to June 30, 2010.
As shown in Table M, the increase in the ratio of mortgage loan net charge-offs to average mortgage loans held-in-portfolio for the quarter ended June 30, 2010, compared with the same quarter in the previous year, was mainly due to higher losses in the BPPR reportable segment. Deteriorated economic conditions in Puerto Rico have continued to adversely impact mortgage delinquency rates, increasing the level of loan modifications, non-performing mortgage loans and credit losses. The slowdown in the housing sector in Puerto Rico has put pressure on home prices and reduced sales activity, thus increasing the level of losses.
The BPPR reportable segment’s mortgage loan portfolio totaled $3.3 billion as of June 30, 2010, compared with $3.1 billion as of December 31, 2009 and $2.9 billion as of June 30, 2009. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment totaled $35 million or 1.05% of mortgage loans held-in-portfolio, excluding covered loans, as of June 30, 2010 compared to $25 million or 0.79%, respectively, as of December 31, 2009. The table that follows provides information on mortgage non-performing loans as of June 30, 2010, June 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and six months ended June 30, 2010 and June 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPPR Reportable Segment:
Non-performing mortgage loans	$421,153	$311,918	$267,342	$421,153	$267,342
Non-performing mortgage loans to mortgage loans HIP, excluding covered loans	12.64%	9.95%	9.36%	12.64%	9.36%
Mortgage loan net charge-offs	$5,852	—	$979	$9,442	$2,986
Mortgage loans net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans	0.75%	—	0.14%	0.61%	0.22%

The BPNA reportable segment mortgage loan portfolio totaled $1.4 billion as of June 30, 2010, compared with $1.5 billion as of December 31, 2009 and $1.6 billion as of June 30, 2009. The volume of loan modifications and loans in the process of foreclosure continue to reflect the difficult economic conditions and languishing real estate values in the U.S. mainland.
The following table presents the credit quality indicators for the BPNA reportable segment’s mortgage loan portfolio.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPNA Reportable Segment:
Non-performing mortgage loans	$191,680	$197,748	$173,248	$191,680	$173,248
Non-performing mortgage loans to mortgage loans HIP	14.14%	13.49%	10.92%	14.14%	10.92%
Mortgage loan net charge-offs	$20,298	—	$23,655	$44,082	$52,795
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	5.83%	—	5.85%	6.22%	6.42%

BPNA’s non-conventional mortgage loan portfolio outstanding as of June 30, 2010 amounted to approximately $968 million with a related allowance for loan losses of $131 million, which represents 13.56% of that particular loan portfolio, compared with $1.1 billion with a related allowance for loan losses of $118 million or 11.16%, respectively, as of December 31, 2009. The Corporation is no longer originating non-conventional mortgage loans at BPNA. Net charge-offs for BPNA’s non-conventional mortgage loan portfolio totaled $19 million for the quarter ended June 30, 2010, resulting in a ratio of 7.61% of annualized net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended June 30, 2010, compared with $23 million and 7.83%, respectively, for the quarter ended June 30, 2009.

BPNA’s non-conventional mortgage loan portfolio reported, on a cumulative basis, a total of $204 million worth of loan modifications considered TDRs as of June 30, 2010, compared with $187 million as of December 31, 2009. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $59 million as of June 30, 2010, compared with a specific allowance for loan losses of $52 million as of December 31, 2009 for the BPNA reportable segment.
Consumer loans
Non-performing consumer loans remained relatively stable from December 31, 2009 to June 30, 2010, primarily as a result of a decrease of $2.9 million in the BPNA reportable segment, partially offset by an increase of $1.8 million in the BPPR reportable segment. The decrease in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. These portfolios have experienced improvements in delinquency levels, specifically as compared to 2009.
Non-performing consumer loans, excluding covered loans, decreased by $8 million from June 30, 2009 to June 30, 2010. This variance was the result of a decrease of $16 million in the BPNA reportable segment offset by an increase of $8 million in the BPPR reportable segment. The decrease in the BPNA reportable segment was mainly attributed to the improved performance in E-LOAN’s consumer loan portfolios. The increase in non-performing loans from June 30, 2009 to June 30, 2010 for the BPPR reportable segment was principally in auto loans due to current economic conditions.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio decreased mostly due to lower delinquencies in certain portfolios in the U.S. mainland and in Puerto Rico. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPPR reportable segment was mainly attributed to personal loans and credit cards.
The table that follows provides information on consumer non-performing loans as of June 30, 2010, June 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and six months ended June 30, 2010 and June 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPPR Reportable Segment:
Non-performing consumer loans	$38,480	$36,695	$30,403	$38,480	$30,403
Non-performing consumer loans to consumer loans HIP, excluding covered loans	1.29%	1.19%	0.94%	1.29%	0.94%
Consumer loans net charge-offs	$30,805	—	$44,942	$65,969	$88,133
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans	4.12%	—	5.50%	4.38%	5.32%

The following table presents the credit quality indicators for the BPNA reportable segment’s consumer loan portfolio.

	For the quarters ended			For the six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2010	2009	2009	2010	2009

BPNA Reportable Segment:
Non-performing consumer loans	$24,541	$27,490	$41,010	$24,541	$41,010
Non-performing consumer loans to consumer loans HIP	2.79%	2.83%	3.73%	2.79%	3.73%
Consumer loan net charge-offs	$17,538	—	$40,222	$44,879	$72,992
Consumer loan net charge-offs (annualized) to average consumer loans HIP	7.78%	—	14.10%	9.70%	12.37%

As previously explained, the decrease in non-performing consumer loans for the BPNA reportable segment was attributed in part to E-LOAN’s home equity lines of credit and closed-end second mortgages. As of June 30, 2010, approximately $14 million or 2.98% of E-LOAN’s home equity lines of credit and closed-end second mortgages were in non-performing status, compared with $16 million or 2.89% as of December 31, 2009, and $29 million or 4.61%, respectively, as of June 30, 2009. These loan portfolios showed signs of improved performance during the second quarter of 2010 due to significant charge-offs recorded in previous quarters improving the quality of the remaining portfolio, combined with aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $12 million or 9.69% of those particular average loan portfolios for the quarter ended June 30, 2010, compared with $29 million or 17.76%, respectively, for the quarter ended June 30, 2009. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of June 30, 2010 totaled $484 million with a related allowance for loan losses of $87 million, representing 17.97% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of December 31, 2009 totaled $539 million with a related allowance for loan losses of $95 million, representing 17.59% of that particular portfolio.
Other real estate
Other real estate represents real estate property acquired through foreclosure.
Other real estate not covered under loss sharing agreements with the FDIC increased by $17 million from December 31, 2009 to June 30, 2010, and included commercial and residential properties. With the slowdown in the real estate market caused primarily by a persistent economic deterioration in certain geographical areas, there has been a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the foreclusure process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of other real estate units on hand. The increase was partially offset by write-downs recorded in the fair value of the properties based on re-appraisals, which magnitude for the quarter ended June 30, 2010 was explained in the Operating Expenses section of this MD&A.
Other real estate covered under loss sharing agreements with the FDIC amounted to $76 million as of June 30, 2010 and is disclosed in a separate line item in the statement of condition in the accompanying consolidated financial statements. As part of the Westernbank FDIC-assisted transaction, the Corporation acquired that portfolio of other real estate properties, which were recognized at fair value less estimated costs to sell at the April 30, 2010 transaction date.
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more disclosed in Table K consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.
Allowance for Loan Losses
Refer to the 2009 Annual Report for a detailed description of the Corporation’s accounting policy for determining the allowance for loan losses and for the Corporation’s definition of impaired loans.

As indicated previously in this MD&A, the covered loans were recognized at fair value as of the April 30, 2010 acquisition date, which included the impact of expected credit losses and therefore, no allowance for credit losses was recorded as of such date. To the extent credit deterioration occurs after the date of acquisition, the Corporation would record an allowance for loan losses. Also, the Corporation would record an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements. Management determined that there was no need to record an allowance for loan losses on the covered loans as of June 30, 2010 considering that cash flows expected to be collected on the covered loans are not less than anticipated at April 30, 2010.
Tables N to P set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) as of June 30, 2010, December 31, 2009, and June 30, 2009 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.
TABLE N

Composition of Allowance for Loan Losses as of June 30, 2010

June 30, 2010
			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$132,753	$188,949	—	$61,737	—	$383,439

Impaired loans [1]	644,575	816,471	—	278,025	—	1,739,071

Specific ALLL to impaired loans	20.60%	23.14%	—	22.21%	—	22.05%

General ALLL	$345,712	$139,593	$16,799	$118,175	$273,298	$893,577

Loans held-in-portfolio, excluding impaired loans [1]	11,141,660	679,145	636,913	4,410,630	3,858,969	20,727,317

General ALLL to loans held-in-portfolio, excluding impaired loans	3.10%	20.55%	2.64%	2.68%	7.08%	4.31%

Total ALLL	$478,465	$328,542	$16,799	$179,912	$273,298	$1,277,016

Total loans held-in-portfolio [1]	11,786,235	1,495,616	636,913	4,688,655	3,858,969	22,466,388

ALLL to loans held-in-portfolio	4.06%	21.97%	2.64%	3.84%	7.08%	5.68%

[1]	Excludes covered loans from the Westernbank FDIC-assisted transaction.

TABLE O

Composition of Allowance for Loan Losses as of December 31, 2009

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$108,769	$162,907	—	$52,211	—	$323,887
Impaired loans	645,513	841,361	—	186,747	—	1,673,621
Specific ALLL to impaired loans	16.85%	19.36%	—	27.96%	—	19.35%

General ALLL	$328,940	$178,412	$18,558	$102,400	$309,007	$937,317
Loans held-in-portfolio, excluding impaired loans	12,018,546	883,012	675,629	4,416,498	4,045,807	22,039,492
General ALLL to loans held-in-portfolio, excluding impaired loans	2.74%	20.20%	2.75%	2.32%	7.64%	4.25%

Total ALLL	$437,709	$341,319	$18,558	$154,611	$309,007	$1,261,204
Total loans held-in-portfolio	12,664,059	1,724,373	675,629	4,603,245	4,045,807	23,713,113
ALLL to loans held-in-portfolio	3.46%	19.79%	2.75%	3.36%	7.64%	5.32%

TABLE P

Composition of Allowance for Loan Losses as of June 30, 2009

June 30, 2009
			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$85,608	$197,898	—	$29,584	—	$313,090

Impaired loans	522,678	781,910	—	140,299	—	1,444,887

Specific ALLL to impaired loans	16.38%	25.31%	—	21.09%	—	21.67%

General ALLL	$239,004	$145,910	$29,934	$102,331	$315,970	$833,149

Loans held-in-portfolio, excluding impaired loans	12,555,829	1,251,537	730,396	4,304,199	4,319,214	23,161,175

General ALLL to loans held-in-portfolio, excluding impaired loans	1.90%	11.66%	4.10%	2.38%	7.32%	3.60%

Total ALLL	$324,612	$343,808	$29,934	$131,915	$315,970	$1,146,239

Total loans held-in-portfolio	13,078,507	2,033,447	730,396	4,444,498	4,319,214	24,606,062

ALLL to loans held-in-portfolio	2.48%	16.91%	4.10%	2.97%	7.32%	4.66%

The increase in the allowance for loan losses from December 31, 2009 to June 30, 2010 was primarily attributable to increased reserves for commercial and mortgage loans, partially offset by a decline in the reserve for consumer and construction loans. The increase in the allowance for loan losses for the commercial loan portfolio as of June 30, 2010 was associated with both reportable segments. In the BPNA reportable segment, the increase was mainly attributed to BPNA’s commercial real estate portfolio considering this market has remained under stress. The increase in the allowance for loan losses for mortgage loans from December 31, 2009 to June 30, 2010 was influenced by the increasing level of delinquent mortgages, increasing loan modifications and high loss severity, particularly in Puerto Rico. The decrease in the allowance for loan losses for the construction loan portfolio as of

June 30, 2010 was principally associated with a reduction in the BPNA reportable segment. Notwithstanding, the construction loan portfolio continues to maintain the highest allowance coverage mainly due to the continued deterioration in the economic and housing market conditions, particularly in Puerto Rico. The reduction in the allowance for loan losses for the consumer loan portfolio was mainly driven by recent improved performance trends in certain portfolios at both reportable segments, including decreased levels of delinquencies and charge-offs, combined with portfolio reductions in the Puerto Rico and U.S. mainland operations.
The Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance were as follows:

	June 30, 2010		December 31, 2009		June 30, 2009
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$1,349.5	$383.4	$1,263.3	$323.9	$1,034.4	$313.1
No valuation allowance required	389.6	—	410.3	—	410.5	—

Total impaired loans	$1,739.1	$383.4	$1,673.6	$323.9	$1,444.9	$313.1

With respect to the $390 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required as of June 30, 2010, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $390 million impaired commercial and construction loans with no valuation allowance were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of June 30, 2010.
Average impaired loans during the quarters ended June 30, 2010 and 2009 were $1.7 billion and $1.3 billion, respectively. The Corporation recognized interest income on impaired loans of $4.7 million and $2.7 million for the quarters ended June 30, 2010 and 2009, respectively, and $9.2 million and $6.9 million, respectively, for the year-to-date periods ended June 30, 2010 and June 30, 2009.
The following tables set forth an analysis of the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended June 30, 2010 and June 30, 2009:

	For the quarter ended June 30, 2010
	Commercial	Construction	Mortgage
(In thousands)	Loans	Loans	Loans	Total

Specific ALLL as of March 31, 2010	$120,419	$160,395	$64,791	$345,605
Provision for impaired loans	46,520	82,934	1,075	130,529
Less: Charge-offs	34,186	54,380	4,129	92,695

Specific ALLL as of June 30, 2010	$132,753	$188,949	$61,737	$383,439

	For the quarter ended June 30, 2009
	Commercial	Construction	Mortgage
(In thousands)	Loans	Loans	Loans	Total

Specific ALLL as of March 31, 2009	$79,927	$177,208	$22,061	$279,196
Provision for impaired loans	31,402	97,093	12,726	141,221
Less: Charge-offs	25,721	76,403	5,203	107,327

Specific ALLL as of June 30, 2009	$85,608	$197,898	$29,584	$313,090

For the quarter ended June 30, 2010, total charge-offs for individually evaluated impaired loans amounted to approximately $92.7 million, of which $49.4 million pertained to the BPPR reportable segment and $43.3 million to the BPNA reportable segment. Most of these charge-offs were related to the commercial and construction portfolios. The reduction in construction loan charge-offs from June 30, 2009 to June 30, 2010 was associated to a particular credit which was charged off during the second quarter of 2009.
Due to the weakened economic conditions, the Corporation’s credit quality will continue under stress in 2010, principally in commercial real estate, construction and mortgage portfolios, primarily in Puerto Rico. The sustained economic downturn could result in further deterioration in property values, particularly in Puerto Rico.
Other commitments to extend credit
Commercial letters of credit and standby letters of credit amounted to $16 million and $142 million, respectively, as of June 30, 2010; $13 million and $134 million, respectively, as of December 31, 2009; and $18 million and $168 million, respectively, as of June 30, 2009. In addition, the Corporation has commitments to originate mortgage loans amounting to $46 million as of June 30, 2010, $48 million as of December 31, 2009 and $59 million as of June 30, 2009.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $6.3 billion as of June 30, 2010, $7.0 billion as of December 31, 2009 and $7.2 billion as of June 30, 2009 excluding the commitments to extend credit that pertain to the lending relationships of the Westernbank operations.
As of June 30, 2010, the Corporation maintained a reserve of approximately $10 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit unrelated to the acquired lending relationships from the Westernbank FDIC-assisted transaction, compared to $15 million as of December 31, 2009. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. The decrease in the reserve for unfunded commitments from December 31, 2009 to June 30, 2010 was primarily related to decreasing trends in funding rates in BPPR’s commercial and construction portfolios, and E-LOAN’s home equity lines of credit. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
As of June 30, 2010, the commitments to extend credit related to the Westernbank operations approximated $0.2 billion. The acquired commitments to extend credit are covered under the loss sharing agreements with the FDIC, subject to FDIC approvals, limitations on the timing for such disbursements, and servicing guidelines, among various considerations. On the April 30, 2010 acquisition date, the Corporation recorded a contingent liability for such commitments at fair value, which was estimated at $132 million. As of June 30, 2010, that contingent liability remained at that level and is recorded as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2009 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 29 to the consolidated financial statements.
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased 3.7% during the fiscal year ended June 30, 2009. The unemployment rate in Puerto Rico has reached a high at close to 17%. The Puerto Rico economic environment continues to be challenging. Among the primary reasons are a construction industry that is at a standstill and the fiscal tightening by the Puerto Rico government, coupled with a continued deleveraging by a weak financial sector. The government has made progress in reaching fiscal balance, and it recently approved a 2011 budget with projected deficit of $1 billion. This is in line with the multi-year plan to reach fiscal balance by 2013. Several major projects are under consideration by the Puerto Rico Government in areas such as energy and road infrastructure. These are to be structured as public/private partnerships and are expected to boost the economy as they are awarded and construction commences. There are also various hotel projects under development. Another positive development is the remaining disbursements under the American Recovery and Reinvestment Act of 2009 (“ARRA”), of which $2.9 billion or close to 44% has been disbursed to date. The Puerto Rican economy is still vulnerable, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions.
The current state of the economy and uncertainty in the private and public sectors has resulted in, among other things, a downturn in the Corporation’s loan originations; deterioration in the credit quality of the Corporation’s loan portfolios as reflected in high levels of non-performing assets, loan loss provisions and charge-offs, particularly in the Corporation’s construction and commercial loan portfolios; an increase in the rate of foreclosures on mortgage loans; and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which have adversely affected its profitability. The persistent economic slowdown would cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenues.
As of June 30, 2010, the Corporation had $972 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $754 million were outstanding as of June 30, 2010. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.
Furthermore, as of June 30, 2010, the Corporation had outstanding $236 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 8 and 9 to the consolidated financial statements for additional information. Of that total, $232 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.
As further detailed in Notes 8 and 9 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by GNMA. In addition, $376 million of residential mortgages and $306 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies as of June 30, 2010.
REGULATORY RISK
As an institution organized under the laws of Puerto Rico, the Corporation is subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC. OFAC regulations impose restrictions on financial transactions by persons subject to those regulations with or involving targeted countries and persons, including Cuba, Burma/Myanmar, Iran and Sudan and persons and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons, or the SDN List. The Corporation has no business operations, subsidiaries or affiliated entities in the countries targeted by the OFAC regulations and it has procedures in place designed to identify its involvement in transactions involving targeted countries and persons or entities on the SDN List. However, EVERTEC processes merchant transactions for financial institutions that are not subject to the OFAC regulations.
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
There were no significant changes in other contractual obligations, such as purchase obligations, capital leases, and operating leases, or pension and postretirement liabilities, and uncertain tax positions as of June 30, 2010, when compared with December 31, 2009. Refer to Note 19 to the consolidated financial statements for information on commitments and guarantees.
The Liquidity Section of this MD&A provides a breakdown of the Corporation’s borrowings and certificates of deposit by year of maturity.
As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on fluctuations in interest rates. These contracts are carried at fair value on the consolidated statements of condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions. Refer to Note 14 to the consolidated financial statements for a description of the Corporation’s derivative activities.
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
Refer to the Credit Risk Management and Loan Quality section of this MD&A for a discussion on contractual amounts as they relate to commitments to extend credit.
As described in Note 2 to the consolidated financial statements, as part of the Westernbank FDIC-assisted transaction, BPPR has agreed to make a true-up payment to the FDIC on the true up measurement date of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true up payment is recorded as a reduction in the fair value of the FDIC loss share indemnification asset.
The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters (except for the matters described in the Legal Proceedings section in Note 19 to the consolidated financial statements which are in very early stages and as to which the outcome cannot be predicted) will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.

Guarantees associated with loans sold / serviced
The Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may have sold, in bulk sale transactions, residential mortgage loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or breach of representations and warranties.
As of June 30, 2010, the Corporation serviced $4.2 billion, compared with $4.5 billion as of December 31, 2009, in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the six months ended June 30, 2010, the Corporation repurchased approximately $60 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. The losses associated to these credit recourse arrangements, which pertain to residential mortgage loans in Puerto Rico, have not been significant. As of June 30, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $37 million, compared with $16 million as of December 31, 2009.
When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses. Quality review procedures are performed by the Corporation as required under the government agency programs to ensure that asset guideline qualifications are met. The Corporation has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representations and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of June 30, 2010, the Corporation serviced $17.9 billion in mortgage loans, including the loans serviced with credit recourse, compared with $17.7 billion as of December 31, 2009. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the interim, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of June 30, 2010, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $26 million, compared with $14 million as of December 31, 2009. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of June 30, 2010, the Corporation established reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of June 30, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $33 million, which was included as part of other liabilities in the consolidated statement of condition, compared with $33 million as of December 31, 2009. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the six months ended June 30, 2010, E-LOAN charged-off approximately $6.2 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events. Make-whole events are typically defaulted loans which the investor attempts to recover through the collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan.
During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of June 30, 2010 are related principally to make-whole arrangements. As of June 30, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $7 million, compared with $9 million as of December 31, 2009. During the six months ended June 30, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $1.6 million. The reserve balance as of June 30, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term period, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
During 2009, the Corporation sold a lease portfolio of approximately $0.3 billion. As of June 30, 2010, the reserve established to provide for any losses on the breach of certain representations and warranties included in the associated sale agreements amounted to $3 million, compared with $6 million as of December 31, 2009. This reserve is included as part of other liabilities in the consolidated statement of condition.
FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives, mortgage servicing rights, and the equity appreciation instrument. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.
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
Refer to Note 21 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. As of June 30, 2010, approximately $6.8 billion, or 95%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value are classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments. U.S. Treasury securities are valued based on yields that are interpolated from the constant maturity treasury curve. Obligations of U.S. Government sponsored entities are priced based on an active exchange market and on quoted prices for similar securities. Obligations of Puerto Rico, States and political subdivisions are valued based on trades, bid price or spread, two sided markets, quotes, benchmark curves, market data feeds, discount and capital rates and trustee reports. MBS and CMOs are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Refer to the Derivatives section below for a description of the valuation techniques used to value these instruments.
As of June 30, 2010, the remaining 5% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). GNMA tax exempt mortgage-backed securities are priced using a local demand price matrix prepared from local dealer quotes, and other local investments such as corporate securities and local mutual funds which are priced by local dealers. MSRs, on the other hand, are priced internally using a discounted cash flow model which considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Additionally, the Corporation reported $612 million of financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2010, all of which were classified as Level 3 in the hierarchy.
Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $159 million as of June 30, 2010, of which $152 million were Level 3 assets and $7 million were Level 2 assets. These assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities is based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing is non-binding local broker quotes obtained from limited trade activity. Therefore, these securities are classified as Level 3.

During the quarter and six months ended June 30, 2010, $79 million of tax-exempt FNMA mortgage-backed securities were transferred out of Level 3 and into Level 2 as a result of a change in valuation methodology from an internally-developed matrix pricing to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and / or out of Level 1 during the quarter and six months ended June 30, 2010. Refer to Note 21 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value as of June 30, 2010. Also, refer to the Critical Accounting Policies / Estimates in the 2009 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.
Trading Account Securities and Investment Securities Available-for-Sale
The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2010, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2010, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.
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
Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each period, management assesses the valuation hierarchy for each asset or liability measured. The fair value measurement analysis performed by the Corporation includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.
As of June 30, 2010, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $6.9 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. As of June 30, 2010, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $26 million and $221 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent only 2% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”), which amounted to $172 million as of June 30, 2010, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 11 to the consolidated financial statements.
Derivatives
Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation are classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter and six months ended June 30, 2010, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.2 million and $1.6 million, respectively, recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $1.4 million and $0.9 million, respectively, resulting from the Corporation’s own credit standing adjustment and a gain of $1.2 million and a loss of $0.7 million, respectively, from the assessment of the counterparties’ credit risk.
Equity appreciation instrument
The fair value of the equity appreciation instrument issued to the FDIC was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The principal variables in determining the fair value of the equity appreciation instrument include the implied volatility determined based on the one-year historical daily volatility of the Corporation’s common stock, the exercise price of the instrument, the price of the call option, and the risk-free rate. The equity appreciation instrument is classified as Level 2. The Corporation recognized non-interest income of $24.4 million during the quarter ended June 30, 2010 as a result of a decrease in the fair value of the equity appreciation instrument. The carrying amount of the equity appreciation instrument, which is recorded as other liability in the consolidated statement of condition, amounted to $28.1 million as of June 30, 2010.
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
The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s risk management committee. In addition, a Market Risk Manager, who is part of the risk management group, has been appointed to enhance and strengthen controls surrounding interest, liquidity, and market risks, and independently monitor and report adherence with established market and liquidity policies. The ALCO meets on a monthly basis and reviews various asset and liability sensitivities, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2009 Annual Report are the same as those applied by the Corporation as of June 30, 2010.
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
Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, +/- 200 and + 400 basis points parallel ramps and +/- 200 basis points parallel shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures. The asset and liability management group also evaluates the accuracy of assumptions used and results obtained in the monthly sensitivity analyses. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities, estimates on the duration of the Corporation’s deposits and interest rate scenarios.
The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2011. Under a 200 basis points rising rate scenario, projected net interest income increases by $74.4 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $139.9 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that as of June 30, 2010 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.
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

EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. Management has defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of June 30, 2010, the Corporation was in compliance with these limits.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income or market value that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations and counterparty credit risk adjustments which could have a positive or negative effect in the Corporation’s earnings. Refer to Note 14 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
FDIC-assisted transaction
The Corporation’s total assets increased significantly from December 31, 2009 to June 30, 2010 because of the acquired loans in the Westernbank FDIC-assisted transaction. Management believes that the transaction will improve the Corporation’s net interest income, as it will generate more interest earned on the acquired loans than it will pay in interest on deposits and borrowings related to the acquisition with limited exceptions. The loans were initially recorded at estimated fair values. The estimated fair values of the acquired loans reflect an estimate of expected losses related to these assets. As a result, operating losses may be affected if loan losses exceed the losses reflected in the fair value of these assets at the acquisition date. In addition, to the extent that the stated interest rate on the acquired covered loans was not considered a market rate of interest at the acquisition date, appropriate adjustments to the acquisition-date fair value were recorded. These adjustments mitigate the risk associated with the acquisition of loans earning a below-market rate of return. As expressed in previous sections of this report, most of the covered loans will have an accretable yield. The accretable yield is the amount by which the undiscounted expected cash flows exceed the estimated fair value. The accretable yield includes the future interest expected to be collected over the remaining life of the acquired loans and the purchase premium or discount. The remaining life includes the effects of estimated prepayments, expected credit losses and adjustments to market liquidity and prevailing interest rates at acquisition date. For covered loans accounted for under ASC Subtopic 310-30, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, will require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, management must apply judgment to develop its estimates of cash flows for those covered loans given the impact of home price and property value changes, changing loss severities and prepayment speeds. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans.
As indicated in the Westerbank FDIC-assisted transaction section in this MD&A, the equity appreciation instrument issued to the FDIC is recognized at fair value and added $24.4 million to the non-interest income for the quarter ended June 30, 2010. The fair value of the equity appreciation instrument is estimated by determining a call option value using the Black-Scholes Option Pricing Model, and the value depends largely on variations of the Corporation’s common stock price and its volatility.
Foreign Exchange
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in the consolidated statements of operations.
As of June 30, 2010, the Corporation had approximately $41 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared to an unfavorable adjustment of $41 million as of December 31, 2009 and $40 million as of June 30, 2009.

EVERTEC, Inc. operates in Venezuela through its wholly-owned subsidiary EVERTEC – Venezuela. On January 7, 2010, Venezuela’s National Consumer Price Index (“NCPI”) for December 2009 was released. The cumulative three-year inflation rates for both of Venezuela’s inflation indices were over 100 percent. The Corporation began considering Venezuela’s economy as highly inflationary as of January 1, 2010, and the financial statements of EVERTEC — Venezuela were remeasured as if the functional currency was the reporting currency as of such date. ASC Section 830-10-45-11 defines a highly inflationary economy as one with a cumulative inflation rate of approximately 100 percent or more over a three-year period. Under ASC Topic 830, if a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The unfavorable impact of remeasuring the financial statements of EVERTEC – Venezuela as of June 30, 2010, was approximately $2.5 million. Total assets for EVERTEC — Venezuela remeasured approximated $4.8 million as of June 30, 2010.
LIQUIDITY
The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if the markets on which it depends are subject to temporary disruptions.
The Corporation obtains liquidity from both sides of the balance sheet as well as from off-balance-sheet activities. Liquid assets can be quickly and easily converted to cash at a reasonable cost, or are timed to mature when management anticipates a need for additional liquidity. The Corporation’s investment portfolio, including money markets such as fed funds sold and loans that can be pledged at the Federal Home Loan Bank (“FHLB”) and the investment portfolio currently not pledged to other counterparties in the repo market, are used to manage Popular’s liquidity needs. The Corporation also has established a collateralized borrowing facility at the Discount Window with the Federal Reserve Bank of New York (“Fed”) that can be used under stress scenarios. On the liability side, diversified sources of deposits and secured credit facilities provide liquidity to Popular’s operations. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, the Corporation’s funding sources are adequate.
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
Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 64% of the Corporation’s total assets as of June 30, 2010 and 75% as of December 31, 2009. The decrease in the ratio of deposits to total assets from the end of 2009 to June 30, 2010 was directly related to the aforementioned Westernbank FDIC-assisted transaction. As shown in the Westernbank FDIC-assisted Transaction section of this MD&A, the acquired loans (book value prior to purchase accounting adjustments) exceeded substantially the assumed liabilities, and as such, the Corporation funded the acquisition by issuing a promissory note payable to the FDIC. The FDIC retained substantially all of Westernbank’s brokered certificates of deposit, which for former Westernbank entity represented a major funding source for its earning assets.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. As of June 30, 2010, these borrowings consisted primarily of the Note payable issued to the FDIC as part of the Westernbank FDIC-assisted transaction, FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 16 to the consolidated financial statements for the composition of the Corporation’s borrowings as of June 30, 2010 and December 31, 2009. The significant variance in the Corporation’s borrowings composition from December 31, 2009 to June 30, 2010 is directly related to the $5.7 billion carrying value of the note payable issued to the FDIC.
The composition of the Corporation’s financing to total assets as of June 30, 2010 and December 31, 2009 is included in Table Q.
TABLE Q

Financing to Total Assets

			% increase (decrease) from	% of total assets
	June 30,	December 31,	December 31, 2009 to	June 30,	December 31,
(Dollars in millions)	2010	2009	June 30, 2010	2010	2009

Non-interest bearing deposits	$4,793	$4,495	6.6%	11.3%	13.0%
Interest-bearing core deposits	16,256	14,983	8.5	38.3	43.1
Other interest-bearing deposits	6,064	6,447	(5.9)	14.3	18.6
Repurchase agreements	2,307	2,633	(12.4)	5.4	7.6
Other short-term borrowings	1	7	(85.7)	—	—
Notes payable	8,237	2,649	210.9	19.4	7.6
Others	1,183	983	20.3	2.8	2.8
Stockholders’ equity	3,603	2,539	41.9	8.5	7.3

Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, collateralized borrowings and, to a lesser extent, loan sales. Also, BPNA has received capital contributions in order to maintain its well-capitalized status. During the six months ended June 30, 2010, the BHCs made capital contributions to BPNA and BPPR amounting to $245 million and $600 million, respectively. The capital contribution to BPPR was done to strengthen its regulatory capital ratios upon executing the Westernbank FDIC-assisted transaction. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the FHLB and at the Discount Window of the Fed, and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.
The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, repayment of outstanding obligations (including deposits), and operational expenses. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for some derivative transactions and recourse obligations; off-balance sheet activities mainly in connection with contractual commitments; recourse provisions; servicing advances; derivatives, credit card licensing agreements and support to several mutual funds administered by BPPR.
The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities.

As indicated previously, during the quarter ended June 30, 2010, BPPR issued a promissory note payable to the FDIC as part of the consideration paid in the Westernbank FDIC-assisted transaction. The carrying amount of the note was $5.7 billion as of June 30, 2010. The note payable issued to the FDIC is collateralized by the loans covered under the loss sharing agreements (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. As of June 30, 2010, the carrying amount of loans and other real estate property that serves as collateral on the note amounted to approximately $4.0 billion. The entire outstanding principal balance of the note payable issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note payable to the FDIC. As indicated in the subsequent events section of this MD&A, on July 26, 2010, BPPR prepaid $2 billion of the outstanding balance of the note. Funds for the repayment were principally obtained from excess liquidity maintained in money markets with the Fed, and to a lesser extent, a combination of proceeds from sales of investment securities which were in an unrealized gain position, FHLB advances and repurchase agreements. Management expects to replace some of these short-term funding sources with brokered certificates of deposit. The note payable issued to the FDIC was selected for partial repayment because it resulted in more favorable economics for the Corporation than prepaying other of its liabilities, which entailed prepayment penalties. This FDIC obligation was also of sufficient size to permit the Corporation to deploy its excess liquidity.
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
Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table I for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. As indicated in the glossary, for purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.0 billion, or 78% of total deposits, as of June 30, 2010, compared with $19.5 billion, or 75% of total deposits, as of December 31, 2009. Core deposits financed 58% of the Corporation’s earning assets as of June 30, 2010, compared to 60% as of December 31, 2009.
Certificates of deposit with denominations of $100,000 and over as of June 30, 2010 totaled $4.6 billion, or 17% of total deposits, compared to $4.7 billion, or 18%, as of December 31, 2009. Their distribution by maturity as of June 30, 2010 was as follows:

(In thousands)

3 months or less	$1,906,520
3 to 6 months	611,516
6 to 12 months	850,293
Over 12 months	1,249,189

$4,617,518

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of June 30, 2010 and December 31, 2009, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $1.7 billion and $1.9 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.1 billion as of June 30, 2010 and December 31, 2009. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and do not have any callable features. Refer to Note 16 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.
As of June 30, 2010, the banking subsidiaries had a borrowing capacity at the Fed’s Discount Window of approximately $3.2 billion, which remained unused as of that date. This compares to a borrowing capacity at the Fed discount window of $2.9 billion as of December 31, 2009, which was also unused. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of loans and securities pledged as collateral and the haircuts assigned to such collateral.
As of June 30, 2010, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet its anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, during the foreseeable future and have sufficient liquidity resources to address a stress event.
Westernbank FDIC-assisted transaction and Impact on Liquidity
Apart from the impact of the note payable issued to the FDIC that was described above, the Corporation’s liquidity is also impacted by the loan payment performance and reimbursements on the loss sharing agreements.
In the short-term, it is likely that there will be a significant amount of the covered loans acquired in the FDIC-assisted transaction that will experience deterioration in payment performance, or will be determined to have inadequate collateral values to repay the loans. In such instances, the Corporation will likely no longer receive payments from the borrowers, which will impact cash flows. The loss sharing agreements will not fully offset the financial effects of such a situation. However, if a loan is subsequently charged off or written down after we exhaust our best efforts at collection, the loss sharing agreements will cover 80% of the loss associated with the covered loans.
The effects of the loss sharing agreements on cash flows and operating results in the long-term will be similar to the short-term effects described above. The long-term effects that we may experience will depend primarily on the ability of the borrowers whose loans are covered by the loss sharing agreements to make payments over time. As the loss sharing agreements are in effect for a period of ten years for one-to-four family loans and five years for commercial, construction and consumer loans, changing economic conditions will likely impact the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from the borrowers or received from the FDIC (as part of the FDIC loss share receivable) may be recognized unevenly over this period, as management exhausts its collection efforts under the Corporation’s normal practices.
Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The principal source of cash flows for the parent holding company during the second quarter of 2010 was the aforementioned capital issuance, which was completed primarily to strengthen the Corporation’s regulatory capital ratios in preparation for the Westernbank FDIC-assisted transaction. The principal use of these funds include capitalizing its banking subsidiaries, the repayment of maturing debt, and interest payments to holders of senior debt and trust preferred securities. The Corporation suspended the payment of dividends to common and preferred stockholders during 2009 as a result of dividend restrictions imposed by regulators and in order to conserve capital.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc.) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness are now minimal given that the PFH business was discontinued. These sources of funding have become more difficult to obtain and costly due to disrupted market conditions and the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are at a level below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets.
A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary have required the BHCs to contribute equity capital to BPNA to ensure that it meets the regulatory guidelines for “well-capitalized” institutions. In the event that additional capital contributions were necessary, management believes that the BHCs currently have enough liquidity resources to meet potential capital needs from BPNA in the ordinary course of business. As indicated previously, the BHCs made substantial capital contributions to the banking subsidiaries during the six months ended June 30, 2010.

Refer to Note 31 to the consolidated financial statements which presents a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $396 million as of June 30, 2010, consisted principally of $370 million of subordinated notes from BPPR. Currently, subject to regulatory approval by the Fed, BPPR may, at any time, partially redeem these notes at a redemption price of 100% of the principal amount. During the six months ended June 30, 2010, BPPR redeemed $60 million of such securities. The parent holding company used the funds to capitalize BPNA.
The maturities of the bank holding companies’ outstanding notes payable as of June 30, 2010 and December 31, 2009 are shown in the table below. These borrowings are principally unsecured senior debt (term notes) and junior subordinated debentures (trust preferred securities).

	June 30,		December 31,
(In thousands)	2010		2009

Year
2010	—		$2,000
2011	$178,674	[1]	353,675
2012	374,320		274,183
2013	3,000		3,000
2014			—
Later years	439,800		439,800
No stated maturity	936,000	[2]	936,000	[2]

Subtotal	$1,931,794		$2,008,658
Less: Discount	(502,113	) [2]	(512,350	) [2]

Total	$1,429,681		$1,496,308

[1]	Includes $175 million in term notes based on their contractual maturity. These term notes were repurchased in July 2010.

[2]	Amounts are related to junior subordinated debentures associated with the trust preferred securities that were issued to the U.S. Treasury in August 2009.

The reduction in the maturity of unsecured senior debt from the 2011 maturity classification was the result of two events: (1) the exercise of a put option by the holder of $75 million in term notes during the quarter ended March 31, 2010 and (2) the extension of the maturity of $100 million in term notes from September 2011 to March 2012 based on modifications negotiated with the note holders during the quarter ended March 31, 2010. These term notes have a fixed interest rate of 13% as of June 30, 2010.
Included in the table above are $175 million in term notes with interest that adjusted in the event of senior debt rating downgrades. These floating rate term notes had an interest rate of 9.75% over the 3-month LIBOR and were to mature in September 2011. These floating rate term notes were repurchased by the Corporation from holders of record in July 2010 and cancelled.
The Corporation no longer has outstanding any term notes with rating triggers or in which the holders have the right to require the Corporation to purchase the notes prior to its contractual maturity.
The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources, new borrowings, or estimated cash inflows of $600 million to be derived from the sale of the 51% interest in the EVERTEC business group, which subject to various conditions and regulatory approvals, is expected to be completed in the third quarter of 2010.
The BHCs liquidity position continues to be adequate with sufficient cash on hand, marketable securities and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.
The Corporation’s short-term and long-term debt ratings and outlook by major rating agencies as of June 30, 2010 are presented in the table below.

As of June 30, 2010
Popular, Inc.
	Short-term	Long-term
	debt	debt	Outlook

Fitch	B	B	Positive
Moody’s	—	Ba1	Negative
S&P	C	B	Positive

As indicated previously, as of June 30, 2010, the Corporation had $175 million in senior debt issued by the BHCs with interest that adjusted in the event of senior debt rating downgrades. That debt was repaid in July 2010. The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries did have $18 million in deposits as of June 30, 2010 that are subject to rating triggers. As of June 30, 2010, the Corporation had repurchase agreements amounting to $245 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, and were collateralized with securities with a fair value of $262 million.
Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and credit ratings. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $79 million as of June 30, 2010, with the Corporation providing collateral totaling $93 million to cover the net liability position with counterparties on these derivative instruments.
In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $173 million as of June 30, 2010. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are each in early stages and management cannot currently predict their outcome, will not have a material adverse effect on the Corporation’s business, results of operations, financial condition and liquidity.
Between May 14, 2009 and September 9, 2009, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc., certain of its directors and officers, among others. The five class actions have now been consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an Employee Retirement Income Security Act (ERISA) class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc. et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.).
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which includes as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular, the underwriter defendants and the individual defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of the ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On June 21, 2010, plaintiffs filed a response to these objections. On July 9, 2010, with leave of the Court, Popular filed a reply to plaintiffs’ response.
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
On April 13, 2010, the Puerto Rico Court of First Instance in San Juan granted summary judgment dismissing a separate complaint brought by plaintiff in the García action that sought to enforce an alleged right to inspect the books and records of the Corporation in support of the pending derivative action. The Court held that the plaintiff had not propounded a “proper purpose” under Puerto Rico law for such inspection. On April 28, 2010, the plaintiff in that action moved for reconsideration of the Court’s dismissal. On May 4, 2010, the Court denied plaintiff’s request for reconsideration. On June 7, 2010, plaintiff filed an appeal before the Puerto Rico Court of Appeals. On June 11, 2010, Popular and the individual defendants moved to dismiss the appeal. On June 22, 2010, the Court of Appeals dismissed the appeal. On July 6, 2010, plaintiff moved for reconsideration of the Court’s dismissal. On July 16, 2010, the Court of Appeals denied plaintiff’s request for reconsideration.
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

Risks Related to the FDIC-assisted Transaction
We entered into an FDIC-assisted transaction involving Westernbank Puerto Rico (“the FDIC-assisted transaction”), which could present additional risks to our business.
On April 30, 2010, Popular, Inc.’s banking subsidiary, Banco Popular of Puerto Rico (“BPPR”), acquired certain assets and assumed certain liabilities of Puerto Rico-based Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”) in an assisted transaction (herein, the “FDIC-assisted transaction”). Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses (80% of the losses in substantially all the acquired portfolio will be borne by the FDIC) and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because the FDIC-assisted transaction was structured in a manner that did not allow bidders the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risks in the FDIC-assisted transaction.
The success of the FDIC-assisted transaction will depend on a number of uncertain factors.
The success of the FDIC-assisted transaction will depend on a number of factors, including, without limitation:
•	our ability to integrate the business and operations of the former Westernbank into BPPR’s current operations;
•	our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the FDIC-assisted transaction;
•	our ability to attract new deposits and to generate new interest-earning assets in the areas previously served by the former Westernbank branches;
•	our ability to control the incremental non-interest expense from the former Westernbank branches and other units in a manner that enables us to maintain a favorable overall efficiency ratio;
•	our ability to collect on the loans acquired and satisfy the standard requirements imposed in the loss sharing agreements; and
•	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.
The FDIC-assisted transaction increases BPPR’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.
With the acquisition of most of the former Westernbank’s loan portfolio, the commercial real estate loan and construction loan portfolios represent a larger portion of BPPR’s total loan portfolio than prior to the FDIC-assisted transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Furthermore, since these loans are to Puerto Rico based borrowers, the Corporation’s credit exposure concentration in Puerto Rico increased as a result of the acquisition. Although, the negative economic aspects of these risks are substantially reduced as a result of the FDIC loss sharing agreements, changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transaction all of which would not be supported by the loss sharing agreements with the FDIC.
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
Although we have entered into loss sharing agreements with the FDIC which provide that 80% of losses related to specified loan portfolios that we have acquired in connection with the FDIC-assisted transaction will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our results of operations. The loss sharing agreements also impose standard requirements on us which must be satisfied in order to retain loss share protections. The FDIC has the right to refuse or delay payment for loan losses if the loss sharing agreements are not managed in accordance with their terms.
Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share indemnification asset in the FDIC-assisted transaction may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectibility of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we may record a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our current indemnification asset may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. Any increase in future loan losses could have a negative effect on our operating results.
Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.
Management must certify to the FDIC on a monthly and quarterly basis our compliance with the terms of the FDIC loss share agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Under the terms of the FDIC loss share agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.
Goodwill recorded on the FDIC-assisted transaction may increase or decrease during a one year period following the FDIC-assisted transaction acquisition date.
The goodwill recorded in connection with the Westernbank FDIC-assisted transaction is preliminary and subject to revision for a period of one year following the April 30, 2010 acquisition date. Adjustments may be recorded based on additional information received after the acquisition date that may affect the fair value of assets acquired and liabilities assumed. Downward adjustments in the values of assets acquired or increases in values of liabilities assumed on the date of acquisition would increase the preliminary goodwill recorded.

Risks Related to the EVERTEC Sale Transaction
We entered into a definitive agreement to sell a 51% interest in our merchant acquiring and processing business and may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, the loss of income from the sale of the 51% interest could have an adverse effect on the Corporation’s earnings and future growth.
On July 1, 2010, we announced that we entered into an agreement and plan of merger pursuant to which Popular will sell a 51% majority interest in the Corporation’s merchant acquiring and processing business and will retain a 49% interest. The transaction is currently expected to close in the third quarter of 2010 and is subject to regulatory approval. The Corporation is subject to market forces that may make completion of the sale unsuccessful or may hinder the ability to do so within a desirable time frame.
We may suffer the loss of income from the sold portion of the merchant acquiring and processing and technology business and such loss of income could have an adverse effect on our future earnings and growth.
Risk Related to Regulatory Reform
Recently adopted financial reform legislation will impose significant new limitations on our business activities and subject us to increased regulation and additional costs.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act implements significant changes in the regulation of financial institutions and will fundamentally change the system of oversight described under “Item 1. Business—Regulation and Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we cannot predict how regulatory implementation of the Dodd-Frank Act will occur, the related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2010 under the 2004 Omnibus Incentive Plan.

Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs [a]

April 1 – April 30	563,043	3.96	563,043	6,804,993
May 1 – May 31	207,261	3.15	207,261	6,774,016
June 1 – June 30	—	—	—	6,774,016

Total June 30, 2010	770,304	3.74	770,304	6,774,016

[a]	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared-Loss Agreement and as Exhibit 4.15B the Commercial Shared-Loss Agreement (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

3.1	Composite Certificate of Incorporation of the Corporation, as currently in effect.

Exhibit No.	Exhibit Description

4.1	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.2	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

10.1	IP Purchase and Sale Agreement, dated as of June 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POPULAR, INC.
     (Registrant)

Date: August 9, 2010	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 9, 2010	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller