Form 10-Q
period 2010-09-30
POPULAR INC
filed 2010-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
☐ Yes                    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value, 1,022,682,796 shares outstanding as of November 2, 2010.

POPULAR, INC.
INDEX

Page
Part I — Financial Information

Item 1. Financial Statements

Unaudited Consolidated Statements of Condition as of September 30, 2010, December 31, 2009 and September 30, 2009	4

Unaudited Consolidated Statements of Operations for the quarters and nine months ended September 30, 2010 and 2009	5

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009	6

Unaudited Consolidated Statements of Comprehensive (Loss) Income for the quarters and nine months ended September 30, 2010 and 2009	8

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	9

Notes to Unaudited Consolidated Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	91

Item 3. Quantitative and Qualitative Disclosures about Market Risk	148

Item 4. Controls and Procedures	156

Part II — Other Information

Item 1. Legal Proceedings	156

Item 1A. Risk Factors	158

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	160

Item 6. Exhibits	161

Signatures	162
EX-10.1
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2010	2009	2009

ASSETS
Cash and due from banks	$580,811	$677,330	$606,861

Money market investments:
Federal funds sold	—	159,807	140,635
Securities purchased under agreements to resell	290,456	293,125	325,178
Time deposits with other banks	1,733,493	549,865	633,010

Total money market investments	2,023,949	1,002,797	1,098,823

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	434,637	415,653	386,478
Other trading securities	48,555	46,783	59,890
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,048,258	2,330,441	2,432,720
Other investment securities available-for-sale	3,693,225	4,364,273	4,560,571
Investment securities held-to-maturity, at amortized cost (fair value as of September 30, 2010 — $214,803; December 31, 2009 — $213,146; September 30, 2009 — $210,913)	214,152	212,962	212,950
Other investment securities, at lower of cost or realizable value (realizable value as of September 30, 2010 — $159,622; December 31, 2009 — $165,497; September 30, 2009 — $176,286)	158,309	164,149	174,943
Loans held-for-sale measured at lower of cost or fair value	115,088	90,796	75,447

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	22,249,167	23,827,263	24,512,966
Loans covered under loss sharing agreements with the FDIC	4,006,227	—	—
Less — Unearned income	106,685	114,150	116,897
Allowance for loan losses	1,243,994	1,261,204	1,207,401

Total loans held-in-portfolio, net	24,904,715	22,451,909	23,188,668

FDIC loss share indemnification asset	3,308,959	—	—
Premises and equipment, net	531,849	584,853	589,592
Other real estate not covered under loss sharing agreements with the FDIC	168,823	125,483	129,485
Other real estate covered under loss sharing agreements with the FDIC	77,516	—	—
Accrued income receivable	160,167	126,080	131,745
Mortgage servicing assets, at fair value	165,947	169,747	180,335
Other assets (See Note 13)	1,459,985	1,324,917	1,156,721
Goodwill	665,333	604,349	606,508
Other intangible assets	60,438	43,803	46,067

Total assets	$40,820,716	$34,736,325	$35,637,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$5,371,439	$4,495,301	$4,281,817
Interest bearing	22,368,605	21,429,593	22,101,081

Total deposits	27,740,044	25,924,894	26,382,898
Federal funds purchased and assets sold under agreements to repurchase	2,358,139	2,632,790	2,807,891
Other short-term borrowings	191,342	7,326	3,077
Notes payable	5,143,388	2,648,632	2,649,821
Other liabilities	1,278,603	983,866	1,051,661

Total liabilities	36,711,516	32,197,508	32,895,348

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding at September 30, 2010, December 31, 2009 and September 30, 2009 (aggregate liquidation preference — $50,160)	50,160	50,160	50,160
Common stock, $0.01 par value; 1,700,000,000 shares authorized as of September 30, 2010 (December 31, 2009 and September 30, 2009 — 700,000,000); 1,022,878,228 shares issued as of September 30, 2010 (December 31,2009 and September 30, 2009 — 639,544,895) and 1,022,686,418 outstanding as of September 30, 2010 (December 31, 2009 — 639,540,105; September 30, 2009 — 639,541,515)	10,229	6,395	6,395
Surplus	4,094,302	2,804,238	2,794,660
Accumulated deficit	(130,808)	(292,752)	(69,525)
Treasury stock — at cost, 191,810 shares as of September 30, 2010 (December 31, 2009 — 4,790 shares; September 30, 2009 — 3,380)	(545)	(15)	(11)
Accumulated other comprehensive income (loss), net of tax expense of $16,856 (December 31, 2009 — $33,964; September 30, 2009 — $57,302)	85,862	(29,209)	(39,223)

Total stockholders’ equity	4,109,200	2,538,817	2,742,456

Total liabilities and stockholders’ equity	$40,820,716	$34,736,325	$35,637,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2010	2009	2010	2009

INTEREST INCOME:
Loans	$484,883	$371,366	$1,224,846	$1,155,378
Money market investments	1,391	1,510	4,326	7,024
Investment securities	57,277	74,360	185,118	223,661
Trading account securities	7,136	7,227	20,313	28,638

Total interest income	550,687	454,463	1,434,603	1,414,701

INTEREST EXPENSE:
Deposits	86,330	118,941	269,919	395,432
Short-term borrowings	14,945	16,142	45,756	53,476
Long-term debt	62,494	42,991	184,117	133,858

Total interest expense	163,769	178,074	499,792	582,766

Net interest income	386,918	276,389	934,811	831,935
Provision for loan losses	215,013	331,063	657,471	1,053,036

Net interest income after provision for loan losses	171,905	(54,674)	277,340	(221,101)

Service charges on deposit accounts	48,608	54,208	149,865	161,412
Other service fees (See Note 24)	100,822	97,614	305,867	298,584
Net gain (loss) on sale and valuation adjustments of investment securities	3,732	(9,059)	4,210	220,792
Trading account profit	5,860	7,579	8,101	31,241
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(1,573)	(8,728)	(23,106)	(35,994)
FDIC loss share expense	(36,936)	—	(13,602)	—
Fair value change in equity appreciation instrument	10,641	—	35,035	—
Gain on sale of processing and technology business	640,802	—	640,802	—
Other operating income	24,568	18,430	63,076	44,579

Total non-interest income	796,524	160,044	1,170,248	720,614

OPERATING EXPENSES:
Personnel costs:
Salaries	116,426	102,822	321,423	315,224
Pension and other benefits	24,779	27,725	78,746	96,820

Total personnel costs	141,205	130,547	400,169	412,044
Net occupancy expenses	28,425	28,269	86,359	80,734
Equipment expenses	25,432	24,983	74,231	76,289
Other taxes	13,872	13,109	38,635	39,369
Professional fees	48,224	28,694	109,498	80,643
Communications	9,514	11,902	31,628	36,115
Business promotion	11,260	8,905	29,759	26,761
Printing and supplies	2,876	2,857	7,898	8,664
FDIC deposit insurance	17,183	16,506	49,894	61,954
Loss (gain) on early extinguishment of debt	25,448	(79,304)	26,426	(79,304)
Other operating expenses	45,697	31,753	119,464	104,955
Amortization of intangibles	2,411	2,379	6,915	7,218

Total operating expenses	371,547	220,600	980,876	855,442

Income (loss) from continuing operations before income tax	596,882	(115,230)	466,712	(355,929)
Income tax expense (benefit)	102,388	6,331	113,101	(15,209)

Income (loss) from continuing operations	494,494	(121,561)	353,611	(340,720)
Loss from discontinued operations, net of income tax	—	(3,427)	—	(19,972)

NET INCOME (LOSS)	$494,494	($124,988)	$353,611	($360,692)

NET INCOME APPLICABLE TO COMMON STOCK	$494,494	$595,614	$161,944	$310,604

NET INCOME PER COMMON SHARE — BASIC
Net income from continuing operations	$0.48	$1.41	$0.19	$1.00
Net loss from discontinued operations	—	(0.01)	—	(0.06)

Net income per common share — basic	$0.48	$1.40	$0.19	$0.94

NET INCOME PER COMMON SHARE — DILUTED
Net income from continuing operations	$0.48	$1.41	$0.19	$1.00
Net loss from discontinued operations	—	(0.01)	—	(0.06)

Net income per common share — diluted	$0.48	$1.40	$0.19	$0.94

DIVIDENDS DECLARED PER COMMON SHARE	—	—	—	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(UNAUDITED)

	Common stock,						Accumulated other
	including						comprehensive
(In thousands)	treasury stock	Preferred stock		Surplus		Accumulated deficit	(loss) income	Total

Balance as of December 31, 2008	$1,566,277	$1,483,525		$621,879		($374,488)	($28,829)	$3,268,364
Net loss						(360,692)		(360,692)
Accretion of discount		4,515	[3]			(4,515) [3]
Exchange of preferred stock for trust preferred securities issued		(901,165)				485,280 [1]		(415,885)
Issuance of common stock in exchange of preferred stock	1,717	(536,715)		291,974		230,388 [1]		(12,636)
Issuance of common stock in connection with early extinguishment of debt	1,858			315,794				317,652
Issuance costs				1,018	[2]			1,018
Stock options expense on unexercised options, net of forfeitures				162				162
Change in par value	(1,689,389) [4]			1,689,389	[4]
Cash dividends declared:
Common stock						(5,641)		(5,641)
Preferred stock						(39,857)		(39,857)
Common stock reissuance	378							378
Common stock purchases	(13)							(13)
Treasury stock retired	125,556			(125,556)
Other comprehensive loss, net of tax							(10,394)	(10,394)

Balance as of September
30, 2009	$6,384	$50,160		$2,794,660		($69,525)	($39,223)	$2,742,456

Balance as of December
31, 2009	$6,380	$50,160		$2,804,238		($292,752)	($29,209)	$2,538,817
Net income						353,611		353,611
Issuance of stocks		1,150,000	[5]					1,150,000
Issuance of common stock upon conversion of preferred stock	3,834 [5]	(1,150,000)	[5]	1,337,833	[5]			191,667
Issuance costs				(47,769)	[6]			(47,769)
Deemed dividend on preferred stock						(191,667)		(191,667)
Common stock purchases	(530)							(530)
Other comprehensive income, net of tax							115,071	115,071

Balance as of September
30, 2010	$9,684	$50,160		$4,094,302		($130,808)	$85,862	$4,109,200

[1]	Excess of carrying amount of preferred stock exchanged over fair value of new trust preferred securities and common stock issued

[2]	Net of issuance costs of preferred stock exchanged and issuance costs related to exchange and issuance of new common stock

[3]	Accretion of preferred stock discount 2008 Series C preferred stock

[4]	Change in par value from $6.00 to $0.01 (not in thousands)

[5]	Issuance and subsequent conversion of depositary shares representing interests in shares of contingent convertible non-cumulative preferred stock Series D into common stock

[6]	Issuance costs related to issuance and conversion of depositary shares (Preferred stock — Series D)

Disclosure of changes in number of shares:

	September 30,		December 31,		September 30,
	2010		2009		2009

Preferred Stock:
Balance at beginning of period (January 1)	2,006,391		24,410,000		24,410,000
Issuance of stocks	1,150,000	[1]
Exchange of stocks			(22,403,609	) [2]	(22,403,609	) [2]
Conversion of stocks	(1,150,000	) [1]	—

Balance at end of period	2,006,391		2,006,391		2,006,391

Common Stock — Issued:
Balance at beginning of period	639,544,895		295,632,080		295,632,080
Issuance of stocks	383,333,333	[1]	357,510,076	[3]	357,510,076	[3]
Treasury stock retired	—		(13,597,261)		(13,597,261)

Balance at end of period	1,022,878,228		639,544,895		639,544,895

Treasury Stock	(191,810)		(4,790)		(3,380)

Common Stock — Outstanding	1,022,686,418		639,540,105		639,541,515

[1]	Issuance of 46,000,000 in depositary shares; converted into 383,333,333 common shares (full conversion of depositary shares, each representing a 1/40th interest in shares of contingent convertible perpetual non-cumulative preferred stock, into common stock).

[2]	Exchange of 21,468,609 preferred stock Series A and B for common shares, and exchange of 935,000 preferred stock Series C for trust preferred securities.

[3]	Shares issued in exchange of Series A and B preferred stock and early extinguishment of debt (exchange of trust preferred securities for common stock).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Net income (loss)	$494,494	($124,988)	$353,611	($360,692)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	1,017	(1,360)	440	(2,117)
Reclassification adjustment for losses included in net income (loss)	4,967	—	4,967	—
Adjustment of pension and postretirement benefit plans	1,709	3,128	7,945	66,223
Unrealized holding gains on securities available-for-sale arising during the period	7,438	82,934	124,350	63,535
Reclassification adjustment for (gains) losses included in net income (loss)	(3,717)	3,688	(3,701)	(173,868)
Unrealized net losses on cash flow hedges	(623)	(995)	(2,163)	(2,618)
Reclassification adjustment for losses included in net income (loss)	1,509	37	341	5,920

Other comprehensive income (loss) before tax:	12,300	87,432	132,179	(42,925)
Income tax (expense) benefit	(888)	(9,955)	(17,108)	32,531

Total other comprehensive income (loss), net of tax	11,412	77,477	115,071	(10,394)

Comprehensive income (loss), net of tax	$505,906	($47,511)	$468,682	($371,086)

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Underfunding of pension and postretirement benefit plans	($882)	($1,272)	($2,647)	($24,055)
Unrealized holding gains on securities available-for-sale arising during the period	(217)	(9,137)	(15,724)	(5,844)
Reclassification adjustment for (gains) losses included in net income (loss)	556	81	552	62,790
Unrealized net losses on cash flows hedges	244	388	844	1,021
Reclassification adjustment for losses included in net income (loss)	(589)	(15)	(133)	(1,381)

Income tax (expense) benefit	($888)	($9,955)	($17,108)	$32,531

Disclosure of accumulated other comprehensive income (loss):

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Foreign currency translation adjustment	($35,269)	($40,676)	($41,185)

Underfunding of pension and postretirement benefit plans	(119,841)	(127,786)	(193,986)
Tax effect	45,919	48,566	75,586

Underfunding of pension and postretirement benefit plans, net of tax	(73,922)	(79,220)	(118,400)

Unrealized holding gains on securities available-for-sale	224,739	104,090	139,641
Tax effect	(29,306)	(14,134)	(18,672)

Unrealized holding gains on securities available-for-sale, net of tax	195,433	89,956	120,969

Unrealized (losses) gains on cash flows hedges	(623)	1,199	(995)
Tax effect	243	(468)	388

Unrealized (losses) gains on cash flows hedges, net of tax	(380)	731	(607)

Accumulated other comprehensive income (loss)	$85,862	($29,209)	($39,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$353,611	($360,692)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	47,084	49,033
Provision for loan losses	657,471	1,053,036
Amortization of intangibles	6,915	7,218
Fair value adjustments of mortgage servicing rights	19,959	17,598
Net (accretion of discounts) amortization of premiums and deferred fees	(150,577)	50,613
Net gain on sale and valuation adjustments of investment securities	(4,210)	(220,792)
Fair value change in equity appreciation instrument	(35,035)	—
FDIC loss share expense	13,602	—
Gains from changes in fair value related to instruments measured at fair value pursuant to the fair value option	—	(1,674)
Net (gain) loss on disposition of premises and equipment	(1,993)	1,696
Net loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	23,106	41,202
Loss (gain) on early extinguishment of debt	26,426	(79,304)
Gain on sale of processing and technology business, net of transaction costs	(616,186)	—
Earnings from investments under the equity method	(16,144)	(14,307)
Stock options expense	—	162
Deferred income taxes, net of valuation	2,458	(76,444)
Net disbursements on loans held-for-sale	(494,312)	(919,719)
Acquisitions of loans held-for-sale	(213,897)	(280,243)
Proceeds from sale of loans held-for-sale	57,831	65,258
Net decrease in trading securities	565,611	1,302,093
Net decrease in accrued income receivable	1,806	24,935
Net decrease in other assets	5,521	26,935
Net decrease in interest payable	(34,559)	(57,763)
Net increase in postretirement benefit obligation	1,825	3,652
Net increase in other liabilities	95,902	65,431

Total adjustments	(41,396)	1,058,616

Net cash provided by operating activities	312,215	697,924

Cash flows from investing activities:
Net increase in money market investments	(924,913)	(304,169)
Purchases of investment securities:
Available-for-sale	(688,678)	(4,105,915)
Held-to-maturity	(52,198)	(54,562)
Other	(44,021)	(36,601)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,329,390	1,261,801
Held-to-maturity	51,067	136,535
Other	108,470	62,480
Proceeds from sale of investment securities available-for-sale	396,676	3,825,502
Proceeds from sale of other investment securities	—	52,294
Net repayments on loans	1,292,935	666,618
Proceeds from sale of loans	15,908	325,414
Acquisition of loan portfolios	(130,488)	(37,965)
Cash received from acquisitions	261,311	—
Net proceeds from sale of processing and technology businesses	642,322	—
Mortgage servicing rights purchased	(598)	(1,029)
Acquisition of premises and equipment	(40,336)	(55,625)
Proceeds from sale of premises and equipment	13,503	36,105
Proceeds from sale of foreclosed assets	120,412	107,720

Net cash provided by investing activities	2,350,762	1,878,603

Cash flows from financing activities:
Net decrease in deposits	(574,739)	(1,167,108)
Net decrease in assets sold under agreements to repurchase	(274,651)	(743,717)
Net increase (decrease) in other short-term borrowings	184,016	(1,857)
Payments of notes payable	(3,281,449)	(807,002)
Proceeds from issuance of notes payable	111,101	61,100
Prepayment penalties paid on cancellation of debt	(25,475)	—
Net proceeds from issuance of depositary shares	1,102,231	—
Dividends paid	—	(71,438)
Issuance costs and fees paid on exchange of preferred stock and trust preferred securities	—	(24,618)
Treasury stock acquired	(530)	(13)

Net cash used in financing activities	(2,759,496)	(2,754,653)

Net decrease in cash and due from banks	(96,519)	(178,126)
Cash and due from banks at beginning of period	677,330	784,987

Cash and due from banks at end of period	$580,811	$606,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.
Note: The Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 includes the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Unaudited Consolidated Financial Statements

Note 1	—	Nature of Operations
Note 2	—	Business Combination
Note 3	—	Sale of Processing and Technology Business
Note 4	—	Basis of Presentation and Summary of Significant Accounting Policies
Note 5	—	Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
Note 6	—	Discontinued Operations
Note 7	—	Restrictions on Cash and Due from Banks and Certain Securities
Note 8	—	Pledged Assets
Note 9	—	Investment Securities Available-For-Sale
Note 10	—	Investment Securities Held-to-Maturity
Note 11	—	Loans Held-in-Portfolio and Allowance for Loan Losses
Note 12	—	Transfers of Financial Assets and Mortgage Servicing Rights
Note 13	—	Other Assets
Note 14	—	Goodwill and Other Intangible Assets
Note 15	—	Deposits
Note 16	—	Borrowings
Note 17	—	Trust Preferred Securities
Note 18	—	Stockholders’ Equity
Note 19	—	Commitments, Contingencies and Guarantees
Note 20	—	Non-consolidated Variable Interest Entities
Note 21	—	Fair Value Measurement
Note 22	—	Fair Value of Financial Instruments
Note 23	—	Net Income per Common Share
Note 24	—	Other Service Fees
Note 25	—	Pension and Postretirement Benefits
Note 26	—	Stock-Based Compensation
Note 27	—	Income Taxes
Note 28	—	Supplemental Disclosure on the Consolidated Statements of Cash Flows
Note 29	—	Segment Reporting
Note 30	—	Subsequent Events
Note 31	—	Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The sections that follow provide a description of two significant transactions that impacted the Corporation’s operations during 2010.
Westernbank FDIC-Assisted Transaction
On April 30, 2010, BPPR entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (the “FDIC”) to acquire certain assets and assume certain deposits and liabilities of Westernbank Puerto Rico, a Puerto Rico state-chartered bank headquartered in Mayaguez, Puerto Rico (“Westernbank”)(herein the “Westernbank FDIC-assisted transaction”). Westernbank was a wholly-owned commercial bank subsidiary of W Holding Company, Inc. and operated through a network of 44 branches located throughout Puerto Rico. In August 2010, Popular successfully completed the Westernbank’s systems and branch conversions. All retail and commercial accounts were converted to Popular’s applications. Furthermore, out of the estimated 1,440 full-time equivalent employees (“FTEs”) that Westernbank had at the time of acquisition, the Corporation has hired to date close to 816 FTEs. The Corporation retained a limited number of the branches, some of which were consolidated with other existing branches of BPPR. Refer to Note 2 to the consolidated financial statements for detailed information on the Westernbank FDIC-assisted transaction. Refer to the Corporation’s Form 8-K/A filed on July 16, 2010 for additional information with respect to this FDIC-assisted transaction.
EVERTEC
On September 30, 2010, the Corporation completed the sale of a 51% interest in EVERTEC, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and continues to hold the remaining 49% interest in the company. Refer to Note 3 to the consolidated financial statements for a description of the EVERTEC transaction. EVERTEC provides transaction processing services throughout the Caribbean and Latin America, and continues to provide processing and technology services to many of Popular’s subsidiaries.
Note 2 — Business Combination
As indicated in Note 1 to the consolidated financial statements, on April 30, 2010, the Corporation’s banking subsidiary, BPPR, acquired certain assets and assumed certain deposits of Westernbank Puerto Rico from the FDIC, as receiver for Westernbank, in an assisted transaction. BPPR acquired approximately $9.1 billion in assets and assumed approximately $2.4 billion in deposits, excluding the effects of purchase accounting adjustments. As part of the transaction, on April 30, 2010, BPPR issued a five-year $5.8 billion note payable to the FDIC bearing an annual interest rate of 2.50%. The note is secured by a substantial amount of the assets, including loans and foreclosed other real estate properties acquired by BPPR from the FDIC in the Westernbank FDIC-assisted transaction, and which are subject to the loss sharing agreements. In addition, as part of the consideration for the transaction, the FDIC received a cash-settled equity appreciation instrument, which is described in detail below.
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
Covered loans under loss sharing agreements with the FDIC (the “covered loans”) are reported in loans exclusive of the estimated FDIC loss share indemnification asset. The covered loans acquired in the Westernbank transaction are, and will continue to be, reviewed for collectability. Under ASC Subtopic 310-30, if there is a decrease in the expected cash flows on loans due to an increase in estimated credit losses compared to the estimate made at the April 30, 2010 acquisition date, the Corporation will record a charge to the provision for loan losses and an allowance for loan losses will be established. If there is an increase in inherent losses on the loans accounted for under ASC Subtopic 310-20, an allowance for loan losses will be established to record the loans at their net realizable value. A related credit to income and an increase in the FDIC loss share indemnification asset will be recognized at the same time, measured based on the loss share percentages described above, for ASC Subtopic 310-20 and 310-30 loans.
The operating results of the Corporation for the quarter and nine months ended September 30, 2010 include the operating results produced by the acquired assets and liabilities assumed for the period of May 1, 2010 to September 30, 2010. The Corporation believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC loss sharing agreements now in place, historical results of Westernbank are not meaningful to Popular’s results, and thus no pro forma information is presented.

The following table presents balances recorded by the Corporation at the time of the Westernbank FDIC-assisted transaction on April 30, 2010.

	Book value prior
	to purchase			As recorded by
	accounting	Fair value	Additional	Popular, Inc. on
(In thousands)	adjustments	adjustments	consideration	April 30, 2010
Assets:
Cash and money market investments	$358,132	—	—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Covered loans	8,503,839	($4,286,847)	—	4,216,992
Non-covered loans	50,905	(6,909)	—	43,996
FDIC loss share indemnification asset	—	3,322,561	—	3,322,561
Covered other real estate owned	125,947	(52,712)	—	73,235
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the note issued to the FDIC)	—	—	$111,101	111,101
Other assets	44,926	—	—	44,926

Total assets	$9,142,359	($999,492)	$111,101	$8,253,968

Liabilities:
Deposits	$2,380,170	$11,465	—	$2,391,635
Note issued to the FDIC (including a premium of $11,612 resulting from the fair value adjustment)	—	—	$5,769,696	5,769,696
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	132,442	—	132,442
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$143,907	$5,822,196	$8,360,198

Excess of assets acquired over liabilities assumed	$6,748,264

Aggregate fair value adjustments		($1,143,399)

Aggregate additional consideration, net			$5,711,095

Goodwill on acquisition				$106,230

As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Because of the size of the transaction and delays in the receipt of certain information, the Corporation continues to analyze its estimates of fair value on loans acquired, FDIC loss share indemnification asset recorded and the note issued to the FDIC. As the Corporation finalizes its analyses of these assets and liabilities, there may be adjustments to the recorded carrying values, and thus the recognized goodwill may increase or decrease.
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed in the Westernbank FDIC-assisted transaction:
Loans
Fair values for loans were based on a discounted cash flow methodology. Certain loans were valued individually, while other loans were valued as pools. Aggregation into pools considered characteristics such as loan type, payment term, rate type and accruing status. Principal and interest projections considered prepayment rates and credit loss expectations. The discount rates were developed based on the relative risk of the cash flows, taking into account principally the loan type, market rates as of the valuation date, liquidity expectations, and the expected life of the loans.
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
As of September 30, 2010, the Corporation has not made any claims to the FDIC associated with losses incurred on covered loans or covered other real estate owned.
Receivable from the FDIC
The note issued to the FDIC as of the April 30, 2010 transaction date was determined based on a pro-forma statement of assets acquired and liabilities assumed as of February 24, 2010, the bid transaction date. The receivable from the FDIC represents an adjustment to reconcile the consideration paid based on the assets acquired and liabilities assumed as of April 30, 2010 compared with the pro-forma statement as of February 24, 2010. The carrying amount of this receivable was a reasonable estimate of fair value based on its short-term nature. The receivable from the FDIC was collected by BPPR in June 2010 and is reflected as a cash inflow from financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2010. The proceeds were remitted to the FDIC in July 2010 as a payment on the note.
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
Contingent liability on unfunded loan commitments
Unfunded loan commitments are contractual obligations to provide future funding. The fair value of a liability associated to unfunded loan commitments is principally based on the expected utilization rate or likelihood that the commitment will be exercised. The estimated value of the unfunded commitments was equal to the expected loss associated with the balance expected to be funded. The expected loss is comprised of both credit and non-credit components; therefore, the discounts derived from the loan valuation were applied to the expected balance to be funded to derive the fair value. The unfunded loan commitments outstanding as of the April 30, 2010 transaction date, which approximated $227 million, relate principally to commercial and construction loans and commercial revolving lines of credit. Losses incurred on loan disbursements made under these unfunded loan commitments are covered by the FDIC loss sharing agreements provided that the Corporation complies with specific requirements under such agreements. The contingent liability on unfunded loan commitments is included as part of “other liabilities” in the consolidated statement of condition.

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
Note issued to the FDIC
The fair value of the note issued to the FDIC was determined using discounted cash flows based on market rates currently available for debt with similar terms, including consideration that the debt is collateralized by the assets covered under the loss sharing agreements. The principal source of cash flows to pay down the note derives from the cash flows collected from the covered assets, as well as payments from the FDIC on claimed credit losses associated to the covered assets. The Corporation is required under the agreements with the FDIC to use those proceeds to repay the note and remit payments on a monthly basis.
Equity appreciation instrument
As part of the consideration for the acquisition of Westernbank assets, BPPR also issued an equity appreciation instrument to the FDIC. Under the terms of the equity appreciation instrument, the FDIC has the opportunity to obtain a cash payment with a value equal to the product of (a) 50 million units and (b) the difference between (i) Popular, Inc.’s “average volume weighted price” over the two NASDAQ trading days immediately prior to the exercise date and (ii) the exercise price of $3.43. The equity appreciation instrument is exercisable by the holder thereof, in whole or in part, up to May 7, 2011. The fair value of the equity appreciation instrument was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The equity appreciation instrument is recorded as a liability and any subsequent changes in its estimated fair value will be recognized in earnings. The Corporation recognized non-interest income of $10.6 million and $35.0 million during the quarter and nine-month periods ended September 30, 2010, respectively, as a result of a decrease in the fair value of the equity appreciation instrument. These amounts are separately disclosed in the consolidated statement of operations within the non-interest income category.
Note 3 — Sale of Processing and Technology Business
On June 30, 2010, Popular and its subsidiaries BPPR, Popular International Bank, Inc. (“PIBI”) and EVERTEC completed an internal reorganization transferring certain intellectual property assets and interests in certain of the Corporation’s foreign subsidiaries to EVERTEC. Commencing on June 30, 2010, PIBI’s wholly-owned subsidiaries ATH Costa Rica S.A. and T.I.I. Smart Solutions Inc. became wholly-owned subsidiaries of EVERTEC. Also, in connection with the reorganization, BPPR’s Merchant Business and TicketPop divisions were transferred to EVERTEC. On September 30, 2010, EVERTEC DE VENEZUELA, C.A. became a subsidiary of PIBI and EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA was transferred from PIBI to EVERTEC.
On September 30, 2010, the Corporation completed the sale of a majority interest in its processing and technology business EVERTEC, including the businesses transferred in the internal reorganization discussed above. The Corporation retained EVERTEC’s operations in Venezuela and certain related contracts. Under the terms of the sale, an unrelated third party acquired a 51% interest in EVERTEC for cash under a leverage buyout. The Corporation retained the remaining 49% interest. The Corporation’s investment in EVERTEC, which is accounted for under the equity method, amounted to $177 million as of September 30, 2010, and is included as part of “other assets” in the consolidated statement of condition. The Corporation’s proportionate share of income or loss from EVERTEC will be included in other operating income in the consolidated statements of operations commencing on October 1, 2010.
As a result of the sale, the Corporation recognized a pre-tax gain, net of transaction costs, of approximately $616.2 million ($531.0 million after-tax), of which $640.8 million was separately disclosed within non-interest income in the consolidated statement of operations and $24.6 million are included as operating expenses (transaction costs) for the quarter and nine months ended September 30, 2010. Approximately $94.0 million of the pre-tax gain was the result of marking the Corporation’s retained interest in the EVERTEC business at fair value. This portion of the gain was non-cash. The equity value of the Corporation’s retained interest in the former subsidiary takes into consideration the buyer’s enterprise value of EVERTEC reduced by the leverage financing, net of debt issue costs, utilized as part of the sale transaction. This leverage financing significantly impacts the resulting fair value of the retained interest.

In connection with the leverage transaction, EVERTEC issued financing in the form of unsecured senior notes and a syndicated loan (senior secured credit facility). The Corporation invested $35 million in senior unsecured notes issued by EVERTEC ($17.85 million, net of the intercompany elimination related to the 49% ownership interest maintained by Popular), which bear interest at an annual fixed rate of 11% and mature in October 2018. Also, the Corporation provided financing to EVERTEC by acquiring $58.2 million of the syndicated loan ($29.7 million, net of intercompany eliminations).
Also, as part of the sale, Popular entered into various agreements including a master services agreement pursuant to which EVERTEC will continue providing various processing and information technology services to Popular, BPPR, and their respective subsidiaries. These service costs will be included prospectively in operating expenses on the Corporation’s consolidated statements of operations, net of elimination entries that are required due to Popular holding a 49% ownership interest in EVERTEC. Also, as part of the agreement, BPPR commits to support the ATH debit cards as well as the ATH network, owned and operated by EVERTEC.
The equity investments in the processing businesses of Servicios Financieros, S.A. de C.V. (“Serfinsa”) and Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) continued to be held by the Corporation as of September 30, 2010. Under the terms of the merger agreement, the Corporation is required for a period of twelve months following the merger to continue to seek to sell its equity interests in such entities to EVERTEC, subject to complying with certain rights of first refusal in favor of the Serfinsa and CONTADO shareholders. The Corporation’s investments in Serfinsa and Contado, accounted for under the equity method, amounted to $1.3 million and $15.9 million, respectively, as of September 30, 2010.
Note 4 — Basis of Presentation and Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared without audit. The statement of condition data as of December 31, 2009 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.
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
Reclassifications
Servicing rights related to commercial loans (Small Business Administration), which are accounted for under the amortization method, have been reclassified to other assets in all periods presented, while mortgage servicing rights, which are accounted for at fair value, are presented separately in the consolidated statements of condition. Amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.

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
Loans accounted for under ASC Subtopic 310-30 represent loans showing evidence of credit deterioration and that it is probable, at the date of acquisition, that the Corporation will not collect all contractually required principal and interest payments. Generally, acquired loans that meet the definition for nonaccrual status fall within the Corporation’s definition of impaired loans under ASC Subtopic 310-30. Also, based on the fair value determined for the acquired portfolio, acquired loans that did not meet the definition of nonaccrual status also resulted in the recognition of a significant discount attributable to credit quality. Accordingly, an election was made by the Corporation to apply the accretable yield method (expected cash flow model of ASC Subtopic 310-30), as a loan with credit deterioration and impairment, instead of the standard loan discount accretion guidance of ASC Subtopic 310-20. These loans are disclosed as a loan that was acquired with credit deterioration and impairment.
The Corporation applied the guidance of ASC Subtopic 310-30 to all loans acquired in the transaction (including loans that do not meet scope of ASC Subtopic 310-30), except for credit cards and revolving lines of credit that were expressly scoped out from the application of this guidance since they continued to have revolving privileges after acquisition. Management used its judgment in evaluating factors impacting expected cash flows and probable loss assumptions, including the quality of the loan portfolio, portfolio concentrations, distressed economic conditions in Puerto Rico, quality of underwriting standards of the acquired institution, reductions in collateral real estate values, among other considerations that could also impact the expected cash inflows on the loans.
Under ASC Subtopic 310-30, the covered loans acquired from the FDIC were aggregated into pools based on loans that had common risk characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Characteristics considered in pooling loans in the FDIC-assisted transaction included loan type, interest rate type, accruing status, and amortization type. Once the pools are defined, the Corporation maintains the integrity of the pool of multiple loans accounted for as a single asset.
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
The fair value discount of lines of credit with revolving privileges that are accounted for pursuant to the guidance of ASC Subtopic 310-20 represents the difference between the contractually required loan payment receivable in excess of the initial investment in the loan. This discount is accreted into interest income over the life of the loan if the loan is in accruing status. Any cash flows collected in excess of the carrying amount of the loan are recognized in earnings at the time of collection. The carrying amount of lines of credit with revolving privileges, which are accounted pursuant to the guidance of ASC Subtopic 310-20, are subject to periodic review to determine the need for recognizing an allowance for loan losses.
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
The impact of the FDIC loss share indemnification on the Corporation’s results of operations is included in non-interest income, particularly in the category of “FDIC loss share expense”, and considers the accretion due to discounting and the changes in expected loss sharing reimbursements.
The indemnification asset is recognized on the same basis as the assets subject to loss share protection. As such, for covered loans accounted pursuant to ASC Subtopic 310-30, decreases in expected reimbursements will be recognized in income prospectively consistent with the approach taken to recognize increases in cash flows on covered loans. For covered loans accounted for under ASC Subtopic 310-20, as the loan discount recorded as of the acquisition date is accreted into income, a reduction of the corresponding indemnification asset is recorded as a reduction in non-interest income.
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
Note 5 — Adoption of New Accounting Standards and Issued But Not Yet Effective Accounting Standards
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special-purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor has not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests, and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC paragraph 860-10-40-6A. This guidance has been applied as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and will be applied for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions have been applied to transfers that have occurred on or after the effective date. On and after the effective date, existing qualifying special-purpose entities have been evaluated for consolidation in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the nine months ended September 30, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities), and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s accounting for such transactions or results of operations or financial condition for such period.
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
Refer to Note 12 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
FASB Accounting Standards Update 2009-17, Consolidations (ASC Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) and FASB Accounting Standards Update 2010-10, Consolidation (ASC Topic 810): Amendments for Certain Investment Funds (“ASU 2010-10”)
ASU 2009-17 amends the guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a VIE with an approach focused on identifying which entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires reconsideration of whether an entity is a VIE when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a VIE. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The new accounting guidance on VIEs did not have an effect on the Corporation’s consolidated statement of condition or results of operations upon adoption.
The principal VIEs evaluated by the Corporation during the nine months ended September 30, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 20 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 17 to the consolidated financial statements).

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
The Corporation was not required to consolidate existing VIEs for which it has a variable interest as of September 30, 2010. Refer to Note 20 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.
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
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)
ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The type of credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this standard in the third quarter of 2010 did not have a significant impact on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update 2010-18, Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of ASC Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under ASC Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under ASC Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation elected to early adopt the provisions of this statement, effective with the closing of the Westernbank FDIC-assisted transaction on April 30, 2010. As a result, the accounting for modified loans follows the guidelines of ASU 2010-18; however, the adoption of these provisions did not have a significant impact on the Corporation’s result of operations or financial position as of September 30, 2010.
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
Note 6 — Discontinued Operations
In 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations for the quarter and nine months ended September 30, 2009 was $3.4 million and $20.0 million, respectively, net of taxes. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for FTEs that were retained for a transition period, as well as adjustments to indemnity reserves on loans previously sold.
Note 7 — Restrictions on Cash and Due from Banks and Certain Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $828 million as of September 30, 2010 (December 31, 2009 — $721 million; September 30, 2009 — $705 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
As required by the Puerto Rico International Banking Center Regulatory Act, as of September 30, 2010, December 31, 2009, and September 30, 2009, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of December 31, 2009 and September 30, 2009, the Corporation maintained restricted cash of $2 million as collateral for the line of credit. This restriction expired on July 2010.

As of September 30, 2010, the Corporation maintained restricted cash of $6 million to support letters of credit (December 31, 2009 — $4 million; September 30, 2009 — $5 million).
As of September 30, 2010, the Corporation maintained restricted cash of $2 million that represents funds deposited in an escrow account which are guaranteeing possible liens or encumbrances over the title of insured properties.
As of September 30, 2010, the Corporation maintained restricted cash of $12 million to comply with the requirements of the credit card networks.
Note 8 — Pledged Assets
Certain securities, loans and other real estate owned were pledged principally to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available, derivative positions, loan servicing agreements and the loss sharing agreement with the FDIC.
The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Investment securities available-for-sale, at fair value	$2,102,699	$1,923,338	$2,183,586
Investment securities held-to-maturity, at amortized cost	125,770	125,769	25,769
Loans held-for-sale measured at lower of cost or fair value	2,291	2,254	2,636
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	3,966,574	—	—
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	9,646,035	8,993,967	8,406,876
Other real estate covered under loss sharing agreements with the FDIC	77,516	—	—

Total pledged assets	$15,920,885	$11,045,328	$10,618,867

Pledged investment securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
As of September 30, 2010, investment securities available-for-sale and held-to-maturity totaling $1.7 billion, and loans of $0.2 billion, served as collateral to secure public funds.
The Corporation’s banking subsidiaries have the ability to borrow funds from the Federal Home Loan Bank of New York (“FHLB) and from the Federal Reserve Bank of New York (“Fed”). As of September 30, 2010, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.7 billion. Refer to Note 16 to the consolidated financial statements for borrowings outstanding under these credit facilities. As of September 30, 2010, the credit facilities authorized with the FHLB were collateralized by $3.7 billion in loans held-in-portfolio. Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Fed discount window of $2.7 billion, which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. As of September 30, 2010, the credit facilities with the Fed discount window were collateralized by $5.7 billion in loans held-in-portfolio. These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition as of September 30, 2010.
Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $4.0 billion as of September 30, 2010, serve as collateral to secure the note issued to the FDIC. Refer to Note 2 to the consolidated financial statements for descriptive information on the note issued to the FDIC.

Note 9 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities available-for-sale as of September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

	AS OF SEPTEMBER 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$6,998	$166	—	$7,164	1.50%
After 5 to 10 years	28,850	3,409	—	32,259	3.81

Total U.S. Treasury securities	35,848	3,575	—	39,423	3.36

Obligations of U.S. Government sponsored entities
Within 1 year	288,588	2,980	—	291,568	3.45
After 1 to 5 years	1,011,751	65,003	—	1,076,754	3.77
After 5 to 10 years	1,518	51	—	1,569	6.26
After 10 years	26,890	179	—	27,069	5.68

Total obligations of U.S. Government sponsored entities	1,328,747	68,213	—	1,396,960	3.74

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,140	18	—	10,158	3.90
After 1 to 5 years	15,858	375	$6	16,227	4.52
After 5 to 10 years	21,225	70	71	21,224	5.07
After 10 years	5,560	155	—	5,715	5.29

Total obligations of Puerto Rico, States and political subdivisions	52,783	618	77	53,324	4.70

Collateralized mortgage obligations — federal agencies
Within 1 year	118	2	—	120	4.24
After 1 to 5 years	3,020	105	—	3,125	5.56
After 5 to 10 years	87,668	1,643	—	89,311	2.56
After 10 years	1,215,779	38,744	38	1,254,485	2.89

Total collateralized mortgage obligations — federal agencies	1,306,585	40,494	38	1,347,041	2.87

Collateralized mortgage obligations — private label
After 5 to 10 years	13,612	86	444	13,254	1.71
After 10 years	85,796	202	3,862	82,136	2.32

Total collateralized mortgage obligations — private label	99,408	288	4,306	95,390	2.24

Mortgage-backed securities — agencies
Within 1 year	3,494	75	—	3,569	3.78
After 1 to 5 years	18,557	719	—	19,276	4.02
After 5 to 10 years	182,930	12,349	2	195,277	4.71
After 10 years	2,461,567	103,118	156	2,564,529	4.29

Total mortgage-backed securities — agencies	2,666,548	116,261	158	2,782,651	4.32

Equity securities	8,975	379	510	8,844	3.47

Others
After 5 to 10 years	17,850	—	—	17,850	11.00

Total investment securities available-for-sale	$5,516,744	$229,828	$5,089	$5,741,483	3.82%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,359	$1,093	—	$30,452	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	349,424	7,491	—	356,915	3.67
After 1 to 5 years	1,177,318	58,151	—	1,235,469	3.79
After 5 to 10 years	27,812	680	—	28,492	4.96
After 10 years	26,884	176	—	27,060	5.68

Total obligations of U.S. Government sponsored entities	1,581,438	66,498	—	1,647,936	3.82

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	22,311	7	$15	22,303	6.92
After 5 to 10 years	50,910	249	632	50,527	5.08
After 10 years	7,840	—	61	7,779	5.26

Total obligations of Puerto Rico, States and political subdivisions	81,061	256	708	80,609	5.60

Collateralized mortgage obligations — federal agencies
Within 1 year	41	—	—	41	3.78
After 1 to 5 years	4,875	120	—	4,995	4.44
After 5 to 10 years	125,397	2,105	404	127,098	2.85
After 10 years	1,454,833	19,060	5,837	1,468,056	3.03

Total collateralized mortgage obligations — federal agencies	1,585,146	21,285	6,241	1,600,190	3.02

Collateralized mortgage obligations — private label
After 5 to 10 years	20,885	—	653	20,232	2.00
After 10 years	105,669	109	8,452	97,326	2.59

Total collateralized mortgage obligations — private label	126,554	109	9,105	117,558	2.50

Mortgage-backed securities — agencies
Within 1 year	26,878	512	—	27,390	3.61
After 1 to 5 years	30,117	823	—	30,940	3.94
After 5 to 10 years	205,480	8,781	—	214,261	4.80
After 10 years	2,915,689	32,102	10,203	2,937,588	4.40

Total mortgage-backed securities — agencies	3,178,164	42,218	10,203	3,210,179	4.42

Equity securities	8,902	233	1,345	7,790	3.65

Total investment securities available-for-sale	$6,590,624	$131,692	$27,602	$6,694,714	3.91%

	AS OF SEPTEMBER 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 5 to 10 years	$29,528	$1,608	—	$31,136	3.80%

Obligations of U.S. Government sponsored entities
Within 1 year	184,261	4,176	—	188,437	3.81
After 1 to 5 years	1,377,705	71,690	—	1,449,395	3.73
After 5 to 10 years	27,812	952	—	28,764	5.01
After 10 years	26,882	800	—	27,682	5.68

Total obligations of U.S. Government sponsored entities	1,616,660	77,618	—	1,694,278	3.79

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5	—	—	5	3.88
After 1 to 5 years	12,375	10	$108	12,277	3.40
After 5 to 10 years	50,969	292	2,264	48,997	5.08
After 10 years	27,905	—	201	27,704	5.26

Total obligations of Puerto Rico, States and political subdivisions	91,254	302	2,573	88,983	4.91

Collateralized mortgage obligations — federal agencies
Within 1 year	154	1	—	155	4.08
After 1 to 5 years	3,578	109	—	3,687	4.43
After 5 to 10 years	138,044	2,578	408	140,214	2.94
After 10 years	1,438,743	26,787	11,623	1,453,907	2.98

Total collateralized mortgage obligations — federal agencies	1,580,519	29,475	12,031	1,597,963	2.98

Collateralized mortgage obligations — private label
Within 1 year	106	—	—	106	3.39
After 5 to 10 years	23,481	14	580	22,915	2.10
After 10 years	115,763	—	11,988	103,775	2.65

Total collateralized mortgage obligations — private label	139,350	14	12,568	126,796	2.56

Mortgage-backed securities — agencies
Within 1 year	9,072	118	21	9,169	3.07
After 1 to 5 years	62,462	1,431	—	63,893	3.92
After 5 to 10 years	178,392	9,283	—	187,675	4.86
After 10 years	3,136,807	47,982	231	3,184,558	4.48

Total mortgage-backed securities — agencies	3,386,733	58,814	252	3,445,295	4.49

Equity securities	9,606	171	937	8,840	3.39

Total investment securities available-for-sale	$6,853,650	$168,002	$28,361	$6,993,291	3.94%

The following table shows the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010, December 31, 2009 and September 30, 2009.

	AS OF SEPTEMBER 30, 2010
	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$18,234	$71	$302	$6	$18,536	$77
Collateralized mortgage obligations — federal agencies	13,880	35	6,402	3	20,282	38
Collateralized mortgage obligations — private label	1,551	94	68,032	4,212	69,583	4,306
Mortgage-backed securities — agencies	8,915	123	1,240	35	10,155	158
Equity securities	3	8	3,846	502	3,849	510

Total investment securities available-for-sale in an unrealized loss position	$42,583	$331	$79,822	$4,758	$122,405	$5,089

	AS OF DECEMBER 31, 2009
	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$2,387	$8	$63,429	$700	$65,816	$708
Collateralized mortgage obligations — federal agencies	298,917	3,667	359,214	2,574	658,131	6,241
Collateralized mortgage obligations — private label	6,716	18	97,904	9,087	104,620	9,105
Mortgage-backed securities — agencies	905,028	10,130	3,566	73	908,594	10,203
Equity securities	2,347	981	3,898	364	6,245	1,345

Total investment securities available-for-sale in an unrealized loss position	$1,215,395	$14,804	$528,011	$12,798	$1,743,406	$27,602

	AS OF SEPTEMBER 30, 2009
	Less than 12 months		12 months or more		Total

		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$26,299	$166	$58,123	$2,407	$84,422	$2,573
Collateralized mortgage obligations — federal agencies	137,288	3,902	486,652	8,129	623,940	12,031
Collateralized mortgage obligations — private label	3,935	331	114,635	12,237	118,570	12,568
Mortgage-backed securities — agencies	51,648	71	11,949	181	63,597	252
Equity securities	2,749	579	3,839	358	6,588	937

Total investment securities available-for-sale in an unrealized loss position	$221,919	$5,049	$675,198	$23,312	$897,117	$28,361

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
As of September 30, 2010, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. As of September 30, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities as of September 30, 2010. During the quarter ended September 30, 2010, the Corporation did not record any other-than-temporary impairment losses on equity securities. Management has the intent and ability to hold the investments in equity securities that are at a loss position as of September 30, 2010 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized losses associated with “Collateralized mortgage obligations — private label” are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. As of September 30, 2010, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses as of September 30, 2010, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired as of September 30, 2010, thus management expects to recover the amortized cost basis of the securities.
Proceeds from the sale of investment securities available-for-sale during the quarter and nine months ended September 30, 2010 amounted to $377.2 million and $396.7 million; respectively. Gains of $3.7 million were realized during the quarter and year-to-date periods ended September 30, 2010 related to the sale during this quarter of investment securities available-for-sale. This compares with proceeds of $77.9 million and $3.8 billion respectively, and realized net gains of $198 thousand and $184.3 million respectively, for the quarter and nine months ended September 30, 2009.

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

	September 30, 2010		December 31, 2009		September 30, 2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FNMA	$792,291	$826,042	$970,744	$991,825	$1,067,001	$1,089,443
FHLB	1,173,877	1,238,487	1,385,535	1,449,454	1,395,778	1,469,493
Freddie Mac	602,440	620,384	959,316	971,556	997,716	1,012,276

Note 10 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses, fair value and weighted average yield of investment securities held-to-maturity as of September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

	AS OF SEPTEMBER 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,812	$2	—	$25,814	0.21%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,150	14	—	7,164	2.15
After 1 to 5 years	110,528	620	—	111,148	5.52
After 5 to 10 years	17,595	506	$52	18,049	5.96
After 10 years	49,300	231	652	48,879	4.20

Total obligations of Puerto Rico, States and political subdivisions	184,573	1,371	704	185,240	5.08

Collateralized mortgage obligations — private label
After 10 years	192	—	11	181	5.21

Others
Within 1 year	3,075	—	—	3,075	1.33
After 1 to 5 years	500	—	7	493	1.00

Total others	3,575	—	7	3,568	1.28

Total investment securities held-to-maturity	$214,152	$1,373	$722	$214,803	4.43%

	AS OF DECEMBER 31, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,777	$4	—	$25,781	0.11%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,015	6	—	7,021	2.04
After 1 to 5 years	109,415	3,157	$6	112,566	5.51
After 5 to 10 years	17,112	39	452	16,699	5.79
After 10 years	48,600	—	2,552	46,048	4.00

Total obligations of Puerto Rico, States and political subdivisions	182,142	3,202	3,010	182,334	5.00

Collateralized mortgage obligations — private label
After 10 years	220	—	12	208	5.45

Others
Within 1 year	3,573	—	—	3,573	3.77
After 1 to 5 years	1,250	—	—	1,250	1.66

Total others	4,823	—	—	4,823	3.22

Total investment securities held-to-maturity	$212,962	$3,206	$3,022	$213,146	4.37%

	AS OF SEPTEMBER 30, 2009
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,769	—	$6	$25,763	0.11%

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,015	$7	—	7,022	4.30
After 1 to 5 years	109,415	2,349	47	111,717	5.51
After 5 to 10 years	17,107	52	878	16,281	5.79
After 10 years	48,600	—	3,502	45,098	4.12

Total obligations of Puerto Rico, States and political subdivisions	182,137	2,408	4,427	180,118	5.12

Collateralized mortgage obligations — private label
After 10 years	222	—	12	210	5.45

Others
Within 1 year	3,572	—	—	3,572	3.11
After 1 to 5 years	1,250	—	—	1,250	1.66

Total others	4,822	—	—	4,822	2.73

Total investment securities held-to-maturity	$212,950	$2,408	$4,445	$210,913	4.46%

The following table shows the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010, December 31, 2009 and September 30, 2009:

	AS OF SEPTEMBER 30, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	—	—	$31,126	$704	$31,126	$704
Collateralized mortgage obligations — private label	—	—	181	11	181	11
Others	$243	$7	—	—	243	7

Total investment securities held-to-maturity in an unrealized loss position	$243	$7	$31,307	$715	$31,550	$722

	AS OF DECEMBER 31, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

Obligations of Puerto Rico, States and political subdivisions	$21,187	$1,908	$37,718	$1,102	$58,905	$3,010
Collateralized mortgage obligations — private label	—	—	208	12	208	12

Total investment securities held-to-maturity in an unrealized loss position	$21,187	$1,908	$37,926	$1,114	$59,113	$3,022

	AS OF SEPTEMBER 30, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Value	Losses	Fair Value	Losses

U.S. Treasury securities	$25,763	$6	—	—	$25,763	$6
Obligations of Puerto Rico, States and political subdivisions	42,995	3,990	$19,493	$437	62,488	4,427
Collateralized mortgage obligations — private label	—	—	210	12	210	12
Others	—	—	250	—	250	—

Total investment securities held-to-maturity in an unrealized loss position	$68,758	$3,996	$19,953	$449	$88,711	$4,445

As indicated in Note 9 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.
The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity as of September 30, 2010 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value as of September 30, 2010 was attributable to changes in interest rates and not credit quality; thus no other-than-temporary decline in value was recorded in these held-to-maturity securities. As of September 30, 2010, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
Note 11 — Loans Held-in-Portfolio and Allowance for Loan Losses
Because of the loss protection provided by the FDIC, the risks of the Westernbank FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”.
The composition of loans held-in-portfolio (“HIP”) as of September 30, 2010, December 31, 2009, and September 30, 2009 was as follows:

	Non-covered	Covered	Total loans HIP
	loans as of	loans as of	as of September 30,	December 31,	September 30,
(In thousands)	September 30, 2010	September 30, 2010	2010	2009	2009

Commercial	$11,719,127	$2,382,102	$14,101,229	$12,664,059	$13,075,868
Construction	1,299,929	287,159	1,587,088	1,724,373	1,882,069
Lease financing	613,560	—	613,560	675,629	699,350
Mortgage	4,750,068	1,166,837	5,916,905	4,603,245	4,547,372
Consumer	3,759,798	170,129	3,929,927	4,045,807	4,191,410

Total loans HIP	$22,142,482	$4,006,227	$26,148,709	$23,713,113	$24,396,069

The following table presents acquired loans accounted for pursuant to ASC Subtopic 310-30 as of the April 30, 2010 acquisition date:

(In thousands)

Contractually-required principal and interest	$10,995,387
Non-accretable difference	5,789,480

Cash flows expected to be collected	5,205,907
Accretable yield	1,303,908

Fair value of loans accounted for under ASC Subtopic 310-30	$3,901,999	[1]

[1]	Reflects a difference of $11.4 million compared with the amounts disclosed in the Form 8-K/A filed on July 16, 2010, which included the financial statements and exhibits pertaining to the Westernbank FDIC-assisted transaction at the acquisition date. The Corporation reassessed the classification of certain acquired loans and, due to their revolving characteristics, reclassified the loans for accounting purposes from ASC Subtopic 310-30 to ASC Subtopic 310-20. The reclassification did not impact the fair value of the loans.

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments. The unpaid principal balance of the acquired loans from the Westernbank FDIC-assisted transaction that are accounted under ASC Subtopic 310-30 amounted to $7.8 billion as of the April 30, 2010 transaction date.

Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction as of and for the nine-month period ended September 30, 2010, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

		Carrying amount
(In thousands)	Accretable yield	of loans

Balance as of January 1, 2010	—	—
Additions [1]	$1,303,908	$3,901,999
Accretion	(95,506)	95,506
Payments received		(338,308)

Balance as of September 30, 2010	$1,208,402	$3,659,197

[1]	Represents the estimated fair value of the loans at the date of acquisition. There were no reclassifications from non-accretable difference to accretable yield from April 30, 2010 to September 30, 2010.

As of September 30, 2010, none of the acquired loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
As indicated in Note 4 to the consolidated financial statements, the Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 as of the April 30, 2010 acquisition date:

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
There was no need to record an allowance for loan losses related to the covered loans as of September 30, 2010.
The activity in the allowance for loan losses for the nine-month period ended September 30, 2010 and 2009 is summarized as follows:

(In thousands)	2010	2009

Balance as of January 1	$1,261,204	$882,807
Provision for loan losses	657,471	1,053,036
Loan charge-offs	(750,609)	(776,119)
Loan recoveries	75,928	47,677

Balance as of September 30	$1,243,994	$1,207,401

Note 12 — Transfers of Financial Assets and Mortgage Servicing Rights
The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/servicer agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 19 to the consolidated financial statements for a description of such arrangements.
During the nine months ended September 30, 2010, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $697 million in principal balance outstanding (September 30, 2009 — $1.2 billion). During the quarter and nine months ended September 30, 2010, the Corporation recognized net gains of approximately $3.8 million and $12.6 million, respectively, on these transactions (September 30, 2009 — $6.4 million for the quarter and $32.8 million for the nine-month period). All loan sales or securitizations performed during the nine months ended September 30, 2010 were without credit recourse arrangements.
During the quarter ended September 30, 2010, the Corporation obtained as proceeds $227 million of assets as a result of securitization transactions with FNMA and GNMA, consisting of $223 million in mortgage-backed securities and $4 million in servicing rights. During the nine months ended September 30, 2010, the Corporation obtained as proceeds $645 million of assets as a result of securitization transactions with FNMA and GNMA, consisting of $634 million in mortgage-backed securities and $11 million in servicing rights. No liabilities were incurred as a result of these transfers during the quarter and nine month-period ended September 30, 2010 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain of $3.0 million and $13.2 million, respectively, during the quarter and nine months ended September 30, 2010 related to these residential mortgage loans securitized.
The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarter and nine months ended September 30, 2010.

	Proceeds Obtained During the Quarter Ended September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets
Investment securities available-for-sale:
Mortgage-backed securities — GNMA	—	—	—	—
Mortgage-backed securities — FNMA	—			—

Total investment securities available-for-sale	—	—	—	—

Trading account securities:
Mortgage-backed securities — GNMA	—	$168,622	—	$168,622
Mortgage-backed securities — FNMA	—	54,136	—	54,136

Total trading account securities	—	$222,758	—	$222,758

Mortgage servicing rights	—	—	$3,932	$3,932

Total	—	$222,758	$3,932	$226,690

	Proceeds Obtained During the Nine Months Ended September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets
Investment securities available-for-sale:
Mortgage-backed securities — GNMA	—	$2,810	—	$2,810
Mortgage-backed securities — FNMA	—	—	—	—

Total investment securities available-for-sale	—	$2,810	—	$2,810

Trading account securities:
Mortgage-backed securities — GNMA	—	$496,223	$4,147	$500,370
Mortgage-backed securities — FNMA	—	130,641	—	130,641

Total trading account securities	—	$626,864	$4,147	$631,011

Mortgage servicing rights	—	—	$11,467	$11,467

Total	—	$629,674	$15,614	$645,288

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
The following table presents the changes in residential MSRs measured using the fair value method for the nine months ended September 30, 2010 and September 30, 2009.

(In thousands)	2010	2009

Fair value as of January 1	$169,747	$176,034
Purchases	4,250	1,029
Servicing from securitizations or asset transfers	11,909	19,640
Changes due to payments on loans [1]	(11,990)	(10,750)
Changes in fair value due to changes in valuation model inputs or assumptions	(7,969)	(5,618)

Fair value as of September 30	$165,947	$180,335

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $18.0 billion as of September 30, 2010 (December 31, 2009 — $17.7 billion; September 30, 2009 — $17.7 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2010 amounted to $11.7 million and $35.4 million, respectively (September 30, 2009 — $11.7 million and $34.7 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. As of September 30, 2010, those weighted average mortgage servicing fees were 0.27% (September 30, 2009 — 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.
The discussion that follows includes information on assumptions used in the valuation model of the MSRs, originated and purchased.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended September 30, 2010 and year ended December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Prepayment speed	5.0%	7.8%
Weighted average life	20.1 years	12.8 years
Discount rate (annual rate)	11.5%	11.0%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions as of September 30, 2010 and December 31, 2009 were as follows:

	Originated MSRs
(In thousands)	September 30, 2010	December 31, 2009

Fair value of retained interests	$98,966	$97,870
Weighted average life	11.2 years	8.8 years
Weighted average prepayment speed (annual rate)	9.0%	11.4%
Impact on fair value of 10% adverse change	($3,386)	($3,182)
Impact on fair value of 20% adverse change	($6,684)	($7,173)
Weighted average discount rate (annual rate)	12.80%	12.41%
Impact on fair value of 10% adverse change	($4,062)	($2,715)
Impact on fair value of 20% adverse change	($7,911)	($6,240)
The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	September 30, 2010	December 31, 2009

Fair value of retained interests	$66,981	$71,877
Weighted average life	12.1 years	9.9 years
Weighted average prepayment speed (annual rate)	8.3%	10.1%
Impact on fair value of 10% adverse change	($2,636)	($2,697)
Impact on fair value of 20% adverse change	($4,655)	($5,406)
Weighted average discount rate (annual rate)	11.6%	11.1%
Impact on fair value of 10% adverse change	($2,923)	($2,331)
Impact on fair value of 20% adverse change	($5,180)	($4,681)
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
As of September 30, 2010, the Corporation serviced $4.1 billion (December 31, 2009 and September 30, 2009 — $4.5 billion) in residential mortgage loans with credit recourse to the Corporation.
Under the GNMA securitizations, the Corporation has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. As of September 30, 2010, the Corporation had recorded $163 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2009 — $124 million; September 30, 2009 — $112 million).

Note 13 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Net deferred tax assets (net of valuation allowance)	$336,661	$363,967	$380,596
Investments under the equity method	292,493	99,772	97,817
Bank-owned life insurance program	236,824	232,387	230,579
Prepaid FDIC insurance assessment	164,190	206,308	—
Other prepaid expenses	91,193	130,762	144,949
Derivative assets	85,180	71,822	81,249
Trade receivables from brokers and counterparties	37,996	1,104	8,275
Others	215,448	218,795	213,256

Total other assets	$1,459,985	$1,324,917	$1,156,721

Note 14 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 and 2009, allocated by reportable segments and corporate group, were as follows (refer to Note 29 for the definition of the Corporation’s reportable segments):

2010
	Balance as of	Goodwill	Purchase accounting		Balance as of
(In thousands)	January 1, 2010	on acquisition	adjustments	Other	September 30, 2010

Banco Popular de Puerto Rico	$157,025	$106,230	—	—	$263,255
Banco Popular North America	402,078	—	—	—	402,078
Corporate	45,246	—	—	($45,246)	—

Total Popular, Inc.	$604,349	$106,230	—	($45,246)	$665,333

2009
	Balance as of	Goodwill	Purchase accounting		Balance as of
(In thousands)	January 1, 2009	on acquisition	adjustments	Other	September 30, 2009

Banco Popular de Puerto Rico	$157,059	—	($34)	—	$157,025
Banco Popular North America	404,237	—	—	—	404,237
Corporate	44,496	—	750	—	45,246

Total Popular, Inc.	$605,792	—	$716	—	$606,508

The goodwill recognized in the BPPR reportable segment during 2010 relates to the Westernbank FDIC-assisted transaction. Refer to Note 2 to the consolidated financial statements for further information on the accounting for the transaction and the resulting goodwill recognition. The fair values initially assigned to the assets acquired and liabilities assumed in the Westernbank FDIC-assisted transaction are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Any changes in such fair value estimates may impact the goodwill initially recorded.
On September 30, 2010, the Corporation completed the sale of the processing and technology business, which resulted in a $45 million reduction of goodwill for the Corporation. See Note 3 to the consolidated financial statements for further information regarding the sale. The goodwill from EVERTEC was included in the Corporate group since EVERTEC is no longer considered a reportable segment as discussed in Note 29 to the consolidated financial statements.

The gross amount of goodwill and accumulated impairment losses at the beginning and the end of the quarter by reportable segment and Corporate group were as follows:

2010
	Balance at January		Balance at January	Balance at		Balance at
	1, 2010 (Gross	Accumulated	1, 2010 (Net	September 30, 2010	Accumulated	September 30, 2010
(In thousands)	amounts)	Impairment Losses	amounts)	(Gross amounts)	Impairment Losses	(Net amounts)

Banco Popular de Puerto Rico	$157,025	—	$157,025	$263,255	—	$263,255
Banco Popular North America	566,489	$164,411	402,078	566,489	$164,411	402,078
Corporate	45,429	183	45,246	—	—	—

Total Popular, Inc.	$768,943	$164,594	$604,349	$829,744	$164,411	$665,333

2009
	Balance at January		Balance at January	Balance at		Balance at
	1, 2009 (Gross	Accumulated	1, 2009 (Net	September 30, 2009	Accumulated	September 30, 2009
(In thousands)	amounts)	Impairment Losses	amounts)	(Gross amounts)	Impairment Losses	(Net amounts)

Banco Popular de Puerto Rico	$157,059	—	$157,059	$157,025	—	$157,025
Banco Popular North America	568,648	$164,411	404,237	568,648	$164,411	404,237
Corporate	44,679	183	44,496	45,429	183	45,246

Total Popular, Inc.	$770,386	$164,594	$605,792	$771,102	$164,594	$606,508

The accumulated impairment losses in the BPNA reportable segment are associated with E-LOAN.
As of September 30, 2010, December 31, 2009 and September 30, 2009, the Corporation had $6 million of identifiable intangible assets, other than goodwill, with indefinite useful lives.
The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2010		December 31, 2009		September 30, 2009
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$80,591	$27,721	$65,379	$30,991	$65,379	$29,276
Other customer relationships	4,719	3,291	8,816	5,804	8,816	5,478
Other intangibles	125	99	125	71	2,787	2,509

Total	$85,435	$31,111	$74,320	$36,866	$76,982	$37,263

During the nine months ended September 30, 2010, the Corporation recognized $24 million in a core deposit intangible asset associated with the Westernbank FDIC-assisted transaction. This core deposit intangible asset is to be amortized to operating expenses ratably on a monthly basis over a 10-year period.
Certain core deposits and other customer relationships intangibles with a gross amount of $9 million and $0.8 million respectively, became fully amortized during the nine months ended September 30, 2010, and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above. The decrease in other customer relationships category was associated to the sale of the ownership interest in EVERTEC described in Note 3 to the consolidated financial statements.
During the quarter and nine months ended September 30, 2010, the Corporation recognized $2.4 million and $6.9 million, respectively, in amortization related to other intangible assets with definite useful lives (September 30, 2009 — $2.4 million and $7.2 million, respectively).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)

Remaining 2010	$2,242
Year 2011	8,936
Year 2012	8,409
Year 2013	8,225
Year 2014	7,587
Year 2015	5,478

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
Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles (including any unrecognized intangible assets, such as unrecognized core deposits and trademark) as if the reporting unit was being acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Corporation estimates the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated statement of condition. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.
The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2010 using July 31, 2010 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.
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
For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 8.42% to 23.24% for the 2010 analysis. The Ibbottson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (10-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium, and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.
For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a market value approach based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. Additionally, the Corporation determined the reporting unit fair value using a DCF analysis based on BPNA’s financial projections, but assigned no weight to it given that the current market approaches provide a more meaningful measure of fair value considering the reporting unit’s financial performance and current market conditions. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2010, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.
The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern entity. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which agrees with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2010 annual test represented a discount of 23.6%, compared with 20.2% at December 31, 2009. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios and deteriorated credit quality of the consumer and mortgage loan portfolios of BPNA. Refer to Note 29 to the consolidated financial statements, which provides highlights of BPNA’s reportable segment financial performance for the quarter and nine-month periods ended September 30, 2010. BPNA’s provision for loan losses, as a stand-alone legal entity, which is the reporting unit level used for the goodwill impairment analysis, amounted to $226 million for nine months ended September 30, 2010, which represented 144% of BPNA legal entity’s net loss of $157 million for that period.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2010 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.
Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2010 annual assessment were reasonable.
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
Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. As indicated in this MD&A, the economic situation in the United States and Puerto Rico, including deterioration in the housing market and credit market, continued to negatively impact the financial results of the Corporation during 2010.
Note 15 — Deposits
Total interest bearing deposits as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009

Savings deposits	$6,126,358	$5,480,124
NOW, money market and other interest bearing demand deposits	4,854,392	4,726,204

Total savings, NOW, money market and other interest bearing demand deposits	10,980,750	10,206,328

Certificates of deposits:
Under $100,000	6,609,544 [1]	6,553,022 [1]
$100,000 and over	4,778,311	4,670,243

Total certificates of deposits	11,387,855	11,223,265

Total interest bearing deposits	$22,368,605	$21,429,593

[1]	Includes brokered certificates of deposit amounting to $2.5 billion as of September 30, 2010 and $2.7 billion as of December 31, 2009.

A summary of certificates of deposit by maturity as of September 30, 2010 follows:

(In thousands)

Remaining 2010	$3,332,971
2011	4,775,554
2012	1,360,520
2013	655,948
2014	398,443
2015 and thereafter	864,419

Total	$11,387,855

Note 16 — Borrowings
Assets sold under agreements to repurchase were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Assets sold under agreements to repurchase	$2,358,139	$2,632,790	$2,807,891

The repurchase agreements outstanding as of September 30, 2010 were collateralized by $2.1 billion in investment securities available-for-sale, $435 million in trading securities and $39 million in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.
In addition, there were repurchase agreements outstanding collateralized by $170 million in securities purchased underlying agreements to resell to which the Corporation has the right to repledge. It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.
Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Secured borrowing with clearing broker with an interest rate of 1.50%	—	$6,000	—
Advances with the FHLB maturing in October 2010 paying interest at maturity at fixed rates ranging from 0.41% to 0.43%	$125,000	—	—
Unsecured borrowings with private investors paying interest at a fixed rate of 0.45%	—	—	$1,750
Term funds purchased maturing in 2010 paying interest at maturity at fixed rates ranging from 0.65% to 1.15%	65,079	—	—
Others	1,263	1,326	1,327

Total other short-term borrowings	$191,342	$7,326	$3,077

Notes payable consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Advances with the FHLB:
-with maturities ranging from 2011 through 2015 paying interest at monthly fixed rates ranging from 3.31% to 5.02% (September 30, 2009 — 1.48% to 5.06%)	$568,423	$1,103,627	$1,105,429
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	—	20,000	20,000

Note issued to the FDIC, including unamortized premium of $2,242; paying interest monthly at an annual fixed rate of 2.50%; maturing on April 30, 2015 or such earlier date as such amount may become due and payable pursuant to the terms of the note	3,288,219	—	—

Term notes paying interest monthly at fixed rates ranging from 3.00% to 6.00%	—	—	3,100

Term notes with maturities ranging from 2011 to 2013 paying interest semiannually at fixed rates ranging from 5.25% to 13.00% (September 30, 2009 — 5.20% to 9.75%)	381,064	382,858	383,289

Term notes with maturities ranging from 2010 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	1,112	1,528	2,111

Term notes paying interest quarterly at a floating rate of 6.00% to 7.50% over the 3-month LIBOR rate	—	250,000	250,000

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $496,678 as of September 30, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)	439,322	423,650	418,833

Others	25,448	27,169	27,259

Total notes payable	$5,143,388	$2,648,632	$2,649,821

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2009, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of September 30, 2010 and September 30, 2009, respectively, were as follows: 3-month LIBOR rate = 0.29% and 0.29%; 10-year U.S. Treasury note = 2.51% and 3.31%.

In consideration for the excess assets acquired over liabilities assumed as part of the Westernbank FDIC-assisted transaction, BPPR issued to the FDIC a secured note (the “note issued to the FDIC”) in the amount of $5.8 billion as of April 30, 2010 bearing an annual interest rate of 2.50%, which has full recourse to BPPR. As indicated in Notes 2 and 8 to the consolidated financial statements, the note issued to the FDIC is collateralized by the loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Proceeds received from such sources are used to pay the note under the conditions stipulated in the agreement. The entire outstanding principal balance of the note issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note. Borrowings under the note bear interest at a fixed annual rate of 2.50% and is paid monthly. If the Corporation fails to pay any interest as and when due, such interest shall accrue interest at the note interest rate plus 2.00% per annum. The Corporation may repay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. During the third quarter of 2010, the Corporation prepaid $2.1 billion of the note issued to the FDIC from funds unrelated to the assets securing the note.

A breakdown of borrowings by contractual maturities as of September 30, 2010 is included in the table below. Given its nature, the maturity of the note issued to the FDIC was based on expected repayment dates and not on its April 30, 2015 contractual maturity date. The expected repayments consider the timing of expected cash inflows on the loans, OREO and claims on the loss sharing agreements that will be applied to repay the note during the period that the note payable to the FDIC is outstanding.

	Federal funds sold
	and repurchase	Short-term
(In thousands)	agreements	borrowings	Notes payable	Total

Year
2010	$1,195,949	$191,342	$633,071	$2,020,362
2011	50,000	—	2,835,637	2,885,637
2012	75,000	—	631,835	706,835
2013	49,000	—	126,322	175,322
2014	350,000	—	10,824	360,824
Later years	638,190	—	466,377	1,104,567
No stated maturity	—	—	936,000	936,000

Subtotal	$2,358,139	$191,342	$5,640,066	$8,189,547
Less: Discount	—	—	(496,678)	(496,678)

Total borrowings	$2,358,139	$191,342	$5,143,388	$7,692,869

Note 17 — Trust Preferred Securities
As of September 30, 2010, December 31, 2009 and September 30, 2009, the Corporation had established four trusts (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) for the purpose of issuing trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.
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

Financial data pertaining to the trusts as of September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:
(In thousands)

			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II	Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until,
					but excluding
					December 5, 2013
					and 9.000%
					thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	(a),(c),(f), (g)	(b),(d), (e)	(a),(c), (f)	(b),(d), (f)	(b),(d),(h), (i)

[a]	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

[b]	Statutory business trust that is wholly-owned by the Corporation.

[c]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[d]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[e]	The original issuance was for $150 million. The Corporation had reacquired $6 million of the 8.327% capital securities at December 31, 2008.

[f]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

[g]	Same as [f] above, except that the investment company event does not apply for early redemption.

[h]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.

[i]	Carrying value of junior subordinates debentures of $439 million as of September 30, 2010 ($936 million aggregate liquidation amount, net of $497 million discount); $424 million as of December 31, 2009 ($936 million aggregate liquidation amount, net of $512 million discount), and $419 million as of September 30, 2009 ($936 million aggregate liquidation amount, net of $517 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 Capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 Capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of September 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. As of December 31, 2009, there were $7 million of the outstanding trust preferred securities which were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit would be effective on March 31, 2011. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently passed in July 2010, has a provision to effectively phase out the use of trust preferred securities as Tier 1 capital throughout a five-year period. As of September 30, 2010, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. As of September 30, 2010, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, and were issued prior to October 4, 2010 and thus, are exempt from the Dodd-Frank banking bill provision.
Note 18 — Stockholders’ Equity
Increase in authorized shares of common stock
On May 4, 2010, following stockholder approval, the Corporation amended its certificate of incorporation to provide for an increase in the number of shares of the Corporation’s common stock authorized for issuance from 700 million shares to 1.7 billion shares.
Issuance of depositary shares representing preferred stock and conversion to shares of common stock
In April 2010, the Corporation raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of Contingent Convertible Perpetual Non-Cumulative Preferred Stock, Series D, no par value, $1,000 liquidation preference per share. The preferred stock represented by depositary shares automatically converted into shares of Popular, Inc.’s common stock at a conversion rate of 8.3333 shares of common stock for each depositary share on May 11, 2010, which was the 5th business day after the Corporation’s common shareholders approved the amendment to the Corporation’s restated certificate of incorporation to increase the number of authorized shares of common stock. The conversion of the depositary shares of preferred stock resulted in the issuance of 383,333,333 additional shares of common stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 23 to the consolidated financial statements provides information on the impact of the conversion on net income per common share.
BPPR statutory reserve
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $402 million as of September 30, 2010 (December 31, 2009 — $402 million; September 30, 2009 — $392 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2010 and 2009.
Note 19 — Commitments, Contingencies and Guarantees
Commercial letters of credit and standby letters of credit amounted to $19 million and $116 million, respectively, as of September 30, 2010 (December 31, 2009 — $13 million and $134 million, respectively; and September 30, 2009 — $18 million and $162 million, respectively). In addition, the Corporation has commitments to originate mortgage loans amounting to $64 million as of September 30, 2010 (December 31, 2009 — $48 million; September 30, 2009 — $55 million).
As of September 30, 2010, the Corporation recorded a liability of $0.5 million (December 31, 2009 - $0.7 million and September 30, 2009 — $0.6 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. The Corporation recognizes at fair value the obligation at inception of the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. This liability is included as part of other liabilities in the consolidated statements of condition. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. In the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, if any, which normally includes cash and marketable securities, real estate, receivables, among others. Management does not anticipate any material losses related to these instruments.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $6.2 billion as of September 30, 2010 (December 31, 2009 — $7.0 billion; September 30, 2009 — $7.0 billion), excluding the commitments to extend credit that pertain to the lending relationships of the Westernbank operations.
As of September 30, 2010, the Corporation maintained a reserve of approximately $8 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit unrelated to the acquired lending relationships from the Westernbank FDIC-assisted transaction (December 31, 2009 — $15 million; September 30, 2009 — $18 million). The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
As of September 30, 2010, the commitments to extend credit related to the Westernbank acquired lending relationships approximated $176 million. The acquired commitments to extend credit are covered under the loss sharing agreements with the FDIC, subject to FDIC approvals, limitations on the timing for such disbursements, and servicing guidelines, among various considerations. As indicated in Note 2 to the consolidated financial statements, on the April 30, 2010 acquisition date, the Corporation recorded a contingent liability for such commitments at fair value. As of September 30, 2010, that contingent liability amounted to $120 million and is recorded as part of other liabilities in the consolidated statement of condition.
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
As of September 30, 2010, the Corporation serviced $4.1 billion (December 31, 2009 — $4.5 billion; September 30, 2009 — $4.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the nine months ended September 30, 2010, the Corporation repurchased approximately $93 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. Most claims associated with the residential mortgage loans subject to credit recourse provisions are settled by repurchases of delinquent loans. As of September 30, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $38 million (December 31, 2009 — $16 million; September 30, 2009 — $16 million).
The probable losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item“gain (loss) on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segmentations.The expected loss, which represents the amount expected to be lost on a given loan over a twelve-month period, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value rates, loan aging, among others.
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
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of September 30, 2010, the Corporation serviced $18.0 billion in mortgage loans, including the loans serviced with credit recourse (December 31, 2009 — $17.7 billion; September 30, 2009 — $17.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds from mortgage loans foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of September 30, 2010, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $25 million (December 31, 2009 — $14 million; September 30, 2009 — $14 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of September 30, 2010, the Corporation established reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of September 30, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $35 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2009 — $33 million; September 30, 2009 — $21 million). E-LOAN is no longer originating and selling loans, since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the nine months ended September 30, 2010, E-LOAN charged-off approximately $8.8 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events (nine months ended September 30, 2009 — $13.2 million). Make-whole events are typically defaulted loans in which the investor attempts to recover through the collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation.
During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with various sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of September 30, 2010 are related principally to make-whole arrangements. As of September 30, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million (December 31, 2009 — $9 million; September 30, 2009 — $19 million). During the nine months ended September 30, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $2.3 million (nine months ended September 30, 2009 - $1.2 million). The reserve balance as of September 30, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term period, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.6 billion as of September 30, 2010 (December 31, 2009 — $0.6 billion; September 30, 2009 — $0.7 billion). In addition, as of September 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) (December 31, 2009 — $1.4 billion; September 30, 2009 — $1.4 billion) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.
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
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which included as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular, the underwriter defendants and the individual defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On June 21, 2010, plaintiffs filed a response to these objections. On July 9, 2010, with leave of the Court, Popular filed a reply to plaintiffs’ response. On September 30, 2010, the Court issued an order without opinion granting in part and denying in part the motion to dismiss and providing that the Court would issue an opinion and order explaining its decision. To date, no opinion has been issued. Discovery is ongoing in the ERISA case, and the parties have agreed to coordinate discovery with respect to common issues with discovery in the García and Hoff cases.
The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) have been brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the Garcia action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. Discovery has now commenced in the Hoff and Garcia actions and is to proceed in coordinated fashion. At the Court’s request, the parties to the Hoff and Garcia cases discussed the prospect of mediation and have agreed to nonbinding mediation in an attempt to determine whether the cases can be settled.
The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Díaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On

September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The reconsideration motion is pending.
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
On October 7, 2010, a new putative class action suit for breach of contract and damages, captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s alleged fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. The Corporation intends to contend vigorously these claims.
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
The Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions. These special purpose entities are deemed to be variable interest entities (“VIEs”) since they lack equity investments at risk. As part of the adoption of ASU 2009-17, during the first quarter of 2010, the Corporation evaluated these guaranteed mortgage securitization structures in which it participates, including GNMA and FNMA, and concluded that the Corporation is not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements. The Corporation qualitatively assessed whether it held a controlling financial interest in these VIEs, which included analyzing if it had both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of the VIE, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE. The conclusion on the assessment of these guaranteed mortgage securitization transactions did not change during the third quarter of 2010.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 21 to the consolidated financial statements for additional information on the debt securities outstanding as of September 30, 2010, December 31, 2009 and September 30, 2009, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs because the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.
The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs as of September 30, 2010 and December 31, 2009.

(In thousands)	September 30, 2010	December 31, 2009

Assets
Servicing assets:
Mortgage servicing rights	$104,978	$104,984

Total servicing assets	$104,978	$104,984

Other assets:
Servicing advances	$3,339	$2,029

Total other assets	$3,339	$2,029

Total	$108,317	$107,013

Maximum exposure to loss	$108,317	$107,013

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.4 billion as of September 30, 2010 and $9.3 billion as of December 31, 2009.
Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances as of September 30, 2010 and December 31, 2009 will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
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
Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, December 31, 2009 and September 30, 2009:

	As of September 30, 2010
				Balance as of
				September 30,
(In millions)	Level 1	Level 2	Level 3	2010

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$40	—	$40
Obligations of U.S. Government sponsored entities	—	1,397	—	1,397
Obligations of Puerto Rico, States and political subdivisions	—	53	—	53
Collateralized mortgage obligations — federal agencies	—	1,347	—	1,347
Collateralized mortgage obligations — private label	—	95	—	95
Residential mortgage-backed securities — agencies	—	2,775	$8	2,783
Equity securities	$3	5		8
Other	—	18	—	18

Total investment securities available-for-sale	$3	$5,730	$8	$5,741

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$17	—	$17
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	426	24	450
Other	—	9	3	12

Total trading account securities	—	$453	$30	$483

Mortgage servicing rights	—	—	$166	$166
Derivatives	—	$86	—	$86

Total	$3	$6,269	$204	$6,476

Liabilities
Continuing Operations
Derivatives	—	($91)	—	($91)
Equity appreciation instrument	—	($18)	—	($18)

Total	—	($109)	—	($109)

	As of December 31, 2009
				Balance as of
				December 31,
(In millions)	Level 1	Level 2	Level 3	2009

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$30	—	$30
Obligations of U.S. Government sponsored entities	—	1,648	—	1,648
Obligations of Puerto Rico, States and political subdivisions	—	81	—	81
Collateralized mortgage obligations — federal agencies	—	1,600	—	1,600
Collateralized mortgage obligations — private label	—	118	—	118
Residential mortgage-backed securities — agencies	—	3,176	$34	3,210
Equity securities	$3	5	—	8

Total investment securities available-for-sale	$3	$6,658	$34	$6,695

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$13	—	$13
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — agencies	—	208	224	432
Other	—	9	3	12

Total trading account securities	—	$231	$230	$461

Mortgage servicing rights	—	—	$170	$170
Derivatives	—	$73	—	$73

Total	$3	$6,962	$434	$7,399

Liabilities
Continuing Operations
Derivatives	—	($73)	—	($73)

Total	—	($73)	—	($73)

	As of September 30, 2009
				Balance as of
				September 30,
(In millions)	Level 1	Level 2	Level 3	2009

Assets
Continuing Operations
Investment securities available-for-sale:
U.S. Treasury securities	—	$31	—	$31
Obligations of U.S. Government sponsored entities	—	1,694	—	1,694
Obligations of Puerto Rico, States and political subdivisions	—	89	—	89
Corporate bonds	—	1,598	—	1,598
Collateralized mortgage obligations — federal agencies	—	127	—	127
Residential mortgage-backed securities — agencies	—	3,411	$34	3,445
Equity securities	$4	5	—	9

Total investment securities available-for-sale	$4	$6,955	$34	$6,993

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	—	$3	—	$3
Collateralized mortgage obligations	—	1	$4	5
Residential mortgage-backed securities — agencies	—	180	233	413
Other	—	22	4	26

Total trading account securities	—	$206	$241	$447

Mortgage servicing rights	—	—	$180	$180
Derivatives	—	$81	—	$81

Total	$4	$7,242	$455	$7,701

Liabilities
Continuing Operations
Derivatives	—	($89)	—	($89)

Total	—	($89)	—	($89)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2010 and 2009:

Quarter ended September 30, 2010
						Changes in
						unrealized
						gains (losses)
						included in
			Purchases,			earnings/OCI
			sales,			related to
			issuances,			assets and
		Gains	settlements,	Transfers	Balance as	liabilities still
	Balance	(losses)	and	in (out)	of	held as of
	as of June	included in	paydowns	of Level	September	September
(In millions)	30, 2010	earnings/OCI	(net)	3	30, 2010	30, 2010

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage- backed securities — agencies	$32	—	$1	($25)	$8	—

Total investment securities available-for-sale	$32	—	$1	($25)	$8	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$3	—
Residential mortgage- backed securities — agencies	114	$1	($3)	($88)	24	—
Other	3	—	—	—	3	—

Total trading account securities	$120	$1	($3)	($88)	$30	—	[a]

Mortgage servicing rights	$172	($10)	$4	—	$166	($6)	[b]

Total	$324	($9)	$2	($113)	$204	($6)

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Other service fees” in the statement of operations

Nine months ended September 30, 2010
						Changes in
						unrealized
						gains (losses)
						included in
			Purchases,			earnings/OCI
			sales,			related to
			issuances,			assets and
	Balance	Gains	settlements,	Transfers	Balance as	liabilities still
	as of	(losses)	and	in (out)	of	held as of
	January 1,	included in	paydowns	of Level	September	September
(In millions)	2010	earnings/OCI	(net)	3	30, 2010	30, 2010

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage- backed securities — agencies	$34	$1	—	($27)	$8	—

Total investment securities available-for-sale	$34	$1	—	($27)	$8	—	[a]

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	$3	—
Residential mortgage- backed securities— agencies	224	$4	($34)	($170)	24	—
Other	3	—	—	—	3	—

Total trading account securities	$230	$4	($34)	($170)	$30	—	[b]

Mortgage servicing rights	$170	($20)	$16	—	$166	($12)	[c]

Total	$434	($15)	($18)	($197)	$204	($12)

[a]	Gains are included in OCI

[b]	Gains (losses) are included in “Trading account profit” in the statement of operations

[c]	Gains (losses) are included in “Other service fees” in the statement of operations

Quarter ended September 30, 2009
						Changes in
						unrealized
						gains (losses)
						included in
				Purchases,		earnings/OCI
				sales,		related to
			Increase	issuances,		assets and
	Balance		(decrease)	settlements,	Balance as	liabilities still
	as of	Gains (losses)	in accrued	and	of	held as of
	June 30,	included in	interest	paydowns	September	September 30,
(In millions)	2009	earnings/OCI	receivable	(net)	30, 2009	2009

Assets

Continuing Operations
Investment securities available-for-sale:
Residential mortgage- backed securities — agencies	$35	—	—	($1)	$34	—

Total investment securities available-for-sale	$35	—	—	($1)	$34	—

Trading account securities:
Collateralized mortgage obligations	$5	—	—	($1)	$4	—
Residential mortgage- backed securities— agencies	284	$1	—	(52)	233	$1	[a]
Other	5	(1)	—	—	4	—

Total trading account securities	$294	—	—	($53)	$241	$1

Mortgage servicing rights	$181	($7)	—	$6	$180	($4)	[b]

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$1	—	—	($1)	—	—	[c]

Total	$511	($7)	—	($49)	$455	($3)

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Other service fees” in the statement of operations

[c]	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

Nine months ended September 30, 2009
						Changes in
						unrealized
						gains (losses)
						included in
				Purchases,		earnings/OCI
				sales,		related to
			Increase	issuances,		assets and
	Balance	Gains	(decrease)	settlements,		liabilities still
	as of	(losses)	in accrued	and	Balance as of	held as of
	January 1,	included in	interest	paydowns	September	September 30,
(In millions)	2009	earnings/OCI	receivable	(net)	30, 2009	2009

Assets
Continuing Operations
Investment securities available-for-sale:
Mortgage-backed securities— agencies	$37	—	—	($3)	$34	—

Total investment securities available-for-sale	$37	—	—	($3)	$34	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	$1	$4	—
Residential mortgage- backed securities— agencies	292	$2	—	(61)	233	$5
Other	5	(1)	—	—	4	—

Total trading account securities	$300	$1	—	($60)	$241	$5	[a]

Mortgage servicing rights	$176	($16)	—	$20	$180	($6)	[b]

Discontinued Operations
Loans measured at fair value pursuant to fair value option	$5	$1	—	($6)	—	—	[c]

Total	$518	($14)	—	($49)	$455	($1)

[a]	Gains (losses) are included in “Trading account profit” in the statement of operations

[b]	Gains (losses) are included in “Other service fees” in the statement of operations

[c]	Gains (losses) are included in “Loss from discontinued operations, net of tax” in the statement of operations

During the quarter and nine months ended September 30, 2010, there were $113 million and $197 million, respectively, in transfers out of Level 3 for financial instruments measured at fair value on a recurring basis. These transfers resulted from exempt FNMA and GNMA mortgage-backed securities, which were transferred out of Level 3 and into Level 2, as a result of a change in valuation methodology from an internally-developed pricing matrix to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and / or out of Level 1 during the quarter and nine months ended September 30, 2010.
There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and nine months ended September 30, 2009. There were no transfers in and / or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2009.

Gains and losses (realized and unrealized) included in earnings for the quarters and nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2010		Nine months ended September 30, 2010
		Changes in		Changes in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings/OCI	reporting date	earnings/OCI	reporting date

Continuing Operations
OCI	—	—	$1	—
Other service fees	($10)	($6)	(20)	($12)
Trading account profit	1	—	4	—

Total	($9)	($6)	($15)	($12)

	Quarter ended September 30, 2009		Nine months ended September 30, 2009
		Changes in		Changes in
		unrealized gains		unrealized gains
		(losses) relating to		(losses) relating to
	Total gains (losses)	assets / liabilities	Total gains (losses)	assets / liabilities
	included in	still held at	included in	still held at
(In millions)	earnings/OCI	reporting date	earnings/OCI	reporting date

Continuing Operations
Other service fees	($7)	($4)	($16)	($6)
Trading account profit	—	1	1	5
Discontinued Operations
Loss from discontinued operations, net of tax	—	—	1	—

Total	($7)	($3)	($14)	($1)

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Section 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the nine months ended September 30, 2010 and 2009, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value as of September 30, 2010
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans [1]	—	—	$649	$649
Loans held-for-sale [2]	—	—	2	2
Other real estate owned [3]	—	—	55	55

Total			$706	$706

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.

[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

[3]	Represents the fair value of foreclosed real estate owned that were measured at fair value.

Carrying value as of September 30, 2009
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Continuing Operations
Loans (1)	—	—	$743	$743
Other real estate owned (2)	—	—	27	27
Other foreclosed assets (2)	—	—	6	6

Total	—	—	$776	$776

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.

[2]	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value.

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and non-financial instruments. Accordingly, the aggregate fair value of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S. agency securities, which fair value is based on an active exchange market and on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities — agencies: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-developed pricing matrix with quoted prices from local broker dealers. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These CMOs are classified as Level 2. Other CMOs, due to their limited liquidity, are classified as Level 3 due to the insufficiency of inputs such as broker quotes, executed trades, credit information and cash flows.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1. Other equity securities that do not trade in highly liquid markets are classified as Level 2.

•	Corporate note (included as “other” in the “available-for-sale” category): The corporate note is priced based on a spread to the U.S. Treasury market and adjustments may apply based on observable market inputs such as sector, maturity, credit standing and reported trade frequencies. This corporate note is classified as Level 2.

•	Corporate securities and mutual funds (included as “other” in the “trading account securities” category): Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently or are in distress are classified as Level 3.
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
Equity appreciation instrument
Refer to Note 2 to the consolidated financial statements for a description of the terms of the equity appreciation instrument. The fair value of the equity appreciation instrument was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The principal variables in determining the fair value of the equity appreciation instrument include the implied volatility determined based on the historical daily volatility of the Corporation’s common stock, the exercise price of the instrument, the price of the call option, and the risk-free rate. The equity appreciation instrument is classified as Level 2.
Loans held-in-portfolio considered impaired under ASC Section 310-10-35 that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Currently, the associated loans considered impaired are classified as Level 3.
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
The fair values reflected herein have been determined based on the prevailing interest rate environment as of September 30, 2010 and December 31, 2009, respectively. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments as of September 30, 2010 and December 31, 2009 are described in the paragraphs below.
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
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments as of September 30, 2010 and December 31, 2009.
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
Carrying or notional amounts, as applicable, and estimated fair values for financial instruments were:

	September 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
(In thousands)	amount	value	amount	value

Financial Assets:
Cash and money market investments	$2,604,760	$2,604,760	$1,680,127	$1,680,127
Trading securities	483,192	483,192	462,436	462,436
Investment securities available-for-sale	5,741,483	5,741,483	6,694,714	6,694,714
Investment securities held-to-maturity	214,152	214,803	212,962	213,146
Other investment securities	158,309	159,622	164,149	165,497
Loans held-for-sale	115,088	120,916	90,796	91,542
Loans held-in-portfolio, net	24,904,715	22,181,399	22,451,909	20,021,224
FDIC loss share indemnification asset	3,308,959	3,371,118	—	—

Financial Liabilities:
Deposits	$27,740,045	$27,867,432	$25,924,894	$26,076,515
Assets sold under agreements to repurchase	2,358,139	2,523,779	2,632,790	2,759,438
Short-term borrowings	191,342	191,342	7,326	7,326
Notes payable	5,143,388	5,090,470	2,648,632	2,453,037
Contingent liability on unfunded loan commitments	120,162	120,162	—	—
Equity appreciation instrument	17,465	17,465	—	—

	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value

Commitments to extend credit	$6,297,380	$1,016	$7,013,148	$882
Letters of credit	134,663	1,296	147,647	1,565

Note 23 — Net Income per Common Share
The computation of net income per common share (“EPS”) follows:

	Quarter ended		Nine months ended
	September 30,		September 30,

(In thousands, except share information)	2010	2009	2010	2009

Net income (loss) from continuing operations	$494,494	($121,561)	$353,611	($340,720)
Net loss from discontinued operations	—	(3,427)	—	(19,972)
Deemed dividend on preferred stock [1]	—	—	(191,667)	—
Preferred stock dividends [2]	—	5,974	—	(39,857)
Preferred stock discount accretion	—	(1,040)	—	(4,515)
Favorable impact from exchange of shares of Series A and B preferred stock for common stock, net of issuance costs	—	230,388	—	230,388
Favorable impact from exchange of Series C preferred stock for trust preferred securities	—	485,280	—	485,280

Net income applicable to common stock	$494,494	$595,614	$161,944	$310,604

Average common shares outstanding	1,021,374,014	425,672,578	839,196,564	330,325,348
Average potential common shares	—	—	312,961	—

Average common shares outstanding — assuming dilution	1,021,374,014	425,672,578	839,509,525	330,325,348

Basic and diluted EPS from continuing operations	$0.48	$1.41	$0.19	$1.00
Basic and diluted EPS from discontinued operations	—	(0.01)	—	(0.06)

Basic and diluted EPS	$0.48	$1.40	$0.19	$0.94

[1]	Deemed dividend related to the issuance of depositary shares and the conversion of the preferred stock into shares of common stock in the second quarter of 2010.

[2]	Amount presented for the quarter ended September 30, 2009 represents the reversal of dividends on Series C preferred stock considered accrued as of June 30, 2009 for EPS purposes only. These cumulative dividends were not paid as dividends to the Series C preferred stockholders given the terms of the exchange agreement to New Trust Preferred Securities, which was effected in August 2009.

The conversion of contingently convertible perpetual non-cumulative preferred stock into shares of the Corporation’s common stock during the second quarter of 2010, resulted in a non-cash beneficial conversion of $191.7 million, representing the intrinsic value between the conversion rate of $3.00 and the common stock closing price of $3.50 on April 13, 2010, the date the preferred shares were offered. The beneficial conversion was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock. However, the deemed dividend decreased the net income applicable to common stock and affected the calculation of basic and diluted EPS for the nine months ended September 30, 2010. Moreover, in computing diluted EPS, dilutive convertible securities that remained outstanding for the period prior to actual conversion were not included as average potential common shares because the effect would have been antidilutive. In computing both basic and diluted EPS, the common shares issued upon actual conversion were included in the weighted average calculation of common shares, after the date of conversion, provided that they remained outstanding.
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
For the quarter and nine-month period ended September 30, 2010, there were 2,530,137 and 2,537,563 weighted average antidilutive stock options outstanding, respectively (September 30, 2009 — 2,674,505 and 2,770,846). Additionally, the Corporation has outstanding a warrant to purchase 20,932,836 shares of common stock, which has an antidilutive effect as of September 30, 2010.

Note 24 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Debit card fees	$27,711	$26,986	$83,480	$80,867
Credit card fees and discounts	24,382	23,497	73,692	70,951
Processing fees	15,258	13,638	43,390	40,773
Insurance fees	11,855	11,463	34,929	36,014
Sale and administration of investment products	11,379	8,181	28,791	25,204
Other fees	10,237	13,849	41,585	44,775

Total other service fees	$100,822	$97,614	$305,867	$298,584

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
During the third quarter of 2010, the Corporation amended the pension and postretirement benefits as a result of the EVERTEC sale. The amendment to the pension plan increased the pension plan liability by approximately $6.3 million, which will be amortized as pension cost in future periods.
During the second quarter of 2010, the Corporation settled its U.S. retirement plan, which had been frozen in 2007. The U.S. retirement plan assets are expected to be distributed to plan participants during the fourth quarter of 2010.
The components of net periodic pension cost for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

			Benefit Restoration				Benefit Restoration
	Pension Plans		Plans		Pension Plans		Plans

	Quarters ended		Quarters ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	—	—	—	—	—	$3,330	—	$341
Interest cost	$7,804	$8,041	$384	$391	$23,710	24,630	$1,153	1,225
Expected return on plan assets	(7,655)	(6,221)	(403)	(307)	(23,208)	(19,320)	(1,210)	(932)
Amortization of prior service cost (credit)	—	—	—	—	—	44	—	(8)
Amortization of net loss	2,167	3,203	99	185	6,579	10,590	297	683

Net periodic cost	$2,316	$5,023	$80	$269	$7,081	$19,274	$240	$1,309
Curtailment loss (gain)	—	—	—	—	—	820	—	(341)
Settlement loss	—	—	—	—	3,380	—	—	—

Total cost	$2,316	$5,023	$80	$269	$10,461	$20,094	$240	$968

During the nine months ended September 30, 2010, the Corporation made contributions to the pension and benefit restoration plans amounting to $23.5 million. The total contributions expected to be paid during the year 2010 for the pension and benefit restoration plans amount to approximately $25.8 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2010 and 2009 were as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Service cost	$432	$549	$1,296	$1,647
Interest cost	1,609	2,026	4,826	6,078
Amortization of prior service cost	(262)	(261)	(785)	(784)
Amortization of net gain	(294)	—	(882)	—

Net periodic cost	$1,485	$2,314	$4,455	$6,941
Termination benefit cost	671	—	671	—

Total cost	$2,156	$2,314	$5,126	$6,941

Contributions made to the postretirement benefit plan for the nine months ended September 30, 2010 amounted to approximately $3.9 million. The total contributions expected to be paid during the year 2010 for the postretirement benefit plan amount to approximately $5.2 million.
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
The following table presents information on stock options outstanding as of September 30, 2010:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,231,412	$15.84	1.99	1,231,412	$15.84
$19.25 - $27.20	1,298,725	$25.21	3.74	1,298,725	$25.21

$14.39 - $27.20	2,530,137	$20.65	2.89	2,530,137	$20.65

There was no intrinsic value of options outstanding as of September 30, 2010 (September 30, 2009 — $0.3 million). There was no intrinsic value of options exercisable as of September 30, 2010 and 2009.

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding as of January 1, 2009	2,965,843	$20.59
Granted	—	—
Exercised	—	—
Forfeited	(59,631)	26.42
Expired	(353,549)	19.25

Outstanding as of December 31, 2009	2,552,663	$20.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(22,526)	19.56

Outstanding as of September 30, 2010	2,530,137	$20.65

The stock options exercisable as of September 30, 2010 totaled 2,530,137 (September 30, 2009 — 2,585,523). There were no stock options exercised during the quarters and nine-month periods ended September 30, 2010 and 2009. Thus, there was no intrinsic value of options exercised during the quarters and nine month-periods ended September 30, 2010 and 2009.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2009 and 2010.
For the quarter ended September 30, 2010, there was no stock option expense recognized (September 30, 2009 — $0.1 million, with a tax benefit of $40 thousand). For the nine months ended September 30, 2010, there was no stock option expense recognized (September 30, 2009 — $162 thousand, with a tax benefit of $45 thousand).
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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	248,339	$22.83
Granted	—	—
Vested	(104,791)	21.93
Forfeited	(5,036)	19.95

Non-vested as of December 31, 2009	138,512	$23.62
Granted	1,525,416	2.70
Vested	(314,284)	8.34
Forfeited	(185,844)	3.21

Non-vested as of September 30, 2010	1,163,800	$3.58

During the quarter ended September 30, 2010, no shares of restricted stock were awarded to management under the Incentive Plan. During the nine-month period ended September 30, 2010, 1,525,416 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,253,551 shares of restricted stock were awarded to management consistent with the requirements of the TARP Interim Final Rule. The shares of restricted stock, which were awarded to management consistent with the requirements of the TARP Interim Final Rule, were determined upon consideration of management’s execution of critical 2009 initiatives to manage the Corporation’s liquidity and capitalization, strategically reposition its United States operations, and improve management effectiveness and cost control. The shares will vest on the secondary anniversary of the grant date, and they may become payable in 25% increments as the Corporation repays each 25% portion of the aggregate financial assistance received under the United States Treasury Department’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. In addition, the grants are also subject to further performance criteria as the Corporation must achieve profitability for at least one fiscal year for awards to be payable. During the quarter and nine-month period ended September 30, 2009, no shares of restricted stock were awarded to management under the Incentive Plan.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular, Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the nine months ended September 30, 2010, 41,710 shares have been granted under this plan (September 30, 2009 — 35,397).
During the quarter ended September 30, 2010, the Corporation recognized $0.6 million of restricted stock expense related to management incentive awards, with tax benefit of $0.2 million (September 30, 2009 — $0.6 million, with a tax benefit of $0.2 million). For the nine-month period ended September 30, 2010, the Corporation recognized $0.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (September 30, 2009 — $1.4 million, with a tax benefit of $0.5 million). The fair market value of the restricted stock vested was $3.2 million at grant date and $0.9 million at vesting date. This triggers a shortfall, net of windfalls, of $2.3 million that was recorded as an additional income tax expense at the applicable income tax rate, net of the deferred tax asset valuation allowance. During the quarter ended September 30, 2010, the Corporation recognized $0.3 million of performance shares expense, with a tax benefit of $0.1 million (September 30, 2009 —$0.3 million, with a tax benefit of $107 thousand). During the nine-month period ended September 30, 2010, the Corporation recognized $0.5 million of performance share expense, with a tax benefit of $0.2 million (September 30, 2009 — $0.6 million, with a tax benefit of $129 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of September 30, 2010 was $2.2 million and is expected to be recognized over a weighted-average period of 3 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested as of January 1, 2009	—	—
Granted	270,515	$2.62
Vested	(270,515)	2.62
Forfeited	—	—

Non-vested as of December 31, 2009	—	—
Granted	272,828	$2.97
Vested	(272,828)	2.97
Forfeited	—	—

Non-vested as of September 30, 2010	—	—

During the quarter ended September 30, 2010, the Corporation granted 30,434 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (September 30, 2009 — 78,070). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $48 thousand (September 30, 2009 — $0.1 million, with a tax benefit of $47 thousand). For the nine-month period ended September 30, 2010, the Corporation granted 272,828 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (September 30, 2009 — 251,993). During this period, the Corporation recognized $0.4 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.2 million (September 30, 2009 — $0.3 million, with a tax benefit of $141 thousand). The fair value at vesting date of the restricted stock vested during 2010 for directors was $0.8 million.
Note 27 — Income Taxes
The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2010	2009

Balance as of January 1	$41.8	$40.5
Additions for tax positions — January through March	0.4	1.0
Reduction as a result of settlements — January through March	(14.3)	(0.6)

Balance as of March 31	27.9	$40.9
Additions for tax positions — April through June	0.2	1.3
Reduction for tax positions — April through June	(1.6)	—

Balance as of June 30	26.5	$42.2
Additions for tax positions — July through September	3.7	0.7
Additions for tax positions taken in prior years — July through September	3.5	—
Reduction as a result of lapse of statute of limitations — July through September	(3.7)	—
Reduction for tax positions — July through September	(1.2)	(1.8)

Balance as of September 30	$28.8	$41.1

As of September 30, 2010, the related accrued interest approximated $6.5 million (September 30, 2009 — $6.3 million). Management determined that as of September 30, 2010 and 2009 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $33.8 million as of September 30, 2010 (September 30, 2009 — $45.7 million).

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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of September 30, 2010, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2006 and thereafter. During 2010, the U.S. Internal Revenue Service (“IRS”) completed an examination of the Corporation’s U.S. operations tax return for 2007, and as a result, the Corporation recognized a tax benefit of $14.3 million during the first quarter of 2010.
The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
The following table presents the components of the Corporation’s deferred tax assets and liabilities.

	September 30,	December 31,
(In thousands)	2010	2009

Deferred tax assets:
Tax credits available for carryforward	$8,310	$11,026
Net operating loss and donation carryforward available	972,397	843,968
Postretirement and pension benefits	95,621	103,979
Deferred loan origination fees	7,797	7,880
Allowance for loan losses	533,611	536,277
Deferred gains	13,163	14,040
Accelerated depreciation	2,329	2,418
Intercompany deferred gains	4,818	7,015
Other temporary differences	20,969	39,096

Total gross deferred tax assets	$1,659,015	$1,565,699

Deferred tax liabilities:
Differences between assigned values and the tax basis of the assets and liabilities recognized in purchase business combinations	$63,977	$25,896
Difference in outside basis between financial and tax reporting on sale of a business	11,057	—
Deferred loan origination costs	8,280	9,708
Unrealized net gain on trading and available-for-sale securities	56,954	30,323
Other temporary differences	1,195	5,923

Total gross deferred tax liabilities	$141,463	$71,850

Gross deferred tax assets less liabilities	$1,517,552	$1,493,849
Less: Valuation allowance	1,191,951	1,129,882

Net deferred tax assets	$325,601	$363,967

The net deferred tax asset shown in the table above as of September 30, 2010 is reflected in the consolidated statement of condition as $336.7 million in deferred tax assets (in the “other assets” caption) and $11.1 million in deferred tax liabilities (in the “other liabilities” caption), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.
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
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2010. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that the Corporation will not be able to realize the associated deferred tax assets in the future. As of September 30, 2010, the Corporation recorded a valuation allowance of $1.2 billion on the deferred tax asset of its U.S. operations. As of September 30, 2010, the Corporation’s deferred tax assets (net of deferred tax liability) related to its Puerto Rico operations amounted to $345.8 million and the deferred tax liability, net of the valuation allowance, of its U.S. operations amounted to $20.2 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax asset and based on the weighting of all available evidence has concluded that it is more likely than not that such net deferred tax assets will be realized.
Note 28 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the nine-month period are listed in the following table:

(In thousands)	September 30, 2010	September 30, 2009

Non-cash activities:
Loans transferred to other real estate	$147,577	$116,200
Loans transferred to other property	28,785	29,331

Total loans transferred to foreclosed assets	176,362	145,531
Transfers from loans held-in-portfolio to loans held-for-sale	24,458	32,270
Transfers from loans held-for-sale to loans held-in-portfolio	9,679	175,043
Loans securitized into investment securities [a]	633,821	1,112,061
Recognition of mortgage servicing rights on securitizations or asset transfers	11,909	19,640
Treasury stock retired	—	207,139
Change in par value of common stock	—	1,689,389
Conversion of preferred stock to common stock:
Preferred stock converted	(1,150,000)	—
Common stock issued	1,341,667	—
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	—	(397,911)
New common stock issued	—	317,652
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A and B)	—	(524,079)
New common stock issued	—	293,691
Preferred stock exchanged for new trust preferred securities issued:
Preferred stock exchanged (Series C)	—	(901,165)
New trust preferred securities issued (junior subordinated debentures)	—	415,885

[a]	Includes loans securitized into investment securities and subsequently sold before quarter end.

For the nine months ended September 30, 2010 the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Westernbank FDIC-assisted transaction. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Corporation on April 30, 2010.
The cash received in the transaction, which amounted to $261 million, is presented in the investing activities section of the Consolidated Statement of Cash Flows as “Cash received from acquisition”.
Note 29 — Segment Reporting
The Corporation’s corporate structure consists of two reportable segments — Banco Popular de Puerto Rico and Banco Popular North America.

As discussed in Note 3 to the consolidated financial statements, on September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to September 30, 2010, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses has been reclassified under Corporate group for all periods presented. Additionally, the Corporation retained EVERTEC DE VENEZUELA, C.A. and its equity investments in CONTADO and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010, and are now also included in the Corporate group for all periods presented. Revenue from the remaining ownership interest in EVERTEC will be prospectively reported as non-interest income in the Corporate group.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of September 30, 2010, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America and Popular International Bank, including the equity investments in CONTADO and Serfinsa. Also, as discussed previously, it includes the results of EVERTEC for all periods presented. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization: Finance, Risk Management and Legal.
The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The results of operations included in the tables below for the quarter ended September 30, 2009 exclude the results of operations of the discontinued business of PFH. Segment assets as of September 30, 2009 also exclude the assets of the discontinued operations.
2010
For the quarter ended September 30, 2010

				Total
	Banco Popular de	Banco Popular	Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Eliminations	Segments

Net interest income	$336,580	$77,465	—	$414,045
Provision for loan losses	182,153	32,860	—	215,013
Non-interest income	92,937	13,161	—	106,098
Amortization of intangibles	1,561	681	—	2,242
Depreciation expense	10,024	2,160	—	12,184
(Gain) loss on early extinguishment of debt	(27)	9,725	—	9,698
Other operating expenses	210,264	58,024	—	268,288
Income tax expense	12,996	1,798	—	14,794

Net income (loss)	$12,546	($14,622)	—	($2,076)

Segment Assets	$31,129,147	$9,328,402	($34,485)	$40,423,064

For the quarter ended September 30, 2010

(In thousands)	Corporate	Eliminations	Popular, Inc.

Net interest (expense) income	($27,289)	$162	$386,918
Provision for loan losses	—	—	215,013
Non-interest income	730,583	(40,157)	796,524
Amortization of intangibles	169	—	2,411
Depreciation expense	4,141	—	16,325
Loss on early extinguishment of debt	15,750	—	25,448
Other operating expenses	99,399	(40,324)	327,363
Income tax expense	87,382	212	102,388

Net income	$496,453	$117	$494,494

Segment Assets	$5,580,042	($5,182,390)	$40,820,716

For the nine months ended September 30, 2010

				Total
	Banco Popular de	Banco Popular	Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Eliminations	Segments

Net interest income	$787,923	$231,642	—	$1,019,565
Provision for loan losses	412,792	244,679	—	657,471
Non-interest income	327,920	45,646	—	373,566
Amortization of intangibles	3,870	2,501	—	6,371
Depreciation expense	29,097	7,041	—	36,138
Loss on early extinguishment of debt	951	9,725	—	10,676
Other operating expenses	584,283	186,575	—	770,858
Income tax expense	26,304	3,382	—	29,686

Net income (loss)	$58,546	($176,615)	—	($118,069)

For the nine months ended September 30, 2010

(In thousands)	Corporate	Eliminations	Popular, Inc.

Net interest (expense) income	($85,241)	$487	$934,811
Provision for loan losses	—	—	657,471
Non-interest income	905,146	(108,464)	1,170,248
Amortization of intangibles	544	—	6,915
Depreciation expense	10,946	—	47,084
Loss on early extinguishment of debt	15,750	—	26,426
Other operating expenses	237,082	(107,489)	900,451
Income tax expense	82,983	432	113,101

Net income	$472,600	($920)	$353,611

2009
For the quarter ended September 30, 2009

				Total
	Banco Popular de	Banco Popular	Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Eliminations	Segments

Net interest income	$217,750	$77,588	—	$295,338
Provision for loan losses	153,350	177,713	—	331,063
Non-interest income	109,083	6,395	—	115,478
Amortization of intangibles	1,270	910	—	2,180
Depreciation expense	9,316	2,679	—	11,995
Loss on early extinguishment of debt	955	—	—	955
Other operating expenses	175,412	70,045	—	245,457
Income tax expense	77	2,553	—	2,630

Net loss	($13,547)	($169,917)	—	($183,464)

Segment Assets	$23,868,954	$11,443,083	($29,284)	$35,282,753

For the quarter ended September 30, 2009

(In thousands)	Corporate	Eliminations	Popular, Inc.

Net interest (expense) income	($19,232)	$283	$276,389
Provision for loan losses	—	—	331,063
Non-interest income	83,201	(38,635)	160,044
Amortization of intangibles	199	—	2,379
Depreciation expense	3,435	—	15,430
Gain on early extinguishment of debt	(78,337)	(1,922)	(79,304)
Other operating expenses	69,767	(33,129)	282,095
Income tax expense	2,976	725	6,331

Net income (loss)	$65,929	($4,026)	($121,561)

Segment Assets	$5,523,711	($5,168,660)	$35,637,804

For the nine months ended September 30, 2009

				Total
	Banco Popular de	Banco Popular	Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Eliminations	Segments

Net interest income	$650,679	$234,929	—	$885,608
Provision for loan losses	486,343	566,693	—	1,053,036
Non-interest income	562,466	15,892	—	578,358
Amortization of intangibles	3,869	2,731	—	6,600
Depreciation expense	28,463	8,258	($22)	36,699
Loss on early extinguishment of debt	955	—	—	955
Other operating expenses	530,174	236,453	(5)	766,622
Income tax benefit	(4,239)	(5,692)	11	(9,920)

Net income (loss)	$167,580	($557,622)	$16	($390,026)

For the nine months ended September 30, 2009

(In thousands)	Corporate	Eliminations	Popular, Inc.

Net interest (expense) income	($54,489)	$816	$831,935
Provision for loan losses	—	—	1,053,036
Non-interest income	246,245	(103,989)	720,614
Amortization of intangibles	618	—	7,218
Depreciation expense	12,334	—	49,033
Gain on early extinguishment of debt	(78,337)	(1,922)	(79,304)
Other operating expenses	210,136	(98,263)	878,495
Income tax benefit	(6,120)	831	(15,209)

Net income (loss)	$53,125	($3,819)	($340,720)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2010
For the quarter ended September 30, 2010

			Other		Total Banco
	Commercial	Consumer and	Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$164,890	$169,401	$2,240	$49	$336,580
Provision for loan losses	155,561	26,592	—	—	182,153
Non-interest income	891	65,951	26,321	(226)	92,937
Amortization of intangibles	178	1,244	139	—	1,561
Depreciation expense	4,482	5,245	297	—	10,024
Gain on early extinguishment of debt	(27)	—	—	—	(27)
Other operating expenses	71,588	121,229	17,543	(96)	210,264
Income tax (benefit) expense	(25,120)	33,993	4,165	(42)	12,996

Net (loss) income	($40,881)	$47,049	$6,417	($39)	$12,546

Segment Assets	$16,242,839	$22,081,935	$974,816	($8,170,443)	$31,129,147

For the nine months ended September 30, 2010

			Other		Total Banco
	Commercial	Consumer and	Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$309,391	$471,221	$7,130	$181	$787,923
Provision for loan losses	306,278	106,514	—	—	412,792
Non-interest income	78,922	174,319	74,796	(117)	327,920
Amortization of intangibles	378	3,072	420	—	3,870
Depreciation expense	12,525	15,668	904	—	29,097
Loss on early extinguishment of debt	951	—	—	—	951
Other operating expenses	189,590	346,553	48,377	(237)	584,283
Income tax (benefit) expense	(49,300)	63,435	12,055	114	26,304

Net (loss) income	($72,109)	$110,298	$20,170	$187	$58,546

2009
For the quarter ended September 30, 2009

			Other		Total Banco
	Commercial	Consumer and	Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$77,277	$137,340	$3,010	$123	$217,750
Provision for loan losses	98,536	54,814	—	—	153,350
Non-interest income	26,565	55,468	27,049	1	109,083
Amortization of intangibles	28	1,079	163	—	1,270
Depreciation expense	3,785	5,222	309	—	9,316
Loss on early extinguishment of debt	955	—	—	—	955
Other operating expenses	51,928	107,151	16,405	(72)	175,412
Income tax (benefit) expense	(20,892)	15,970	4,919	80	77

Net (loss) income	($30,498)	$8,572	$8,263	$116	($13,547)

Segment Assets	$10,111,972	$17,189,724	$513,411	($3,946,153)	$23,868,954

For the nine months ended September 30, 2009

			Other		Total Banco
	Commercial	Consumer and	Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$225,595	$415,427	$9,195	$462	$650,679
Provision for loan losses	316,005	170,338	—	—	486,343
Non-interest income	131,192	357,404	74,313	(443)	562,466
Amortization of intangibles	131	3,190	548	—	3,869
Depreciation expense	12,518	14,993	952	—	28,463
Loss on early extinguishment of debt	955	—	—	—	955
Other operating expenses	155,500	327,486	47,393	(205)	530,174
Income tax (benefit) expense	(77,061)	60,739	11,986	97	(4,239)

Net (loss) income	($51,261)	$196,085	$22,629	$127	$167,580

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2010
For the quarter ended September 30, 2010

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$76,166	$1,299	—	$77,465
Provision for loan losses	42,637	(9,777)	—	32,860
Non-interest income (loss)	16,703	(3,542)	—	13,161
Amortization of intangibles	681	—	—	681
Depreciation expense	2,129	31	—	2,160
Loss on early extinguishment of debt	9,725	—	—	9,725
Other operating expenses	56,458	1,566	—	58,024
Income tax (benefit) expense	(931)	2,729	—	1,798

Net (loss) income	($17,830)	$3,208	—	($14,622)

Segment Assets	$9,985,407	$486,850	($1,143,855)	$9,328,402

For the nine months ended September 30, 2010

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$228,206	$3,492	($56)	$231,642
Provision for loan losses	228,628	16,051	—	244,679
Non-interest income (loss)	55,770	(10,124)	—	45,646
Amortization of intangibles	2,501	—	—	2,501
Depreciation expense	6,483	558	—	7,041
Loss on early extinguishment of debt	9,725	—	—	9,725
Other operating expenses	181,526	5,049	—	186,575
Income tax expense	653	2,729	—	3,382

Net loss	($145,540)	($31,019)	($56)	($176,615)

2009
For the quarter ended September 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$76,833	$482	$273	$77,588
Provision for loan losses	143,879	33,834	—	177,713
Non-interest income (loss)	16,573	(10,129)	(49)	6,395
Amortization of intangibles	910	—	—	910
Depreciation expense	2,387	292	—	2,679
Other operating expenses	67,743	2,302	—	70,045
Income tax expense	785	1,768	—	2,553

Net loss	($122,298)	($47,843)	$224	($169,917)

Segment Assets	$12,076,358	$626,462	($1,259,737)	$11,443,083

For the nine months ended September 30, 2009

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$226,564	$7,453	$912	$234,929
Provision for loan losses	462,254	104,439	—	566,693
Non-interest income (loss)	43,376	(27,397)	(87)	15,892
Amortization of intangibles	2,731	—	—	2,731
Depreciation expense	7,359	899	—	8,258
Other operating expenses	221,011	15,440	2	236,453
Income tax expense (benefit)	163	(5,855)	—	(5,692)

Net loss	($423,578)	($134,867)	$823	($557,622)

A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2010	2009	2010	2009

Revenues [1]
Puerto Rico	$1,074,833	$331,364	$1,761,912	$1,244,649
United States	85,225	79,782	262,197	208,780
Other	23,384	25,287	80,950	99,120

Total consolidated revenues from continuing operations	$1,183,442	$436,433	$2,105,059	$1,552,549

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, FDIC loss share income (expense), fair value change in equity appreciation instrument, gain on sale of processing and technology business and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009

Selected Balance Sheet Information: [1]
Puerto Rico
Total assets	$30,214,685	$22,480,832	$22,802,274
Loans	17,924,662	14,176,793	14,537,544
Deposits	19,886,771	16,634,123	16,570,569
Mainland United States
Total assets	$9,466,115	$11,033,114	$11,669,207
Loans	7,586,414	8,825,559	9,156,724
Deposits	6,807,054	8,242,604	8,792,328
Other
Total assets	$1,139,916	$1,222,379	$1,166,323
Loans	752,721	801,557	777,248
Deposits [2]	1,046,219	1,048,167	1,020,001

[1]	Does not include balance sheet information of the discontinued operations for the period ended September 30, 2009.

[2]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 30 — Subsequent Events
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2010. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter and nine months ended September 30, 2010.
Note 31 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of September 30, 2010, December 31, 2009 and September 30, 2009, and the results of their operations and cash flows for periods ended September 30, 2010 and 2009.
PIBI is an operating subsidiary of PIHC and, as of September 30, 2010, is the holding company of its wholly-owned subsidiaries: Popular Insurance V.I., Inc.; EVERTEC DE VENEZUELA, C.A.; and PNA. Prior to the internal reorganization and sale of the ownership interest in EVERTEC discussed in Note 3 to the consolidated financial statements, ATH Costa Rica S.A., and T.I.I. Smart Solutions Inc. were also wholly-owned subsidiaries of PIBI.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	Equity One, Inc.; and

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of September 30, 2010, BPPR could have declared a dividend of approximately $100 million (September 30, 2009 — $56 million) without the approval of the Federal Reserve Board. As of December 31, 2009, BPPR was required to obtain the approval of the Federal Reserve Board to declare a dividend. As of September 30, 2010, December 31, 2009 and September 30, 2009, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2009 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR and BPNA.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,652	$368	$734	$580,530	($2,473)	$580,811
Money market investments	164,852	5,907	306	2,023,840	(170,956)	2,023,949
Trading account securities, at fair value				483,192		483,192
Investment securities available-for-sale, at fair value	35,000	3,487		5,721,445	(18,449)	5,741,483
Investment securities held-to-maturity, at amortized cost	210,812	1,000		187,340	(185,000)	214,152
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	142,966		158,309
Investment in subsidiaries	3,868,350	1,033,087	1,507,550		(6,408,987)
Loans held-for-sale measured at lower of cost or fair value				115,088		115,088

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with FDIC	590,826	1,516		22,212,059	(555,234)	22,249,167
Loans covered under loss sharing agreements with FDIC				4,006,227		4,006,227
Less — Unearned income				106,685		106,685
Allowance for loan losses	60			1,243,934		1,243,994

Total loans held-in-portfolio, net	590,766	1,516		24,867,667	(555,234)	24,904,715

FDIC loss share indemnification asset				3,308,959		3,308,959
Premises and equipment, net	3,076		122	528,651		531,849
Other real estate not covered under loss sharing agreements with the FDIC				168,823		168,823
Other real estate covered under loss sharing agreements with the FDIC				77,516		77,516
Accrued income receivable	179	8	31	160,016	(67)	160,167
Mortgage servicing assets, at fair value				165,947		165,947
Other assets	208,317	81,142	15,533	1,179,288	(24,295)	1,459,985
Goodwill				665,333		665,333
Other intangible assets	554			59,884		60,438

Total assets	$5,094,408	$1,126,516	$1,528,768	$40,436,485	($7,365,461)	$40,820,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$5,397,313	($25,874)	$5,371,439
Interest bearing				22,374,886	(6,281)	22,368,605

Total deposits				27,772,199	(32,155)	27,740,044
Federal funds purchased and assets sold under agreements to repurchase				2,522,939	(164,800)	2,358,139
Other short-term borrowings			$25,200	691,342	(525,200)	191,342
Notes payable at cost	$830,134		430,052	3,884,718	(1,516)	5,143,388
Subordinated notes				185,000	(185,000)
Other liabilities	155,074	$3,183	45,886	1,121,902	(47,442)	1,278,603

Total liabilities	985,208	3,183	501,138	36,178,100	(956,113)	36,711,516

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	10,229	4,066	2	51,633	(55,701)	10,229
Surplus	4,085,775	3,908,157	3,816,208	5,612,091	(13,327,929)	4,094,302
Accumulated deficit	(122,281)	(2,786,574)	(2,821,556)	(1,526,865)	7,126,468	(130,808)
Treasury stock, at cost	(545)					(545)
Accumulated other comprehensive income (loss), net of tax	85,862	(2,316)	32,976	121,526	(152,186)	85,862

Total stockholders’ equity	4,109,200	1,123,333	1,027,630	4,258,385	(6,409,348)	4,109,200

Total liabilities and stockholders’ equity	$5,094,408	$1,126,516	$1,528,768	$40,436,485	($7,365,461)	$40,820,716

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2009
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,174	$300	$738	$677,606	($2,488)	$677,330
Money market investments	51	56,144	238	1,002,702	(56,338)	1,002,797
Trading account securities, at fair value				462,436		462,436
Investment securities available-for-sale, at fair value		2,448		6,694,053	(1,787)	6,694,714
Investment securities held-to-maturity, at amortized cost	455,777	1,250		185,935	(430,000)	212,962
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,806		164,149
Investment in subsidiaries	3,046,342	733,737	1,156,680		(4,936,759)
Loans held-for-sale measured at lower of cost or fair value				90,796		90,796

Loans held-in-portfolio	109,632			23,844,455	(126,824)	23,827,263
Less — Unearned income				114,150		114,150
Allowance for loan losses	60			1,261,144		1,261,204

Total loans held-in-portfolio, net	109,572			22,469,161	(126,824)	22,451,909

Premises and equipment, net	2,907		125	581,821		584,853
Other real estate	74			125,409		125,483
Accrued income receivable	120	127	132	125,857	(156)	126,080
Mortgage servicing assets, at fair value				169,747		169,747
Other assets	33,828	73,308	21,162	1,244,857	(48,238)	1,324,917
Goodwill				604,349		604,349
Other intangible assets	554			43,249		43,803

Total assets	$3,661,249	$867,315	$1,183,567	$34,626,784	($5,602,590)	$34,736,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,497,730	($2,429)	$4,495,301
Interest bearing				21,485,931	(56,338)	21,429,593

Total deposits				25,983,661	(58,767)	25,924,894
Assets sold under agreements to repurchase				2,632,790		2,632,790
Other short-term borrowings	$24,225		$700	107,226	(124,825)	7,326
Notes payable at cost	1,064,462		433,846	1,152,324	(2,000)	2,648,632
Subordinated notes				430,000	(430,000)
Other liabilities	33,745	$40	45,547	954,525	(49,991)	983,866

Total liabilities	1,122,432	40	480,093	31,260,526	(665,583)	32,197,508

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,797,328	3,437,437	3,321,208	4,637,181	(11,388,916)	2,804,238
Accumulated deficit	(285,842)	(2,541,802)	(2,627,520)	(1,329,311)	6,491,723	(292,752)
Treasury stock, at cost	(15)					(15)
Accumulated other comprehensive (loss) income, net of tax	(29,209)	(32,321)	9,784	6,066	16,471	(29,209)

Total stockholders’ equity	2,538,817	867,275	703,474	3,366,258	(4,937,007)	2,538,817

Total liabilities and stockholders’ equity	$3,661,249	$867,315	$1,183,567	$34,626,784	($5,602,590)	$34,736,325

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$958	$7,688	$381	$607,134	($9,300)	$606,861
Money market investments	10,050	47,439	411	1,098,734	(57,811)	1,098,823
Trading account securities, at fair value				446,368		446,368
Investment securities available-for-sale, at fair value		3,643		6,991,597	(1,949)	6,993,291
Investment securities held-to-maturity, at amortized cost	455,769	1,250		185,931	(430,000)	212,950
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	159,600		174,943
Investment in subsidiaries	3,182,664	782,962	1,195,929		(5,161,555)
Loans held-for-sale measured at lower of cost or fair value				75,447		75,447

Loans held-in-portfolio	171,906		4,600	24,528,725	(192,265)	24,512,966
Less — Unearned income				116,897		116,897
Allowance for loan losses	60			1,207,341		1,207,401

Total loans held-in-portfolio, net	171,846		4,600	23,204,487	(192,265)	23,188,668

Premises and equipment, net	3,074		125	586,393		589,592
Other real estate	74			129,411		129,485
Accrued income receivable	143	178	52	131,568	(196)	131,745
Mortgage servicing assets, at fair value				180,335		180,335
Other assets	42,384	70,624	20,336	1,053,602	(30,225)	1,156,721
Goodwill				606,508		606,508
Other intangible assets	554			45,513		46,067

Total assets	$3,878,366	$913,785	$1,226,326	$35,502,628	($5,883,301)	$35,637,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,291,058	($9,241)	$4,281,817
Interest bearing				22,158,892	(57,811)	22,101,081

Total deposits				26,449,950	(67,052)	26,382,898
Federal funds purchased and assets sold under agreements to repurchase				2,807,891		2,807,891
Other short-term borrowings	$26,215			167,127	(190,265)	3,077
Notes payable at cost	1,059,645		$434,277	1,157,899	(2,000)	2,649,821
Subordinated notes				430,000	(430,000)
Other liabilities	50,050	$78	37,878	996,043	(32,388)	1,051,661

Total liabilities	1,135,910	78	472,155	32,008,910	(721,705)	32,895,348

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,787,750	3,292,438	3,176,208	4,495,509	(10,957,245)	2,794,660
Accumulated deficit	(62,615)	(2,353,525)	(2,435,062)	(1,062,519)	5,844,196	(69,525)
Treasury stock, at cost	(11)					(11)
Accumulated other comprehensive (loss) income, net of tax	(39,223)	(29,167)	13,023	8,406	7,738	(39,223)

Total stockholders’ equity	2,742,456	913,707	754,171	3,493,718	(5,161,596)	2,742,456

Total liabilities and stockholders’ equity	$3,878,366	$913,785	$1,226,326	$35,502,628	($5,883,301)	$35,637,804

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$80,700				($80,700)
Loans	1,217			$484,729	(1,063)	$484,883
Money market investments	2	$15		1,391	(17)	1,391
Investment securities	5,673	7	$81	56,848	(5,332)	57,277
Trading account securities				7,136		7,136

Total interest and dividend income	87,592	22	81	550,104	(87,112)	550,687

INTEREST EXPENSE:
Deposits				86,346	(16)	86,330
Short-term borrowings	8		185	15,816	(1,064)	14,945
Long-term debt	26,485		7,635	33,868	(5,494)	62,494

Total interest expense	26,493		7,820	136,030	(6,574)	163,769

Net interest income (expense)	61,099	22	(7,739)	414,074	(80,538)	386,918
Provision for loan losses				215,013		215,013

Net interest income (expense) after provision for loan losses	61,099	22	(7,739)	199,061	(80,538)	171,905

Service charges on deposit accounts				48,608		48,608
Other service fees				100,029	793	100,822
Net gain on sale and valuation adjustments of investment securities				3,732		3,732
Trading account profit				5,860		5,860
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(1,573)		(1,573)
FDIC loss share expense				(36,936)		(36,936)
Fair value change in equity appreciation instrument				10,641		10,641
Gain on sale of processing and technology business	640,802					640,802
Other operating (loss) income	(18)	3,370	(2,166)	25,772	(2,390)	24,568

Total non-interest income (loss)	640,784	3,370	(2,166)	156,133	(1,597)	796,524

OPERATING EXPENSES:
Personnel costs:
Salaries	2,843	91		113,492		116,426
Pension and other benefits	704	11		24,064		24,779

Total personnel costs	3,547	102		137,556		141,205
Net occupancy expenses	689	8	1	27,727		28,425
Equipment expenses	708	1		24,723		25,432
Other taxes	513			13,359		13,872
Professional fees	19,151	3	3	29,645	(578)	48,224
Communications	127	5	5	9,377		9,514
Business promotion	221			11,039		11,260
Printing and supplies	18			2,858		2,876
FDIC deposit insurance				17,183		17,183
Loss on early extinguishment of debt	15,750			9,698		25,448
Other operating expenses	(2,926)	(100)	108	49,024	(409)	45,697
Amortization of intangibles				2,411		2,411

Total operating expenses	37,798	19	117	334,600	(987)	371,547

Income (loss) before income tax and equity in losses of subsidiaries	664,085	3,373	(10,022)	20,594	(81,148)	596,882
Income tax expense (benefit)	84,664	1,335	(297)	16,495	191	102,388

Income (loss) before equity in losses of subsidiaries	579,421	2,038	(9,725)	4,099	(81,339)	494,494
Equity in undistributed losses of subsidiaries	(84,927)	(24,235)	(14,330)		123,492

NET INCOME (LOSS)	$494,494	($22,197)	($24,055)	$4,099	$42,153	$494,494

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries		$7,500	$15,000		($22,500)
Loans	$1,995		2	$371,173	(1,804)	$371,366
Money market investments	14	331		1,511	(346)	1,510
Investment securities	8,469	11	175	72,613	(6,908)	74,360
Trading account securities				7,227		7,227

Total interest and dividend income	10,478	7,842	15,177	452,524	(31,558)	454,463

INTEREST EXPENSE:
Deposits				119,280	(339)	118,941
Short-term borrowings	28		15	17,892	(1,793)	16,142
Long-term debt	19,917		10,524	19,757	(7,207)	42,991

Total interest expense	19,945		10,539	156,929	(9,339)	178,074

Net interest (expense) income	(9,467)	7,842	4,638	295,595	(22,219)	276,389
Provision for loan losses				331,063		331,063

Net interest (expense) income after provision for loan losses	(9,467)	7,842	4,638	(35,468)	(22,219)	(54,674)

Service charges on deposit accounts				54,208		54,208
Other service fees				101,240	(3,626)	97,614
Net gain (loss) on sale and valuation adjustments of investment securities	2,058	(3,574)		(5,485)	(2,058)	(9,059)
Trading account profit				7,579		7,579
Loss on sale of loans and valuation adjustments on loans held-for-sale				(8,728)		(8,728)
Other operating (loss) income	(7)	4,440	3,076	13,471	(2,550)	18,430

Total non-interest income	2,051	866	3,076	162,285	(8,234)	160,044

OPERATING EXPENSES:
Personnel costs:
Salaries	6,543	83		97,190	(994)	102,822
Pension and other benefits	2,109	11		25,629	(24)	27,725

Total personnel costs	8,652	94		122,819	(1,018)	130,547
Net occupancy expenses	659	7		27,603		28,269
Equipment expenses	1,178			23,805		24,983
Other taxes	855			12,254		13,109
Professional fees	4,034	3	3	25,868	(1,214)	28,694
Communications	115	6	5	11,776		11,902
Business promotion	222			8,683		8,905
Printing and supplies	19			2,838		2,857
FDIC deposit insurance				16,506		16,506
Gain on early extinguishment of debt				(77,381)	(1,923)	(79,304)
Other operating expenses	(41,604)	(100)	(51,786)	125,664	(421)	31,753
Amortization of intangibles				2,379		2,379

Total operating expenses	(25,870)	10	(51,778)	302,814	(4,576)	220,600

Income (loss) before income tax and equity in losses of subsidiaries	18,454	8,698	59,492	(175,997)	(25,877)	(115,230)
Income tax expense (benefit)	350	17	(32)	5,303	693	6,331

Income (loss) before equity in losses of subsidiaries	18,104	8,681	59,524	(181,300)	(26,570)	(121,561)
Equity in undistributed losses of subsidiaries	(139,665)	(135,566)	(188,234)		463,465

Loss from continuing operations	(121,561)	(126,885)	(128,710)	(181,300)	436,895	(121,561)
Loss from discontinued operations, net of income tax				(3,427)		(3,427)
Equity in undistributed losses of discontinued operations	(3,427)	(3,427)	(3,427)		10,281

NET LOSS	($124,988)	($130,312)	($132,137)	($184,727)	$447,176	($124,988)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$168,100	$7,500			($175,600)
Loans	4,301			$1,224,330	(3,785)	$1,224,846
Money market investments	52	237	$1	4,326	(290)	4,326
Investment securities	19,113	24	242	183,761	(18,022)	185,118
Trading account securities				20,313		20,313

Total interest and dividend income	191,566	7,761	243	1,432,730	(197,697)	1,434,603

INTEREST EXPENSE:
Deposits				270,157	(238)	269,919
Short-term borrowings	46		307	49,225	(3,822)	45,756
Long-term debt	86,231		22,960	93,450	(18,524)	184,117

Total interest expense	86,277		23,267	412,832	(22,584)	499,792

Net interest income (expense)	105,289	7,761	(23,024)	1,019,898	(175,113)	934,811
Provision for loan losses				657,471		657,471

Net interest income (expense) after provision for loan losses	105,289	7,761	(23,024)	362,427	(175,113)	277,340

Service charges on deposit accounts				149,865		149,865
Other service fees				307,677	(1,810)	305,867
Net gain on sale and valuation adjustments of investment securities				4,210		4,210
Trading account profit				8,101		8,101
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale				(23,106)		(23,106)
FDIC loss share expense				(13,602)		(13,602)
Fair value change in equity appreciation instrument				35,035		35,035
Gain on sale of processing and technology business	640,802					640,802
Other operating income (loss)	1,198	14,931	(3,640)	54,199	(3,612)	63,076

Total non-interest income (loss)	642,000	14,931	(3,640)	522,379	(5,422)	1,170,248

OPERATING EXPENSES:
Personnel costs:
Salaries	13,806	282		307,716	(381)	321,423
Pension and other benefits	2,274	39		76,451	(18)	78,746

Total personnel costs	16,080	321		384,167	(399)	400,169
Net occupancy expenses	2,096	26	2	84,235		86,359
Equipment expenses	2,148	1		72,082		74,231
Other taxes	1,337			37,298		38,635
Professional fees	26,103	10	9	85,194	(1,818)	109,498
Communications	360	16	10	31,242		31,628
Business promotion	663			29,096		29,759
Printing and supplies	58			7,840		7,898
FDIC deposit insurance				49,894		49,894
Loss on early extinguishment of debt	15,750			10,676		26,426
Other operating expenses	(26,014)	(299)	324	146,812	(1,359)	119,464
Amortization of intangibles				6,915		6,915

Total operating expenses	38,581	75	345	945,451	(3,576)	980,876

Income (loss) before income tax and equity in losses of subsidiaries	708,708	22,617	(27,009)	(60,645)	(176,959)	466,712
Income tax expense (benefit)	83,025	3,136	(297)	26,864	373	113,101

Income (loss) before equity in losses of subsidiaries	625,683	19,481	(26,712)	(87,509)	(177,332)	353,611
Equity in undistributed losses of subsidiaries	(272,072)	(200,353)	(167,324)		639,749

NET INCOME (LOSS)	$353,611	($180,872)	($194,036)	($87,509)	$462,417	$353,611

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$73,625	$7,500	$15,000		($96,125)
Loans	7,756		41	$1,154,719	(7,138)	$1,155,378
Money market investments	105	923	2,156	7,026	(3,186)	7,024
Investment securities	29,943	59	622	213,976	(20,939)	223,661
Trading account securities				28,638		28,638

Total interest and dividend income	111,429	8,482	17,819	1,404,359	(127,388)	1,414,701

INTEREST EXPENSE:
Deposits				398,515	(3,083)	395,432
Short-term borrowings	125		42	60,496	(7,187)	53,476
Long-term debt	45,867		50,880	58,919	(21,808)	133,858

Total interest expense	45,992		50,922	517,930	(32,078)	582,766

Net interest income (expense)	65,437	8,482	(33,103)	886,429	(95,310)	831,935
Provision for loan losses				1,053,036		1,053,036

Net interest income (expense) after provision for loan losses	65,437	8,482	(33,103)	(166,607)	(95,310)	(221,101)

Service charges on deposit accounts				161,412		161,412
Other service fees				304,544	(5,960)	298,584
Net gain (loss) on sale and valuation adjustments of investment securities	3,008	(10,163)		230,005	(2,058)	220,792
Trading account profit				31,241		31,241
Loss on sale of loans and valuation adjustments on loans held-for-sale				(35,994)		(35,994)
Other operating income (loss)	676	12,799	(423)	35,197	(3,670)	44,579

Total non-interest income (loss)	3,684	2,636	(423)	726,405	(11,688)	720,614

OPERATING EXPENSES:
Personnel costs:
Salaries	18,255	272		297,691	(994)	315,224
Pension and other benefits	6,404	46		90,394	(24)	96,820

Total personnel costs	24,659	318		388,085	(1,018)	412,044
Net occupancy expenses	1,947	22	2	78,763		80,734
Equipment expenses	2,752		3	73,534		76,289
Other taxes	2,698			36,671		39,369
Professional fees	11,025	10	(58)	73,547	(3,881)	80,643
Communications	331	15	18	35,751		36,115
Business promotion	728			26,033		26,761
Printing and supplies	54			8,610		8,664
FDIC deposit insurance				61,954		61,954
Gain on early extinguishment of debt				(77,381)	(1,923)	(79,304)
Other operating expenses	(65,059)	(300)	(51,768)	223,341	(1,259)	104,955
Amortization of intangibles				7,218		7,218

Total operating expenses	(20,865)	65	(51,803)	936,126	(8,081)	855,442

Income (loss) before income tax and equity in losses of subsidiaries	89,986	11,053	18,277	(376,328)	(98,917)	(355,929)
Income tax (benefit) expense	(876)	46	324	(15,611)	908	(15,209)

Income (loss) before equity in losses of subsidiaries	90,862	11,007	17,953	(360,717)	(99,825)	(340,720)
Equity in undistributed losses of subsidiaries	(431,582)	(547,385)	(567,624)		1,546,591

Loss from continuing operations	(340,720)	(536,378)	(549,671)	(360,717)	1,446,766	(340,720)
Loss from discontinued operations, net of income tax				(19,972)		(19,972)
Equity in undistributed losses of discontinued operations	(19,972)	(19,972)	(19,972)		59,916

NET LOSS	($360,692)	($556,350)	($569,643)	($380,689)	$1,506,682	($360,692)

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$353,611	($180,872)	($194,036)	($87,509)	$462,417	$353,611

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	272,072	200,353	167,324		(639,749)
Depreciation and amortization of premises and equipment	587		2	46,495		47,084
Provision for loan losses				657,471		657,471
Amortization of intangibles				6,915		6,915
Fair value adjustment of mortgage servicing rights				19,959		19,959
Net amortization of premiums and deferred fees (accretion of discounts)	15,636		206	(165,932)	(487)	(150,577)
Net gain on sale and valuation adjustment of investment securities				(4,210)		(4,210)
Fair value change in equity appreciation instrument				(35,035)		(35,035)
FDIC loss share expense				13,602		13,602
Net loss (gain) on disposition of premises and equipment	8			(2,001)		(1,993)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				23,106		23,106
Loss on early extinguishment of debt	15,750			10,676		26,426
Gain on sale of processing and technology businesses, net of transaction costs	(616,186)					(616,186)
(Earnings) losses from investments under the equity method	(1,198)	(14,931)	3,640	(2,354)	(1,301)	(16,144)
Deferred income taxes, net of valuation	11,411			(11,363)	2,410	2,458
Net disbursements on loans held-for-sale				(494,312)		(494,312)
Acquisitions of loans held-for-sale				(213,897)		(213,897)
Proceeds from sale of loans held-for-sale				57,831		57,831
Net decrease in trading securities				565,611		565,611
Net (increase) decrease in accrued income receivable	(59)	118	102	1,733	(88)	1,806
Net decrease in other assets	2,918	5,669	1,987	19,999	(25,052)	5,521
Net (decrease) increase in interest payable	(3,778)		2,082	(32,951)	88	(34,559)
Net increase in postretirement benefit obligation				1,825		1,825
Net increase (decrease) in other liabilities	52,804	3,144	(1,743)	39,235	2,462	95,902

Total adjustments	(250,035)	194,353	173,600	502,403	(661,717)	(41,396)

Net cash provided by (used in) operating activities	103,576	13,481	(20,436)	414,894	(199,300)	312,215

Cash flows from investing activities:
Net (increase) decrease in money market investments	(164,801)	50,237	(68)	(924,899)	114,618	(924,913)
Purchases of investment securities:
Available-for-sale	(34,500)			(671,328)	17,150	(688,678)
Held-to-maturity	(26,927)			(25,271)		(52,198)
Other				(44,021)		(44,021)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,329,390		1,329,390
Held-to-maturity	271,928	250		23,889	(245,000)	51,067
Other				108,470		108,470
Proceeds from sale of investment securities available-for-sale				396,676		396,676
Net (disbursements) repayments on loans	(481,194)			1,347,236	426,893	1,292,935
Proceeds from sale of loans				15,908		15,908
Acquisition of loan portfolios				(130,488)		(130,488)
Capital contribution to subsidiary	(1,095,000)	(495,000)	(495,000)		2,085,000
Cash received from acquisitions				261,311		261,311
Net proceeds from sale of processing and technology businesses	617,976			24,346		642,322
Mortgage servicing rights purchased				(598)		(598)
Acquisition of premises and equipment	(878)			(39,458)		(40,336)
Proceeds from sale of premises and equipment	116			13,387		13,503
Proceeds from sale of foreclosed assets	74			120,338		120,412

Net cash (used in) provided by investing activities	(913,206)	(444,513)	(495,068)	1,804,888	2,398,661	2,350,762

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

				All other	All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(601,350)	26,611	(574,739)
Net decrease in assets sold under agreements to repurchase				(109,851)	(164,800)	(274,651)
Net (decrease) increase in other short-term borrowings	(24,225)		24,500	584,116	(400,375)	184,016
Payments of notes payable and subordinated notes	(250,000)		(4,000)	(3,274,449)	247,000	(3,281,449)
Proceeds from issuance of notes payable				111,101		111,101
Prepayment penalties paid on cancellation of debt	(15,750)			(9,725)		(25,475)
Net proceeds from issuance of depository shares	1,100,613				1,618	1,102,231
Dividends paid to parent company		(63,900)		(111,700)	175,600
Treasury stock acquired	(530)					(530)
Capital contribution from parent		495,000	495,000	1,095,000	(2,085,000)

Net cash provided by (used in) financing activities	810,108	431,100	515,500	(2,316,858)	(2,199,346)	(2,759,496)

Net increase (decrease) in cash and due from banks	478	68	(4)	(97,076)	15	(96,519)
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$1,652	$368	$734	$580,530	($2,473)	$580,811

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	($360,692)	($556,350)	($569,643)	($380,689)	$1,506,682	($360,692)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	451,554	567,357	587,596		(1,606,507)
Depreciation and amortization of premises and equipment	1,369		2	47,662		49,033
Provision for loan losses				1,053,036		1,053,036
Amortization of intangibles				7,218		7,218
Amortization and fair value adjustment of servicing assets				17,598		17,598
Net (accretion of discounts) amortization of premiums and deferred fees	2,291			48,430	(108)	50,613
Net (gain) loss on sale and valuation adjustment of investment securities	(3,008)	10,163		(230,005)	2,058	(220,792)
Gains from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(1,674)		(1,674)
Net loss (gain) on disposition of premises and equipment	2,943			(1,247)		1,696
Net loss on sale of loans and valuation adjustments on loans held-for-sale				41,202		41,202
(Gain) loss on early extinguishment of debt	(26,439)		(51,898)	955	(1,922)	(79,304)
(Earnings) losses from investments under the equity method	(676)	(12,799)	423	47	(1,302)	(14,307)
Stock options expense	69			93		162
Deferred income taxes, net of valuation	(876)		31	(76,800)	1,201	(76,444)
Net disbursements on loans held-for-sale				(919,719)		(919,719)
Acquisitions of loans held-for-sale				(280,243)		(280,243)
Proceeds from sale of loans held-for-sale				65,258		65,258
Net decrease in trading securities				1,302,093		1,302,093
Net decrease in accrued income receivable	890	296	1,809	23,839	(1,899)	24,935
Net decrease in other assets	7,799	5,796	976	58,671	(46,307)	26,935
Net increase (decrease) in interest payable	2,374		(9,497)	(52,539)	1,899	(57,763)
Net increase in postretirement benefit obligation				3,652		3,652
Net increase (decrease) in other liabilities	5,633	(39)	(20,311)	33,972	46,176	65,431

Total adjustments	443,923	570,774	509,131	1,141,499	(1,606,711)	1,058,616

Net cash provided by (used in) operating activities	83,231	14,424	(60,512)	760,810	(100,029)	697,924

Cash flows from investing activities:
Net decrease (increase) in money market investments	79,643	(6,825)	449,835	(304,212)	(522,610)	(304,169)
Purchases of investment securities:
Available-for-sale	(249,603)			(4,047,796)	191,484	(4,105,915)
Held-to-maturity	(51,539)			(3,023)		(54,562)
Other				(36,601)		(36,601)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	14,226			1,247,575		1,261,801
Held-to-maturity	27,318			109,217		136,535
Other				62,480		62,480
Proceeds from sale of investment securities available-for-sale	426,666			3,590,320	(191,484)	3,825,502
Proceeds from sale of other investment securities				52,294		52,294
Net repayments on loans	655,305		8,200	679,468	(676,355)	666,618
Proceeds from sale of loans				325,414		325,414
Acquisition of loan portfolios				(37,965)		(37,965)
Capital contribution to subsidiary	(795,000)	(795,000)	(445,000)		2,035,000
Transfer of shares of a subsidiary	(42,971)		42,971
Mortgage servicing rights purchased				(1,029)		(1,029)
Acquisition of premises and equipment	(268)			(55,357)		(55,625)
Proceeds from sale of premises and equipment	14,938			21,167		36,105
Proceeds from sale of foreclosed assets	47			107,673		107,720

Net cash provided by (used in) investing activities	78,762	(801,825)	56,006	1,709,625	836,035	1,878,603

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from financing activities:
Net decrease in deposits				(1,591,464)	424,356	(1,167,108)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(44,471)			(788,926)	89,680	(743,717)
Net decrease in other short-term borrowings	(16,553)		(500)	(661,159)	676,355	(1,857)
Payments of notes payable			(798,380)	(8,622)		(807,002)
Proceeds from issuance of notes payable			1,099	60,001		61,100
Dividends paid to parent company				(96,125)	96,125
Dividends paid	(71,438)					(71,438)
Issuance costs and fees paid on exchange of preferred stock and trust preferred securities	(28,562)				3,944	(24,618)
Treasury stock acquired	(13)					(13)
Capital contribution from parent		795,000	795,000	445,000	(2,035,000)

Net cash (used in) provided by financing activities	(161,037)	795,000	(2,781)	(2,641,295)	(744,540)	(2,754,653)

Net increase (decrease) in cash and due from banks	956	7,599	(7,287)	(170,860)	(8,534)	(178,126)
Cash and due from banks at beginning of period	2	89	7,668	777,994	(766)	784,987

Cash and due from banks at end of period	$958	$7,688	$381	$607,134	($9,300)	$606,861

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of Popular, Inc. (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
OVERVIEW
The Corporation is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America.
The Overview section that follows provides a description of two significant transactions that impacted the Corporation’s operations during 2010, namely the Westernbank FDIC-assisted transaction in the second quarter of 2010 and the sale of 51% interest in its former subsidiary EVERTEC in the third quarter of 2010.
The Corporation reported net income of $494.5 million for the quarter ended September 30, 2010, compared with a net loss of $125.0 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the Corporation’s net income totaled $353.6 million, compared to a net loss of $360.7 million for the same period in 2009. Table A provides selected financial data and performance indicators for the quarters ended September 30, 2010 and 2009.
As discussed in further detail below, the financial results for the third quarter were mostly impacted by the following factors:
•	An after-tax gain of $531.0 million, net of transaction costs, on the sale of a 51% interest in EVERTEC;

•	Net interest income reflects a $78.5 million discount accretion on covered loans acquired in the Westernbank FDIC-assisted transaction that are accounted for under ASC Subtopic 310-20 due to their revolving characteristics. This was offset in part by a reduction in non-interest income resulting from the reduction of the FDIC indemnification asset for approximately 80% of the discount accreted on ASC Subtopic 310-20 covered loans. Also, net interest income for the quarter ended September 30, 2010 included $56.5 million of discount accretion on covered loans accounted for under ASC Subtopic 310-30;

•	Operating expenses reflect $25.4 million of prepayment penalties or premiums mostly to extinguish high cost debt;

•	While net charge-offs and the provision for loan losses decreased significantly as compared to the third quarter of 2009, they increased from the second quarter of 2010. Net charge-offs and the provision for loan losses in the Corporation’s U.S. mainland operations declined when compared to the second quarter reflecting continued improvement in credit quality for the Corporation’s U.S. operations. The Corporation’s Puerto Rico operations reflected increased net charge-offs and provision for loan losses, primarily related to continued losses in the construction and commercial loan portfolios.
Key Events and Third Quarter Milestones:
On September 30, 2010, the Corporation completed the sale of a majority interest in its processing and technology business EVERTEC, including the businesses transferred in an internal reorganization as discussed in Note 3 to the consolidated financial statements. Under the terms of the sale, an unrelated third party acquired a 51% interest in EVERTEC for cash under a leverage buy-out. The Corporation retained the remaining 49% interest. The Corporation’s investment in EVERTEC is currently accounted for under the equity method and the investment amounted to $177 million as of September 30, 2010, which is included in other assets in the consolidated statement of condition. As a result of the sale, the Corporation recognized a pre-tax gain, net of transaction costs, of approximately $616.2 million ($531.0 million after-tax), of which $640.8 million was separately disclosed within non-interest income in the consolidated statement of operations and $24.6 million are included as operating expenses (transaction costs). In connection with the sale, Popular entered into various agreements including a master services agreement pursuant to which EVERTEC will continue providing various processing and information technology services to Popular, BPPR, and their respective subsidiaries. The net cash proceeds received by the Corporation after transaction costs and taxes were approximately $528.6 million. The sale had a positive impact of approximately 2.19% on Tier 1 Common, 2.31% on Tier 1 Capital and Total Capital ratios, and of approximately 1.20% on Popular’s Tier 1 Leverage ratio. This transaction completes the Corporation’s capital plan. The capital raise was agreed with the Corporation’s regulators as a condition to be eligible to participate in the FDIC-assisted transaction. In April 2010, Popular raised $1.1 billion in a public equity offering, which when combined with the gain in the EVERTEC transaction, resulted in $1.6 billion in additional capital. Refer to Tables A and J of this MD&A for information on the Corporation’s capital ratios.
Also, in August 2010, Popular successfully completed the Westernbank’s systems and branch conversions. All retail and commercial accounts were converted to Popular’s applications. Refer to the Westernbank FDIC-assisted Transaction section in this Overview section for a description of the assets acquired and liabilities assumed. Out of the estimated 1,440 full-time equivalent employees (“FTEs”) that Westernbank had at the time of acquisition, the Corporation has hired to date close to 816 FTEs. The Corporation retained a limited number of the branches, some of which were consolidated with existing branches of BPPR.
The Corporation’s operations in Puerto Rico continue to experience high level of charge-offs in the commercial and construction loan portfolios principally due to reductions in real estate collateral values. Credit management has remained a primary area of focus in the BPPR reportable segment, principally in the commercial and construction lending areas. The BPPR reportable segment reported net income of $12.5 million for the quarter ended September 30, 2010, compared with a net loss of $13.5 million for the same quarter of 2009. The provision for loan losses of the BPPR reportable segment amounted to $182.2 million for the quarter ended September 30, 2010, compared with $153.4 million in the third quarter of 2009. As compared with the quarter ended June 30, 2010, the provision for loan losses for the quarter ended September 30, 2010 increased by $59.9 million.
Given the challenging economic environment in Puerto Rico, the Corporation’s credit metrics for its Puerto Rico operations will remain under pressure for the rest of 2010, particularly with respect to mortgage related assets. The economy on the Island has remained sluggish during 2010 and job creation continues to be a challenge. The government administration has taken a pragmatic approach toward a turnaround, reducing the budget deficit by close to 60% through difficult yet necessary cost-cutting initiatives. In September 2010, the Puerto Rico government signed into law an aggressive housing incentive package, providing a much needed jolt to the residential housing market. The whole package is generous, targets primarily new homes but also benefits existing ones, and has a ten-month sunset, which should create a sense of urgency. The program reduces cash outlays at closing and grants significant tax exemptions, such as no capital gain tax in the future sale of an acquired new home, no tax on rental income for 10 years and no property taxes for 5 years on new homes. Following the enactment of this new law, the Corporation has seen an increase in interest among potential buyers, evidenced by a significant increase in the signing of new options agreements, which are indicative of future sales activity.
In the U.S. mainland, management remains focused on managing legacy assets and improving the performance of BPNA’s core banking business. The credit performance of BPNA has improved, resulting in a reduction in the provision for loan losses for the third quarter of 2010 of $144.9 million compared with the third quarter of 2009 and $47.1 million compared with the second quarter of 2010. BPNA’s reportable segment reported a net loss of $14.6 million in the quarter ended September 30, 2010, compared with net losses of $169.9 million in the same quarter of 2009. Net charge-offs in the U.S. operations for the third quarter of 2010 fell below $100 million for the first time since the third quarter of 2008 and marked the third consecutive quarter in which loan losses have declined.
The U.S. operations have followed the general credit trends on the mainland demonstrating progressive improvement; nonetheless, credit quality continues to be closely monitored. BPNA’s provision for loan losses in the third quarter of 2009 was more than five times larger than what it was in the quarter ended September 30, 2010. BPNA’s top line income has remained steady. Management is working on increasing BPNA’s customer base as it moves from being mainly a Hispanic bank to a more broad-based community bank. To that end, in July 2010, the Corporation launched a rebranding pilot program in Illinois changing the name of the bank from Banco Popular North America to Popular Community Bank in order to appeal to a broader demographic group.
The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended September 30, 2010 compared to the results of operations for the same quarter in 2009. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.
Financial highlights:
•	Net interest income for the third quarter of 2010 increased $110.5 million, compared with the third quarter of 2009. The net interest margin on a taxable equivalent basis increased from 3.51% for the quarter ended September 30, 2009 to 4.52% for the quarter ended September 30, 2010. The improvement in the net interest margin was mainly influenced by the discount accretion on the Westernbank acquired loan portfolio, which totaled $135.0 million for the third quarter of 2010. The higher yield in earning assets was accompanied with a reduction in the cost of deposits. The favorable variance from the acquired covered loans was partially offset by a decline in the average volume of non-covered loans, principally in the commercial and consumer portfolios, and in investment securities.

•	The provision for loan losses for the quarter ended September 30, 2010 decreased by $116.1 million compared with the same quarter in the previous year. This decrease was mainly the result of higher amounts provisioned during 2009, particularly for commercial and construction loans, U.S. mainland non-conventional residential mortgage loans and home equity lines of credit, combined with specific reserves recorded for loans considered impaired. The deteriorated conditions of the Puerto Rico and U.S. economies that prevailed during 2009, declines in property values, and slowdown in consumer spending, negatively impacted the Corporation’s net charge-offs and non-performing assets levels, thus requiring substantial reserve increases in 2009. Since September 30, 2009, loans held-in-portfolio, excluding covered loans, decreased by approximately $2.3 billion, particularly in the commercial, construction and consumer loan portfolios. This decrease in the loan portfolio balance also contributed to the lower level of provision for loan losses for the third quarter of 2010. The ratio of allowance for loan losses to loans held-in-portfolio, excluding covered loans, was 5.62% as of September 30, 2010, compared with 5.32% as of December 31, 2009, and 4.95% as of September 30, 2009.

During the nine months ended September 30, 2010, the Corporation experienced improved delinquency levels in certain portfolios, such as home equity lines of credit and closed-end second mortgages at E-LOAN and some consumer loan portfolios in Puerto Rico. Management recognizes that the Puerto Rico and U.S. mainland economies remain fragile, unemployment is still elevated and real estate markets continue to be unstable. Therefore, it may be early to expect that this recent favorable experience on non-performing loans in certain portfolios is indicative of a sustainable longer-term trend. Management continues reinforcing loan management and workout teams.

•	Non-interest income for the quarter ended September 30, 2010 increased $636.5 million, compared with the quarter ended September 30, 2009, mainly associated with the $640.8 million gain recognized, before tax and transaction costs, on the sale of an ownership interest in EVERTEC.

•	Operating expenses for the quarter ended September 30, 2010 increased by $150.9 million compared with the same quarter of the previous year mainly due to transaction costs on the EVERTEC sale, higher personnel costs principally related to Westerbank and losses on the early extinguishment of debt. Also, influencing the increase in operating expenses is the fact that operating expenses for the third quarter of 2009 included a gain on extinguishment of debt of $79.3 million, principally associated to the exchange of trust preferred securities for common stock.

•	Income tax expense amounted to $102.4 million for the quarter ended September 30, 2010, compared with income tax expense of $6.3 million for the quarter ended September 30, 2009. The increase was primarily the result of the gain on the EVERTEC transaction and higher taxable income from the Puerto Rico operations. Refer to the Income Taxes section in this MD&A for a discussion of the tax variance and a reconciliation of the effective tax rate for the quarters ended September 30, 2010 and 2009.
•	Total assets amounted to $40.8 billion as of September 30, 2010, compared with $34.7 billion as of December 31, 2009 and $35.6 billion as of September 30, 2009. The increase in total assets, when compared to December 31, 2009, was principally in loans held-in-portfolio by $2.4 billion, due to the loan portfolio acquired in the Westernbank FDIC-assisted transaction, partially offset by reductions in the Corporation’s non-covered loan portfolio. Also, the increase in total assets was related to the $3.3 billion FDIC loss share indemnification asset and a $1.0 billion increase in money market investments, principally related to the proceeds from the EVERTEC sale, partially offset by a decline in investment securities available-for-sale by $953 million. The decline in the Corporation’s loan portfolio, excluding the impact of the increase due to the covered loans acquired, was influenced by high levels of loan charge-offs and the impact of exiting origination channels at BPNA as part of the restructuring activities undertaken during 2009. Also, the decline in loan originations reflects low demand in a weak economic environment.

•	Refer to Table Q in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits totaled $27.7 billion as of September 30, 2010, compared with $25.9 billion as of December 31, 2009 and $26.4 billion as of September 30, 2009. The increase in deposits was associated with the Westernbank FDIC-assisted transaction, partially offset by lower volume of brokered certificates of deposits and reductions due to the effect of closure, sale and consolidation of branches in the U.S. mainland operations, and the attrition impact due to the reduction in the pricing of deposits, including internet deposits. Borrowed funds amounted to $7.7 billion as of September 30, 2010, compared with $5.3 billion as of December 31, 2009 and $5.5 billion as of September 30, 2009. The increase in borrowings from December 31, 2009 to September 30, 2010 was related to the note issued to the FDIC in the Westernbank FDIC-assisted transaction, which had a carrying amount of $3.3 billion as of September 30, 2010, partially offset by the impact of deleveraging strategies.
In late 2008, the Corporation discontinued the operations of Popular Financial Holdings (“PFH”) by selling assets and closing service branches and other units. The loss from discontinued operations, net of taxes, for the quarter and nine months ended September 30, 2009 was $3.4 million and $20.0 million, respectively. This loss was primarily related to salary and other expenses incurred in providing loan portfolio servicing to affiliated companies and other costs for employees that were retained for a transition period, as well as adjustments to indemnity reserves on loans sold in prior periods. The results of PFH are presented as part of “Loss from discontinued operations, net of income tax” in Table A. The discussions in this MD&A pertain to Popular, Inc.’s continuing operations, unless otherwise indicated.

TABLE A
Financial Highlights

Financial Condition Highlights	As of September 30,			Average for the nine months
(In thousands)	2010	2009	Variance	2010	2009*	Variance

Money market investments	$2,023,949	$1,098,823	$925,126	$1,558,383	$1,194,107	$364,276
Investment and trading securities	6,597,136	7,827,552	(1,230,416)	7,002,398	8,237,875	(1,235,477)
Loans	26,263,797	24,471,516	1,792,281	24,951,632	25,102,124	(150,492)
Earning assets	34,884,882	33,397,891	1,486,991	33,512,413	34,534,106	(1,021,693)
Total assets	40,820,716	35,637,804	5,182,912	38,027,298	37,089,769	937,529
Deposits	27,740,044	26,382,898	1,357,146	26,482,395	27,028,450	(546,055)
Borrowings	7,692,869	5,460,789	2,232,080	7,522,719	6,021,727	1,500,992
Stockholders’ equity	4,109,200	2,742,456	1,366,744	3,041,119	2,960,735	80,384

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2010	2009	Variance	2010	2009	Variance

Net interest income	$386,918	$276,389	$110,529	$934,811	$831,935	$102,876
Provision for loan losses	215,013	331,063	(116,050)	657,471	1,053,036	(395,565)
Non-interest income	796,524	160,044	636,480	1,170,248	720,614	449,634
Operating expenses	371,547	220,600	150,947	980,876	855,442	125,434

Income (loss) from continuing operations before income tax	596,882	(115,230)	712,112	466,712	(355,929)	822,641
Income tax expense (benefit)	102,388	6,331	96,057	113,101	(15,209)	128,310

Income (loss) from continuing operations, net of income tax	494,494	(121,561)	616,055	353,611	(340,720)	694,331
Loss from discontinued operations, net of income tax	—	(3,427)	3,427	—	(19,972)	19,972

Net income (loss)	$494,494	($124,988)	$619,482	$353,611	($360,692)	$714,303

Net income applicable to common stock	$494,494	$595,614	($101,120)	$161,944	$310,604	$43,007

Net income (loss) per common share:
Net income from continuing operations — basic and diluted	$0.48	$1.41	($0.93)	$0.19	$1.00	($0.81)
Net loss from discontinued operations — basic and diluted	—	(0.01)	0.01	—	(0.06)	0.06

Total net income per common share — basic and diluted	$0.48	$1.40	($0.92)	$0.19	$0.94	($0.75)

	Third Quarter		Nine months ended September 30,
Selected Statistical Information	2010	2009	2010	2009

Common Stock Data
Market price
High	$2.95	$2.83	$4.02	$5.52
Low	2.45	1.04	1.75	1.04
End	2.90	2.83	2.90	2.83
Book value per common share at period end	3.97	4.21	3.97	4.21
Dividends declared per common share	—	—	—	0.02

Profitability Ratios
Return on assets	4.87%	(1.38%)	1.24%	(1.30%)
Return on common equity	57.27	(26.24)	16.31	(31.48)
Net interest spread (taxable equivalent)	4.32	3.07	3.47	3.00
Net interest margin (taxable equivalent)	4.52	3.51	3.75	3.45

Capitalization Ratios
Average equity to average assets	8.63%	7.74%	8.00%	7.98%
Tier I capital to risk-weighted assets	14.87	10.23	14.87	10.23
Total capital to risk-weighted assets	16.16	11.53	16.16	11.53
Leverage ratio	9.99	7.93	9.99	7.93

*	Excludes discontinued operations.

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
Reconciliation of net income per common share:
The following table provides a reconciliation of net income per common share for the quarters and nine months ended September 30, 2010 and September 30, 2009:

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands, except per share information)	2010	2009	2010	2009

Net income (loss) from continuing operations	$494,494	($121,561)	$353,611	($340,720)
Net loss from discontinued operations	—	(3,427)	—	(19,972)
Deemed dividend on preferred stock [1]	—	—	(191,667)	—
Preferred stock dividends [2]	—	5,974	—	(39,857)
Preferred stock discount accretion	—	(1,040)	—	(4,515)
Favorable impact from exchange of shares of Series A and B preferred stock for common stock, net of issuance costs	—	230,388	—	230,388
Favorable impact from exchange of Series C preferred stock for trust preferred securities	—	485,280	—	485,280

Net income applicable to common stock	$494,494	$595,614	$161,944	$310,604

Average common shares outstanding	1,021,374,014	425,672,578	839,196,564	330,325,348
Average potential dilutive common shares	—	—	312,961	—

Average common shares outstanding — assuming dilution	1,021,374,014	425,672,578	839,509,525	330,325,348

Basic and diluted net income per common share from continuing operations	$0.48	$1.41	$0.19	$1.00
Basic and diluted net loss per common share from discontinued operations	—	(0.01)	—	(0.06)

Total basic and diluted net income per common share	$0.48	$1.40	$0.19	$0.94

[1]	Deemed dividend related to the issuance of depositary shares and the conversion of the preferred stock into shares of common stock in the second quarter of 2010.
[2]	Amount presented for the quarter ended September 30, 2009 represents the reversal of dividends on Series C preferred stock considered accrued as of June 30, 2009 for EPS purposes only. These cumulative dividends were not paid as dividends to the Series C preferred stockholders given the terms of the exchange agreement to new trust preferred securities, which was effected in August 2009.

Westernbank FDIC-Assisted Transaction:
On April 30, 2010, BPPR entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain deposits and liabilities of Westernbank Puerto Rico, a Puerto Rico state-chartered bank headquartered in Mayaguez, Puerto Rico (“Westernbank”).
The following table presents balances recorded by the Corporation at the time of the Westernbank FDIC-assisted transaction on April 30, 2010.

	Book value prior
	to purchase			As recorded by
	accounting	Fair value	Additional	Popular, Inc. on
(In thousands)	adjustments	adjustments	consideration	April 30, 2010

Assets:
Cash and money market investments	$358,132	—	—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Covered loans	8,503,839	($4,286,847)	—	4,216,992
Non-covered loans	50,905	(6,909)	—	43,996
FDIC loss share indemnification asset	—	3,322,561	—	3,322,561
Covered other real estate owned	125,947	(52,712)	—	73,235
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the note issued to the FDIC)	—	—	$111,101	111,101
Other assets	44,926	—	—	44,926

Total assets	$9,142,359	($999,492)	$111,101	$8,253,968

Liabilities:
Deposits	$2,380,170	$11,465	—	$2,391,635
Note issued to the FDIC (including a premium of $11,612 resulting from the fair value adjustment)	—	—	$5,769,696	5,769,696
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	132,442	—	132,442
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$143,907	$5,822,196	$8,360,198

Excess of assets acquired over liabilities assumed	$6,748,264

Aggregate fair value adjustments		($1,143,399)

Aggregate additional consideration, net			$5,711,095

Goodwill on acquisition				$106,230

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
Covered loans under loss sharing agreements with the FDIC are reported in loans exclusive of the estimated FDIC loss share indemnification asset. The covered loans acquired in the Westernbank transaction are, and will continue to be, reviewed for collectability. Refer to the Critical Accounting Policies / Estimates section of this MD&A for the Corporation’s accounting policy on acquired loans and related indemnification assets.
As part of the consideration for the transaction, the FDIC received an equity appreciation instrument in which BPPR agreed to make a cash payment to the holder thereof equal to the product of (a) 50 million and (b) the amount by which the average volume weighted price of the Corporation’s common stock over the two NASDAQ trading days immediately prior to the date on which the equity appreciation instrument is exercised exceeds $3.43 (Popular, Inc.’s 20-day trailing average common stock price on April 27, 2010). The equity appreciation instrument is exercisable by the holder thereof, in whole or in part, up to May 7, 2011. As of April 30, 2010, the fair value of the equity appreciation instrument was estimated at $52.5 million, compared with $17.5 million as of September 30, 2010. The equity appreciation instrument is recorded as a liability and any subsequent changes in its estimated fair value are recognized in earnings, adding volatility to the Corporation’s results of operations.
SUBSEQUENT EVENTS
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2010. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter and nine months ended September 30, 2010.
REGULATORY REFORM
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act implements sweeping changes in the regulation of financial institutions and will fundamentally change the system of oversight described under “Item 1. Business—Regulation and Supervision” in our Annual Report on Form 10-K for the year ended December 31, 2009. The implications for our business practices, the regulatory and competitive environment in which we operate and our financial performance will depend to a large extent on the content of required future rulemaking by the Federal Reserve Board, the SEC and other agencies under the Dodd-Frank Act, as well as the development of market practices and structures under the regime established by the legislation. Among the numerous provisions of the Dodd-Frank Act that could have an effect on us are:
•	Heightened supervision of systemically important financial institutions and financial market utilities. The Dodd-Frank Act creates a new systemic risk oversight body, the Financial Stability Oversight Council, that will, among other things, make recommendations to the Federal Reserve Board as to supervisory requirements and prudential standards applicable to systemically important financial institutions and entities that are designated as “financial market utilities” (defined to include persons that manage or operate a multilateral system for the purpose of transferring, clearing or settling payments, securities or other transactions among financial institutions, including repurchase agreements). The legislation will also subject these institutions to heightened risk-based capital, leverage, liquidity and risk-management requirements, including periodic stress tests, as well as limitations on credit exposures.

•	Increased fees to banking regulators. The Dodd-Frank Act requires the Federal Reserve Board to assess fees against large banking entities such as us to cover the cost of examining and supervising these entities. The FDIC will also collect fees from entities it examines to cover the cost of the examination. In addition, the FDIC is required to amend its regulations regarding the assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured depository institution (rather than on the amount of its deposits) during the assessment period, less the average tangible equity of the institution during the assessment period. The Dodd-Frank Act also eliminates the ceiling on the size of the Deposit Insurance Fund (currently 1.5% of estimated insured deposits), and raises the statutorily required floor for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, or a comparable percentage of the revised assessment base required by the Act. These provisions generally will require an increase in the level of assessments for institutions such as the Corporation with assets exceeding $10 billion.

•	Increased capital requirements. The “Collins Amendment” provisions of the Dodd-Frank Act will subject us at a company-wide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and direct banking regulators to develop enhanced capital requirements. In addition, these provisions will exclude trust preferred securities and cumulative preferred stock from Tier 1 capital, subject to phase-out from Tier 1 qualification for securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Debt or equity instruments issued to the Federal government or any agency before the end of the Treasury’s authority to invest via TARP on October 4, 2010, are exempt from the Collins Amendment. A number of other governments and regulators, including the U.S. Treasury and the Basel Committee on Banking Supervision, have also called for increased capital requirements and increased quality of capital.

•	Interest on deposits. The Dodd-Frank Act repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Derivatives regulation. The Dodd-Frank Act contains provisions designed to increase transparency in over-the-counter derivatives markets by requiring that all “swaps” (except those with non-financial end users) be executed and cleared through regulated facilities. In addition, the “derivatives push-out” provisions of the Dodd-Frank Act will essentially prevent us from conducting significant swaps-related activities through the Corporation or another insured depository institution subsidiary, subject to exceptions for certain interest rate and currency swaps and for hedging or risk mitigation activities directly related to the bank’s business. These activities may be conducted elsewhere within the Corporation, subject to compliance with Sections 23A and 23B of the Federal Reserve Act and any other requirements imposed by the SEC, CFTC or Federal Reserve Board.

•	Increased costs for consumer lending activities. The Dodd-Frank Act includes a number of provisions that may reduce the revenues generated by, or increase the cost of conducting, our consumer lending businesses. These include provisions which: (1) amend the Truth-in-Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations; (2) restrict variable-rate lending by requiring the borrower’s ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and (3) direct the Federal Reserve Board to issue rules which are expected to limit debit card interchange fees.

•	Executive compensation. The Dodd-Frank Act requires the SEC, the Federal Reserve Board and other agencies to jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including bank holding companies, banks, registered broker-dealers and registered investment advisors. In addition, the Federal Reserve Board has issued guidance designed to ensure that incentive compensation at banking institutions does not encourage excessive risk-taking.

•	Transactions with affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the regulations that limit affiliate transactions within a banking organization, including coverage of the credit

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
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
FASB Accounting Standards Update 2009-16, Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”)
ASU 2009-16 amends previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special-purpose entity, removes the exception for guaranteed mortgage securitizations when a transferor has not surrendered control over the transferred financial assets, changes the requirements for derecognizing financial assets, and includes additional disclosures requiring more information about transfers of financial assets in which entities have continuing exposure to the risks related to the transferred financial assets. Among the most significant amendments and additions to this guidance are changes to the conditions for sales of financial assets which objective is to determine whether a transferor and its consolidated affiliates included in the financial statements have surrendered control over transferred financial assets or third-party beneficial interests, and the addition of the meaning of the term participating interest which represents a proportionate (pro rata) ownership interest in an entire financial asset. The requirements for sale accounting must be applied only to a financial asset in its entirety, a pool of financial assets in its entirety, or participating interests as defined in ASC paragraph 860-10-40-6A. This guidance has been applied as of the beginning of the first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period and will be applied for interim and annual reporting periods thereafter. Earlier application was prohibited. The recognition and measurement provisions have been applied to transfers that have occurred on or after the effective date. On and after the effective date, existing qualifying special-purpose entities have been evaluated for consolidation in accordance with the applicable consolidation guidance in the Codification. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The Corporation evaluated transfers of financial assets executed during the nine months ended September 30, 2010 pursuant to the new accounting guidance, principally consisting of guaranteed mortgage securitizations (Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) mortgage-backed securities), and determined that the adoption of ASU 2009-16 did not have a significant impact on the Corporation’s accounting for such transactions or results of operations or financial condition for such period.
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
Refer to Note 12 to the consolidated financial statements for disclosures on transfers of financial assets and servicing assets retained as part of guaranteed mortgage securitizations.
FASB Accounting Standards Update 2009-17, Consolidations (ASC Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) and FASB Accounting Standards Update 2010-10, Consolidation (ASC Topic 810): Amendments for Certain Investment Funds (“ASU 2010-10”)
ASU 2009-17 amends the guidance applicable to variable interest entities (“VIEs”) and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance replaces a quantitative-based risks and rewards calculation for determining which entity, if any, has both (a) a controlling financial interest in a VIE with an approach focused on identifying which entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance requires reconsideration of whether an entity is a VIE when any changes in facts or circumstances occur such that the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether a variable interest holder is the primary beneficiary of a VIE. The amendments to the consolidated guidance affect all entities that were within the scope of the original guidance, as well as qualifying special-purpose entities (“QSPEs”) that were previously excluded from the guidance. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The Corporation adopted this new authoritative accounting guidance effective January 1, 2010. The new accounting guidance on VIEs did not have an effect on the Corporation’s consolidated statement of condition or results of operations upon adoption.
The principal VIEs evaluated by the Corporation during the nine months ended September 30, 2010 included: (1) GNMA and FNMA guaranteed mortgage securitizations and for which management has concluded that the Corporation is not the primary beneficiary (refer to Note 20 to the consolidated financial statements) and (2) the trust preferred securities for which management believes that the Corporation does not possess a significant variable interest on the trusts (refer to Note 17 to the consolidated financial statements).
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
The Corporation was not required to consolidate existing VIEs for which it has a variable interest as of September 30, 2010. Refer to Note 20 to the consolidated financial statements for required disclosures associated with the guaranteed mortgage securitizations in which the Corporation holds a variable interest.

FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 has been effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and will not have an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 21 to the consolidated financial statements.
FASB Accounting Standards Update 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”)
ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. The type of credit derivative that qualifies for the exemption is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this standard in the third quarter of 2010 did not have a significant impact on the Corporation’s consolidated financial statements.
FASB Accounting Standards Update 2010-18, Receivables (ASC Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”)
The amendments in ASU 2010-18, issued in April 2010, affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASC Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. As a result of the amendments in ASU 2010-18, modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in ASU 2010-18 do not affect the accounting for loans under the scope of ASC Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under ASC Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. Upon initial adoption of the guidance in ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under ASC Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation elected to early adopt the provisions of this statement, effective with the closing of the Westernbank FDIC-assisted transaction on April 30, 2010. As a result, the accounting for modified loans follows the guidelines of ASU 2010-18; however, the adoption of these provisions did not have a significant impact on the Corporation’s result of operations or financial position as of September 30, 2010.

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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to Fair Value Measurement of Financial Instruments, Loans and Allowance for Loan Losses, Income Taxes, Goodwill and Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2009 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2009 Annual Report for a summary of the Corporation’s significant accounting policies. As a result of the Westernbank FDIC-assisted transaction, during the quarter ended September 30, 2010, management determined to incorporate “Acquisition Accounting for Loans and Related Indemnification Asset” as part of the Corporation’s critical accounting policies / estimates due to the significance of the assets involved and significant judgment to various accounting, reporting and disclosure matters.
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
Loans accounted for under ASC Subtopic 310-30 represent loans showing evidence of credit deterioration and that it is probable, at the date of acquisition, that the Corporation will not collect all contractually required principal and interest payments. Generally, acquired loans that meet the definition for nonaccrual status fall within the Corporation’s definition of impaired loans under ASC Subtopic 310-30. Also, based on the fair value determined for the acquired portfolio, acquired loans that did not meet the definition of nonaccrual status also resulted in the recognition of a significant discount attributable to credit quality. Accordingly, an election was made by the Corporation to apply the accretable yield method (expected cash flow model of ASC Subtopic 310-30), as a loan with credit deterioration and impairment, instead of the standard loan discount accretion guidance of ASC Subtopic 310-20. These loans are disclosed as a loan that was acquired with credit deterioration and impairment.
Under ASC Subtopic 310-30, the covered loans acquired from the FDIC were aggregated into pools based on loans that had common risk characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Characteristics considered in pooling loans in the Westernbank FDIC-assisted transaction included loan type, interest rate type, accruing status, and amortization type. Once the pools are defined, the Corporation maintains the integrity of the pool of multiple loans accounted for as a single asset.
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
The FDIC loss share indemnification asset for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. The indemnification asset is recognized on the same basis as the assets subject to loss share protection. As such, for covered loans accounted pursuant to ASC Subtopic 310-30, decreases in expected reimbursements will be recognized in income prospectively consistent with the approach taken to recognize increases in cash flows on covered loans. For covered loans accounted for under ASC Subtopic 310-20, as the loan discount recorded as of the acquisition date is accreted into income, a reversal of the corresponding indemnification asset is recorded as a reduction in non-interest income.
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
These evaluations of estimated cash flows expected to be collected subsequent to acquisition on loans accounted pursuant to ASC Subtopic 310-30 and inherent losses on loans accounted pursuant to ASC Subtopic 310-20 require the continued usage of key assumptions and estimates. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows considering the impact of home price and property value changes, changing loss severities and prepayment speeds. Decreases in the expected cash flows for ASC Subtopic 310-30 loans and decreases in the net realizable value of ASC Subtopic 310-20 loans will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. These estimates are particularly sensitive to changes in loan credit quality.
The amount that the Corporation realizes on the covered loans and related indemnification assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. The Corporation’s losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.
Refer to Notes 2, 4 and 11 to the accompanying consolidated financial statements for further discussions on the Westernbank FDIC-assisted transaction and loans acquired.
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
Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles (including any unrecognized intangible assets, such as unrecognized core deposits and trademark) as if the reporting unit was being acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Corporation estimates the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated statement of condition. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.
As of September 30, 2010, goodwill totaled $665 million. Note 14 to the consolidated financial statements provides an allocation of goodwill by business segment.
The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2010 using July 31, 2010 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.
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
For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 8.42% to 23.24% for the 2010 analysis. The Ibbottson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (10-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.
For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a market value approach based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. Additionally, the Corporation determined the reporting unit fair value using a DCF analysis based on BPNA’s financial projections, but assigned no weight to it given that the current market approaches provide a more meaningful measure of fair value considering the reporting unit’s financial performance and current market conditions. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2010, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.
The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern entity. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which agrees with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2010 annual test represented a discount of 23.6%, compared with 20.2% at December 31, 2009. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios and deteriorated credit quality of the consumer and mortgage loan portfolios of BPNA. Refer to the Reportable Segments Results section of this MD&A, which provides highlights of BPNA’s reportable segment financial performance for the quarter and nine-month periods ended September 30, 2010. BPNA’s provision for loan losses, as a stand-alone legal entity, which is the reporting unit level used for the goodwill impairment analysis, amounted to $226 million for nine months ended September 30, 2010, which represented 144% of BPNA legal entity’s net loss of $157 million for that period.
If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2010 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.
For the BPPR reporting unit, had the average reporting unit estimated fair value calculated in Step 1 using all valuation methodologies been approximately 16% lower, there would still be no requirement to perform a Step 2 analysis, thus there would be no indication of impairment on the goodwill recorded in BPPR at July 31, 2010. For the BPNA reporting unit, had the estimated implied fair value of goodwill calculated in Step 2 been approximately 63% lower, there would still be no impairment of the goodwill recorded in BPNA at July 31, 2010. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 91% of the Corporation’s total goodwill balance as of the July 31, 2010 valuation date.
Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2010 annual assessment were reasonable.
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
Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. As indicated in this MD&A, the economic situation in the United States and Puerto Rico, including deterioration in the housing market and credit market, continued to negatively impact the financial results of the Corporation during 2010.

NET INTEREST INCOME
Net interest income, on a taxable equivalent basis, is presented with its different components on Tables B and C for the quarter and nine months ended September 30, 2010 as compared with the same periods in 2009, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, have a temporary 5% tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each quarter, in the subsidiaries that have the benefit. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. Under this law, the exempt interest can be deducted up to the amount of taxable income. BPPR’s current tax position changed in the third quarter of 2010 and the benefit previously obtained from exempt investments is, for now, not applicable, therefore no adjustments were made to BPPR’s net interest income since its current tax is the marginal tax rate.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for quarter and nine months ended September 30, 2010 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-20 and ASC 310-30, of $5.9 million and $14.6 million, respectively, related to those items, compared to a favorable impact of $4.8 million and $17.1 million for the quarter and nine months ended September 30, 2009, respectively. The discount accretion on covered loans accounted for under ASC 310-20 and 310-30, as described below, was $78.5 million and $56.5 million, respectively for the quarter ended September 30, 2010.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Quarter ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2010	2009	Variance	2010	2009	Variance		2010	2009	Variance	Rate	Volume

($ in millions)							(In thousands)
$1,560	$936	$624	0.35%	0.64%	(0.29%)	Money market investments	$1,391	$1,510	($119)	($310)	$191
6,139	7,551	(1,412)	3.74	4.53	(0.79)	Investment securities	57,393	85,459	(28,066)	(12,900)	(15,166)
500	517	(17)	6.56	6.79	(0.23)	Trading securities	8,262	8,857	(595)	(300)	(295)

8,199	9,004	(805)	3.27	4.25	(0.98)	Total money market, investment and trading securities	67,046	95,826	(28,780)	(13,510)	(15,270)

						Loans:
12,955	15,034	(2,079)	4.81	4.93	(0.12)	Commercial	157,214	186,969	(29,755)	(4,439)	(25,316)
618	707	(89)	8.74	8.29	0.45	Leasing	13,506	14,665	(1,159)	762	(1,921)
4,627	4,443	184	6.02	6.35	(0.33)	Mortgage	69,685	70,564	(879)	(3,747)	2,868
3,814	4,269	(455)	10.40	9.75	0.65	Consumer	99,946	104,597	(4,651)	4,905	(9,556)

22,014	24,453	(2,439)	6.15	6.13	0.02	Sub-total loans	340,351	376,795	(36,444)	(2,519)	(33,925)
4,036	—	4,036	14.33	—	14.33	Covered loans	145,560	—	145,560	—	145,560

26,050	24,453	1,597	7.41	6.13	1.28	Total loans	485,911	376,795	109,116	(2,519)	111,635

$34,249	$33,457	$792	6.42%	5.62%	0.80%	Total earning assets	$552,957	$472,621	$80,336	($16,029)	$96,365

						Interest bearing deposits:
$4,986	$4,768	$218	0.80%	1.02%	(0.22%)	NOW and money market*	$10,047	$12,284	($2,237)	($2,748)	$511
6,139	5,496	643	0.92	0.92	—	Savings	14,297	12,733	1,564	(59)	1,623
11,077	12,109	(1,032)	2.22	3.08	(0.86)	Time deposits	61,986	93,924	(31,938)	(23,749)	(8,189)

22,202	22,373	(171)	1.54	2.11	(0.57)	Total deposits	86,330	118,941	(32,611)	(26,556)	(6,055)

2,419	2,685	(266)	2.45	2.39	0.06	Short-term borrowings	14,945	16,142	(1,197)	548	(1,745)
6,309	2,676	3,633	3.94	6.37	(2.43)	Medium and long-term debt	62,494	42,991	19,503	9,658	9,845

30,930	27,734	3,196	2.10	2.55	(0.45)	Total interest bearing liabilities	163,769	178,074	(14,305)	(16,350)	2,045
4,908	4,309	599				Non-interest bearing demand deposits
(1,589)	1,414	(3,003)				Other sources of funds

$34,249	$33,457	$792	1.90%	2.11%	(0.21%)	Total source of funds

			4.52%	3.51%	1.01%	Net interest margin

						Net interest income on a taxable equivalent basis	389,188	294,547	94,641	$321	$94,320

			4.32%	3.07%	1.25%	Net interest spread

						Taxable equivalent adjustment	2,270	18,158	(15,888)

						Net interest income	$386,918	$276,389	$110,529

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

The increase in net interest margin for the quarter ended September 30, 2010 compared with the same period in 2009 was driven mostly by:
•	$78.5 million discount accretion on covered loans acquired from the Westernbank FDIC-assisted transaction that are accounted for under ASC Subtopic 310-20 due to their revolving characteristics. Also, the discount accretion on covered loans accounted for under ASC Subtopic 310-30 amounted to $56.5 million for the quarter ended September 30, 2010. This impact is included in the line item “Covered loans” in Table A.

•	a decrease in deposit costs associated to both a low interest rate scenario and management actions to reduce deposits costs, principally in certificates of deposits and money market accounts, as well as lower costs on brokered certificates of deposit; and

•	higher yield in consumer loans mainly reflected in the credit cards portfolio, in part due to revisions made to the spread charged over the prime rate for different risk categories.
The above variances were partially offset by the following factors which affected negatively the Corporation’s net interest margin:
•	the excess liquidity from the capital issuance described in the Overview section, the proceeds of which were temporarily invested in money market investments with the Federal Reserve earning a very low interest rate, which reduced the yield on earning assets;

•	the FDIC loss share indemnification asset of $3.3 billion, which is a non-interest earning asset being funded with interest bearing liabilities, mainly through the FDIC note at a 2.50% annual fixed interest rate. The accretion or amortization of the FDIC loss share indemnification asset goes through non-interest income;

•	the conversion of $935 million of Series C preferred stock to trust preferred securities in August 2009 contributed to an increase of $10.5 million in interest expense for the quarter ended September 30, 2010, when compared with the same quarter in the previous year (these payments were characterized as dividends prior to the exchange). This negative effect was partially offset by the conversion of certain trust preferred securities into common stock, also in August 2009, which reduced the quarterly interest expense by $1.7 million; and

•	increase in non-performing loans throughout the different loan portfolios, which balances are depicted in Table K of this MD&A.
Most loan categories decreased in volume, especially commercial and construction loan portfolios, due to lower origination activity and loan charge-offs. The consumer loan portfolio shows a decrease due to the slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages. On the positive side, the covered loans acquired in the Westernbank FDIC-assisted transaction, that contributed $4.0 billion in average loan volume during the third quarter of 2010, net of fair value adjustments, mitigated the decrease in the volume of earning assets. The covered loans, which are segregated in Table B, contributed $145.6 million to the Corporation’s interest income during the quarter ended September 30, 2010. Investment securities decreased in average volume as a result of maturities and prepayments of mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies, and to the sale of certain investment securities during the quarter ended September 30, 2010, which resulted in a net gain of $3.7 million before taxes for the quarter.
Also affecting net interest income is the increase in the volume of medium and long-term debt, particularly the note payable issued to the FDIC. Despite the deposits acquired on the FDIC-assisted transaction, the Corporation’s deposit volume has declined, mainly time deposits, including brokered certificates of deposits, due to deleveraging in the U.S. mainland operations, which was driven by a reduction in the earning assets funded by such deposits.
As shown in Table C, net interest income on a taxable equivalent basis for the nine months ended September 30, 2010 had a positive variance of 47 basis points mostly due to the interest income on covered loans and a lower cost of funds, mainly deposits associated to both a lower interest rate scenario and management actions to reduce the cost of deposits, partially offset by the decrease in volume of earning assets, mainly commercial loans. The decrease in the taxable equivalent adjustment for the nine months ended September 30, 2010, compared with the previous year, relates to the fact that there were no benefits associated to BPPR’s tax-exempt assets during the nine months ended September 30, 2010 as explained above.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations
Nine months ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2010	2009	Variance	2010	2009	Variance		2010	2009	Variance	Rate	Volume

($ in millions)							(In thousands)
$1,558	$1,194	$364	0.37%	0.79%	(0.42%)	Money market investments	$4,326	$7,027	($2,701)	($2,476)	($225)
6,541	7,578	(1,037)	3.78	4.66	(0.88)	Investment securities	185,436	264,553	(79,117)	(44,078)	(35,039)
462	660	(198)	6.81	6.75	0.06	Trading securities	23,556	33,362	(9,806)	288	(10,094)

8,561	9,432	(871)	3.32	4.31	(0.99)	Total money market, investments and trading securities	213,318	304,942	(91,624)	(46,266)	(45,358)

						Loans:
13,551	15,395	(1,844)	4.84	4.97	(0.13)	Commercial	490,346	572,368	(82,022)	(21,568)	(60,454)
638	798	(160)	8.71	8.37	0.34	Leasing	41,705	50,041	(8,336)	2,007	(10,343)
4,588	4,491	97	6.02	6.58	(0.56)	Mortgage	207,139	221,490	(14,351)	(19,054)	4,703
3,898	4,418	(520)	10.34	9.88	0.46	Consumer	301,401	326,904	(25,503)	7,300	(32,803)

22,675	25,102	(2,427)	6.13	6.23	(0.10)	Sub-total loans	1,040,591	1,170,803	(130,212)	(31,315)	(98,897)
2,276	—	2,276	10.99	—	10.99	Covered loans	187,279	—	187,279	—	187,279

24,951	25,102	(151)	6.58	6.23	0.35	Total loans	1,227,870	1,170,803	57,067	(31,315)	88,382

$33,512	$34,534	($1,022)	5.74%	5.71%	0.03%	Total earning assets	$1,441,188	$1,475,745	($34,557)	($77,581)	$43,024

						Interest bearing deposits:
$4,998	$4,809	$189	0.82%	1.15%	(0.33%)	NOW and money market*	$30,628	$41,437	($10,809)	($11,998)	$1,189
5,881	5,545	336	0.92	0.99	(0.07)	Savings	40,273	40,979	(706)	(3,079)	2,373
10,967	12,405	(1,438)	2.43	3.37	(0.94)	Time deposits	199,018	313,016	(113,998)	(78,777)	(35,221)

21,846	22,759	(913)	1.65	2.32	(0.67)	Total deposits	269,919	395,432	(125,513)	(93,854)	(31,659)

2,414	2,976	(562)	2.53	2.40	0.13	Short-term borrowings	45,756	53,476	(7,720)	2,168	(9,888)
5,109	3,046	2,063	4.82	5.88	(1.06)	Medium and long-term debt	184,117	133,858	50,259	39,692	10,567

29,369	28,781	588	2.27	2.71	(0.44)	Total interest bearing liabilities	499,792	582,766	(82,974)	(51,994)	(30,980)
4,638	4,269	369				Non-interest bearing demand deposits
(495)	1,484	(1,979)				Other sources of funds

$33,512	$34,534	($1,022)	1.99%	2.26%	(0.27%)	Total source of funds

			3.75%	3.45%	0.30%	Net interest margin

						Net interest income on a taxable equivalent basis	941,396	892,979	48,417	($25,587)	$74,004

			3.47%	3.00%	0.47%	Net interest spread

						Taxable equivalent adjustment	6,585	61,044	(54,459)

						Net interest income	$934,811	$831,935	$102,876

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $215.0 million, or 87% of net charge-offs, for the quarter ended September 30, 2010, compared with $331.1 million, or 123% of net charge-offs, for the third quarter of 2009. For the nine months ended September 30, 2010, the provision for loan losses totaled $657.5 million, or 97% of net charge-offs, compared with $1.1 billion, or 145% of net charge-offs, for the nine months ended September 30, 2009.
As indicated in the Overview section, the decrease in the provision for loan losses for the quarter and nine months ended September 30, 2010, as compared with the quarter and nine months ended September 30, 2009, was mainly the result of higher amounts provisioned during 2009, particularly for commercial and construction loans, U.S. mainland non-conventional residential mortgage loans and home equity lines of credit, combined with specific reserves recorded for loans considered impaired. The deteriorated conditions of the Puerto Rico and U.S. economies that prevailed during 2009, declines in property values, and the slowdown in consumer spending, negatively impacted the Corporation’s net charge-offs and non-performing assets levels, thus requiring substantial reserve increases in 2009. Since September 30, 2009, loans held-in-portfolio, excluding the covered loans of the Westernbank FDIC-assisted transaction, decreased by approximately $2.3 billion, particularly commercial, construction and consumer loan portfolios. This decrease in the loan portfolio also contributed to the lower level of provision for loan losses for the third quarter of 2010.
As indicated previously, the covered loans were recognized at fair value upon acquisition. Based on management’s analysis, there was no need to establish an allowance for loan losses for the covered loans from the acquisition date to September 30, 2010. Refer to the Credit Risk Management and Loan Quality section of this MD&A for a discussion on net charge-offs, non-performing assets and the allowance for loan losses.
NON-INTEREST INCOME
Refer to Table D for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2010 and 2009.
TABLE D
Non-Interest Income

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance

Service charges on deposit accounts	$48,608	$54,208	($5,600)	$149,865	$161,412	($11,547)

Other service fees:
Debit card fees	27,711	26,986	725	83,480	80,867	2,613
Credit card fees and discounts	24,382	23,497	885	73,692	70,951	2,741
Processing fees	15,258	13,638	1,620	43,390	40,773	2,617
Insurance fees	11,855	11,463	392	34,929	36,014	(1,085)
Sale and administration of investment products	11,379	8,181	3,198	28,791	25,204	3,587
Mortgage servicing fees, net of fair value adjustments	1,306	4,869	(3,563)	15,487	18,301	(2,814)
Trust fees	3,534	3,260	274	10,168	9,364	804
Other fees	5,397	5,720	(323)	15,930	17,110	(1,180)

Total other service fees	100,822	97,614	3,208	305,867	298,584	7,283

Net gain (loss) on sale and valuation adjustments of investment securities	3,732	(9,059)	12,791	4,210	220,792	(216,582)
Trading account profit	5,860	7,579	(1,719)	8,101	31,241	(23,140)
Loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	(1,573)	(8,728)	7,155	(23,106)	(35,994)	12,888
FDIC loss share expense	(36,936)	—	(36,936)	(13,602)	—	(13,602)
Fair value change in equity appreciation instrument	10,641	—	10,641	35,035	—	35,035
Gain on sale of processing and technology business	640,802	—	640,802	640,802	—	640,802
Other operating income	24,568	18,430	6,138	63,076	44,579	18,497

Total non-interest income	$796,524	$160,044	$636,480	$1,170,248	$720,614	$449,634

The increase in non-interest income for the quarter and nine months ended September 30, 2010, when compared with the same periods of the previous year, was principally due to the gain of $640.8 million, before tax and transaction costs, recognized on the sale of the 51% ownership interest in the Corporation’s processing and technology business, EVERTEC.
Also impacting the favorable variance in non-interest income for the quarter ended September 30, 2010, when compared with the same quarter of the previous year, were higher gains on sales of investment securities by $3.5 million. Also, results for the quarter ended September 30, 2009 included $9.3 million in write-downs on equity securities available-for-sale and tax credit investments classified as other investment securities in the consolidated statement of condition.
Moreover, there were $10.6 million and $35.0 million in favorable changes in the fair value of the equity appreciation instrument issued to the FDIC during the quarter and nine months ended September 30, 2010, respectively, due to a decline in value in the Corporation’s common stock since the equity appreciation instrument was issued to September 30, 2010, a reduction in the assumption of volatility related to the Corporation’s stock price and a shorter period remaining for the expiration of the instrument.
In addition, there were lower losses on sales of loans, net of lower of cost of market valuation adjustment on loans held-for-sale, by $7.2 million and $12.9 million for the quarter and nine-month periods ended September 30, 2010, respectively, compared with the same periods in 2009. Contributing to the favorable variance for the quarter were higher gains of $3.0 million recorded by the Corporation’s mortgage banking business related to residential mortgage loans securitized and $8.8 million in lower indemnity reserve adjustments in the BPNA reportable segment and PFH, partially offset by higher indemnity reserve adjustments in the BPPR reportable segment by $4.2 million. Contributing to the favorable variance for the nine-month period were higher gains of $13.2 million recorded by the Corporation’s mortgage banking business related to residential mortgage loans securitized, $35.1 million in lower indemnity reserve adjustments in the BPNA reportable segment and PFH, partially offset by higher indemnity reserve adjustments in the BPPR reportable segment by $31.9 million.
The increase in provisioning for the indemnity reserve in the BPPR reportable segment for the quarter and nine months ended September 30, 2010 was associated to mortgage loans that had been previously sold with credit recourse by the BPPR reportable segment. This indemnity reserve adjustment was driven by increased foreclosure rates, repurchases, delinquency trends and loss severity levels experienced during 2010. The decrease in provisioning for the indemnity reserves at the BPNA reportable segment corresponded principally to lower volume of disbursements, reduced loss severities and the expiration of indemnification terms under standard representation and warranty arrangements, including a reduction of $18.8 million related to loans previously sold by E-LOAN and $16.1 million related to loans sold by Popular Equipment Finance during 2009.
These favorable variances were partially offset by $36.9 million and $13.6 million in losses in the caption of FDIC loss share expense for the quarter and nine months ended September 30, 2010, respectively. These losses resulted from a reduction in the indemnification asset by $71.6 million resulting principally from the Corporation’s application of reciprocal accounting for covered loans accounted for under ASC Subtopic 310-20 due to their revolving characteristics, for which 80% of the losses are covered by the FDIC under loss share agreements. By accreting into interest income the discount on accruing loans accounted pursuant to ASC Subtopic 310-20, the carrying basis increases. With reciprocal accounting, the Corporation was required to reduce the indemnification asset by approximately 80% of the loan discount accreted, and thus record a reduction in non-interest income. The above $71.6 million decrease was partially offset by higher accretion of the indemnification asset, which amounted to $34.7 million for the quarter ended September 30, 2010 and $58.0 million for the period from April 30, 2010 through September 30, 2010. The time value of money incorporated into the present value computation of the indemnification asset is accreted into earnings over the life of the loss sharing agreements.
In addition, service charges on deposit accounts for the quarter and nine-month period ended September 30, 2010 decreased by $5.6 million and $11.5 million, respectively, when compared with the same periods in 2009, mostly in the BPNA reportable segment related to lower non-sufficient funds fees and reduced fees from money services clients.

Also offsetting the favorable variances during the nine-month period ended September 30, 2010 were $182.7 million in gains derived from the sale of $3.4 billion in U.S. Treasury notes and U.S. agencies during the first quarter of 2009 by BPPR and $52.3 million in gains from the sale of equity securities in the second quarter of 2009 by BPPR and EVERTEC. The impact of these 2009 events, were partially offset by $15.8 million in write-downs on equity securities available-for-sale and tax credit investments classified as other investment securities during the nine-month period ended September 30, 2009.
The decrease in trading account profit by $23.1 million for the nine months ended September 30, 2010, when compared with the same period of the previous year, was mostly related to $43.7 million in lower realized gains as a result of a lower volume of mortgage-backed securities sold, partially offset by $16.4 million in higher unrealized gains of outstanding mortgage-backed securities.
OPERATING EXPENSES
Table E provides a breakdown of operating expenses by major categories.
TABLE E
Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2010	2009	Variance	2010	2009	Variance

Personnel costs:
Salaries	$116,426	$102,822	$13,604	$321,423	$315,224	$6,199
Pension and other benefits	24,779	27,725	(2,946)	78,746	96,820	(18,074)

Total personnel costs	141,205	130,547	10,658	400,169	412,044	(11,875)
Net occupancy expenses	28,425	28,269	156	86,359	80,734	5,625
Equipment expenses	25,432	24,983	449	74,231	76,289	(2,058)
Other taxes	13,872	13,109	763	38,635	39,369	(734)
Professional fees	48,224	28,694	19,530	109,498	80,643	28,855
Communications	9,514	11,902	(2,388)	31,628	36,115	(4,487)
Business promotion	11,260	8,905	2,355	29,759	26,761	2,998
Printing and supplies	2,876	2,857	19	7,898	8,664	(766)
FDIC deposit insurance	17,183	16,506	677	49,894	61,954	(12,060)
Loss (gain) on early extinguishment of debt	25,448	(79,304)	104,752	26,426	(79,304)	105,730
Other operating expenses	45,697	31,753	13,944	119,464	104,955	14,509
Amortization of intangibles	2,411	2,379	32	6,915	7,218	(303)

Total operating expenses	$371,547	$220,600	$150,947	$980,876	$855,442	$125,434

Other operating expenses for the quarter and nine months ended included a $15.8 million prepayment penalty on the repurchase and cancellation of $175 million in term notes in July 2010. Also, the Corporation incurred $9.7 million in prepayment penalties during the quarter ended September 30, 2010 on the cancellation of $180 million of FHLB advances and $54 million in public fund certificates of deposit as part of BPNA’s deployment of excess liquidity and as part of a strategy to increase margin in future periods. The third quarter of 2009 included a gain on extinguishment of debt of $79.3 million, principally derived from the exchange of trust preferred securities for common stock.
Also, the increase in operating expenses was due to approximately $24.6 million in transaction costs related to the EVERTEC transaction.
Furthermore, salaries from full time equivalent employees retained from Westernbank operations, as discussed in the Overview section, as well as headcount retained on a temporary basis, was the principal contributor to the increase in personnel costs for the quarter September 30, 2010 when compared with the same quarter in 2009. The decrease in personnel costs for the nine months ended September 30, 2010, compared with the same period in 2009 was due to a reduction in salaries in the BPNA reportable segment due to restructuring and staff reductions during 2009 and a decrease in pension costs due to the plan freeze, partially offset by the salaries from Westernbank employees. Refer to Note 25 to the consolidated financial statements for a breakdown of the pension and postretirement costs.

INCOME TAXES
Income tax expense amounted to $102.4 million for the quarter ended September 30, 2010, compared with income tax expense of $6.3 million for the same quarter of 2009. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations, lower exempt interest income net of disallowance of expenses attributed to such exempt income and an increase in non-deductible interest expense related to the Trust Preferred issued to the US Treasury in August 2009, as to which the Corporation agreed with the US Treasury not to deduct interest payments for tax purposes. These trust preferred securities are described in Note 17 to the consolidated financial statements. This increase was partially offset by an increase in income subject to preferential tax rate mainly driven by the gain on the sale of EVERTEC.
The components of income tax for the quarter ended September 30, 2010 and 2009 were as follows:

	Quarter ended
	September 30, 2010		September 30, 2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$244,423	40.95%	($47,186)	40.95%
Net reversal (benefit) of net tax exempt interest income	6,317	1.06	(11,895)	10.32
Effect of income subject to preferential tax rate	(149,325)	(25.02)	(25)	0.02
Deferred tax asset valuation allowance	9,746	1.63	58,480	(50.75)
Non-deductible expenses	7,076	1.19	2,788	(2.42)
Difference in tax rates due to multiple jurisdictions	97	0.01	8,579	(7.44)
State taxes and others	(15,946)	(2.67)	(4,410)	3.83

Income tax expense	$102,388	17.15%	$6,331	(5.49%)

Although the Corporation reported a net income before income tax of $596.9 million, it recognized an income tax expense for the quarter ended September 30, 2010 of $102.4 million. This is in part the result of calculating the tax on the sale of EVERTEC at a preferential tax rate.
Income tax expense amounted to $113.1 million for the nine-month period ended September 30, 2010, compared with an income tax benefit of $15.2 million for the same period in 2009. The increase was principally due to higher income before tax in the Puerto Rico operations, lower net exempt interest income and an increase in non-deductible interest expense related to the trust preferred securities issued to the U.S. Treasury as compared to the same period of 2009.
Also, in 2009 a temporary five-percent special surtax was imposed on all corporations doing business in Puerto Rico, resulting in an income tax benefit as a consequence of adjusting the deferred tax assets to reflect the increase in tax rate.

The components of income tax for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended
	September 30, 2010		September 30, 2009
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$191,118	40.95%	($145,752)	40.95%
Benefits of net tax exempt interest income	(5,828)	(1.25)	(38,751)	10.89
Effect of income subject to preferential tax rate	(150,431)	(32.23)	(59,298)	16.66
Deferred tax asset valuation allowance	71,582	15.34	203,709	(57.23)
Non-deductible expenses	20,958	4.48	2,788	(0.79)
Difference in tax rates due to multiple jurisdictions	6,371	1.37	31,252	(8.78)
State taxes and others	(20,669)	(4.43)	(9,157)	2.57

Income tax expense (benefit)	$113,101	24.23%	($15,209)	4.27%

Refer to Note 27 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2010.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America (as defined in Note 29 to the consolidated financial statements). A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.
As a result of the sale of a 51% interest in EVERTEC described in the Overview section, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for EVERTEC, including the merchant acquiring business that was part of the BPPR reportable segment, has been reclassified under Corporate for all periods discussed.
For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 29 to the consolidated financial statements.
The Corporate group had net income of $496.5 million for the third quarter of 2010, compared with net income of $65.9 million for the quarter ended September 30, 2009, and net income of $472.6 million for the nine months ended September 30, 2010 compared with $53.1 million for the same period in the previous year. The variance in the year-to-date results for the corporate group was principally due to:
•	higher non-interest income by $658.9 million, principally due to the gain on sale of the processing and technology business in the third quarter of 2010;

•	higher operating expenses by $119.6 million which were impacted by $15.8 million in losses on early extinguishment of debt related to the cancellation of $175 million in medium term notes of the bank holding company and $24.6 million in transaction costs related to the EVERTEC sale during the third quarter of 2010, compared with gains of $78.3 million associated to the extinguishment of junior subordinated debentures during the third quarter of 2009 as part of the exchange of trust preferred securities for shares of common stock of the Corporation; and

•	higher income tax expense by $89.1 million principally due to higher taxable income resulting from the gain on the sale of the processing and technology business.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $12.5 million for the quarter ended September 30, 2010, compared with a net loss of $13.5 million for the same quarter of 2009. The principal factors that contributed to the variance in the financial results for the third quarter of 2010, when compared with the same quarter of the previous year, included the following:
•	higher net interest income by $118.8 million, or 55%, mainly as a result of the $78.5 million discount accretion on covered loans acquired from the Westernbank FDIC-assisted transaction that are accounted for under ASC Subtopic 310-20 due to their revolving characteristics and the $56.5 million discount accretion on covered loans accounted for under ASC Subtopic 310-30. The BPPR reportable segment’s net interest yield was adversely impacted by funding the FDIC loss share indemnification asset, a non-interest earning asset, with interest bearing liabilities, mainly through the note issued to the FDIC. The BPPR reportable segment had a net interest margin of 5.32% for the quarter ended September 30, 2010, compared with 3.88% for the same quarter in 2009;

•	higher provision for loan losses by $28.8 million, or 19%. The provision for loan losses represented 120% of net charge-offs for the third quarter of 2010, compared with 109% of net charge-offs for the same quarter of 2009. The ratio of allowance for loan losses to loans held-in-portfolio, excluding covered loans, for the BPPR reportable segment was 4.89% as of September 30, 2010, when compared with 4.31% as of the same date in 2009. Non-performing loans, excluding covered loans, in this reportable segment totaled $1.7 billion as of September 30, 2010, compared with $1.4 billion at the same date in 2009, mainly related to construction and mortgage loans. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPPR reportable segment;

•	lower non-interest income by $16.1 million, or 15%, mainly due to $36.9 million in losses in the caption of FDIC loss share expense, partially offset by $10.6 million in favorable changes in the fair value of the equity appreciation instrument issued to the FDIC, which is explained in the Non-Interest Income section of this MD&A;

•	higher operating expenses by $34.9 million, or 19%, mainly due to higher personnel costs, professional fees and other operating expenses. The increase in personnel costs was mainly due to the new hires from Westernbank while the increase in other operating expenses was mostly due to losses associated with write-downs in other real estate property; and

•	higher income tax expense by $12.9 million, primarily due to higher income before tax on the Puerto Rico operations, lower exempt interest income net of disallowance of expenses attributed to such exempt income and an increase in non-deductible interest expense related to the trust preferred securities issued to the U.S. Treasury in August 2009, which the Corporation agreed with the U.S. Treasury not to deduct interest payments for tax purposes.
Net income for the nine months ended September 30, 2010 totaled $58.5 million, compared with $167.6 million for the same period in the previous year. These results reflected:
•	higher net interest income by $137.2 million, or 21%;

•	lower provision for loan losses by $73.6 million, or 15%;

•	lower non-interest income by $234.5 million, or 42%, which was mainly due to $227.2 million in gains from the sale of U.S. Treasury notes, U.S. agencies, and equity securities during 2009; a reduction in the indemnification asset of $71.6 million resulting principally from the Corporation’s application of reciprocal accounting for covered loans accounted for under ASC Subtopic 310-20 due to their revolving characteristics; higher adjustments to indemnity reserves by $31.9 million; and lower trading account profit by $23.1 million mainly in the mortgage banking business, partially offset by higher accretion of the indemnification asset by $58.0 million; $35.0 million in favorable changes in the fair value of the equity appreciation instrument issued to the FDIC; and higher gains of $13.2 million recorded by the Corporation’s mortgage banking business related to residential mortgage loans securitized during 2010;

•	higher operating expenses by $54.7 million, or 10%, principally related to the Westernbank FDIC-assisted transaction; and

•	income tax expense of $26.3 million for the nine months ended September 30, 2010, compared to an income tax benefit of $4.2 million for the same period in the previous year, mostly as a result of the same factors discussed for the quarter. The income tax benefit in 2009 was due to a temporary five-percent special surtax imposed on all corporations doing business in Puerto Rico, which resulted in an income tax benefit as a consequence of adjusting the deferred tax assets to reflect the increase in tax rate.

Banco Popular North America
Banco Popular North America reportable segment, which includes the operations of E-LOAN, reported a net loss of $14.6 million for the third quarter of 2010, a decrease of $155.3 million, or 91%, when compared with a net loss of $169.9 million for the quarter ended September 30, 2009. The principal factors that contributed to the variance in results for the quarter ended September 30, 2010, when compared with the same quarter in the previous year, included:
•	lower provision for loan losses by $144.9 million, or 82%, prompted by credit quality indicators that reflect signs of stabilization in the U.S. operations. This decrease in the provision for loan losses was mainly the result of higher amounts provisioned during 2009 particularly for commercial and construction loans, U.S. mainland non-conventional residential mortgage loans, home equity lines of credit and closed-end second mortgages, combined with specific reserves recorded for loans considered impaired. Substantial reserve increases were recorded during 2009 as a result of the deteriorated conditions of the U.S. economy, declines in property values, and the slowdown in consumer spending. The U.S. real estate market has shown some improvement and stabilization in collateral values during 2010. The decrease of approximately $1.5 billion in loans held-in-portfolio since September 30, 2009, particularly in the commercial, construction, consumer and mortgage loan portfolios, also contributed to the lower level of provision for loan losses for the quarter ended September 30, 2010. Net charge-offs for the BPNA reportable segment for the third quarter of 2010 decreased $33.3 million, or 26%, compared with the quarter ended September 30, 2009, primarily in the construction, consumer, and mortgage loan portfolio. The provision for loan losses represented 34% of net charge-offs for the quarter ended September 30, 2010, compared with 137% of net charge-offs for the same period of the previous year. The allowance for loan losses to loans held-in-portfolio in this reportable segment was 7.07% as of September 30, 2010, compared with 6.05% as of September 30, 2009. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain credit quality indicators corresponding to the BPNA reportable segment;

•	higher non-interest income by $6.8 million, mainly due to lower provisioning in indemnity reserves on loans sold in previous periods; and

•	lower operating expenses by $3.0 million, or 4%. This variance was principally the result of lower personnel costs, mainly salaries as a result of downsizing of U.S. operations; and lower net occupancy expenses, partially offset by $9.7 million in prepayment penalties during the quarter ended September 30, 2010 on the cancellation of $180 million of FHLB advances and $54 million in public fund certificates of deposit as part of BPNA’s deployment of excess liquidity and as part of a strategy to increase margin in future periods.
Net loss for the nine months ended September 30, 2010 totaled $176.6 million, compared with a net loss of $557.6 million for the same period in the previous year. These results reflected:
•	lower provision for loan losses by $322.0 million, or 57%, mostly as a result of the same factors discussed for the quarter;

•	higher non-interest income by $29.8 million principally due to reductions in the provisioning for indemnity reserves on loans previously sold, which considers factors such as reduced volume of disbursements and loss severities and expiration of indemnity terms;

•	lower operating expenses by $41.6 million, or 17%, mainly in personnel costs due to restructuring and staff reductions and lower FDIC deposit insurance assessments, partially offset by $9.7 million in prepayment penalties previously discussed; and

•	income tax expense of $3.4 million for the nine months ended September 30, 2010, compared with an income tax benefit of $5.7 million for the same period in the previous year.
FINANCIAL CONDITION
Assets
As of September 30, 2010, the Corporation’s total assets were $40.8 billion, compared with $34.7 billion as of December 31, 2009 and $35.6 billion as of September 30, 2009. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates. The increase in total assets from December 31, 2009 to September 30, 2010 was due to the Westernbank FDIC-assisted transaction, which as of the April 30, 2010 transaction date added $8.4 billion in total assets, net of fair value adjustments, to the

Corporation’s financial condition. This increase was offset in part by a reduction in the portfolio of investment securities and lower volume of loan originations. A negative economic environment has led to a reluctance to expand or invest, resulting in weak loan demand.
Investment securities
Table F provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis as of September 30, 2010, December 31, 2009 and September 30, 2009. Also, Notes 9 and 10 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	September 30,	December 31,		September 30,
(In millions)	2010	2009	Variance	2009	Variance

U.S. Treasury securities	$65.2	$56.2	$9.0	$56.9	$8.3
Obligations of U.S. Government sponsored entities	1,397.0	1,647.9	(250.9)	1,694.3	(297.3)
Obligations of Puerto Rico, States and political subdivisions	237.9	262.8	(24.9)	271.1	(33.2)
Collateralized mortgage obligations — federal agencies	1,347.0	1,600.2	(253.2)	1,598.0	(251.0)
Collateralized mortgage obligations — private label	95.6	117.8	(22.2)	127.0	(31.4)
Mortgage-backed securities	2,782.7	3,210.2	(427.5)	3,445.3	(662.6)
Equity securities	8.8	7.8	1.0	8.8	—
Others	21.4	4.8	16.6	4.8	16.6

Total investment securities AFS and HTM	$5,955.6	$6,907.7	($952.1)	$7,206.2	($1,250.6)

The portfolio of investment securities consists primarily of liquid, high quality securities. The reduction in investment securities from December 31, 2009 and September 30, 2009 to September 30, 2010 was mostly impacted by maturities, prepayments and sales. The cash proceeds from these activities were not fully reinvested as part of a strategy to deleverage the balance sheet. Proceeds from the sale of investment securities available-for-sale for the nine months ended September 30, 2010 amounted to $396.7 million, with gains of approximately $3.7 million. The Westernbank FDIC-assisted transaction did not contribute significantly to the Corporation’s portfolio of investment securities, as the Corporation only acquired FHLB stock as part of the transaction, which was redeemed in the second quarter of 2010.
As of September 30, 2010, there were investment securities AFS and HTM with a fair value of $154 million in an unrealized loss position. The unrealized losses on these particular securities approximated $6.0 million as of September 30, 2010. These figures compare with securities of $1.8 billion with unrealized losses of $31 million as of December 31, 2009. Management performed its quarterly analysis of all debt securities in an unrealized loss position as of September 30, 2010 and concluded that no individual debt security was other-than-temporarily impaired as of such date. As of September 30, 2010, the Corporation does not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell those investment securities prior to recovery of their amortized cost basis. Notes 9 and 10 to the consolidated financial statements provide additional information by investment categories of the unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio.
Loans
Refer to Table G, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Included in Table G are $115 million of loans held-for-sale as of September 30, 2010, compared with $91 million as of December 31, 2009 and $75 million as of September 30, 2009. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table G. Because of the loss protection provided by the FDIC, the risks of the covered loans are significantly different, thus the Corporation has determined to segregate them in the information included in Table G.
Excluding the acquired covered loans, all loan portfolios as of September 30, 2010, except for mortgage loans, declined compared with December 31, 2009 and September 30, 2009. This generally reflects weak loan demand, the high level of loan charge-offs as a result of the downturn in the real estate market and continued weakened economy, and the exiting or downsizing of certain loan origination channels due to strategic decisions.
TABLE G
Loans Ending Balances (including loans held-for-sale)

			Variance		Variance
			September 30, 2010		September 30, 2010
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2010	2009	2009	2009 [1]	2009

Loans not covered under FDIC loss sharing agreements:
Commercial	$11,724,536	$12,666,955	($942,419)	$13,076,772	($1,352,236)
Construction	1,300,469	1,724,373	(423,904)	1,882,069	(581,600)
Lease financing	613,560	675,629	(62,069)	699,350	(85,790)
Mortgage	4,859,206	4,691,145	168,061	4,621,915	237,291
Consumer	3,759,799	4,045,807	(286,008)	4,191,410	(431,611)

Total non-covered loans	$22,257,570	$23,803,909	($1,546,339)	$24,471,516	($2,213,946)
Loans covered under FDIC loss sharing agreements [2]	4,006,227	—	4,006,227	—	4,006,227

Total loans	$26,263,797	$23,803,909	$2,459,888	$24,471,516	$1,792,281

[1]	Loans disclosed exclude the discontinued operations of PFH.

[2]	Refer to Note 11 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the acquired covered loans.
As of September 30, 2010, the commercial and construction loan portfolios decreased $1.4 billion when compared to December 31, 2009. The decrease in these portfolios was both reflected in the BPPR and BPNA reportable segments and was impacted by lower new loan origination activity, portfolio run-off associated with exited origination channels in the U.S. operations, and loan net charge-offs during the nine months ended September 30, 2010 that totaled $426.0 million.
The decrease in the consumer loan portfolio from December 31, 2009 to September 30, 2010 by approximately $286 million, or 7%, was mostly reflected in personal and auto loans in Puerto Rico and home equity lines of credit and closed-end second mortgages in E-LOAN. Net charge-offs in the consumer loan portfolio amounted to $163.7 million for the nine months ended September 30, 2010. Also, portfolio run-off exceeded the volume of new personal and auto loan originations in the BPPR reportable segment due to current weak economic conditions. Furthermore, the run-off of Popular Finance’s loan portfolio contributed to such decrease. Popular Finance’s operations were closed in late 2008. Also, there were reductions in the consumer loan portfolio of the BPNA reportable segment, primarily due to loan charge-offs and the run-off of its auto, closed-end second mortgages and home equity lines of credit portfolios, which represent business lines exited in prior years. Consumer loans as of September 30, 2010 decreased significantly from September 30, 2009 as a result of similar factors. Consumer loans as of September 30, 2010 include $41 million in credit cards pertaining to BPPR’s Westernbank operations and which are not covered by the FDIC under the loss sharing agreements.
The decline in the lease financing portfolio from December 31, 2009 to September 30, 2010 was mostly at the BPPR reportable segment by $36 million, which as well as the other loan portfolios continues to reflect the general slowdown in originations. The Corporation’s U.S. operations are no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.
The mortgage loan portfolio as of September 30, 2010 increased $168 million from December 31, 2009. The BPPR reportable segment showed an increase of $324 million, while the BPNA reportable segment experienced a reduction of $156 million. The reduction at BPNA resulted principally from the discontinuance of the non-conventional mortgage loan origination business in the Corporation’s U.S. mainland operations. The Corporation’s mortgage loan origination subsidiary in Puerto Rico, Popular Mortgage, continued its efforts to originate loans despite the weak economic conditions in the Island. As indicated in the Overview section of this MD&A, during the third quarter of 2010, the Puerto Rico government signed into law an aggressive housing incentive package which should help boost future residential housing sales activity. There is a reduction from September 30, 2009 in BPNA due to high volume of net charge-offs in the non-conventional mortgage loan portfolio and run-off of the portfolio.

The covered loans were initially recorded at fair value. Their carrying value approximated $4.0 billion as of September 30, 2010, of which approximately 67% pertained to commercial and construction loans, 29% to mortgage loans and 4% to consumer loans. The unpaid principal balance on the covered loans approximated $8.2 billion as of September 30, 2010. Note 11 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $3.7 billion of their carrying value as of September 30, 2010, is accounted for under ASC Subtopic 310-30.
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

Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction as of and for the nine-month period ended September 30, 2010, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

		Carrying amount
(In thousands)	Accretable yield	of loans

Balance as of January 1, 2010	—	—
Additions [1]	$1,303,908	$3,901,999
Accretion	(95,506)	95,506
Payments received		(338,308)

Balance as of September 30, 2010	$1,208,402	$3,659,197

[1]	Represents the estimated fair value of the loans at the date of acquisition. There were no reclassifications from non-accretable difference to accretable yield from April 30, 2010 to September 30, 2010.

As indicated in Note 4 to the consolidated financial statements, the Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 as of the April 30, 2010 acquisition date:

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
FDIC loss share indemnification asset
As part of the loan portfolio fair value estimation in the Westernbank FDIC-assisted transaction, the Corporation established the FDIC loss share indemnification asset, which represented the present value of the estimated losses on loans to be reimbursed by the FDIC. The FDIC loss share indemnification asset amounted to $3.3 billion as of September 30, 2010 and is presented in a separate line item in the consolidated statement of condition.

Other assets
Table H provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition as of September 30, 2010, December 31, 2009 and September 30, 2009.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			September 30, 2010		September 30, 2010
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2010	2009	2009	2009	2009

Net deferred tax assets (net of valuation allowance)	$336,661	$363,967	($27,306)	$380,596	($43,935)
Investments under the equity method	292,493	99,772	192,721	97,817	194,676
Bank-owned life insurance program	236,824	232,387	4,437	230,579	6,245
Prepaid FDIC insurance assessment	164,190	206,308	(42,118)	—	164,190
Other prepaid expenses	91,193	130,762	(39,569)	144,949	(53,756)
Derivative assets	85,180	71,822	13,358	81,249	3,931
Trade receivables from brokers and counterparties	37,996	1,104	36,892	8,275	29,721
Others	215,448	218,795	(3,347)	213,256	2,192

Total other assets	$1,459,985	$1,324,917	$135,068	$1,156,721	$303,264

The increase in other assets from December 31, 2009 to September 30, 2010 was primarily due to the 49% ownership interest in EVERTEC, which is being accounted as an investment under the equity method. Refer to the Overview and Sale of Processing and Technology business section of this MD&A for a description of the EVERTEC transaction. When compared to September 30, 2009, there was also an increase in the prepaid FDIC insurance assessment, which represents the unamortized balance of the FDIC insurance premiums prepaid in 2009, which correspond to years 2010 through 2012.
Deposits and Borrowings
Deposits
A breakdown of the Corporation’s deposits at period-end is included in Table I.
TABLE I
Deposits Ending Balances

			Variance		Variance
	September 30,	December 31,	September 30, 2010 Vs.	September 30,	September 30, 2010 Vs.
(In thousands)	2010	2009	December 31, 2009	2009	September 30, 2009

Demand deposits *	$6,023,732	$5,066,282	$957,450	$4,894,509	$1,129,223
Savings, NOW and money market deposits	10,328,457	9,635,347	693,110	9,509,512	818,945
Time deposits	11,387,855	11,223,265	164,590	11,978,877	(591,022)

Total deposits	$27,740,044	$25,924,894	$1,815,150	$26,382,898	$1,357,146

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as time deposits, amounted to $2.5 billion as of September 30, 2010, compared with $2.7 billion as of December 31, 2009 and $2.8 billion as of September 30, 2009.
The increase in demand and saving deposits from December 31, 2009 to September 30, 2010 was principally related to the deposits assumed in the Westernbank FDIC-assisted transaction and to an increase in deposits in trust held on a short-term basis, principally for payment of government bonds. The increase in time deposits from December 31, 2009 to September 30, 2010, was influenced by an increase in the BPPR reportable segment, in part due to time deposits assumed in the Westernbank FDIC-assisted transaction, partially offset by a reduction in BPNA due to reduced levels of deposits gathered through E-LOAN’s internet platform, the effect of a reduction in the pricing of these deposits and strategic actions taken that reduced BPNA’s asset base considerably. Also, the decrease in time deposits was associated with a reduction in brokered certificates of deposit.
The increase in demand and savings accounts from September 30, 2009 to September 30, 2010 was principally influenced by similar factors described above. The decrease in time deposits from September 30, 2009 to the same date in 2010 was due to a reduction in brokered certificates of deposit of $264 million and a decrease of $1.1 billion in non-brokered time deposits at the BPNA reportable segment.
Borrowings
The Corporation’s borrowings amounted to $7.7 billion as of September 30, 2010, compared with $5.3 billion as of December 31, 2009 and $5.5 billion as of September 30, 2009. The increase in borrowings from the end of 2009 to September 30, 2010 was related to the note issued to the FDIC in relation to the FDIC-assisted transaction, which amounted to $3.3 billion as of September 30, 2010. The note issued to the FDIC is collateralized by the covered loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Borrowings under the note bear interest at the per annum rate of 2.50% and is paid monthly. The Corporation may prepay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. During the third quarter of 2010, the Corporation prepaid $2.1 billion of the note issued to the FDIC from funds unrelated to the assets securing the note. The increase related to the note issued to the FDIC was partially offset by a reduction of $275 million in repurchase agreements, cancellation of $175 million in term notes, which had contractual maturities in September 2011, that were repurchased by the Corporation from holders of record in July 2010, and a reduction of $430 million in advances with the Federal Home Loan Banks (“FHLB”). The latter two were in part associated with the Corporation’s strategy to extinguish certain high-cost debt. The increase in borrowings from September 30, 2009 to the same date in 2010 was also influenced by similar factors.
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
Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s borrowings as of September 30, 2010, December 31, 2009 and September 30, 2009. Also, refer to the Liquidity Risk section in this MD&A for additional information on the Corporation’s funding sources as of September 30, 2010.
Other liabilities
The increase in other liabilities of $295 million from December 31, 2009 to September 30, 2010 included two items directly associated to the Westernbank FDIC-assisted transaction. Such items included: (1) the equity appreciation instrument described in the Westernbank FDIC-assisted transaction section in this MD&A with a fair value of $17 million as of September 30, 2010, and an outstanding balance of $120 million of a contingent liability for unfunded loan commitments recorded at the acquisition date pertaining primarily to commercial and construction loans and commercial revolving lines of credit. Losses incurred on loan disbursements made under these unfunded loan commitments may be covered by the FDIC loss sharing agreements provided that the Corporation complies with specific requirements under such agreements.
Stockholders’ Equity
Stockholders’ equity totaled $4.1 billion as of September 30, 2010, compared with $2.5 billion as of December 31, 2009 and $2.7 billion as of September 30, 2009. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss. The increase in stockholders’ equity from December 31, 2009 to September 30, 2010 was due to the issuance of depositary shares and conversion to common stock during the second quarter of 2010, which contributed with $1.15 billion in additional capital, and the net income recorded during 2010, principally from the sale of 51% interest in EVERTEC.

Included within surplus in stockholders’ equity as of September 30, 2010 and December 31, 2009 was $402 million corresponding to a statutory reserve fund applicable exclusively to Puerto Rico banking institutions. This statutory reserve fund totaled $392 million as of September 30, 2009. The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. As of September 30, 2010 and 2009 and December 31, 2009, BPPR was in compliance with the statutory reserve requirement.
REGULATORY CAPITAL
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. As indicated earlier, the EVERTEC transaction improved the Corporation’s capital ratios considerably. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of September 30, 2010, December 31, 2009, and September 30, 2009 are presented on Table J. As of such dates, BPPR and BPNA were well-capitalized.
TABLE J
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009

Risk-based capital
Tier I capital	$3,928,317	$2,563,915	$2,771,723
Supplementary (Tier II) capital	342,129	346,527	350,323

Total capital	$4,270,446	$2,910,442	$3,122,046

Risk-weighted assets
Balance sheet items	$23,263,719	$23,182,230	$23,999,569
Off-balance sheet items	3,158,181	2,964,649	3,082,839

Total risk-weighted assets	$26,421,900	$26,146,879	$27,082,408

Average assets	$39,324,765	$34,197,244	$34,958,245

Ratios:
Tier I capital (minimum required — 4.00%)	14.87%	9.81%	10.23%
Total capital (minimum required — 8.00%)	16.16	11.13	11.53
Leverage ratio *	9.99	7.50	7.93

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. As of September 30, 2010, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,113,752, Tier I Capital of $1,056,876, and Tier I Leverage of $1,179,743 based on a 3% ratio or $1,572,991 based on a 4% ratio according to the Bank’s classification.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 Capital, subject to quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 Capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of September 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. As of December 31, 2009, there were $7 million of the outstanding trust preferred securities which were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. The Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. The new limit would be effective on March 31, 2011. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently passed in July 2010, has a provision to effectively phase out the use of trust preferred securities as Tier 1 capital throughout a five-year period. As of September 30, 2010, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. As of September 30, 2010, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, and were issued prior to October 4, 2010 and thus, are exempt from the Dodd-Frank banking bill provision.
During the 2010 third quarter, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions were adopted currently, the Corporation estimates they would not have a significant impact on our regulatory capital ratios based on our current understanding of the revisions to capital qualification. We await clarification from our banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds.
The Corporation’s tangible common equity ratio was 8.31% as of September 30, 2010 and 5.40% as of December 31, 2009. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 11.40% as of September 30, 2010, compared with 6.39% as of December 31, 2009.
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
The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets as of September 30, 2010 and December 31, 2009.

(In thousands, except share or per share information)	September 30, 2010	December 31, 2009

Total stockholders’ equity	$4,109,200	$2,538,817
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(665,333)	(604,349)
Less: Other intangibles	(60,438)	(43,803)

Total tangible common equity	$3,333,269	$1,840,505

Total assets	$40,820,716	$34,736,325
Less: Goodwill	(665,333)	(604,349)
Less: Other intangibles	(60,438)	(43,803)

Total tangible assets	$40,094,945	$34,088,173

Tangible common equity to tangible assets	8.31%	5.40%
Common shares outstanding at end of period	1,022,686,418	639,540,105
Tangible book value per common share	$3.26	$2.88

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

The table below reconciles the Corporation’s total common stockholders’ equity (GAAP) as of September 30, 2010 and December 31, 2009 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

	September 30,	December 31,
(In thousands)	2010	2009

Common stockholders’ equity	$4,059,040	$2,488,657
Less: Unrealized gains on available-for-sale securities, net of tax [1]	(195,564)	(91,068)
Less: Disallowed deferred tax assets [2]	(227,576)	(179,655)
Less: Intangible assets:
Goodwill	(665,333)	(604,349)
Other disallowed intangibles	(30,045)	(18,056)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,590)	(2,343)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges [3]	74,301	78,488

Total Tier 1 common equity	$3,013,233	$1,671,674

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

[2]	Approximately $134 million of the Corporation’s $337 million of net deferred tax assets as of September 30, 2010 ($186 million and $364 million, respectively, as of December 31, 2009), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $228 million of such assets as of September 30, 2010 ($180 million as of December 31, 2009) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $25 million of the Corporation’s other net deferred tax assets as of September 30, 2010 ($2 million as of December 31, 2009) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

[3]	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.
CREDIT RISK MANAGEMENT AND LOAN QUALITY
Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table K.
The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:
•	Commercial and construction loans — recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest, or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions on these loans are charged-off at no longer than 365 days past due.

•	Lease financing — recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•	Mortgage loans — recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due.

•	Consumer loans — recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open- end consumer loans are charged-off when they are 180 days in arrears.

•	Troubled debt restructurings (“TDRs”) — Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as a TDR).

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
Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across quarters or year-to-date periods. Given the significant amount of acquired loans that are past due but still accruing due to the accounting under ASC Subtopic 310-30, the Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the nonaccretable balance, the net charge-off ratio including the acquired loans is lower for portfolios that have significant amounts of acquired loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio.

TABLE K
Non-Performing Assets

		As a percentage		As a percentage		As a percentage
	September 30,	of loans HIP	December 31,	of loans HIP	September 30,	of loans HIP
(Dollars in thousands)	2010	by category [2]	2009	by category	2009	by category

Commercial	$784,304	6.7%	$836,728	6.6%	$776,027	5.9%
Construction	818,186	62.9	854,937	49.6	768,987	40.9
Lease financing	6,478	1.1	9,655	1.4	10,309	1.5
Mortgage	669,175	14.1	510,847	11.1	484,219	10.6
Consumer	65,906	1.8	64,185	1.6	75,992	1.8

Total non-performing loans, excluding covered loans	2,344,049	10.6%	2,276,352	9.6%	2,115,534	8.7%
Other real estate owned (“OREO”), excluding covered OREO	168,823		125,483		129,485

Total non-performing assets, excluding covered assets	2,512,872		2,401,835		2,245,019
Covered loans and OREO [1]	200,517		—		—

Total non-performing assets	$2,713,389		$2,401,835		$2,245,019

Accruing loans past due 90 days or more [3]	$296,647		$239,559		$202,840

Ratios excluding covered loans and OREO:
Non-performing assets to total assets	6.84%		6.91%		6.30%
Allowance for loan losses to loans held-in-portfolio	5.62		5.32		4.95
Allowance for loan losses to non-performing loans	53.07		55.40		57.07

Ratios including covered loans and OREO:
Non-performing assets to total assets	6.65%		6.91%		6.30%
Allowance for loan losses to loans held-in-portfolio	4.76		5.32		4.95
Allowance for loan losses to non-performing loans	50.42		55.40		57.07

HIP =	“held-in-portfolio”

[1]	The amount consists of $123 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $78 million in covered OREO. It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[2]	Loans held-in-portfolio used in the computation exclude $4.0 billion in covered loans as of September 30, 2010.

[3]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $738 million as of September 30, 2010. This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

As of September 30, 2010, non-performing loans secured by real estate, excluding covered loans, amounted to $1.6 billion, or 17.44% of total loans secured by real estate, excluding covered loans, in the Puerto Rico operations and $607 million or 10.41%, respectively, in the U.S. mainland operations. These figures compare to $1.3 billion or 14.92% in the Puerto Rico operations and $697 million or 10.69% in the U.S. mainland operations as of December 31, 2009.
In addition to the non-performing loans included in Table K, as of September 30, 2010, there were $318 million of performing loans, excluding covered loans, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $248 million as of December 31, 2009 and $233 million as of September 30, 2009.
Table L summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters and nine months ended September 30, 2010 and 2009.

TABLE L
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter					Nine months ended September 30,
(Dollars in thousands)	2010		2009		Variance	2010		2009		Variance

Balance at beginning of period	$1,277,016		$1,146,239		$130,777	$1,261,204		$882,807		$378,397
Provision for loan losses	215,013		331,063		(116,050)	657,471		1,053,036		(395,565)
Losses:
Commercial	109,239		64,238		45,001	279,440		187,874		91,566
Construction	75,918		96,495		(20,577)	184,216		217,990		(33,774)
Lease financing	3,205		5,501		(2,296)	12,953		16,650		(3,697)
Mortgage	23,722		36,143		(12,421)	80,250		92,906		(12,656)
Consumer	60,567		84,608		(24,041)	193,750		260,699		(66,949)

Total losses	272,651		286,985		(14,334)	750,609		776,119		(25,510)

Recoveries:
Commercial	8,944		5,124		3,820	28,890		17,546		11,344
Construction	5,472		554		4,918	8,776		707		8,069
Lease financing	1,226		1,567		(341)	3,949		3,638		311
Mortgage	1,232		1,821		(589)	4,236		2,803		1,433
Consumer	7,742		8,018		(276)	30,077		22,983		7,094

Total recoveries	24,616		17,084		7,532	75,928		47,677		28,251

Net loans charged-off:
Commercial	100,295		59,114		41,181	250,550		170,328		80,222
Construction	70,446		95,941		(25,495)	175,440		217,283		(41,843)
Lease financing	1,979		3,934		(1,955)	9,004		13,012		(4,008)
Mortgage	22,490		34,322		(11,832)	76,014		90,103		(14,089)
Consumer	52,825		76,590		(23,765)	163,673		237,716		(74,043)

Total net loans charged-off	248,035		269,901		(21,866)	674,681		728,442		(53,761)

Balance at end of period	$1,243,994		$1,207,401		$36,593	$1,243,994		$1,207,401		$36,593

Ratios excluding covered loans:
Annualized net charge-offs to average loans held-in-portfolio	4.52%		4.43%			3.98%		3.91%
Provision for loan losses to net charge-offs	0.87	x	1.23	x		0.97	x	1.45	x
Ratios including covered loans:
Annualized net charge-offs to average loans held-in-portfolio	3.82%		4.43%			3.61%		3.91%
Provision for loan losses to net charge-offs	0.87	x	1.23x			0.97x		1.45x

Note: There was no need to record an allowance for loan losses on the covered loans as of September 30, 2010.

Table M presents annualized net charge-offs to average loans held-in-portfolio by loan category for the quarters and nine months ended September 30, 2010 and 2009.
TABLE M
Annualized Net Charge-offs to Average Loans Held-in-Portfolio, Excluding Covered Loans

			Nine months ended
	Quarters ended September 30,		September 30,
	2010	2009	2010	2009

Commercial	3.47%	1.81%	2.78%	1.71%
Construction	20.11	19.45	15.18	13.83
Lease financing	1.28	2.23	1.88	2.40
Mortgage	1.97	3.16	2.24	2.75
Consumer	5.54	7.18	5.60	7.17

Total annualized net charge-offs to average loans held-in-portfolio	4.52%	4.43%	3.98%	3.91%

Note: Average loans held-in-portfolio exclude covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component. The Westernbank acquired loan portfolio did not impact net charge-offs for the quarter and nine months ended September 30, 2010.

Commercial loans
As shown in Table K, the level of non-performing commercial loans as of September 30, 2010, compared to December 31, 2009, decreased on a consolidated basis from December 31, 2009, mainly in the BPNA reportable segment. This decrease was attributed mainly to the mainland U.S. commercial real estate portfolio which has reflected signs of stabilization. As shown in the next table, the level of non-performing commercial loans in the Puerto Rico operations as of September 30, 2010 has remained high, when compared with the end of 2009, due to continued weak economic conditions. The level of non-performing commercial loans in the United States operations has shown improved performance from December 31, 2009. As compared to December 31, 2009, the percentage of non-performing commercial loans to commercial loans held-in-portfolio as of September 30, 2010 increased in the BPPR reportable segment influenced by the significant loan portfolio reduction and sustained high level of delinquencies.
The increase in non-performing commercial loans from September 30, 2009 to the same date in 2010 was principally due to Puerto Rico’s recessionary economy, particularly during 2009. The table that follows provides information on commercial non-performing loans as of September 30, 2010, September 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and nine months ended September 30, 2010 and September 30, 2009 for the BPPR and BPNA reportable segments.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPPR Reportable Segment:
Non-performing commercial loans	$514,628	$516,184	$506,772	$514,628	$506,772
Non-performing commercial loans to commercial loans HIP, both excluding covered loans	7.58%	7.25%	6.87%	7.58%	6.87%
Commercial loan net charge-offs	$57,248		$25,500	$121,785	$81,651
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans	3.47%		1.40%	2.37%	1.48%

BPNA Reportable Segment:
Non-performing commercial loans	$269,676	$320,477	$269,255	$269,676	$269,255
Non-performing commercial loans to commercial loans HIP	5.51%	5.79%	4.73%	5.51%	4.73%
Commercial loan net charge-offs	$43,047		$33,615	$128,765	$88,678
Commercial loan net charge-offs (annualized) to average commercial loans HIP	3.48%		2.34%	3.34%	2.00%

There were 2 commercial loan relationships greater than $10 million in non-accrual status with an outstanding debt of approximately $23 million as of September 30, 2010, compared with 5 commercial loan relationships with an outstanding debt of approximately $100 million as of December 31, 2009, and 5 commercial loan relationships with an outstanding debt of $100 million as of September 30, 2009.

The Corporation’s commercial loan net charge-offs for the quarter ended September 30, 2010 increased when compared with the quarter ended September 30, 2009. Due to the recessionary environment that has resulted in lower absorption rates and pressure in real estate values, the commercial loan portfolio in Puerto Rico continues to reflect high delinquencies and reductions in the value of the underlying collateral. The commercial loan net charge-offs at the BPNA reportable segment also reported an increase mostly related to commercial real estate. Notwithstanding, the commercial loans portfolio in the U.S. mainland reflected a reduction of approximately $51 million in non-performing loans from December 31, 2009 to September 30, 2010.
The allowance for loan losses corresponding to commercial loans held-in-portfolio represented 4.37% of that portfolio, excluding covered loans, as of September 30, 2010, compared with 3.46% as of December 31, 2009. The ratio of allowance to non-performing loans in the commercial loan category was 65.33% as of September 30, 2010, compared with 52.31% as of December 31, 2009.
The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding construction and covered loans, amounted to $7.1 billion as of September 30, 2010, of which $3.2 billion was secured with owner occupied properties, compared with $7.5 billion and $3.4 billion, respectively, as of December 31, 2009. CRE non-performing loans amounted to $575 million or 8.14% of CRE loans as of September 30, 2010, compared to $557 million or 7.41%, respectively, as of December 31, 2009. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 10.10% and 5.87%, respectively, as of September 30, 2010, compared with 8.29% and 6.39%, respectively, as of December 31, 2009.
As of September 30, 2010, the Corporation’s commercial loan portfolio, excluding covered loans, included a total of $200 million of loan modifications for the BPPR reportable segment and $4 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these commercial loan TDRs amounted to $4 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment as of September 30, 2010. The commercial loan TDRs in non-performing status for the BPPR and BPNA reportable segments as of September 30, 2010 amounted to $49 million and $4 million, respectively. The commercial loan TDRs were evaluated for impairment resulting in a specific reserve of $32.9 million for the BPPR reportable segment and $1.0 million for the BPNA reportable segment as of September 30, 2010.
Construction loans
As shown in Table K, non-performing construction loans decreased by $36.8 million from December 31, 2009 to September 30, 2010, resulting from a decrease in the BPNA reportable segment offset by an increase in the BPPR reportable segment. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 49.58% as of December 31, 2009 to 62.94% as of September 30, 2010, after considering a reduction of $424 million in construction loans held-in-portfolio, excluding covered loans. The ratio of non-performing construction loans to construction loans held-in-portfolio was 40.86% as of September 30, 2009.
There were 18 construction loan relationships greater than $10 million in non-performing status with an outstanding balance of $489 million as of September 30, 2010, mostly related to the Puerto Rico operations, compared with 22 construction loan relationships with an outstanding balance of $544 million as of December 31, 2009. As of September 30, 2009, there were 21 construction loan relationships with an outstanding balance of $524 million in non-performing status. The construction loans in non-performing status for both reportable segments are primarily residential real estate construction loans which have been adversely impacted by general market conditions, decreases in property values, oversupply in certain areas and reduced absorption rates.
Construction loans net charge-offs for the quarter ended September 30, 2010, compared with the same quarter in the previous year, decreased in both reportable segments. These declines were primarily related to particular construction borrowers for which charge-offs were recorded during the third quarter of 2009. Construction loan net charge-offs recorded during the third quarter of 2010 were mainly related to loans with specific reserves established in previous quarters. The construction loan portfolio is currently considered one of the higher-risk portfolios of the Corporation as it continues to be adversely impacted by depressed economic and real estate market conditions, particularly in Puerto Rico.

Management has identified construction loans considered impaired and has established specific reserves based on the value of the collateral. The allowance for loan losses corresponding to construction loans, excluding covered loans, represented 23.66% of that portfolio, excluding covered loans, as of September 30, 2010, compared with 19.79% as of December 31, 2009. The ratio of allowance to non-performing loans in the construction loans category was 37.59% as of September 30, 2010, compared with 39.92% as of December 31, 2009.
The BPPR reportable segment’s construction loan portfolio, excluding covered loans, totaled $884 million as of September 30, 2010, compared with $1.1 billion as of December 31, 2009 and $1.2 billion as of September 30, 2009. The significant increase in the ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, was influenced by the reduction in the construction loan portfolio balance. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment totaled $236 million or 26.74% of construction loans held-in-portfolio, excluding covered loans, as of September 30, 2010 compared to $215 million or 19.86%, respectively, as of December 31, 2009. The table that follows provides information on construction non-performing loans as of September 30, 2010, September 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and nine months ended September 30, 2010 and September 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPPR Reportable Segment:
Non-performing construction loans	$618,879	$604,610	$581,338	$618,879	$581,338
Non-performing construction loans to construction loans HIP, excluding covered loans	70.03%	55.86%	48.49%	70.03%	48.49%
Construction loan net charge-offs	$54,567		$64,216	$112,701	$136,103
Construction loans net charge-offs (annualized) to average construction loans HIP, excluding covered loans	23.62%		20.26%	15.10%	13.34%

The BPNA reportable segment construction loan portfolio totaled $416 million as of September 30, 2010, compared with $642 million as of December 31, 2009 and $683 million as of September 30, 2009. The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $71 million or 17.13% of construction loans held-in-portfolio as of September 30, 2010 compared to $126 million or 19.67%, respectively, as of December 31, 2009. The table that follows provides the credit quality information for the BPNA reportable segment’s construction loan portfolio.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPNA Reportable Segment:
Non-performing construction loans	$199,307	$250,327	$187,649	$199,307	$187,649
Non-performing construction loans to construction loans HIP	47.88%	38.99%	27.47%	47.88%	27.47%
Construction loan net charge-offs	$15,879		$31,724	$62,739	$81,180
Construction loan net charge-offs (annualized) to average construction loans HIP	13.31%		17.98%	15.32%	14.73%

The construction loan portfolio, excluding covered loans, included a total of $248 million worth of loan modifications for the BPPR reportable segment and $95 million for the BPNA reportable segment, which were considered TDRs as of September 30, 2010. The outstanding commitments for these construction loan TDRs as of September 30, 2010 amounted to $80 million for the BPPR reportable segment and $2 million for the BPNA reportable segment. The construction loan TDRs in non-performing status for the BPPR and BPNA reportable segments as of September 30, 2010 amounted to $248 million and $95 million, respectively. These construction loan TDRs were individually evaluated for impairment resulting in a reserve of $38 million for the BPPR reportable segment and $16 million for the BPNA reportable segment as of September 30, 2010.
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

Mortgage loans
Non-performing mortgage loans held-in-portfolio increased $158 million from December 31, 2009 to September 30, 2010, associated with the BPPR reportable segment, partially offset by a reduction in the BPNA reportable segment. Non-performing mortgage loans increased by $185 million from September 30, 2009 to September 30, 2010.
The decrease in the ratio of mortgage loan net charge-offs to average mortgage loans held-in-portfolio for the quarter ended September 30, 2010, compared with the same quarter in the previous year, which is shown in Table M, was mainly due to lower losses in the U.S. mainland non-conventional mortgage business. The BPPR reportable segment reported an increase in delinquencies when compared to the quarter ended September 30, 2009. The underwriting criteria and high reinstatement experience associated with the mortgage loans in Puerto Rico have helped to maintain losses at manageable levels. However, the mortgage business has continued to be negatively impacted by the depressed economic conditions in Puerto Rico as evidenced by the increased levels of non-performing loans.
The BPPR reportable segment’s mortgage loan portfolio totaled $3.4 billion as of September 30, 2010, compared with $3.1 billion as of December 31, 2009 and $3.0 billion as of September 30, 2009. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment totaled $38 million or 1.11% of mortgage loans held-in-portfolio, excluding covered loans, as of September 30, 2010 compared to $25 million or 0.79%, respectively, as of December 31, 2009. As of September 30, 2010, the mortgage loan TDRs for the BPPR’s reportable segment amounted to $148 million, of which $95 million were in non-performing status. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $3 million as of September 30, 2010. The table that follows provides information on mortgage non-performing loans as of September 30, 2010, September 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and nine months ended September 30, 2010 and September 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPPR Reportable Segment:
Non-performing mortgage loans	$480,614	$311,918	$295,640	$480,614	$295,640
Non-performing mortgage loans to mortgage loans HIP, excluding covered loans	13.98%	9.95%	9.79%	13.98%	9.79%
Mortgage loan net charge-offs	$5,102		$5,030	$14,543	$8,017
Mortgage loans net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans	0.63%		0.72%	0.62%	0.39%

The BPNA reportable segment mortgage loan portfolio totaled $1.3 billion as of September 30, 2010, compared with $1.5 billion as of December 31, 2009 and September 30, 2009. As compared to the quarter and nine months ended September 30, 2009, this portfolio has reflected more stable levels of non-performing loans and better performance in terms of losses. However, the volume of loan modifications and loans in the process of foreclosure continue to reflect the difficult economic conditions and languishing real estate values in the U.S. mainland.
The following table presents the credit quality indicators for the BPNA reportable segment’s mortgage loan portfolio.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPNA Reportable Segment:
Non-performing mortgage loans	$187,496	$197,748	$187,398	$187,496	$187,398
Non-performing mortgage loans to mortgage loans HIP	14.32%	13.49%	12.28%	14.32%	12.28%
Mortgage loan net charge-offs	$17,389		$29,291	$61,471	$82,086
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	5.21%		7.51%	5.90%	6.77%

BPNA’s non-conventional mortgage loan portfolio outstanding as of September 30, 2010 amounted to approximately $936.2 million with a related allowance for loan losses of $127 million, which represents 13.55% of that particular loan portfolio, compared with $1.1 billion with a related allowance for loan losses of $118 million or 11.16%, respectively, as of December 31, 2009. The Corporation is no longer originating non-conventional mortgage loans at BPNA. Net charge-offs for BPNA’s non-conventional mortgage loan portfolio totaled $14.4 million for the quarter ended September 30, 2010, resulting in a ratio of 6.02% of annualized net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended September 30, 2010, compared with $26.1 million and 9.30%, respectively, for the quarter ended September 30, 2009.
BPNA’s non-conventional mortgage loan portfolio reported, on a cumulative basis, a total of $205 million worth of loan modifications considered TDRs as of September 30, 2010, compared with $187 million as of December 31, 2009. As of September 30, 2010, BPNA’s non-conventional mortgage loan TDRs in non-performing status amounted to $71 million. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $59 million as of September 30, 2010, compared with a specific allowance for loan losses of $52 million as of December 31, 2009 for the BPNA reportable segment.
Consumer loans
Non-performing consumer loans remained relatively stable from December 31, 2009 to September 30, 2010, primarily as a result of a decrease of $3.2 million in the BPNA reportable segment, partially offset by an increase of $4.9 million in the BPPR reportable segment. The decrease in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. These portfolios have experienced improvements in delinquency levels, specifically as compared to 2009.
Non-performing consumer loans, excluding covered loans, decreased by $10 million from September 30, 2009 to September 30, 2010. This variance was the result of a decrease of $17 million in the BPNA reportable segment offset by an increase of $7 million in the BPPR reportable segment. The decrease in the BPNA reportable segment was mainly attributed to the improved performance in E-LOAN’s consumer loan portfolios. The increase in non-performing loans from September 30, 2009 to September 30, 2010 for the BPPR reportable segment was principally in auto loans due to current economic conditions.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio decreased mostly due to lower delinquencies in certain portfolios in the U.S. mainland and in Puerto Rico. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the BPPR reportable segment was mainly attributed to personal loans and credit cards.
The table that follows provides information on consumer non-performing loans as of September 30, 2010, September 30, 2009 and December 31, 2009, and net charge-offs information for the quarter and nine months ended September 30, 2010 and September 30, 2009 for the BPPR reportable segment.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30, 2009

BPPR Reportable Segment:
Non-performing consumer loans	$41,604	$36,695	$34,571	$41,604	$34,571
Non-performing consumer loans to consumer loans HIP, excluding covered loans	1.43%	1.19%	1.09%	1.43%	1.09%
Consumer loans net charge-offs	$34,058		$42,865	$100,026	$130,998
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans	4.62%		5.36%	4.46%	5.33%

The following table presents the credit quality indicators for the BPNA reportable segment’s consumer loan portfolio.

	For the quarters ended			For the nine months ended
	September	December	September	September	September
(Dollars in thousands)	30, 2010	31, 2009	30, 2009	30, 2010	30 2009

BPNA Reportable Segment:
Non-performing consumer loans	$24,302	$27,490	$41,421	$24,302	$41,421
Non-performing consumer loans to consumer loans HIP	2.88%	2.83%	4.01%	2.88%	4.01%
Consumer loan net charge-offs	$18,767		$33,726	$63,647	$106,718
Consumer loan net charge-offs (annualized) to average consumer loans HIP	8.67%		12.59%	9.38%	12.44%

As previously explained, the decrease in non-performing consumer loans for the BPNA reportable segment was attributed in part to E-LOAN’s home equity lines of credit and closed-end second mortgages. As of September 30, 2010, approximately $16 million or 3.55% of E-LOAN’s home equity lines of credit and closed-end second mortgages were in non-performing status, compared with $16 million or 2.89% as of December 31, 2009, and $29 million or 5.02%, respectively, as of September 30, 2009. As compared to 2009, these loan portfolios showed signs of improved performance due to significant charge-offs recorded in previous quarters improving the quality of the remaining portfolio, combined with aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $12.9 million or 10.88% of those particular average loan portfolios for the quarter ended September 30, 2010, compared with $25.0 million or 16.53%, respectively, for the quarter ended September 30, 2009. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of September 30, 2010 totaled $461 million with a related allowance for loan losses of $66 million, representing 14.35% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding as of December 31, 2009 totaled $539 million with a related allowance for loan losses of $95 million, representing 17.59% of that particular portfolio.
Other real estate
Other real estate represents real estate property acquired through foreclosure.
Other real estate not covered under loss sharing agreements with the FDIC increased by $43 million from December 31, 2009 to September 30, 2010, and included commercial and residential properties. With the slowdown in the real estate market caused primarily by persistent weak economic conditions in certain geographical areas, there has been a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the foreclosure process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of other real estate units on hand. The increase was partially offset by write-downs recorded in the fair value of the properties based on re-appraisals.
Other real estate covered under loss sharing agreements with the FDIC amounted to $78 million as of September 30, 2010 and is disclosed in a separate line item in the statement of condition in the accompanying consolidated financial statements. As part of the Westernbank FDIC-assisted transaction, the Corporation acquired that portfolio of other real estate properties, which were recognized at fair value less estimated costs to sell at the April 30, 2010 transaction date.

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
As indicated previously in this MD&A, the covered loans were recognized at fair value as of the April 30, 2010 acquisition date, which included the impact of expected credit losses and therefore, no allowance for credit losses was recorded as of such date. To the extent credit deterioration occurs after the date of acquisition, the Corporation would record an allowance for loan losses. Also, the Corporation would record an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements. Management determined that there was no need to record an allowance for loan losses on the covered loans as of September 30, 2010.
Tables N to P set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) as of September 30, 2010, December 31, 2009, and September 30, 2009 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.
TABLE N
Composition of the Allowance for Loan Losses as of September 30, 2010

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$107,318	$182,134	—	$62,039	—	$351,491
Impaired loans [1]	621,557	794,716	—	309,840	—	1,726,113
Specific ALLL to impaired loans	17.27%	22.92%	—	20.02%	—	20.36%

General ALLL	$405,053	$125,454	$14,302	$112,641	$235,053	$892,503

Loans held-in-portfolio, excluding impaired loans [1]	11,097,570	505,213	613,560	4,440,228	3,759,798	20,416,369
General ALLL to loans held-in-portfolio, excluding impaired loans	3.65%	24.83%	2.33%	2.54%	6.25%	4.37%

Total ALLL	$512,371	$307,588	$14,302	$174,680	$235,053	$1,243,994
Total loans held-in-portfolio [1]	11,719,127	1,299,929	613,560	4,750,068	3,759,798	22,142,482
ALLL to loans held-in-portfolio	4.37%	23.66%	2.33%	3.68%	6.25%	5.62%

[1]	Excludes covered loans from the Westernbank FDIC-assisted transaction. Covered loans did not require an allowance for loan losses as of September 30, 2010.

TABLE O
Composition of the Allowance for Loan Losses as of December 31, 2009

			Lease
(Dollars in thousands)	Commercial	Construction	Financing	Mortgage	Consumer	Total

Specific ALLL	$108,769	$162,907	—	$52,211	—	$323,887
Impaired loans	$645,513	$841,361	—	$186,747	—	$1,673,621
Specific ALLL to impaired loans	16.85%	19.36%	—	27.96%	—	19.35%

General ALLL	$328,940	$178,412	$18,558	$102,400	$309,007	$937,317

Loans held-in-portfolio, excluding impaired loans	$12,018,546	$883,012	$675,629	$4,416,498	$4,045,807	$22,039,492

General ALLL to loans held-in-portfolio, excluding impaired loans	2.74%	20.20%	2.75%	2.32%	7.64%	4.25%

Total ALLL	$437,709	$341,319	$18,558	$154,611	$309,007	$1,261,204
Total loans held-in-portfolio	$12,664,059	$1,724,373	$675,629	$4,603,245	$4,045,807	$23,713,113
ALLL to loans held-in-portfolio	3.46%	19.79%	2.75%	3.36%	7.64%	5.32%

TABLE P
Composition of the Allowance for Loan Losses as of September 30, 2009

(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total

Specific ALLL	$106,701	$171,031	—	$35,492	—	$313,224
Impaired loans	$619,544	$751,976	—	$167,863	—	$1,539,383
Specific ALLL to impaired loans	17.22%	22.74%	—	21.14%	—	20.35%

General ALLL	$266,563	$168,309	$24,609	$108,848	$325,848	$894,177
Loans held-in-portfolio, excluding impaired loans	$12,456,324	$1,130,093	$699,350	$4,379,509	$4,191,410	$22,856,686
General ALLL to loans held-in-portfolio, excluding impaired loans	2.14%	14.89%	3.52%	2.49%	7.77%	3.91%

Total ALLL	$373,264	$339,340	$24,609	$144,340	$325,848	$1,207,401
Total loans held-in-portfolio	$13,075,868	$1,882,069	$699,350	$4,547,372	$4,191,410	$24,396,069
ALLL to loans held-in-portfolio	2.85%	18.03%	3.52%	3.17%	7.77%	4.95%

As compared to December 31, 2009, the allowance for loan losses decreased by approximately $17 million. This decrease is the net result of a decrease in the BPNA reportable segment by $75 million offset by an increase of $58 million in the BPPR reportable segment. The increase in the allowance for loan losses for the commercial loan portfolio as of September 30, 2010 was mainly attributed to BPPR’s commercial real estate portfolio considering this market has been negatively impacted by the current economic situation in Puerto Rico. The construction loan portfolio continues to maintain the highest allowance coverage mainly due to the continued deterioration of economic and housing market conditions in Puerto Rico. The increase in the allowance for loan losses for mortgage loans from December 31, 2009 to September 30, 2010 was primarily related to the BPPR reportable segment influenced by the increasing level of delinquent mortgages and increasing loan modifications. The reduction in the allowance for loan losses for the consumer loan portfolio continues to be driven by more stable performance trends in certain portfolios in terms of non-performing loans and losses combined with portfolio reductions in the Puerto Rico and U.S. mainland operations.
The Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance were as follows:

	September 30, 2010		December 31, 2009		September 30, 2009
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$1,246.7	$351.5	$1,263.3	$323.9	$1,134.5	$313.2
No valuation allowance required	479.4	—	410.3	—	404.9	—

Total impaired loans	$1,726.1	$351.5	$1,673.6	$323.9	$1,539.4	$313.2

With respect to the $479 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required as of September 30, 2010, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $479 million impaired commercial and construction loans with no valuation allowance were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of September 30, 2010.
Average impaired loans during the quarters ended September 30, 2010 and 2009 were $1.7 billion and $1.5 billion, respectively. The Corporation recognized interest income on impaired loans of $5.2 million and $5.1 million for the quarters ended September 30, 2010 and 2009, respectively, and $14.5 million and $12.0 million, respectively, for the year-to-date periods ended September 30, 2010 and September 30, 2009.
The following tables set forth an analysis of the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended September 30, 2010 and September 30, 2009:

	For the quarter ended September 30, 2010
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total

Specific ALLL as of July 1, 2010	$132,753	$188,949	$61,737	$383,439
Provision for impaired loans	28,942	67,595	5,309	101,846
Less: Charge-offs	54,377	74,410	5,007	133,794

Specific ALLL as of September 30, 2010	$107,318	$182,134	$62,039	$351,491

	For the quarter ended September 30, 2009
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total

Specific ALLL as of July 1, 2009	$197,898	$85,608	$29,584	$313,090
Provision for impaired loans	59,814	41,004	7,743	108,561
Less: Charge-offs	86,681	19,911	1,835	108,427

Specific ALLL as of September 30, 2009	$171,031	$106,701	$35,492	$313,224

For the quarter ended September 30, 2010, total charge-offs for individually evaluated impaired loans amounted to approximately $133.8 million, of which $89.0 million pertained to the BPPR reportable segment and $44.8 million to the BPNA reportable segment. Most of these charge-offs were related to the commercial and construction portfolios. As compared to the quarter ended September 30, 2009, the increase in charge-offs for construction loans considered impaired was mainly associated to particular borrowers in the BPPR reportable segment. The specific reserves for these borrowers were established in prior quarters.

Given the challenging economic environment in Puerto Rico, the Corporation’s credit metrics for its Puerto Rico operations will remain under pressure in 2010, particularly real estate related assets. The U.S. operations have followed the general credit trends on the mainland demonstrating progressive improvement; nonetheless, credit quality continues to be closely monitored.
Other commitments to extend credit
Commercial letters of credit and standby letters of credit amounted to $19 million and $116 million, respectively, as of September 30, 2010; $13 million and $134 million, respectively, as of December 31, 2009; and $18 million and $162 million, respectively, as of September 30, 2009. In addition, the Corporation has commitments to originate mortgage loans amounting to $64 million as of September 30, 2010, $48 million as of December 31, 2009 and $55 million as of September 30, 2009.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $6.2 billion as of September 30, 2010, excluding the commitments to extend credit that pertain to the Westernbank acquired lending relationships, and $7.0 billion as of December 31, 2009 and September 30, 2009.
As of September 30, 2010, the Corporation maintained a reserve of approximately $8 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit unrelated to the acquired lending relationships from the Westernbank FDIC-assisted transaction, compared to $15 million as of December 31, 2009. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. The decrease in the reserve for unfunded commitments from December 31, 2009 to September 30, 2010 was primarily related to decreasing trends in funding rates in BPPR’s and BPNA’s commercial portfolios, and E-LOAN’s home equity lines of credit. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
As of September 30, 2010, the commitments to extend credit related to the Westernbank acquired lending relationships approximated $176 million. The acquired commitments to extend credit are covered under the loss sharing agreements with the FDIC, subject to FDIC approvals, limitations on the timing for such disbursements, and servicing guidelines, among various considerations. As indicated in Note 2 to the consolidated financial statements, on the April 30, 2010 acquisition date, the Corporation recorded a contingent liability for such commitments at fair value. As of September 30, 2010, that contingent liability amounted to $120 million and is recorded as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2009 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 29 to the consolidated financial statements.
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased an estimated 3.6% during fiscal year 2010. The unemployment rate in Puerto Rico has remained high at 16%, as of August 2010. The Puerto Rico economy continues to be challenged, primarily, by a housing sector that remains under pressure, contraction in the manufacturing sector and a fiscal deficit that constrains government spending.
The government recently enacted a housing-incentive law that puts into effect temporary measures, effective from September 1, 2010 through June 30, 2011, that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, exemption on long-term capital gain tax in future sale of new properties and no property taxes for five years on new housing, among others.
Several major projects are under consideration by the Puerto Rico Government in areas such as energy and road infrastructure. These are to be structured as public and private partnerships and are expected to generate economic activity as they are awarded and construction commences. There are also various hotel projects under development. Another positive development is the remaining disbursements under the American Recovery and Reinvestment Act of 2009 (“ARRA”), of which $3.2 billion or close to 48% had been disbursed as of June 30, 2010. The Puerto Rican economy is still vulnerable, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions.
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
As of September 30, 2010, the Corporation had $1.2 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $1 billion were outstanding as of September 30, 2010. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.
Furthermore, as of September 30, 2010, the Corporation had outstanding $238 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 9 and 10 to the consolidated financial statements for additional information. Of that total, $234 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.
As further detailed in Notes 9 and 10 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by GNMA. In addition, $523 million of residential mortgages and $292 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies as of September 30, 2010.

REGULATORY RISK
The Corporation is subject to regulations imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC. OFAC regulations impose restrictions on financial transactions by persons subject to those regulations with or involving targeted countries and persons, including Cuba, Burma/Myanmar, Iran and Sudan and persons and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons, or the SDN List. The Corporation has no business operations, subsidiaries or affiliated entities in the countries targeted by the OFAC regulations and it has procedures in place designed to identify transactions involving targeted countries and persons or entities on the SDN List. See additional information on Item 1A. Risk Factors included in this Form 10-Q.
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
There were no significant changes in other contractual obligations, such as purchase obligations, capital leases, and operating leases, or pension and postretirement liabilities, and uncertain tax positions as of September 30, 2010, when compared with December 31, 2009. Refer to Note 19 to the consolidated financial statements for information on commitments and guarantees.
As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on fluctuations in interest rates. These contracts are carried at fair value on the consolidated statements of condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions. The Corporation’s derivative activities have not changed significantly from December 31, 2009.
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
As of September 30, 2010, the Corporation serviced $4.1 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation may be required to repurchase the loan or reimburse for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the nine months ended September 30, 2010, the Corporation repurchased approximately $93 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property. Most claims associated with the residential mortgage loans subject to credit recourse provisions are settled by repurchases of delinquent loans. As of September 30, 2010, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $38 million (December 31, 2009 — $16 million; September 30, 2009 — $16 million). Refer to Note 19 to the consolidated financial statements for a description of the methodology followed to determine the recourse liability.
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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. As of September 30, 2010, the Corporation serviced $18.0 billion in mortgage loans, including the loans serviced with credit recourse. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds from mortgage loans foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. As of September 30, 2010, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $25 million. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
As of September 30, 2010, the Corporation established reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation is required to make certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not complied, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. The loans had been sold prior to 2009. As of September 30, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $35 million, which was included as part of other liabilities in the consolidated statement of condition. E-LOAN is no longer originating and selling loans, since the subsidiary ceased these activities during 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date as observed in the historical loan data. During the nine months ended September 30, 2010, E-LOAN charged-off approximately $8.8 million against this representation and warranty reserve associated with loan repurchases and indemnification or make-whole events (nine months ended September 30, 2009 — $13.2 million). Make-whole events are typically defaulted loans in which the investor attempts to recover through the collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation.
During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with various sales of assets by the discontinued operations of PFH. These sales were on a non-credit recourse basis. The agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnifications agreements outstanding as of September 30, 2010 are related principally to make-whole arrangements. As of September 30, 2010, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million (December 31, 2009 — $9 million; September 30, 2009 — $19 million). During the nine months ended September 30, 2010, the Corporation recorded charge-offs with respect to the PFH’s representation and warranty arrangements amounting to approximately $2.3 million (nine months ended September 30, 2009 - $1.2 million). The reserve balance as of September 30, 2010 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligations for defaulted loans within a short-term period, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations.
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
Refer to Note 21 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. As of September 30, 2010, approximately $6.3 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value are classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments. U.S. Treasury securities are valued based on yields that are interpolated from the constant maturity treasury curve. Obligations of U.S. Government sponsored entities are priced based on an active exchange market and on quoted prices for similar securities. Obligations of Puerto Rico, States and political subdivisions are valued based on trades, bid price or spread, two sided markets, quotes, benchmark curves, market data feeds, discount and capital rates and trustee reports. MBS and CMOs are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Refer to the Derivatives section below for a description of the valuation techniques used to value these instruments.

As of September 30, 2010, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). GNMA tax exempt mortgage-backed securities are priced using a local demand price matrix prepared from local dealer quotes, and other local investments such as corporate securities and local mutual funds which are priced by local dealers. MSRs, on the other hand, are priced internally using a discounted cash flow model which considers servicing fees, portfolio characteristics, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Additionally, the Corporation reported $651 million of financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2010, all of which were classified as Level 3 in the hierarchy.
Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $47 million as of September 30, 2010, of which $38 million were Level 3 assets and $9 million were Level 2 assets. These assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities is based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing is non-binding local broker quotes obtained from limited trade activity. Therefore, these securities are classified as Level 3.
During the quarter and nine months ended September 30, 2010, $113 million and $197 million, respectively, of tax-exempt FNMA and GNMA mortgage-backed securities were transferred out of Level 3 and into Level 2 as a result of a change in valuation methodology from an internally-developed matrix pricing to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and / or out of Level 1 during the quarter and nine months ended September 30, 2010. Refer to Note 21 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value as of September 30, 2010. Also, refer to the Critical Accounting Policies / Estimates in the 2009 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.
Trading Account Securities and Investment Securities Available-for-Sale
The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2010, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2010, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.
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
As of September 30, 2010, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $6.2 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. As of September 30, 2010, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $30 million and $225 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale are classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which are the securities that involved the highest degree of judgment, represent less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”), which amounted to $166 million as of September 30, 2010, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 12 to the consolidated financial statements.
Derivatives
Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation are classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter and nine months ended September 30, 2010, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.8 million and $2.4 million, respectively, recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $1.2 million and $1.8 million, respectively, resulting from the Corporation’s own credit standing adjustment and a gain of $0.4 million and a loss of $0.6 million, respectively, from the assessment of the counterparties’ credit risk.
Equity appreciation instrument
The fair value of the equity appreciation instrument issued to the FDIC was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The principal variables in determining the fair value of the equity appreciation instrument include the implied volatility determined based on the historical daily volatility of the Corporation’s common stock, the exercise price of the instrument, the price of the call option, and the risk-free rate. The equity appreciation instrument is classified as Level 2. The Corporation recognized non-interest income of $10.6 million and $35.0 million, respectively, during the quarter and nine months ended September 30, 2010 as a result of a decrease in the fair value of the equity appreciation instrument. The carrying amount of the equity appreciation instrument, which is recorded as other liability in the consolidated statement of condition, amounted to $17.5 million as of September 30, 2010.
Loans held-in-portfolio considered impaired under ASC Section 310-10-35 that are collateral dependent
The impairment is based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. Continued deterioration of the housing markets and the economy in general have adversely impacted and continue to affect the market activity related to real estate properties. These collateral dependent impaired loans are classified as Level 3 and are reported as a nonrecurring fair value measurement.
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
The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, a Market Risk Manager, who is part of the Risk Management Group, has been appointed to enhance and strengthen controls surrounding interest, liquidity, and market risks, and independently monitor and report adherence with established market and liquidity policies. The ALCO meets on a monthly basis and reviews various interest rate risk sensitivities, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2009 Annual Report are the same as those applied by the Corporation as of September 30, 2010.
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
Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, +/- 200 and + 400 basis points parallel ramps and +/- 200 basis points parallel shocks. Management also performs analyses to isolate and measure basis and prepayment risk exposures. The asset and liability management group also evaluates the reasonableness of assumptions used and results obtained in the monthly sensitivity analyses. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities, estimates on the duration of the Corporation’s deposits and interest rate scenarios.
The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2011. Under a 200 basis points rising rate scenario, projected net interest income increases by $44.0 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $69.5 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that as of September 30, 2010 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.
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
EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. Management has defined limits for the increases / decreases in EVE resulting from the shock scenarios. As of September 30, 2010, the Corporation was in compliance with these limits.
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
FDIC-assisted transaction
The Corporation’s total assets increased significantly from December 31, 2009 to September 30, 2010 because of the acquired loans in the Westernbank FDIC-assisted transaction. Management believes that the transaction will improve the Corporation’s net interest income, as it will generate more interest earned on the acquired loans than it will pay in interest on deposits and borrowings related to the acquisition with limited exceptions. The loans were initially recorded at estimated fair values. The estimated fair values of acquired loans on the acquisition date reflect an estimate of expected losses related to these assets. As a result, operating losses may be affected if loan losses exceed the losses reflected in the fair value of these assets at the acquisition date. In addition, to the extent that the stated interest rate on the acquired covered loans was not considered a market rate of interest at the acquisition date, appropriate adjustments to the acquisition-date fair value were recorded. These adjustments mitigate the risk associated with the acquisition of loans earning a below-market rate of return. As expressed in previous sections of this report, most of the covered loans will have an accretable yield. The accretable yield is the amount by which the undiscounted expected cash flows exceed the estimated fair value. The accretable yield includes the future interest expected to be collected over the remaining life of the acquired loans and the purchase premium or discount. The remaining life includes the effects of estimated prepayments, expected credit losses and adjustments to market liquidity and prevailing interest rates at acquisition date. For covered loans accounted for under ASC Subtopic 310-30, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, will require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, management must apply judgment to develop its estimates of cash flows for those covered loans given the impact of home price and property value changes, changing loss severities and prepayment speeds. Decreases in the expected cash flows will generally result in a charge to the provision for credit losses resulting in an increase to the allowance for loan losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans.
As indicated in the Westerbank FDIC-assisted transaction section in this MD&A, the equity appreciation instrument issued to the FDIC is recognized at fair value and added $35.0 million to non-interest income for the nine months ended September 30, 2010. The fair value of the equity appreciation instrument is estimated by determining a call option value using the Black-Scholes Option Pricing Model, and the value depends largely on variations of the Corporation’s current common stock price, its projected volatility and the remaining maturity of the instrument.
Foreign Exchange
The Corporation holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects would be included in the consolidated statements of operations.
As of September 30, 2010, the Corporation had approximately $35 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss), compared to an unfavorable adjustment of $41 million as of December 31, 2009 and September 30, 2009.
Popular, Inc. operates in Venezuela through its wholly-owned subsidiary EVERTEC DE VENEZUELA, C.A. On January 7, 2010, Venezuela’s National Consumer Price Index (“NCPI”) for December 2009 was released. The cumulative three-year inflation rates for both of Venezuela’s inflation indices were over 100 percent. The Corporation began considering Venezuela’s economy as highly inflationary as of January 1, 2010, and the financial statements of EVERTEC — Venezuela were remeasured as if the functional currency was the reporting currency as of such date. ASC Paragraph 830-10-45-11 defines a highly inflationary economy as one with a cumulative inflation rate of approximately 100 percent or more over a three-year period. Under ASC Topic 830, if a country’s economy is classified as highly inflationary, the functional currency of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. The unfavorable impact of remeasuring the financial statements of EVERTEC — Venezuela as of September 30, 2010, was approximately $1.8 million. Total assets for EVERTEC — Venezuela remeasured approximated $8.0 million as of September 30, 2010.
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
The Corporation obtains liquidity from both sides of the balance sheet as well as from off-balance-sheet activities. Liquid assets can be quickly and easily converted to cash at a reasonable cost, or are timed to mature when management anticipates a need for additional liquidity. The Corporation’s investment portfolio, including money markets such as fed funds sold and loans that can be pledged at the Federal Home Loan Bank (“FHLB”) and the investment portfolio currently not pledged to other counterparties in the repo market, are used to manage Popular’s liquidity needs. The Corporation’s banking subsidiaries also had established collateralized borrowing facilities at the Discount Window with the Federal Reserve Bank of New York (“Fed”) that can be used under stress scenarios. On the liability side, diversified sources of deposits and secured credit facilities provide liquidity to Popular’s operations. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, the Corporation’s funding sources are adequate.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the Fed. The Corporation has a significant amount of assets available for raising funds through these channels.
Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 68% of the Corporation’s total assets as of September 30, 2010 and 75% as of December 31, 2009. The decrease in the ratio of deposits to total assets from the end of 2009 to September 30, 2010 was directly related to the aforementioned Westernbank FDIC-assisted transaction. As shown in the Westernbank FDIC-assisted Transaction section of this MD&A, the acquired loans (book value prior to purchase accounting adjustments) exceeded substantially the assumed liabilities, and as such, the Corporation funded the acquisition by issuing a note to the FDIC. The FDIC retained substantially all of Westernbank’s brokered certificates of deposit, which for former Westernbank entity represented a major funding source for its earning assets.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. As of September 30, 2010, these borrowings consisted primarily of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction, FHLB borrowings, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and term notes. Refer to Note 16 to the consolidated financial statements for the composition of the Corporation’s borrowings as of September 30, 2010 and December 31, 2009. The most significant variance in the Corporation’s borrowings composition from December 31, 2009 to September 30, 2010 is primarily related to the note issued to the FDIC.
The composition of the Corporation’s financing to total assets as of September 30, 2010 and December 31, 2009 is included in Table Q.
TABLE Q
Financing to Total Assets

			% increase (decrease) from	% of total assets
	September 30,	December 31,	December 31, 2009 to	September 30,	December 31,
(Dollars in millions)	2010	2009	September 30, 2010	2010	2009

Non-interest bearing deposits	$5,371	$4,495	19.5%	13.2%	13.0%
Interest-bearing core deposits	15,883	14,983	6.0	38.9	43.1
Other interest-bearing deposits	6,486	6,447	0.6	15.9	18.6
Repurchase agreements	2,358	2,633	(10.4)	5.8	7.6
Other short-term borrowings	191	7	N.M.	0.4	—
Notes payable	5,143	2,649	94.1	12.6	7.6
Others	1,280	983	30.2	3.1	2.8
Stockholders’ equity	4,109	2,539	61.8	10.1	7.3

N.M. means not meaningful

Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, collateralized borrowings, unpledged investment securities, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the Discount Window of the Fed, and have a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities. Furthermore, during the nine months ended September 30, 2010, the BHCs made capital contributions to BPNA and BPPR amounting to $495 million and $600 million, respectively. BPNA has received capital contributions in order to ensure it maintains its well-capitalized status. The capital contribution to BPPR was done to strengthen its regulatory capital ratios upon executing the Westernbank FDIC-assisted transaction. As indicated previously, during the quarter ended June 30, 2010, BPPR issued a note to the FDIC as part of the consideration paid in the Westernbank FDIC-assisted transaction. As indicated in a previous section of this MD&A, during the third quarter of 2010, BPPR prepaid $2.1 billion of the outstanding balance of the note issued to the FDIC. Funds for the repayment were principally obtained from excess liquidity maintained in cash with the Fed, and to a lesser extent, a combination of proceeds from sales of investment securities with unrealized gains, FHLB advances and repurchase agreements. The note issued to the FDIC was selected for partial repayment because it resulted in more favorable economics for the Corporation than prepaying other of its liabilities, which entailed prepayment penalties. This FDIC obligation was also of sufficient size to permit the Corporation to deploy its excess liquidity.
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
The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits. In addition, the total loan portfolio is funded with deposits with the exception of the Westernbank acquisition which is partially funded with the note issued to the FDIC.
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
Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table I for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. As indicated in the glossary, for purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.3 billion, or 77% of total deposits, as of September 30, 2010, compared with $19.5 billion, or 75% of total deposits, as of December 31, 2009. Core deposits financed 61% of the Corporation’s earning assets as of September 30, 2010, compared to 60% as of December 31, 2009.

Certificates of deposit with denominations of $100,000 and over as of September 30, 2010 totaled $4.8 billion, or 17% of total deposits, compared to $4.7 billion, or 18%, as of December 31, 2009. Their distribution by maturity as of September 30, 2010 was as follows:

(In thousands)

3 months or less	$1,898,184
3 to 6 months	720,406
6 to 12 months	956,355
Over 12 months	1,203,366

$4,778,311

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. As of September 30, 2010 and December 31, 2009, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $1.7 billion and $1.9 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $693 million as of September 30, 2010 and $1.1 billion as of December 31, 2009. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and do not have any callable features. Refer to Note 16 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding. As indicated in the Operating Expenses section of this MD&A, the Corporation extinguished $180 million of FHLB advances borrowed by BPNA.
As of September 30, 2010, the banking subsidiaries had a borrowing capacity at the Fed’s Discount Window of approximately $2.7 billion, which remained unused as of that date. This compares to a borrowing capacity at the Fed discount window of $2.9 billion as of December 31, 2009, which was also unused. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral.
The Corporation incurred $9.7 million in prepayment penalties during the quarter ended September 30, 2010 on the cancellation of $180 million of FHLB advances and $54 million in public fund certificates of deposit as part of BPNA’s deployment of excess liquidity and as part of a strategy to increase margin in future periods.
As of September 30, 2010, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet its anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, during the foreseeable future and have sufficient liquidity resources to address a stress event.
Westernbank FDIC-assisted Transaction and Impact on Liquidity
Apart from the impact of the note issued to the FDIC that was described above, the Corporation’s liquidity is also impacted by the loan payment performance and reimbursements on the loss sharing agreements.
In the short-term, there may be a significant amount of the covered loans acquired in the FDIC-assisted transaction that will experience deterioration in payment performance, or will be determined to have inadequate collateral values to repay the loans. In such instances, the Corporation will likely no longer receive payments from the borrowers, which will impact cash flows. The loss sharing agreements will not fully offset the financial effects of such a situation. However, if a loan is subsequently charged off or written down after the Corporation exhausts its best efforts at collection, the loss sharing agreements will cover 80% of the loss associated with the covered loans, offsetting most of any deterioration in the performance of the covered loans.
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

Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The principal source of cash flows for the parent holding company during the second quarter of 2010 was the aforementioned capital issuance of $1.1 billion, which was completed primarily to strengthen the Corporation’s regulatory capital ratios in preparation for the Westernbank FDIC-assisted transaction, and proceeds from the sale of the ownership interest in EVERTEC during the third quarter of 2010. During the third quarter of 2010, the Corporation received $528.6 million, net of transaction costs and taxes, from the sale of EVERTEC. The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and trust preferred securities. The Corporation suspended the payment of dividends to common and preferred stockholders during 2009 as a result of dividend restrictions imposed by regulators and in order to conserve capital.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc.) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness are now minimal given that the PFH business was discontinued. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are at a level below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary have required the BHCs to contribute equity capital to BPNA to ensure that it meets the regulatory guidelines for “well-capitalized” institutions. In the event that additional capital contributions were necessary, management believes that the BHCs currently have enough liquidity resources to meet potential capital needs from BPNA in the ordinary course of business. As indicated previously, the BHCs made substantial capital contributions to the banking subsidiaries during the nine months ended September 30, 2010.
The maturities of the bank holding companies’ outstanding notes payable as of September 30, 2010 and December 31, 2009 are shown in the table below. These borrowings are principally unsecured senior debt (term notes) and junior subordinated debentures (trust preferred securities).

	September 30,		December 31,
(In thousands)	2010		2009

Year
2010	—		$2,000
2011	$3,675		353,675
2012	374,389		274,183
2013	3,000		3,000
2014	—		—
Later years	439,800		439,800
No stated maturity	936,000	[1]	936,000	[1]

Subtotal	$1,756,864		$2,008,658
Less: Discount	(496,678)	[1]	(512,350)	[1]

Total	$1,260,186		$1,496,308

[1]	Amounts are related to junior subordinated debentures associated with the trust preferred securities that were issued to the U.S. Treasury in August 2009.

The reduction in the maturity of unsecured senior debt from the 2011 maturity classification was the result of three events: (1) the exercise of a put option by the holder of $75 million in term notes during the quarter ended March 31, 2010 and (2) the extension of the maturity of $100 million in term notes from September 2011 to March 2012 based on modifications negotiated with the note holders during the quarter ended March 31, 2010, which set a fixed interest rate of 13%, and (3) the repurchase and cancellation in July 2010 of $175 million in term notes with interest that adjusted in the event of senior debt rating downgrades. These floating rate term notes had an interest rate of 9.75% over the 3-month LIBOR with a maturity date of September 2011.

The Corporation no longer has outstanding any term notes with rating triggers or in which the holders have the right to require the Corporation to purchase the notes prior to its contractual maturity.
The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources, new borrowings, and the cash inflows from the sale of the 51% ownership interest in EVERTEC completed in September 2010.
The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.
The Corporation’s short-term and long-term debt ratings and outlook by major rating agencies as of September 30, 2010 are presented in the table below.

As of September 30, 2010
Popular, Inc.
	Short-term	Long-term
	debt	debt	Outlook

Fitch	B	B	Positive
Moody’s	—	Ba1	Negative
S&P	C	B	Positive

In November 2010, Moody’s Investors Service downgraded the ratings of 10 large U.S. regional banks after reducing its government support assumptions for these entities. The affected entities, whose ratings were placed on review for possible downgrade on July 27, 2010, had benefited from Moody’s support assumptions since 2009. The rating of the Corporation’s banking subsidiary was reduced by one notch, to Baa3, which is investment grade. It was driven by Moody’s opinion that the likelihood of federal government support for banks in the event of stress, is less likely as signaled in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The ratings of the BHCs was not impacted by the ratings action.
The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries did have $18 million in deposits as of September 30, 2010 that are subject to rating triggers. As of September 30, 2010, the Corporation had repurchase agreements amounting to $229 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, and were collateralized with securities with a fair value of $242 million.
Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and credit ratings. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $84 million as of September 30, 2010, with the Corporation providing collateral totaling $98 million to cover the net liability position with counterparties on these derivative instruments.
In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $166 million as of September 30, 2010. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which included as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purports to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleges that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleges that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint seeks class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular, the underwriter defendants and the individual defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder),

Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.
On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purports to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of ERISA against Popular, certain directors, officers and members of plan committees, each of whom is alleged to be a plan fiduciary. The consolidated complaint alleges that the defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint seeks to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On June 21, 2010, plaintiffs filed a response to these objections. On July 9, 2010, with leave of the Court, Popular filed a reply to plaintiffs’ response. On September 30, 2010, the Court issued an order without opinion granting in part and denying in part the motion to dismiss and providing that the Court would issue an opinion and order explaining its decision. To date, no opinion has been issued. Discovery is ongoing in the ERISA case, and the parties have agreed to coordinate discovery with respect to common issues with discovery in the García and Hoff cases.
The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) have been brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and allege breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints seek a judgment that the action is a proper derivative action, an award of damages and restitution, and costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the Garcia action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. Discovery has now commenced in the Hoff and Garcia actions and is to proceed in coordinated fashion. At the Court’s request, the parties to the Hoff and Garcia cases discussed the prospect of mediation and have agreed to nonbinding mediation in an attempt to determine whether the cases can be settled.
The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Díaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The reconsideration motion is pending.
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
On October 7, 2010, a new putative class action suit for breach of contract and damages, captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s alleged fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. We intend to contend vigorously these claims.
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
Risks related to the Business Environment and our Industry
Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios
Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios may result in increased credit losses. As of September 30, 2010, approximately 6%, 53% and 21% of our loan portfolio not covered under the FDIC loss share agreements, consisted of construction, commercial and mortgage loans, respectively.
Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to reductions in value related to general economic conditions. In certain mainland markets like southern Florida, Illinois and California, we have been seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure the impairment based on the fair value of the collateral, if collateral dependent, which is derived from estimated collateral values, principally appraisal reports, that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.
Construction and commercial loans, mostly secured by commercial and residential real estate properties entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of September 30, 2010, commercial and construction loans secured by commercial and residential real estate properties, excluding loans covered under FDIC loss share agreements, amounted to $8.4 billion or 38% of the total loan portfolio, excluding covered loans.
During the nine months ended September 30, 2010, net charge-offs specifically related to values of properties securing our construction, commercial and mortgage loan portfolios totaled $175.4 million, $113.8 million and $76.0 million respectively. Continued deterioration on the fair value of real estate properties for collateral dependent impaired loans would require increases in the Corporation’s provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis included in this Form 10-Q.
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
Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we may record a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our current indemnification asset may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. Any increase in future loan losses could have a negative effect on our operating results.

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
The goodwill recorded in connection with the Westerbank FDIC-assisted transaction is preliminary and subject to revision for a period of one year following the April 30, 2010 acquisition date. Adjustments may be recorded based on additional information received after the acquisition date that may affect the fair value of assets acquired and liabilities assumed. Downward adjustments in the values of assets acquired or increases in values of liabilities assumed on the date of acquisition would increase the preliminary goodwill recorded.
Risks Related to the EVERTEC Sale Transaction
We sold 51% interest in our merchant acquiring and processing and technology business. The loss of income from the sale of the 51% interest could have an adverse effect on the Corporation’s earnings and future growth.
On September 30, 2010, we sold 51% majority interest in the Corporation’s merchant acquiring and processing and technology business and retained a 49% interest. We will have a reduction in revenues from the sold portion of the merchant acquiring and processing and technology business, which for the foreseeable future we do not expect will be offset by our participation in the earnings of EVERTEC, which will be adversely impacted by the amount of debt incurred in connection with the transaction.
We entered into a Master Services Agreement pursuant to which EVERTEC will provide services to the Corporation and its subsidiaries on an exclusive basis.
As part of the EVERTEC transaction, the Corporation entered into a Master Services Agreement pursuant to which EVERTEC will provide various processing and information technology services to the Corporation and its subsidiaries on an exclusive basis. As we now rely on a third party for the provision of these services, there can be no assurances that the quality of the services will be appropriate nor that the third party will continue to provide us with the necessary financial transaction processing and technology services.
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
We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the targets of U.S. economic sanctions and embargoes. If we or our subsidiaries or affiliates or EVERTEC are found to have failed to comply with applicable U.S. sanctions laws and regulations in these instances, we could be exposed to fines, sanctions and other penalties or other governmental investigations.
We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As U.S.-based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes. Failure to comply with these sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving countries or entities, and this could adversely affect the market for our securities.
For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. EVERTEC has also done this. These policies and procedures employ software to screen transactions for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties in identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.
In June 2010, EVERTEC discovered potential violations of the Cuban Assets Control Regulations (“CACR”), which are administered by OFAC, due to an oversight in which the screening parameters for two customers located in Haiti and Belize were not activated. EVERTEC initiated an internal review and submitted an initial voluntary self-disclosure to OFAC. We have agreed to indemnify EVERTEC for claims or damages related to the economic sanctions regulations administered by OFAC, including these potential violations of the CACR.
Separately, in September 2010 EVERTEC submitted an initial voluntary self-disclosure to OFAC regarding the processing of certain Cuba-related credit card transactions involving Costa Rica and Venezuela that it believed could not be rejected under governing local law and policies, but which nevertheless may have not been consistent with the CACR. The voluntary self-disclosure also covered the transmission, through EVERTEC’s Costa Rica subsidiary, of data relating to debit card payment initiated by people traveling in Cuba. We have agreed to indemnify EVERTEC for claims or damages related to these potential violations of the CACR. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2010 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs [a]

July 1 — July 31	—	—	—	6,774,016
August 1 — August 31	30,434	$2.76	30,434	6,743,582
September 1 — September 30	29,284	2.90	29,284	6,723,652

Total September 30, 2010	59,718	$2.83	59,718	6,723,652

[a]	Includes shares forfeited.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1	Second Amendment to Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.2	Third Amendment to Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated September 15, 2010 and filed on September 21, 2010).

2.3	Fourth Amendment to Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.1	Employment offer to Mr. Carlos J. Vázquez, as President of Banco Popular North America.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: November 9, 2010	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: November 9, 2010	By:	/s/ Ileana Gonzalez Quevedo
Ileana Gonzalez Quevedo
Senior Vice President & Corporate Comptroller