Form 10-K
period 2010-12-31
POPULAR INC
filed 2011-03-01
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34084
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416
Principal Executive Offices:
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (787) 765-9800
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock ($0.01 par value)	The NASDAQ Stock Market LLC
6.70% Cumulative Monthly Income Trust Preferred Securities	The NASDAQ Stock Market LLC
6.125% Cumulative Monthly Income Trust Preferred Securities	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $2,670,000,000 based upon the reported closing price of $2.68 on the NASDAQ Global Select Market on that date.
As of February 25, 2011, there were 1,023,110,458 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          (1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
          (2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 11, 2011.
Forward-Looking Statements
     The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (“Popular”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on Popular’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
     These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of, by their nature and which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:
•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes;
     Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part I, Item 3. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.
     All forward-looking statements included in this Form 10-K are based upon information available to Popular as of the date of this Form 10-K, and other than as required by law, including the requirements of applicable securities laws. We assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Page
PART I

Item 1 Business	4
Item 1A Risk Factors	23
Item 1B Unresolved Staff Comments	35
Item 2 Properties	35
Item 3 Legal Proceedings	36

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6 Selected Financial Data	41
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A Quantitative and Qualitative Disclosures About Market Risk	42
Item 8 Financial Statements and Supplementary Data	42
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A Controls and Procedures	42
Item 9A(T) Controls and Procedures	43
Item 9B Other Information	43

PART III

Item 10 Directors, Executive Officers and Corporate Governance	43
Item 11 Executive Compensation	43
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13 Certain Relationships and Related Transactions, and Director Independence	44
Item 14 Principal Accounting Fees and Services	44

PART IV

Item 15 Exhibits, Financial Statement Schedules	44
Signatures	45
EX-12.1
EX-13.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
POPULAR, INC.
ITEM 1.  BUSINESS
General
          Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $38.7 billion, total deposits of $26.8 billion and stockholders’ equity of $3.8 billion at December 31, 2010. At December 31, 2010, we ranked 38th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.
          We operate in two principal markets:
          • Puerto Rico: We provide retail and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries.
          • Mainland United States: We operate Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA.
          Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to the Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest in EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 49% ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.
          The sections that follow provide a description of significant transactions that impacted or will impact the Corporation’s current and future operations.
Significant Transactions During 2010
          Capital Raise.
          At the beginning of 2010, it was apparent that the FDIC was likely to take action against various Puerto Rico based commercial banks that were experiencing serious financial difficulties and were operating under cease and desist orders with their banking regulators, which actions could include placing the banks into an FDIC-administered receivership. Management decided that our participation in the consolidation of the Puerto Rico banking industry that would result from any such action was in our best interest, both in order to protect our leading market position and to potentially benefit from acquiring assets and liabilities at an attractive price and with FDIC assistance to mitigate the risk of credit losses. As a condition to allowing us to bid for and acquire a failed depository institution in Puerto Rico, the Federal Reserve Board and the FDIC required us to increase our Tier 1 capital by approximately $1.4 billion. As part of our capital plan agreed to with the FDIC and our primary regulators, during the second quarter of 2010, we completed a capital issuance of $1.15 billion through the sale and subsequent conversion into Common Stock of depositary shares representing interests in shares of contingent convertible perpetual non-cumulative preferred stock. This transaction resulted in the issuance of over 383 million additional shares of our Common Stock in May 2010 upon conversion. The net proceeds from the public offering amounted to $1.1 billion, after deducting the underwriting discount and offering expenses. This transaction strengthened the Popular’s capital base and facilitated our participation in an FDIC-assisted transaction. In addition, we agreed with our regulators that, if we were a successful bidder for a failed depository institution in an FDIC-assisted transaction, we would raise additional capital through the sale of assets or through the issuance of additional Tier 1 capital, or a combination thereof. The gain recorded from the EVERTEC transaction described below, together with the $1.1 billion capital raise, resulted in approximately $1.6 billion in additional Tier 1 capital, meeting the capital requirement agreed to with our regulators in order for us to participate and consummate the Westernbank FDIC-assisted transaction.
          Westernbank FDIC-Assisted Transaction.
          On April 30, 2010, BPPR acquired certain assets and assumed certain deposits and liabilities of Westernbank Puerto Rico, a Puerto Rico state-chartered bank headquartered in Mayaguez, Puerto Rico (“Westernbank”), from the FDIC in an FDIC-assisted transaction (the “Westernbank FDIC-assisted transaction”). Westernbank was a wholly-owned commercial bank subsidiary of W Holding Company, Inc. and operated through a network of 44 branches located throughout Puerto Rico. On May 1, 2010, Westernbank’s branches reopened as branches of BPPR; however, the physical branch locations and leases were not immediately acquired by BPPR. BPPR had the option to acquire, at fair market value, any bank premises that were owned, or any leases relating to bank premises held, by

Westernbank (including automated teller machine “ATMs” locations). Due to bank synergies, out of the 44 Westernbank branches, BPPR retained 12 branches and consolidated certain other branches with existing BPPR branches. The integration of Westernbank’s operations into BPPR was substantially completed by the end of the third quarter of 2010.
          Under the terms of the purchase and assumption agreement, excluding the effects of purchase accounting adjustments, BPPR acquired approximately $9.1 billion in assets, including approximately $8.6 billion in loans and other real estate owned (“OREO”), and assumed $2.4 billion of deposits of Westernbank. The deposits were acquired without a premium and the assets were acquired at a discount of 12.0% to the former Westernbank’s historic book value. The transaction increased our total assets and total deposits, excluding fair value adjustments, by 27% and 9%, respectively, as compared with balances at March 31, 2010. In connection with the transaction, BPPR issued a $5.8 billion five-year promissory note bearing interest at an annual rate of 2.50% (the “Purchase Money Note”) to the FDIC collateralized by certain loans and foreclosed real estate acquired by BPPR from the FDIC that are subject to loss sharing agreements. As part of the consideration for the transaction, we also issued an equity appreciation instrument in which the FDIC has the opportunity to obtain a cash payment from us for a period of one year from the date of the agreement. The equity appreciation instrument had a fair value of $52.5 million at April 30, 2010. In connection with the Westernbank FDIC-assisted transaction, the FDIC retained the majority of the investment securities, outstanding borrowings and substantially all of the brokered certificates of deposit of Westernbank.
          Simultaneously with the acquisition, BPPR entered into loss sharing agreements with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans and OREO, as long as BPPR complies with the requirements stipulated in them. We refer to the acquired assets subject to the loss sharing agreement collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will absorb 80% of losses with respect to the covered assets. The term of the single-family residential mortgage loss sharing agreement is 10 years, and under this agreement the reimbursable losses, computed monthly, are offset by any recoveries with respect to such losses. The term of the commercial loans loss sharing agreement is 8 years, comprised of a 5-year shared-loss period followed by a 3-year recovery period. During the 5-year shared-loss period, the FDIC will reimburse BPPR for 80% of losses, net of recoveries during each quarter. During the 3-year recovery period, BPPR will be required to reimburse the FDIC for 80% of all new recoveries attributable to commercial loans for which reimbursement had been granted during the shared-loss period. Any amounts payable by the FDIC to BPPR pursuant to the loss sharing agreements will be applied to reduce the outstanding principal balance of the Purchase Money Note.
          In addition, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (the “True-Up Measurement Date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment is recorded as a reduction in the fair value of the FDIC loss share indemnification asset. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $169 million. This estimated liability is accounted for as part of the indemnification asset.
          As a result of the Westernbank FDIC-assisted transaction, our total assets as of April 30, 2010 increased by $8.3 billion, principally consisting of a loan portfolio with an estimated fair value of $5.2 billion ($8.6 billion unpaid principal balance prior to purchase accounting adjustments) and a $2.3 billion FDIC loss share indemnification asset. Liabilities with a fair value of approximately $8.3 billion were recognized at the acquisition date, including $2.4 billion of assumed deposits, the Purchase Money Note and the equity appreciation instrument. The indemnification asset represents the portion of estimated losses covered by the loss sharing agreements between BPPR and the FDIC. We recorded goodwill of $87 million as part of the transaction.
          Refer to the Westernbank FDIC-assisted transaction section in the Annual Report and Note 3, “Business Combination”, to the consolidated financial statements for additional information on the Westernbank FDIC-assisted transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.
          Sale of EVERTEC.
          Until September 30, 2010, we operated a financial transaction processing and technology services business through our wholly-owned subsidiary EVERTEC, which constituted a separate reportable segment. EVERTEC provided transaction processing services in Puerto Rico, Florida, Venezuela, the Dominican Republic, El Salvador and Costa Rica, as well as internally serviced many of our subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC owns the ATH network connecting the ATMs of various financial institutions throughout Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands.
          We entered into a merger agreement, dated as of June 30, 2010, to sell a 51% interest in EVERTEC, including the merchant acquiring business of BPPR (the “EVERTEC transaction”), to funds managed by Apollo Management, L.P. (“Apollo”) in a leveraged buyout. In connection with the EVERTEC transaction, we and our subsidiaries completed an internal reorganization transferring certain intellectual property assets and interests in certain foreign subsidiaries to EVERTEC, including BPPR’s merchant acquiring business and TicketPop divisions. We retained EVERTEC’s operations in Venezuela and certain related contracts as an indirect wholly-owned subsidiary. We also retained equity interests in the processing businesses of Servicios Financieros, S.A. de C.V. (“Serfinsa”) and Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”). Under the terms of the merger agreement, we are required for a period of twelve months following the merger to continue to seek to sell our equity interests in such entities to EVERTEC, subject to complying with certain rights of first refusal in favor of the Serfinsa and CONTADO shareholders.
          On September 30, 2010, we completed the EVERTEC transaction. Following the consummation of the EVERTEC transaction, EVERTEC is now a wholly-owned subsidiary of Carib Holdings, Inc., a newly formed entity that is operated as a joint venture, with Apollo and us initially owning 51% and 49%, respectively, subject to pro rata dilution for certain issuances of capital stock to EVERTEC management. In connection with the leveraged buyout, EVERTEC issued financing in the form of unsecured senior notes and a syndicated loan (senior secured credit facility). We invested $35 million in senior unsecured notes issued by EVERTEC ($17.9 million, net of the intercompany elimination related to our 49% ownership interest), which bear interest at an annual fixed rate of 11% and mature in October 2018. Also, we provided financing to EVERTEC by acquiring $58.2 million of the syndicated loan ($29.7 million, net of intercompany eliminations).
          The EVERTEC transaction resulted in a net gain after taxes and transaction costs of approximately $531.0 million. The net cash proceeds received by us after transaction costs and taxes were approximately $528.6 million. The sale had a positive impact of approximately 2.19% on Tier 1 Common, 2.31% in Tier 1 Capital and Total Capital ratios, and of approximately 1.20% on Popular’s Tier 1 Leverage ratio.
          As part of the EVERTEC transaction, on September 30, 2010 we entered into certain ancillary agreements pursuant to which, among other things, EVERTEC will provide various processing and information technology services to us and our subsidiaries and gave BPPR access to the ATH network owned and operated by EVERTEC by providing various services, in each case for initial terms of fifteen years.
          Popular has agreed to indemnification obligations with respect to certain matters relating to the sale of a 51% interest in EVERTEC, subject to certain limitations and qualifications. For example, as described under the risk factor named “We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the targets of U.S. economic sanctions and embargoes. If we or our subsidiaries or affiliates or EVERTEC are found to have failed to comply with applicable U.S. sanctions laws and regulations in these instances, we could be exposed to fines, sanctions and other penalties or other governmental investigations,” Popular has agreed, in certain circumstances, to indemnify EVERTEC for claims or damages relating to potential violations described in that risk factor. In addition, Popular has agreed, in certain circumstances, to indemnify EVERTEC against claims and losses relating to intellectual property rights, including for certain tax attributes under Puerto Rican law related to certain intellectual property sold to EVERTEC.
          Refer to the EVERTEC transaction section in the Annual Report and Note 4, “Sale of Processing and Technology Business”, to the consolidated financial statements for additional information on the structure of the EVERTEC transaction.
Puerto Rico Business
          General.
          We offer in Puerto Rico a complete array of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $29.0 billion, deposits of $20.3 billion and stockholder’s equity of $2.5 billion at December 31, 2010. BPPR accounted for 75% of our total consolidated assets at December 31, 2010. BPPR has the largest retail franchise in Puerto Rico, with 185 branches and 624 ATMs. BPPR also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC.
          BPPR has the following two principal subsidiaries: Popular Auto, Inc., a vehicle and equipment financing, leasing and daily rental company, and Popular Mortgage, Inc., a mortgage loan company with 36 offices in Puerto Rico. In addition, BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects.
          Our Puerto Rico operations also include financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of Popular. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2010, Popular Securities had $287.5 million in total assets and $4.7 billion in assets under management.
          We offer insurance and reinsurance services through Popular Insurance, Inc., a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $21.9 million and $18.5 million, respectively, for the year ended December 31, 2010. We also own Popular Risk Services, Inc., an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.
          Lending Activities.
          All references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, excludes covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction which are covered under loss sharing agreements with the FDIC and loans held-for-sale. Non-covered loan portfolio also excludes loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $694.4 million at December 31, 2010.
          We concentrate our lending activities in the following areas:

(1) Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans in Puerto Rico were $6.7 billion as of December 31, 2010, and represented 48% of our total credit exposure. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration”.
(2) Construction. Construction loans are CRE loans to companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction loan portfolio primarily consists of retail, residential (land and condominiums), office and warehouse product types. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total construction loans in Puerto Rico were $168.4 million as of December 31, 2010, and represented 1% of our total credit exposure. BPPR is currently originating a limited amount of new construction loans.
(3) Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $572.8 million as of December 31, 2010, and represented 4% of our total credit exposure.
(4) Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also includes residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary market.

Total mortgage loans in Puerto Rico were $3.6 billion as of December 31, 2010, and represented 26% of our total credit exposure.
(5) Consumer. Consumer loans include personal loans, credit cards, home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. In this area, BPPR offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured. HELOCs includes both home equity loans and lines of credit secured by a first or second mortgage on the borrower’s residence, which allows customers to borrow against the equity in their homes. Real estate market values as of the time HELOCs are granted directly affect the amount of credit extended and, in addition, changes in these values impact our exposure to losses in this type of loan.

Total consumer loans in Puerto Rico were $2.9 billion as of December 31, 2010, and represented 21% of our total credit exposure.
          In January 2011, BPPR signed a non-binding letter of intent to sell approximately $500 million (book value) of construction and commercial real estate loans, approximately 75% of which are non-performing, to a newly created joint venture that will be majority owned by an unrelated third party for a purchase price equal to 47% of their unpaid principal balance as of December 31, 2010. The loans are part of a portfolio of approximately $603 million (book value) of construction, commercial real estate and land loans that were reclassified as loans held-for-sale as of December 31, 2010.
          As part of the transaction, BPPR will make a 24.9% equity investment in the venture. BPPR will also provide financing to the venture for the acquisition of the loans in an amount equal to 50% of the purchase price and certain closing costs. In addition, BPPR will provide financing to the venture to cover unfunded commitments related to certain construction projects (subject to customary conditions of construction draws) and to fund certain operating expenses of the venture. The transaction, which is subject to the completion of due diligence and the execution of definitive documentation, as well as customary closing conditions, is expected to close during the first quarter of 2011.

          Covered Loans.
          We refer to the loans acquired in the Westernbank FDIC-assisted transaction, except credit cards, as “covered loans” as BPPR will be reimbursed by the FDIC for a substantial portion of any future losses on such loans under the terms of the loss sharing agreements. Foreclosed other real estate properties are also covered under the loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (collectively, “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years, with additional recovery sharing for three years thereafter.
          Because of the loss protection provided by the FDIC, the risks of the covered loans are significantly different from other loans in our portfolio, thus we have determined to segregate them in our financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Covered loans are reported in loans exclusive of the estimated FDIC loss share indemnification asset. During the quarter ended December 31, 2010, retrospective adjustments were made to the estimated fair values of the covered loans to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by revisions in credit loss assumptions because of new information that became available. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset. Refer to Note 3, “Business Combination”, to the consolidated financial statements for additional information on the Westernbank FDIC-assisted transaction.
          Covered loans are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. If there is a decrease in expected cash flows on the covered loans accounted for under ASC Subtopic 310-30 (consisting of all covered loans except for revolving lines of credit) due to an increase in estimated credit losses compared to the estimate made at the April 30, 2010 acquisition date, we will record a charge to the provision for loan losses and an allowance for loan losses will be established. If there is an increase in inherent losses on the covered loans accounted for under ASC Subtopic 310-20 (consisting of revolving lines of credit), an allowance for loan losses will also be established to record the loans at their net realizable value. In both cases, a related credit to income and an increase in the FDIC loss share indemnification asset will be recognized at the same time, measured based on the loss share percentages described above.
          At December 31, 2010, covered loans totaled $4.8 billion, or 12% of assets.
Mainland United States Business
          General.
          Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular International Bank, Inc. (“PIB”) and an indirect wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2010, PNA had one principal subsidiary which was BPNA, a full service commercial bank incorporated in the state of New York.
          The banking operations of BPNA in the United States mainland are based in five states. The following table contains information of BPNA’s operations:

		Aggregate Assets	Total Deposits
State	Branches	($ in billions)	($ in billions)
New York	31	$2.6	$2.3
Illinois	13	1.1	1.1
California	24	2.8	1.6
Florida	20	1.6	1.2
New Jersey	8	.4	.4
          In addition, BPNA has a mortgage operation in Houston, Texas, principally servicing a non-conventional mortgage portfolio of approximately $594.4 million at December 31, 2010. This loan portfolio is in run-off since we discontinued new originations in this business line in 2008.

                    In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. At December 31, 2010, E-LOAN’s total assets amounted to $490.8 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $28.9 million at December 31, 2010. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker for issuing insurance across the BPNA branch network. Revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2010 totaled $6.3 million.
                    PIB operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.
                    Lending Activities.
                    We concentrate our lending activities in the following areas:
(1) Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans at BPNA were $4.7 billion as of December 31, 2010, and represented 70% of our total credit exposure.
(2) Construction. Construction loans are CRE loans to companies or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction loan portfolio primarily consists of retail, residential (land and condominiums), office and warehouse product types. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total construction loans at BPNA were $332.5 million as of December 31, 2010, and represented 5% of our total credit exposure. BPNA is not currently originating new construction loans.
(3) Lease Financings. Lease financings are primarily comprised of equipment lease financing. We exited this business in the U.S. mainland. The majority of the lease equipment financing portfolio was sold during the first quarter of 2009.

Total lease financings at BPNA were $30.2 million as of December 31, 2010, and represented less than one percent of our total credit exposure.

(4) Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also includes residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary market.

In response to current economic conditions, we exited the non-conventional mortgage market in the U.S. mainland.

Total mortgage loans at BPNA were $875 million as of December 31, 2010, and represented 13% of our total credit exposure. At that same date, BPNA had a non - conventional mortgage loan portfolio held-for-sale of $199.6 million.
(5) Consumer. Consumer loans include personal loans, credit cards, auto loans, HELOCs and other loans made by banks to individual borrowers. In this area, BPNA offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured.

As a result of our restructuring of the E-LOAN operations, described below, consumer loans continue to decrease as the remaining closed-end second mortgages and HELOCs originated through the E-LOAN platform continue to amortize, in addition to a reduction in the loan origination activity since E-LOAN no longer operates as a direct lender. Further contributing to the decrease in the consumer loan portfolio was the sale of the E-LOAN auto portfolio during the latter part of the second quarter of 2008.

Total consumer loans at BPNA were $808.1 million as of December 31, 2010, and represented 12% of our total credit exposure.
          On February 28, 2011, BPNA sold to an unrelated third party approximately $288 million (book value) of its approximately $396 million (book value) non-conventional mortgage portfolio classified as held-for-sale at December 31, 2010, for a purchase price of approximately $156 million, or 44% of their legal unpaid principal balance. BPNA is engaged in negotiations to sell the remaining portion of this portfolio to the same unrelated third party.
Credit Administration and Credit Policies
          Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2010, our credit exposure was centered in our $20.7 billion non-covered loan portfolio which represented 72% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.
          Business activities that expose us to credit risk are managed within the Board’s established limits that consider factors such as maintaining a prudent balance of risk-taking across diversified risk types and business units, compliance with regulatory guidance, controlling the exposure to lower credit quality assets, and limiting growth in, and overall exposure to, any product or risk segment where we do not have sufficient experience and a proven ability to predict credit losses.
          Our Credit Strategy Committee (“CRESCO”) is management’s top policy-making body with respect to credit-related matters and credit strategies. CRESCO reviews the activities of each subsidiary to ensure a proactive and coordinated management of credit granting, credit exposures and credit procedures. CRESCO’s principal functions include reviewing the adequacy of the allowance for loan losses and periodically approving appropriate provisions, monitoring compliance with charge-off policy, establishing portfolio diversification, yield and quality standards, establishing credit exposure reporting standards, monitoring asset quality, and approving credit policies and amendments thereto for the subsidiaries and/or business lines, including special lending approval authorities when and if appropriate. The analysis of the allowance adequacy is presented to the Risk Management Committee of the Board of Directors for review, consideration and ratification on a quarterly basis.
          We also have a Corporate Credit Risk Management Division (“CCRMD”). The CCRMD is a centralized unit, independent of the lending function. The CCRMD’s functions include identifying, measuring and controlling credit risk independently from the business units, evaluating the credit risk rating system and reviewing the adequacy of the allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”) and regulatory standards. The CCRMD also ensures that the subsidiaries comply with the credit policies and applicable regulations, and monitors credit underwriting standards. Also, the CCRMD performs ongoing monitoring of the portfolio, including potential areas of concern for specific borrowers and/or geographic regions.
          We have a Credit Process Review Group within the CCRMD, which performs annual comprehensive credit process reviews of several commercial, construction, consumer and mortgage lending groups in BPPR. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of commercial and construction loans and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit-granting process. Based on its findings, the Credit Process Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. In the U.S. mainland, the Credit Process Review Group evaluates the consumer and mortgage lending groups. CCRMD has contracted an outside loan review firm to perform the credit process reviews for the commercial and construction loan portfolios in the U.S. mainland operations. The CCRMD participates in defining the review plan with the outside loan review firm and actively participates in the discussions of the results of the loan reviews with the business units. The CCRMD may periodically review the work performed by the outside loan review firm. The CCRMD reports the results of the credit process reviews to the Risk Management Committee of our Board of Directors.
          We maintain comprehensive credit policies for all lines of business in order to mitigate credit risk. Our credit policies are ratified by our Board of Directors and set forth, among other things, underwriting standards and procedures for monitoring and evaluating loan portfolio quality. Our credit policies also require prompt identification and quantification of asset quality deterioration or potential loss in order to ensure the adequacy of the allowance for loan losses. Included in these policies, primarily determined by the amount, type of loan and risk characteristics of the credit facility, are various approval levels and lending limit constraints, ranging from the branch or department level to those that are more centralized.

          Our credit policies and procedures establish strict documentation requirements for each loan and related collateral type, when applicable, during the underwriting, closing and monitoring phases. During the initial loan underwriting process, the credit policies require, at a minimum, historical financial statements or tax returns of the borrower and any guarantor, an analysis of financial information contained in a credit approval package, a risk rating determination in the case of commercial and construction loans, reports from credit agencies and appraisals for real estate-related loans. We currently do not make “no doc” or “stated income” loans where there is no income or asset verification by the lender. The credit policies also set forth the required closing documentation depending on the loan and the collateral type.
          Although we originate most of our loans internally in both the Puerto Rico and mainland United States markets, we occasionally purchase or participate in loans originated by other financial institutions. When we purchase or participate in loans originated by others, we conduct the same underwriting analysis of the borrowers and apply the same criteria as we do for loans originated by us. This also includes a review of the applicable legal documentation. As December 31, 2010, loans originated internally accounted for 91% and 97%, respectively, of our loan portfolio for Puerto Rico and the United States mainland.
          Set forth below are the general parameters under which we analyze our major loan categories:
          Commercial and Construction: Commercial and construction loans are underwritten using a comprehensive analysis of the borrower’s operations, including the borrower’s business model, management, financial statements, pro-forma financial condition including financial projections, use of funds, debt service capacity, leverage and the financial strength of any guarantor. Most of our commercial and construction loans are secured by real estate and other collateral. A review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, is also conducted. Physical inspection of the collateral and audits of receivables is conducted when appropriate. Our credit policies provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral. Our loan-to-value limitations are, in certain cases, determined by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. Most CRE loans are originated with full recourse or limited recourse to all principals and owners. Non-recourse lending is limited to borrowers with very solid financial capacity.
          As of December 31, 2010, $4.0 billion, or 34%, of our total commercial and construction loans in Puerto Rico were secured by real estate, while in the United States mainland, these figures totaled $3.5 billion, or 29%, respectively.
          Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Credit reports are obtained and reconciled with the financial statements provided to us. Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, we generally define subprime loans as loans to borrowers with FICO scores below 660, but we also include in subprime loans certain portfolios, such as the U.S. non-conventional mortgage loan portfolio, due to other characteristics regardless of FICO scores.
          As of December 31, 2010, there was a reduced amount of interest-only loans in our consumer loans portfolio and $117.8 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have any adjustable rate mortgage loans in our Puerto Rico portfolio. In Puerto Rico, we offer a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% for the remaining term. This product also has more flexible underwriting standards, including terms up to 40 years, lower FICO scores and higher debt to income ratios. As of December 31, 2010, Popular had $261.5 million of these step loans.
          As of December 31, 2010, $3.7 billion, or 45%, of our total consumer loans in Puerto Rico were secured by real estate, as well as mortage loans. While in the United States mainland, these figures totaled $1.4 billion, or 17%, respectively. Lease financings are also secured.
          Loan extensions, renewals and restructurings
          Loans with satisfactory credit profiles can be extended, renewed or restructured. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and therefore are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.
          We evaluate various factors in order to determine if a borrower is experiencing financial difficulties. Indicators that the borrower is experiencing financial difficulties include, for example: (i) the borrower is currently in default on any of its debt; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) currently, the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the borrower forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a nontroubled debtor.
          Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court.
          Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan will continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR). Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after classified) and the loan yields a market rate.
          For a summary of our policy for placing loans on non-accrual status, refer to “Critical Accounting Policies / Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report. Credit risk management and credit quality are further discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report under “Credit Risk Management and Loan Quality,” “Non-Performing Assets” and “Allowance for Loan Losses.”
Business Concentration
          Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 39, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.
          Our loan portfolio is diversified by loan category. However, approximately 58% of our non-covered loan portfolio at December 31, 2010 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2010.

Loan category
(dollars in
millions)	BPPR	%	BPNA	%	Other	%	Popular, Inc	%
C&I	$2,828	20	$1,525	23	$33	92	$4,386	21
CRE	3,856	28	3,151	47			7,007	34
Construction	168	1	333	5			501	2
Leases	573	4	30				603	3
Consumer	2,898	21	808	12			3,706	18
Mortgage	3,647	26	875	13	3	8	4,525	22

Total	$13,970	100	$6,722	100	$36	100	$20,728	100

          Except for our exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. As of December 31, 2010, we had approximately $1.4 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $199 million were uncommitted lines of credit. Of the total credit facilities granted, $1.1 billion was outstanding as of December 31, 2010. Furthermore, as of December 31, 2010, we had $144.7 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of our investment securities portfolio.

          For further discussion of our loan portfolio and geographical concentration, see “Statement of Condition Analysis—Loan Portfolio” and “Credit Risk Management and Loan Quality—Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.
Evolution of Business During Financial Crisis
          Federal Assistance.
          During 2008, we were affected by the broad economic slowdown in the United States and the acceleration of the economic recession in Puerto Rico, our principal market, where the economy had entered into recession in the second quarter of 2006. Weaknesses in the real estate sector, a reduction of business activity in general and rising unemployment levels were leading to higher delinquencies, charge-offs and allowance for loan losses that adversely impacted our earnings. The economic downturn, coupled with an unprecedented crisis in the financial sector, in particular by lack of market confidence in well-known financial institutions, severely hindered the ability of financial institutions to raise financing and led to significant market instability and system-wide stress. These conditions led the U.S. Federal government to establish the Capital Purchase Program under the Troubled Asset Relief Program (“TARP”).
          Based on our deteriorating financial condition and unprecedented market instability, we considered it prudent to participate in the TARP Capital Purchase Program in order to strengthen our capital and liquidity position. In December 2008, we received $935 million from the U.S. Department of the Treasury (“U.S. Treasury”) as part of the TARP Capital Purchase Program in exchange for senior perpetual preferred stock and a warrant to purchase 20,932,836 shares of our Common Stock at an exercise price of $6.70 per share. The shares of preferred stock qualified as Tier 1 regulatory capital and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant was immediately exercisable, subject to certain restrictions, and has a 10-year term. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. The U.S. Treasury may not exercise voting power with respect to shares of Common Stock issued upon exercise of the warrant. Our participation in the TARP Capital Purchase Program made us subject to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).
          The TARP Capital Purchase Program gave us the opportunity to raise capital quickly and improve our liquidity position, at low cost, with limited shareholder dilution, at a time when the unprecedented market instability made it difficult, if not impossible, for us to raise capital. We have used proceeds from the TARP, together with other available moneys, to make capital contributions and loans to our banking subsidiaries to ensure they remain well-capitalized, and strengthen their ability to continue creditworthy lending in our home markets.
          Exchange Offer.
          During the first quarter of 2009, in light of the continued stressful financial conditions and the severely constrained ability of bank holding companies to raise additional capital in the markets, the U.S. Treasury, as part of the U.S. Government’s Financial Stability Plan, announced preliminary details of its Capital Assistance Program, or the “CAP.” To implement the CAP, the Federal Reserve Board, the Federal Reserve Banks, the FDIC and the Office of the Comptroller of the Currency commenced a review, referred to as the Supervisory Capital Assessment Program (the “SCAP”), of the capital of the 19 largest U.S. banking institutions. We were not included in the group of 19 banking institutions reviewed under the SCAP. On May 7, 2009, Federal banking regulators announced the results of the SCAP and determined that 10 of the 19 banking institutions were required to raise additional capital and to submit a capital plan to their Federal banking regulators by June 8, 2009 for their review.
          Even though we were not one of the banking institutions included in the SCAP, we closely assessed the announced SCAP results, particularly noting that (1) the SCAP credit loss assumptions applied to regional banking institutions included in the SCAP were based on a more adverse economic and credit scenario and (2) Federal banking regulators were focused on the composition of regulatory capital. Specifically, the regulators indicated that voting common equity should be the dominant element of Tier 1 capital and established a 4% Tier 1 common/risk-weighted assets ratio as a threshold for determining capital needs. Although the SCAP results were not applicable to us, they expressed general regulatory expectations.
          While we had been well capitalized based on a ratio of Tier 1 capital to risk-weighted assets, we believed that an improvement in the composition of our regulatory capital, including Tier 1 common equity, would better position us in a more adverse economic and credit scenario. As a result, in August 2009 we completed an exchange offer in order to increase our common equity capital to accommodate the more adverse economic and credit scenarios assumed under the SCAP as applied to regional banking institutions. With the exchange offer we issued 357.5 million new shares of Common Stock and increased our Tier 1 common equity by $1.4 billion. For more information about the exchange please refer to Note 22 —“Exchange Offers”, to the consolidated financial statements.
          In connection with the public exchange offer, we agreed with the U.S. Treasury to exchange the $935 million senior preferred stock issued to them pursuant to the TARP Capital Purchase Program for $935 million of newly issued perpetual trust preferred securities, with the same distribution rate as that of the preferred stock. On August 24, 2009, we completed this exchange with the U.S. Treasury. The trust preferred securities have a distribution rate of 5% until December 5, 2013 and 9% thereafter. The warrant initially issued to the U.S Treasury in connection with the issuance of the preferred stock in December 2008 remained outstanding without amendment and currently represents 2% of the Corporation’s Common Stock outstanding.
          Restructuring in the Mainland United States.
          In addition to our participation in the TARP Capital Purchase Program and the completion of the exchange offer, during 2008 and 2009, we carried out a series of actions designed to improve our U.S. operations, address credit quality, contain controllable costs, maintain well-capitalized ratios and improve capital and liquidity positions.
          During 2008, we carried out various restructurings plans for our operations in the U.S. mainland. The principal objectives of these plans were to discontinue the operations of Popular Financial Holdings, Inc. (“PFH”), the former holding company of Equity One, and to establish a leaner, more efficient U.S. business model at BPNA and E-LOAN, suited to present economic conditions, improving profitability in the short-term, increasing liquidity, lowering credit costs, and over time achieving a greater integration with corporate functions in Puerto Rico. As part of this plan, in November 2008 we completed the sale of approximately $1.2 billion in loan and servicing assets of PFH for a gross purchase price of approximately $730 million in cash. The sale resulted in a reduction of approximately $900 million in loans and mortgage servicing assets, providing Popular with more than $700 million in additional liquidity and significantly reducing Popular’s U.S. subprime assets. The proceeds from the PFH asset sales were used for repayment of debt.
          We also established a restructuring plan for BPNA, consisting of a number of initiatives grouped into three work streams: (1) branch network actions, (2) balance sheet initiatives, and (3) general expense reductions. As part of the branch network actions, BPNA reduced its number of branches to 99 from 139. These branches were selected based on the fact that they ranked lowest within BPNA’s network in both current profitability and potential for growth. Branch actions were distributed across all regions, including California, New Jersey/New York, Florida, Illinois and Texas. The balance sheet initiatives aimed to significantly downsize or exit asset-generating businesses that are not relationship-based and/or whose profitability was severely impacted by the prevailing credit and economic conditions. As part of this initiative, BPNA exited certain businesses including, among the principal ones, those related to the origination of non-conventional mortgages, equipment lease financing, and construction financing. The Corporation holds the existing related businesses portfolio in a run-off mode. Also, as part of the BPNA restructuring plan, we downsized the following businesses: business banking, SBA lending, and consumer/mortgage lending. The general expense reduction initiative was targeted to capture cost savings in the support functions directly related with the reductions in the branch network and lending businesses, as well as to identify additional opportunities to cut discretionary expenses, such as professional fees, traveling and other expenses. The BPNA restructuring plan contemplated greater integration with corporate functions in Puerto Rico. The restructuring of the U.S. operations has resulted in a reduction of headcount from approximately 2,301 full-time equivalents(“FTEs”) as of December 31, 2008 to 1,393 FTEs as of December 31, 2010.
          In addition, we established a restructuring plan for E-LOAN. This plan involved E-LOAN ceasing to operate as a direct lender, an event that occurred in late 2008. E-LOAN continues to market deposit accounts under its name for the benefit of BPNA and offer loan customers the option of being referred to a trusted consumer lending partner. As part of the E-LOAN restructuring plan, all operational and support functions were transferred to BPNA, eliminating E-LOAN’s workforce.
          Most of these plans were successfully completed at the end of 2009.
          Restructuring in Puerto Rico.
          During 2009 and 2010, we have also carried out a series of actions to improve our Puerto Rico operations, credit quality and profitability. During 2009, we implemented cost-cutting measures such as the reduction in hiring and pension plan freezes, and the suspension of matching contributions to retirement plans. The total number of FTEs has gone from 6,244 as of December 31, 2008, to 5,894 as of December 31, 2009 and 5,743 as of December 31, 2010 (excluding the 820 FTEs of Westernbank we had hired as of December 31, 2010).
Competition
          The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The Puerto Rico market is dominated by locally based commercial banks with assets between $3 million and $27 billion as of December 31, 2010, such as ourselves, and a few large U.S. and foreign banks. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to the Westernbank FDIC-assisted transaction, providing for the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. This development could result in some of our competitors gaining greater resources, such as a broader range of products and services. As of December 31, 2010, there were 11 commercial banks operating in Puerto Rico.
          We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage houses, mortgage companies, insurance companies, credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. Some of these competitors are significantly larger than us and have lower cost structures and many have fewer regulatory constraints.
          In the United States, our competition is primarily from community banks operating in our footprint together with the national banking institutions. These include institutions with much more resources than we have that can exert substantial competitive pressure.
          In both Puerto Rico and the United States, the primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, and the level of service delivered. We must compete effectively along all these parameters to be successful. We may experience pricing pressure as some of our competitors seek to increase market share by reducing prices. Competition is particularly acute in the market for deposits, where pricing is very aggressive. Increased competition could require that we increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.
          Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross-marketing, or providing personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our market place by providing a high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in our primary service areas.
Employees
          At December 31, 2010, we employed 8,277 FTEs. None of our employees is represented by a collective bargaining group.
Financial Information About Segments
          Our corporate structure consists of two reportable segments — BPPR and BPNA. These reportable segments pertain only to our continuing operations. A “Corporate” group has been defined to support the reportable segments. As a result of the EVERTEC transaction, the operations of EVERTEC, which were considered a reportable segment, as well as the merchant acquiring business and TicketPop divisions that were part of the BPPR reportable segment, were reclassified under the Corporate Group. We retrospectively adjusted the information for all prior periods to conform to the 2010 presentation.
          Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
          For further information about our segments, see “Reportable Segment Results” on page 36 of the Annual Report and Note 39, “Segment Reporting” to the consolidated financial statements included in the Annual Report.
Financial Information About Geographic Areas
          Our revenue composition by geographical area is presented in Note 39, “Segment Reporting” to the consolidated financial statements included in the Annual Report.
          The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic and El Salvador and other long-lived assets located in Venezuela (for 2008 and 2009 also includes other long-lived assets located in Costa Rica and the Dominican Republic). The increase in long-lived assets of Puerto Rico was mainly the result of the 49% equity investment in EVERTEC, as described under the caption “Sale of EVERTEC”.

Long-lived assets	2010	2009	2008 (1)
Puerto Rico
Premises and equipment	$480,956,598	$510,942,979	$536,537,661
Goodwill	245,310,245	198,198,643	197,482,201
Other intangible assets	41,228,896	21,625,346	27,200,260
Investments under the equity method	214,180,068	20,880,882	20,637,865

	$981,675,807	$751,647,850	$781,857,987

United States
Premises and equipment	$62,215,749	$67,256,684	$77,480,869
Goodwill	402,076,816	402,076,816	404,236,423
Other intangible assets	15,804,982	18,985,694	22,626,573
Investments under the equity method	12,643,010	16,965,759	17,372,488

	$492,740,557	$505,284,953	$521,716,353

Foreign Countries
Premises and equipment	$2,280,151	$6,654,245	$6,788,371
Goodwill	—	4,073,110	4,073,107
Other intangible assets	—	179,924	220,301
Investments under the equity method	72,361,999	61,925,135	54,401,304

	$74,642,150	$72,832,414	$65,483,083

(1)	Does not include long-lived assets of the discontinued operations as of December 31, 2008.
Regulation and Supervision
          Described below are the material elements of selected laws and regulations applicable to Popular, PIB, PNA and their respective subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.
          On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930’s. A few provisions of the Dodd-Frank Act are effective immediately, with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules within 18 months of the enactment of the Dodd-Frank Act. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, for example, restrict the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and/or operating flexibility, require significant adjustments in our internal business processes, and/or require us to maintain our regulatory capital at levels above historical practices.
General
          Popular, PIB and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, the activities of bank holding companies and their non-banking subsidiaries have been limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless such activities were found by the Federal Reserve Board to be closely related to banking. Popular, PIB and PNA have elected to be treated as financial holding companies under the BHC Act. Bank holding companies that qualify as “financial holding companies” may engage in a broader range of non-banking activities, subject to certain conditions. BPPR and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of BPPR, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and in the case of BPNA, the Federal Reserve Board and the New York State Banking Department.
          Title I of the Dodd-Frank Act imposes heightened prudential requirements on “systemically significant institutions,” currently defined to include, among others, all bank holding companies with at least $50 billion in total consolidated assets. The heightened prudential standards include more stringent risk-based capital, leverage, liquidity and risk-management requirements than those applied to other bank holding companies. In addition, covered bank holding companies must prepare and file resolution plans (so-called “living wills”) and credit exposure reports and limit their aggregate credit exposures (broadly defined) to any unaffiliated company to 25 percent of the capital stock and surplus. The Federal Reserve Board and the Financial Stability Oversight Council (created under Title I) will also have the discretion to require these companies to limit their short-term debt, to issue contingent capital instruments and to provide enhanced public disclosure.
          Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring certain financial companies with assets in excess of $10 billion. In addition, effective on July 21, 2011 (the “Transfer Date”), Section 604 of the Dodd-Frank Act adds a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets.
          As of December 31, 2010, Popular had total consolidated assets of $38.7 billion.
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
          The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and BPNA, but they are not directly applicable to holding companies such as Popular, PIB and PNA, which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it may take appropriate action at the holding company level based on its assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.
          Section 202(g) of the Dodd-Frank Act requires the Comptroller General to conduct a study of the implementation of the prompt corrective action provisions by the federal banking agencies and make recommendations to make them a more effective tool. The Comptroller General must submit a report to the Financial Stability Oversight Council on the results of the study before July 21, 2011. Within six months after receiving such report, the Financial Stability Oversight Council must report to the Congressional Banking Committees on actions taken in response to the report, including any recommendations made to the federal banking agencies.
Transactions with Affiliates
          BPPR and BPNA are subject to restrictions under Section 23A of the Federal Reserve Act that limit the amount of extensions of credit and certain other “covered transactions” (as defined in Section 23A) between BPPR or BPNA, on the one hand, and Popular, PIB, PNA or any of our other non-banking subsidiaries, on the other, and that impose collateralization requirements on such credit extensions. A bank may not engage in any covered transaction if the aggregate amount of the bank’s covered transactions with that affiliate would exceed 10% of the bank’s capital stock and surplus or the aggregate amount of the bank’s covered transactions with all affiliates would exceed 20% of the bank’s capital stock and surplus. In addition, Section 23B of the Federal Reserve Act requires that any transaction between BPPR or BPNA, on the one hand, and Popular, PIB, PNA or any of our other non-banking subsidiaries, on the other, be carried out on an arm’s length basis.
Source of Financial Strength
          Under the Federal Reserve Board’s Regulation Y, a bank holding company such as Popular, PIB or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and BPNA are currently the only insured depository institution subsidiaries of Popular, PIB and PNA.
          Section 616 of the Dodd-Frank Act obligates the Federal Reserve Board to require bank holding companies to serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. The source-of-strength amendments in Section 616 take effect on July 21, 2011, and the appropriate federal banking agencies must jointly adopt implementing regulations by that date. Prior to the Dodd-Frank Act, there was no explicit authority in the BHC Act for the source of strength provision in the Federal Reserve Board’s Regulation Y.
Dividend Restrictions
          The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2010, BPPR could have declared a dividend of approximately $78 million. BPNA could not declare any dividends without the approval of the Federal Reserve Board.
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
          Under the American Jobs Creation Act of 2004, subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other “foreign” corporations.
          See “Puerto Rico Regulation - General” below for a description of certain restrictions on BPPR’s ability to pay dividends under Puerto Rico law.
FDIC Insurance
          BPPR and BPNA are subject to FDIC deposit insurance assessments. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) created a single DIF, increased the maximum amount of FDIC insurance coverage for certain retirement accounts, and provided for possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January

1, 2007, the FDIC imposed insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose.
          The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Section 335 of the Dodd-Frank Act makes permanent the $250,000 standard maximum limit for federal deposit insurance and provides unlimited federal deposit insurance protection for non-interest bearing transaction accounts that are payable on demand at insured depository institutions from December 31, 2010, until January 1, 2013.
          Section 334 of the Dodd-Frank Act eliminates the ceiling on the size of the DIF (1.5 percent of estimated insured deposits prior to the enactment of the Dodd-Frank Act). Section 334 also raises the statutorily required floor for the DIF from 1.15 percent of estimated insured deposits to 1.35 percent of estimated insured deposits, or a comparable percentage of the revised assessment base required by the Dodd-Frank Act, which is based on average total assets less average tangible equity. Section 334 requires the FDIC to take the steps necessary for the Deposit Insurance Fund to meet this revised reserve ratio by September 30, 2020.
          On October 19, 2010, the FDIC adopted a new Federal Deposit Insurance Corporation Restoration Plan (the “Restoration Plan”) for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by Section 334 of the Dodd-Frank Act. Under the Restoration Plan, the FDIC has foregone the uniform three-basis point increase in initial assessment rates previously scheduled to take place on January 1, 2011. On December 14, 2010, the FDIC adopted a final rule, which became effective on January 1, 2011, to set the DIF’s designated reserve ratio at 2% of estimated insured deposits.
          As required by Sections 331 and 332 of the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule relating to deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, dividends, and large bank pricing methodology, which will become effective on April 1, 2011. According to the final rule, the assessment base for an insured depository institution is the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. Currently (until April 1, 2011), only deposits payable in the United States are included in determining the premium paid by an institution. In addition, Section 332 of the Dodd-Frank Act continued the FDIC’s authority to declare dividends when the DIF reserve ratio at the end of calendar year is at least 1.5%, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. Pursuant to this authority, the final rule suspends dividends indefinitely whenever the DIF reserve ratio exceeds 1.5% to increase the probability that the DIF reserve ratio will reach a level sufficient to withstand a future crisis. In lieu of dividends, the final rule adopts progressively lower assessment rate schedules when the reserve ratio exceeds 2% and 2.5%.
          The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2011 was 1.02 cents per $100 of deposits.
          As of December 31, 2010, we had a DIF average total assets less average tangible equity assessment base of approximately $35 billion.
Brokered Deposits
          FDIA governs the receipt of brokered deposits. Section 29 of FDIA and the regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. Popular does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of BPPR and BPNA.
Capital Adequacy
          Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 capital to total assets, less goodwill and certain other intangible assets (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. See Consolidated Financial Statements, Note 25 “Regulatory Capital Requirements” on pages 168 and 170 for the capital ratios of Popular, BPPR and BPNA. Failure to meet capital guidelines could subject Popular and our depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “ - Prompt Corrective Action”.
          Section 171 of the Dodd-Frank Act (the “Collins Amendment”), which became effective on July 22, 2010, will have a significant impact on current capital requirements for bank holding companies, because it requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment will exclude trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Prior to the Collins Amendment, trust preferred securities (in addition to, among others, common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries) can be included in Tier 1 capital for bank holding companies, provided that not more than 25% of qualifying Tier 1 capital may consist of non-cumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements.
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
          At December 31, 2010, Popular had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2010, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the EESA. The Collins Amendment includes an exemption from the phase-out provision that applies to these capital securities because they were issued prior to October 4, 2010.
          In 2004, the Basel Committee on Banking Supervision (the “Basel Committee”) published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active or “core” banking organizations (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to. The advanced approaches rules establish a series of transitional floors to provide a smooth transition to the advanced approaches rules and to limit temporarily the amount by which a banking organization’s risk-based capital requirements could decline relative to the general risk-based capital rules over a period of at least three years following completion of a satisfactory parallel run.
          As required by the Collins Amendment, on December 14, 2010, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC issued a joint notice of proposed rulemaking relating to risk-based capital standards. In particular, the agencies proposed to revise the advanced approaches rules by replacing the transitional floors in the advanced approaches rule with a permanent floor equal to the Tier 1 and total risk-based capital requirements under the current generally applicable risk-based capital rules.
          On December 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, released its final framework for strengthening international capital and liquidity regulation (“Basel III”). The implementation of the Basel III final capital framework will commence January 1, 2013. On that date, banks will be required to meet the following minimum capital ratios: 3.5% common equity Tier 1 (“CET1”) to risk-weighted assets; 4.5% Tier 1 capital to risk-weighted assets; and 8.0% total capital to risk-weighted assets. When fully phased in on January 1, 2019, banks will be required to maintain: a minimum 4.5% CET1 to risk-weighted assets, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); a minimum 6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); and a minimum 8.0% total capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5%); a minimum leverage ratio of 3%; and a “countercyclical capital buffer,” generally to be imposed when regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).
          The Basel III final capital framework provides for a number of new deductions from and adjustments to CET1, the implementation of which will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
          The Basel III final liquidity framework requires banks to comply with two measures of liquidity risk exposure: the “Liquidity Coverage Ratio,” or “LCR”, based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days”, which must be at least 100%; and the “Net Stable Funding Ratio,” or “NSFR,” calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding,” which must be at least 100%. Although the Basel Committee has not asked for additional comment on the LCR and NSFR, both are subject to observation periods and transitional arrangements, with the Basel III liquidity framework providing that revisions to the LCR will be made by mid-2013, and the LCR will be introduced as a requirement on January 1, 2015; and revisions to the NSFR will be made by mid-2016, and the NSFR will be introduced as a requirement on January 1, 2018.
          The ultimate impact of the new capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. However, a requirement that Popular and our depository institution subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, could significantly affect our financial condition, operations, capital position and ability to pursue business opportunities.
Interstate Branching
          Section 613 of the Dodd-Frank Act amended the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) to authorize national banks and state banks to branch interstate through de novo branches. This section became effective on July 22, 2010. Prior to the enactment of the Dodd-Frank Act, the Interstate Banking Act provided that states may make an “opt-in” election to permit interstate branching through de novo branches. A majority of states did not opt-in. Section 613 of the Dodd-Frank Act eliminated such required “opt-in” election. For purposes of the Interstate Banking Act, BPPR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks.
The Gramm-Leach-Bliley Act
          The Gramm-Leach-Bliley Act allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking financial activities than is permissible for bank holding companies that fail to meet those standards, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies. In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above), and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” In addition, Section 606 of the Dodd-Frank Act requires that a bank holding company that is a financial holding company and therefore may engage in the expanded financial activities authorized by the Gramm-Leach-Bliley Act be and remain well-capitalized and well managed. Popular, PIB and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company that is not a financial holding company, the company fails to continue to meet any of the capital or managerial requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
Anti-Money Laundering Initiative and the USA PATRIOT Act
          A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) strengthened the ability of the U.S. government to help prevent, detect and prosecute international money laundering and the financing of terrorism. Title III of the USA PATRIOT Act imposed significant compliance and due diligence obligations, created new crimes and penalties and expanded the extra-territorial jurisdiction of the United States. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution.
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
Interchange Fees Regulation
          Section 1075(a) of the Dodd-Frank Act added a new Section 920 of the Electronic Fund Transfer Act, which gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged by payment card issuers for electronic debit transactions, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention. On December 28, 2010, the Federal Reserve Board issued a notice of proposed rulemaking establishing, among other things, standards for assessing whether the amount of an interchange fee charged by a payment card issuer or network is reasonable and proportional to the actual cost incurred by the issuer or network with respect to an electronic debit transaction and for making adjustments to such fees to take into account the costs of fraud prevention.

Consumer Financial Protection Act of 2010
          Title X of the Dodd-Frank Act, also known as the “Consumer Financial Protection Act of 2010” or “CFPA,” creates a new consumer financial services regulator, the Bureau of Consumer Financial Protection (the “Bureau”), which will assume most of the consumer financial services regulatory responsibilities currently exercised by federal banking regulators and other agencies. The Bureau’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The Bureau will also have the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.
Office of Foreign Assets Control Regulation
          The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Puerto Rico Regulation
          As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).
          Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2010, BPPR was in compliance with the statutory reserve requirement.
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
          Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by collateral. If a bank is authorized to establish one or more bank branches in a state of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches from the reserve requirements of Section 16. Pursuant to an order of the Federal Reserve Board dated November 24, 1982, BPPR has been exempted from the reserve requirements of the Federal Reserve System with respect to deposits payable in Puerto Rico. Accordingly, BPPR is subject to the reserve requirements prescribed by the Banking Law.
          Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2010, the legal lending limit for the Bank under this provision was approximately $212.5 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
          Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and originating and servicing mortgage loans. BPPR engages in these activities through its wholly-owned subsidiaries, Popular Auto, Inc. and Popular Mortgage, Inc., respectively. Both companies are organized and operate in Puerto Rico.

Available Information
          We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.
          We have adopted a written code of ethics that applies to all directors, officers and employees of Popular, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Ethics is available on our corporate website, www.popular.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.
          All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.
ITEM 1A. RISK FACTORS
          Popular, like other financial institutions, faces a number of risks inherent to our business, financial condition, liquidity, results of operations and capital position. These risks could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
          The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial, or that are generally applicable to all financial institutions, also may materially adversely affect our business, financial condition or results of operations.
RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY
Weakness in the economy and in the real estate market in the geographic footprint of Popular has adversely impacted and may continue to adversely impact Popular.
          A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico and Puerto Rico’s economy continues to deteriorate. In addition, approximately 40% of our non-covered loan portfolio is secured by real estate located in Puerto Rico.
          Since 2006, the Puerto Rico economy has been in recession. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased 3.7% during the fiscal year ended June 30, 2009. In March 2010, the Puerto Rico Planning Board announced that it was projecting a contraction of 3.6% in real gross national product for the fiscal year ended June 30, 2010. According to the Puerto Rico Planning Board, the real gross national product is expected to increase by 0.4% for the fiscal year ending June 30, 2011. This figure may be revised before the conclusion of the fiscal year.
          The Commonwealth of Puerto Rico government is currently addressing a fiscal deficit which in its initial stages was estimated at approximately $3.2 billion or over 30% of its annual budget. It is implementing a multi-year budget plan for reducing the deficit, as its access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Some of the measures implemented by the government include reducing expenses, including public-sector employment through employee layoffs. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle. The Puerto Rico Labor Department reported an unemployment rate of 14.7% for December 2010, down from 15.4% in November, but slightly higher than 14.3% in December 2009. The economy of Puerto Rico is very sensitive to the price of oil in the global market. Puerto Rico does not have significant mass transit available to the public and most of its electricity is powered by oil, making it highly sensitive to fluctuations in oil prices. A substantial increase in its price could impact adversely the economy by reducing disposable income and increasing the operating costs of most businesses and government. Consumer spending is particularly sensitive to wide fluctuations in oil prices.
          This decline in Puerto Rico’s economy has resulted in, among other things, a downturn in our loan originations, an increase in the level of our non-performing assets, loan loss provisions and charge-offs, particularly in our construction and commercial loan portfolios, an increase in the rate of foreclosure loss on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the decline in economic activity continues, there could be further adverse effects on our profitability.
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
Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios may result in increased credit losses and continue to harm our results of operations.
          Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios may result in increased credit losses. As of December 31, 2010, approximately 2%, 34% and 22% of our non-covered loan portfolio constituted of construction, commercial secured by real estate and mortgage loans, respectively.
          Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to reductions in value related to general economic conditions. In certain mainland markets like southern Florida, Illinois and California, we have been seeing the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure the impairment based on the fair value of the collateral, if collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.
          Construction and commercial loans, mostly secured by commercial and residential real estate properties entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2010, commercial and construction loans secured by commercial real estate properties, excluding loans covered under FDIC loss share agreements, amounted to $7.5 billion or 36% of the total loan portfolio.
          During the year ended December 31, 2010, net charge-offs specifically related to values of properties securing our construction, commercial and mortgage loan portfolios totaled $391.9 million, $259.6 million and $87.5 million respectively. Continued deterioration on the fair value of real estate properties for collateral dependent impaired loans would require increases in Popular’s provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis included in this Form 10-K.
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
          Market instability and lack of investor confidence have led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets have adversely affected our industry and our business, results of operations and financial condition. We do not expect a material improvement in the financial environment in the near future. A worsening of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry. In particular, we face the following risks in connection with these events:
•	We expect to face increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act. Compliance with these regulations may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behavior.

•	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The reliability of these processes might be compromised if these variables are no longer capable of accurate estimation.

•	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

•	The FDIC increased the assessments that we have to pay on our insured deposits during 2009 because market developments have led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn has led to a depletion of the FDIC insurance fund reserves. We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or continue to deteriorate.

•	We may suffer higher credit losses because of federal or state legislation or other regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable.
Financial services legislative and regulatory reforms may have a significant impact on our business and results of operations and on our credit ratings.
          Popular is subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. Any change in applicable federal or Puerto Rico laws or regulations could have a substantial impact on our operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect Popular’s powers, authority and operations, which could have a material adverse effect on Popular’s financial condition and results of operations. Further, regulators in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power would have a negative impact on Popular.
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
          We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. Unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.08 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities. Our participation in TARP also imposes limitations on the payments we may make to our senior leaders. For more details on the implications of TARP please refer to the risks factors titled as follow: Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders and Dividends on our Common Stock and preferred stock have been suspended and stockholders may not receive funds in connection with their investment in our Common Stock or preferred stock without selling their shares.
          On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations to be developed thereunder will include, provisions affecting large and small financial institutions alike including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.
          The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

          The Collins Amendment (Section 171 of the Dodd-Frank Act), which became effective on July 22, 2010, will have a significant impact on current capital requirements for bank holding companies such as Popular, because it requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment will exclude trust preferred securities from Tier 1 Capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Debt or equity instruments issued to the United States or any agency or instrumentality thereof prior to October 10, 2010, pursuant to the EESA, are exempted from the requirements of the Collins Amendment. Prior to the Collins Amendment, trust preferred securities (in addition to, among others, common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries) can be included in Tier 1 capital for bank holding companies, provided that not more than 25% of qualifying Tier 1 capital may consist of non-cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements.
          These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition, and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.
          A separate legislative proposal would impose a new fee or tax on U.S. financial institutions as part of the 2010 budget plans in an effort to reduce the anticipated budget deficit and to recoup losses anticipated from the TARP. Such an assessment is estimated to be 15-basis points, levied against bank assets minus Tier 1 capital and domestic deposits. The administration has also considered a transaction tax on trades of stock in financial institutions and a tax on executive bonuses.
          The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.
          On December 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, released its final framework for strengthening international capital and liquidity regulation (“Basel III”). The implementation of the Basel III final capital framework will commence January 1, 2013. On that date, banks will be required to meet the following minimum capital ratios: 3.5% common equity Tier 1 (“CET1”) to risk-weighted assets; 4.5% Tier 1 capital to risk-weighted assets; and 8.0% total capital to risk-weighted assets. When fully phased in on January 1, 2019, banks will be required to maintain: a minimum 4.5% CET1 to risk-weighted assets, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); a minimum 6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); and a minimum 8.0% total capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5%); a minimum leverage ratio of 3%; and a “countercyclical capital buffer,” generally to be imposed when regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).
          The Basel III final capital framework provides for a number of new deductions from and adjustments to CET1, the implementation of which will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
          The Basel III final liquidity framework requires banks to comply with two measures of liquidity risk exposure: the “Liquidity Coverage Ratio,” or “LCR”, based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days”, which must be at least 100%; and the “Net Stable Funding Ratio,” or “NSFR,” calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding,” which must be at least 100%. Although the Basel Committee has not asked for additional comment on the LCR and NSFR, both are subject to observation periods and transitional arrangements, with the Basel III liquidity framework providing that revisions to the LCR will be made by mid-2013, and the LCR will be introduced as a requirement on January 1, 2015; and revisions to the NSFR will be made by mid-2016, and the NSFR will be introduced as a requirement on January 1, 2018.

          Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations. These changes may also require us to invest significant management attention and resources to make any necessary changes.
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
          Our ability to raise financing is dependent in part on market confidence. In times when market confidence is affected by events related to well-known financial institutions, risk aversion among participants may increase, substantially and makes it more difficult to borrow in the credit markets. Our credit ratings were reduced substantially in 2009, and our senior unsecured ratings are now “non-investment grade” with the three major rating agencies. This may make it more difficult for Popular to borrow in the capital markets and at a higher cost. Nonetheless, our senior debt ratings were raised by Standard & Poor’s in May, 2010 to “B” with a positive outlook, from its previous level of “B-”. In February of 2011, Fitch raised our senior debt rating to “B+” with a stable outlook, from its previous level of “B”.
We are subject to default risk in our loan portfolio.
          We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated or acquired. We establish provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments about the future, including forecasts of economic and market conditions that might impair the ability of our borrowers to repay the loans. There can be no assurance that management has accurately estimated the level of future loan losses or that Popular will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control. Any such increases in our provisions for loan losses or any loan losses in excess of our provisions for loan losses would have an adverse effect on our future financial condition and result of operations. We will continue to evaluate our provision for loan losses and allowance for loan losses and may be required to increase such amounts.
Rating downgrades on the Government of Puerto Rico’s debt obligations could affect the value of our loans to the Government and our portfolio of Puerto Rico Government securities.
          Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment grade-rated borrowers in the U.S. capital markets, the fiscal situation of the Government of Puerto Rico led nationally recognized rating agencies to downgrade its debt obligations.
          As a result of the fiscal challenges that were being faced, the rating agencies in 2006 downgraded the debt ratings of the Commonwealth, maintaining them at investment grade. Subsequently, as a result of the progress made in balancing the budget under a multi-year plan, there have been upward revisions in the credit ratings. As part of a recalibration of its rating system for municipal obligations, Moody’s raised the Commonwealth’s credit ratings in April 2010 to A3 with a stable outlook, and in August 2010 revised the ratings outlook to negative. S&P’s rating of BBB remained unchanged but the outlook was improved to positive in November 2010. While Moody’s “A3” rating and S&P’s “BBB” take into consideration Puerto Rico’s fiscal challenges, other factors could trigger an outlook change, such as the inability to successfully complete the implementation of the multiyear fiscal plan to bring the Central Government’s budget back into balance, pursuant to Act No. 7 of the Commonwealth of P.R.
          In January 19, 2011, Fitch Ratings assigned a ‘BBB+’ rating to the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico with a ‘stable’ outlook.
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
          At December 31, 2010, we had $1.4 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $199 million were uncommitted lines of credit. Of these total credit facilities granted, $1.1 billion were outstanding at December 31, 2010. A substantial portion of our credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the Central Government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
          Furthermore, as of December 31, 2010, we had outstanding $144.7 million in Obligations of Puerto Rico, States and Political Subdivisions as part of our investment portfolio. Of that total, $140 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.
We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.
          Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2010, we serviced $4.0 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2010, we repurchased approximately $121 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2010, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $53.7 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.
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
          A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representation and warranty violations on specific portfolios. At December 31, 2010, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $40.9 million, which was included as part of other liabilities in the consolidated statement of condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.
          During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the FDIC instituted two temporary programs, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest-bearing transaction accounts are fully insured (unlimited coverage) as a result of our participation in the Transaction Account Guarantee Program. These programs have placed additional stress on the DIF.
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
          With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd-Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. We are currently evaluating the effect of these new regulations on our Consolidated Financial Statements.
          We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or our capital position is further impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Our expenses for 2010 were significantly and adversely affected by these increased premiums. These announced increases and any future increases or special assessments may materially adversely affect our results of operations.
If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations
          As of December 31, 2010 we had approximately $647.4 million and $58.7 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.
          The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. Critical assumptions that are used as part of these evaluations include:
•	selection of comparable publicly traded companies, based on nature of business, location and size;

•	selection of comparable acquisition and capital raising transactions;

•	the discount rate applied to future earnings, based on an estimate of the cost of equity;

•	the potential future earnings of the reporting unit; and

•	market growth and new business assumptions.
          We conducted our annual evaluation of goodwill during the third quarter of 2010. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to BPNA, our United States operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the September 30, 2010 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the BPNA unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million, resulting in no goodwill impairment. As part of the monitoring process, management performed an assessment for BPNA at December 31, 2010 because, as mentioned above, this unit had failed the Step 1 test in the annual goodwill evaluation. The Corporation determined BPNA’s fair value utilizing the same valuation approaches used in the annual goodwill impairment test. The determined fair value for BPNA at December 31, 2010 continued to be below its carrying amount under all valuation approaches. The fair value determination of BPNA’s assets and liabilities was updated at December 31, 2010 utilizing valuation methodologies consistent with the July 31, 2010 test. The results of the assessment at December 31, 2010 indicated that the implied fair value of goodwill exceeded the goodwill carrying amount, resulting in no goodwill impairment. The results obtained in the December 31, 2010 assessment were consistent with the results of the annual impairment test in that the reduction in the fair value of BPNA was mainly attributable to the reduced fair value of BPNA’s loan portfolio.
          If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.
Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders
          Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of our business. As TARP recipients, we are subject to the executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, which are expected to limit the types of compensation arrangements that Popular may enter into with our most senior leaders upon adoption of implementing standards by the U. S. Treasury. Our competitors may be in an advantageous position to retain and attract senior leaders since we are one of only two institutions in Puerto Rico that have received TARP money and are subject to TARP related compensation provisions. Our compensation practices are subject to review and oversight by the Federal Reserve Board. We also may be subject to limitations on compensation practices by the FDIC or other regulators, which may or may not affect our competitors. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long term strategy.
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
          Actions by the rating agencies could raise the cost of our borrowings since lower rated securities are usually required by the market to pay higher rates than obligations of higher credit quality. At December 31, 2010, Popular had repurchase agreements amounting to $260 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, that call for an increase in their interest rate in the event of a rating downgrade.
          The market for non-investment grade securities is much smaller and less liquid than for investment grade securities. Therefore, if we were to attempt to issue preferred stock or debt securities into the capital markets, it is possible that there would not be sufficient demand to complete a transaction and the cost could be substantially higher than for more highly rated securities.
          In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $163 million at December 31, 2010. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.
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
          We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to the Corporation’s legal risk, see Item 3, “Legal Proceedings”.
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
          We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As U.S.- based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.- based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes. Failure to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving countries or entities, and this could adversely affect the market for our securities.
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
          In June 2010, EVERTEC discovered potential violations of the Cuban Assets Control Regulations (“CACR”), which are administered by OFAC, due to an oversight in which the screening parameters for two customers located in Haiti and Belize were not activated. EVERTEC conducted an internal review and submitted a final voluntary self-disclosure to OFAC in September 2010. We have agreed to indemnify EVERTEC for claims or damages related to the economic sanctions regulations administered by OFAC, including these potential violations of the CACR.
          Separately, in November 2010 EVERTEC submitted a final voluntary self-disclosure to OFAC regarding the processing of certain Cuba-related credit card transactions involving Costa Rica and Venezuela that EVERTEC believed could not be rejected under governing local law and policies, but which nevertheless may have not been consistent with the CACR. The voluntary self-disclosure also covered the transmission, through EVERTEC’s Costa Rica subsidiary, of data relating to debit card payment initiated by non-sanctioned persons traveling to Cuba. Notwithstanding the risk of violations of applicable governing local law and policies, around September 2010, EVERTEC ceased processing the credit card transactions and transmitting the data referred to in the two preceding sentences. We have agreed to indemnify EVERTEC for claims or damages related to these potential violations of the CACR. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.
RISKS RELATED TO THE FDIC-ASSISTED TRANSACTION
Risks Related to the FDIC-assisted Transaction
          We entered into an FDIC-assisted transaction involving Westernbank , which could present additional risks to our business. On April 30, 2010, BPPR acquired certain assets and assumed certain liabilities of Westernbank from the FDIC in an assisted transaction. Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses (80% of the losses in substantially all the acquired portfolio will be borne by the FDIC) and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because the FDIC-assisted transaction was structured in a manner that did not allow bidders the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risks in the FDIC-assisted transaction.
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
The FDIC-assisted transaction increased BPPR’s commercial real estate and construction loan portfolio, which have a greater credit risk than residential mortgage loans.
          With the acquisition of most of the former Westernbank’s loan portfolio, the commercial real estate loan and construction loan portfolios represent a larger portion of BPPR’s total loan portfolio than prior to the FDIC-assisted transaction. This type of lending is generally considered to have more complex credit risks than traditional single-family residential or consumer lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation or completion of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable, more difficult to evaluate and monitor, and their collateral may be more difficult to dispose of in a market decline. Furthermore, since these loans are to Puerto Rico based borrowers, Popular’s credit exposure concentration in Puerto Rico increased as a result of the acquisition. Although, the negative economic aspects of these risks are substantially reduced as a result of the FDIC loss sharing agreements, changes in national and local economic conditions could lead to higher loan charge-offs in connection with the FDIC-assisted transaction all of which would not be totally supported by the loss sharing agreements with the FDIC.
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
Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share indemnification asset in the FDIC-assisted transaction may be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
          Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we recorded a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC.
          During the quarter ended December 31, 2010, retrospective adjustments were made to the estimated fair values of the covered loans to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by revisions in credit loss assumptions because of new information that became available. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset. Refer to the Westernbank FDIC-assisted transaction section in the Annual Report and Note 3, “Business Combination”, to the consolidated financial statements for additional information on the Westernbank FDIC-assisted transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.
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
RISKS RELATED TO THE EVERTEC SALE TRANSACTION
We entered into a Master Services Agreement pursuant to which EVERTEC will provide services to Popular and its subsidiaries on an exclusive basis.
          As part of the EVERTEC transaction, Popular entered into a Master Services Agreement pursuant to which EVERTEC will provide various processing and information technology services to Popular and its subsidiaries on an exclusive basis. As we now rely on a third party for the provision of these services, there can be no assurances that the quality of the services will be appropriate nor that the third party will continue to provide us with the necessary financial transaction processing and technology services.
RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES
Potential issuance of additional shares of our Common Stock could further dilute existing holders of our Common Stock.
          The potential issuance of additional shares of our Common Stock or common equivalent securities in future equity offerings, or as a result of the exercise of the warrant the U.S. Treasury holds, would dilute the ownership interest of our existing common stockholders.
Dividends on our Common Stock and preferred stock have been or may be suspended and stockholders may not receive funds in connection with their investment in our Common Stock or preferred stock without selling their shares.
          Holders of our Common Stock and Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our Common Stock and Preferred Stock. In December 2010, we resumed payment of dividends on our preferred stock, subject to certain conditions agreed to with our regulators. In connection with the resumption of payment of dividends on our preferred stock, we agreed to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. It is anticipated that sufficient Common Stock will be issued under those plans to cover the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods. Furthermore, unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.08 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities.
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
          Accordingly, shareholders may have to sell some or all of their shares of our Common Stock or Preferred Stock in order to generate cash flow from their investment. Shareholders may not realize a gain on their investment when they sell the Common Stock or Preferred Stock and may lose the entire amount of their investment.
For further information of other risks faced by Popular please refer to the Management Discussion & Analysis section of the Annual Report.
REGULATORY RISK
          As a financial institution that services both foreign and domestic clients, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals and others. Specifically, all financial institutions must adhere to the requirements of the Bank Secrecy Act and USA PATRIOT Act regarding processing and facilitation of financial transactions. Furthermore, as a financial institution that transacts with foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen all transactions for compliance with the sanctions programs administered by OFAC. These regulations prohibit us from entering into or facilitating a transaction that involves persons, governments, or countries designated by the U.S. Government under one or more sanctions regimes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
          As of December 31, 2010, BPPR owned and wholly or partially occupied approximately 94 branch premises and other facilities throughout Puerto Rico. It also owned 7 parking garage buildings and approximately 35 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 100 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2010, BPNA had 119 offices (principally bank branches) of which 20 were owned and 99 were leased. These offices were located in New York, Illinois, New Jersey, California, Florida and Texas. Included in this figure is a leased six story office building in Rosemont, Illinois that is the site of BPNA’s headquarters. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:
Popular Center, the twenty-story BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. As of December 31, 2010, a major re-development at the ground and promenade levels was completed and some retail businesses already occupied part of the new area while other contract negotiations are underway to establish additional retail businesses including sit-down restaurants and other food vendors. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 54% of the office floors space . Approximately 37% of the office space is leased to outside tenants and 9% is available to lease.
Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons total.
Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The six stories of office space and the basement are occupied by BPPR units and the Corporate Risk Area. At the ground level Popular Auto occupies approximately 10% of the retail type space and the remaining spaces are leased or available for leasing to outside tenants. It has parking facilities for approximately 1,165 cars.
Cupey Center Complex, one building, three stories high, and three buildings, two stories high each, located in Cupey, Río Piedras, Puerto Rico. This building is leased to EVERTEC. BPPR maintains a full service branch and some support services in these facilities. The

Complex also includes a parking garage building with capacity for approximately 1,000 cars and houses a recreational center for our employees.
Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A BPPR branch, the Our People Division, the Asset Protection Division, the Auditing Division and the International Banking Center and Foreign Exchange Department are the main occupants of this facility.
Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The BPPR’s training center occupies approximately 27% of this building. The remaining space is leased or available for leasing to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.
Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. BPPR occupies approximately 26% of the building for a branch operation, an exhibition room and other facilities. In addition, approximately 11%, mainly office space is occupied by Fundación Banco Popular, Inc. and a reception center. The rest of the building is leased or available for leasing to outside tenants.
Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, Inc. as its headquarters. The property also includes a new adjacent four-level parking garage with capacity for approximately 300 cars, a potable water cistern and a diesel storage tank.
Altamira Building, a new nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the Mortgage Servicing Division of BPPR.
El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2010, a BPPR branch and the Río Piedras regional office operate in the branch building and a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.
BPPR Virgin Islands Center, a three-story building located in St. Thomas, U.S. Virgin Islands housing a BPPR branch and centralized offices. The building is fully occupied by BPPR personnel.
Popular Center -Tortola, a four-story building located in Tortola, British Virgin Islands. A BPPR branch is located in the first story while the commercial credit department occupies the second story. Part of the third floor has been leased to an outside tenant while the remaining space is reserved for BPPR V.I. Region’s expansion. The fourth floor is available for outside tenants.
ITEM 3. LEGAL PROCEEDINGS
          Popular and its subsidiaries are defendants in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters, except for the matters described below which are in very early stages and management cannot currently predict their outcome, will not have a material adverse effect on our business, results of operations, financial condition and liquidity.
          Between May 14, 2009 and September 9, 2009, five putative class actions and two derivative claims were filed in the United States District Court for the District of Puerto Rico and the Puerto Rico Court of First Instance, San Juan Part, against Popular, Inc., and certain of its directors and officers, among others. The five class actions were consolidated into two separate actions: a securities class action captioned Hoff v. Popular, Inc., et al. (consolidated with Otero v. Popular, Inc., et al.) and an Employee Retirement Income Security Act (ERISA) class action entitled In re Popular, Inc. ERISA Litigation (comprised of the consolidated cases of Walsh v. Popular, Inc., et al.; Montañez v. Popular, Inc., et al.; and Dougan v. Popular, Inc., et al.).
          On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which included as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purported to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleged that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleged that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint sought class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, Popular, the underwriter defendants and the individual defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.
          On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purported to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of ERISA against Popular, certain directors, officers and members of plan committees, each of whom was alleged to be a plan fiduciary. The consolidated complaint alleged that defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint sought to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On September 30, 2010, the Court issued an order without opinion granting in part and denying in part the motion to dismiss and providing that the Court would issue an opinion and order explaining its decision. No opinion was, however, issued prior to the settlement in principle discussed below.
          The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) were brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleged breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints sought a judgment that the action was a proper derivative action, an award of damages, restitution, costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the Garcia action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The court denied Popular’s request for reconsideration shortly thereafter.
          On April 13, 2010, the Puerto Rico Court of First Instance in San Juan granted summary judgment dismissing a separate complaint brought by plaintiff in the García action that sought to enforce an alleged right to inspect the books and records of the Corporation in support of the pending derivative action. The Court held that plaintiff had not propounded a “proper purpose” under Puerto Rico law for such inspection. On April 28, 2010, plaintiff in that action moved for reconsideration of the Court’s dismissal. On May 4, 2010, the Court denied plaintiff’s request for reconsideration. On June 7, 2010, plaintiff filed an appeal before the Puerto Rico Court of Appeals. On June 11, 2010, Popular and the individual defendants moved to dismiss the appeal. On June 22, 2010, the Court of Appeals dismissed the appeal. On July 6, 2010, plaintiff moved for reconsideration of the Court’s dismissal. On July 16, 2010, the Court of Appeals denied plaintiff’s request for reconsideration.
          At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18-19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the amount of $37.5 million will be paid by or on behalf of defendants (of which management expects approximately $30 million will be covered by insurance). The parties intend to file a stipulation of settlement and a joint motion for preliminary approval within 45 days of the execution of the memorandum of understanding. Popular’s recognized a charge, net of the amount expected to be covered by insurance, of $7.5 million in December 2010 to cover the uninsured portion of the settlement.

          The García and Diaz actions were not included in the settlements. However, since these are derivative actions the Corporation does not expect to be liable for the payment of any money award, other than the possible payment of the plaintiff’s attorneys fees.
          The Corporation is aware that a suit asserting similar claims on behalf of certain individual shareholders under the federal securities laws was filed on January 18, 2011.
          Prior to the Hoff and derivative action mediation, the parties to the ERISA class action,entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the amount of $8.2 million will be paid by or on behalf of the defendants (all of which management expects will be covered by insurance). The parties intend to file a joint request to approve the settlement by approximately the middle of April 2011.
          Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with either settlement.
     At this point, the settlement agreements are not final and are subject to a number of future events, including approval of the settlements by the relevant courts. There can be no assurances that the settlements will be finalized or as to the timing of the payments described above.
          On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. The Corporation intends to vigorously contend these claims.
          On December 13, 2010, Popular was served with a class action complaint captioned García Lamadrid, et al. v. Banco Popular, et al. which was filed in the Puerto Rico Court of First Instance. The complaint generally seeks damages against Banco Popular de Puerto Rico, other defendants and their respective insurance companies for their alleged breach of certain fiduciary duties, breach of contract, and alleged violations of local tort law. Plaintiffs seek in excess of $600,000,000 in damages, plus costs and attorneys fees.
          More specifically, plaintiffs — Guillermo García Lamadrid and Benito del Cueto Figueras — are suing defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its fiduciary duties to them by failing to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and grossly negligently. Popular must answer or otherwise plead by February 28, 2011.
          At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of the Almeyda-Santiago and García Lamadrid cases, if unfavorable, may be material to our results of operations.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
          Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”. On May 4, 2010, following stockholder approval, Popular amended its certificate of incorporation to provide for an increase in the number of shares of the Common Stock authorized for issuance from 700 million shares to 1.7 billion shares.
          Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2010 and the previous four years, as well as cash dividends declared, is contained under Table C, “Common Stock Performance”, on page 8 in the Management Discussion and Analysis of the Annual Report, and is incorporated herein by reference.
          In June 2009, Popular announced the suspension of dividends on the Common Stock. Popular has no current plans to resume dividend payments on the Common Stock. The Common Stock ranks junior to all series of preferred stock as to dividend rights and/or as to rights on liquidation, dissolution or winding up of Popular. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, the Common Stock is subject to certain restrictions in the event that Popular fails to pay or set aside full dividends on the preferred stock for the latest dividend period.
          Additional information concerning legal or regulatory restrictions on the payment of dividends by Popular, BPPR and BPNA is contained under the caption “Regulation and Supervision” in Item 1 herein.
          As of February 25, 2011, Popular had 10,389 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $3.22 per share.
Preferred Stock
          Popular has 30,000,000 shares of authorized preferred stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s preferred stock issued and outstanding at December 31, 2010 consisted of:
•	885,726 shares of 6.375% non-cumulative monthly income preferred stock, Series A, no par value, liquidation preference value of $25 per share.

•	1,120,665 shares of 8.25% non-cumulative monthly income preferred stock, Series B, no par value, liquidation preference value of $25 per share.
All series of preferred stock are pari passu.
          Dividends on each series of preferred stock are payable if declared by our Board of Directors. Our ability to declare and pay dividends on the preferred stock is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. The Board of Directors is not obligated to declare dividends and dividends do not accumulate in the event they are not paid.
          In June 2009, Popular announced the suspension of dividends on its Series A and B preferred stock. On December 21, 2010, Popular announced that its Board of Directors declared monthly cash dividends of $0.1328125 per share of 6.375% non-cumulative monthly income preferred stock, Series A, and of $0.171875 per share of 8.25% non-cumulative monthly income preferred stock, Series B, paid on December 31, 2010 to holders of record as of December 28, 2010.
          In connection with the resumption of payment of monthly dividends on the preferred stock, which are approximately $3.7 million per year on an annualized basis, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. It is anticipated that sufficient Common Stock will be issued under those plans to cover the dividend payment. There can be no assurance that any dividends will be declared on the preferred stock in any future periods.
2009 Exchange Offer and Treasury Exchange
          In June 2009, Popular commenced an offer to issue shares of the Common Stock in exchange for Series A preferred stock and Series B preferred stock and for trust preferred securities (also referred as capital securities). On August 25, 2009, we completed the settlement of the exchange offer and issued 357,510,076 new shares of Common Stock.
          In addition, in August 2009, Popular, Inc. and Popular Capital Trust III exchanged all 935,000 shares of Popular’s outstanding fixed rate cumulative perpetual preferred stock, Series C, $1,000 liquidation preference per share (the “Series C Preferred Stock”), owned by the U.S Treasury for 935,000 newly issued trust preferred securities, $1,000 liquidation amount per capital security. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of the issuance and sale by the trust to Popular of $1 million aggregate liquidation amount of its fixed rate common securities, to purchase $936 million aggregate principal amount of the junior subordinated debentures issued by Popular.
          Under the exchange agreement, Popular agreed that, without the consent of the U.S. Treasury, it would not increase our dividend rate per share of the Common Stock above that in effect as of October 14, 2008, $0.08 per share, or repurchase shares of the Common Stock until, in each case, the earlier of December 5, 2011 or such time as all of the new trust preferred securities have been redeemed or transferred by the U.S. Treasury.
          The warrant to purchase 20,932,836 shares of our Common Stock at an exercise price of $6.70 per share that was initially issued to the U.S Treasury in connection with the issuance of the Series C Preferred Stock on December 5, 2008 remains outstanding without amendment. The warrant is immediately exercisable, subject to certain restrictions, and has a 10-year term. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. The U.S. Treasury may not exercise voting power with respect to shares of the Common Stock issued upon exercise of the warrant. Neither the warrant nor the shares of the Common Stock issuable upon exercise of the warrant are subject to any contractual restriction on transfer.
          For the accounting treatment and further information about the exchange offer and Treasury exchange, please refer to Note 22, “Exchange offers” Note 24, “Stockholder’s equity”, and Note 26 “Net (loss) income per common share” on our Audited Financial Statements.
2010 Capital Raise
          In April 2010, Popular raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of contingent convertible perpetual non-cumulative preferred stock, Series D, no par value, $1,000 liquidation preference per share. The preferred stock represented by depositary shares automatically converted into the Common Stock at a conversion rate of 8.3333 shares of Common Stock for each depositary share on May 11, 2010, which was the 5th business day after Popular’s common shareholders approved the amendment to Popular’s restated certificate of incorporation to increase the number of authorized shares of Common Stock. The conversion of the depositary shares of preferred stock resulted in the issuance of 383,333,333 additional shares of Common Stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 26, “Net (loss) income per common share”, to the audited consolidated financial statements provides information on the impact of the conversion on net (loss) income per common share.
Dividend Reinvestment and Stock Purchase Plan
          Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of the Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our Common Stock. No additional shares were issued under the dividend reinvestment during 2009 and 2010.
Equity Based Plans
          For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 11.
          In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 10,000,000.
          The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2010 by Popular in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid per	Announced Plans or	the Plans or Programs
Period	Purchased	Share	Programs	(a)

October 1 — October 31	—	—	—	6,723,652
November 1 — November 30	33,070	2.75	33,070	6,690,582
December 1 — December 31	1,149	3.11	1,149	6,743,767

Total December 31, 2010	34,219	2.76	34,219	6,743,767

(a)	Includes shares forfeited and expired.
Stock Performance Graph (1)
          The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.
          The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2005, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Comparison of Five Year Cumulative Total Return
Total Return as of December 31
(December 31, 2005=100)

(1)	Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
          The information required by this item appears in Table A, “Selected Financial Data”, on page 5 and the text under the caption “Statement of Operations Analysis” on page 26 in the Management Discussion and Analysis, and is incorporated herein by reference.
          Our ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2010	2009 (1)		2008 (1)		2007(1)	2006 (1)
Ratio of Earnings to Fixed Charges:
Including Interest on Deposits	1.4	(A	)	(A	)	1.2	1.5
Excluding Interest on Deposits	1.7	(A	)	(A	)	1.5	1.9

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Including Interest on Deposits	1.4	(A	)	(A	)	1.2	1.4
Excluding Interest on Deposits	1.7	(A	)	(A	)	1.5	1.8

(1)	On November 3, 2008, Popular sold residual interests and servicing related assets of PFH and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. In addition, on September 18, 2008, Popular announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The above transactions and past sales and restructuring plans executed at PFH in the past two years have resulted in the discontinuance of our PFH operations and PFH’s results are reflected as such in our Consolidated Statements of Operations. The computation of earnings to fixed charges and preferred stock dividends excludes discontinued operations. Prior periods have been retrospectively adjusted on a comparable basis.

(A)	During 2008 and 2009, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. Popular would have had to generate additional earnings of approximately $235 million and $625 million to achieve ratios of 1:1 in 2008 and 2009, respectively.
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
          Our long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Long —term obligations	$4,170,183	$2,648,632	$3,386,763	$4,621,352	$8,737,246
Non-cumulative preferred stock	50,160	50,160	586,875	186,875	186,875
Fixed rate cumulative perpetual preferred stock			896,650

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required by this item appears on page 3 through 92 in the Annual Report under the caption Management Discussion and Analysis, and is incorporated herein by reference.
          Table L, “Maturity Distribution of Earning Assets”, on page 53 in the Management Discussion and Analysis, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information regarding the market risk of our investments appears on page 50 through 68 in the Management Discussion and Analysis in the Annual Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this item appears on pages 98 through 225, in the Annual Report and on page 97 under the caption “Statistical Summary — 2009-2010 Quarterly Financial Data” in the Annual Report, and is incorporated herein by reference.

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
Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          The Board has adopted a Code of Ethics to be followed by our employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects our ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or directors.
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
          The following table set forth information as of December 31, 2010 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
		Number of		Under Equity
		Securities	Weighted-	Compensation
		to be Issued	Average	Plans
		Upon	Exercise Price	(Excluding
		Exercise of	of	Securities Reflected
		Outstanding	Outstanding	in the
Plan Category	Plan	Options	Options	First Column)
Equity compensation plans	2001 Stock Option Plan	1,771,031	$18.88	—
approved by security holders	2004 Omnibus Incentive Plan	504,135	26.97	6,743,767

Equity compensation plans
not approved by security holder

Total		2,275,166	$20.67	6,743,767

TEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports included on pages 98 through 225 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2010 and 2009

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2010

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 46 of this report are filed herewith or are incorporated herein by reference.

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

S\ RICHARD L. CARRIÓN	Chairman of the Board, President, Chief Executive Officer	03-01-11

Richard L. Carrión	and Principal Executive Officer

S\ JORGE A. JUNQUERA	Principal Financial Officer	03-01-11

Jorge A. Junquera
Senior Executive Vice President

S\ ILEANA GONZÁLEZ	Principal Accounting Officer	03-01-11

Ileana González
Senior Vice President

S\ ALEJANDRO M. BALLESTER	Director	03-01-11

Alejandro M. Ballester

S\ MARÍA LUISA FERRÉ	Director	03-01-11

María Luisa Ferré

S\ MICHAEL MASIN	Director	03-01-11

Michael Masin

S\ MANUEL MORALES	Director	03-01-11

Manuel Morales Jr.

S\ FREDERIC V. SALERNO	Director	03-01-11

Frederic V. Salerno

S\ WILLIAM J. TEUBER	Director	03-01-11

William J. Teuber Jr.

S\ CARLOS A. UNANUE	Director	03-01-11

Carlos A. Unanue

S\ JOSÉ R. VIZCARRONDO	Director	03-01-11

José R. Vizcarrondo

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

3.1	Composite Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of Popular, Inc., as amended (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K, dated December 17, 2008 and filed on December 23, 2008).

4.1	Specimen of Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.2	Senior Indenture, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.3	Second Supplemental Indenture, dated as of August 5, 1999, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.4	Subordinated Indenture dated as of November 30, 1995, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of Popular, Inc.’s Registration Statement No. 333-26941, dated May 12, 1997).

4.5	Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as

The First National Bank of Chicago), as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated by reference to Exhibit 4(g) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.8	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated by reference to Exhibit 4(h) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.9	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by Popular, Inc. (incorporated by reference to Exhibit 10(b) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.10	Junior Subordinated Indenture, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit (4)(a) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.11	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.12	Amended and Restated Trust Agreement of BanPonce Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.13	Certificate of Trust of BanPonce Trust I (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.14	Form of Capital Securities Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.15	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor, and The Bank of New York Mellon, as guarantee trustee, relating to BanPonce Trust I (incorporated by reference to Exhibit 4.9 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.16	Form of Junior Subordinated Deferrable Interest Debenture for Popular North America, Inc. (incorporated by reference to Exhibit (4)(i) of Popular, Inc.’s Current Report on Form 8-K (File No. 000- 13818), dated and filed on February 19, 1997).

4.17	Form of Certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.18	Certificate of Designation, Preference and Rights of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.19	Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement No. 333-108559 filed with the SEC on September 5, 2003).

4.20	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.21	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.22	Certificate of Trust of Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.23	Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.24	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.25	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.26	Indenture dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.27	First Supplemental Indenture, dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.28	Form of Junior Subordinated Indenture between Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and J.P. Morgan Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(a) to the Amendment to Registration Statement No. 333-118197 filed with the SEC on September 9, 2004).

4.29	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8- K dated August 31, 2009, and filed on September 3, 2009).

4.30	Amended and Restated Trust Agreement of Popular North America Capital Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.31	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.32	Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit E of the Amended and Restated Trust Agreement).

4.33	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.34	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.35	Second Supplemental Indenture, dated as of November 30, 2004, between Popular, Inc. and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.36	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.37	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.38	Certificate of Trust of Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.39	Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.40	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor, and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.12 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.41	Popular North America, Inc. 6.85% Senior Note due on 2012 (incorporated by reference to Exhibit 4.41 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.42	Certificate of Designation of the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.43	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.44	Warrant dated December 5, 2008 to purchase shares of Common Stock of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

4.45	Indenture between Popular, Inc. and The Bank of New York Mellon, as trustee, dated August 24, 2009 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.46	First Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, as trustee, dated August 24, 2009 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.47	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust III among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, and the several Holders as defined therein, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.49	Form of Capital Securities Certificate of Popular Capital Trust III (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on form 8-K dated August 21, 2009 and filed on August 26, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.50	Guarantee Agreement by and between Popular, Inc. and The Bank of New York Mellon, dated as of

August 24, 2009 (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.51	Sixth Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.1 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.52	Seventh Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.2 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.53	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.54	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

10.1	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Registration Statement on Form S-8 (No. 333-60666), filed on May 10, 2001).

10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6	Compensation Agreement for Federic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	Compensation agreement for Michael Masin as director of Popular, Inc., dated January 25, 2007, (incorporated by reference to Exhibit 10.20 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.9	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Compensation agreement for Carlos A. Unanue as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Asset Purchase Agreement by and among Goldman Sachs Mortgage Company, Goldman, Sachs & Co.,

Litton Loan Servicing, LP, as Purchasers, and Popular Mortgage Servicing, Inc., Equity One, Inc., Equity One, Incorporated, Equity One Consumer Loan Company, Inc., E-Loan Auto Fund Two, LLC, Popular Financial Services, LLC, Popular FS, LLC, as Sellers, and Popular, Inc. and Popular North America, Inc. (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12	Agreement dated June 18, 2010 by and among Popular, Inc., Banco Popular de Puerto Rico, Banco Popular North America, Popular International Bank, Inc., Popular North America, Inc. and David Chafey, Jr. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated June 18, 2010 and filed on June 25, 2010).

10.13	Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.33 of Popular, Inc.’s Annual Report of Form 10-K for the fiscal year ended December 31, 2008).

10.14	Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.15	Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.16	IP Purchase and Sale Agreement, dated as of June 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

10.17	Stockholder Agreement, dated as of September 30, 2010, among Carib Holdings, Inc., and each of the holders of Carib Holdings, Inc. (incorporated by reference to Exhibit 99.2 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.18	Amended and Restated Master Services Agreement, dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.3 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.19	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.20	Employment Offer to Carlos J. Vázquez, as President of Banco Popular North America (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges.

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2009.

21.1	Schedule of Subsidiaries of Popular, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15
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