Form 10-Q
period 2011-03-31
POPULAR INC
filed 2011-05-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
Commission File Number: 001-34084
POPULAR, INC.

(Exact name of registrant as specifies in its charter)

Puerto Rico	66-0667416

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

Popular Center Building 209 Muñoz Rivera Avenue Hato Rey, Puerto Rico	00918

(Address of principal executive offices)	(Zip code)
(787) 765-9800

(Registrant’s telephone number, including area code)
NOT APPLICABLE

(Former name, former address and former fiscal year, if change since last report)
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
          ☐ Yes           ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 1,023,553,365 shares outstanding as of May 2, 2011.

POPULAR, INC.
INDEX

Forward-Looking Information
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc’s (the “Corporation”, “Popular”, “we, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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
Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(In thousands, except share information)	March 31, 2011	December 31, 2010	March 31, 2010

Assets
Cash and due from banks	$464,555	$452,373	$592,175

Money market investments:
Federal funds sold	—	16,110	—
Securities purchased under agreements to resell	200,185	165,851	304,109
Time deposits with other banks	761,380	797,334	700,644

Total money market investments	961,565	979,295	1,004,753

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	587,218	492,183	346,819
Other trading securities	47,581	54,530	33,330
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	2,105,783	2,031,123	2,193,615
Other investment securities available-for-sale	3,580,558	3,205,729	4,342,131
Investment securities held-to-maturity, at amortized cost (fair value at March 31, 2011 - $147,816; December 31, 2010 - $120,873; March 31, 2010 - $207,850)	142,106	122,354	209,596
Other investment securities, at lower of cost or realizable value (realizable value at March 31, 2011 - $176,336; December 31, 2010 - $165,233; March 31, 2010 — $158,375)	174,930	163,513	156,864
Loans held-for-sale, at lower of cost or fair value	569,678	893,938	106,412

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,781,549	20,834,276	23,189,598
Loans covered under loss sharing agreements with the FDIC	4,729,550	4,836,882	—
Less — Unearned income	104,760	106,241	111,299
Allowance for loan losses	736,505	793,225	1,277,036

Total loans held-in-portfolio, net	24,669,834	24,771,692	21,801,263

FDIC loss share indemnification asset	2,325,618	2,311,997	—
Premises and equipment, net	543,577	545,453	579,451
Other real estate not covered under loss sharing agreements with the FDIC	156,888	161,496	134,887
Other real estate covered under loss sharing agreements with the FDIC	65,562	57,565	—
Accrued income receivable	147,670	150,658	131,243
Mortgage servicing assets, at fair value	167,416	166,907	173,359
Other assets	1,321,900	1,456,073	1,380,428
Goodwill	647,387	647,387	604,349
Other intangible assets	56,441	58,696	41,762

Total assets	$38,736,267	$38,722,962	$33,832,437

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$4,913,009	$4,939,321	$4,476,255
Interest bearing	22,283,665	21,822,879	20,884,057

Total deposits	27,196,674	26,762,200	25,360,312

Federal funds purchased and assets sold under agreements to repurchase	2,642,800	2,412,550	2,491,506
Other short-term borrowings	290,302	364,222	23,263
Notes payable	3,794,655	4,170,183	2,529,092
Other liabilities	1,006,930	1,213,276	941,063

Total liabilities	34,931,361	34,922,431	31,345,236

Commitments and contingencies (See note 20)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding in all periods presented (aggregated liquidation preference value of $50,160)	50,160	50,160	50,160
Common stock, $0.01 par value; 1,700,000,000 shares authorized (December 31, 2010 — 1,700,000,000; March 31, 2010 — 700,000,000) ; 1,023,628,492 shares issued at March 31, 2011 (December 31, 2010 — 1,022,929,158; March 31, 2010 — 639,544,895) and 1,023,416,118 outstanding at March 31, 2011 (December 31, 2010 — 1,022,727,802; March 31, 2010 — 639,539,900)	10,236	10,229	6,395
Surplus	4,096,245	4,094,005	2,804,238
Accumulated deficit	(338,126)	(347,328)	(377,807)
Treasury stock — at cost, 212,374 shares at March 31, 2011 (December 31, 2010 — 201,356 shares; March 31, 2010 — 4,995 shares)	(607)	(574)	(16)
Accumulated other comprehensive (loss) income net of tax of ($57,044)(December 31, 2010 — ($55,616); March 31, 2010 — ($29,809))	(13,002)	(5,961)	4,231

Total stockholders’ equity	3,804,906	3,800,531	2,487,201

Total liabilities and stockholders’ equity	$38,736,267	$38,722,962	$33,832,437

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended March 31,
(In thousands, except per share information)	2011	2010

Interest income:
Loans	$423,375	$354,649
Money market investments	947	1,042
Investment securities	52,375	64,926
Trading account securities	8,754	6,578

Total interest income	485,451	427,195

Interest expense:
Deposits	76,879	92,974
Short-term borrowings	14,015	15,259
Long-term debt	51,198	50,045

Total interest expense	142,092	158,278

Net interest income	343,359	268,917
Provision for loan losses	75,319	240,200

Net interest income after provision for loan losses	268,040	28,717

Service charges on deposit accounts	45,630	50,578
Other service fees	58,652	101,320
Net gain on sale and valuation adjustments of investment securities	—	81
Trading account loss	(499)	(223)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	7,244	5,068
Adjustments (expense) to indemnity reserves on loans sold	(9,848)	(17,290)
FDIC loss share income	16,035	—
Fair value change in equity appreciation instrument	7,745	—
Other operating income	39,409	18,332

Total non-interest income	164,368	157,866

Operating expenses:
Personnel costs:
Salaries	84,611	95,873
Pension and other benefits	21,529	25,059

Total personnel costs	106,140	120,932
Net occupancy expenses	24,586	28,876
Equipment expenses	12,036	23,453
Other taxes	11,972	12,304
Professional fees	46,688	27,049
Communications	7,210	10,772
Business promotion	9,860	8,295
Printing and supplies	1,223	2,369
FDIC deposit insurance	17,673	15,318
Loss on early extinguishment of debt	8,239	548
Other real estate owned (OREO) expenses	2,211	4,703
Other operating expenses	24,956	24,245
Amortization of intangibles	2,255	2,049

Total operating expenses	275,049	280,913

Income (loss) before income tax	157,359	(94,330)
Income tax expense (benefit)	147,227	(9,275)

Net Income (Loss)	$10,132	($85,055)

Net Income (Loss) Applicable to Common Stock	$9,202	($85,055)

Net Income (Loss) per Common Share — Basic	$0.01	($0.13)

Net Income (Loss) per Common Share — Diluted	$0.01	($0.13)

Dividends Declared per Common Share	—	—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock,
	including				Accumulated other
(In thousands)	treasury stock	Preferred stock	Surplus	Accumulated deficit	comprehensive income (loss)	Total

Balance at December 31, 2009	$6,380	$50,160	$2,804,238	($292,752)	($29,209)	$2,538,817
Net loss				(85,055)		(85,055)
Common stock purchases	(1)					(1)
Other comprehensive income, net of tax					33,440	33,440

Balance at March 31, 2010	$6,379	$50,160	$2,804,238	($377,807)	$4,231	$2,487,201

Balance at December 31, 2010	$9,655	$50,160	$4,094,005	($347,328)	($5,961)	$3,800,531
Net income				10,132		10,132
Issuance of stock	7		2,240			2,247
Dividends declared:
Preferred stock				(930)		(930)
Common stock purchases	(33)					(33)
Other comprehensive loss, net of tax					(7,041)	(7,041)

Balance at March 31, 2011	$9,629	$50,160	$4,096,245	($338,126)	($13,002)	$3,804,906

Disclosure of changes in number of shares:

Preferred Stock:	March 31, 2011	December 31, 2010		March 31, 2010

Balance at beginning of year	2,006,391	2,006,391		2,006,391
Issuance of stocks	—	1,150,000	[1]	—
Conversion of stocks		(1,150,000)	[1]	—

Balance at end of the period	2,006,391	2,006,391		2,006,391

Common Stock — Issued:
Balance at beginning of year	1,022,929,158	639,544,895		639,544,895
Issuance of stocks	699,334	50,930		—
Issuance of stock upon conversion of preferred stock	—	383,333,333	[1]	—

Balance at end of the period	1,023,628,492	1,022,929,158		639,544,895
Treasury stock	(212,374)	(201,356)		(4,995)

Common Stock — Outstanding	1,023,416,118	1,022,727,802		639,539,900

[1]	Issuance of 46,000,000 in depositary shares; converted into 383,333,333 common shares (full conversion of depositary shares, each representing a 1/40th interest in shares of contingent convertible perpetual non-cumulative preferred stock).

     The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2011	2010

Net income (loss)	$10,132	($85,055)

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(591)	954
Reclassification adjustment for losses included in net income (loss)	10,084	—
Adjustment of pension and postretirement benefit plans	3,002	1,750
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(19,978)	36,111
Reclassification adjustment for losses included in net income (loss)	—	10
Unrealized net losses on cash flow hedges	(51)	(31)
Reclassification adjustment for gains included in net income (loss)	(935)	(1,199)

Other comprehensive (loss) income before tax:	(8,469)	37,595
Income tax benefit (expense)	1,428	(4,155)

Total other comprehensive (loss) income, net of tax	(7,041)	33,440

Comprehensive income (loss), net of tax	$3,091	($51,615)

Tax effect allocated to each component of other comprehensive (loss) income:

	Quarter ended March 31,
(In thousands)	2011	2010

Underfunding of pension and postretirement benefit plans	($893)	($883)
Unrealized holding (losses) gains on securities available-for-sale arising during the period	1,941	(3,748)
Reclassification adjustment for losses included in net income (loss)	—	(4)
Unrealized net losses on cash flow hedges	15	12
Reclassification adjustment for gains included in net income (loss)	365	468

Income tax benefit (expense)	$1,428	($4,155)

Disclosure of accumulated other comprehensive (loss) income:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Foreign currency translation adjustment	($26,658)	($36,151)	($39,722)

Underfunding of pension and postretirement benefit plans	(207,933)	(210,935)	(126,036)
Tax effect	79,962	80,855	47,683

Net of tax amount	(127,971)	(130,080)	(78,353)

Unrealized holding gains on securities available-for-sale	164,596	184,574	140,211
Tax effect	(22,933)	(24,874)	(17,886)

Net of tax amount	141,663	159,700	122,325

Unrealized (losses) gains on cash flow hedges	(51)	935	(31)
Tax effect	15	(365)	12

Net of tax amount	(36)	570	(19)

Accumulated other comprehensive (loss) income	($13,002)	($5,961)	$4,231

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$10,132	($85,055)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	12,060	15,391
Provision for loan losses	75,319	240,200
Amortization of intangibles	2,255	2,049
Impairment losses on net assets to be disposed of	8,564	—
Fair value adjustments of mortgage servicing rights	6,171	470
Net (accretion of discounts) amortization of premiums and deferred fees	(88,327)	12,966
Net gain on sale and valuation adjustments of investment securities	—	(81)
Fair value change in equity appreciation instrument	(7,745)	—
FDIC loss share income	(13,621)	—
FDIC deposit insurance expense	17,673	15,318
Net gain on disposition of premises and equipment	(1,412)	(1,645)
Net loss on sale of loans, including adjustments to indemnity reserves, and valuation adjustments on loans held-for-sale	2,604	12,222
Earnings from investments under the equity method	(6,826)	(7,716)
Gain on sale of equity method investment	(16,666)	—
Net disbursements on loans held-for-sale	(184,641)	(166,868)
Acquisitions of loans held-for-sale	(90,780)	(59,436)
Proceeds from sale of loans held-for-sale	45,448	21,654
Net decrease in trading securities	206,222	221,975
Net decrease (increase) in accrued income receivable	2,988	(5,163)
Net increase in other assets	(4,019)	(9,726)
Net decrease in interest payable	(4,410)	(16,357)
Deferred income taxes	140,915	(20,168)
Net (decrease) increase in pension and other postretirement benefit obligation	(123,957)	1,097
Net decrease in other liabilities	(38,203)	(5,983)

Total adjustments	(60,388)	250,199

Net cash (used in) provided by operating activities	(50,256)	165,144

Cash flows from investing activities:
Net decrease (increase) in money market investments	17,730	(1,979)
Purchases of investment securities:
Available-for-sale	(752,479)	(208,004)
Held-to-maturity	(51,998)	(31,844)
Other	(38,305)	(8,191)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	278,274	373,676
Held-to-maturity	27,335	35,229
Other	27,050	15,476
Net repayments on loans	427,622	398,734
Proceeds from sale of loans	200,387	6,398
Acquisition of loan portfolios	(348,226)	(39,611)
Net proceeds from sale of equity method investment	31,068	—
Mortgage servicing rights purchased	(383)	(182)
Acquisition of premises and equipment	(18,599)	(15,049)
Proceeds from sale of premises and equipment	7,763	6,707
Proceeds from sale of foreclosed assets	44,648	32,905

Net cash (used in) provided by investing activities	(148,113)	564,265

	Quarter ended March 31,
(In thousands)	2011	2010

Cash flows from financing activities:
Net increase (decrease) in deposits	433,505	(564,592)
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase	230,250	(141,284)
Net (decrease) increase in other short-term borrowings	(73,920)	15,937
Payments of notes payable	(622,568)	(124,624)
Proceeds from issuance of notes payable	242,000	—
Dividends paid	(930)	—
Proceeds from issuance of common stock	2,247	—
Treasury stock acquired	(33)	(1)

Net cash provided by (used in) financing activities	210,551	(814,564)

Net increase (decrease) in cash and due from banks	12,182	(85,155)
Cash and due from banks at beginning of period	452,373	677,330

Cash and due from banks at end of period	$464,555	$592,175

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries (the “Corporation”). All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation would also consolidate any variable interest entities (“VIEs”) for which it has a controlling financial interest and therefore is the primary beneficiary. Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the consolidated statements of condition. The results of operations of companies or assets acquired are included only from the dates of acquisition.
Unconsolidated investments, in which there is at least 20% ownership, are generally accounted for by the equity method. These investments are included in other assets and the Corporation’s proportionate share of income or loss is included in other operating income. Investments, in which there is less than 20% ownership, are generally carried under the cost method of accounting, unless significant influence is exercised. Under the cost method, the Corporation recognizes income when dividends are received. Limited partnerships are accounted for by the equity method unless the Corporation’s interest is so “minor” that it may have virtually no influence over partnership operating and financial policies.
Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust preferred securities are not consolidated in the Corporation’s consolidated financial statements.
During the quarter ended March 31, 2011, the Corporation sold certain residential mortgage loans of Banco Popular North America that were reclassified from held-in-portfolio to held-for-sale in December 2010. The loans were sold at a better price than the price used to determine their fair value at the time of reclassification to the held-for-sale category. At the time of sale, the Corporation classified $13.8 million of the impact of the better price as a recovery of the original write-down which was booked as part of the activity in the allowance for loan losses. This included an out of period adjustment of $10.7 million since a portion of the sale was completed just prior to the release of the Corporation’s Form 10-K for the year ended December 31, 2010. After evaluating the quantitative and qualitative aspects of the misstatement and the out of period adjustment, management has determined that they are not material to the prior year financial statements and the current period, respectively. As part of the evaluation, management considered the fact that the quarter’s net income was impacted by a one-time adjustment of $103.3 million in income tax expense that resulted from a reduction in the Corporation’s net deferred tax asset due to a change in the marginal corporate income tax rate for Puerto Rico subsidiaries as described in Note 28 to the consolidated financial statements.
The consolidated interim financial statements have been prepared without audit. The consolidated statement of condition data at December 31, 2010 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.
Certain reclassifications have been made to the 2010 consolidated financial statements and notes to the financial statements to conform with the 2011 presentation.
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2010, included in the Corporation’s Form 10-K filed on March 1, 2011 (the “2010 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Nature of Operations
The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America.
Two major transactions effected in 2010 contribute to various significant changes in the Corporation’s financial results for the periods presented in these financial statements. First, on April 30, 2010, BPPR acquired certain assets and assumed certain deposits and liabilities of Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”). The transaction is referred to herein as the “Westernbank FDIC-assisted transaction”. Refer to Note 3 to the consolidated financial statements and to the Corporation’s 2010 Annual Report for information on this business combination. Assets subject to loss sharing agreements with the FDIC, including loans and other real estate owned, are labeled “covered” on the consolidated statements of condition and applicable notes to the consolidated financial statements. Loans acquired in the Westernbank FDIC-assisted transaction, except for credit cards, and other real estate owned are considered “covered” because the Corporation will be reimbursed for 80% of any future losses on these assets subject to the terms of the FDIC loss sharing agreements. Second, on September 30, 2010, the Corporation completed the sale of a 51% interest in EVERTEC, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”). The Corporation continues to hold the remaining 49% ownership interest in Carib Holdings (referred to as “EVERTEC”). Refer to the Corporation’s 2010 Annual Report for a description of the transaction. EVERTEC continues to service many of the Corporation’s subsidiaries’ system infrastructures and transactional processing businesses. Refer to Note 4 to these consolidated financial statements for information on the Corporation’s investment in EVERTEC, including related party transactions.
Note 2 — New Accounting Pronouncements:
FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Effective this quarter, it also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 has been effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and has not had an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 22 to the consolidated financial statements.
FASB Accounting Standards Update 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)
The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s consolidated statement of condition or results of operations for the quarter ended March 31, 2011.
FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)
The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and did not have an impact on the Corporation’s consolidated statements of condition or results of operations for the quarter ended March 31, 2011.
FASB Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”)
The FASB issued ASU 2011-02 in April 2011. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.
The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. This Update clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Specifically this Update (1) provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate; (2) includes examples for creditors to determine whether an insignificant delay in payment is considered a concession; (3) prohibits creditors from using the borrower’s effective rate test in ASC Subtopic 470-50 to evaluate whether a concession has been granted to the borrower; (4) adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and (5) ends the deferral of the additional disclosures about TDR activities required by ASU 2010-20 and requires public companies to begin providing these disclosures in the period of adoption.
For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. For purposes of measuring impairment for receivables that are newly considered impaired under the new guidance, an entity should apply the amendments prospectively in the first period of adoption and disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption.
The Corporation is evaluating the potential impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
FASB Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)
The FASB issued ASU 2011-03 in April 2011. The amendment of this ASU affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The ASU modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). This ASU does not affect other transfers of financial assets. ASC Topic 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over transferred financial assets.
Specifically, the amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.
The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application is not permitted.
The Corporation will be evaluating the potential impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

Note 3 — Business Combination:
Westernbank FDIC-assisted transaction
As indicated in Note 1 to these consolidated financial statements, on April 30, 2010, the Corporation’s Puerto Rico banking subsidiary, BPPR, acquired certain assets and assumed certain deposits and liabilities of Westernbank Puerto Rico from the FDIC, as receiver for Westernbank.
The following table presents the fair values of major classes of identifiable assets acquired and liabilities assumed by the Corporation at the acquisition date. The Corporation recorded goodwill of $87 million at acquisition.

	Book value prior to			As recorded by
	purchase accounting	Fair value	Additional	Popular, Inc. on
(In thousands)	adjustments	adjustments	consideration	April 30, 2010

Assets:
Cash and money market investments	$358,132	—	—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Loans	8,554,744	($3,354,287)	—	5,200,457
FDIC loss share indemnification asset	—	2,337,748	—	2,337,748
Covered other real estate owned	125,947	(73,867)	—	52,080
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the note issued to the FDIC)	—	—	$111,101	111,101
Other assets	44,926	—	—	44,926
Goodwill	—	86,841	—	86,841

Total assets	$9,142,359	($979,150)	$111,101	$8,274,310

Liabilities:
Deposits	$2,380,170	$11,465	—	$2,391,635
Note issued to the FDIC (including a premium of $12,411 resulting from the fair value adjustment)	—	—	$5,770,495	5,770,495
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	45,755	—	45,755
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$57,220	$5,822,995	$8,274,310

During the fourth quarter of 2010, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Westernbank FDIC-assisted transaction to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by refinements in credit loss assumptions because of new information that became available. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset.
The fair values assigned to the assets acquired and liabilities assumed are subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available, and thus, the recognized goodwill may increase or decrease.

The following table presents the principal changes in fair value as previously reported in Form 10-Qs filed during 2010 and the revised amounts recorded during the measurement period with general explanations of the major changes.

		April 30, 2010
	April 30, 2010	As previously
(In thousands)	As recasted [a]	reported [b]	Change

Assets:

Loans	$8,554,744	$8,554,744	—
Less: Discount	(3,354,287)	(4,293,756)	$939,469	[c]

Net loans	5,200,457	4,260,988	939,469
FDIC loss share indemnification asset	2,337,748	3,322,561	(984,813)	[d]
Goodwill	86,841	106,230	(19,389)
Other assets	649,264	670,419	(21,155)	[e]

Total assets	$8,274,310	$8,360,198	($85,888)

Liabilities:

Deposits	$2,391,635	$2,391,635	—
Note issued to the FDIC	5,770,495	5,769,696	$799	[f]
Equity appreciation instrument	52,500	52,500	—
Contingent liability on unfunded loan commitments	45,755	132,442	(86,687)	[g]
Other liabilities	13,925	13,925	—

Total liabilities	$8,274,310	$8,360,198	($85,888)

[a] Amounts reported include retrospective adjustments during the measurement period (ASC Topic 805) related to the Westernbank FDIC-assisted transaction.
[b] Amounts are presented as previously reported.
[c] Represents the increase in management’s best estimate of fair value mainly driven by lower expected future credit losses on the acquired loan portfolio based on facts and circumstances existent as of the acquisition date but known to management during the measurement period. The main factors that influenced the revised estimated credit losses included review of collateral, revised appraised values, and review of borrower’s payment capacity in more thorough due diligence procedures.
[d] This reduction is directly influenced by the reduction in estimated future credit losses as they are substantially covered by the FDIC under the 80% FDIC loss sharing agreements. The FDIC loss share indemnification asset decreased in a greater proportion than the reduction in the loan portfolio estimated future credit losses because of the true-up provision of the loss sharing agreement. As part of the agreement with the FDIC, the Corporation has agreed to make a true-up payment to the FDIC in the event losses on the loss sharing agreements fail to reach expected levels as determined under the criteria stipulated in the agreements. The true-up payment represents an estimated liability of $169 million for the recasted estimates, compared to an estimated liability of $50 million in the original reported estimates. This estimated liability is accounted for as part of the indemnification asset.
[e] Represents revisions to acquisition date estimated fair values of other real estate properties based on new appraisals obtained.
[f] Represents an increase in the premium on the note issued to the FDIC, also influenced by the cash flow streams impacted by the revised loan payment estimates.
[g] Reduction due to revised credit loss estimates and commitments.

The recasting did not impact financial results for the previously reported quarter ended March 31, 2010 as the acquisition was effected on April 30, 2010.

The following table depicts the principal changes in the consolidated statement of operations as a result of the recasting for retrospective adjustments for the quarters ended June 30, 2010 and September 30, 2010.

	As recasted	As reported		As recasted	As reported
	Quarter	Quarter		Quarter	Quarter
	ended	ended		ended	ended
	June 30,	June 30,		September 30,	September 30,
(In thousands)	2010	2010	Difference	2010	2010	Difference

Net interest income	$314,595	$278,976	$35,619	$356,778	$386,918	($30,140)

Provision for loan losses	202,258	202,258	—	215,013	215,013	—

Net interest income after provision for loan losses	112,337	76,718	35,619	141,765	171,905	(30,140)

Non-interest income	198,827	215,858	(17,031)	825,894	796,524	29,370

Operating expenses	328,416	328,416	—	371,541	371,547	(6)

(Loss) income before income tax	(17,252)	(35,840)	18,588	596,118	596,882	(764)

Income tax expense	27,237	19,988	7,249	102,032	102,388	(356)

Net (loss) income	($44,489)	($55,828)	$11,339	$494,086	$494,494	($408)

Note 4 — Related Party Transactions with Affiliated Company:
On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC and retained a 49% ownership interest. Refer to the Corporation’s 2010 Annual Report for details on this sale to an unrelated third-party.
The Corporation’s investment in EVERTEC, which is accounted for under the equity method, amounted to $203 million at March 31, 2011 (December 31, 2010 — $197 million), and is included as part of “other assets” in the consolidated statement of condition. The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The Corporation recognized a $1.9 million loss in other operating income for the period from January 1, 2011 through March 31, 2011 as part of its equity method investment in EVERTEC, which consisted of $11.8 million of the Corporation’s share in EVERTEC’s net income, partially offset by $13.7 million of intercompany income eliminations (investor-investee transactions at 49%). The unfavorable impact of the elimination in other operating income was offset by the elimination of 49% of the professional fees (expense) paid by the Corporation to EVERTEC during the same period. The Corporation did not receive any distributions from EVERTEC during the period from January 1, 2011 through March 31, 2011.
The following table presents the impact on the Corporation’s results of operations of transactions between the Corporation and EVERTEC (as an affiliate) for the period from January 1, 2011 through March 31, 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, the Corporation eliminates 49% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statement of operations and the net effect of all items at 49% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC. The 51% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations.

(In thousands)	100%	51% majority interest	Category

Interest income on loan to EVERTEC	$1,056	$538	Interest income
Interest income on investment securities issued by EVERTEC	963	491	Interest income
Interest expense on deposits	(295)	(150)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,793	3,465	Other service fees
Processing fees on services provided by EVERTEC	(38,678)	(19,726)	Professional fees
Rental income charged to EVERTEC	1,807	921	Net occupancy
Transition services provided to EVERTEC	369	188	Other operating expenses

The Corporation had the following financial condition accounts outstanding with EVERTEC at March 31, 2011. The 51% majority interest in the tables that follow represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of condition.

	At March 31, 2011
(In thousands)	100%	51% majority interest	Category

Loans	$57,459	$29,304	Loans
Investment securities	35,000	17,850	Investment securities
Deposits	50,846	25,932	Deposits
Accounts receivables	3,709	1,891	Other assets
Accounts payable	17,078	8,710	Other liabilities

	At December 31, 2010
(In thousands)	100%	51% majority interest	Category

Loans	$58,126	$29,644	Loans
Investment securities	35,000	17,850	Investment securities
Deposits	38,761	19,768	Deposits
Accounts receivables	3,922	2,000	Other assets
Accounts payable	17,416	8,882	Other liabilities

Prior to the EVERTEC sale transaction on September 30, 2010, EVERTEC had certain performance bonds outstanding, which were guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. The Corporation agreed to maintain, for a 5-year period following September 30, 2010, the guarantee of the performance bonds. The EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $10.4 million at March 31, 2011. Also, EVERTEC had an existing letter of credit issued by BPPR, for an amount of $2.9 million. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.
Furthermore, under the terms of the sale of EVERTEC, the Corporation was required for a period of twelve months following September 30, 2010 to sell its equity interests in Serfinsa and Consorcio de Tarjetas Dominicanas, S.A (“CONTADO”) to EVERTEC, subject to complying with certain rights of first refusal in favor of the Serfinsa and CONTADO shareholders. During the quarter ended March 31, 2011, the Corporation sold its equity interest in CONTADO to CONTADO shareholders and EVERTEC and recognized a gain of $16.7 million, net of tax, upon the sale. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010. The Corporation continues to hold the equity investment in Serfinsa, which book value approximated $340 thousand at March 31, 2011 (December 31, 2010 — $1.8 million).
Note 5 — Restrictions on Cash and Due from Banks and Certain Securities:
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York or other banks. Those required average reserve balances were approximately $843 million at March 31, 2011 (December 31, 2010 — $835 million; March 31, 2010 — $753 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.
As required by the Puerto Rico International Banking Center Law, at March 31, 2011, December 31, 2010 and March 31, 2010, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally split for the two IBEs, which were considered restricted assets.
At March 31, 2010, as part of a line of credit facility with a financial institution, the Corporation was required to have restricted cash of $1 million as collateral for the line of credit. This restriction expired in July 2010.
At March 31, 2011, December 31, 2010 and March 31, 2010, the Corporation maintained restricted cash of $5 million to support a letter of credit. The cash is being held in an interest-bearing money market account.

At March 31, 2011 and December 31, 2010, the Corporation maintained restricted cash of $1 million that represents funds deposited in an escrow account which are guaranteeing possible liens or encumbrances over the title and insured properties.
At March 31, 2011, the Corporation maintained restricted cash of $14 million to comply with the requirements of the credit card networks (December 31, 2010 — $12 million).
Note 6 — Pledged Assets:
Certain securities, loans and other real estate owned were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available, derivative positions, loan servicing agreements and the loss sharing agreements with the FDIC. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Investment securities available-for-sale, at fair value	$1,529,464	$1,867,249	$1,873,545
Investment securities held-to-maturity, at amortized cost	49,734	25,770	125,770
Loans held-for-sale measured at lower of cost or fair value	2,638	2,862	2,507
Loans held-in-portfolio covered under loss sharing agreement with the FDIC	4,634,499	4,787,002	—
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	9,897,243	9,695,200	8,374,460
Other real estate covered under loss sharing agreements with the FDIC	65,562	57,565	—

Total pledged assets	$16,179,140	$16,435,648	$10,376,282

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of condition.
At March 31, 2011, investment securities available-for-sale and held-to-maturity totaling $1.0 billion, and loans of $0.7 billion, served as collateral to secure public funds (December 31, 2010 — $1.3 billion and $0.5 million, respectively; March 31, 2010 — $1.5 billion of investment securities available-for-sale and held-to-maturity).
The Corporation’s banking subsidiaries have the ability to borrow funds from the Federal Home Loan Bank of New York (“FHLB”) and from the Federal Reserve Bank of New York (“Fed”). At March 31, 2011, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.7 billion (December 31, 2010 — $1.6 billion; March 31, 2010 — $1.9 billion). Refer to Note 16 to the consolidated financial statements for borrowings outstanding under these credit facilities. At March 31, 2011, the credit facilities authorized with the FHLB were collateralized by $3.7 billion in loans held-in-portfolio (December 31, 2010 — $3.8 billion; March 31, 2010 — $3.2 billion in loans-held-in portfolio and investment securities available-for-sale). Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Fed discount window of $2.8 billion (December 31, 2010 — $2.7 billion; March 31, 2010 — $3.4 billion), which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2011, the credit facilities with the Fed discount window were collateralized by $5.5 billion in loans held-in-portfolio (December 31, 2010 — $5.4 billion; March 31, 2010 — $5.2 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition at March 31, 2011.
Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $4.7 billion at March 31, 2011 (December 31, 2010 — $4.8 billion), serve as collateral to secure the note issued to the FDIC. Refer to Note 16 to the consolidated financial statements for descriptive information on the note issued to the FDIC.

Note 7 — Investment Securities Available-For-Sale:
The following table presents the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at March 31, 2011, December 31, 2010 and March 31, 2010.

	At March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$7,003	$98	—	$7,101	1.50%
After 5 to 10 years	28,505	2,076	—	30,581	3.81

Total U.S. Treasury securities	35,508	2,174	—	37,682	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	230,290	906	$921	230,275	2.95
After 1 to 5 years	1,005,737	45,685	92	1,051,330	3.73
After 5 to 10 years	180,000	—	518	179,482	2.66

Total obligations of U.S. Government sponsored entities	1,416,027	46,591	1,531	1,461,087	3.47

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,357	10	—	10,367	3.92
After 1 to 5 years	15,753	255	6	16,002	4.52
After 5 to 10 years	20,765	35	167	20,633	5.07
After 10 years	5,505	62	—	5,567	5.28

Total obligations of Puerto Rico, States and political subdivisions	52,380	362	173	52,569	4.70

Collateralized mortgage obligations — federal agencies
Within 1 year	35	—	—	35	3.36
After 1 to 5 years	1,737	88	—	1,825	4.76
After 5 to 10 years	91,067	1,019	865	91,221	2.47
After 10 years	1,487,274	28,001	1,011	1,514,264	2.94

Total collateralized mortgage obligations — federal agencies	1,580,113	29,108	1,876	1,607,345	2.91

Collateralized mortgage obligations — private label
After 5 to 10 years	8,109	13	90	8,032	0.86
After 10 years	73,612	51	4,547	69,116	2.30

Total collateralized mortgage obligations — private label	81,721	64	4,637	77,148	2.16

Mortgage — backed securities
Within 1 year	633	51	—	684	5.35
After 1 to 5 years	13,444	519	4	13,959	3.98
After 5 to 10 years	164,579	10,230	8	174,801	4.71
After 10 years	2,143,295	81,696	967	2,224,024	4.25

Total mortgage — backed securities	2,321,951	92,496	979	2,413,468	4.28

Equity securities (without contractual maturity)	8,722	968	256	9,434	3.43

Other
After 5 to 10 years	17,850	2,363	—	20,213	11.00
After 10 years	7,473	—	78	7,395	3.62

Total other	25,323	2,363	78	27,608	8.82

Total investment securities available-for-sale	$5,521,745	$174,126	$9,530	$5,686,341	3.67%

	At December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$7,001	$122	—	$7,123	1.50%
After 5 to 10 years	28,676	2,337	—	31,013	3.81

Total U.S. Treasury securities	35,677	2,459	—	38,136	3.36

Obligations of U.S. Government sponsored entities
Within 1 year	153,738	2,043	—	155,781	3.39
After 1 to 5 years	1,000,955	53,681	$661	1,053,975	3.72
After 5 to 10 years	1,512	36	—	1,548	6.30

Total obligations of U.S. Government sponsored entities	1,156,205	55,760	661	1,211,304	3.68

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,404	19	—	10,423	3.92
After 1 to 5 years	15,853	279	5	16,127	4.52
After 5 to 10 years	20,765	43	194	20,614	5.07
After 10 years	5,505	52	19	5,538	5.28

Total obligations of Puerto Rico, States and political subdivisions	52,527	393	218	52,702	4.70

Collateralized mortgage obligations — federal agencies
Within 1 year	77	1	—	78	3.88
After 1 to 5 years	1,846	105	—	1,951	4.77
After 5 to 10 years	107,186	1,507	936	107,757	2.50
After 10 years	1,096,271	32,248	11	1,128,508	2.87

Total collateralized mortgage obligations — federal agencies	1,205,380	33,861	947	1,238,294	2.84

Collateralized mortgage obligations — private label
After 5 to 10 years	10,208	31	158	10,081	1.20
After 10 years	79,311	78	4,532	74,857	2.29

Total collateralized mortgage obligations — private label	89,519	109	4,690	84,938	2.17

Mortgage — backed securities
Within 1 year	2,983	101	—	3,084	3.62
After 1 to 5 years	15,738	649	3	16,384	3.98
After 5 to 10 years	170,662	10,580	3	181,239	4.71
After 10 years	2,289,210	86,870	632	2,375,448	4.26

Total mortgage — backed securities	2,478,593	98,200	638	2,576,155	4.29

Equity securities (without contractual maturity)	8,722	855	102	9,475	3.43

Other
After 5 to 10 years	17,850	262	—	18,112	10.98
After 10 years	7,805	—	69	7,736	3.62

Total other	25,655	262	69	25,848	8.74

Total investment securities available-for-sale	$5,052,278	$191,899	$7,325	$5,236,852	3.78%

	At March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
After 1 to 5 years	$56,767	—	$81	$56,686	1.53%
After 5 to 10 years	29,193	$1,349	—	30,542	3.80

Total U.S. Treasury securities	85,960	1,349	81	87,228	2.30

Obligations of U.S. Government sponsored entities
Within 1 year	338,331	5,017	—	343,348	3.67
After 1 to 5 years	1,247,333	59,077	385	1,306,025	3.65
After 5 to 10 years	27,812	473	—	28,285	4.96
After 10 years	26,886	718	—	27,604	5.68

Total obligations of U.S. Government sponsored entities	1,640,362	65,285	385	1,705,262	3.71

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5	—	—	5	3.77
After 1 to 5 years	22,166	54	2	22,218	4.08
After 5 to 10 years	50,909	254	2,589	48,574	5.08
After 10 years	7,840	111	—	7,951	5.27

Total obligations of Puerto Rico, States and political subdivisions	80,920	419	2,591	78,748	4.82

Collateralized mortgage obligations — federal agencies
After 1 to 5 years	5,232	171	—	5,403	4.59
After 5 to 10 years	111,222	1,894	114	113,002	2.71
After 10 years	1,335,392	25,982	2,248	1,359,126	2.96

Total collateralized mortgage obligations — federal agencies	1,451,846	28,047	2,362	1,477,531	2.95

Collateralized mortgage obligations — private label
After 5 to 10 years	18,757	19	573	18,203	2.07
After 10 years	98,289	187	7,330	91,146	2.48

Total collateralized mortgage obligations — private label	117,046	206	7,903	109,349	2.41

Mortgage-backed securities
Within 1 year	25,679	356	—	26,035	3.46
After 1 to 5 years	22,885	624	1	23,508	3.97
After 5 to 10 years	194,798	10,822	8	205,612	4.81
After 10 years	2,767,080	49,182	2,905	2,813,357	4.36

Total mortgage-backed securities	3,010,442	60,984	2,914	3,068,512	4.38

Equity securities	8,959	580	423	9,116	3.28

Total investment securities available-for-sale	$6,395,535	$156,870	$16,659	$6,535,746	3.82%

The weighted average yield on investment securities available-for-sale is based on amortized cost; therefore, it does not give effect to changes in fair value.
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
There were no securities sold during the quarters ended March 31, 2011 and 2010.

The following table presents the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011, December 31, 2010 and March 31, 2010.

			At March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government sponsored entities	$304,080	$1,531	—	—	$304,080	$1,531
Obligations of Puerto Rico, States and political subdivisions	18,138	167	$301	$6	18,439	173
Collateralized mortgage obligations — federal agencies	345,887	1,876	—	—	345,887	1,876
Collateralized mortgage obligations — private label	21,678	252	46,424	4,385	68,102	4,637
Mortgage backed securities	35,010	714	9,185	265	44,195	979
Equity securities	3,798	169	51	87	3,849	256
Other	7,395	78	—	—	7,395	78

Total investment securities available-for-sale in an unrealized loss position	$735,986	$4,787	$55,961	$4,743	$791,947	$9,530

			At December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government sponsored entities	$24,284	$661	—	—	$24,284	$661
Obligations of Puerto Rico, States and political subdivisions	19,357	213	$303	$5	19,660	218
Collateralized mortgage obligations — federal agencies	40,212	945	2,505	2	42,717	947
Collateralized mortgage obligations — private label	21,231	292	52,302	4,398	73,533	4,690
Mortgage backed securities	33,261	406	9,257	232	42,518	638
Equity securities	3	8	43	94	46	102
Other	7,736	69	—	—	7,736	69

Total investment securities available-for-sale in an unrealized loss position	$146,084	$2,594	$64,410	$4,731	$210,494	$7,325

				At March 31, 2010
	Less than 12 months			12 months or more	Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities	$56,686	$81	—	—	$56,686	$81
Obligations of U.S. government sponsored entities	104,722	385	—	—	104,722	385
Obligations of Puerto Rico, States and political subdivisions	10,229	2	$41,420	$2,589	51,649	2,591
Collateralized mortgage obligations — federal agencies	179,958	1,474	177,065	888	357,023	2,362
Collateralized mortgage obligations — private label	204	11	91,374	7,892	91,578	7,903
Mortgage backed securities	631,327	2,855	3,191	59	634,518	2,914
Equity securities	3,292	65	3,944	358	7,236	423

Total investment securities available-for-sale in an unrealized loss position	$986,418	$4,873	$316,994	$11,786	$1,303,412	$16,659

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
At March 31, 2011, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At March 31, 2011, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at March 31, 2011. During the quarter ended March 31, 2011, the Corporation did not record any other-than-temporary impairment losses on equity securities. Management has the intent and ability to hold the investments in equity securities that are at a loss position at March 31, 2011 for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized losses associated with “Collateralized mortgage obligations — private label” are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At March 31, 2011, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at March 31, 2011, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at March 31, 2011, thus management expects to recover the amortized cost basis of the securities.
The following table states the name of issuers, and the aggregate amortized cost and fair value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), in which the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities backed by the full faith and credit of the U.S. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	March 31, 2011		December 31, 2010		March 31, 2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FNMA	$1,029,936	$1,057,977	$757,812	$789,838	$1,043,826	$1,070,275
FHLB	1,003,317	1,047,747	1,003,395	1,056,549	1,379,524	1,441,839
Freddie Mac	977,365	993,342	637,644	654,495	816,939	833,476

Note 8 — Investment Securities Held-to-Maturity:
The following table presents the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2011, December 31, 2010 and March 31, 2010.

		At March 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$24,734	—	—	$24,734	0.02%

Total U.S. Treasury securities	24,734	—	—	24,734	0.02

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,235	$30	—	2,265	5.56
After 1 to 5 years	15,973	356	—	16,329	4.19
After 5 to 10 years	18,340	94	$264	18,170	5.97
After 10 years	54,154	6,695	1,325	59,524	4.13

Total obligations of Puerto Rico, States and political subdivisions	90,702	7,175	1,589	96,288	4.55

Collateralized mortgage obligations — private label
After 10 years	170	—	9	161	5.45

Total collateralized mortgage obligations — private label	170	—	9	161	5.45

Other
Within 1 year	1,250	—	—	1,250	0.96
After 1 to 5 years	25,250	133	—	25,383	3.47

Total other	26,500	133	—	26,633	3.35

Total investment securities held-to-maturity	$142,106	$7,308	$1,598	$147,816	3.54%

		At December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,873	—	$1	$25,872	0.11%

Total U.S. Treasury securities	25,873	—	1	25,872	0.11

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,150	$6	—	2,156	5.33
After 1 to 5 years	15,529	333	—	15,862	4.10
After 5 to 10 years	17,594	115	268	17,441	5.96
After 10 years	56,702	—	1,649	55,053	4.25

Total obligations of Puerto Rico, States and political subdivisions	91,975	454	1,917	90,512	4.58

Collateralized mortgage obligations — private label
After 10 years	176	—	10	166	5.45

Total collateralized mortgage obligations — private label	176	—	10	166	5.45

Other
Within 1 year	4,080	—	—	4,080	1.15
After 1 to 5 years	250	—	7	243	1.20

Total other	4,330	—	7	4,323	1.15

Total investment securities held-to-maturity	$122,354	$454	$1,935	$120,873	3.51%

			At March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair	Weighted Average
(In thousands)	Cost	Gains	Losses	Value	Yield

U.S. Treasury securities
Within 1 year	$25,783	—	$5	$25,778	0.22%

Total U.S. Treasury securities	25,783	—	5	25,778	0.22

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,110	$27	—	7,137	2.12
After 1 to 5 years	109,820	431	—	110,251	5.52
After 5 to 10 years	17,808	71	352	17,527	5.94
After 10 years	46,050	—	1,906	44,144	3.88

Total obligations of Puerto Rico, States and political subdivisions	180,788	529	2,258	179,059	5.01

Collateralized mortgage obligations — private label
After 10 years	215	—	12	203	5.45

Total collateralized mortgage obligations — private label	215	—	12	203	5.45

Other
Within 1 year	1,560	—	—	1,560	2.38
After 1 to 5 years	1,250	—	—	1,250	0.84

Total other	2,810	—	—	2,810	1.69

Total investment securities held-to-maturity	$209,596	$529	$2,275	$207,850	4.38%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.
The following table presents the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011, December 31, 2010 and March 31, 2010:

			At March 31, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross
	Fair	unrealized	Fair	Unrealized	Fair	Gross
(In thousands)	Value	Losses	Value	Losses	Value	Unrealized Losses

Obligations of Puerto Rico, States and political subdivisions	$26,407	$567	$30,808	$1,022	$57,215	$1,589
Collateralized mortgage obligations — private label	—	—	161	9	161	9

Total investment securities held-to-maturity in an unrealized loss position	$26,407	$567	$30,969	$1,031	$57,376	$1,598

			At December 31, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross
	Fair	unrealized	Fair	Unrealized	Fair	Gross
(In thousands)	Value	Losses	Value	Losses	Value	unrealized Losses

U.S. Treasury securities	$25,872	$1	—	—	$25,872	$1
Obligations of Puerto Rico, States and political subdivisions	51,995	1,915	$773	$2	52,768	1,917
Collateralized mortgage obligations — private label	—	—	166	10	166	10
Other	243	7	—	—	243	7

Total investment securities held-to-maturity in an unrealized loss position	$78,110	$1,923	$939	$12	$79,049	$1,935

			At March 31, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross
	Fair	unrealized	Fair	Unrealized	Fair	Gross
(In thousands)	Value	Losses	Value	Losses	Value	unrealized Losses

U.S. Treasury securities	$25,778	$5	—	—	$25,778	$5
Obligations of Puerto Rico, States and political subdivisions	23,186	1,529	$33,066	$729	56,252	2,258
Collateralized mortgage obligations — private label	—	—	203	12	203	12

Total investment securities held-to-maturity in an unrealized loss position	$48,964	$1,534	$33,269	$741	$82,233	$2,275

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.
The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2011 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at March 31, 2011 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at March 31, 2011. At March 31, 2011, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.
Note 9 — Loans:
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
For a summary of the accounting policy related to loans and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in the Corporation’s 2010 Annual Report.
The following tables present the composition of loans held-in-portfolio (“HIP”) at March 31, 2011 and December 31, 2010.

	Non-covered loans at	Covered loans at	Total loans HIP at
(In thousands)	March 31, 2011	March 31, 2011	March 31, 2011

Commercial real estate	$6,881,089	$2,403,395	$9,284,484
Commercial and industrial	4,243,242	305,735	4,548,977
Construction	439,399	621,187	1,060,586
Mortgage	4,895,697	1,247,476	6,143,173
Lease financing	693,506	—	693,506
Consumer:
Credit cards	1,107,437	—	1,107,437
Home equity lines of credit	614,753	—	614,753
Personal	1,156,512	—	1,156,512
Auto	505,242	—	505,242
Other	244,672	151,757	396,429

Total loans held-in-portfolio [a]	$20,781,549	$4,729,550	$25,511,099

[a] Loans held-in-portfolio at March 31, 2011 exclude $105 million in unearned income and $570 million in loans held-for-sale.

	Non-covered loans at	Covered loans at	Total loans HIP at
(In thousands)	December 31, 2010	December 31, 2010	December 31, 2010

Commercial real estate	$7,006,676	$2,463,549	$9,470,225
Commercial and industrial	4,386,809	303,632	4,690,441
Construction	500,851	640,492	1,141,343
Mortgage	4,524,748	1,259,459	5,784,207
Lease financing	705,776	—	705,776
Consumer:
Credit cards	1,132,308	—	1,132,308
Home equity lines of credit	503,761	—	503,761
Personal	1,236,068	—	1,236,068
Auto	568,360	—	568,360
Other	268,919	169,750	438,669

Total loans held-in-portfolio [a]	$20,834,276	$4,836,882	$25,671,158

[a] Loans held-in-portfolio at December 31, 2010 exclude $106 million in unearned income and $894 million in loans held-for-sale.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2011 and December 31, 2010 by main loan categories.

(In thousands)	March 31, 2011	December 31, 2010

Commercial	$61,276	$60,528
Construction	392,113	412,744
Mortgage	116,289	420,666

Total	$569,678	$893,938

Non-covered loans
The following tables present non-covered loans held-in-portfolio that are in non-performing status and accruing loans past due 90 days or more by loan class at March 31, 2011 and December 31, 2010. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include certain residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.

	At March 31, 2011
	Puerto Rico		USA		Popular, Inc.
				Accruing		Accruing
		Accruing		loans past due		loans past
	Non-accrual	loans past due	Non-accrual	90 days or	Non-accrual	due 90 days
(In thousands)	loans	90 days or more	loans	more	loans	or more

Commercial real estate	$364,037	—	$178,755	—	$542,792	—
Commercial and industrial	162,893	—	46,653	—	209,546	—
Construction	57,176	—	166,983	—	224,159	—
Mortgage	573,011	$289,325	26,350	—	599,361	$289,325
Leasing	5,151	—	161	—	5,312	—
Consumer:
Credit cards	—	30,117	—	—	—	30,117
Home equity lines of credit	510	—	17,431	—	17,941	—
Personal	21,737	—	1,028	—	22,765	—
Auto	4,868	—	100	—	4,968	—
Other	7,544	1,341	752	—	8,296	1,341

Total [a]	$1,196,927	$320,783	$438,213	—	$1,635,140	$320,783

[a] For purposes of this table non-performing loans exclude $465 million in non-performing loans held-for-sale.

	At December 31, 2010
	Puerto Rico		USA		Popular, Inc.
		Accruing		Accruing		Accruing
		loans past due		loans past due		loans past
	Non-accrual	90 days or	Non-accrual	90 days or	Non-accrual	due 90 days
(In thousands)	loans	more	loans	more	loans	or more

Commercial real estate	$370,677	—	$182,456	—	$553,133	—
Commercial and industrial	114,792	—	57,102	—	171,894	—
Construction	64,678	—	173,876	—	238,554	—
Mortgage	518,446	$292,387	23,587	—	542,033	$292,387
Leasing	5,674	—	263	—	5,937	—
Consumer:
Credit cards	—	33,514	—	—	—	33,514
Home equity lines of credit	—	—	17,562	—	17,562	—
Personal	22,816	—	5,369	—	28,185	—
Auto	7,528	—	135	—	7,663	—
Other	6,892	1,442	—	—	6,892	1,442

Total [a]	$1,111,503	$327,343	$460,350	—	$1,571,853	$327,343

[a] For purposes of this table non-performing loans exclude $672 million in non-performing loans held-for-sale.

At March 31, 2011 and December 31, 2010, non-covered loans held-in-portfolio on which the accrual of interest income had been discontinued amounted to $1.6 billion. Non-accruing loans at March 31, 2011 include $54 million (December 31, 2010 — $60 million) in consumer loans.
The following tables present loans by past due status at March 31, 2011 and December 31, 2010 for non-covered loans held-in-portfolio (net of unearned income).

March 31, 2011
Puerto Rico
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	Puerto Rico

Commercial real estate	$80,014	$7,787	$364,037	$451,838	$3,178,648	$3,630,486
Commercial and industrial	110,536	16,017	162,893	289,446	2,742,654	3,032,100
Construction	8,115	—	57,176	65,291	83,998	149,289
Mortgage	231,741	46,424	862,336	1,140,501	2,890,679	4,031,180
Leasing	11,523	2,053	5,151	18,727	547,154	565,881
Consumer:
Credit cards	14,316	10,859	30,117	55,292	1,038,644	1,093,936
Home equity lines of credit	179	250	510	939	22,717	23,656
Personal	19,092	11,906	21,737	52,735	944,834	997,569
Auto	21,417	4,946	4,868	31,231	467,818	499,049
Other	3,679	1,508	8,885	14,072	224,573	238,645

Total	$500,612	$101,750	$1,517,710	$2,120,072	$12,141,719	$14,261,791

March 31, 2011
USA
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	USA

Commercial real estate	$107,661	$4,434	$178,755	$290,850	$2,959,753	$3,250,603
Commercial and industrial	30,213	10,496	46,653	87,362	1,123,780	1,211,142
Construction	4,440	—	166,983	171,423	118,687	290,110
Mortgage	45,801	7,226	26,350	79,377	785,125	864,502
Leasing	658	233	161	1,052	25,158	26,210
Consumer:
Credit cards	259	281	—	540	12,961	13,501
Home equity lines of credit	7,124	4,697	17,431	29,252	561,839	591,091
Personal	6,594	1,212	1,028	8,834	150,109	158,943
Auto	132	29	100	261	5,928	6,189
Other	13	8	752	773	1,934	2,707

Total	$202,895	$28,616	$438,213	$669,724	$5,745,274	$6,414,998

March 31, 2011
Popular, Inc.
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	Popular, Inc.

Commercial real estate	$187,675	$12,221	$542,792	$742,688	$6,138,401	$6,881,089
Commercial and industrial	140,749	26,513	209,546	376,808	3,866,434	4,243,242
Construction	12,555	—	224,159	236,714	202,685	439,399
Mortgage	277,542	53,650	888,686	1,219,878	3,675,804	4,895,682
Leasing	12,181	2,286	5,312	19,779	572,312	592,091
Consumer:
Credit cards	14,575	11,140	30,117	55,832	1,051,605	1,107,437
Home equity lines of credit	7,303	4,947	17,941	30,191	584,556	614,747
Personal	25,686	13,118	22,765	61,569	1,094,943	1,156,512
Auto	21,549	4,975	4,968	31,492	473,746	505,238
Other	3,692	1,516	9,637	14,845	226,507	241,352

Total	$703,507	$130,366	$1,955,923	$2,789,796	$17,886,993	$20,676,789

December 31, 2010
Puerto Rico
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	Puerto Rico

Commercial real estate	$47,064	$25,547	$370,677	$443,288	$3,412,310	$3,855,598
Commercial and industrial	34,703	23,695	114,792	173,190	2,688,228	2,861,418
Construction	6,356	3,000	64,678	74,034	94,322	168,356
Mortgage	188,468	83,789	810,833	1,083,090	2,566,610	3,649,700
Leasing	10,737	2,274	5,674	18,685	554,102	572,787
Consumer:
Credit cards	16,073	12,758	33,514	62,345	1,054,081	1,116,426
Personal	21,004	11,830	22,816	55,650	965,610	1,021,260
Auto	22,076	5,301	7,528	34,905	459,745	494,650
Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$350,280	$169,512	$1,438,846	$1,958,638	12,047,056	$14,005,694

December 31, 2010
USA
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	USA

Commercial real estate	$68,903	$10,322	$182,456	$261,681	$2,889,397	$3,151,078
Commercial and industrial	30,372	15,079	57,102	102,553	1,422,838	1,525,391
Construction	30,105	292	173,876	204,273	128,222	332,495
Mortgage	38,550	12,751	23,587	74,888	800,134	875,022
Leasing	1,008	224	263	1,495	28,711	30,206
Consumer:
Credit cards	343	357	—	700	15,182	15,882
Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353
Personal	5,559	2,689	5,369	13,617	201,190	214,807
Auto	375	98	135	608	8,499	9,107

Total	$181,331	$48,685	$460,350	$690,366	$6,031,975	$6,722,341

December 31, 2010
Popular, Inc.
	Past Due					Loans held-
	30-59	60-89		Total		in-portfolio
(In thousands)	Days	Days	90 Days or More	Past Due	Current	Popular, Inc.

Commercial real estate	$115,967	$35,869	$553,133	$704,969	$6,301,707	$7,006,676
Commercial and industrial	65,075	38,774	171,894	275,743	4,111,066	4,386,809
Construction	36,461	3,292	238,554	278,307	222,544	500,851
Mortgage	227,018	96,540	834,420	1,157,978	3,366,744	4,524,722
Leasing	11,745	2,498	5,937	20,180	582,813	602,993
Consumer:
Credit cards	16,416	13,115	33,514	63,045	1,069,263	1,132,308
Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353
Personal	26,563	14,519	28,185	69,267	1,166,800	1,236,067
Auto	22,451	5,399	7,663	35,513	468,244	503,757
Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$531,611	$218,197	$1,899,196	$2,649,004	$18,079,031	$20,728,035

Covered loans
Covered loans acquired in the Westernbank FDIC-assisted transaction, except for lines of credit with revolving privileges, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation measures additional losses for this portfolio when it is probable the Corporation will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Lines of credit with revolving privileges that were acquired as part of the Westernbank FDIC-assisted transaction are accounted under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income. Loans accounted for under ASC Subtopic 310-20 are placed on non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.

The following table presents covered loans in non-performing status and accruing loans past due 90 days or more by loan class at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
		Accruing loans past due		Accruing loans past
(In thousands)	Non-accrual loans	90 days or more	Non-accrual loans	due 90 days or more

Commercial real estate	$6,065	$383	$14,172	—
Commercial and industrial	6,146	549	10,635	$60
Construction	700	2,551	1,168	—
Mortgage	602	6,917	—	8,648
Consumer	—	1,210	—	2,308

Total [a]	$13,513	$11,610	$25,975	$11,016

[a] Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
The following tables present loans by past-due status at March 31, 2011 and December 31, 2010 for covered loans held-in-portfolio (net of unearned income). The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2011
Covered Loans
	Past Due					Covered
	30-59	60-89	90 Days	Total		loans held-in-
(In thousands)	Days	Days	or More	Past Due	Current	portfolio

Commercial real estate	$138,542	$55,144	$475,774	$669,460	$1,733,935	$2,403,395
Commercial and industrial	6,429	4,355	24,353	35,137	270,598	305,735
Construction	13,574	4,822	466,936	485,332	135,855	621,187
Mortgage	58,685	17,887	189,757	266,329	981,146	1,247,475
Consumer	7,885	3,931	16,347	28,163	123,595	151,758

Total covered loans	$225,115	$86,139	$1,173,167	$1,484,421	$3,245,129	$4,729,550

December 31, 2010
Covered Loans
	Past Due					Covered
	30-59	60-89	90 Days	Total		loans held-in-
(In thousands)	Days	Days	or More	Past Due	Current	portfolio

Commercial real estate	$108,244	$89,403	$434,956	$632,603	$1,830,946	$2,463,549
Commercial and industrial	12,091	5,491	32,585	50,167	253,465	303,632
Construction	23,445	11,906	351,386	386,737	253,755	640,492
Mortgage	80,978	34,897	119,745	235,620	1,023,839	1,259,459
Consumer	8,917	4,483	14,612	28,012	141,738	169,750

Total covered loans	$233,675	$146,180	$953,284	$1,333,139	$3,503,743	$4,836,882

Acquired loans in an FDIC-assisted transaction
The following table presents loans acquired as part of the Westernbank FDIC-assisted transaction accounted for pursuant to ASC Subtopic 310-30 at the April 30, 2010 acquisition date. The information presented includes loans determined to be impaired at the time of acquisition (“credit impaired loans”), and loans that were considered to be performing at the acquisition date and are accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”). Refer to Note 1 to the consolidated financial statements and the Critical Accounting Policies / Estimates section of the 2010 Annual Report for a description of the Corporation’s significant accounting policies related to acquired loans and criteria considered by management to apply ASC 310-30 by analogy to non-credit impaired loans.

	April 30, 2010 (As recasted)
(In thousands)	Non-credit Impaired Loans	Credit Impaired Loans	Total

Contractually-required principal and interest	$7,855,033	$1,995,580	$9,850,613
Non-accretable difference	2,154,542	1,248,365	3,402,907

Cash flows expected to be collected	5,700,491	747,215	6,447,706
Accretable yield	1,487,634	50,425	1,538,059

Fair value of loans accounted for under
ASC Subtopic 310-30	$4,212,857	$696,790	$4,909,647

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments. The unpaid principal balance of the acquired loans from the Westernbank FDIC-assisted transaction that are accounted for under ASC Subtopic 310-30 amounted to $8.1 billion at the April 30, 2010 transaction date.
The carrying amount of the loans acquired as part of the Westernbank FDIC-assisted transaction at March 31, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following tables.

	March 31, 2011			December 31, 2010
	Carrying amount			Carrying amount
	Non-credit	Credit		Non-credit	Credit
	Impaired	Impaired		Impaired	Impaired
(In thousands)	Loans	Loans	Total	Loans	Loans	Total

Commercial real estate	$2,087,064	$232,529	$2,319,593	$2,133,600	$247,654	$2,381,254
Commercial and industrial	117,544	3,810	121,354	117,869	8,257	126,126
Construction	317,503	299,135	616,638	341,866	292,341	634,207
Mortgage	1,138,173	88,743	1,226,916	1,156,879	87,062	1,243,941
Consumer	128,366	10,629	138,995	144,165	10,235	154,400

Carrying amount	$3,788,650	$634,846	$4,423,496	$3,894,379	$645,549	$4,539,928
Less: Allowance for loan losses	—	5,297	5,297	—	—	—

Carrying amount, net of allowance	$3,788,650	$629,549	$4,418,199	$3,894,379	$645,549	$4,539,928

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $7.6 billion at March 31, 2011 (December 31, 2010 — $7.7 billion). At March 31, 2011, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction at and for the year ended December 31, 2010 and at and for the quarter ended March 31, 2011, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

	Non-credit impaired loans		Credit impaired loans		Total
		Carrying		Carrying		Carrying
	Accretable	amount of	Accretable	amount	Accretable	amount
(In thousands)	yield	loans	yield	of loans	yield	of loans

Balance at January 1, 2010	—	—	—	—	—	—
Additions [1]	$1,487,634	$4,212,857	$50,425	$696,790	$1,538,059	$4,909,647
Accretion	(179,707)	179,707	(27,244)	27,244	(206,951)	206,951
Collections	—	(498,185)	—	(78,485)	—	(576,670)

Balance at December 31, 2010	$1,307,927	$3,894,379	$23,181	$645,549	$1,331,108	$4,539,928
Accretion	(63,418)	63,418	(9,514)	9,514	(72,932)	72,932
Decrease in cash flow estimates	—	—	—	(9,127)	—	(9,127)
Collections	—	(169,147)	—	(16,387)	—	(185,534)

Balance at March 31, 2011, net of allowance for loan losses	$1,244,509	$3,788,650	$13,667	$629,549	$1,258,176	$4,418,199

[1]	Amount presented in the “Carrying amount of loans” column represents the estimated fair value of the loans at the date of acquisition.
Note: There were no reclassifications from non-accretable difference to accretable yield from April 30, 2010 to March 31, 2011.

During the quarter ended March 31, 2011, the Corporation recorded an allowance for loan losses related to the acquired covered loans that are accounted for under ASC Subtopic 310-30 as one pool reflected higher than expected credit deterioration. The following table provides the activity in the allowance for loan losses related to these acquired loans for the first quarter of 2011.

(In thousands)	Credit Impaired Loans

Balance at beginning of period	—
Provision for loan losses	$9,127
Charge-offs	(3,830)
Recoveries	—

Balance at end of period	$5,297

There was no need to record an allowance for loan losses related to the covered loans at December 31, 2010.
The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 at the April 30, 2010 acquisition date (as recasted):

(In thousands)

Fair value of loans accounted under ASC Subtopic 310-20	$290,810

Gross contractual amounts receivable (principal and interest)	$457,201

Estimate of contractual cash flows not expected to be collected	$164,427

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.
Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.3 billion at March 31, 2011, and December 31, 2010.

Note 10 — Allowance for Loan Losses:
The following table presents the changes in the allowance for loan losses for the quarters ended March 31, 2011 and 2010.

(In thousands)	March 31, 2011	March 31, 2010

Balance at beginning of period	$793,225	$1,261,204
Provision for loan losses	75,319	240,200
Recoveries	25,255	19,473
Charge-offs	(171,101)	(243,841)
Recoveries related to loans transferred to loans held-for-sale[1]	13,807	—

Balance at end of period	$736,505	$1,277,036

[1]	Refer to Note 1 to the consolidated financial statements for a description of the nature of this amount.
The Corporation’s allowance for loan losses at March 31, 2011 includes $9 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $5 million at quarter end, as one pool reflected a higher than expected credit deterioration; (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $2 million, and (iii) loan advances on loan commitments assumed by the Corporation as part of the acquisition, which required an allowance of $2 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses. For purposes of loans accounted for under ASC 310-20 and new loans originated as result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements.

The following tables present the changes in the allowance for loan losses and the loan balance by portfolio segments for the quarter ended March 31, 2011.

March 31, 2011
Puerto Rico
	Commercial	Commercial
(In thousands)	Secured	Unsecured	Construction	Mortgage	Leasing	Consumer	Total

Allowance for loan losses:
Beginning balance	$174,786	$81,857	$16,074	$42,029	$7,154	$133,531	$455,431
Charge-offs	(35,205)	(12,534)	(14,099)	(8,204)	(1,946)	(35,823)	(107,811)
Recoveries	5,322	2,182	1,733	527	767	7,063	17,594
Provision	(8,567)	13,308	14,664	21,574	633	25,644	67,256

Ending balance	$136,336	$84,813	$18,372	$55,926	$6,608	$130,415	$432,470

Ending balance: non-covered loans
individually evaluated for impairment	$5,531	$2,681	—	$6,883	—	—	$15,095

Ending balance: non-covered loans
collectively evaluated for impairment	$130,805	$80,197	$11,438	$48,984	$6,608	$130,184	$408,216

Ending balance: covered loans accounted for under ASC 310-30 and ASC 310-20	—	$1,935	$6,934	$59	—	$231	$9,159

Loans held-in-portfolio:
Ending balance	$8,787,036	$584,680	$770,476	$5,278,656	$565,881	$3,004,612	$18,991,341

Ending balance: non-covered loans
individually evaluated for impairment	$315,442	$9,633	$56,607	$141,819	—	—	$523,501

Ending balance: non-covered loans
collectively evaluated for impairment	$6,068,199	$269,312	$92,682	$3,889,361	$565,881	$2,852,855	$13,738,290

Ending balance: covered loans accounted for under ASC 310-30 and ASC 310-20	$2,403,395	$305,735	$621,187	$1,247,476	—	$151,757	$4,729,550

March 31, 2011
United States
	Commercial	Commercial
(In thousands)	Secured	Unsecured	Construction	Mortgage	Leasing	Consumer	Total

Allowance for loan losses:
Beginning balance	$201,244	$4,504	$31,650	$28,839	$5,999	$65,558	$337,794
Charge-offs	(37,565)	(692)	(5,433)	(1,358)	(328)	(17,914)	(63,290)
Recoveries	4,734	225	286	788	276	1,352	7,661
Recoveries related to loans transferred to LHFS	—	—	—	13,807	—	—	13,807
Provision	17,845	(1,669)	1,263	(17,833)	(2,212)	10,669	8,063

Ending balance	$186,258	$2,368	$27,766	$24,243	$3,735	$59,665	$304,035

Ending balance: non-covered loans individually evaluated for impairment	$1,514	—	—	$1,283	—	—	$2,797

Ending balance: non-covered loans collectively evaluated for impairment	$184,744	$2,368	$27,766	$22,960	$3,735	$59,665	$301,238

Loans held-in-portfolio:
Ending balance	$4,445,326	$16,419	$290,110	$864,502	$26,210	$772,431	$6,414,998

Ending balance: non-covered loans individually evaluated for impairment	$134,953	—	$161,285	$5,207	—	—	$301,445

Ending balance: non-covered loans collectively evaluated for impairment	$4,310,373	$16,419	$128,825	$859,295	$26,210	$772,431	$6,113,553

March 31, 2011
Popular, Inc.
	Commercial	Commercial
(In thousands)	Secured	Unsecured	Construction	Mortgage	Leasing	Consumer	Total

Allowance for loan losses:
Beginning balance	$376,030	$86,361	$47,724	$70,868	$13,153	$199,089	$793,225
Charge-offs	(72,770)	(13,226)	(19,532)	(9,562)	(2,274)	(53,737)	(171,101)
Recoveries	10,056	2,407	2,019	1,315	1,043	8,415	25,255
Recoveries related to loans transferred to LHFS	—	—	—	13,807	—	—	13,807
Provision	9,278	11,639	15,927	3,741	(1,579)	36,313	75,319

Ending balance	$322,594	$87,181	$46,138	$80,169	$10,343	$190,080	$736,505

Ending balance: non-covered loans individually evaluated for impairment	$7,045	$2,681	—	$8,166	—	—	$17,892

Ending balance: non-covered loans collectively evaluated for impairment	$315,549	$82,565	$39,204	$71,944	$10,343	$189,849	$709,454

Ending balance: covered loans accounted for under ASC 310-30 and ASC 310-20	—	$1,935	$6,934	$59	—	$231	$9,159

Loans held-in-portfolio:
Ending balance	$13,232,362	$601,099	$1,060,586	$6,143,158	$592,091	$3,777,043	$25,406,339

Ending balance: non-covered loans individually evaluated for impairment	$450,395	$9,633	$217,892	$147,026	—	—	$824,946

Ending balance: non-covered loans collectively evaluated for impairment	$10,378,572	$285,731	$221,507	$4,748,656	$592,091	$3,625,286	$19,851,843

Ending balance: covered loans accounted for under ASC 310-30 and ASC 310-20	$2,403,395	$305,735	$621,187	$1,247,476	—	$151,757	$4,729,550

Non-covered Impaired loans
Disclosures related to non-covered loans that were considered impaired based on ASC Section 310-10-35 are included in the table below.

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Impaired loans with related allowance	$187,586	$154,349	$1,328,985
Impaired loans that do not require an allowance	637,360	644,150	425,994

Total impaired loans	$824,946	$798,499	$1,754,979

Allowance for impaired loans	$17,892	$13,770	$345,605

Average balance of impaired loans during the quarter	$811,722		$1,714,230

Interest income recognized on impaired loans during the quarter	$3,348		$4,462

The following tables present commercial, construction and mortgage non-covered loans individually evaluated for impairment at March 31, 2011 and December 31, 2010.

March 31, 2011
Puerto Rico
				Impaired Loans -
	Impaired Loans - With an Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$8,699	$9,024	$1,021	$222,326	$271,547	$231,025	$280,571	$1,021
Commercial and industrial	24,841	25,759	7,191	69,209	140,626	94,050	166,385	7,191
Construction	—	—	—	56,607	109,858	56,607	109,858	—
Mortgage	141,819	143,322	6,883	—	—	141,819	143,322	6,883

Total Puerto Rico	$175,359	$178,105	$15,095	$348,142	$522,031	$523,501	$700,136	$15,095

March 31, 2011
USA
				Impaired Loans -
	Impaired Loans - With an Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$1,396	$1,396	$81	$87,088	$127,228	$88,484	$128,624	$81
Commercial and industrial	5,624	5,624	1,433	40,845	62,368	46,469	67,992	1,433
Construction	—	—	—	161,285	239,045	161,285	239,045	—
Mortgage	5,207	5,207	1,283	—	—	5,207	5,207	1,283

Total USA	$12,227	$12,227	$2,797	$289,218	$428,641	$301,445	$440,868	$2,797

March 31, 2011
Popular, Inc.
				Impaired Loans -
	Impaired Loans - With an Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$10,095	$10,420	$1,102	$309,414	$398,775	$319,509	$409,195	$1,102
Commercial and industrial	30,465	31,383	8,624	110,054	202,994	140,519	234,377	8,624
Construction	—	—	—	217,892	348,903	217,892	348,903	—
Mortgage	147,026	148,529	8,166	—	—	147,026	148,529	8,166

Total Popular, Inc.	$187,586	$190,332	$17,892	$637,360	$950,672	$824,946	$1,141,004	$17,892

December 31, 2010
Puerto Rico
				Impaired Loans — With No
	Impaired Loans — With an Allowance			Allowance		Impaired Loans — Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$11,403	$13,613	$3,590	$208,891	$256,858	$220,294	$270,471	$3,590
Commercial and industrial	23,699	28,307	4,960	66,589	79,917	90,288	108,224	4,960
Construction	4,514	10,515	216	61,184	99,016	65,698	109,531	216
Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Puerto Rico	$154,349	$168,030	$13,770	$343,140	$442,267	$497,489	$610,297	$13,770

December 31, 2010
USA
				Impaired Loans — With No
	Impaired Loans — With an Allowance			Allowance		Impaired Loans — Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	—	—	—	$101,856	$152,876	$101,856	$152,876	—
Commercial and industrial	—	—	—	33,530	44,443	33,530	44,443	—
Construction	—	—	—	165,624	248,955	165,624	248,955	—

Total USA	—	—	—	$301,010	$446,274	$301,010	$446,274	—

There were no mortgage loans individually evaluated for impairment in the USA portfolio at December 31, 2010.

December 31, 2010
Popular, Inc.
				Impaired Loans — With No
	Impaired Loans — With an Allowance			Allowance		Impaired Loans — Total
		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$11,403	$13,613	$3,590	$310,747	$409,734	$322,150	$423,347	$3,590
Commercial and industrial	23,699	28,307	4,960	100,119	124,360	123,818	152,667	4,960
Construction	4,514	10,515	216	226,808	347,971	231,322	358,486	216
Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Popular, Inc.	$154,349	$168,030	$13,770	$644,150	$888,541	$798,499	$1,056,571	$13,770

The following table presents the average recorded investment and interest income recognized on non-covered impaired loans for the quarter ended March 31, 2011.

March 31, 2011
	Puerto Rico		USA		Popular, Inc.
		Interest		Interest		Interest
	Average Recorded	Income	Average Recorded	Income	Average Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial real estate	$225,660	$669	$95,170	$95	$320,830	$764
Commercial and industrial	92,168	252	40,000	217	132,168	469
Construction	61,153	49	163,454	152	224,607	201
Mortgage	131,514	1,914	2,603	—	134,117	1,914

Total Popular, Inc.	$510,495	$2,884	$301,227	$464	$811,722	$3,348

Troubled debt restructurings related to non-covered loans held-in-portfolio amounted to $580 million at March 31, 2011 (December 31, 2010 - $561 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $372 thousand related to the construction loan portfolio and $2 million related to the commercial loan portfolio at March 31, 2011 (December 31, 2010 — $3 million and $1 million, respectively).
Credit Quality

The Corporation has defined a dual risk rating system to assign a rating to all credit exposures, particularly for the commercial and construction loan portfolios. Risk ratings in the aggregate provide the Corporation’s management the asset quality profile for the loan portfolio. The dual risk rating system provides for the assignment of ratings at the obligor level based on the financial condition of the borrower, and at the credit facility level based on the collateral supporting the transaction.
The Corporation’s obligor risk rating scales range from rating 1 (Excellent) to rating 14 (Loss). The obligor risk rating reflects the risk of payment default of a borrower in the ordinary course of business. The risk ratings defined below conform to regulatory ratings.
Special Mention — Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Substandard — Loans classified as substandard are deemed to be inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as such have well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss — Uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.
The Corporation has defined as adversely classified loans all credit facilities with obligor risk ratings of Substandard, Doubtful or Loss. The assignment of the obligor risk rating is based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.
The Corporation periodically reviews loans classified as watch list or worse, to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

Loans classified as pass credits are excluded from the scope of the review process described above until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Corporation for a modification. In these circumstances, the credit facilities are specifically evaluated to assign the appropriate risk rating classification.
The following table presents the outstanding balance, net of unearned, of non-covered loans held-in-portfolio that the Corporation has defined as adversely classified at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(In thousands)	Adversely Classified	Total Portfolio	Adversely Classified	Total Portfolio

Puerto Rico
Commercial real estate	$609,548	$3,630,486	$623,325	$3,855,598
Commercial and industrial	395,332	3,032,100	355,562	2,861,418
Construction	67,517	149,289	83,115	168,356
Mortgage	606,763	4,031,180	550,933	3,649,700
Leasing	20,529	565,881	11,508	572,787
Consumer	48,794	2,852,855	52,133	2,897,835

Total Puerto Rico	$1,748,483	$14,261,791	$1,676,576	$14,005,694

United States
Commercial real estate	$616,014	$3,250,603	$633,470	$3,151,078
Commercial and industrial	206,046	1,211,142	250,843	1,525,391
Construction	240,532	290,110	274,300	332,495
Mortgage	26,355	864,502	23,587	875,022
Leasing	—	26,210	—	30,206
Consumer	19,311	772,431	23,065	808,149

Total United States	$1,108,258	$6,414,998	$1,205,265	$6,722,341

Total	$2,856,741	$20,676,789	$2,881,841	$20,728,035

Note 11 — FDIC Loss Share Indemnification Asset:
In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss sharing agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC will reimburse BPPR for 80% of losses with respect to covered assets, and BPPR will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss sharing agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years. The loss sharing agreement applicable to commercial and consumer loans provides for FDIC loss sharing for five years and BPPR reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.
In addition, as disclosed in the 2010 Annual Report, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated true-up payment is recorded as a reduction of the FDIC loss share indemnification asset.
The following table sets forth the activity in the FDIC loss share indemnification asset for the quarter ended March 31, 2011.

(In thousands)	2011

Balance at January 1	$2,311,997
Increase due to a decrease in cash flow estimates	12,445
Accretion	24,308
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(21,465)
Claims	(1,667)

Balance at March 31	$2,325,618

Note 12 — Transfers of Financial Assets and Mortgage Servicing Rights:
The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially, all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 19 to the consolidated financial statements for a description of such arrangements.
During the quarter ended March 31, 2011, the Corporation retained servicing rights on guaranteed mortgage securitizations (FNMA and GNMA) and whole loan sales involving approximately $366 million in principal balance outstanding (March 31, 2010 — $231 million). During the quarter ended March 31, 2011, the Corporation recognized net gains of approximately $0.5 million on these transactions (March 31, 2010 — $4.5 million). All loan sales or securitizations performed during the quarter ended March 31, 2011 were without credit recourse agreements.
During the quarter ended March 31, 2011, the Corporation obtained as proceeds $335 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $329 million in mortgage-backed securities and $6 million in servicing rights. During the quarter ended March 31, 2010, the Corporation obtained as proceeds $209 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $205 million in mortgage-backed securities and $4 million in servicing rights. No liabilities were incurred as a result of these transfers during the quarters ended March 31, 2011 and 2010 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain of $6.3 million and $5.2 million, respectively, during the quarters ended March 31, 2011 and 2010 related to these residential mortgage loans securitized.
The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2011 and 2010:

Proceeds Obtained During the Quarter Ended March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Trading account securities:
Mortgage-backed securities — GNMA	—	$255,574	—	$255,574
Mortgage-backed securities — FNMA	—	73,018	—	73,018

Total trading account securities	—	$328,592	—	$328,592

Mortgage servicing rights	—	—	$5,949	$5,949

Total	—	$328,592	$5,949	$334,541

Proceeds Obtained During the Quarter Ended March 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Investments securities available for sale:
Mortgage-backed securities — GNMA	—	—	$2,810	$2,810
Mortgage-backed securities — FNMA	—	—	—	—

Total investment securities available-for-sale	—	—	$2,810	$2,810

Trading account securities:
Mortgage-backed securities — GNMA	—	$161,925	$1,629	$163,554
Mortgage-backed securities — FNMA	—	38,692	—	38,692

Total trading account securities	—	$200,617	$1,629	$202,246

Mortgage servicing rights	—	—	$3,741	$3,741

Total	—	$200,617	$8,180	$208,797

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
The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2011 and 2010.

Residential MSRs
(In thousands)	March 31, 2011	March 31, 2010

Fair value at beginning of year	$166,907	$169,747
Purchases	383	182
Servicing from securitizations or asset transfers	6,297	3,900
Changes due to payments on loans [1]	(4,254)	(3,734)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,917)	3,264

Fair value at end of year	$167,416	$173,359

[1] Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $18.0 billion at March 31, 2011 (December 31, 2010 — $18.4 billion; March 31, 2010 — $17.6 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2011 amounted to $12.4 million (March 31, 2010 — $10.9 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2011, those weighted average mortgage servicing fees were 0.26% (2010 — 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarters ended March 31, were as follows:

	March 31, 2011	March 31, 2010

Prepayment speed	4.9%	7.4%
Weighted average life	20.6 years	13.5 years
Discount rate (annual rate)	11.4%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions at March 31, 2011 and 2010 were as follows:

Originated MSRs
	March 31,
(In thousands)	2011	2010

Fair value of retained interests	$104,513	$102,235
Weighted average life	12.5 years	11.8 years
Weighted average prepayment speed (annual rate)	8.0%	8.5%
Impact on fair value of 10% adverse change	($3,441)	($3,289)
Impact on fair value of 20% adverse change	($6,811)	($6,500)
Weighted average discount rate (annual rate)	12.7%	12.9%
Impact on fair value of 10% adverse change	($4,582)	($4,300)
Impact on fair value of 20% adverse change	($8,895)	($8,362)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions at March 31, 2011 and 2010 were as follows:

Purchased MSRs
	March 31,
(In thousands)	2011	2010

Fair value of retained interests	$62,903	$71,124
Weighted average life	12.0 years	13.5 years
Weighted average prepayment speed (annual rate)	8.3%	7.4%
Impact on fair value of 10% adverse change	($2,577)	($2,597)
Impact on fair value of 20% adverse change	($4,642)	($4,562)
Weighted average discount rate (annual rate)	11.4%	11.6%
Impact on fair value of 10% adverse change	($2,821)	($3,223)
Impact on fair value of 20% adverse change	($5,077)	($5,728)

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
At March 31, 2011, the Corporation serviced $3.8 billion (December 31, 2010 — $4.0 billion; March 31, 2010 — $4.3 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans. At March 31, 2011, the Corporation had recorded $157 million in mortgage loans on its financial statements related to this buy-back option program (March 31, 2010 — $138 million).
Note 13 — Other Assets:
The caption of other assets in the consolidated statements of condition consists of the following major categories:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Investments under the equity method	$294,559	$299,185	$106,147
Net deferred tax assets (net of valuation allowance)	250,568	388,466	366,224
Bank-owned life insurance program	239,103	237,997	234,008
Prepaid FDIC insurance assessment	129,093	147,513	193,166
Other prepaid expenses	66,719	75,149	125,387
Derivative assets	65,169	72,510	72,356
Trade receivables from brokers and counterparties	37,752	347	57,536
Others	238,937	234,906	225,604

Total other assets	$1,321,900	$1,456,073	$1,380,428

Note 14 — Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill for the quarters ended March 31, 2011 and 2010, allocated by reportable segments and corporate group, were as follows (refer to Note 30 for the definition of the Corporation’s reportable segments):

	2011
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2011	acquisition	adjustments	Other	March 31, 2011

Banco Popular de Puerto Rico	$245,309	—	—	—	$245,309
Banco Popular North America	402,078	—	—	—	402,078
Corporate	—	—	—	—	—

Total Popular, Inc.	$647,387	—	—	—	$647,387

	2010
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2010	acquisition	adjustments	Other	March 31, 2010

Banco Popular de Puerto Rico	$157,025	—	—	—	$157,025
Banco Popular North America	402,078	—	—	—	402,078
Corporate	45,246	—	—	—	45,246

Total Popular, Inc.	$604,349	—	—	—	$604,349

The following table presents the gross amount of goodwill and accumulated impairment losses at the beginning and the end of the quarter by reportable segment and Corporate group.

2011
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2011	impairment	January 1, 2011	March 31, 2011	impairment	March 31, 2011
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)

Banco Popular de Puerto Rico	$245,309	—	$245,309	$245,309	—	$245,309
Banco Popular North America	566,489	$164,411	402,078	566,489	$164,411	402,078
Corporate	—	—	—	—	—	—

Total Popular, Inc.	$811,798	$164,411	$647,387	$811,798	$164,411	$647,387

2010
	Balance at	Accumulated	Balance at	Balance at	Accumulated	Balance at
	January 1, 2010	impairment	January 1, 2010	March 31, 2010	impairment	March 31, 2010
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)

Banco Popular de Puerto Rico	$157,025	—	$157,025	$157,025	—	$157,025
Banco Popular North America	566,489	$164,411	402,078	566,489	$164,411	402,078
Corporate	45,429	183	45,246	45,429	183	45,246

Total Popular, Inc.	$768,943	$164,594	$604,349	$768,943	$164,594	$604,349

At March 31, 2011, December 31, 2010 and March 31, 2010, the Corporation had $6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.
The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2011		December 31, 2010		March 31, 2010

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$80,591	$31,912	$80,591	$29,817	$65,379	$32,706
Other customer relationships	5,092	3,578	5,092	3,430	8,743	6,048
Other intangibles	189	55	189	43	125	80

Total	$85,872	$35,545	$85,872	$33,290	$74,247	$38,834

During the quarter ended March 31, 2011, the Corporation recognized $2.3 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2010 - $2.0 million).
The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)

Remaining 2011	$6,765
Year 2012	8,493
Year 2013	8,309
Year 2014	7,666
Year 2015	5,522
Year 2016	5,252

Note 15 — Deposits:
Total interest bearing deposits consisted of:

(In thousands)	March 31, 2011	December 31, 2010

Savings accounts	$6,274,716	$6,177,074
NOW, money market and other interest bearing demand deposits	4,991,617	4,756,615

Total savings, NOW, money market and other interest bearing demand deposits	11,266,333	10,933,689

Certificates of deposit:
Under $100,000	6,402,998	6,238,229
$100,000 and over	4,614,334	4,650,961

Total certificates of deposit	11,017,332	10,889,190

Total interest bearing deposits	$22,283,665	$21,822,879

A summary of certificates of deposit by maturity at March 31, 2011, follows:

(In thousands)

2011	$6,337,697
2012	2,189,299
2013	876,551
2014	490,742
2015	845,355
2016 and thereafter	277,688

Total certificates of deposit	$11,017,332

At March 31, 2011, the Corporation had brokered certificates of deposit amounting to $2.5 billion (December 31, 2010 — $2.3 billion).
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $61 million at March 31, 2011 (December 31, 2010 — $52 million).
Note 16 — Borrowings:
Assets sold under agreements to repurchase were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Assets sold under agreements to repurchase	$2,642,800	$2,412,550	$2,491,506

The repurchase agreements outstanding at March 31, 2011 were collateralized by $2.1 billion in investment securities available-for-sale, $587 million in trading securities and $32 million in other assets. At December 31, 2010 and March 31, 2010, the repurchase agreements were collateralized by investment securities available-for-sale and trading securities of $2.1 billion and $492 million; and $2.2 billion and $347 million; respectively. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.
In addition, there were repurchase agreements outstanding collateralized by $209 million in securities purchased underlying agreements to resell to which the Corporation has the right to repledge (December 31, 2010 — $172 million; March 31, 2010 — $181 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.

Other short-term borrowings consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010

Advances with the FHLB paying interest at maturity at fixed rates ranging from 0.36% to 0.40%	$250,000	$300,000	—
Term funds purchased paying interest at maturity at fixed rates ranging from 0.70% to 1.05% (March 31, 2010 — 0.90% to 0.95%)	39,102	52,500	$22,000
Securities sold not yet purchased	—	10,459	—
Others	1,200	1,263	1,263

Total other short-term borrowings	$290,302	$364,222	$23,263

Notes payable consisted of:

	March 31,	December 31	March 31,
(In thousands)	2011	2010	2010

Advances with the FHLB:
-with maturities ranging from 2011 through 2016 paying interest at monthly fixed rates ranging from 0.66% to 4.95% (March 31, 2010 - 1.48% to 5.10%)	$577,000	$385,000	$1,056,708
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	—	—	20,000
Note issued to the FDIC, including unamortized premium of $1,519; paying interest monthly at an annual fixed rate of 2.50%; maturing on April 30, 2015 or such earlier date as such amount may become due and payable pursuant to the terms of the note	2,022,669	2,492,928	—
Term notes with maturities ranging from 2011 to 2013 paying interest semiannually at fixed rates ranging from 5.25% to 7.03% (March 31, 2010 — 5.25% to 13.00%)	278,201	381,133	381,926
Term notes with maturities ranging from 2011 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	907	1,010	1,339
Term notes maturing in 2011 paying interest quarterly at a floating rate of 9.75% over the 3-month LIBOR rate	—	—	175,000
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $485,128 at March 31, 2011 and $507,335 at March 31, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)	450,872	444,981	428,665
Others	25,206	25,331	25,654

Total notes payable	$3,794,655	$4,170,183	$2,529,092

Note: Refer to the Corporation’s 2010 Annual Report, for rates and maturity information corresponding to the borrowings outstanding at December 31, 2010. Key index rates at March 31, 2011 and March 31, 2010, respectively, were as follows: 3-month LIBOR rate = 0.30% and 0.29%; 10-year U.S. Treasury note = 3.47% and 3.83%.

In consideration for the excess assets acquired over liabilities assumed as part of the Westernbank FDIC-assisted transaction, BPPR issued to the FDIC a secured note (the “note issued to the FDIC”) in the amount of $5.8 billion at April 30, 2010, which has full recourse to BPPR. As indicated in Note 6 to the consolidated financial statements, the note issued to the FDIC is collateralized by the loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Proceeds received from such sources are used to pay the note under the conditions stipulated in the agreement. The entire outstanding principal balance of the note issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note. Borrowings under the note bear interest at an annual fixed rate of 2.50% and is paid monthly. If the Corporation fails to pay any interest as and when due, such interest shall accrue interest at the note interest rate plus 2.00% per annum. The Corporation may repay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. During the first quarter of 2011, the Corporation prepaid $224 million of the note issued to the FDIC from funds unrelated to the assets securing the note.

A breakdown of borrowings by contractual maturities at March 31, 2011 is included in the table below. Given its nature, the maturity of the note issued to the FDIC was based on expected repayment dates and not on its April 30, 2015 contractual maturity date. The expected repayments consider the timing of expected cash inflows on the loans, OREO and claims on the loss sharing agreements that will be applied to repay the note during the period that the note payable to the FDIC is outstanding.

	Assets sold under
	agreements to	Short-term
(In thousands)	repurchase	borrowings	Notes payable	Total

Year
2011	$1,530,610	$290,302	$2,149,302	$3,970,214
2012	75,000	—	447,567	522,567
2013	49,000	—	98,743	147,743
2014	350,000	—	110,824	460,824
2015	174,135	—	945	175,080
Later years	464,055	—	536,402	1,000,457
No stated maturity	—	—	936,000	936,000

Subtotal	2,642,800	290,302	4,279,783	7,212,885
Less: Discount	—	—	(485,128)	(485,128)

Total borrowings	$2,642,800	$290,302	$3,794,655	$6,727,757

Note 17 — Trust Preferred Securities:
At March 31, 2011, December 31, 2010 and March 31, 2010, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.
The sole assets of the five trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation pursuant to accounting principles generally accepted in the United States of America.
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.

The following table presents financial data pertaining to the different trusts at March 31, 2011, December 31, 2010 and March 31, 2010.

(Dollars in thousands)
			Popular
		Popular	North America	Popular
Issuer	BanPonce Trust I	Capital Trust I	Capital Trust I	Capital Trust II	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[a],[c],[f]	[b],[d],[e]	[a],[c],[e]	[b],[d],[e]	[b],[d],[g],[h]

[a]	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.
[b]	Statutory business trust that is wholly-owned by the Corporation.

[c]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[d]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

[e]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.

[f]	Same as [e] above, except that the investment company event does not apply for early redemption.

[g]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.

[h]	Carrying value of junior subordinates debentures of $451 million at March 31, 2011 ($936 million aggregate liquidation amount, net of $485 million discount) and $445 million at December 31, 2010 ($936 million aggregate liquidation amount, net of $491 million discount) and $429 million at March 31, 2010 ($936 million aggregate liquidation amount, net of $507 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2011 and December 31, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. At March 31, 2010, the Corporation’s restricted core capital elements exceeded the 25% limitation and, as such, $40 million of the outstanding trust preferred securities were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At March 31, 2011, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At March 31, 2011, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

Note 18 — Stockholders’ Equity:
BPPR statutory reserve
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $402 million at March 31, 2011 (December 31, 2010 — $402 million; March 31, 2010 — $402 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2011 and March 31, 2010.
Note 19 — Guarantees:
At March 31, 2011, the Corporation recorded a liability of $0.6 million (December 31, 2010 — $0.5 million and March 31, 2010 — $0.7 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.
Also, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and SBA commercial loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.
At March 31, 2011, the Corporation serviced $3.8 billion (December 31, 2010 — $4.0 billion; March 31, 2010 — $4.3 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2011, the Corporation repurchased approximately $63 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2010 — $18 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2011, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $55 million (December 31, 2010 — $54 million; March 31, 2010 — $29 million).
The following table presents the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$53,729	$15,584
Provision for recourse liability	9,765	15,701
Net charge-offs / terminations	(8,176)	(2,244)

Balance as of end of period	$55,318	$29,041

The probable losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability.

Expected loss rates are applied to different loan segmentations. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value rates and loan aging, among others.
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
The Corporation has not recorded any specific contingent liability in the consolidated statements of condition for these customary representation and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representations and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2011, the Corporation serviced $18.0 billion in mortgage loans, including the loans serviced with credit recourse (December 31, 2010 — $18.4 billion; March 31, 2010 — $17.6 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2011, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $28 million (December 31, 2010 — $24 million; March 31, 2010 — $21 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
At March 31, 2011, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At March 31, 2011, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $31 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2010 — $31 million; March 31, 2010 — $32 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$30,659	$33,294
Provision for representation and warranties	83	1,233
Net charge-offs / terminations	(54)	(2,590)

Balance as of end of period	$30,688	$31,937

During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of Popular Financial Holdings (“PFH”). The sales were on a non-credit recourse basis. At March 31, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at March 31, 2011 are related principally to make-whole arrangements. At March 31, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million (December 31, 2010 — $8 million; March 31, 2010 - $10 million), and is included as other liabilities in the consolidated statement of condition. The reserve balance at March 31, 2011 contemplates historical indemnity payments. Certain indemnification provisions, which included, for example, reimbursement of premiums on early loan payoffs and repurchase obligation for defaulted loans within a short-term timeframe, expired during 2009. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$8,058	$9,405
Provision for representation and warranties	—	678
Net charge-offs / terminations	—	(457)
Other — settlements paid	(3,797)	—

Balance as of end of period	$4,261	$9,626

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.7 billion at March 31, 2011 (December 31, 2010 and March 31, 2010 — $0.6 billion). In addition, at March 31, 2011, December 31, 2010 and March 31, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.
Note 20 — Commitments and Contingencies:
Off-balance sheet risk
The Corporation is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, letters of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as it does for those reflected on the consolidated statements of condition.

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk, were as follows:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Commitments to extend credit:
Credit card lines	$3,864,026	$3,583,430	$3,718,806
Commercial lines of credit	2,471,756	1,920,056	2,620,728
Other unused credit commitments	373,832	375,565	404,558
Commercial letters of credit	13,297	12,532	18,439
Standby letters of credit	133,178	140,064	124,333
Commitments to originate mortgage loans	40,002	47,493	43,350

At March 31, 2011, the Corporation maintained a reserve of approximately $17 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2010 — $21 million; March 31, 2010 — $10 million), including $4 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction (December 31, 2010 — $6 million).
Other commitments
At March 31, 2011, December 31, 2010, and March 31, 2010, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments.
Business concentration
Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 30 to the consolidated financial statements.
The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.2 billion, or 59% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at March 31, 2011, consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2010 — $12.0 billion, or 58%).
Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At March 31, 2011, the Corporation had approximately $1.4 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit (December 31, 2010 - $1.4 billion and $199 million, respectively; March 31, 2010 — $1.1 billion and $215 million, respectively). Of the total credit facilities granted, $1.1 billion was outstanding at March 31, 2011 (December 31, 2010 — $1.1 billion; March 31, 2010 — $841 million). Furthermore, at March 31, 2011, the Corporation had $143 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2010 — $145 million; March 31, 2010 — $260 million).
Other contingencies
As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The true up-payment was estimated at $169 million and is considered as part of the carrying value of the FDIC loss share indemnification asset at March 31, 2011 and December 31, 2010.

Legal Proceedings
The nature of Popular’s business ordinarily results in a certain number of claims, litigation, investigations, and legal and administrative cases and proceedings. When the Corporation determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders to do so.
On at least a quarterly basis, Popular assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.
In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $30.0 million at March 31, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, management believes that the amount it has already accrued is adequate and any incremental liability arising from the Corporation’s legal proceedings will not have a material adverse effect on the Corporation’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated financial position in a particular period.
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
At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the amount of $37.5 million will be paid by or on behalf of defendants (of which management expects approximately $30 million will be covered by insurance). The parties intend to file a stipulation of settlement and a joint motion for preliminary approval within the next few weeks. The Corporation recognized a charge, net of the amount expected to be covered by insurance, of $7.5 million in December 2010 to cover the uninsured portion of the settlement.
In addition, the Corporation is aware that a suit asserting similar claims on behalf of certain individual shareholders under the federal securities laws was filed on January 18, 2011.
A separate memorandum of understanding was subsequently entered by the parties to the García and Diaz actions in April 2011. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular has agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs (of which management expects $1.6 million will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. The parties intend to file a joint request to approve the settlement within the next few weeks.
Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the amount of $8.2 million will be paid by or on behalf of the defendants (all of which management expects will be covered by insurance). The parties filed a joint request to approve the settlement on April 13, 2011. On April 29, 2011, the court entered an order scheduling a hearing for May 27, 2011, regarding preliminary approval of the proposed settlement in the ERISA class action.
Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

At this point, the settlement agreements are not final and are subject to a number of future events, including approval of the settlements by the relevant courts. There can be no assurances that the settlements will be finalized or as to the timing of the payments described above.
In addition to the foregoing, Banco Popular is a defendant in two lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint. Plaintiff’s opposition thereto is due on May 31, 2011.
On December 13, 2010, Popular was served with a class action complaint captioned García Lamadrid, et al. v. Banco Popular, et al. which was filed in the Puerto Rico Court of First Instance. The complaint generally seeks damages against Banco Popular de Puerto Rico, other defendants and their respective insurance companies for their alleged breach of certain fiduciary duties, breach of contract, and alleged violations of local tort law. Plaintiffs seek in excess of $600 million in damages, plus costs and attorneys fees.
More specifically, plaintiffs — Guillermo García Lamadrid and Benito del Cueto Figueras — are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its fiduciary duties to them by failing to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and grossly negligently. Popular submitted a motion to dismiss on February 28, 2011. Plaintiffs submitted an opposition thereto on April 15, 2011.
Note 21 — Non-consolidated Variable Interest Entities:
The Corporation is involved with four statutory trusts which it established to issue trust preferred securities to the public. Also, it established Popular Capital Trust III for the purpose of exchanging Series C preferred stock shares held by the U.S. Treasury for trust preferred securities issued by this trust. These trusts are deemed to be VIEs since the equity investors at risk have no substantial decision-making rights. The Corporation does not have a significant variable interest in these trusts. Neither the residual interest held, since it was never funded in cash, nor the loan payable to the trusts is considered a variable interest since they create variability.
Also, it is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA and FNMA. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statement of condition as available-for-sale or trading securities.
ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the variable interest entities (“VIEs”) it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements at March 31, 2011.
The Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trust are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt. In the case of the guaranteed mortgage securitization transactions, the Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.
The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 22 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2011, December 31, 2010 and March 31, 2010, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.
The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2011, December 31, 2010 and March 31, 2010.

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Assets

Servicing assets:
Mortgage servicing rights	$107,798	$107,313	$108,184

Total servicing assets	$107,798	$107,313	$108,184

Other assets:
Servicing advances	$3,506	$2,706	$2,999

Total other assets	$3,506	$2,706	$2,999

Total	$111,304	$110,019	$111,183

Maximum exposure to loss	$111,304	$110,019	$111,183

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.4 billion at March 31, 2011 ($9.3 billion at December 31, 2010 and March 31, 2010).
Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2011, December 31, 2010 and March 31, 2010, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.
Note 22 —Fair Value Measurement:
ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2 - Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.
•	Level 3 - Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.
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

Fair Value on a Recurring Basis
The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, December 31, 2010 and March 31, 2010:

At March 31, 2011
				Balance at
(In millions)	Level 1	Level 2	Level 3	March 31, 2011

Assets

Investment securities available-for-sale:

U.S. Treasury securities	—	$38	—	$38
Obligations of U.S. Government sponsored entities	—	1,461	—	1,461
Obligations of Puerto Rico, States and political subdivisions	—	52	—	52
Collateralized mortgage obligations — federal agencies	—	1,607	—	1,607
Collateralized mortgage obligations — private label	—	77	—	77
Mortgage-backed securities	—	2,406	$8	2,414
Equity securities	$4	5	—	9
Other	—	28	—	28

Total investment securities available-for-sale	$4	$5,674	$8	$5,686

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	—	$22	—	$22
Collateralized mortgage obligations	—	—	$3	3
Residential mortgage-backed securities — federal agencies	—	567	21	588
Other	—	18	3	21

Total trading account securities	—	$607	$27	$634

Mortgage servicing rights	—	—	$168	$168
Derivatives	—	$66	—	66

Total	$4	$6,347	$203	$6,554

Liabilities

Derivatives	—	$(67)	—	$(67)
Equity appreciation instrument	—	(1)	—	(1)

Total	—	$(68)	—	$(68)

At December 31, 2010
				Balance at
(In millions)	Level 1	Level 2	Level 3	December 31, 2010

Assets

Investment securities available-for-sale:

U.S. Treasury securities	—	$38	—	$38
Obligations of U.S. Government sponsored entities	—	1,211	—	1,211
Obligations of Puerto Rico, States and political subdivisions	—	53	—	53
Collateralized mortgage obligations — federal agencies	—	1,238	—	1,238
Collateralized mortgage obligations — private label	—	85	—	85
Mortgage-backed securities	—	2,568	$8	2,576
Equity securities	$4	6	—	10
Other	—	26	—	26

Total investment securities available-for-sale	$4	$5,225	$8	$5,237

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	—	$16	—	$16
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — federal agencies	—	473	20	493
Other	—	30	3	33

Total trading account securities	—	$520	$26	$546

Mortgage servicing rights	—	—	$167	$167
Derivatives	—	$73	—	73

Total	$4	$5,818	$201	$6,023

Liabilities

Derivatives	—	$(76)	—	$(76)
Trading Liabilities	—	(11)	—	(11)
Equity appreciation instrument	—	(10)	—	(10)

Total	—	$(97)	—	$(97)

At March 31, 2010
				Balance at
(In millions)	Level 1	Level 2	Level 3	March 31, 2010

Assets

Investment securities available-for-sale:

U.S. Treasury securities	—	$87	—	$87
Obligations of U.S. Government sponsored entities	—	1,705	—	1,705
Obligations of Puerto Rico, States and political subdivisions	—	79	—	79
Collateralized mortgage obligations — federal agencies	—	1,478	—	1,478
Collateralized mortgage obligations — private label	—	109	—	109
Mortgage-backed securities	—	3,033	$36	3,069

Equity securities	$4	5	—	9

Total investment securities available-for-sale	$4	$6,496	$36	$6,536

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	—	$4	—	$4
Collateralized mortgage obligations	—	1	$3	4
Residential mortgage-backed securities — federal agencies	—	163	197	360
Other	—	9	3	12

Total trading account securities		$177	$203	$380

Mortgage servicing rights	—	—	$173	$173
Derivatives	—	$73	—	73

Total	$4	$6,746	$412	$7,162

Liabilities

Derivatives	—	$(77)	—	$(77)

Total	—	$(77)	—	$(77)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31, 2011
							Changes in
							unrealized
							gains
							(losses)
							included in
							earnings/OCI
						Balance	related to
	Balance	Gains				at	assets still
	at	(losses)				March	held at
	January	included in				31,	March 31,
(In millions)	1, 2011	earnings/OCI	Purchases	Sales	Paydowns	2011	2011

Assets

Investment securities available-for-sale:
Mortgage-backed securities	$8	—			—	$8	—

Total investment securities available-for-sale:	$8	—			—	$8	—

Trading account securities:
Collateralized mortgage obligations	$3	—			—	$3	—
Residential mortgage-backed securities — agencies	20	—	$2	$(1)	—	21	—
Other	3	—			—	3	—

Total trading account securities	$26	—	$2	$(1)	—	$27	— [a]

Mortgage servicing rights	$167	$(6)	$7	—	—	$168	$(2)[b]

Total	$201	$(6)	$9	$(1)	—	$203	$(2)

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.

[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

	Quarter ended March 31, 2010
								Changes in
								unrealized
								gains
								(losses)
								included in
								earnings/OCI
		Gains						related to
		(losses)						assets still
	Balance at	included in					Balance	held at
	January 1,	earnings/					at March	March 31,
(In millions)	2010	OCI	Issuances	Purchases	Sales	Paydowns	31, 2010	2010

Assets

Mortgage-backed securities	$34	—	$3	—	—	$(1)	$36	—

Total investment securities available-for-sale	$34	—	$3	—	—	$(1)	$36	—

Trading account securities:
Collateralized mortgage obligations	$3	—	—	—	—	—	$3	—
Residential mortgage backed-securities — agencies	224	—	—	$10	$(33)	$(4)	197	$1
Other	3	—	—	—	—	—	3	—

Total trading account securities	$230	—	—	$10	$(33)	$(4)	$203	$1	[a]

Mortgage servicing rights	$170	$(1)	—	$4	—	—	$173	$3	[b]

Total	$434	$(1)	$3	$14	$(33)	$(5)	$412	$4

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.

[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended March 31, 2011 and 2010. There were no transfers in and/or out of Level 1 and Level 2 during the quarters ended March 31, 2011 and 2010.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2011 and 2010 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended March 31, 2011		Quarter ended March 31, 2010
		Changes in unrealized
	Total gains	gains (losses) relating	Total gains (losses)	Changes in unrealized gains
	(losses) included	to assets still held at	included in	(losses) relating to assets still
(In millions)	in earnings/OCI	reporting date	earnings/OCI	held at reporting date

OCI	—	—	—	—
Other service fees	$(6)	$(2)	$(1)	$3
Trading account profit	—	—	—	1

Total	$(6)	$(2)	$(1)	$4

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Section 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarters ended March 31, 2011 and 2010, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value at March 31, 2011
					Write-
(In millions)	Level 1	Level 2	Level 3	Total	downs

Loans [1]	—	—	$19	$19	$(3)
Loans held-for-sale [2]	—	—	10	10	(1)
Other real estate owned [3]	—	—	13	13	(4)

Total	—	—	$42	$42	$(8)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.

[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

[3]	Represents the fair value of foreclosed real estate owned that were measured at fair value.

Carrying value at March 31, 2010
					Write-
(In millions)	Level 1	Level 2	Level 3	Total	downs

Loans [1]	—	—	$372	$372	$(156)
Loans held-for-sale [2]	—	—	14	14	(11)
Other real estate owned [3]	—	—	25	25	(4)

Total	—	—	$411	$411	$(171)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.

[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.

[3]	Represents the fair value of foreclosed real estate that were measured at fair value.

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation.

Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S. agency securities, which fair value is based on an active exchange market and on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from third-party brokers dealers in Puerto Rico. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These CMOs are classified as Level 2. Other CMOs, due to their limited liquidity, are classified as Level 3 due to the insufficiency of inputs such as broker quotes, executed trades, credit information and cash flows.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1. Other equity securities that do not trade in highly liquid markets are classified as Level 2.

•	Corporate securities, commercial paper and mutual funds (included as “other” in the “trading account securities” category): Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, these securities are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently or are in distress are classified as Level 3.
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
Note 23 — Fair Value of Financial Instruments:
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
The fair values reflected herein have been determined based on the prevailing interest rate environment at March 31, 2011, December 31, 2010 and March 31, 2010, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments are described in the paragraphs below.
Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts of other liabilities reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, assets sold under agreements to repurchase and short-term borrowings. The equity appreciation instrument is included in other liabilities and is accounted for at fair value. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.
Trading and investment securities, except for investments classified as other investment securities in the consolidated statements of condition, are financial instruments that regularly trade on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes, where available, or quoted market prices of financial instruments with similar characteristics. Trading account securities and securities available-for-sale are reported at their respective fair values in the consolidated statements of condition since they are marked-to-market for accounting purposes.

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
Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments at March 31, 2011, December 31, 2010 and March 31, 2010.
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
Derivatives are considered financial instruments and their carrying value equals fair value.
Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. The fair value of letters of credit was based on fees currently charged on similar agreements.

The following table presents the carrying or notional amounts, as applicable, and estimated fair values for financial instruments.

	March 31, 2011		December 31, 2010		March 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and money market investments	$1,426,120	$1,426,120	$1,431,668	$1,431,668	$1,596,928	$1,596,928
Trading securities	634,799	634,799	546,713	546,713	380,149	380,149
Investment securities available-for-sale	5,686,341	5,686,341	5,236,852	5,236,852	6,535,746	6,535,746
Investment securities held-to-maturity	142,106	147,816	122,354	120,873	209,596	207,850
Other investment securities	174,930	176,336	163,513	165,233	156,864	158,375
Loans held-for-sale	569,678	573,261	893,938	902,371	106,412	110,253
Loans not covered under loss sharing agreement with the FDIC	19,949,443	17,366,967	19,934,810	17,137,805	21,801,263	19,798,779
Loans covered under loss sharing agreements with the FDIC	4,720,391	4,546,937	4,836,882	4,744,680	—	—
FDIC loss share indemnification asset	2,325,618	2,402,915	2,311,997	2,376,936	—	—
Financial Liabilities:
Deposits	$27,196,674	$27,307,249	$26,762,200	$26,873,408	$25,360,312	$25,491,135
Assets sold under agreements to repurchase	2,642,800	2,769,537	2,412,550	2,503,320	2,491,506	2,618,208
Short-term borrowings	290,302	290,302	364,222	364,222	23,263	23,263
Notes payable	3,794,655	3,683,920	4,170,183	4,067,818	2,529,092	2,386,871
Equity appreciation instrument	578	578	9,945	9,945	—	—

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Commitments to extend credit	$6,709,614	$808	$5,879,051	$983	$6,744,092	$3,805
Letters of credit	146,475	3,010	152,596	3,318	142,772	2,164

Note 24 — Net Income (Loss) per Common Share:
The following table sets forth the computation of net income (loss) per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2011 and 2010:

	Quarter ended March 31,
(In thousands, except share information)	2011	2010

Net income (loss)	$10,132	$(85,055)
Preferred stock dividends	(930)	—

Net income (loss) applicable to common stock	$9,202	$(85,055)

Average common shares outstanding	1,021,536,201	639,003,599
Average potential dilutive common shares	802,894	—

Average common shares outstanding — assuming dilution	1,022,339,095	639,003,599

Basic and diluted EPS	$0.01	$(0.13)

Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Warrants, stock options, and restricted stock awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per common share.
For quarter ended March 31, 2011, there were 2,121,618 weighted average antidilutive stock options outstanding (March 31, 2010 — 2,552,663). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 20,932,836 shares of common stock, which have an antidilutive effect at March 31, 2011.

Note 25 — Other Service Fees:
The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarter ended March 31,
(In thousands)	2011	2010

Debit card fees	$12,925	$26,593
Insurance fees	11,926	10,990
Credit card fees and discounts	10,576	23,297
Sale and administration of investment products	7,130	7,167
Mortgage servicing fees, net of fair value adjustments	6,260	11,359
Trust fees	3,495	2,983
Processing fees	1,697	13,962
Other fees	4,643	4,969

Total other services fees	$58,652	$101,320

Note 26 — Pension and Postretirement Benefits:
The Corporation has a noncontributory defined benefit pension plan and supplementary benefit pension plans for regular employees of certain of its subsidiaries. At March 31, 2011, the accrual of benefits under the plans was frozen to all participants.
The components of net periodic pension cost for the quarters ended March 31, 2011 and 2010 were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended		Quarters ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010

Interest cost	$7,785	$7,953	$395	$384
Expected return on plan assets	(10,840)	(7,776)	(451)	(403)
Amortization of net loss	2,828	2,206	148	99

Total net periodic pension (benefit) cost	($227)	$2,383	$92	$80

During the quarter ended March 31, 2011, the Corporation made contributions to the pension and benefit restoration plans amounting to $124.6 million. The total contributions expected to be paid during the year 2011 for the pension and benefit restoration plans amount to approximately $126.7 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2011 and 2010 were as follows:

	Quarters ended
	March 31,
(In thousands)	2011	2010

Service cost	$504	$432
Interest cost	2,136	1,609
Amortization of prior service cost	(240)	(262)
Amortization of net loss (gain)	267	(294)

Total net periodic postretirement benefit cost	$2,667	$1,485

For the quarter ended March 31, 2011, contributions made to the postretirement benefit plan amounted to approximately $2.0 million. The total contributions expected to be paid during the year 2011 for the postretirement benefit plan amount to approximately $6.6 million.

Note 27- Stock-Based Compensation:
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
The following table presents information on stock options outstanding at March 31, 2011.

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Exercise Price		Exercise Price of	Life of Options	Options Exercisable	Exercise Price of
Range per Share	Options Outstanding	Options Outstanding	Outstanding in Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,023,453	$15.84	1.49	1,023,453	$15.84
$19.25 - $27.20	1,098,165	$25.27	3.26	1,098,165	$25.27

$14.39 - $27.20	2,121,618	$20.72	2.41	2,121,618	$20.72

There was no intrinsic value of options outstanding at March 31, 2011 and 2010. There was no intrinsic value of options exercisable at March 31, 2011 and 2010.
The following table summarizes the stock option activity and related information:

		Weighted-Average
(Not in thousands)	Options Outstanding	Exercise Price

Outstanding at January 1, 2010	2,552,663	$20.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(277,497)	20.43

Outstanding at December 31, 2010	2,275,166	$20.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(153,548)	19.97

Outstanding at March 31, 2011	2,121,618	$20.72

The stock options exercisable at March 31, 2011 totaled 2,121,618 (March 31, 2010 — 2,552,663). There were no stock options exercised during the quarters ended March 31, 2011 and 2010. Thus, there was no intrinsic value of options exercised during the quarters ended March 31, 2011 and 2010.
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2010 and 2011.
There was no stock option expense recognized for the quarters ended March 31, 2011 and 2010.

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
The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2010	138,512	$23.62
Granted	1,525,416	2.70
Vested	(340,879)	7.87
Forfeited	(191,313)	3.24

Non-vested at December 31, 2010	1,131,736	$3.61
Granted	922,574	3.29
Vested	(17,348)	20.06
Forfeited	(2,000)	5.10

Non-vested at March 31, 2011	2,034,962	$3.32

During the quarter ended March 31, 2011, 922,574 shares of restricted stock were awarded to management under the Incentive Plan, consistent with the requirements of the TARP Interim Final Rule. The shares of restricted stock, which were awarded to management consistent with the requirements of the TARP Interim Final Rule, were determined upon consideration of management’s execution of critical 2009 initiatives to manage the Corporation’s liquidity and capitalization, strategically reposition its United States operations, and improve management effectiveness and cost control. The shares will vest on the secondary anniversary of the grant date, and they may become transferrable in 25% increments as the Corporation repays each 25% portion of the aggregate financial assistance received under the United States Treasury Department’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008. In addition, the grants are also subject to further performance criteria as the Corporation must achieve profitability for at least one fiscal year for awards to be payable. During the quarter ended March 31, 2010, 962,373 shares of restricted stock were awarded to management under the Incentive Plan, from which 937,712 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the quarter ended March 31, 2011, no shares were granted under this plan (March 31, 2010 — 12,426).
During the quarter ended March 31, 2011, the Corporation recognized $0.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.1 million (March 31, 2010 — $0.3 million, with a tax benefit of $0.1 million). The fair market value of the restricted stock vested was $0.5 million at grant date and $0.1 million at vesting date. This triggers a shortfall, net of windfalls, of $0.4 million that was recorded as an additional income tax expense at the applicable income tax rate.

No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. There was no performance share expense recognized for the quarter ended March 31, 2011 (March 31, 2010 — $0.1 million, with a tax benefit of $60 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2011 was $4.3 million and is expected to be recognized over a weighted-average period of 2 years.
The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

		Weighted-Average
(Not in thousands)	Restricted Stock	Grant Date Fair Value

Non-vested at January 1, 2010	—	—
Granted	305,898	$2.95
Vested	(305,898)	2.95
Forfeited	—	—

Non-vested at December 31, 2010	—	—
Granted	23,284	3.35
Vested	(23,284)	3.35
Forfeited	—	—

Non-vested at March 31, 2011	—	—

During the quarter ended March 31, 2011, the Corporation granted 23,284 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (March 31, 2010 — 35,133). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $35 thousand (March 31, 2010 — $0.1 million, with a tax benefit of $47 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2011 for directors was $78 thousand.
Note 28 — Income Taxes:
The reasons for the difference between the income tax expense (benefit) applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico are included in the table that follows.

	Quarters ended
	March 31, 2011		March 31, 2010
		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	income

Computed income tax at statutory rates	$47,207	30%	($38,628)	41%
Net reversal (benefit) of net tax exempt interest income	(2,407)	(2)	(12,231)	13
Effect of income subject to preferential tax rate	(232)	—	(413)	—
Deferred tax asset valuation allowance	(5,305)	(3)	33,280	(35)
Non-deductible expenses	5,326	3	—	—
Difference in tax rates due to multiple jurisdictions	(2,464)	(2)	4,076	(4)
Initial adjustment in deferred tax due to change in tax rate	103,287	66	—	—
State taxes and others	1,815	1	4,641	(5)

Income tax expense (benefit)	$147,227	93%	($9,275)	10%

On January 31, 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico (the “2011 Tax Code”) which resulted in a reduction in the Corporation’s net deferred tax asset with a corresponding charge to income tax expense of $103.3 million due to a reduction in the marginal corporate income tax rate. Under the provisions of the 2011 Tax Code, the maximum marginal corporate income tax rate is 30% for years commenced after December 31, 2010. Prior to the 2011 Tax Code, the maximum marginal corporate income tax rate in Puerto Rico was 39%, which had increased to 40.95% due to a temporary 5% surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011. The 2011 Tax Code, however, eliminated the special 5% surtax on corporations for tax year 2011. Under the new tax code, the Corporation has an irrevocable one-time election to defer the application of the 2011 Tax Code for five years. This election must be made with the filing of the 2011 income tax return.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2011	December 31, 2010

Deferred tax assets:
Tax credits available for carryforward	$6,824	$5,833
Net operating loss and donation carryforward available	1,206,190	1,222,717
Postretirement and pension benefits	93,147	131,508
Deferred loan origination fees	6,186	8,322
Allowance for loan losses	302,380	393,289
Deferred gains	12,700	13,056
Accelerated depreciation	7,008	7,108
Intercompany deferred gains	5,036	5,480
Other temporary differences	21,767	26,063

Total gross deferred tax assets	1,661,238	1,813,376

Deferred tax liabilities:
Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	29,247	31,846
Difference in outside basis between financial and tax reporting on sale of a business	11,692	11,120
FDIC-assisted transaction	68,146	64,049
Unrealized net gain on trading and available-for-sale securities	45,213	52,186
Deferred loan origination costs	4,583	6,911
Other temporary differences	1,802	1,392

Total gross deferred tax liabilities	160,683	167,504

Valuation allowance	1,262,171	1,268,589

Net deferred tax asset	$238,384	$377,283

The net deferred tax asset shown in the table above at March 31, 2011 is reflected in the consolidated statements of condition as $251 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2010 — $388 million) and $13 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2010 — $11 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.
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
The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended March 31, 2011. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At March 31, 2011, the Corporation recorded a valuation allowance of approximately $1.3 billion on the deferred tax assets of its U.S. operations.
At March 31, 2011, the Corporation’s deferred tax assets related to its Puerto Rico operations amounted to $260 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax asset based on the weighting of all available evidence. The Corporation’s Puerto Rico Banking operation is in a cumulative loss position for the three-year period ended March 31, 2011. This situation is mainly due to the performance of the construction loan portfolio, including the charges related to the proposed sale of the portfolio. Currently, a significant portion of the construction loan portfolio has been written-down to fair value based on a bid received. The Corporation’s banking operations in Puerto Rico have a very strong earnings history, and it is management’s view, based on that history, that the event causing this loss is not a continuing condition of the operations. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more likely than not that such net deferred tax asset will be realized. Management reassesses the realization of the deferred tax assets each reporting period.
The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2011	2010

Balance at January 1	$26.3	$41.8
Additions for tax positions — January through March	2.2	0.4
Reduction as a result of settlements — January through March	(4.4)	(14.3)

Balance at March 31	$24.1	$27.9

At March 31, 2011, the related accrued interest approximated $6.6 million (March 31, 2010 - $6.5 million). Management determined that at March 31, 2011 and 2010 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $30 million at March 31, 2011 (March 31, 2010 — $33.0 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2011, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2006 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $8 million.
Note 29 — Supplemental Disclosure on the Consolidated Statements of Cash Flows:
Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2011 and 2010 are listed in the following table:

(In thousands)	March 31, 2011	March 31, 2010

Non-cash activities:
Loans transferred to other real estate	$39,443	$32,032
Loans transferred to other property	7,117	9,733

Total loans transferred to foreclosed assets	46,560	41,765
Transfers from loans held-in-portfolio to loans held-for-sale	8,465	20,248
Transfers from loans held-for-sale to loans held-in-portfolio	24,558	167
Loans securitized into investment securities [1]	328,592	205,056
Recognition of mortgage servicing rights on securitizations or asset transfers	6,297	3,900

[1]	Includes loan securitized into trading securities and subsequently sold before quarter end.

Note 30 — Segment Reporting:
The Corporation’s corporate structure consists of two reportable segments — Banco Popular de Puerto Rico and Banco Popular North America.
On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to such date, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses has been reclassified under the Corporate group for all periods presented. Additionally, the Corporation retained Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”) (formerly EVERTEC DE VENEZUELA, C.A). and its equity investments in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010. The results for TRANRED and the equity investments are included in the Corporate group for all periods presented. In March 2011, the Corporation recorded $8.6 million in operating expenses because of the write-off of its investment in TRANRED as the Corporation determined to wind-down these operations. Also, in March 2011, the Corporation completed the sale of its equity investment in (“CONTADO”) with a positive impact in first quarter earnings of $16.7 million. Revenue from the 49% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2011, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America and Popular International Bank. Also, as discussed previously, it includes the results of EVERTEC for all periods presented. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization: Finance, Risk Management and Legal.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
The following tables present the results of operations for the quarters ended March 31, 2011 and 2010.

March 31, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations

Net interest income	$295,445	$74,814	—
Provision for loan losses	67,256	8,063	—
Non-interest income	121,727	17,417	—
Amortization of intangibles	1,575	680	—
Depreciation expense	9,632	1,991	—
Loss on early extinguishment of debt	239	—	—
Other operating expenses	188,730	58,227	—
Income tax expense	146,144	938	—

Net income	$3,596	$22,332	—

Segment Assets	$29,359,421	$8,975,972	$(26,335)

March 31, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$370,259	$(27,207)	$307	$343,359
Provision for loan losses	75,319	—	—	75,319
Non-interest income	139,144	42,242	(17,018)	164,368
Amortization of intangibles	2,255	—	—	2,255
Depreciation expense	11,623	437	—	12,060
Loss on early extinguishment of debt	239	8,000	—	8,239
Other operating expenses	246,957	23,093	(17,555)	252,495
Income tax expense (benefit)	147,082	(158)	303	147,227

Net income (loss)	$25,928	$(16,337)	$541	$10,132

Segment Assets	$38,309,058	$5,459,100	$(5,031,891)	$38,736,267

March 31, 2010
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations

Net interest income	$219,297	$78,854	—
Provision for loan losses	108,372	131,828	—
Non-interest income	88,669	16,559	—
Amortization of intangibles	951	910	—
Depreciation expense	9,275	2,431	—
Loss on early extinguishment of debt	548	—	—
Other operating expenses	165,478	63,628	—
Income tax (benefit) expense	(909)	786	—

Net income (loss)	$24,251	$(104,170)	—

Segment Assets	$23,161,869	$10,399,867	$(56,180)

March 31, 2010
(In thousands)	Total Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$298,151	$(29,396)	$162	$268,917
Provision for loan losses	240,200	—	—	240,200
Non-interest income	105,228	85,663	(33,025)	157,866
Amortization of intangibles	1,861	188	—	2,049
Depreciation expense	11,706	3,685	—	15,391
Loss on early extinguishment of debt	548	—	—	548
Other operating expenses	229,106	67,372	(33,553)	262,925
Income tax benefit	(123)	(9,369)	217	(9,275)

Net loss	$(79,919)	$(5,609)	$473	$(85,055)

Segment Assets	$33,505,556	$5,451,963	$(5,125,082)	$33,832,437

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

March 31, 2011
Banco Popular de Puerto Rico
					Total
		Consumer and	Other		Banco Popular
(In thousands)	Commercial Banking	Retail Banking	Financial Services	Eliminations	de Puerto Rico

Net interest income	$119,560	$173,470	$2,374	$41	$295,445
Provision for loan losses	27,895	39,361	—	—	67,256
Non-interest income	45,358	54,901	21,523	(55)	121,727
Amortization of intangibles	26	1,394	155	—	1,575
Depreciation expense	4,379	5,016	237	—	9,632
Loss on early extinguishment of debt	239	—	—	—	239
Other operating expenses	54,908	118,227	15,650	(55)	188,730
Income tax expense	76,840	66,844	2,444	16	146,144

Net income (loss)	$631	$(2,471)	$5,411	$25	$3,596

Segment Assets	$15,518,756	$21,280,611	$459,462	$(7,899,408)	$29,359,421

March 31, 2010
Banco Popular de Puerto Rico
					Total
		Consumer and Retail	Other Financial		Banco Popular
(In thousands)	Commercial Banking	Banking	Services	Eliminations	de Puerto Rico

Net interest income	$71,062	$145,666	$2,503	$66	$219,297
Provision for loan losses	73,171	35,201	—	—	108,372
Non-interest income	25,524	42,853	20,114	178	88,669
Amortization of intangibles	28	784	139	—	951
Depreciation expense	3,962	5,008	305	—	9,275
Loss on early extinguishment of debt	548	—	—	—	548
Other operating expenses	46,485	104,831	14,234	(72)	165,478
Income tax (benefit) expense	(14,812)	10,963	2,811	129	(909)

Net (loss) income	$(12,796)	$31,732	$5,128	$187	$24,251

Segment Assets	$9,330,813	$17,069,123	$426,524	$(3,664,591)	$23,161,869

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

March 31, 2011
Banco Popular North America
				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$74,300	$514	—	$74,814
Provision for loan losses	605	7,458	—	8,063
Non-interest income	17,374	43	—	17,417
Amortization of intangibles	680	—	—	680
Depreciation expense	1,991	—	—	1,991
Other operating expenses	55,955	2,272	—	58,227
Income tax expense	938	—	—	938

Net income ( loss)	$31,505	$(9,173)	—	$22,332

Segment Assets	$9,645,089	$474,834	$(1,143,951)	$8,975,972

March 31, 2010
Banco Popular North America
				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$77,376	$1,534	$(56)	$78,854
Provision for loan losses	119,706	12,122	—	131,828
Non-interest income (loss)	18,185	(1,626)	—	16,559
Amortization of intangibles	910	—	—	910
Depreciation expense	2,180	251	—	2,431
Other operating expenses	61,721	1,907	—	63,628
Income tax expense	786	—	—	786

Net loss	$(89,742)	$(14,372)	$(56)	$(104,170)

Segment Assets	$11,040,381	$526,937	$(1,167,451)	$10,399,867

Geographic Information

(In thousands)	March 31, 2011	March 31, 2010

Revenues [1]:
Puerto Rico	$396,249	$308,580
United States	88,404	89,638
Other	23,074	28,565

Total consolidated revenues from continuing operations	$507,727	$426,783

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain on sale and valuation adjustments of investment securities, trading account profit, net gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share income, fair value change in equity appreciation instrument and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2011	March 31, 2010

Puerto Rico
Total assets	$28,488,973	$22,035,181
Loans	18,723,166	13,989,155
Deposits	19,524,566	16,383,261
United States
Total assets	$9,098,562	$10,569,801
Loans	6,483,596	8,370,929
Deposits	6,570,511	7,874,502
Other
Total assets	$1,148,732	$1,227,455
Loans	769,255	824,627
Deposits [1]	1,101,597	1,102,549

[1]	Represents deposits from BPPR operations located in the US and British Virgin Islands.
Note 31 — Subsequent Events:
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2011. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter ended March 31, 2011.
Note 32 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2011, December 31, 2010 and March 31, 2010, and the results of their operations and cash flows for periods ended March 31, 2011 and 2010.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Popular Insurance V.I., Inc; Tarjetas y Transacciones en Red Tranred, C.A.; and PNA. Prior to the internal reorganization and sale of the ownership interest in EVERTEC, ATH Costa Rica S.A., and T.I.I. Smart Solutions Inc. were also wholly-owned subsidiaries of PIBI.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries: Equity One, Inc.; and Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.
PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.
A source of income for the Holding Company consists of dividends from BPPR. BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at March 31, 2011, BPPR could have declared a dividend of approximately $70 million (March 31, 2010 — $81 million; December 31, 2010 — $78 million). BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidating Statement Of Condition (Unaudited)

	At March 31, 2011
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,836	$40,583	$675	$464,790	$(43,329)	$464,555
Money market investments	2	7,266	1,323	961,497	(8,523)	961,565
Trading account securities, at fair value				634,799		634,799
Investment securities available-for-sale, at fair value	37,363	3,898		5,663,205	(18,125)	5,686,341
Investment securities held-to-maturity, at amortized cost	209,734	1,000		116,372	(185,000)	142,106
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	159,587		174,930
Investment in subsidiaries	3,846,966	1,104,183	1,595,118		(6,546,267)
Loans held-for-sale, at lower of cost or fair value				569,678		569,678

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	330,208			20,746,496	(295,155)	20,781,549
Loans covered under loss sharing agreements with the FDIC				4,729,550		4,729,550
Less — Unearned income				104,760		104,760
Allowance for loan losses	60			736,445		736,505

Total loans held-in-portfolio, net	330,148			24,634,841	(295,155)	24,669,834

FDIC loss share indemnification asset				2,325,618		2,325,618
Premises and equipment, net	2,818		121	540,638		543,577
Other real estate not covered under loss sharing agreements with the FDIC				156,888		156,888
Other real estate covered under loss sharing agreements with the FDIC				65,562		65,562
Accrued income receivable	2,347	14	31	145,365	(87)	147,670
Mortgage servicing assets, at fair value				167,416		167,416
Other assets	257,598	73,935	15,669	1,000,480	(25,782)	1,321,900
Goodwill				647,387		647,387
Other intangible assets	554			55,887		56,441

Total assets	$4,700,216	$1,230,880	$1,617,429	$38,310,010	$(7,122,268)	$38,736,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,981,103	$(68,094)	$4,913,009
Interest bearing				22,292,338	(8,673)	22,283,665

Total deposits				27,273,441	(76,767)	27,196,674

Federal funds purchased and assets sold under agreements to repurchase				2,642,800		2,642,800
Other short-term borrowings			$42,400	514,902	(267,000)	290,302
Notes payable	$741,684		427,189	2,625,782		3,794,655
Subordinated notes				185,000	(185,000)
Other liabilities	153,626	$7,636	44,345	847,923	(46,600)	1,006,930

Total liabilities	895,310	7,636	513,934	34,089,848	(575,367)	34,931,361

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	10,236	4,066	2	51,564	(55,632)	10,236
Surplus	4,087,718	4,092,743	4,066,208	5,857,287	(14,007,711)	4,096,245
Accumulated deficit	(329,599)	(2,869,853)	(2,985,273)	(1,699,949)	7,546,548	(338,126)
Treasury stock, at cost	(607)					(607)
Accumulated other comprehensive (loss) income, net of tax	(13,002)	(3,712)	22,558	11,260	(30,106)	(13,002)

Total stockholders’ equity	3,804,906	1,223,244	1,103,495	4,220,162	(6,546,901)	3,804,906

Total liabilities and stockholders’ equity	$4,700,216	$1,230,880	$1,617,429	$38,310,010	$(7,122,268)	$38,736,267

Condensed Consolidating Statement Of Condition

	At December 31, 2010
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,638	$618	$1,576	$451,723	$(3,182)	$452,373
Money market investments	1	7,512	261	979,232	(7,711)	979,295
Trading account securities, at fair value				546,713		546,713
Investment securities available-for-sale, at fair value	35,263	3,863		5,216,013	(18,287)	5,236,852
Investment securities held-to-maturity, at amortized cost	210,872	1,000		95,482	(185,000)	122,354
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,170		163,513
Investment in subsidiaries	3,836,258	1,096,907	1,578,986		(6,512,151)
Loans held-for-sale, at lower of cost or fair value				893,938		893,938

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	476,082	1,285		20,798,876	(441,967)	20,834,276
Loans covered under loss sharing agreements with the FDIC				4,836,882		4,836,882
Less — Unearned income				106,241		106,241
Allowance for loan losses	60			793,165		793,225

Total loans held-in-portfolio, net	476,022	1,285		24,736,352	(441,967)	24,771,692

FDIC loss share indemnification asset				2,311,997		2,311,997
Premises and equipment, net	2,830		122	542,501		545,453
Other real estate not covered under loss sharing agreements with the FDIC				161,496		161,496
Other real estate covered under loss sharing agreements with the FDIC				57,565		57,565
Accrued income receivable	1,510	33	111	149,101	(97)	150,658
Mortgage servicing assets, at fair value				166,907		166,907
Other assets	246,209	86,116	15,105	1,134,056	(25,413)	1,456,073
Goodwill				647,387		647,387
Other intangible assets	554			58,142		58,696

Total assets	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,961,417	$(22,096)	$4,939,321
Interest bearing				21,830,669	(7,790)	21,822,879

Total deposits				26,792,086	(29,886)	26,762,200

Federal funds purchased and assets sold under agreements to repurchase				2,412,550		2,412,550
Other short-term borrowings			$32,500	743,922	(412,200)	364,222
Notes payable	$835,793		430,121	2,905,554	(1,285)	4,170,183
Subordinated notes				185,000	(185,000)
Other liabilities	185,683	$3,921	47,169	1,028,614	(52,111)	1,213,276

Total liabilities	1,021,476	3,921	509,790	34,067,726	(680,482)	34,922,431

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	10,229	4,066	2	51,633	(55,701)	10,229
Surplus	4,085,478	4,158,157	4,066,208	5,862,091	(14,077,929)	4,094,005
Accumulated deficit	(338,801)	(2,958,347)	(3,000,682)	(1,714,659)	7,665,161	(347,328)
Treasury stock, at cost	(574)					(574)
Accumulated other comprehensive (loss) income, net of tax	(5,961)	(10,462)	25,335	29,984	(44,857)	(5,961)

Total stockholders’ equity	3,800,531	1,193,414	1,090,863	4,229,049	(6,513,326)	3,800,531

Total liabilities and stockholders’ equity	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

Condensed Consolidating Statement Of Condition (Unaudited)

	At March 31, 2010
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$796	$25	$736	$592,482	$(1,864)	$592,175
Money market investments	51	348	219	1,004,654	(519)	1,004,753
Trading account securities, at fair value				380,149		380,149
Investment securities available-for-sale, at fair value		3,678		6,533,693	(1,625)	6,535,746
Investment securities held-to-maturity, at amortized cost	395,783	1,250		182,563	(370,000)	209,596
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	141,521		156,864
Investment in subsidiaries	2,988,199	693,198	1,130,907		(4,812,304)
Loans held-for-sale, at lower of cost or fair value				106,412		106,412

Loans held-in-portfolio	77,187			23,180,571	(68,160)	23,189,598
Less — Unearned income				111,299		111,299
Allowance for loan losses	60			1,276,976		1,277,036

Total loans held-in-portfolio, net	77,127			21,792,296	(68,160)	21,801,263

Premises and equipment, net	2,874		125	576,452		579,451
Other real estate	74			134,813		134,887
Accrued income receivable	128	7	31	131,094	(17)	131,243
Mortgage servicing assets, at fair value				173,359		173,359
Other assets	35,328	79,585	18,317	1,293,165	(45,967)	1,380,428
Goodwill				604,349		604,349
Other intangible assets	554			41,208		41,762

Total assets	$3,511,764	$778,092	$1,154,827	$33,688,210	$(5,300,456)	$33,832,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,478,119	$(1,864)	$4,476,255
Interest bearing				20,884,576	(519)	20,884,057

Total deposits				25,362,695	(2,383)	25,360,312

Federal funds purchased and assets sold under agreements to repurchase				2,491,506		2,491,506
Other short-term borrowings			$9,100	82,323	(68,160)	23,263
Notes payable	$994,477		430,914	1,103,701		2,529,092
Subordinated notes				370,000	(370,000)
Other liabilities	30,086	$48	46,075	912,685	(47,831)	941,063

Total liabilities	1,024,563	48	486,089	30,322,910	(488,374)	31,345,236

Stockholders’ equity:
Preferred stock	50,160					50,160
Common stock	6,395	3,961	2	52,322	(56,285)	6,395
Surplus	2,797,328	3,497,438	3,381,208	4,697,181	(11,568,917)	2,804,238
Accumulated deficit	(370,897)	(2,700,825)	(2,729,863)	(1,422,759)	6,846,537	(377,807)
Treasury stock, at cost	(16)					(16)
Accumulated other comprehensive income (loss), net of tax	4,231	(22,530)	17,391	38,556	(33,417)	4,231

Total stockholders’ equity	2,487,201	778,044	668,738	3,365,300	(4,812,082)	2,487,201

Total liabilities and stockholders’ equity	$3,511,764	$778,092	$1,154,827	$33,688,210	$(5,300,456)	$33,832,437

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2011
	Popular, Inc.	PIBI	PNA	All other subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST INCOME:
Loans	$3,020	$16		$422,726	$(2,387)	$423,375
Money market investments		16	$1	969	(39)	947
Investment securities	4,130	7	81	51,379	(3,222)	52,375
Trading account securities				8,754		8,754

Total interest	7,150	39	82	483,828	(5,648)	485,451

INTEREST EXPENSE:
Deposits				77,040	(161)	76,879
Short-term borrowings	22		314	15,556	(1,877)	14,015
Long-term debt	25,548		7,600	20,978	(2,928)	51,198

Total interest expense	25,570		7,914	113,574	(4,966)	142,092

Net interest (expense) income	(18,420)	39	(7,832)	370,254	(682)	343,359
Provision for loan losses				75,319		75,319

Net interest (expense) income after provision for loan Losses	(18,420)	39	(7,832)	294,935	(682)	268,040

Service charges on deposit accounts				45,630		45,630
Other service fees				62,040	(3,388)	58,652
Trading account loss				(499)		(499)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale				7,244		7,244
Adjustments (expense) to indemnity reserves on loans sold				(9,848)		(9,848)
FDIC loss share income				16,035		16,035
Fair value change in equity appreciation instrument				7,745		7,745
Other operating income	18,185	19,944	1,696	12,875	(13,291)	39,409

Total non-interest income	18,185	19,944	1,696	141,222	(16,679)	164,368

OPERATING EXPENSES:
Personnel costs:
Salaries	5,904	69		78,638		84,611
Pension and other benefits	952	15		20,562		21,529

Total personnel costs	6,856	84		99,200		106,140

Net occupancy expenses	806	8	1	22,886	885	24,586
Equipment expenses	772	2		11,262		12,036
Other taxes	330			11,642		11,972
Professional fees	2,826	25	2	62,424	(18,589)	46,688
Communications	122	5	5	7,078		7,210
Business promotion	423			9,437		9,860
Printing and supplies	20			1,203		1,223
FDIC deposit insurance				17,673		17,673
Loss on early extinguishment of debt	8,000			239		8,239
Other real estate owned (OREO) expenses				2,211		2,211
Other operating expenses	(11,501)	8,468	110	28,380	(501)	24,956
Amortization of intangibles				2,255		2,255

Total operating expenses	8,654	8,592	118	275,890	(18,205)	275,049

(Loss) income before income tax and equity in earnings of subsidiaries	(8,889)	11,391	(6,254)	160,267	844	157,359
Income tax expense (benefit)	2,026	3,462	(264)	141,699	304	147,227

(Loss) income before equity in earnings of subsidiaries	(10,915)	7,929	(5,990)	18,568	540	10,132
Equity in undistributed earnings of subsidiaries	21,047	16,665	21,399		(59,111)

NET INCOME	$10,132	$24,594	$15,409	$18,568	$(58,571)	$10,132

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2010
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$87,400	$7,500			($94,900)
Loans	943			$354,508	(802)	$354,649
Money market investments		212		1,042	(212)	1,042
Investment securities	7,166	9	$81	64,512	(6,842)	64,926
Trading account securities				6,578		6,578

Total interest and dividend income	95,509	7,721	81	426,640	(102,756)	427,195

INTEREST EXPENSE:
Deposits				93,186	(212)	92,974
Short-term borrowings	28		31	15,986	(786)	15,259
Long-term debt	30,235		7,675	19,155	(7,020)	50,045

Total interest expense	30,263		7,706	128,327	(8,018)	158,278

Net interest income (expense)	65,246	7,721	(7,625)	298,313	(94,738)	268,917
Provision for loan losses				240,200		240,200

Net interest income (expense) after provision for loan losses	65,246	7,721	(7,625)	58,113	(94,738)	28,717

Service charges on deposit accounts				50,578		50,578
Other service fees				101,878	(558)	101,320
Net gain on sale and valuation adjustments of investment securities				81		81
Trading account loss				(223)		(223)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale				5,068		5,068
Adjustments (expense) to indemnity reserves on loans sold				(17,290)		(17,290)
Other operating income (loss)	1,909	6,564	(1,226)	11,233	(148)	18,332

Total non-interest income (loss)	1,909	6,564	(1,226)	151,325	(706)	157,866

OPERATING EXPENSES:
Personnel costs:
Salaries	5,434	86		90,424	(71)	95,873
Pension and other benefits	753	13		24,311	(18)	25,059

Total personnel costs	6,187	99		114,735	(89)	120,932

Net occupancy expenses	650	7	1	28,218		28,876
Equipment expenses	700			22,753		23,453
Other taxes	367			11,937		12,304
Professional fees	3,369	4	3	24,290	(617)	27,049
Communications	121	6		10,645		10,772
Business promotion	173			8,122		8,295
Printing and supplies	17			2,352		2,369
FDIC deposit insurance				15,318		15,318
Loss on early extinguishment of debt				548		548
Other real estate owned (OREO) expense				4,703		4,703
Other operating expenses	(10,933)	(100)	108	35,692	(522)	24,245
Amortization of intangibles				2,049		2,049

Total operating expenses	651	16	112	281,362	(1,228)	280,913

Income (loss) before income tax and equity in losses of subsidiaries	66,504	14,269	(8,963)	(71,924)	(94,216)	(94,330)
Income tax (benefit) expense	(23)	10		(9,477)	215	(9,275)

Income (loss) before equity in losses of subsidiaries	66,527	14,259	(8,963)	(62,447)	(94,431)	(85,055)
Equity in undistributed losses of subsidiaries	(151,582)	(109,382)	(93,381)		354,345

NET LOSS	($85,055)	($95,123)	($102,344)	($62,447)	$259,914	($85,055)

Condensed Consolidating Statement Of Cash Flows (Unaudited)

	Quarter ended March 31, 2011
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income	$10,132	$24,594	$15,409	$18,568	($58,571)	$10,132

Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(21,047)	(16,665)	(21,399)		59,111
Depreciation and amortization of premises and equipment	196		1	11,863		12,060
Provision for loan losses				75,319		75,319
Amortization of intangibles				2,255		2,255
Impairment losses on net assets to be disposed of		8,564				8,564
Fair value adjustment of mortgage servicing rights				6,171		6,171
Net amortization of premiums and deferred fees (accretion of discounts)	5,885		69	(94,119)	(162)	(88,327)
Fair value change in equity appreciation instrument				(7,745)		(7,745)
FDIC loss share income				(13,621)		(13,621)
FDIC deposit insurance expense				17,673		17,673
Net gain on disposition of premises and equipment				(1,412)		(1,412)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				2,604		2,604
Gain on sale of equity method investment	(5,308)	(11,358)				(16,666)
Earnings from investments under the equity method	(11,881)	(6,540)	(1,695)		13,290	(6,826)
Net disbursements on loans held-for-sale				(184,641)		(184,641)
Acquisitions of loans held-for-sale				(90,780)		(90,780)
Proceeds from sale of loans held-for-sale				45,448		45,448
Net decrease in trading securities				206,222		206,222
Net (increase) decrease in accrued income receivable	(838)	(15)	80	3,770	(9)	2,988
Net (increase) decrease in other assets	(251)	397	1,131	5,505	(10,801)	(4,019)
Net (decrease) increase in interest payable	(3,467)		2,003	(2,955)	9	(4,410)
Deferred income taxes	3,100	37		137,474	304	140,915
Net decrease in pension and other postretirement benefit obligation				(123,957)		(123,957)
Net (decrease) increase in other liabilities	(15,200)	203	(2,338)	(23,946)	3,078	(38,203)

Total adjustments	(48,811)	(25,377)	(22,148)	(28,872)	64,820	(60,388)

Net cash used in operating activities	(38,679)	(783)	(6,739)	(10,304)	6,249	(50,256)

Cash flows from investing activities:
Net decrease (increase) in money market investments		246	(1,062)	17,734	812	17,730
Purchases of investment securities:
Available-for-sale				(752,479)		(752,479)
Held-to-maturity	(24,734)			(27,264)		(51,998)
Other				(38,305)		(38,305)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				278,274		278,274
Held-to-maturity	25,879			1,456		27,335
Other				27,050		27,050
Net repayments on loans	145,874	193		427,082	(145,527)	427,622
Proceeds from sale of loans				200,387		200,387
Acquisition of loan portfolios				(348,226)		(348,226)
Net proceeds from sale of equity method investment	(10,755)	41,823				31,068
Mortgage servicing rights purchased				(383)		(383)
Acquisition of premises and equipment	(185)			(18,414)		(18,599)
Proceeds from sale of premises and equipment				7,763		7,763
Proceeds from sale of foreclosed assets				44,648		44,648

Net cash provided by (used in) investing activities	136,079	42,262	(1,062)	(180,677)	(144,715)	(148,113)

Cash flows from financing activities:
Net increase in deposits				480,386	(46,881)	433,505
Net increase in assets sold under agreements to repurchase				230,250		230,250
Net increase (decrease) in other short-term borrowings			9,900	(229,020)	145,200	(73,920)
Payments of notes payable and subordinated notes	(100,000)		(3,000)	(519,568)		(622,568)
Proceeds from issuance of notes payable				242,000		242,000
Proceeds from issuance of common stock	2,247					2,247
Dividends paid	(930)					(930)
Treasury stock acquired	(33)					(33)
Return of capital	1,514	(1,514)

Net cash (used in) provided by financing activities	(97,202)	(1,514)	6,900	204,048	98,319	210,551

Net increase (decrease) in cash and due from banks	198	39,965	(901)	13,067	(40,147)	12,182
Cash and due from banks at beginning of period	1,638	618	1,576	451,723	(3,182)	452,373

Cash and due from banks at end of period	$1,836	$40,583	$675	$464,790	($43,329)	$464,555

Condensed Consolidating Statement Of Cash Flows (Unaudited)

	Quarter ended March 31, 2010
				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net loss	$(85,055)	$(95,123)	$(102,344)	$(62,447)	$259,914	$(85,055)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	151,582	109,381	93,380		(354,343)
Depreciation and amortization of premises and equipment	192		1	15,198		15,391
Provision for loan losses				240,200		240,200
Amortization of intangibles				2,049		2,049
Fair value adjustment of mortgage servicing rights				470		470
Net amortization of premiums and deferred fees (accretion of discounts)	5,008		69	8,051	(162)	12,966
Net gain on sale and valuation adjustment of investment securities				(81)		(81)
FDIC deposit insurance expense				15,318		15,318
Net loss (gain) on disposition of premises and equipment	28			(1,673)		(1,645)
Net loss on sale of loans and valuation adjustments on loans held-for-sale				12,222		12,222
(Earnings) losses from investments under the equity method	(1,909)	(6,563)	1,226	(49)	(421)	(7,716)
Stock options expense
Deferred income taxes, net of valuation	(23)			(20,359)	214	(20,168)
Net disbursements on loans held-for-sale				(166,868)		(166,868)
Acquisitions of loans held-for-sale				(59,436)		(59,436)
Proceeds from sale of loans held-for-sale				21,654		21,654
Net decrease in trading securities				221,975		221,975
Net (increase) decrease in accrued income receivable	(8)	120	101	(5,238)	(138)	(5,163)
Net decrease (increase) in other assets	432	6	1,620	(9,719)	(2,065)	(9,726)
Net (decrease) increase in interest payable	(2,708)		2,073	(15,860)	138	(16,357)
Net increase in postretirement benefit obligation				1,097		1,097
Net (decrease) increase in other liabilities	(951)	8	(1,547)	(5,515)	2,022	(5,983)

Total adjustments	151,643	102,952	96,923	253,436	(354,755)	250,199

Net cash provided by (used in) operating activities	66,588	7,829	(5,421)	190,989	(94,841)	165,144

Cash flows from investing activities:
Net decrease (increase) in money market investments		55,796	19	(1,975)	(55,819)	(1,979)
Purchases of investment securities:
Available-for-sale				(208,004)		(208,004)
Held-to-maturity	(25,783)			(6,061)		(31,844)
Other				(8,191)		(8,191)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				373,676		373,676
Held-to-maturity	85,783			9,446	(60,000)	35,229
Other				15,476		15,476
Net repayments on loans	32,446			424,953	(58,665)	398,734
Proceeds from sale of loans				6,398		6,398
Acquisition of loan portfolios				(39,611)		(39,611)
Capital contribution to subsidiary	(60,000)	(60,000)	(60,000)		180,000
Mortgage servicing rights purchased				(182)		(182)
Acquisition of premises and equipment	(269)			(14,780)		(15,049)
Proceeds from sale of premises and equipment	83			6,624		6,707
Proceeds from sale of foreclosed assets				32,905		32,905

Net cash provided by (used in) investing activities	32,260	(4,204)	(59,981)	590,674	5,516	564,265

Cash flows from financing activities:
Net decrease in deposits				(620,976)	56,384	(564,592)
Net decrease in assets sold under agreements to repurchase				(141,284)		(141,284)
Net (decrease) increase in other short-term borrowings	(24,225)		8,400	(24,903)	56,665	15,937
Payments of notes payable and subordinated notes	(75,000)		(3,000)	(108,624)	62,000	(124,624)
Proceeds from issuance of notes payable
Dividends paid to parent company		(63,900)		(31,000)	94,900
Treasury stock acquired	(1)					(1)
Capital contribution from parent		60,000	60,000	60,000	(180,000)

Net cash (used in) provided by financing activities	(99,226)	(3,900)	65,400	(866,787)	89,949	(814,564)

Net decrease in cash and due from banks	(378)	(275)	(2)	(85,124)	624	(85,155)
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$796	$25	$736	$592,482	($1,864)	$592,175

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
OVERVIEW
The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America.
Two major transactions effected in 2010 contribute to various significant changes in the Corporation’s financial results for the periods presented in these financial statements. First, on April 30, 2010, BPPR acquired certain assets and assumed certain deposits and liabilities of Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”). The transaction is referred to herein as the “Westernbank FDIC-assisted transaction”. Refer to Note 3 to the consolidated financial statements and to the Corporation’s 2010 Annual Report for information on this business combination. Assets subject to loss sharing agreements with the FDIC, including loans and other real estate owned, are labeled “covered” on the consolidated statements of condition and applicable notes to the consolidated financial statements. Loans acquired in the Westernbank FDIC-assisted transaction, except for credit cards, and other real estate owned are considered “covered” because the Corporation will be reimbursed for 80% of any future losses on these assets subject to the terms of the FDIC loss sharing agreements. Second, on September 30, 2010, the Corporation completed the sale of a 51% interest in EVERTEC, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”). The Corporation continues to hold the remaining 49% ownership interest in Carib Holdings (referred to as “EVERTEC”). Refer to the Corporation’s 2010 Annual Report for a description of the transaction. EVERTEC continues to service many of the Corporation’s subsidiaries’ system infrastructures and transactional processing businesses. Refer to Note 4 to these consolidated financial statements for information on the Corporation’s investment in EVERTEC, including related party transactions.
The Corporation reported net income of $10.1 million for the quarter ended March 31, 2011, compared with a net loss of $85.1 million for the quarter ended March 31, 2010. Pre-tax income for the quarter ended March 31, 2011 amounted to $157.4 million, compared with a pre-tax loss of $94.3 million for the quarter ended March 31, 2010.
Main events for the quarter ended March 31, 2011
•	On January 31, 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico (the “2011 Tax Code”), which resulted in a reduction in the Corporation’s net deferred tax asset with a corresponding charge to income tax expense of $103.3 million due to a reduction in the marginal corporate income tax rate. Under the provisions of the 2011 Tax Code, the maximum marginal corporate income tax rate is 30% for years commenced after December 31, 2010. Prior to the 2011 Tax Code, the maximum marginal corporate income tax rate in Puerto Rico was 39%, which had increased to 40.95% due to a temporary 5% surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011. The 2011 Tax Code, however, eliminated the special 5% surtax on corporations for tax year 2011. Under the 2011 Tax Code, the Corporation has an irrevocable one-time election to defer the application of the 2011 Tax Code for five years. This election must be made with the filing of the 2011 income tax return.
•	Sale of the Corporation’s equity investment in the processing business of Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) with a positive impact in first quarter earnings of $16.7 million, net of tax. Under the terms of the sale of the majority interest in EVERTEC during the third quarter of 2010, the Corporation was required for a period of twelve months following the sale to continue to seek to sell its equity interest in CONTADO. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010.

•	Equity pick-up from the Corporation’s 49% ownership interest in the parent company of EVERTEC, Carib Holdings, (referred to as “EVERTEC”) for the quarter ended March 31, 2011 was positively impacted by the 2011 Tax Code by approximately $13.8 million. This impact is recorded in other operating income. As a result of the 2011 Tax Code, EVERTEC recognized a reduction in its deferred tax liability, which had been recognized at a higher marginal corporate income tax rate. The deferred tax liability was principally the result of the difference between assigned values and the tax basis of the assets and liabilities recognized in the business combination.
•	Prepayment penalties of $8.0 million were recognized in other operating expenses associated with the repayment of $100 million in medium-term notes.
•	Recognized impairment losses of $8.6 million related to the Corporation’s full write-off of its investment in Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”), the Corporation’s Venezuela processing subsidiary, as the Corporation has decided to wind down these operations.
•	Completed the sale of $457 million (legal balance) in U.S. non-conventional residential mortgage loans by Banco Popular North America that were reclassified to loans held-for-sale during the fourth quarter of 2010. The sale had a positive impact of approximately $16.4 million to the results of operations for the first quarter of 2011, which included $2.6 million in gain on sale of loans and $13.8 million classified as a reduction to the original write-down which was booked as part of the activity in the allowance for loan losses because of better than anticipated pricing. This included an out of period adjustment of $10.7 million as a portion of the sale was completed just prior to the release of the Corporation’s 2010 Annual Report. After evaluating the quantitative and qualitative aspects of the mistatement and the out of period adjustment, management has determined that they are not material to prior year financial statements and the current period, respectively. As part of the evaluation, management considered the fact that the quarter’s net income was impacted by a one-time adjustment of $103.3 million in income tax expense that resulted from the impact of the 2011 Tax Code previously discussed in this MD&A.
The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended March 31, 2011 compared to the results of operations for the same quarter in 2010. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity. Table A provides selected financial data and performance indicators for the quarters ended March 31, 2011 and 2010.
Financial highlights:
•	Net interest income for the first quarter of 2011 increased by $57.4 million, on a taxable equivalent basis, compared with the first quarter of 2010. The net interest margin on a taxable equivalent basis increased from 3.68% for the quarter ended March 31, 2010 to 4.17% for the quarter ended March 31, 2011. Covered loans, which in average approximated $4.8 billion for the quarter ended March 31, 2011 contributed with interest income of $102.5 million for the quarter. The improvement in the net interest margin was mainly influenced by the yield contribution of the covered loans accompanied with a reduction in the cost of deposits. The favorable variance from the acquired covered loans was partially offset by a decline in the average volume of non-covered loans, principally in the commercial and construction loan portfolios, and lower loan yields because of the high volume of non-accruing loans. Also, there was a decrease in investment securities and in the benefit of the taxable equivalent adjustment. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.
•	The provision for loan losses for the quarter ended March 31, 2011 decreased by $164.9 million compared with the same quarter in the previous year. The Corporation’s provision for loan losses totaled $75.3 million or 52% of net charge-offs for the quarter ended March 31, 2011, compared with $240.2 million or 107% for the quarter ended March 31, 2010. The provision for loan losses and net-charge-offs for the quarter ended March 31, 2011, includes $15.6 million and $6.4 million, respectively, related to covered loans of the portfolio acquired from Westernbank Puerto Rico in the FDIC-assisted transaction. The lower provision for loan losses for the first quarter of 2011 reflects lower net charge-offs, improvements in the credit quality of certain portfolios as well as the positive results of steps taken by the Corporation to mitigate the overall credit risks, including putting additional resources to the loss-mitigation areas and the sale of non-conventional mortgage loans in the BPNA reportable segment. Also, a substantial amount of the Corporation’s construction loan portfolio is currently classified as held-for-sale and impairments were taken in the fourth quarter of 2010 to record them at lower of cost or fair value. Refer to the Credit Risk Management and Loan Quality section of this MD&A for information on the allowance for loan losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.
•	Non-interest income for the quarter ended March 31, 2011 increased by $6.5 million, compared with the quarter ended March 31, 2010, mainly due to the gain on the sale of the equity interest in CONTADO, higher FDIC loss share income, positive impact of the fair value changes in the FDIC equity appreciation instrument and lower indemnity reserve adjustments on loans sold, partially offset by lower other service fees and service charges on deposit accounts. The variance in other service fees was principally because of lower processing, debit and credit card fees due to the sale of the processing and merchant banking business in September 30, 2010. Refer to the Non-Interest Income section of this MD&A for detailed information.
•	Operating expenses for the quarter ended March 31, 2011 decreased by $5.9 million compared with the same quarter of the previous year mainly due to lower personnel costs and equipment expenses, partially offset by higher professional fees, principally because of the impact of the sale of the processing and merchant banking businesses. The reduction in headcount related to this sale was partially offset by employees hired from the former Westernbank operations. Refer to the Operating Expenses section of this MD&A for additional explanations, including other variances, such as penalties on the early extinguishment of debt and other real estate expenses among others.
•	Income tax expense amounted to $147.2 million for the quarter ended March 31, 2011, compared with income tax benefit of $9.3 million for the quarter ended March 31, 2010. The variance in income tax was mainly due to an additional income tax expense of $103.3 million for the quarter ended March 31, 2011 due to the impact of the 2011 Tax Code in Puerto Rico as previously described. Also, the unfavorable variance in income tax was due to higher taxable income in the Puerto Rico operations for the quarter ended March 31, 2011.
•	Total assets amounted to $38.7 billion at March 31, 2011 and December 31, 2010, compared with $33.8 billion at March 31, 2010. The increase in total assets at March 31, 2011, when compared to the same date in the previous year, was principally from the acquired covered loans and the FDIC loss share indemnification asset, which amounted to $4.7 billion and $2.3 billion, respectively, at March 31, 2011, partially offset by a decline of $2.4 billion in non-covered loans held-in-portfolio because of the run-off of the loan portfolio from exited lines of business, principally at BPNA, loan payments, charge-offs, and the decrease in the carrying value of loans reclassified to loans held-for-sale, which were recorded at lower of cost or fair value. Also, there have been soft loan origination volumes due to the weak Puerto Rico local economy.
•	The allowance for loan losses on the non-covered loan portfolio decreased by $66 million from December 31, 2010 to March 31, 2011. It represented 3.52% of non-covered loans held-in-portfolio at March 31, 2011, compared with 3.83% at December 31, 2010. Non-covered loans refer to loans not covered by the FDIC loss sharing agreements. This decrease considers a reduction in the Corporation’s general allowance component of approximately $70 million and an increase in the specific allowance component of approximately $4 million. The reduction in the general component of the allowance for loan losses for the quarter ended March 31, 2011, was primarily attributable to a lower level of net charge-offs, principally from the Corporation’s commercial, construction and consumer loan portfolios.
•	The Corporation’s non-performing loans held-in-portfolio (non-covered) increased by $63 million from December 31, 2010 to March 31, 2011, reaching $1.6 billion or 7.9% of total non-covered loans held-in-portfolio at March 31, 2011. The increase in non-performing loans held-in-portfolio was driven by the commercial and residential mortgage loan portfolios of the BPPR reportable segment. Weak economic conditions in Puerto Rico have continued to adversely impact the commercial and residential mortgage loans delinquency rates. Non-performing construction loans of the BPPR reportable segment decreased as most of the portfolio is now classified as held-for-sale and was subject to unfavorable fair value adjustments when reclassified in December 2010 and to a lower level of problem loans remaining as held-in-portfolio. Consumer and lease financing loans in non-performing status in the BPPR reportable segment continue to reflect signs of a stable credit performance. Non-performing loans in the BPNA reportable segment decreased from December 31, 2010 to March 31, 2011 in almost all loan categories, except for the mortgage loan portfolio which increased slightly. Most loan portfolios of the BPNA reportable segment continue to show signs of credit stabilization. The Corporation’s allowance for loan losses at March 31, 2011 includes $9 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. Refer to the Credit Risk Management and Loan Quality section of this MD&A for quantitative and qualitative information on the loan portfolios.
•	Refer to Table N in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits totaled $27.2 billion at March 31, 2011, compared with $26.8 billion at December 31, 2010 and $25.4 billion at March 31, 2010. The increase in deposits from March 31, 2010 was mostly associated with the deposits assumed from the Westernbank FDIC-assisted transaction. The Corporation’s borrowings amounted to $6.7 billion at March 31, 2011, compared with $6.9 billion at December 31, 2010 and $5.0 billion at March 31, 2010. The increase in borrowings from March 31, 2010 to the same date in 2011 was primarily related to the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction.

•	Stockholders’ equity totaled $3.8 billion as of March 31, 2011 and December 31, 2010, compared with $2.5 billion at March 31, 2010. The increase in stockholders’ equity from March 31, 2010 to the same date in 2011 was mostly influenced by the issuance of depositary shares and their conversion to common stock during the second quarter of 2010.
•	The Corporation continues to be well-capitalized. The Corporation’s regulatory capital ratios improved from December 31, 2010 to March 31, 2011. The Tier 1 capital and Tier 1 common equity to risk-weighted assets stood at 15.25% and 11.58%, respectively, at March 31, 2011, compared with 14.54% and 10.95%, respectively, at December 31, 2010. The improvement was principally due to: (i) a reduction in the deferred tax asset because of the impact of the Puerto Rico tax reform; (ii) balance sheet composition including the increase in lower risk-assets such as investment securities (U.S. agency securities) and mortgage loans; and (iii) internal capital generation.
TABLE A
Financial Highlights

Financial Condition Highlights	At March 31,			Average for the first quarter
(In thousands)	2011	2010	Variance	2011	2010	Variance

Money market investments	$961,565	$1,004,753	$(43,188)	$1,123,805	$891,622	$232,183
Investment and trading securities	6,638,176	7,282,355	(644,179)	6,345,664	7,252,460	(906,796)
Loans	25,976,017	23,184,711	2,791,306	25,945,614	23,344,864	2,600,750
Earning assets	33,575,758	31,471,819	2,103,939	33,415,083	31,488,946	1,926,137
Total assets	38,736,267	33,832,437	4,903,830	38,678,220	33,916,221	4,761,999
Deposits*	27,196,674	25,360,312	1,836,362	27,279,489	25,541,357	1,738,132
Borrowings	6,727,757	5,043,861	1,683,896	6,746,215	5,075,830	1,670,385
Stockholders’ equity	3,804,906	2,487,201	1,317,705	3,597,212	2,419,165	1,178,047

* Average deposits exclude average derivatives.

Operating Highlights	First Quarter
(In thousands, except per share information)	2011	2010	Variance

Net interest income	$343,359	$268,917	$74,442
Provision for loan losses	75,319	240,200	(164,881)
Non-interest income	164,368	157,866	6,502
Operating expenses	275,049	280,913	(5,864)

Income (loss) before income tax	157,359	(94,330)	251,689
Income tax expense (benefit)	147,227	(9,275)	156,502

Net income (loss)	$10,132	$(85,055)	$95,187

Net income (loss) applicable to common stock	$9,202	$(85,055)	$94,257

Net income (loss) per common share — basic and diluted	$0.01	$(0.13)	$0.14

	First Quarter
Selected Statistical Information	2011	2010

Common Stock Data
Market price
High	$3.53	$2.91
Low	2.87	1.75
End	2.92	2.91
Book value per common share at period end	3.67	3.81

Profitability Ratios
Return on assets	0.11%	(1.02%)
Return on common equity	1.05	(14.56)
Net interest spread (taxable equivalent)	3.91	3.27
Net interest margin (taxable equivalent)	4.17	3.68

Capitalization Ratios
Average equity to average assets	9.30%	7.13%
Tier I capital to risk-weighted assets	15.25	9.51
Total capital to risk-weighted assets	16.52	10.97
Leverage ratio	10.18	7.34

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2010 Annual Report, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.
The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.
SUBSEQUENT EVENTS
Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2011. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter ended March 31, 2011.
ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS
FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”)
ASU 2010-06, issued in January 2010, revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Effective this quarter, it also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. ASU 2010-06 has been effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This guidance impacts disclosures only and has not had an effect on the Corporation’s consolidated statements of condition or results of operations. The Corporation’s disclosures about fair value measurements are presented in Note 22 to the consolidated financial statements.
FASB Accounting Standards Update 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)
The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s consolidated statement of condition or results of operations for the quarter ended March 31, 2011.
FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)
The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and did not have an impact on the Corporation’s consolidated statements of condition or results of operations for the quarter ended March 31, 2011.
FASB Accounting Standards Update 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”)
The FASB issued ASU 2011-02 in April 2011. This ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. This Update clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Specifically this Update (1) provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate; (2) includes examples for creditors to determine whether an insignificant delay in payment is considered a concession; (3) prohibits creditors from using the borrower’s effective rate test in ASC Subtopic 470-50 to evaluate whether a concession has been granted to the borrower; (4) adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and (5) ends the deferral of the additional disclosures about TDR activities required by ASU 2010-20 and requires public companies to begin providing these disclosures in the period of adoption.
For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. For purposes of measuring impairment for receivables that are newly considered impaired under the new guidance, an entity should apply the amendments prospectively in the first period of adoption and disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption.
The Corporation is evaluating the potential impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
FASB Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)
The FASB issued ASU 2011-03 in April 2011. The amendment of this ASU affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The ASU modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). This ASU does not affect other transfers of financial assets. ASC Topic 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over transferred financial assets.
Specifically, the amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.
The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application is not permitted.
The Corporation will be evaluating the potential impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2010 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2010 Annual Report for a summary of the Corporation’s significant accounting policies.

NET INTEREST INCOME
Net interest income on a taxable equivalent basis for the quarter ended March 31, 2011 resulted in an increase of $57.4 million when compared with the same period in 2010.
Tax-exempt interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of U.S. Government sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies and instrumentalities. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, are subject to a temporary 5% income tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each quarter, in the subsidiaries that have the benefit. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. Under this law, the exempt interest can be deducted up to the amount of taxable income. BPPR’s tax position changed during the third quarter of 2010 and the benefit previously obtained from exempt investments is, for now, not applicable; therefore, no adjustments were made to BPPR’s net interest income in the first quarter of 2011 since its current tax is the marginal tax rate. The latter explains the decrease of $17.0 million in the taxable equivalent adjustment when compared to the same quarter of 2010.
Refer to Table B for a detailed analysis of levels and yields on a taxable equivalent basis segregated by major categories of interest earning assets and interest bearing liabilities.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the period ended March 31, 2011 included a favorable impact related to those items of $5.0 million, excluding the discount accretion on covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30, compared to a favorable impact of $3.9 million for the same period in 2010. The discount accretion on covered loans accounted for under ASC Subtopic 310-30 and 310-20, as described below, was $72.9 million and $24.4 million, respectively for the quarter ended March 31, 2011.
The increase in net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2011, compared with the same period in 2010, was driven mostly by:
•	the discount accretion on covered loans accounted for under ASC Subtopic 310-30 amounted to $72.9 million for the quarter ended March 31, 2011. Also, there was $24.4 million discount accretion on covered loans acquired from the Westernbank FDIC-assisted transaction that are accounted for under ASC Subtopic 310-20 due to their revolving characteristics. This impact is included in the line item “Covered loans” in Table B; and
•	a decrease in deposit costs of 39 basis points associated with both a low interest rate scenario and management actions to reduce deposits costs, principally in certificates of deposit and money market accounts, as well as lower costs on brokered certificates of deposit. Management is actively monitoring the impact the rate reductions could have on the Corporation’s liquidity.
The above variances were partially offset by the following factors which affected negatively the Corporation’s net interest margin:
•	the FDIC loss share indemnification asset of $2.3 billion at March 31, 2011, which is a non-interest earning asset that is being funded mainly through the FDIC note at a 2.50% annual fixed interest rate. The accretion or amortization of the FDIC loss share indemnification asset is recorded in non-interest income;
•	a decrease in the yield of commercial, construction and mortgage loans, principally because of the high volume of loans in non-accrual status; and
•	a lower yield on investment securities, principally because of the lower taxable equivalent adjustment in the first quarter of 2011.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarters ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2011	2010	Variance	2011	2010	Variance		2011	2010	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,124	$892	$232	0.34%	0.47%	(0.13%)	Money market investments	$947	$1,042	$(95)	$(86)	$(9)
5,663	6,800	(1,137)	3.71	4.48	(0.77)	Investment securities	52,457	76,174	(23,717)	(11,557)	(12,160)
682	452	230	5.67	6.91	(1.24)	Trading securities	9,540	7,717	1,823	(1,569)	3,392

						Total money market, investment
7,469	8,144	(675)	3.38	4.18	(0.80)	and trading securities	62,944	84,933	(21,989)	(13,212)	(8,777)

						Loans:
12,118	14,150	(2,032)	4.77	4.96	(0.19)	Commercial and construction	142,490	173,042	(30,552)	(11,569)	(18,983)
592	658	(66)	9.01	8.71	0.30	Leasing	13,318	14,319	(1,001)	483	(1,484)
4,753	4,550	203	6.09	6.37	(0.28)	Mortgage	72,316	72,415	(99)	(3,268)	3,169
3,668	3,987	(319)	10.36	10.31	0.05	Consumer	93,706	101,399	(7,693)	(944)	(6,749)

21,131	23,345	(2,214)	6.15	6.25	(0.10)	Sub-total loans	321,830	361,175	(39,345)	(15,298)	(24,047)
4,815	—	4,815	8.61	—	8.61	Covered loans	102,548	—	102,548	—	102,548

25,946	23,345	2,601	6.61	6.25	0.36	Total loans	424,378	361,175	63,203	(15,298)	78,501

$33,415	$31,489	$1,926	5.89%	5.72%	0.17%	Total earning assets	$487,322	$446,108	$41,214	$(28,510)	$69,724

						Interest bearing deposits:
$4,977	$4,811	$166	0.73%	0.86%	(0.13%)	NOW and money market*	$8,915	$10,243	$(1,328)	$(1,538)	210
6,242	5,527	715	0.82	0.89	(0.07)	Savings	12,557	12,126	431	(1,173)	1,604
11,135	10,823	312	2.02	2.65	(0.63)	Time deposits	55,407	70,605	(15,198)	(16,722)	1,524

22,354	21,161	1,193	1.39	1.78	(0.39)	Total deposits	76,879	92,974	(16,095)	(19,433)	3,338

2,743	2,476	267	2.07	2.50	(0.43)	Short-term borrowings	14,015	15,259	(1,244)	(2,148)	904
4,003	2,600	1,403	5.16	7.81	(2.65)	Medium and long-term debt	51,198	50,045	1,153	7,766	(6,613)

						Total interest bearing
29,100	26,237	2,863	1.98	2.45	(0.47)	liabilities	142,092	158,278	(16,186)	(13,815)	(2,371)
						Non-interest bearing
4,926	4,380	546				demand deposits
(611)	872	(1,483)				Other sources of funds

$33,415	$31,489	$1,926	1.72%	2.04%	(0.32%)	Total source of funds

			4.17%	3.68%	0.49%	Net interest margin

						Net interest income on a taxable equivalent basis	345,230	287,830	57,400	$(14,695)	$72,095

			3.91%	3.27%	0.64%	Net interest spread

						Taxable equivalent adjustment	1,871	18,913	(17,042)

						Net interest income	$343,359	$268,917	$74,442

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Excluding the loans acquired in the FDIC-assisted transaction, most loan categories decreased in volume, especially the commercial and construction loan portfolios due to low origination activity and loan charge-offs. The consumer loan portfolio showed a decrease due to the slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages. The covered loans acquired in the Westernbank FDIC-assisted transaction, that contributed $4.8 billion in average loan volume for the first quarter of 2011, net of fair value adjustments, mitigated the decrease in the volume of earning assets. The covered loans contributed $102.5 million to the Corporation’s interest income during the first quarter of 2011. Investment securities decreased in average volume as a result of maturities and prepayments of mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies, and to the sale of certain investment securities during the third quarter of 2010.
Also affecting net interest income was the increase in the volume of medium and long-term debt, particularly the note payable issued to the FDIC in April 2010, partially offset by the decrease, mostly associated to the early cancellation of debt, of both FHLB advances and medium-term notes. Average non-interest bearing demand deposits increased by $546 million, resulting in an increase of interest free funding and positively impacting net interest margin.
PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $75.3 million, or 52%, of net charge-offs for the quarter ended March 31, 2011, compared with $240.2 million or 107% of net charge-offs, for the first quarter of 2010. The provision for loan losses and net-charge-offs for the quarter ended March 31, 2011, includes $15.6 million and $6.4 million, respectively, related to covered loans of the portfolio acquired in the Westernbank FDIC-assisted transaction. When the Corporation records a provision for loan losses on the covered loans, it also records a benefit of 80% attributable to the FDIC loss sharing agreements, which is recorded in non-interest income.
The lower provision for loan losses for the first quarter of 2011, compared with the quarter ended March 31, 2010, reflects lower net charge-offs, improvements in the credit quality of certain portfolios as well as the positive results of steps taken by the Corporation to mitigate the overall credit risks. Since March 31, 2010, loans held-in-portfolio, excluding the covered loans of the Westernbank FDIC-assisted transaction, decreased by approximately $2.4 billion, mainly as a result of the transfer, during the fourth quarter of 2010, of $1.0 billion of loans, primarily non-accruing loans, from the held-in-portfolio to held-for-sale category, at lower of cost or fair value. During the first quarter of 2011, the BPNA reportable segment completed the sale of $457 million (legal balance) in U.S. non-conventional residential mortgage loans that had been reclassified to loans held-for-sale during the fourth quarter of 2010. The sale had a positive impact to the provision for loan losses of $13.8 million since the benefit of improved pricing was classified as a reduction to the original write-down which was booked as part of the activity in the allowance for loan losses. This included an out of period adjustment of $10.7 million as a portion of the sale was completed just prior to the release of the Corporation’s 2010 Annual Report.
Refer to the Credit Risk Management and Loan Quality section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME
Refer to Table C for a breakdown on non-interest income by major categories for the quarters ended March 31, 2011 and 2010.
TABLE C

Non-Interest Income

	Quarters ended March 31,
(In thousands)	2011	2010	Variance

Service charges on deposit accounts	$45,630	$50,578	$(4,948)

Other service fees:
Debit card fees	12,925	26,593	(13,668)
Insurance fees	11,926	10,990	936
Credit card fees and discounts	10,576	23,297	(12,721)
Sale and administration of investment products	7,130	7,167	(37)
Mortgage servicing fees, net of fair value adjustments	6,260	11,359	(5,099)
Trust fees	3,495	2,983	512
Processing fees	1,697	13,962	(12,265)
Other fees	4,643	4,969	(326)

Total other service fees	$58,652	$101,320	$(42,668)

Net gain on sale and valuation adjustments of investment securities	—	$81	$(81)
Trading account loss	$(499)	(223)	(276)
Gain on sale of loans, including valuation adjustment on loans held-for-sale	7,244	5,068	2,176
Adjustment (expense) to indemnity reserves on loans sold	(9,848)	(17,290)	7,442
FDIC loss share income	16,035	—	16,035
Fair value change in equity appreciation instrument	7,745	—	7,745
Other operating income	39,409	18,332	21,077

Total non-interest income	$164,368	$157,866	$6,502

Non-interest income for the quarter ended March 31, 2011, compared with the same quarter in the previous year was mainly impacted by the following positive variances:
•	$16.0 million favorable variance in FDIC loss share income for the quarter ended March 31, 2011. The increase resulted from the positive impact of $12.4 million corresponding to the increase in the FDIC loss share indemnification asset due to the recording of $15.6 million in provision for loan losses on loans covered under the loss sharing agreements due to an increase in expected losses on particular loan pools accounted for under ASC Subtopic 310-30 and inherent losses on certain loan pools accounted pursuant to ASC Subtopic 310-20. Also, the increase in FDIC loss share income was the result of accretion of the indemnification asset of $24.3 million, partially offset by $21.5 million in losses resulting from the Corporation’s reciprocal accounting on the accretion of the discount for covered loans accounted for pursuant to ASC Subtopic 310-20 and the amortization of the fair value related to unfunded commitments recorded when the business combination was effected;
•	$7.7 million favorable impact in the fair value of the equity appreciation instrument issued to the FDIC resulting from a shorter period remaining for the expiration of the instrument, which expires on May 7, 2011, and the lower probability of exercise;
•	$21.1 million favorable variance in other operating income due to the gain of $20.6 million (before tax) on the sale of the equity interest in CONTADO and a gain of $3.3 million resulting from lower credit adjustments on interest rate swaps. These variances in other operating income were offset by losses of $1.9 million from the retained ownership interest in EVERTEC, which represented $11.8 million of the share of EVERTEC’s net income which mostly resulted from the $13.8 million positive impact related to the reversal of EVERTEC’s deferred tax liability upon application of the Puerto Rico income tax reform, offset by the 49% of intercompany eliminations of $13.7 million. This elimination mostly represents the costs that the Corporation records in the professional fees category within operating expenses and that EVERTEC has recognized as part of its net income and must be eliminated as it represents a transaction with an affiliate; and
•	$7.4 million favorable variance resulting from lower adjustments recorded to indemnity reserves on loans sold by $5.9 million in the BPPR reportable segment and $1.5 million in the BPNA reportable segment and the discontinued operations of Popular Financial Holdings (“PFH”), the latter which is part of the Corporate group.

These favorable variances in non-interest income for the quarter ended March 31, 2011, compared to the same quarter of the previous year, were partially offset by the following unfavorable variances:
•	lower other service fees by $42.7 million, mostly due to lower credit and debit card fees of $26.4 million as a result of transferring the merchant business to EVERTEC as part of the sale and lower volume of credit cards subject to late payment fees and lower average rate charged per transaction, and lower processing fees of $12.3 million which were previously generated by the Corporation’s processing business which was also transferred as part of the EVERTEC sale. There was also a decrease in the category of mortgage servicing fees, net of fair value adjustments, by $5.1 million due to unfavorable fair value adjustments on mortgage servicing rights, partially offset by higher servicing fees; and
•	lower service charges on deposit accounts by $4.9 million mostly in the BPNA reportable segment related to lower nonsufficient funds fees and reduced fees from money services clients, the impact of Regulation E, and fewer customer accounts resulting from the reduction in BPNA’s branches.
OPERATING EXPENSES
Table D provides a breakdown of operating expenses by major categories.
TABLE D

Operating Expenses

	Quarters ended March 31,
(In thousands)	2011	2010	Variance

Personnel costs:
Salaries	$84,611	$95,873	$(11,262)
Pension and other benefits	21,529	25,059	(3,530)

Total personnel costs	106,140	120,932	(14,792)
Net occupancy expenses	24,586	28,876	(4,290)
Equipment expenses	12,036	23,453	(11,417)
Other taxes	11,972	12,304	(332)
Professional fees	46,688	27,049	19,639
Communications	7,210	10,772	(3,562)
Business promotion	9,860	8,295	1,565
Printing and supplies	1,223	2,369	(1,146)
FDIC deposit insurance	17,673	15,318	2,355
Loss on early extinguishment of debt	8,239	548	7,691
Other real estate owned (OREO) expenses	2,211	4,703	(2,492)
Other operating expenses	24,956	24,245	711
Amortization of intangibles	2,255	2,049	206

Total operating expenses	$275,049	$280,913	$(5,864)

Full time equivalent employees totaled 8,260 at March 31, 2011 compared with 9,366 at March 31, 2010. The decrease in personnel costs was principally related to the reduction in headcount because of the sale of EVERTEC. Personnel costs corresponding to the EVERTEC and merchant banking business in the first quarter of 2010 amounted to approximately $21.2 million. The reductions resulting from the exclusion of EVERTEC were partially offset by the salaries from the employees hired from the former Westernbank operations. For the first quarter of 2011, the BPPR reportable segment showed an increase in salaries of $5.1 million, compared with the same quarter of the previous year. Also, influencing the variance in personnel costs was lower pension cost by $2.6 million mainly from the impact of the return on plan assets, partially offset by higher postretirement benefit costs by $1.2 million.
The decrease in equipment expenses was mainly due to lower depreciation expense of software licenses and electronic equipment as a result of the transfer of software and equipment to EVERTEC as part of the sale.
The decrease in net occupancy expenses was primarily from a reduction of $3.3 million because of the EVERTEC sale, including the merchant business, and of $2.1 million in the BPNA reportable segment due to fewer branches as a result of the restructuring of its operations
Professional fees increased principally in the categories of system application processing and hosting, credit collection and computer service fees. Processing and hosting represent services provided by EVERTEC to the Corporation’s subsidiaries. Prior to the sale of EVERTEC, these costs were fully eliminated in consolidation, but now 51% of such costs are not eliminated when consolidating the Corporation’s financial results of operations, thus results in an increase for the first quarter of 2011.
The loss on early extinguishment of debt for the quarter ended March 31, 2011 was mainly related to $8.0 million in prepayment penalties on the repayment of $100 million in medium-term notes.
The category of other operating expenses in Table D remained stable. Main variances in this category when comparing results for the quarter ended March 31, 2011 with the same quarter in 2010 included an impairment loss of $8.6 million related to the previously mentioned write-down of the Corporation’s Venezuela operations and an unfavorable variance of $3.5 million in the provision for unfunded credit commitments. These main variances were offset by lower credit card processing, volume and interchange expenses by $7.6 million because of the sale of the processing and merchant banking businesses, lower sundry losses by $1.3 million lower foreign currency expense by $2.2 million due to the remeasurement of the financial statements of TRANRED (formerly EVERTEC-Venezuela) in the first quarter of 2010 and transportation and travel by $0.1 million, among others.
INCOME TAXES
As shown in Table E, income tax expense amounted to $147.2 million for the quarter ended March 31, 2011, a significant increase compared to the same quarter of 2010. The increase in income tax expense was due to higher income before tax on the Puerto Rico operations and lower exempt interest income net of disallowance of expenses attributed to such exempt income. Also, in January 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico which, among other things, reduced the marginal corporate income tax rate from 39% to 30% effective January 1, 2011. Consequently, as a result of this reduction in rate in Puerto Rico, the Corporation recognized during the first quarter of 2011 an income tax expense of $103.3 million and a corresponding reduction in the net deferred tax asset.
The reasons for the difference between the income tax expense (benefit) applicable to income before income taxes and the amount computed by applying the statutory tax rate in Puerto Rico are included in the table that follows.
TABLE E

Income Taxes

	Quarters ended
	March 31, 2011		March 31, 2010
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income

Computed income tax at statutory rates	$47,207	30%	$(38,628)	41%
Net reversal (benefit) of net tax exempt interest income	(2,407)	(2)	(12,231)	13
Effect of income subject to preferential tax rate	(232)	—	(413)	—
Deferred tax asset valuation allowance	(5,305)	(3)	33,280	(35)
Non-deductible expenses	5,326	3	—	—
Difference in tax rates due to multiple jurisdictions	(2,464)	(2)	4,076	(4)
Initial adjustment in deferred tax due to change in tax rate	103,287	66	—	—
State taxes and others	1,815	1	4,641	(5)

Income tax expense (benefit)	$147,227	93%	$(9,275)	10%

Refer to Note 28 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets at March 31, 2011.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the corporate group are not allocated to the reportable segments.
As a result of the sale of a 51% interest in EVERTEC, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for EVERTEC, including the merchant acquiring business that was part of the BPPR reportable segment but transferred to EVERTEC in connection with the sale, has been reclassified under Corporate for all periods discussed. The financial results for Tarjetas y Transacciones en Red Tranred, a former subsidiary of EVERTEC, and the equity investments in Serfinsa, formerly included as part of the EVERTEC reportable segment, are included as part of the Corporate group. Revenues from the Corporation’s equity interest in EVERTEC are being reported as non-interest income in the Corporate group.
For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 30 to the consolidated financial statements.
The Corporate group had a net loss of $16.3 million in the first quarter of 2011, compared with a net loss of $5.6 million in the same quarter of the previous year.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment’s net income amounted to $3.6 million for the quarter ended March 31, 2011, compared with $24.3 million for the same quarter in 2010. The principal factors that contributed to the variance in the financial results for the quarter ended March 31, 2011, when compared with the first quarter of 2010, included the following:
•	higher net interest income by $76.1 million, or 35%, mainly as a result of the covered loans acquired in the Westernbank FDIC-assisted transaction which contributed with interest income for the quarter ended March 31, 2011 of $102.5 million. Also, the improvement in net interest income was also associated with a lower cost of deposits, primarily in certificates of deposit and money market accounts as a result of management actions to reduce deposit costs and to lower costs of brokered certificates of deposit, partially offset by the impact of the greater average volume of interest-bearing deposits that were assumed in the Westernbank FDIC-assisted transaction. Negatively impacting net interest income is the FDIC loss share indemnification asset of $2.3 billion at March 31, 2011, which is a non-interest earning asset, but is being funded mainly through the FDIC note at a 2.50% annual fixed interest rate. The accretion or amortization of the FDIC loss share indemnification asset is recorded in non-interest income. Also, excluding the loans acquired in the FDIC-assisted transaction, most loan categories decreased in volume, especially commercial and construction loan portfolios, due to low origination activity and loan charge-offs, and there was a greater volume of non-performing loans. Furthermore, there was lower interest income from investment securities because of lower volume of securities as a result of the Corporation’s deleveraging strategy in 2010. The BPPR reportable segment had a net interest margin of 4.78% for the quarter ended March 31, 2011, compared with 4.10% for the same period in 2010;
•	lower provision for loan losses by $41.1 million, or 38%, in part due to lower level of net charge-offs, principally in construction and consumer loans. The decrease in net-charge offs of the BPPR construction loan portfolio was principally driven by a high volume of construction loans that are being accounted for as loans held-for-sale following reclassification in 2010, while the decrease in net charge-offs of the BPPR consumer loan portfolio was prompted by a more stable credit performance in terms of delinquencies and losses. These positive variances were partially offset by a higher provision for loan losses of the mortgage loan portfolio in the BPPR reportable segment driven principally by higher loan portfolio balance and delinquencies. The BPPR mortgage loan portfolio continues to be negatively impacted by the current economic conditions in Puerto Rico. During the quarter ended March 31, 2011, the Corporation recognized a provision for loan losses of $15.6 million and net charge-offs of $6.4 million related to the covered loan portfolio from the Westernbank FDIC-assisted transaction. Refer to the Credit Risk Management and Loan Quality section for detailed information by loan portfolio and credit quality metrics;
•	higher non-interest income by $33.1 million, or 37%, primarily as a result of the FDIC loss share income of $16.0 million described in the Non-Interest Income section of this MD&A, the $7.7 million positive impact due to the fair value change of the equity appreciation instrument issued to the FDIC as part of the assisted transaction, and lower adjustments to increase the indemnity reserves on loans sold by $5.9 million. Other service fees in the BPPR reportable segment remained stable, but represented the net impact of unfavorable variances primarily in fair value adjustments to mortgage servicing rights, offset, for example, by higher insurance fees, trust fees and credit card interchange income due to an increase in retail sales volume;
•	higher operating expenses by $23.9 million, or 14%, mainly due to higher professional fees, personnel costs, business promotion and other operating expenses. The increase in professional fees by $8.9 million was mainly due to higher collection costs and technology consulting fees, among others. The increase in personnel costs by $4.8 million was mainly due to the new hires from Westernbank. The increase in business promotion by $1.3 million was mainly because of the new advertising campaign in the mortgage operations. The increase in other operating expenses was mostly due to an increase from the amortization of the FDIC prepaid deposit insurance, higher other real estate owned expenses and an unfavorable variance in the provision for unfunded credit commitments; and

•	income tax expense of $146.1 million in 2011, compared with an income tax benefit of $0.9 million in 2010, primarily due to an additional income tax expense of $103.3 million for the quarter ended March 31, 2011 resulting from a reduction in the marginal corporate income tax rate due to the Puerto Rico tax reform and to higher income before tax and lower exempt interest income net of disallowance of expenses attributed to such exempt income.
Banco Popular North America
For the quarter ended March 31, 2011, the reportable segment of Banco Popular North America reported net income of $22.3 million, compared with a net loss of $104.2 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results for the quarter ended March 31, 2011, when compared with the first quarter of 2010, included the following:
•	lower net interest income by $4.0 million, or 5%, mainly due to a reduction in the volume of average earning assets, principally as a result of the run-off of the legacy portfolio, charge-offs, loan sales and to a lesser extent transfers to other real estate owned, partially offset by the positive impact of a reduction in the average volume of brokered certificates of deposit and long-term debt, in part because of the early extinguishment of FHLB advances during 2010. Impacting positively the net interest income was a lower cost of interest bearing deposits, mainly time deposits and money market deposits;
•	lower provision for loan losses by $123.8 million, or 94%, principally as a result of reductions in all loan portfolios and lower net charge-offs by $68.2 million, consisting of reductions in all loan categories. Also, there was the $13.8 million reduction in the provision for loan losses for the quarter ended March 31, 2011 related to the benefit of improved pricing on the sale of the non-conventional mortgage loan portfolio which was previously discussed in the Overview section of this MD&A;
•	higher non-interest income by $0.9 million, principally due to $2.8 million in higher gains on the sale of loans and $0.8 million in lower charges to increase the indemnity reserves for representations and warranties on loans sold, partially offset by lower service charges on deposit accounts by $4.3 million due to lower non-sufficient funds fees and reduced fees from money services clients, the impact of Regulation E, and because of fewer customer accounts resulting from the reduction in BPNA’s branches; and
•	lower operating expenses by $6.1 million, or 9%, principally as a result of lower net occupancy expenses by $2.1 million mainly due to fewer branch locations and lower professional fees by $1.8 million mostly due to lower computer service fees (item processing costs) and armored car service fees. Also, there were lower other operating expenses by $2.5 million mainly due to lower other real estate owned expenses, lower provision for unfunded commitments and sundry losses, partially offset by higher amortization of FDIC assessments.
FINANCIAL CONDITION
Assets
The Corporation’s total assets were $38.7 billion at March 31, 2011 and December 31, 2010, compared with $33.8 billion at March 31, 2010. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates. As previously discussed, the increase in total assets from March 31, 2010 to the same date in 2011 was principally due to the Westernbank FDIC-assisted transaction. Covered loans at March 31, 2011 amounted to $4.7 billion.

Investment securities
Table F provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 7 and 8 to the consolidated financial statements provides additional information with respect to the Corporation’s investment securities AFS and HTM.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	March 31, 2011	December 31, 2010	Variance	March 31, 2010	Variance

U.S. Treasury securities	$62.4	$64.0	$(1.6)	$113.0	$(50.6)
Obligations of U.S. Government sponsored entities	1,461.1	1,211.3	249.8	1,705.3	(244.2)
Obligations of Puerto Rico, States and political subdivisions	143.3	144.7	(1.4)	259.5	(116.2)
Collateralized mortgage obligations	1,684.7	1,323.4	361.3	1,587.1	97.6
Mortgage-backed securities	2,413.4	2,576.1	(162.7)	3,068.5	(655.1)
Equity securities	9.4	9.5	(0.1)	9.1	0.3
Others	54.1	30.2	23.9	2.8	51.3

Total investment securities AFS and HTM	$5,828.4	$5,359.2	$469.2	$6,745.3	$(916.9)

The increase in investment securities from December 31, 2010 was primarily related to the purchase of U.S. Government agency-issued collateralized mortgage obligations and U.S. agency securities to deploy excess liquidity at the BPNA reportable segment and increase the yield on earning assets by investing in longer-term assets, partially offset by maturities and prepayments.
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
The changes in loan balances generally reflect weak loan demand, the high level of loan charge-offs as a result of the downturn in the real estate market and continued weakened economy, and the exiting or downsizing of certain loan origination channels due to strategic decisions.
TABLE G

Loans Ending Balances

			Variance		Variance
			March 31, 2011		March 31, 2011
			Vs. December		Vs. March 31,
(In thousands)	March 31, 2011	December 31, 2010	31, 2010	March 31, 2010	2010

Loans not covered under FDIC loss sharing agreements:
Commercial	$11,124,330	$11,393,485	$(269,155)	$12,250,591	$(1,126,261)
Construction	439,399	500,851	(61,452)	1,618,828	(1,179,429)
Lease financing	592,092	602,993	(10,901)	653,734	(61,642)
Mortgage	4,895,682	4,524,722	370,960	4,649,223	246,459
Consumer	3,625,286	3,705,984	(80,698)	3,905,923	(280,637)

Total non-covered loans held-in-portfolio	20,676,789	20,728,035	(51,246)	23,078,299	(2,401,510)
Loans covered under FDIC loss sharing agreements [1]	4,729,550	4,836,882	(107,332)	—	4,729,550

Total loans held-in-portfolio	25,406,339	25,564,917	(158,578)	23,078,299	2,328,040

Loans held-for-sale:
Commercial	61,276	60,528	748	14,208	47,068
Construction	392,113	412,744	(20,631)	1,941	390,172
Mortgage	116,289	420,666	(304,377)	90,263	26,026

Total loans held-for-sale	569,678	893,938	(324,260)	106,412	463,266

Total loans	$25,976,017	$26,458,855	$(482,838)	$23,184,711	$2,791,306

[1]	Refer to Note 9 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the acquired covered loans.
Excluding the acquired covered loans, all loan portfolios at March 31, 2011, except for mortgage loans, declined compared with December 31, 2010. The decrease in commercial loans held-in-portfolio was principally in the BPNA reportable segment by $215 million in part because of commercial net charge-offs of $33.3 million for the quarter ended March 31, 2011 and legacy portfolio run-off associated with exited origination channels in the U.S. operations. Commercial loans held-in-portfolio for the BPPR reportable segment declined by approximately $54 million when compared with year-end 2010, principally due to net charge-offs of $40.2 million in the quarter ended March 31, 2011. Portfolio run-off in the BPPR reportable segment was in part offset by new origination activity. The decrease in construction loans was principally in the BPNA reportable segment by $42 million and the BPPR reportable segment by $19 million. The decrease in consumer loans from December 31, 2010 to March 31, 2011 was primarily related to a decline in credit cards and personal loans. The increase in mortgage loans held-in-portfolio was principally related to the acquisition of approximately $236 million in unpaid principal balance of performing residential mortgage loans in March 2011, loans repurchased under credit recourse arrangements and the loan origination activity by the BPPR reportable segment. The decline in mortgage loans held-for-sale was principally due to the sale of the non-conventional mortgage loans in the BPNA reportable segment.
The decrease in commercial loans held-in-portfolio from March 31, 2010 to the same date in 2011 was also associated with the downsizing of the legacy portfolio of the business lines exited by BPNA, a high volume of charge-offs and slow loan origination activity due to the economic environment. The decline in construction loans held-in-portfolio from March 31, 2010 was also related to charge-offs, repossessed properties and controlled activity for new advances under existing construction projects. The decrease in construction and commercial loans held-in-portfolio was also related to the reclassification of construction and commercial loans to the held-for-sale category in December 2010. The expected sale of the BPPR construction and commercial loan portfolio, which was classified as held-for-sale in December 2010, is expected to occur in the second quarter of 2011 as the Corporation continues the negotiations with the potential buyer.
The decline in the consumer loan portfolio was mainly related to run-off of existing portfolios, principally exited lines of businesses at the BPNA operations, including E-LOAN, the impact of consumer loan net charge-offs and a decline in the BPPR reportable segment credit card portfolio.
The decline in the lease financing portfolio from March 31, 2010 to March 31, 2011 at the BPPR reportable segment was $38 million, which as well as the other loan portfolios continues to reflect the general slowdown in originations. BPNA, which lease financing portfolio decreased by $24 million, are no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.
The increase in mortgage loans was mainly in the BPPR reportable segment principally as a result of the loan portfolio acquired in the first quarter of 2011 and new originations, partially offset by the impact of loans securitized into agency mortgage-backed securities and the sale of non-conventional mortgage loans.
The covered loans were initially recorded at fair value. Their carrying value approximated $4.7 billion at March 31, 2011, of which approximately 70% pertained to commercial and construction loans, 26% to mortgage loans and 4% to consumer loans. Note 9 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $4.4 billion of their carrying value at March 31, 2011, is accounted for under ASC Subtopic 310-30.
FDIC loss share indemnification asset
As part of the loan portfolio fair value estimation in the Westernbank FDIC-assisted transaction, the Corporation established the FDIC loss share indemnification asset, which represented the present value of the estimated losses on loans to be reimbursed by the FDIC. The FDIC loss share indemnification asset amounted to $2.3 billion as of March 31, 2011 and is presented in a separate line item in the consolidated statement of condition.

The following table sets forth the activity in the FDIC loss share indemnification asset for the first quarter of 2011.

(In thousands)	2011

Balance at January 1	$2,311,997
Increase due to a decrease in cash flow estimates	12,445
Accretion	24,308
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(21,465)
Claims	(1,667)

Balance at March 31	$2,325,618

Other assets

Table H provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at March 31, 2011, December 31, 2010 and March 31, 2010.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			March 31, 2011 Vs		March 31, 2011 Vs
(In thousands)	March 31, 2011	December 31, 2010	December 31, 2010	March 31, 2010	March 31, 2010

Investments under the equity method	$294,559	$299,185	$(4,626)	$106,147	$188,412
Net deferred tax assets (net of valuation allowance)	250,568	388,466	(137,898)	366,224	(115,656)
Bank-owned life insurance program	239,103	237,997	1,106	234,008	5,095
Prepaid FDIC insurance assessment	129,093	147,513	(18,420)	193,166	(64,073)
Other prepaid expenses	66,719	75,149	(8,430)	125,387	(58,668)
Derivative assets	65,169	72,510	(7,341)	72,356	(7,187)
Trade receivables from brokers and counterparties	37,752	347	37,405	57,536	(19,784)
Others	238,937	234,906	4,031	225,604	13,333

Total other assets	$1,321,900	$1,456,073	$(134,173)	$1,380,428	$(58,528)

The reduction in the net deferred tax asset from December 31, 2010 and March 31, 2010 to March 31, 2011 was principally due to the previously mentioned impact of the Puerto Rico tax reform. The decrease in other prepaid expenses from March 31, 2010 to the same date in 2011 was primarily influenced by a reduction in software packages and related maintenance in part due to the transfer to EVERTEC. The increase in investments under the equity method from March 31, 2010 was principally due to the 49% ownership interest in EVERTEC, which approximated $203 million at March 31, 2011, partially offset by the impact of the sale of the Corporation’s investment in CONTADO in March 2011.
Deposits and Borrowings
Deposits
A breakdown of the Corporation’s deposits at period-end is included in Table I.
TABLE I

Deposits Ending Balances

			Variance		Variance
			March 31, 2011 Vs.		March 31, 2011 Vs.
(In thousands)	March 31, 2011	December 31, 2010	December 31, 2010	March 31, 2010	March 31, 2010

Demand deposits *	$5,496,313	$5,501,430	$(5,117)	$5,040,104	$456,209
Savings, NOW and money market deposits	10,683,029	10,371,580	311,449	9,791,033	891,996
Time deposits	11,017,332	10,889,190	128,142	10,529,175	488,157

Total deposits	$27,196,674	$26,762,200	$434,474	$25,360,312	$1,836,362

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as time deposits, amounted to $2.5 billion at March 31, 2011 compared with $2.3 billion at December 31, 2010 and $2.4 billion at March 31, 2010.

The increase in savings deposits from December 31, 2010 to March 31, 2011 was both in retail and commercial accounts. The increase in time deposits was principally due to brokered certificates of deposit.
The increase in demand and savings deposits from March 31, 2010 to the same date in 2011 included the impact of deposits assumed as part of the Westernbank FDIC-assisted transaction. The increase in time deposits from March 31, 2010 was in the BPPR reportable segment due to higher volume of individual retirement accounts as well as retail time deposits and public funds.
Borrowings
The Corporation’s borrowings amounted to $6.7 billion at March 31, 2011, compared with $6.9 billion at December 31, 2010 and $5.0 billion at March 31, 2010. The decrease in borrowings from December 31, 2010 to March 31, 2011 was mostly related to a reduction of $470 million in the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction, which had a carrying amount of $2.0 billion at March 31, 2011, compared with $2.5 billion at December 31, 2010. This decrease was due to the impact of payments of principal from loan collections submitted to the FDIC as part of the note agreement during the quarter. Also, during the first quarter of 2011, the Corporation prepaid $224 million of the note issued to the FDIC from funds unrelated to the assets securing the note. The decline in borrowings was also influenced by the early extinguishment of $100 million in medium-term notes. These reductions were partially offset by increases in repurchase agreements.
The increase in borrowings from March 31, 2010 to the same date in 2011 was also related to the issuance of the note payable to the FDIC, partially offset by reductions in advances with the FHLB, including the impact of early debt extinguishment of certain of these advances during 2010.
Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s borrowings at March 31, 2011, December 31, 2010 and March 31, 2010. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources at March 31, 2011.
Other liabilities
The decrease in other liabilities of $206 million from December 31, 2010 to March 31, 2011 was principally due to contributions of $124.6 million to fund the Corporation’s pension plan.
Stockholders’ Equity
Stockholders’ equity totaled $3.8 billion at March 31, 2011 and December 31, 2010, compared with $2.5 billion at March 31, 2010. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss. The increase in stockholders’ equity from March 31, 2010 to the same date in 2011 was mostly influenced by the issuance of depositary shares and their conversion to common stock during the second quarter of 2010 which contributed with $1.15 billion in additional capital, and the net income recorded during 2010, principally from the sale of 51% interest in EVERTEC.
Included within surplus in stockholders’ equity at March 31, 2011, December 31, 2010 and March 31, 2010 was $402 million corresponding to a statutory reserve fund applicable exclusively to Puerto Rico banking institutions. The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. At March 31, 2011, BPPR was in compliance with the statutory reserve requirement.

REGULATORY CAPITAL
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. As indicated earlier, the EVERTEC transaction improved the Corporation’s capital ratios considerably. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2011, December 31, 2010, and March 31, 2010 are presented on Table J. As of such dates, BPPR and BPNA were well-capitalized.
TABLE J
Capital Adequacy Data

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Risk-based capital
Tier I capital	$3,849,940	$3,733,776	$2,426,487
Supplementary (Tier II) capital	321,996	328,107	371,025

Total capital	$4,171,936	$4,061,883	$2,797,512

Risk-weighted assets
Balance sheet items	$22,333,728	$22,588,231	$22,100,603
Off-balance sheet items	2,917,145	3,099,186	3,401,589

Total risk-weighted assets	$25,250,873	$25,687,417	$25,502,192

Average assets	$37,829,693	$38,400,026	$33,060,219

Ratios:
Tier I capital (minimum required — 4.00%)	15.25%	14.54%	9.51%
Total capital (minimum required — 8.00%)	16.52	15.81	10.97
Leverage ratio *	10.18	9.72	7.34

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At March 31, 2011, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,020,070, Tier I Capital of $1,010,035, and Tier I Leverage of $1,134,891 based on a 3% ratio or $1,513,188 based on a 4% ratio according to the Bank’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2010 to March 31, 2011 was principally due to: (i) a reduction in the deferred tax asset because of the impact of the Puerto Rico tax reform (a portion which has been disallowed for regulatory capital purposes); (ii) balance sheet composition including the increase in lower risk-assets such as investment securities acquired in the quarter as previously described and mortgage loans; and (iii) internal capital generation.
In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2011 and December 31, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. At March 31, 2010, the Corporation’s restricted core capital elements exceeded the 25% limitation and, as such, $40 million of the outstanding trust preferred securities were disallowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At March 31, 2011, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At March 31, 2011, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.
During the third quarter of 2010, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions were adopted currently, the Corporation estimates they would not have a significant negative impact on our regulatory capital ratios based on our current understanding of the revisions to capital qualification. We await clarification from our banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds.

The Corporation’s tangible common equity ratio was 8.02% at March 31, 2011 and 8.01% at December 31, 2010. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 11.58% at March 31, 2011, compared with 10.95% at December 31, 2010.
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
The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2011 and December 31, 2010.

(In thousands, except share or per share information)	March 31, 2011	December 31, 2010

Total stockholders’ equity	$3,804,906	$3,800,531
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,387)	(647,387)
Less: Other intangibles	(56,441)	(58,696)

Total tangible common equity	$3,050,918	$3,044,288

Total assets	$38,736,267	$38,722,962
Less: Goodwill	(647,387)	(647,387)
Less: Other intangibles	(56,441)	(58,696)

Total tangible assets	$38,032,439	$38,016,879

Tangible common equity to tangible assets	8.02%	8.01%
Common shares outstanding at end of period	1,023,416,118	1,022,727,802
Tangible book value per common share	$2.98	$2.98

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

The following table reconciles the Corporation’s total common stockholders’ equity (GAAP) at March 31, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

(In thousands)	March 31, 2011	December 31, 2010

Common stockholders’ equity	$3,754,746	$3,750,371
Less: Unrealized gains on available-for-sale securities, net of tax [1]	(141,747)	(159,700)
Less: Disallowed deferred tax assets [2]	(143,137)	(231,475)
Less: Intangible assets:
Goodwill	(647,387)	(647,387)
Other disallowed intangibles	(25,649)	(26,749)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,612)	(1,538)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges [3]	128,091	129,511

Total Tier 1 common equity	$2,923,305	$2,813,033

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.

[2]	Approximately $106 million of the Corporation’s $251 million of net deferred tax assets at March 31, 2011 ($144 million and $388 million, respectively, at December 31, 2010), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $143 million of such assets at March 31, 2011 ($231 million at December 31, 2010) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $2 million of the Corporation’s other net deferred tax assets at March 31, 2011 ($13 million at December 31, 2010) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

[3]	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table K.
The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:
•	Commercial and construction loans — recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed as uncollectible) is generally promptly charged-off, but in any event not later than the quarter following the quarter in which such excess was first recognized.

•	Lease financing — recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•	Mortgage loans — recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due.

•	Consumer loans — recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears.

•	Troubled debt restructurings (“TDRs”) — loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after classified as a TDR).

Acquired covered loans from the Westernbank FDIC-assisted transaction that are restructured after acquisition are not considered restructured loans for purposes of the Corporation’s accounting and disclosure if the loans are accounted for in pools pursuant to ASC Subtopic 310-30.

•	Covered loans acquired in the Westernbank FDIC-assisted transaction, except for lines of credit with revolving privileges, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

•	Lines of credit with revolving privileges that were acquired as part of the Westernbank FDIC-assisted transaction are accounted under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income using the effective yield method over the life of the loan. Loans accounted for under ASC Subtopic 310-20 are placed on non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.

•	Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across quarters or year-to-date periods. Given the significant amount of covered loans that are past due but still accruing due to the accounting under ASC Subtopic 310-30, the Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) would result in a significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the non-accretable balance, the net charge-off ratio including the acquired loans is lower for portfolios that have significant amounts of covered loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across quarters or years, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and denominator provides better perspective into underlying trends related to the quality of its loan portfolio.

TABLE K
 Non-Performing Assets

		As a percentage		As a percentage		As a percentage
		of loans HIP		of loans HIP		of loans HIP
(Dollars in thousands)	March 31, 2011	by category [2]	December 31, 2010	by category	March 31, 2010	by category

Commercial	$752,338	6.8%	$725,027	6.4%	$836,509	6.8%
Construction	224,159	51.0	238,554	47.6	852,095	52.6
Lease financing	5,312	0.9	5,937	1.0	7,837	1.2
Mortgage	599,361	12.2	542,033	12.0	558,384	12.0
Consumer	53,970	1.5	60,302	1.6	58,431	1.5

Total non-performing loans held-in- portfolio, excluding covered loans	1,635,140	7.9%	1,571,853	7.6%	2,313,256	10.0%
Non-performing loans held-for-sale	464,577		671,757		—
Other real estate owned (“OREO”), excluding covered OREO	156,888		161,496		134,887

Total non-performing assets, excluding covered assets	$2,256,605		$2,405,106		$2,448,143
Covered loans and OREO [1]	79,075		83,539		—

Total non-performing assets	$2,335,680		$2,488,645		$2,448,143

Accruing loans past due 90 days or more [3]	$332,393		$338,359		$252,411

Ratios excluding covered loans and OREO [4]:
Non-performing loans held-in-portfolio to loans held-in-portfolio	7.91%		7.58%		10.02%
Non-performing assets to total assets	6.65		7.11		7.24
Allowance for loan losses to loans held-in-portfolio	3.52		3.83		5.53
Allowance for loan losses to non-performing loans, excluding held-for-sale	44.48		50.46		55.21

Ratios including covered loans and OREO:
Non-performing loans held-in-portfolio to loans held-in-portfolio	6.49%		6.25%		10.02%
Non-performing assets to total assets	6.03		6.43		7.24
Allowance for loan losses to loans held-in-portfolio	2.90		3.10		5.53
Allowance for loan losses to non-performing loans, excluding held-for-sale	44.67		49.64		55.21

[1]	HIP = “held-in-portfolio”

The amount consists of $13 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $66 million in covered OREO at March 31, 2011, and $26 million and $58 million, respectively, at December 31, 2010. It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[2]	Loans held-in-portfolio used in the computation exclude $4.7 billion in covered loans at March 31, 2011 and $4.8 billion at December 31, 2010.

[3]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.1 billion at March 31, 2011 and $916 million at December 31, 2010. This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

[4]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

At March 31, 2011, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $1.1 billion in the Puerto Rico operations and $394 million in the U.S. mainland operations. These figures compare to $811 million in the Puerto Rico operations and $404 million in the U.S. mainland operations at December 31, 2010.
In addition to the non-performing loans included in Table K, at March 31, 2011, there were $93 million of performing loans, excluding covered loans, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $111 million at December 31, 2010.

Table L summarized the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters ended March 31, 2011 and 2010.
TABLE L
Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarter ended March 31,
(Dollars in thousands)	2011	2011	2011	2010
	Non-covered	Covered
	loans	loans	Total	Total

Balance at beginning of period	$793,225	—	$793,225	$1,261,204
Provision for loan losses	59,762	$15,557	75,319	240,200

	852,987	15,557	868,544	1,501,404

Losses:
Commercial	84,289	1,707	85,996	86,952
Construction	15,187	4,345	19,532	52,407
Lease financing	2,274	—	2,274	5,490
Mortgage	9,562	—	9,562	28,602
Consumer	53,391	346	53,737	70,390

	164,703	6,398	171,101	243,841

Recoveries:
Commercial	12,463	—	12,463	7,835
Construction	2,019	—	2,019	969
Lease financing	1,043	—	1,043	1,556
Mortgage	1,315	—	1,315	1,228
Consumer	8,415	—	8,415	7,885

	25,255	—	25,255	19,473

Net loans charged-off:
Commercial	71,826	1,707	73,533	79,117
Construction	13,168	4,345	17,513	51,438
Lease financing	1,231	—	1,231	3,934
Mortgage	8,247	—	8,247	27,374
Consumer	44,976	346	45,322	62,505

	139,448	6,398	145,846	224,368

Recovery related to loans transferred to loans held-for-sale	13,807	—	13,807	—

Balance at end of period	$727,346	$9,159	$736,505	$1,277,036

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	2.74%		2.31%	3.85%
Provision for loan losses to net charge-offs	0.43x		0.52x	1.07x

The allowance for loan losses for non-covered loans decreased from $1.3 billion at March 31, 2010 to $727 million at March 31, 2011. The decrease reflects a reduction in the Corporation’s general allowance and specific allowance components of $222 million and $328 million, respectively. The reduction in the general allowance component for the quarter ended March 31, 2011, was primarily attributable to a lower portfolio balance, driven principally by the previously reported transfer to loans-held-for sale of approximately $603 million (book value) in Puerto Rico construction and commercial real estate loans, and approximately $396 million (book value) of U.S. non-conventional mortgages, coupled with loans paid-offs, principal repayments and the overall reduction in the Corporation’s net charge-offs, principally from the construction, mortgage and consumer loan portfolios. The decrease in the specific allowance component was mainly driven by: (i) the Corporation’s decision to accelerate the charge-off of previously reserved impaired amounts of collateral dependent loans both in Puerto Rico and the U.S. mainland and (ii) a lower level of problem loans remaining in loans held-in-portfolio, as a result of the loans held-for-sale reclassification in the BPPR and BPNA reportable segments.

Table M that follows presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2011 and March 31, 2010.
TABLE M
Annualized Net Charge-offs to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended March 31,
	2011	2010

Commercial	2.57%	2.54%
Construction	11.46	12.30
Lease financing	0.83	2.39
Mortgage	0.74	2.43
Consumer	4.90	6.27

Total annualized net charge-offs to average loans held-in-portfolio	2.74%	3.85%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 111 basis points, from 3.85% for the quarter ended March 31, 2010 to 2.74% for the quarter ended March 31, 2011. The decrease was mainly driven by the loan reclassifications that took place in the fourth quarter of 2010. In December 2010, the Corporation transferred approximately $603 million (book value) of commercial and construction loans of the BPPR reportable segment and $396 million (book value) of non-conventional mortgage loans of the U.S. mainland reportable segment, mainly non-accruing loans, from the held-in-portfolio to held-for-sale category, at the lower of cost or fair value. This transfer has benefited the Corporation in terms of net charge-offs and loan delinquencies in each portfolio, driven by a lower level of problem loans remaining in loans held-in-portfolio. The reduction in the net charge-off ratio was also related to the improvement in the credit quality of certain portfolios and the positive results of steps taken by the Corporation to mitigate the overall credit risks.
Commercial loans
The level of non-performing commercial loans held-in portfolio at March 31, 2011, compared to December 31, 2010, increased on a consolidated basis by $27 million, which was mostly related to the BPPR reportable segment. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio increased from 6.36% at December 31, 2010 to 6.76% at March 31, 2011. This increase was mainly attributed to weak economic conditions in Puerto Rico, which have continued to adversely impact the commercial loan delinquency rates. As previously mentioned, the level of non-performing commercial loans held-in-portfolio in the Puerto Rico operations at March 31, 2011 remained high while the level of non-performing commercial loans held-in-portfolio in the United States operations has reflected certain signs of stabilization. For the quarter ended March 31, 2011, additions to commercial loans in non-performing status at the BPPR (excluding commercial lines of credit and business credit cards) and BPNA reportable segments amounted to $121 million and $50 million, respectively, a decrease of $16 million in the BPPR reportable segments and $49 million in the BPNA reportable segment, when compared to the quarter ended December 31, 2010. Although at lower levels, new non-performing commercial loans continue to be mostly driven by the current economic conditions at both markets, principally in Puerto Rico.
The table that follows provides information on commercial non-performing loans at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPPR Reportable Segment:
Non-performing commercial loans	$526,930	$485,469	$512,822
Non-performing commercial loans to commercial loans HIP, both excluding covered loans and loans held-for-sale	7.95%	7.26%	7.36%
Commercial loan net charge-offs	$38,529		$32,700
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans and loans held-for-sale	2.49%		1.85%

BPNA Reportable Segment:
Non-performing commercial loans	$225,408	$239,558	$323,620
Non-performing commercial loans to commercial loans HIP, excluding loans held-for-sale	5.05%	5.12%	6.13%
Commercial loan net charge-offs	$33,298		$46,418
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding loans held-for-sale	2.93%		3.45%

There were 2 commercial loan relationships greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $32 million at March 31, 2011, compared with 1 commercial loan relationship with an outstanding debt of approximately $10 million at December 31, 2010, and 6 commercial loan relationships with an outstanding debt of approximately $86 million at March 31, 2010.
The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended March 31, 2011 decreased by $7 million when compared with the quarter ended March 31, 2010. This reduction was primarily in the BPNA reportable segment offset by an increase in the BPPR reportable segment. The decrease in the commercial loan net charge-offs at the BPNA reportable segment was mostly attributable to a lower volume of commercial loans due to run-off of the legacy portfolio of exited or downsized business lines at BPNA, accompanied by certain signs of credit stabilization in this reportable segment reflected in the reduction of approximately $14 million in non-performing loans from December 31, 2010 to March 31, 2011. The increase in commercial loan net charge-offs for the quarter ended March 31, 2011 in the BPPR reportable segment as compared to the quarter ended March 31, 2010 was principally due to the recessionary environment. The commercial loan portfolio in Puerto Rico continues to reflect high delinquencies and reductions in the value of the underlying collateral. For the quarter ended March 31, 2011, the charge-offs associated to collateral dependent commercial loans amounted to approximately $27 million and $7 million in the BPPR and BPNA reportable segments, respectively.
The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, represented 3.67% of that portfolio at March 31, 2011, compared with 4.06% at December 31, 2010. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 54.21% at March 31, 2011, compared with 63.78% at December 31, 2010. The decrease in the ratio was principally driven by a lower allowance for loan losses for the commercial loan portfolio of the BPPR reportable segment. The allowance for loan losses at the BPNA reportable segment also decreased, prompted by a lower portfolio balance, a lower level of problem loans remaining in the portfolio, in combination with an improvement in the U.S. economy.
The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding construction and covered loans, amounted to $6.9 billion at March 31, 2011, of which $3.1 billion was secured with owner occupied properties, compared with $7.0 billion and $3.1 billion, respectively, at December 31, 2010. CRE non-performing loans, excluding covered loans amounted to $543 million at March 31, 2011, compared to $553 million at December 31, 2010. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 10.03% and 5.50%, respectively, at March 31, 2011, compared with 9.61% and 5.79%, respectively, at December 31, 2010.
At March 31, 2010, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $145 million of loan modifications for the BPPR reportable segment and $3 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these commercial loan TDRs amounted to $2 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at March 31, 2011. The commercial loan TDRs in non-performing status for the BPPR and BPNA reportable segments at March 31, 2011 amounted to $85 million and $3 million, respectively. The commercial loan TDRs were evaluated for impairment resulting in no specific reserve for the BPPR and BPNA reportable segments at March 31, 2011. The impaired portions of collateral dependent commercial loans TDRs were charged-off during the fourth quarter of 2010.
Construction loans
Non-performing construction loans held-in-portfolio decreased slightly from December 31, 2010 to March 31, 2011 mainly attributed to net charge-offs and a lower level of problem loans remaining in the held-in-portfolio classification for the Puerto Rico and U.S. operations. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 47.63% at December 31, 2010 to 51.01% at March 31, 2011, mainly due to reductions in the loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio was 52.64% at March 31, 2010.
Additions to construction non-performing loans at the BPPR and BPNA reportable segments for the quarter ended March 31, 2011 amounted to $12 million in each reportable segment, compared with additions of $37 million in each segment for the quarter ended December 31, 2010. The reduced level of new non-performing construction loans at both reportable segments was mainly driven by a lower level of problem loans in the remaining construction loan portfolio classified as held-in-portfolio, principally prompted by the construction loans held-for-sale reclassification that took place in the fourth quarter of 2010 at the BPPR segment and the downsizing of the construction loan portfolio at the BPNA reportable segment.
There were 7 construction loan relationships greater than $10 million in non-performing status with an aggregate outstanding balance of $103 million at March 31, 2011, compared with 7 construction loan relationships with an aggregate outstanding principal balance of $99 million at December 31, 2010. At March 31, 2010, there were 22 construction loan relationships greater than $10 million in non-performing status with an aggregate outstanding debt of $554 million. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the

Corporation as it continues to be adversely impacted by weak economic and real estate market conditions, particularly in Puerto Rico.
Construction loans net charge-offs for the quarter ended March 31, 2011, compared with the quarter ended March 31, 2010, decreased by $18.6 million and $19.6 million in the BPPR and BPNA reportable segments, respectively. The decrease in the BPPR reportable segment was prompted principally by the previously mentioned reclassification of construction loans held-for-sale that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio. There were also decreases in loan portfolio and non-performing loans in the BPNA reportable segment.
The construction loan portfolio of the BPPR reportable segment continues to be impacted by generally weak market conditions, decreases in property values, oversupply in certain areas, and reduced absorption rates. At the BPNA reportable segment, the decline in construction loan net charge-offs was mainly driven by a lower loan portfolio balance, coupled with certain stabilization observed in the U.S. real estate market. For the quarter ended March 31, 2011, the charge-offs associated to collateral dependent construction loans amounted to approximately $9 million in the BPPR reportable segment and $5 million in BPNA reportable segment.
Management has identified construction loans considered impaired and has charged-off specific reserves based on the value of the collateral. The allowance for loan losses corresponding to construction loans, represented 8.92% of that portfolio, excluding covered loans, at March 31, 2011, compared with 9.53% at December 31, 2010. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 17.49% at March 31, 2011, compared with 20.01% at December 31, 2010. As explained before, the decrease was driven by a lower level of net charge-offs, thus, requiring a lower allowance, coupled with decreases in loan portfolio and non-performing loans in the U.S. mainland reportable segment.
The BPPR reportable segment construction loan portfolio, excluding covered loans and loans held-for-sale, totaled $149 million at March 31, 2011, compared with $168 million at December 31, 2010 and $1.0 billion at March 31, 2010. The decrease in the ratio of non-performing construction loans held-in-portfolio to construction loans held-in-portfolio, excluding covered loans, was primarily attributed to the reclassification to loans held-for-sale during the fourth quarter of 2010, mostly of non-accruing loans, coupled with the net charge-offs activity in this portfolio.
The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $11 million or 7.66% of construction loans held-in-portfolio, excluding covered loans, at March 31, 2011 compared to $16 million or 9.55%, respectively, at December 31, 2010.
The table that follows provides information on construction non-performing loans held-in-portfolio at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPPR reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPPR Reportable Segment:
Non-performing construction loans	$57,176	$64,678	$629,300

Non-performing construction loans to construction loans HIP, both excluding covered loans and loans held-for-sale	38.30%	38.42%	60.58%
Construction loan net charge-offs	$8,020		$26,657

Construction loan net charge-offs (annualized) to average construction loans HIP, excluding covered loans and loans held-for-sale	22.73%		10.07%

The table that follows provides information on construction non-performing loans held-in-portfolio at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPNA reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31,2011	December 31,2010	March 31,2010

BPNA Reportable Segment:
Non-performing construction loans	$166,983	$173,876	$222,795
Non-performing construction loans to construction loans HIP, excluding loans held-for-sale	57.56%	52.29%	38.41%
Construction loan net charge-offs	$5,147		$24,780
Construction loan net charge-offs (annualized) to average construction loans HIP, excluding loans held-for-sale	6.47%		16.16%

The BPNA reportable segment construction loan portfolio totaled $290 million at March 31, 2011, compared with $332 million at December 31, 2010. The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $28 million or 9.57% of construction loans held-in-portfolio at March 31, 2011, compared to $32 million or 9.52%, respectively, at December 31, 2010. The reduction in net charge-offs observed in the construction loan portfolio of the BPNA reportable segment for the quarter ended March 31, 2011, when compared to same quarter in 2010, was attributable to a lower portfolio balance, lower level of problem loans remaining in the portfolio, coupled with an improvement in the U.S. economy.
The construction loans held-in-portfolio, excluding covered loans, included $0.3 million in TDRs for the BPPR reportable segment and $86 million for the BPNA reportable segment, which were considered TDRs at March 31, 2011. The outstanding commitments for these construction TDR loans at March 31, 2011 were $0.4 million for the BPPR reportable segment and no outstanding commitments for the BPNA reportable segment. There were $0.3 million in construction TDR loans in non-performing status for the BPPR reportable segment and $86 million in the BPNA reportable segment at March 31, 2011. These construction TDR loans were individually evaluated for impairment resulting in no specific reserves for the BPPR and BPNA reportable segments at March 31, 2011. The impaired portions of collateral dependent construction TDR loans were charged-off during the fourth quarter of 2010.
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
Mortgage loans
Non-performing mortgage loans held-in-portfolio increased $57 million from December 31, 2010 to March 31, 2011, primarily as a result of an increase of $54 million in the BPPR reportable segment, accompanied by an increase of $3 million in the BPNA reportable segment. The increase in the BPPR reportable segment was driven principally by the slow economic activity in Puerto Rico, coupled with the level of mortgage loans repurchased under credit recourse arrangements. During the first quarter of 2011, the BPPR reportable segment repurchased $63 million of mortgage loans under credit recourse arrangements, an increase of $35 million, when compared to $28 million for the fourth quarter of 2010. The mortgage business has continued to be negatively impacted by the recessionary economic conditions in Puerto Rico as evidenced by the increased levels of non-performing mortgage loans, and high delinquency rates.
During the fourth quarter of 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings.
For the quarter ended March 31, 2011, the Corporation’s mortgage loan net charge-offs to average mortgage loans held-in-portfolio decreased to 0.74%, down by 169 basis points when compared to the quarter ended March 31, 2010. The decrease in the mortgage loan net charge-off ratio was mainly due to lower losses in the U.S. mainland non-conventional mortgage business driven by the previously explained loans held-for-sale transaction that took place in December 31, 2010.
At the BPPR reportable segment, the mortgage loan net charge-offs (excluding covered loans) for the quarter ended March 31, 2011 amounted to $7.7 million, an increase of $4.1 million, when compared to same quarter in 2010. The mortgage business has continued to be negatively impacted by the current economic conditions in Puerto Rico which has resulted in increased levels of non-performing mortgage loans. However, high reinstatement experience associated with the mortgage loans under foreclosure process in Puerto Rico have helped to maintain losses at manageable levels.
The BPPR reportable segment’s mortgage loans held-in-portfolio (excluding covered loans) totaled $4.0 billion at March 31, 2011, compared with $3.6 billion at December 31, 2010. The increase in mortgage loans held-in-portfolio (excluding covered loans) for the

BPPR reportable segment was as a result of the acquisition of approximately $236 million in unpaid principal balance of performing residential mortgage loans, loans repurchased under credit recourse arrangements and the loan origination activity in this reportable segment. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $56 million or 1.39% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2011, compared to $42 million or 1.15% at December 31, 2010. At March 31, 2011, the mortgage loan TDRs for the BPPR’s reportable segment amounted to $209 million (including $67 million guaranteed by U.S. Government sponsored entities), of which $128 million were in non-performing status. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $7 million at March 31, 2011. There were no outstanding commitments for these mortgage loan TDRs in the BPPR reportable segment at March 31, 2011.
The table that follows provides information on mortgage non-performing loans at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPPR reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPPR Reportable Segment:
Non-performing mortgage loans	$571,379	$517,443	$377,524
Non-performing mortgage loans to mortgage loans HIP, both excluding covered loans and loans held-for-sale	14.18%	14.19%	11.68%

Mortgage loan net charge-offs	$7,677		$3,590
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans and loans held-for-sale	0.85%		0.47%

The BPNA reportable segment mortgage loan portfolio totaled $865 million at March 31, 2011, compared with $875 million at December 31, 2010. As compared to the quarter ended March 31, 2010, this portfolio has reflected better performance in terms of losses.
The table that follows provides information on mortgage non-performing loans at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPNA reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPNA Reportable Segment:
Non-performing mortgage loans	$26,355	$23,587	$179,376
Non-performing mortgage loans to mortgage loans HIP, excluding loans held-for-sale	3.05%	2.70%	12.69%
Mortgage loan net charge-offs	$570		$23,785
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding loans held-for-sale	0.26%		6.59%

As explained previously, in December 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings. Substantially all these loans were sold in the first quarter of 2011.
BPNA’s non-conventional mortgage loan portfolio outstanding at March 31, 2011 amounted to approximately $509 million with a related allowance for loan losses of $18 million, which represents 3.54% of that particular loan portfolio, compared with $513 million with a related allowance for loan losses of $22 million or 4.29%, respectively, at December 31, 2010. The Corporation is no longer originating non-conventional mortgage loans at BPNA.
There were no net charge-offs for BPNA’s non-conventional mortgage loan held-in-portfolio for the quarter ended March 31, 2011 because most of this portfolio was classified as held-for-sale and adjusted to fair value in December 2010. Net charge-offs of BPNA’s non-conventional mortgage loan held-in-portfolio amounted to $21.7 million for the quarter ended March 31, 2010, and represented 8.37% of average non-conventional mortgage loans held-in-portfolio for that period.
At March 31, 2011, mortgage loans held-in-portfolio included a total of $5 million in TDRs for the BPNA reportable segment. There were no outstanding commitments for these mortgage loan TDRs. The mortgage loan TDRs in non-performing status for the BPNA reportable segment at March 31, 2011 amounted to

$1 million. The mortgage loan TDRs were evaluated for impairment resulting in specific reserve of $1 million for the BPNA reportable segment at March 31, 2011.
Consumer loans
Non-performing consumer loans (excluding covered loans) decreased from December 31, 2010 to March 31, 2011, as a result of decreases of $3 million and $4 million in the BPPR and BPNA reportable segments, respectively. The decrease in the BPPR reportable segment was principally related to an overall improvement in most of the consumer lines of business, mainly personal and auto loans, as these portfolios continue to reflect certain signs of a more stable credit performance. The decrease in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. This portfolio has experienced improvements in delinquency levels.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio decreased mostly due to lower delinquencies in certain portfolios in Puerto Rico and in the U.S. mainland. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in both segments was attributable to an improvement in the delinquency levels, as the portfolios continue to reflect certain signs of stable credit performance.
The table that follows provides information on consumer non-performing loans at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPPR reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPPR Reportable Segment:
Non-performing consumer loans	$34,659	$37,236	$37,278
Non-performing consumer loans to consumer loans HIP, both excluding covered loans and loans held-for-sale	1.21%	1.29%	1.25%
Consumer loan net charge-offs	$28,414		$35,164
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans and loans held-for-sale	3.95%		4.63%

The table that follows provides information on mortgage non-performing loans at March 31, 2011, December 31, 2010, and March 31, 2010 and net charge-offs information for the quarters ended March 31, 2011 and March 31, 2010 for the BPNA reportable segment.

	For the quarters ended
(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

BPNA Reportable Segment:
Non-performing consumer loans	$19,311	$23,066	$21,153
Non-performing consumer loans to consumer loans HIP, excluding loans held-for-sale	2.50%	2.85%	2.30%
Consumer loan net charge-offs	$16,562		$27,341
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding loans held-for-sale	8.34%		11.53%

As previously explained, the decrease in non-performing consumer loans for the BPNA reportable segment was attributable in part to home equity lines of credit and closed-end second mortgages. As compared to 2010, these loan portfolios showed signs of improved performance due to significant charge-offs recorded in previous quarters improving the quality of the remaining portfolio, combined with aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $11 million or 10.52% of this particular average loan portfolio for the quarter ended March 31, 2011, compared with $19.5 million or 14.81%, respectively, for the quarter ended March 31, 2010. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2011 totaled $416 million with a related allowance for loan losses of $35 million, representing 8.42% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2010 totaled $437 million with a related allowance for loan losses of $41 million, representing 9.29% of that particular portfolio.
Troubled debt restructurings

In general, loans classified as TDRs are maintained in accrual status if the loan was in accrual status at the time of the modification. Other factors considered in this determination include a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.
The following tables present the loans classified as TDRs according to their accruing status at March 31, 2011 and December 31, 2010.

	March 31, 2011
(In thousands)	Accruing	Non-Accruing	Total

Commercial	$60,771	$87,258	$148,029
Construction	—	86,712	86,712
Mortgage	85,719	128,608	214,327
Consumer	121,304	9,208	130,512

	$267,794	$311,786	$579,580

	December 31, 2010
(In thousands)	Accruing	Non-Accruing	Total

Commercial	$77,278	$80,919	$158,197
Construction	—	92,184	92,184
Mortgage	68,831	107,791	176,622
Consumer	123,012	10,804	133,816

	$269,121	$291,698	$560,819

Accruing loans past due 90 days or more
Accruing loans past due 90 days or more disclosed in Table K consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.
Allowance for Loan Losses
Refer to the 2010 Annual Report for detailed description of the Corporation’s accounting policy for determining the allowance for loan losses and for the Corporation’s definition of impaired loans.
Allowance for loan losses for loans related to the non-covered loan portfolio
The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”), excluding the allowance for the covered loan portfolio, at March 31, 2011, December 31, 2010, and March 31, 2010 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

March 31, 2011
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total

Specific ALLL [1]	$9,726	—	—	$8,166	—	$17,892
Impaired loans [1]	460,028	$217,892	—	147,026	—	824,946
Specific ALLL to impaired loans	2.11%	—	—	5.55%	—	2.17%

General ALLL [2]	$398,114	$39,204	$10,343	$71,944	$189,849	$709,454
Loans held-in-portfolio, excluding impaired loans [2]	10,664,303	221,507	592,091	4,748,656	3,625,286	19,851,843
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.73%	17.70%	1.75%	1.52%	5.24%	3.57%

Total ALLL	$407,840	$39,204	$10,343	$80,110	$189,849	$727,346
Total non-covered loans held-in-portfolio [2]	11,124,331	439,399	592,091	4,895,682	3,625,286	20,676,789
ALLL to loans held-in-portfolio [2]	3.67%	8.92%	1.75%	1.64%	5.24%	3.52%

[1]	Excludes impaired covered loans acquired on the Westernbank FDIC-assisted transaction.

[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. The general allowance on these loans amounted to $9 million at March 31, 2011.

December 31, 2010
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total

Specific ALLL	$8,550	$216	—	$5,004	—	$13,770
Impaired loans [1]	445,968	231,322	—	121,209	—	798,499
Specific ALLL to impaired loans [1]	1.92%	0.09%	—	4.13%	—	1.72%

General ALLL	$453,841	$47,508	$13,153	$65,864	$199,089	$779,455
Loans held-in-portfolio, excluding impaired loans [1]	10,947,517	269,529	602,993	4,403,513	3,705,984	19,929,536
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	4.15%	17.63%	2.18%	1.50%	5.37%	3.91%

Total ALLL	$462,391	$47,724	$13,153	$70,868	$199,089	$793,225
Total non-covered loans held-in-portfolio [1]	11,393,485	500,851	602,993	4,524,722	3,705,984	20,728,035
ALLL to loans held-in-portfolio [1]	4.06%	9.53%	2.18%	1.57%	5.37%	3.83%

[1]	Excludes covered loans from the Westernbank FDIC-assisted transaction.

March 31, 2010
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total

Specific ALLL	$120,419	$160,395	—	$64,791	—	$345,605
Impaired loans	662,697	841,043	—	251,239	—	1,754,979
Specific ALLL to impaired loans	18.17%	19.07%	—	25.79%	—	19.69%

General ALLL	$342,023	$186,849	$18,653	$100,081	$283,825	$931,431
Loans held-in-portfolio, excluding impaired loans	11,587,894	777,785	653,734	4,397,984	3,905,923	21,323,320
General ALLL to loans held-in-portfolio, excluding impaired loans	2.95%	24.02%	2.85%	2.28%	7.27%	4.37%

Total ALLL	$462,442	$347,244	$18,653	$164,872	$283,825	$1,277,036
Total non-covered loans held-in-portfolio	12,250,591	1,618,828	653,734	4,649,223	3,905,923	23,078,299
ALLL to loans held-in-portfolio	3.77%	21.45%	2.85%	3.55%	7.27%	5.53%

As compared to December 31, 2010, the allowance for loan losses at March 31, 2011 decreased by approximately $66 million from 3.83% to 3.52% as a percentage of loans held-in-portfolio. This decrease considers a reduction in the Corporation’s general allowance component of approximately $70 million and an increase in the specific allowance component of approximately $4 million.

The reduction in the general component of the allowance for loan losses for the quarter ended March 31, 2011, was primarily attributable to a lower level of net charge-offs, principally from the Corporation’s commercial, construction and consumer loan portfolios. The allowance for loan losses to loans held-in-portfolio at March 31, 2010 was 5.53%.
The decrease in the allowance for loan losses, excluding the allowance for covered loans, for the commercial loan portfolio at March 31, 2011 when compared with December 31, 2010 was mainly related to a reduction of $37 million and $19 million in the general component of the allowance for loan losses of the Puerto Rico segment and U.S. mainland segment, respectively, principally due to a lower level of net charge-offs. The general component of the allowance for loan losses of the construction loan portfolio amounted to $39 million at March 31, 2011, a decrease of $8 million compared with December 31, 2010. This decrease was prompted principally by the previously mentioned reclassification of construction loans held-for-sale of the BPPR reportable segment that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio, coupled with decreases in loan portfolio and non-performing loans in the U.S. mainland reportable segment.
The allowance for loan losses of the mortgage loan portfolio, excluding the allowance for covered loans, increased by $9 million from $71 million at December 31, 2010 to $80 million at March 31, 2011. The increase was principally driven by the BPPR reportable segment which contributed with a higher loan portfolio balance, higher net charge-offs and an increase in specific reserves on mortgage loan TDRs, partially offset by the decreases in the volume of mortgage loans and related net charge-offs in the BPNA reportable segment, as a result of the previously explained held-for-sale transaction.
The allowance for loan losses of the consumer loan portfolio, excluding the allowance for covered loans, decreased by $9 million from $199 million at December 31, 2010 to $190 million at March 31, 2011. Most consumer loan portfolios both in Puerto Rico and the U.S. mainland have continued to reflect favorable credit trends.
The following table presents the Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance at March 31, 2011, December 31, 2010, and March 31, 2010.

	March 31, 2011		December 31, 2010		March 31, 2010
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance	$187.6	$17.9	$154.3	$13.8	$1,329.0	$345.6
No valuation allowance required	637.3	—	644.2	—	426.0	—

Total impaired loans	$824.9	$17.9	$798.5	$13.8	$1,755.0	$345.6

With respect to the $637 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required at March 31, 2011, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. At March 31, 2011, $610 million or 96% of the $637 million impaired commercial and construction loans with no valuation allowance were collateral dependent loans. For collateral dependent loans, management performed an analysis based on the fair value of the collateral less estimated costs to sell, and determined that the collateral was deemed adequate to cover any inherent losses at March 31, 2011. Impaired portions on collateral dependent commercial and construction loans were charged-off during the quarters ended March 31, 2011 and December 31, 2010.
Average impaired loans during the quarters ended March 31, 2011 and March 31, 2010 were $812 million and $1.7 billion, respectively. The Corporation recognized interest income on impaired loans of $3.3 million and $4.5 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.
The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended March 31, 2011 and 2010.

Table - Activity in Specific ALLL for the quarter ended March 31, 2011
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total

Specific allowance for loan losses at January 1, 2011	$8,550	$216	$5,004	$13,770
Provision for impaired loans	34,742	14,385	17,618	66,745
Recoveries related to loans transferred to LHFS	—	—	(13,807)	(13,807)
Less: Net charge-offs	33,566	14,601	649	48,816

Specific allowance for loan losses at March 31, 2011	$9,726	—	$8,166	$17,892

Table - Activity in Specific ALLL for the quarter ended March 31, 2010
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total

Specific allowance for loan losses at January 1, 2010	$108,769	$162,907	$52,211	$323,887
Provision for impaired loans	50,750	48,429	18,981	118,160
Less: Net charge-offs	39,100	50,941	6,401	96,442

Specific allowance for loan losses at March 31, 2010	$120,419	$160,395	$64,791	$345,605

For the quarter ended March 31, 2011, total net charge-offs for individually evaluated impaired loans amounted to approximately $48.8 million, of which $36.7 million pertained to the BPPR reportable segment and $12.1 million to the BPNA reportable segment. Most of these net charge-offs were related to the commercial and construction portfolios. The decrease in net charge-offs for loans considered impaired was attributable to: (i) the benefits provided by the previously mentioned reclassification of commercial, construction and mortgage loans held-for-sale that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio, and (ii) a lower portfolio balance of commercial loans at the BPNA reportable segment, driven by the Corporation’s decision to exit or downsize certain business lines.
The Corporation requests updated appraisal reports from pre-approved appraisers for loans that are considered impaired and are individually analyzed following the Corporation’s reappraisal policy. This policy requires updated appraisals for loans secured by real estate (including construction loans) either annually, every two or three years depending on the total exposure of the borrower. As a general procedure, the specialized appraisal review unit of the Corporation’s Credit Risk Management Division internally reviews appraisals following certain materiality benchmarks. In addition to evaluating the reasonability of the appraisal reports, these reviews monitor that appraisals are performed following the Uniform Standards of Professional Appraisal Practice (“USPAP”).
Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, downward adjustments can range from 10% to 40% (including costs to sell).
For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the property, less costs to sell, is charged-off. For this purpose and for residential real estate properties, the Corporation requests Independent Broker Price Opinions of Value of the subject collateral property at least annually. In the case of the Puerto Rico mortgage loan portfolio, Independent Broker Price Opinions of Value of the subject collateral properties are subject downward adjustment (cost to sell) of 5%. In the case of the U.S. mortgage loan portfolio, downward adjustments range from 0% to 30%, depending on the age of the appraisal and the location of the property.
The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2011.

	March 31, 2011
			Impaired Loans with
	Total Impaired Loans — Held-in-portfolio (HIP)		Appraisals Over
(In thousands)	# of Loans	Outstanding Principal Balance	One-Year Old [1]

Total commercial	393	$460,028	32%
Total construction	86	217,892	30%

[1]	Based on outstanding balance of total impaired loans.

The Corporation evaluates the discount factors applied to appraisals due to age or general market conditions comparing these to the aggregate value trends in commercial and construction properties. The main source of information is new appraisals received by the Corporation and/or recent sales data. In Puerto Rico, for commercial and construction appraisals less than one year old, the Corporation generally uses 90% of the appraised value for determination of the allowance for loan losses. In the case of commercial loans, if the appraisal is over one year old, the Corporation generally uses 75% of the appraised value. In the case of construction loans, this factor can reach up to 60% of the appraised value. In the Corporation’s U.S. operations, we usually use 70% of appraised value. This discount was determined based on a study of OREO, short sale and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell.

The percentage of the Corporation’s impaired construction loans that we relied upon “as developed” and “as is” for the period ended March 31, 2011 is presented in the table below.

March 31, 2011
	“As is”			“As developed”
			As a % of total			As a % of total
			construction			construction	Average %
		Amount	impaired loans		Amount	impaired	of
(In thousands)	Count	in $	HIP	Count	in $	loans HIP	completion

Loans held-in-portfolio	43	$129,769	60%	16	$88,123	40%	93%

At March 31, 2011, the Corporation accounted for $88 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.
Allowance for loan losses for loans — Covered loan portfolio
The Corporation’s allowance for loan losses at March 31, 2011 includes $9 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $5 million at quarter end, as one pool reflected a higher than expected credit deterioration; (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $2 million, and (iii) loan advances on loan commitments assumed by the Corporation as part of the acquisition, which required an allowance of $2 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses. For purposes of loans accounted for under ASC 310-20 and new loans originated as result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements.
Geographical and government risk
The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 30 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased an estimated 3.6% during fiscal year ended June 30, 2010. The unemployment rate in Puerto Rico remains high at 16.9%, at March 2011. The Puerto Rico economy continues to be challenged, primarily, by a housing sector that remains under pressure, contraction in the manufacturing sector and a fiscal deficit that constrains government spending.
The increase in the price of crude oil during the first three months of 2011 should also have a negative impact on the economy of Puerto Rico, which has a large dependence on oil for energy use. The current administration has announced plans to convert oil-fired plants into natural gas and promote the development of alternative energy sources.
The Puerto Rican economy is still vulnerable, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions. The government recently announced a small increase in its fiscal 2012 budget after an estimated 70% decline in the structural deficit. Fiscal progress led Standard and Poor’s to upgrade the general obligation bonds of the Commonwealth in March for the first time in 28 years.
The administration also recently signed into law several economic and fiscal measures to help counter the prolonged recession.
The implementation of a temporary excise tax on certain manufacturers is expected to add nearly $1 billion annual to consumers’ purchasing power. The marginal corporate tax rate in Puerto Rico was also reduced from 39% to 30%. The tax reductions are being funded by the temporary excise tax referred to above.
The government also enacted a housing-incentive law that puts into effect temporary measures, effective from September 1, 2010 through June 30, 2011, that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, exemption on long-term capital gain tax in future sale of new properties and no property taxes for five years on new housing, among others.

At March 2011, the incentives continue to attract home buyers into the market, especially in the more reasonably priced segment. However, the high-end market is still under pressure due to excess supply.
Several major projects are under consideration by the Puerto Rico Government in areas such as energy and road infrastructure. These are to be structured as public and private partnerships and are expected to generate economic activity as they are awarded and construction commences. There are also various hotel projects under development.
The current state of the economy and uncertainty in the private and public sectors has resulted in, among other things, a downturn in the Corporation’s loan originations; deterioration in the credit quality of the Corporation’s loan portfolios as reflected in high levels of non-performing assets, loan loss provisions and charge-offs, particularly in the Corporation’s construction and commercial loan portfolios; an increase in the rate of foreclosures on mortgage loans; and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which have adversely affected its profitability. The persistent economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenues.
At March 31, 2011, the Corporation had $1.4 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $1.1 billion were outstanding at March 31, 2011. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.
Furthermore, at March 31, 2011, the Corporation had outstanding $143 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 7 and 8 to the consolidated financial statements for additional information. Of that total, $139 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.
As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government sponsored entities, as well as mortgage-backed securities guaranteed by GNMA. In addition, $622 million of residential mortgages and $263 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2011.
Contractual Obligations and Commercial Commitments
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
Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2011, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions.
As previously indicated, the Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the consolidated statements of condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions.
The aggregate contractual cash obligations, including purchase obligations and borrowings, by maturities, have not changed significantly from December 31, 2010. Refer to Note 16 for a breakdown of long-term borrowings by maturity.

The Corporation utilizes lending-related financial instruments in the normal course of business to accommodate the financial needs of its customers. The Corporation’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contractual notional amount of these instruments. The Corporation uses credit procedures and policies in making those commitments and conditional obligations as it does in extending loans to customers. Since many of the commitments may expire without being drawn upon, the total contractual amounts are not representative of the Corporation’s actual future credit exposure or liquidity requirements for these commitments.
The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2011:

Table - Off-Balance Sheet Lending and Other Activities
	Amount of Commitment - Expiration Period

	Remaining					2016 and
(In millions)	2011	2012	2013	2014	2015	thereafter	Total

Commitments to extend credit	$5,859	$558	$126	$45	$37	$85	$6,710
Commercial letters of credit	13	—	—	—	—	—	13
Standby letters of credit	118	14	1	—	—	—	133
Commitments to originate mortgage loans	29	11	—	—	—	—	40
Unfunded investment obligations	1	—	—	9	—	—	10

Total	$6,020	$583	$127	$54	$37	$85	$6,906

At March 31, 2011, the Corporation maintained a reserve of approximately $17 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, including $4 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Refer to Note 20 to the consolidated financial statements for additional information on credit commitments and contingencies.
Guarantees associated with loans sold / serviced
At March 31, 2011, the Corporation serviced $3.8 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $4.0 billion at December 31, 2010. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2011, the Corporation repurchased approximately $63 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. In the case of Puerto Rico, most claims are settled by repurchases of delinquent loans, the majority of which are greater than 90 days past due. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2011, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $55 million, compared with $54 million at December 31, 2010.
The following table presents the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$53,729	$15,584
Provision for recourse liability	9,765	15,701
Net charge-offs / terminations	(8,176)	(2,244)

Balance as of end of period	$55,318	$29,041

The probable losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segmentations. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value rates and loan aging, among others.
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
The Corporation has not recorded any specific contingent liability in the consolidated statements of condition for these customary representations and warranties related to loans sold by the Corporation’s mortgage operations in Puerto Rico, and management believes that, based on historical data, the probability of payments and expected losses under these representations and warranty arrangements is not significant.
Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2011, the Corporation serviced $18.0 billion in mortgage loans, including the loans serviced with credit recourse, compared with $18.4 billion at December 31, 2010. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2011, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $28 million, compared with $24 million at December 31, 2010. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.
At March 31, 2011, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At March 31, 2011 and December 31, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $31 million. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008.
On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 50% during the 24-month period ended March 31, 2011 (52% during the 24-month period ended December 31, 2010). On the remaining 50%, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 63% of the claim amount during the 24-month period ended March 31, 2011 (62% during the 24-month period ended December 31, 2010). In total, during the 24-month period ended March 31, 2011, the Corporation paid an average of 36% of claimed amounts (24-month period ended December 31, 2010 — 34%).
In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in our non-performing loans. During the quarter ended March 31, 2011, charge-offs recorded by E-LOAN against this representation and warranty reserve associated with loan repurchases, indemnification or make-whole events and settlement / closure of certain agreements with counterparties to reduce the exposure to future claims were minimal. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The table that follows presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$30,659	$33,294
Provision for representation and warranties	83	1,233
Net charge-offs / terminations	(54)	(2,590)

Balance as of end of period	$30,688	$31,937

During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of PFH. The sales were on a non-credit recourse basis. At March 31, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at March 31, 2011 are related principally to make-whole arrangements. At March 31, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million, compared with $8 million at December 31, 2010, and is included as other liabilities in the consolidated statement of condition. The reserve balance at March 31, 2011 contemplates historical indemnity payments. Popular, Inc. Holding Company and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters ended March 31, 2011 and 2010.

	Quarter ended March 31,
(in thousands)	2011	2010

Balance as of beginning of period	$8,058	$9,405
Provision for representation and warranties	—	678
Net charge-offs / terminations	—	(457)
Other — settlements paid	(3,797)	—

Balance as of end of period	$4,261	$9,626

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.7 billion at March 31, 2011 and $0.6 billion at December 31, 2010. In addition, at March 31, 2011, December 31, 2010 and March 31, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.
The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business as described in the Legal Proceedings section in Part II. Item 1 of this Form 10-Q and Note 20 to the consolidated financial statements. At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to our results of operations.

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
Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2010 Annual Report are the same as those applied by the Corporation at March 31, 2011.
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
The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2012. Under a 200 basis points rising rate scenario, projected net interest income increases by $37.5 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $66.2 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at March 31, 2011 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.
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

EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The shock scenarios consist of +/- 200 basis points parallel shocks. Management has defined limits for the increases / decreases in EVE sensitivity resulting from the shock scenarios.
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
Refer to Note 22 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At March 31, 2011, approximately $6.4 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.
At March 31, 2011, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $29 million of financial assets that were measured at fair value on a nonrecurring basis at March 31, 2011, all of which were classified as Level 3 in the hierarchy.
Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $51 million at March 31, 2011, of which $34 million were Level 3 assets and $17 million were Level 2 assets. These assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.
During the quarter ended March 31, 2011, there were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis. Also, there were no transfers in and / or out of Level 1 and Level 2 during the quarter ended March 31, 2011. Refer to Note 22 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at March 31, 2011. Also, refer to the Critical Accounting Policies / Estimates in the 2010 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.
Trading Account Securities and Investment Securities Available-for-Sale
The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2011, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.
Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2011, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.
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
At March 31, 2011, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $6.3 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At March 31, 2011, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $42 million and $165 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”), which amounted to $168 million at March 31, 2011, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 12 to the consolidated financial statements.
Derivatives
Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2011, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.8 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.2 million resulting from the Corporation’s own credit standing adjustment and a gain of $1.6 million from the assessment of the counterparties’ credit risk.
Equity appreciation instrument
The fair value of the equity appreciation instrument issued to the FDIC was estimated by determining a call option value using the Black-Scholes Option Pricing Model. The principal variables in determining the fair value of the equity appreciation instrument include the implied volatility determined based on the historical daily volatility of the Corporation’s common stock, the exercise price of the instrument, the price of the call option, and the risk-free rate. The equity appreciation instrument is classified as Level 2. The

Corporation recognized non-interest income of $7.7 million during the quarter ended March 31, 2011 as a result of a decrease in the fair value of the equity appreciation instrument. The carrying amount of the equity appreciation instrument, which is recorded as other liability in the consolidated statement of condition, amounted to $0.6 million as of March 31, 2011.
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
LIQUIDITY
The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if the markets on which it depends are subject to occasional disruptions.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the Fed, in addition to maintaining unpledged U.S. Government securities available for pledging in the repo markets. The Corporation has a significant amount of assets available for raising funds through these channels.
Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries. The Corporation has adopted policies and limits to monitor more effectively the Corporation’s liquidity position and that of the banking subsidiaries. Additionally, contingency funding plans are used to model various stress events of different magnitudes and affecting different time horizons that assist management in evaluating the size of the liquidity buffers needed if those stress events occur. However, such models may not predict accurately how the market and customers might react to every event, and are dependent on many assumptions.
Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 70% of the Corporation’s total assets at March 31, 2011, compared with 69% at December 31, 2010.
In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2011, these borrowings consisted primarily of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction, securities sold under agreement to repurchase, junior subordinated deferrable interest debentures, and advances with the FHLB.

The composition of the Corporation’s financing to total assets at March 31, 2011 and December 31, 2010 is included in Table N.
TABLE N
Financing to Total Assets

			% increase (decrease)
			from December 31, 2010 to	% of total assets
(Dollars in millions)	March 31, 2011	December 31, 2010 to	March 31, 2011	March 31, 2011	December 31, 2010

Non-interest bearing deposits	$4,913	$4,939	(0.5%)	12.7%	12.8%
Interest-bearing core deposits	15,946	15,637	2.0	41.2	40.4
Other interest-bearing deposits	6,338	6,186	2.5	16.4	16.0
Repurchase agreements	2,643	2,413	9.5	6.8	6.2
Other short-term borrowings	290	364	(20.3)	0.7	0.9
Notes payable	3,795	4,170	(9.0)	9.8	10.8
Others	1,006	1,213	(17.1)	2.6	3.1
Stockholders’ equity	3,805	3,801	0.1	9.8	9.8

A detailed description of the Corporation’s borrowings, including its terms, is included in Note 16 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
In the past two years, the Corporation took steps to deleverage its balance sheet and prepay certain high cost debt to benefit its cost of funds going forward. These actions were possible in part due to the excess liquidity derived from the Corporation’s 2010 capital raise, paydowns from the loan portfolio coupled with weak loan demand, from maturities of investment securities and funds received from the sale of the majority interest in EVERTEC. During 2011, the Corporation’s liquidity position remains strong. Certain actions were taken by the Corporation during the quarter ended March 31, 2011 to improve the Corporation’s net interest margin and deploy some excess liquidity at its banking subsidiaries.
•	Prepaid $224 million of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction during the first quarter of 2011 with proceeds from maturities of securities. This note carries a 2.50% annual rate. The Corporation expects to paydown the note by the end of 2011 due to its high interest cost.

•	Repaid $100 million of medium-term notes that carried a 13% cost and had a contractual maturity of March 2012. Penalties on the early repayment amounted to $8 million.

•	Received cash inflows on the sale of $457 million (legal balance) in non-conventional mortgage loans at the BPNA reportable segment.

•	Purchased $753 million in securities by the BPNA reportable segment, primarily U.S. Agencies securities and U.S. Government agency-issued collateralized mortgage obligations, during the first quarter of 2011 to deploy excess liquidity. Funds were invested in longer-term securities to improve the net interest margin. These securities can be pledged to other counterparties in the repo market and continue to serve as a source to manage the Corporation’s liquidity needs.
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
The Corporation’s ability to compete successfully in the marketplace for deposits, excluding brokered deposits, depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results, credit ratings (by nationally recognized credit rating agencies), and importantly, FDIC deposit insurance. Although a downgrade in the credit ratings of the Corporation may impact its ability to raise retail and commercial deposits or the rate that it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to FDIC limits) and this is expected to mitigate the effect of a downgrade in the credit ratings.
Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table I for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $20.9 billion, or 77% of total deposits, at March 31, 2011, compared with $20.6 billion, or 77% of total deposits, at December 31, 2010. Core deposits financed 62% of the Corporation’s earning assets at March 31, 2011, compared to 61% at December 31, 2010.
Certificates of deposit with denominations of $100,000 and over at March 31, 2011 totaled $4.6 billion, or 17% of total deposits, compared with $4.7 billion, or 17%, at December 31, 2010. Their distribution by maturity at March 31, 2011 was as follows:

(In thousands)
|
3 months or less	$1,862,698
3 to 6 months	848,311
6 to 12 months	905,796
Over 12 months	997,529

$4,614,334

At March 31, 2011 and December 31, 2010, approximately 6% of the Corporation’s assets were financed by brokered deposits. The Corporation had $2.5 billion in brokered deposits at March 31, 2011, compared with $2.3 billion at December 31, 2010. Brokered certificates of deposit, which are typically sold through an intermediary to retail investors, provide access to longer-term funds and provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.
In the event that any of the Corporation’s banking subsidiaries fall under the regulatory capital ratios of a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.
To the extent that the banking subsidiaries are unable to obtain sufficient liquidity through core deposits, the Corporation may meet its liquidity needs through short-term borrowings by pledging securities for borrowings under repurchase agreements, by pledging additional loans and securities through the available secured lending facilities, or by selling liquid assets. These measures are subject to availability of collateral.
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2011 and December 31, 2010, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $1.7 billion and $1.6 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $0.8 billion at March 31, 2011 and $0.7 billion at December 31, 2010. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. Refer to Note 16 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.
At March 31, 2011, the banking subsidiaries had a borrowing capacity at the Fed’s Discount Window of approximately $2.8 billion, compared with $2.7 billion at December 31, 2010, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral.
During the quarter ended March 31, 2011, the BHCs did not make any capital contributions to BPNA and BPPR.

At March 31, 2011, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet its anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, during the foreseeable future and have sufficient liquidity resources to address a stress event.
Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if management is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.
Bank Holding Companies
The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The principal source of cash flows for the parent holding company during 2010 was a capital issuance and proceeds from the sale of the 51% ownership interest in EVERTEC. The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities). The Corporation is not paying dividends to holders of its common stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $930 thousand for the first quarter of 2011. The Corporation’s ability to declare and pay dividends on the preferred stock is dependent on certain Federal regulatory considerations, including guidelines of the Federal Reserve Board regarding capital and dividends.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc.) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary required the BHCs to contribute equity capital during 2009 and 2010 to ensure that it continued to meet the regulatory guidelines for “well-capitalized” institutions. There were no capital contributions made to BPNA during the quarter ended March 31, 2011. Management does not expect either of the banking subsidiaries to require additional capitalizations for the foreseeable future. Other principal uses of liquidity are the payment of principal and interest on debt securities and dividends on preferred stock.
Refer to Note 32 to the consolidated financial statements, which provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $210 million at March 31, 2011, consisted principally of $185 million of subordinated notes from BPPR.
The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at March 31, 2011, compared with $1.3 billion at December 31, 2010. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The reduction in notes payable at the BHCs from December 31, 2010 to March 31, 2011 was due to the prepayment of the $100 million in medium-term notes. The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings.
The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.
Risks to Liquidity
Total lines of credit outstanding are not necessarily a measure of the total credit available on a continuing basis. Some of these lines could be subject to collateral requirements, standards of creditworthiness, leverage ratios and other regulatory requirements, among other factors. Derivatives, such as those embedded in long-term repurchase transactions or interest rate swaps, and off-balance sheet exposures, such as recourse, are subject to collateral requirements. As their fair value increases, the collateral requirements may increase, thereby reducing the balance of unpledged securities.

Reductions of the Corporation’s credit ratings by the rating agencies could also affect its ability to borrow funds, and could substantially raise the cost of our borrowings. Some of the Corporation’s borrowings have “rating triggers” that call for an increase in their interest rate in the event of a rating downgrade. In addition, changes in the Corporation’s ratings could lead creditors and business counterparties to raise the collateral requirements, which could reduce available unpledged securities, reducing excess liquidity. Refer to Part II — Other Information, Item 1A-Risk Factors of the Corporation’s Form 10-K for the year ended December 31, 2010 for additional information on factors that could impact liquidity.
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of a further decay or deepening of the economic recession in Puerto Rico, the credit quality of the Corporation could be further affected and result in higher credit costs. Even though the U.S. economy appears to be in the initial stages of a recovery, it is not certain that the Puerto Rico economy will benefit materially from a rebound in the U.S. cycle. The Puerto Rico economy faces various challenges including the persistent government deficit and a residential real estate sector under substantial pressures.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could also affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms, such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB and the Fed.
Credit ratings of Popular’s debt obligations are an important factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. At March 31, 2011, the Corporation’s senior unsecured debt ratings continued to be “non-investment grade” with the three major rating agencies. This may make it more difficult for the Corporation to borrow in the capital markets and at a higher cost. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Some of the Corporation’s or its subsidiaries’ counterparty contracts include close-out provisions if the credit ratings fall below certain levels.
The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings. Their main funding sources are currently deposits and secured borrowings, and in the case of BPNA, capital contributions from its parent company. At the BHCs, the volume of capital market borrowings has declined substantially, as the non-banking lending businesses that it had historically funded have been shut down and outstanding unsecured senior debt has been reduced.
The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries did have $18 million in deposits at March 31, 2011 that are subject to rating triggers. At March 31, 2011, the Corporation had repurchase agreements amounting to $232 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, and were collateralized with securities with a fair value of $249 million.
Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and credit ratings. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $57 million at March 31, 2011, with the Corporation providing collateral totaling $74 million to cover the net liability position with counterparties on these derivative instruments.
In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $155 million at March 31, 2011. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The nature of Popular’s business ordinarily results in a certain number of claims, litigation, investigations, and legal and administrative cases and proceedings. When the Corporation determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders to do so.
On at least a quarterly basis, Popular assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.
In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $30.0 million at March 31, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, management believes that the amount it has already accrued is adequate and any incremental liability arising from the Corporation’s legal proceedings will not have a material adverse effect on the Corporation’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated financial position in a particular period.
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
The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) were brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleged breaches of fiduciary duty, waste of assets and abuse of control in connection with our issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints sought a judgment that the action was a proper derivative action, an award of damages, restitution, costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the García action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The court denied Popular’s request for reconsideration shortly thereafter.
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
At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the amount of $37.5 million will be paid by or on behalf of defendants (of which management expects approximately $30 million will be covered by insurance). The parties intend to file a stipulation of settlement and a joint motion for preliminary approval within the next few weeks. The Corporation recognized a charge, net of the amount expected to be covered by insurance, of $7.5 million in December 2010 to cover the uninsured portion of the settlement.
In addition, the Corporation is aware that a suit asserting similar claims on behalf of certain individual shareholders under the federal securities laws was filed on January 18, 2011.
A separate memorandum of understanding was subsequently entered by the parties to the García and Diaz actions in April 2011. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular has agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs (of which management expects $1.6 million will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. The parties intend to file a joint request to approve the settlement within the next few weeks.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the amount of $8.2 million will be paid by or on behalf of the defendants (all of which management expects will be covered by insurance). The parties filed a joint request to approve the settlement on April 13, 2011. On April 29, 2011, the court entered an order scheduling a hearing for May 27, 2011, regarding preliminary approval of the proposed settlement in the ERISA class action.
Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.
At this point, the settlement agreements are not final and are subject to a number of future events, including approval of the settlements by the relevant courts. There can be no assurances that the settlements will be finalized or as to the timing of the payments described above.
In addition to the foregoing, Banco Popular is a defendent in two lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint. Plaintiff’s opposition thereto is due on May 31, 2011.
On December 13, 2010, Popular was served with a class action complaint captioned García Lamadrid, et al. v. Banco Popular, et al. which was filed in the Puerto Rico Court of First Instance. The complaint generally seeks damages against Banco Popular de Puerto Rico, other defendants and their respective insurance companies for their alleged breach of certain fiduciary duties, breach of contract, and alleged violations of local tort law. Plaintiffs seek in excess of $600 million in damages, plus costs and attorneys fees.
More specifically, plaintiffs — Guillermo García Lamadrid and Benito del Cueto Figueras — are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its fiduciary duties to them by failing to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and grossly negligently. Popular submitted a motion to dismiss on February 28, 2011. Plaintiffs submitted an opposition thereto on April 15, 2011.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I — Item 1A — Risk Factors” in our 2010 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I — Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2010 Annual Report.
There have been no material changes to the risk factors previously disclosed under Item 1A. of the Corporation’s 2010 Annual Report.
The risks described in our 2010 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this Plan is 10,000,000.
The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2011 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs [a]

January 1 — January 31	—	—	—	6,743,767
February 1 — February 28	696,154	$3.37	696,154	6,047,613
March 1 — March 31	211,246	$3.09	211,246	5,838,367

Total March 31, 2011	907,400	$3.30	907,400	5,838,367

[a]	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the Ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: May 10, 2011	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: May 10, 2011	By:	/s/ Ileana Gonzalez Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller