Form 10-Q
period 2011-06-30
POPULAR INC
filed 2011-08-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $0.01 par value 1,024,137,020 shares outstanding as of July 27, 2011.

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

ITEM 1. FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(In thousands, except share information)	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Cash and due from banks	$587,965	$452,373	$744,769

Money market investments:
Federal funds sold	50,000	16,110	11,540
Securities purchased under agreements to resell	251,536	165,851	299,921
Time deposits with other banks	1,082,356	797,334	2,132,748

Total money market investments	1,383,892	979,295	2,444,209

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	734,826	492,183	371,619
Other trading securities	51,016	54,530	29,924
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,827,262	2,031,123	1,981,931
Other investment securities available-for-sale	3,562,229	3,205,729	4,499,256
Investment securities held-to-maturity, at amortized cost (fair value at June 30, 2011 - $136,959; December 31, 2010 - $120,873; June 30, 2010 - $209,207)	129,910	122,354	209,416
Other investment securities, at lower of cost or realizable value (realizable value at June 30, 2011 - $176,114; December 31, 2010 - $165,233; June 30, 2010 - $153,845)	174,560	163,513	152,562
Loans held-for-sale, at lower of cost or fair value	509,046	893,938	101,251

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,761,346	20,834,276	22,574,731
Loans covered under loss sharing agreements with the FDIC	4,616,575	4,836,882	5,055,750
Less – Unearned income	103,652	106,241	109,911
Allowance for loan losses	746,847	793,225	1,277,016

Total loans held-in-portfolio, net	24,527,422	24,771,692	26,243,554

FDIC loss share asset	2,350,176	2,318,183	2,330,406
Premises and equipment, net	537,870	545,453	573,941
Other real estate not covered under loss sharing agreements with the FDIC	162,419	161,496	142,372
Other real estate covered under loss sharing agreements with the FDIC	74,803	57,565	55,176
Accrued income receivable	141,980	150,658	151,245
Mortgage servicing assets, at fair value	162,619	166,907	171,994
Other assets	1,393,843	1,449,887	1,389,304
Goodwill	647,318	647,387	691,190
Other intangible assets	54,186	58,696	63,720

Total assets	$39,013,342	$38,722,962	$42,347,839

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,364,004	$4,939,321	$4,793,338
Interest bearing	22,596,425	21,822,879	22,320,235

Total deposits	27,960,429	26,762,200	27,113,573

Federal funds purchased and assets sold under agreements to repurchase	2,570,322	2,412,550	2,307,194
Other short-term borrowings	151,302	364,222	1,263
Notes payable	3,423,286	4,170,183	8,238,277
Other liabilities	943,935	1,213,276	1,072,745

Total liabilities	35,049,274	34,922,431	38,733,052

Commitments and contingencies (See note 20)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding in all periods presented (aggregated liquidation preference value of $50,160)	50,160	50,160	50,160
Common stock, $0.01 par value; 1,700,000,000 shares authorized in all periods presented; 1,024,201,427 shares issued at June 30, 2011
(December 31, 2010 – 1,022,929,158; June 30, 2010 – 1,022,878,228) and 1,023,977,895 outstanding at June 30, 2011 (December 31, 2010 – 1,022,727,802; June 30, 2010 – 1,022,695,797)	10,242	10,229	10,229
Surplus	4,097,909	4,094,005	4,094,429
Accumulated deficit	(228,372)	(347,328)	(613,963)
Treasury stock – at cost, 223,532 shares at June 30, 2011 (December 31, 2010 – 201,356 shares; June 30, 2010 – 182,431 shares)	(642)	(574)	(518)
Accumulated other comprehensive (loss) income, net of tax of ($51,544) (December 31, 2010 – ($55,616); June 30, 2010 – ($17,744))	34,771	(5,961)	74,450

Total stockholders’ equity	3,964,068	3,800,531	3,614,787

Total liabilities and stockholders’ equity	$39,013,342	$38,722,962	$42,347,839

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2011	2010	2011	2010
Interest income:
Loans	$442,460	$421,010	$865,835	$775,659
Money market investments	926	1,893	1,873	2,935
Investment securities	53,723	62,915	106,098	127,841
Trading account securities	9,790	6,599	18,544	13,177

Total interest income	506,899	492,417	992,350	919,612

Interest expense:
Deposits	70,672	90,615	147,551	183,589
Short-term borrowings	13,719	15,552	27,734	30,811
Long-term debt	47,966	71,655	99,164	121,700

Total interest expense	132,357	177,822	274,449	336,100

Net interest income	374,542	314,595	717,901	583,512
Provision for loan losses	144,317	202,258	219,636	442,458

Net interest income after provision for loan losses	230,225	112,337	498,265	141,054

Service charges on deposit accounts	46,802	50,679	92,432	101,257
Other service fees	58,307	103,725	116,959	205,045
Net (loss) gain on sale and valuation adjustments of investment securities	(90)	397	(90)	478
Trading account profit	874	2,464	375	2,241
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(12,782)	5,078	(5,538)	10,146
Adjustments (expense) to indemnity reserves on loans sold	(9,454)	(14,389)	(19,302)	(31,679)
FDIC loss share income (expense)	38,670	(15,037)	54,705	(15,037)
Fair value change in equity appreciation instrument	578	24,394	8,323	24,394
Other operating income	1,255	41,516	40,664	59,848

Total non-interest income	124,160	198,827	288,528	356,693

Operating expenses:
Personnel costs	110,959	138,032	217,099	258,964
Net occupancy expenses	25,957	29,058	50,543	57,934
Equipment expenses	10,761	25,346	22,797	48,799
Other taxes	14,623	12,459	26,595	24,763
Professional fees	49,479	34,225	96,167	61,274
Communications	7,188	11,342	14,398	22,114
Business promotion	11,332	10,204	21,192	18,499
FDIC deposit insurance	27,682	17,393	45,355	32,711
Loss on early extinguishment of debt	289	430	8,528	978
Other real estate owned (OREO) expenses	6,440	14,622	8,651	19,325
Other operating expenses	14,835	32,850	41,014	59,464
Amortization of intangibles	2,255	2,455	4,510	4,504

Total operating expenses	281,800	328,416	556,849	609,329

Income (loss) before income tax	72,585	(17,252)	229,944	(111,582)
Income tax (benefit) expense	(38,100)	27,237	109,127	17,962

Net Income (Loss)	$110,685	$(44,489)	$120,817	$(129,544)

Net Income (Loss) Applicable to Common Stock	$109,754	$(236,156)	$118,956	$(321,211)

Net Income (Loss) per Common Share – Basic	$0.11	$(0.28)	$0.12	$(0.43)

Net Income (Loss) per Common Share – Diluted	$0.11	$(0.28)	$0.12	$(0.43)

Dividends Declared per Common Share	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock, including treasury stock	Preferred stock		Surplus		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	$6,380	$50,160		$2,804,238		$(292,752)	$(29,209)	$2,538,817
Net loss						(129,544)		(129,544)
Issuance of stock	—	1,150,000	[1]	—				1,150,000
Issuance of common stock upon conversion of preferred stock	3,834 [1]	(1,150,000)[1]		1,337,833	[1]			191,667
Issuance costs				(47,642)[2]				(47,642)
Deemed dividend on preferred stock						(191,667)		(191,667)
Common stock purchases	(503)							(503)
Other comprehensive income, net of tax							103,659	103,659

Balance at June 30, 2010	$9,711	$50,160		$4,094,429		$(613,963)	$74,450	$3,614,787

Balance at December 31, 2010	$9,655	$50,160		$4,094,005		$(347,328)	$(5,961)	$3,800,531
Net income						120,817		120,817
Issuance of stock	13			3,904				3,917
Dividends declared:
Preferred stock						(1,861)		(1,861)
Common stock purchases	(68)							(68)
Other comprehensive income, net of tax							40,732	40,732

Balance at June 30, 2011	$9,600	$50,160		$4,097,909		$(228,372)	$34,771	$3,964,068

[1]	Issuance and subsequent conversion of depositary shares representing interests in shares of contingent convertible non-cumulative preferred stock, Series D, into common stock.
[2]	Issuance costs related to issuance and conversion of depository shares (Preferred Stock - Series D).

Disclosure of changes in number of shares:	June 30, 2011	December 31, 2010		June 30, 2010
Preferred Stock:
Balance at beginning of year	2,006,391	2,006,391		2,006,391
Issuance of stock	—	1,150,000	[1]	1,150,000
Conversion of stock	—	(1,150,000)[1]		(1,150,000)

Balance at end of the period	2,006,391	2,006,391		2,006,391

Common Stock – Issued:
Balance at beginning of year	1,022,929,158	639,544,895		639,544,895
Issuance of stock	1,272,269	50,930		—
Issuance of stock upon conversion of preferred stock	—	383,333,333	[1]	383,333,333 [1]

Balance at end of the period	1,024,201,427	1,022,929,158		1,022,878,228
Treasury stock	(223,532)	(201,356)		(182,431)

Common Stock – Outstanding	1,023,977,895	1,022,727,802		1,022,695,797

[1]

Issuance of 46,000,000 in depositary shares; converted into 383,333,333 common shares (full conversion of depositary shares, each representing a 1/40th interest in shares of contingent convertible perpetual non-cumulative preferred stock).

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarter ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$110,685	$(44,489)	$120,817	$(129,544)

Other comprehensive income before tax:
Foreign currency translation adjustment	(1,137)	(1,531)	(1,728)	(577)
Reclassification adjustment for losses included in net income (loss)	—	—	10,084	—
Adjustment of pension and postretirement benefit plans	3,005	4,486	6,007	6,236
Unrealized holding gains on securities available-for-sale arising during the period	50,779	80,801	30,801	116,912
Reclassification adjustment for losses included in net income (loss)	90	6	90	16
Unrealized net gains (losses) on cash flow hedges	485	(1,509)	434	(1,540)
Reclassification adjustment for losses (gains) included in net income (loss)	51	31	(884)	(1,168)

Other comprehensive income before tax	53,273	82,284	44,804	119,879
Income tax expense	(5,500)	(12,065)	(4,072)	(16,220)

Total other comprehensive income, net of tax	47,773	70,219	40,732	103,659

Comprehensive income (loss), net of tax	$158,458	$25,730	$161,549	$(25,885)

Tax effect allocated to each component of other comprehensive income:

	Quarter ended		Six months ended,
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Underfunding of pension and postretirement benefit plans	$(894)	$(882)	$(1,787)	$(1,765)
Unrealized holding gains on securities available-for-sale arising during the period	(4,431)	(11,759)	(2,490)	(15,507)
Reclassification adjustment for losses included in net income (loss)	(14)	—	(14)	(4)
Unrealized net (gains) losses on cash flow hedges	(146)	588	(131)	600
Reclassification adjustment for losses (gains) included in net income (loss)	(15)	(12)	350	456

Income tax expense	$(5,500)	$(12,065)	$(4,072)	$(16,220)

Disclosure of accumulated other comprehensive income (loss):

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Foreign currency translation adjustment	$(27,795)	$(36,151)	$(41,253)

Underfunding of pension and postretirement benefit plans	(204,928)	(210,935)	(121,550)
Tax effect	79,068	80,855	46,801

Net of tax amount	(125,860)	(130,080)	(74,749)

Unrealized holding gains on securities available-for-sale	215,465	184,574	221,018
Tax effect	(27,378)	(24,874)	(29,645)

Net of tax amount	188,087	159,700	191,373

Unrealized gains (losses) on cash flow hedges	485	935	(1,509)
Tax effect	(146)	(365)	588

Net of tax amount	339	570	(921)

Accumulated other comprehensive income (loss)	$34,771	$(5,961)	$74,450

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$120,817	$(129,544)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	23,450	30,759
Provision for loan losses	219,636	442,458
Amortization of intangibles	4,510	4,504
Impairment losses on net assets to be disposed of	8,743	—
Fair value adjustments of mortgage servicing rights	16,249	9,577
Net (accretion of discounts) amortization of premiums and deferred fees	(64,498)	(52,119)
Net loss (gain) on sale and valuation adjustments of investment securities	90	(478)
Fair value change in equity appreciation instrument	(8,323)	(24,394)
FDIC loss share (income) expense	(54,705)	15,037
FDIC deposit insurance expense	45,355	32,711
Net gain on disposition of premises and equipment	(1,992)	(2,071)
Net loss (gain) on sale of loans, including valuation adjustments on loans held-for-sale	5,538	(10,146)
Adjustments (expense) to indemnity reserves on loans sold	19,302	31,679
Losses (earnings) from investments under the equity method	218	(14,513)
Gain on sale of equity method investment	(16,907)	—
Net disbursements on loans held-for-sale	(417,220)	(312,489)
Acquisitions of loans held-for-sale	(173,549)	(133,798)
Proceeds from sale of loans held-for-sale	65,667	35,867
Net decrease in trading securities	319,024	396,940
Net decrease in accrued income receivable	8,676	10,729
Net increase in other assets	(16,965)	(1,346)
Net decrease in interest payable	(949)	(17,566)
Deferred income taxes	21,755	(8,503)
Net (decrease) increase in pension and other postretirement benefit obligation	(123,084)	1,627
Net decrease in other liabilities	(65,383)	(12,028)

Total adjustments	(185,362)	422,437

Net cash (used in) provided by operating activities	(64,545)	292,893

Cash flows from investing activities:
Net increase in money market investments	(404,598)	(1,344,614)
Purchases of investment securities:
Available-for-sale	(856,543)	(542,506)
Held-to-maturity	(64,358)	(37,131)
Other	(69,504)	(13,076)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	707,567	818,380
Held-to-maturity	52,073	40,716
Other	56,162	83,272
Proceeds from sale of investment securities available-for-sale	19,143	19,484
Proceeds from sale of other investment securities	2,294	—
Net repayments on loans	779,606	1,024,846
Proceeds from sale of loans	225,698	10,878
Acquisition of loan portfolios	(744,390)	(87,471)
Cash received from acquisitions	—	261,311
Net proceeds from sale of equity method investments	31,503	—
Mortgage servicing rights purchased	(860)	(364)
Acquisition of premises and equipment	(25,548)	(27,161)
Proceeds from sale of premises and equipment	9,847	9,626
Proceeds from sale of foreclosed assets	94,759	69,058

Net cash (used in) provided by investing activities	(187,149)	285,248

Cash flows from financing activities:
Net increase (decrease) in deposits	1,198,252	(1,202,219)
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase	157,772	(325,596)
Net decrease in other short-term borrowings	(212,920)	(6,063)
Payments of notes payable	(1,177,306)	(189,780)
Proceeds from issuance of notes payable	419,500	111,101
Net proceeds from issuance of depositary shares	—	1,102,358
Dividends paid	(1,861)	—
Proceeds from issuance of common stock	3,917	—
Treasury stock acquired	(68)	(503)

Net cash provided by (used in) financing activities	387,286	(510,702)

Net increase in cash and due from banks	135,592	67,439
Cash and due from banks at beginning of period	452,373	677,330

Cash and due from banks at end of period	$587,965	$744,769

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Summary of significant accounting policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation would also consolidate any variable interest entities (“VIEs”) for which it has a controlling financial interest and therefore is the primary beneficiary. Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the consolidated statements of condition. The results of operations of companies or assets acquired are included only from the dates of acquisition.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2010, included in the Corporation’s 2010 Annual Report (the “2010 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Nature of Operations

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of Popular’s system infrastructures and transaction processing businesses.

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

Note 2 – New Accounting Pronouncements

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”)

The FASB issued Accounting Standards Update (“ASU”) 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU also do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

The amendments of this guidance are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. ASU 2011-05 should be applied retrospectively. Early adoption is permitted.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”)

The FASB issued ASU 2011-04 in May 2011. The amendment of this ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU modifies some fair value measurement principles and disclosure requirements including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, disclosing quantitative information about unobservable inputs used in Level 3 fair value measurements, and other additional disclosures about fair value measurements.

The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively and early application is not permitted.

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

FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)

The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and has not had an impact on the Corporation’s consolidated statements of condition or results of operations at June 30, 2011.

FASB Accounting Standards Update 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance has not had an impact on the Corporation’s consolidated statement of condition or results of operations at June 30, 2011.

Note 3 – Business combination

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

(In thousands)	Book value prior to purchase accounting adjustments	Fair value adjustments	Additional consideration	As recorded by Popular, Inc. on April 30, 2010
Assets:
Cash and money market investments	$358,132	$—	$—	$358,132
Investment in Federal Home Loan Bank stock	58,610	—	—	58,610
Loans	8,554,744	(3,354,287)	—	5,200,457
FDIC loss share indemnification asset	—	2,337,748	—	2,337,748
Covered other real estate owned	125,947	(73,867)	—	52,080
Core deposit intangible	—	24,415	—	24,415
Receivable from FDIC (associated to the note issued to the FDIC)	—	—	111,101	111,101
Other assets	44,926	—	—	44,926
Goodwill	—	86,841	—	86,841

Total assets	$9,142,359	$(979,150)	$111,101	$8,274,310

Liabilities:
Deposits	$2,380,170	$11,465	$—	$2,391,635
Note issued to the FDIC (including a premium of $12,411 resulting from the fair value adjustment)	—	—	5,770,495	5,770,495
Equity appreciation instrument	—	—	52,500	52,500
Contingent liability on unfunded loan commitments	—	45,755	—	45,755
Accrued expenses and other liabilities	13,925	—	—	13,925

Total liabilities	$2,394,095	$57,220	$5,822,995	$8,274,310

During the fourth quarter of 2010, retrospective adjustments were made to the estimated fair values of assets acquired and liabilities assumed associated with the Westernbank FDIC-assisted transaction to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by refinements in credit loss assumptions because of new information that became available after the closing of the transaction. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset.

The following table presents the principal changes in fair value as previously reported in Form 10-Qs filed during 2010 and the revised amounts recorded during the measurement period with general explanations of the major changes.

(In thousands)	April 30, 2010 As recasted[a]	April 30, 2010 As previously reported[b]	Change
Assets:
Loans	$8,554,744	$8,554,744	$—
Less: Discount	(3,354,287)	(4,293,756)	939,469 [c]

Net loans	5,200,457	4,260,988	939,469
FDIC loss share indemnification asset	2,337,748	3,322,561	(984,813)[d]
Goodwill	86,841	106,230	(19,389)
Other assets	649,264	670,419	(21,155)[e]

Total assets	$8,274,310	$8,360,198	$(85,888)

Liabilities:
Deposits	$2,391,635	$2,391,635	$—
Note issued to the FDIC	5,770,495	5,769,696	799 [f]
Equity appreciation instrument	52,500	52,500	—
Contingent liability on unfunded loan commitments	45,755	132,442	(86,687)[g]
Other liabilities	13,925	13,925	—

Total liabilities	$8,274,310	$8,360,198	$(85,888)

[a]	Amounts reported include retrospective adjustments during the measurement period (ASC Topic 805) related to the Westernbank FDIC-assisted transaction.
[b]	Amounts are presented as previously reported.
[c]	Represents the increase in management’s best estimate of fair value mainly driven by lower expected future credit losses on the acquired loan portfolio based on facts and circumstances existent as of the acquisition date but known to management during the measurement period. The main factors that influenced the revised estimated credit losses included review of collateral, revised appraised values, and review of borrower’s payment capacity in more thorough due diligence procedures.
[d]	This reduction is directly related to the reduction in estimated future credit losses as they are substantially covered by the FDIC under the 80% FDIC loss sharing agreements.
[e]	Represents revisions to acquisition date estimated fair values of other real estate properties based on new appraisals obtained.
[f]	Represents an increase in the premium on the note issued to the FDIC, also influenced by the cash flow streams impacted by the revised loan payment estimates.
[g]	Reduction due to revised credit loss estimates and commitments.

The following table depicts the principal changes in the consolidated statement of operations as a result of the recasting for retrospective adjustments for the quarters ended June 30, 2010 and September 30, 2010.

	As previously	As previously		As previously	As previously
	recasted	reported		recasted	reported
	Quarter ended	Quarter ended		Quarter ended	Quarter ended
(In thousands)	June 30, 2010	June 30, 2010	Difference	September 30, 2010	September 30, 2010	Difference
Net interest income	$314,595	$278,976	$35,619	$356,778	$386,918	$(30,140)
Provision for loan losses	202,258	202,258	—	215,013	215,013	—

Net interest income after provision for loan losses	112,337	76,718	35,619	141,765	171,905	(30,140)
Non-interest income	198,827	215,858	(17,031)	825,894	796,524	29,370
Operating expenses	328,416	328,416	—	371,541	371,547	(6)

(Loss) income before income tax	(17,252)	(35,840)	18,588	596,118	596,882	(764)
Income tax expense	27,237	19,988	7,249	102,032	102,388	(356)

Net (loss) income	$(44,489)	$(55,828)	$11,339	$494,086	$494,494	$(408)

Note 4 – Related party transactions with affiliated company

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings (referred to as “EVERTEC”). EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC was initially recorded at a fair value of $177 million at September 30, 2010, which was determined based on the third-party buyer’s enterprise value of EVERTEC as determined in an orderly transaction between market participants, reduced by the debt incurred, net of debt issue costs, utilized as part of the sale transaction. Prospectively, the investment in EVERTEC is accounted for under the equity method and evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to the Corporation’s 2010 Annual Report for details on this sale to an unrelated third-party.

The Corporation’s investment in EVERTEC, including the impact of intra-entity eliminations, amounted to $210 million at June 30, 2011 (December 31, 2010 - $197 million), and is included as part of “other assets” in the consolidated statements of condition. The increase in the investment balance from December 31, 2010 to June 30, 2011 is due to the recognition of the Corporation’s share of the earnings of EVERTEC, net of intra-entity profits and losses. The Corporation did not receive any distributions from EVERTEC during the period from January 1, 2011 through June 30, 2011.

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The Corporation recognized a $12.0 million loss in other operating income for the quarter ended June 30, 2011 as part of its equity method investment in EVERTEC ($14.0 million loss for the six months ended June 30, 2011), which consisted of $0.7 million of the Corporation’s share in EVERTEC’s net income ($12.5 million for the six months ended June 30, 2011), more than offset by $12.7 million of intercompany income eliminations (investor-investee transactions at 49%) ($26.5 million for the six months ended June 30, 2011). The unfavorable impact of the elimination in non-interest income was offset by the elimination of 49% of the professional fees (expense) paid by the Corporation to EVERTEC during the same period.

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarter and six months ended June 30, 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, the Corporation eliminates 49% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 49% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC. The 51% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations.

	Quarters ended		Six months ended
	June 30, 2011		June 30, 2011
(In thousands)	100%	51% majority interest	100%	51% majority interest	Category
Interest income on loan to EVERTEC	$881	$450	$1,937	$988	Interest income
Interest income on investment securities issued by EVERTEC	962	491	1,925	982	Interest income
Interest expense on deposits	(107)	(55)	(402)	(205)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,279	3,712	14,072	7,177	Other service fees
Processing fees on services provided by EVERTEC	(37,122)	(18,932)	(75,800)	(38,658)	Professional fees
Rental income charged to EVERTEC	1,797	917	3,604	1,838	Net occupancy
Transition services provided to EVERTEC	297	152	666	340	Other operating expenses

The Corporation had the following financial condition accounts outstanding with EVERTEC at June 30, 2011 and December 31, 2010. The 51% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of condition.

	At June 30, 2011		At December 31, 2010
(In thousands)	100%	51% majority interest	100%	51% majority interest
Loans	$53,202	$27,133	$58,126	$29,644
Investment securities	35,000	17,850	35,000	17,850
Deposits	32,635	16,644	38,761	19,768
Accounts receivables (Other assets)	3,788	1,932	3,922	2,000
Accounts payable (Other liabilities)	17,083	8,712	17,416	8,882

Prior to the EVERTEC sale transaction on September 30, 2010, EVERTEC had certain performance bonds outstanding, which were guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. The Corporation agreed to maintain, for a 5-year period following September 30, 2010, the guarantee of the performance bonds. The EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $10.4 million at June 30, 2011. Also, EVERTEC had an existing letter of credit issued by BPPR, for an amount of $2.9 million. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

Furthermore, under the terms of the sale of EVERTEC, the Corporation was required for a period of twelve months following September 30, 2010 to sell its equity interests in Serfinsa and Consorcio de Tarjetas Dominicanas, S.A (“CONTADO”) to EVERTEC, subject to complying with certain rights of first refusal in favor of the Serfinsa and CONTADO shareholders. During the six months ended June 30, 2011, the Corporation sold its equity interest in CONTADO to CONTADO shareholders and EVERTEC and recognized a gain of $16.7 million, net of tax, upon the sale. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010. During the quarter ended June 30, 2011, the Corporation sold its equity investment in Serfinsa and recognized a gain of approximately $212 thousand, net of tax. The Corporation’s investment in Serfinsa, accounted for under the equity method, amounted to $1.8 million at December 31, 2010.

Note 5 – Restrictions on cash and due from banks and certain securities

The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances were approximately $833 million at June 30, 2011 (December 31, 2010 - $835 million; June 30, 2010 - $788 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

As required by the Puerto Rico International Banking Center Law, at June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally split for the two IBEs, which were considered restricted assets.

At June 30, 2011, the Corporation maintained restricted cash of $2 million to support a letter of credit. The cash is being held in an interest-bearing money market account (December 31, 2010 - $5 million; June 30, 2010 - $6 million).

At June 30, 2011 and December 31, 2010, the Corporation maintained restricted cash of $1 million that represents funds deposited in an escrow account which are guaranteeing possible liens or encumbrances over the title and insured properties (June 30, 2010 - $2 million).

At June 30, 2011, the Corporation maintained restricted cash of $14 million to comply with the requirements of the credit card networks (December 31, 2010 and June 30, 2010 - $12 million).

Note 6 – Pledged assets

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

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Investment securities available-for-sale, at fair value	$2,184,884	$1,867,249	$2,384,829
Investment securities held-to-maturity, at amortized cost	37,312	25,770	125,770
Loans held-for-sale measured at lower of cost or fair value	1,539	2,862	3,069
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	4,347,453	4,787,002	4,893,577
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	10,326,448	9,695,200	9,392,857
Other real estate covered under loss sharing agreements with the FDIC	74,803	57,565	55,176

Total pledged assets	$16,972,439	$16,435,648	$16,855,278

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of condition.

At June 30, 2011, investment securities available-for-sale and held-to-maturity totaling $ 1.7 billion, and loans of $ 0.4 billion, served as collateral to secure public funds (December 31, 2010 - $ 1.3 billion and $ 0.5 million, respectively; June 30, 2010 - $ 2.0 billion in investment securities available-for-sale).

At June 30, 2011, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $1.7 billion (December 31, 2010 - $1.6 billion; June 30, 2010- $1.7 billion). Refer to Note 16 to the consolidated financial statements for borrowings outstanding under these credit facilities. At June 30, 2011, the credit facilities authorized with the

FHLB were collateralized by $ 4.9 billion in loans held-in-portfolio (December 31, 2010 - $ 3.8 billion in loans held-in-portfolio; June 30, 2010 - $ 3.0 billion in loans held-in-portfolio and investment securities available-for-sale). Also, BPPR had a borrowing capacity at the Fed discount window of $2.5 billion (December 31, 2010 - $2.7 billion; June 30, 2010 - $2.7 billion), which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2011, the credit facilities with the Fed discount window were collateralized by $3.8 billion in loans held-in-portfolio (December 31, 2010- $4.2 billion; June 30, 2010 - $4.4 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition.

Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $ 4.4 billion at June 30, 2011 (December 31, 2010 - $ 4.8 billion; June 30, 2010- $ 4.9 billion), serve as collateral to secure the note issued to the FDIC. Refer to Note 16 to the consolidated financial statements for descriptive information on the note issued to the FDIC.

Note 7 – Investment securities available for sale

The following table presents the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at June 30, 2011, December 31, 2010 and June 30, 2010.

	At June 30, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
After 1 to 5 years	$35,334	$2,858	$—	$38,192	3.35%

Total U.S. Treasury securities	35,334	2,858	—	38,192	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	106,724	494	—	107,218	2.91
After 1 to 5 years	914,238	45,355	73	959,520	3.67
After 5 to 10 years	180,000	1,950	—	181,950	2.66

Total obligations of U.S. Government sponsored entities	1,200,962	47,799	73	1,248,688	3.45

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,845	12	—	10,857	3.96
After 1 to 5 years	15,567	277	24	15,820	4.52
After 5 to 10 years	2,055	25	—	2,080	5.30
After 10 years	5,430	79	—	5,509	5.29

Total obligations of Puerto Rico, States and political subdivisions	33,897	393	24	34,266	4.51

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	2,728	93	—	2,821	4.67
After 5 to 10 years	78,595	1,077	339	79,333	2.45
After 10 years	1,489,248	41,876	216	1,530,908	2.95

Total collateralized mortgage obligations - federal agencies	1,570,571	43,046	555	1,613,062	2.93

Collateralized mortgage obligations - private label
After 5 to 10 years	7,224	3	308	6,919	0.72
After 10 years	68,472	—	4,905	63,567	2.27

Total collateralized mortgage obligations - private label	75,696	3	5,213	70,486	2.12

Mortgage - backed securities
Within 1 year	633	52	—	685	4.91
After 1 to 5 years	11,516	444	—	11,960	3.99
After 5 to 10 years	159,166	11,198	2	170,362	4.71
After 10 years	2,053,343	113,015	341	2,166,017	4.25

Total mortgage - backed securities	2,224,658	124,709	343	2,349,024	4.28

Equity securities (without contractual maturity)	7,795	748	278	8,265	3.44

Other
After 5 to 10 years	17,849	2,363	—	20,212	10.99
After 10 years	7,264	32	—	7,296	3.62

Total other	25,113	2,395	—	27,508	8.86

Total investment securities available-for-sale	$5,174,026	$221,951	$6,486	$5,389,491	3.66%

	At December 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
After 1 to 5 years	$7,001	$122	$—	$7,123	1.50%
After 5 to 10 years	28,676	2,337	—	31,013	3.81

Total U.S. Treasury securities	35,677	2,459	—	38,136	3.36

Obligations of U.S. Government sponsored entities
Within 1 year	153,738	2,043	—	155,781	3.39
After 1 to 5 years	1,000,955	53,681	661	1,053,975	3.72
After 5 to 10 years	1,512	36	—	1,548	6.30

Total obligations of U.S. Government sponsored entities	1,156,205	55,760	661	1,211,304	3.68

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,404	19	—	10,423	3.92
After 1 to 5 years	15,853	279	5	16,127	4.52
After 5 to 10 years	20,765	43	194	20,614	5.07
After 10 years	5,505	52	19	5,538	5.28

Total obligations of Puerto Rico, States and political subdivisions	52,527	393	218	52,702	4.70

Collateralized mortgage obligations - federal agencies
Within 1 year	77	1	—	78	3.88
After 1 to 5 years	1,846	105	—	1,951	4.77
After 5 to 10 years	107,186	1,507	936	107,757	2.50
After 10 years	1,096,271	32,248	11	1,128,508	2.87

Total collateralized mortgage obligations - federal agencies	1,205,380	33,861	947	1,238,294	2.84

Collateralized mortgage obligations - private label
After 5 to 10 years	10,208	31	158	10,081	1.20
After 10 years	79,311	78	4,532	74,857	2.29

Total collateralized mortgage obligations - private label	89,519	109	4,690	84,938	2.17

Mortgage - backed securities
Within 1 year	2,983	101	—	3,084	3.62
After 1 to 5 years	15,738	649	3	16,384	3.98
After 5 to 10 years	170,662	10,580	3	181,239	4.71
After 10 years	2,289,210	86,870	632	2,375,448	4.26

Total mortgage - backed securities	2,478,593	98,200	638	2,576,155	4.29

Equity securities (without contractual maturity)	8,722	855	102	9,475	3.43

Other
After 5 to 10 years	17,850	262	—	18,112	10.98
After 10 years	7,805	—	69	7,736	3.62

Total other	25,655	262	69	25,848	8.74

Total investment securities available-for-sale	$5,052,278	$191,899	$7,325	$5,236,852	3.78%

	At June 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
After 1 to 5 years	$107,776	$1,311	$—	$109,087	1.47%
After 5 to 10 years	29,023	2,577	—	31,600	3.80

Total U.S. Treasury securities	136,799	3,888	—	140,687	1.97

Obligations of U.S. Government sponsored entities
Within 1 year	384,536	5,504	—	390,040	3.52
After 1 to 5 years	1,254,234	65,786	—	1,320,020	3.41
After 5 to 10 years	11,928	83	—	12,011	5.30
After 10 years	26,887	517	—	27,404	5.68

Total obligations of U.S. Government sponsored entities	1,677,585	71,890	—	1,749,475	3.49

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	22,406	171	—	22,577	4.09
After 5 to 10 years	27,049	321	4	27,366	5.12
After 10 years	5,560	129	—	5,689	5.28

Total obligations of Puerto Rico, States and political subdivisions	55,015	621	4	55,632	4.72

Collateralized mortgage obligations - federal agencies
Within 1 year	159	3	—	162	4.06
After 1 to 5 years	4,714	136	—	4,850	4.61
After 5 to 10 years	98,717	1,507	88	100,136	2.65
After 10 years	1,310,206	32,005	2,341	1,339,870	2.93

Total collateralized mortgage obligations - federal agencies	1,413,796	33,651	2,429	1,445,018	2.92

Collateralized mortgage obligations - private label
After 5 to 10 years	16,737	21	522	16,236	2.08
After 10 years	92,212	116	6,577	85,751	2.37

Total collateralized mortgage obligations - private label	108,949	137	7,099	101,987	2.32

Mortgage - backed securities
Within 1 year	20,661	177	—	20,838	2.96
After 1 to 5 years	20,438	544	—	20,982	3.96
After 5 to 10 years	188,865	12,762	—	201,627	4.72
After 10 years	2,629,056	107,342	161	2,736,237	4.31

Total mortgage - backed securities	2,859,020	120,825	161	2,979,684	4.33

Equity securities	9,005	202	503	8,704	3.46

Total investment securities available-for-sale	$6,260,169	$231,214	$10,196	$6,481,187	3.70%

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

Proceeds from the sale of investment securities available-for-sale for the six months ended June 30, 2011 amounted to $19.1 million, with realized losses of $90 thousand. This compares with proceeds of $19.5 million for the six months ended June 30, 2010, with no realized gains or losses as the securities were sold at par value.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, December 31, 2010 and June 30, 2010.

			At June 30, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government sponsored entities	$9,927	$73	$—	$—	$9,927	$73
Obligations of Puerto Rico, States and political subdivisions	9,983	17	300	7	10,283	24
Collateralized mortgage obligations - federal agencies	27,797	555	—	—	27,797	555
Collateralized mortgage obligations - private label	26,268	652	44,153	4,561	70,421	5,213
Mortgage-backed securities	31,685	89	9,154	254	40,839	343
Equity securities	2,846	182	53	96	2,899	278

Total investment securities available-for-sale in an unrealized loss position	$108,506	$1,568	$53,660	$4,918	$162,166	$6,486

			At December 31, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. Government sponsored entities	$24,284	$661	$—	$—	$24,284	$661
Obligations of Puerto Rico, States and political subdivisions	19,357	213	303	5	19,660	218
Collateralized mortgage obligations - federal agencies	40,212	945	2,505	2	42,717	947
Collateralized mortgage obligations - private label	21,231	292	52,302	4,398	73,533	4,690
Mortgage-backed securities	33,261	406	9,257	232	42,518	638
Equity securities	3	8	43	94	46	102
Other	7,736	69	—	—	7,736	69

Total investment securities available-for-sale in an unrealized loss position	$146,084	$2,594	$64,410	$4,731	$210,494	$7,325

			At June 30, 2010
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$305	$4	$305	$4
Collateralized mortgage obligations - federal agencies	138,856	1,915	114,113	514	252,969	2,429
Collateralized mortgage obligations - private label	200	8	84,564	7,091	84,764	7,099
Mortgage-backed securities	8,174	109	1,465	52	9,639	161
Equity securities	22	18	7,191	485	7,213	503

Total investment securities available-for-sale in an unrealized loss position	$147,252	$2,050	$207,638	$8,146	$354,890	$10,196

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

At June 30, 2011, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2011, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at June 30, 2011. During the quarter ended June 30, 2011, the Corporation did not record any other-than-temporary impairment losses on equity securities. Management has the intent and ability to hold the investments in equity securities that are at a loss position at June 30, 2011, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized losses associated with “Collateralized mortgage obligations – private label” are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At June 30, 2011, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at June 30, 2011, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at June 30, 2011, thus management expects to recover the amortized cost basis of the securities.

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

	June 30, 2011		December 31, 2010		June 30, 2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FNMA	$1,008,700	$1,045,160	$757,812	$789,838	$963,714	$996,966
FHLB	813,337	855,844	1,003,395	1,056,549	1,418,562	1,486,376
Freddie Mac	959,192	983,969	637,644	654,495	624,844	638,388

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2011, December 31, 2010 and June 30, 2010.

	At June 30, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
Within 1 year	$12,362	$1	$—	$12,363	0.09%

Total U.S. Treasury securities	12,362	1	—	12,363	0.09

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,235	22	—	2,257	5.56
After 1 to 5 years	15,974	495	—	16,469	4.19
After 5 to 10 years	18,340	393	78	18,655	5.97
After 10 years	54,333	6,764	914	60,183	4.12

Total obligations of Puerto Rico, States and political subdivisions	90,882	7,674	992	97,564	4.54

Collateralized mortgage obligations - private label
After 10 years	166	—	9	157	5.43

Total collateralized mortgage obligations - private label	166	—	9	157	5.43

Other
Within 1 year	1,250	—	—	1,250	0.88
After 1 to 5 years	25,250	375	—	25,625	3.47

Total other	26,500	375	—	26,875	3.35

Total investment securities held-to-maturity	$129,910	$8,050	$1,001	$136,959	3.87%

	At December 31, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
Within 1 year	$25,873	$—	$1	$25,872	0.11%

Total U.S. Treasury securities	25,873	—	1	25,872	0.11

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,150	6	—	2,156	5.33
After 1 to 5 years	15,529	333	—	15,862	4.10
After 5 to 10 years	17,594	115	268	17,441	5.96
After 10 years	56,702	—	1,649	55,053	4.25

Total obligations of Puerto Rico, States and political subdivisions	91,975	454	1,917	90,512	4.58

Collateralized mortgage obligations - private label
After 10 years	176	—	10	166	5.45

Total collateralized mortgage obligations - private label	176	—	10	166	5.45

Other
Within 1 year	4,080	—	—	4,080	1.15
After 1 to 5 years	250	—	7	243	1.20

Total other	4,330	—	7	4,323	1.15

Total investment securities held-to-maturity	$122,354	$454	$1,935	$120,873	3.51%

	At June 30, 2010
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized		Average
(In thousands)	Cost	Gains	Losses	Fair Value	Yield
U.S. Treasury securities
Within 1 year	$25,797	$4	$—	$25,801	0.22%

Total U.S. Treasury securities	25,797	4	—	25,801	0.22

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,110	13	—	7,123	2.12
After 1 to 5 years	109,820	509	—	110,329	5.52
After 5 to 10 years	17,808	289	75	18,022	5.94
After 10 years	46,050	63	1,000	45,113	3.88

Total obligations of Puerto Rico, States and political subdivisions	180,788	874	1,075	180,587	5.01

Collateralized mortgage obligations - private label
After 10 years	209	—	12	197	5.45

Total collateralized mortgage obligations - private label	209	—	12	197	5.45

Other
Within 1 year	1,372	—	—	1,372	1.91
After 1 to 5 years	1,250	—	—	1,250	0.84

Total other	2,622	—	—	2,622	1.40

Total investment securities held-to-maturity	$209,416	$878	$1,087	$209,207	4.38%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, December 31, 2010 and June 30, 2010:

	At June 30, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of Puerto Rico, States and political subdivisions	$15,820	$270	$31,108	$722	$46,928	$992
Collateralized mortgage obligations - private label	—	—	157	9	157	9

Total investment securities held-to-maturity in an unrealized loss position	$15,820	$270	$31,265	$731	$47,085	$1,001

	At December 31, 2010

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$25,872	$1	$—	$—	$25,872	$1
Obligations of Puerto Rico, States and political subdivisions	51,995	1,915	773	2	52,768	1,917
Collateralized mortgage obligations- private label	—	—	166	10	166	10
Other	243	7	—	—	243	7

Total investment securities held-to-maturity in an unrealized loss position	$78,110	$1,923	$939	$12	$79,049	$1,935

	At June 30, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$45,460	$1,075	$45,460	$1,075
Collateralized mortgage obligations - private label	—	—	197	12	197	12

Total investment securities held-to-maturity in an unrealized loss position	$—	$—	$45,657	$1,087	$45,657	$1,087

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for other-than-temporary (“OTTI”) declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2011 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at June 30, 2011 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at June 30, 2011. At June 30, 2011, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 9 – Loans

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

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income at June 30, 2011 and December 31, 2010.

(In thousands)	Non-covered loans at June 30, 2011	Covered loans at June 30, 2011	Total loans HIP at June 30, 2011
Commercial real estate	$6,840,778	$2,337,389	$9,178,167
Commercial and industrial	3,895,555	258,376	4,153,931
Construction	393,759	645,160	1,038,919
Mortgage	5,347,512	1,238,228	6,585,740
Lease financing	586,056	—	586,056
Consumer:
Credit cards	1,114,147	—	1,114,147
Home equity lines of credit	595,027	—	595,027
Personal	1,137,983	—	1,137,983
Auto	507,839	—	507,839
Other	239,038	137,422	376,460

Total loans held-in-portfolio[a]	$20,657,694	$4,616,575	$25,274,269

[a]	Loans held-in-portfolio at June 30, 2011 are net of $ 104 million in unearned income and exclude $ 509 million in loans held-for-sale.

(In thousands)	Non-covered loans at December 31, 2010	Covered loans at December 31, 2010	Total loans HIP at December 31, 2010
Commercial real estate	$7,006,676	$2,463,549	$9,470,225
Commercial and industrial	4,386,809	303,632	4,690,441
Construction	500,851	640,492	1,141,343
Mortgage	4,524,722	1,259,459	5,784,181
Lease financing	602,993	—	602,993
Consumer:
Credit cards	1,132,308	—	1,132,308
Home equity lines of credit	568,353	—	568,353
Personal	1,236,067	—	1,236,067
Auto	503,757	—	503,757
Other	265,499	169,750	435,249

Total loans held-in-portfolio[a]	$20,728,035	$4,836,882	$25,564,917

[a]	Loans held-in-portfolio at December 31, 2010 are net of $106 million in unearned income and exclude $894 million in loans held-for-sale.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2011 and December 31, 2010 by main categories.

(In thousands)	June 30, 2011	December 31, 2010
Commercial	$57,998	$60,528
Construction	340,687	412,744
Mortgage	110,361	420,666

Total	$509,046	$893,938

Non-covered loans

The following tables present non-covered loans held-in-portfolio that are in non-performing status and accruing loans past due 90 days or more by loan class at June 30, 2011 and December 31, 2010. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At June 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial real estate	$411,478	$—	$175,711	$—	$587,189	$—
Commercial and industrial	145,943	—	51,455	—	197,398	—
Construction	58,691	—	139,544	—	198,235	—
Mortgage	583,231	286,588	32,531	—	615,762	286,588
Leasing	4,206	—	251	—	4,457	—
Consumer:
Credit cards	—	25,041	—	—	—	25,041
Home equity lines of credit	123	—	13,428	—	13,551	—
Personal	20,573	—	1,155	—	21,728	—
Auto	5,086	—	70	—	5,156	—
Other	8,369	636	620	—	8,989	636

Total[a]	$1,237,700	$312,265	$414,765	$—	$1,652,465	$312,265

[a]	For purposes of this table non-performing loans exclude $400 million in non-performing loans held-for-sale.

At December 31, 2010
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial real estate	$370,677	$—	$182,456	$—	$553,133	$—
Commercial and industrial	114,792	—	57,102	—	171,894	—
Construction	64,678	—	173,876	—	238,554	—
Mortgage	518,446	292,387	23,587	—	542,033	292,387
Leasing	5,674	—	263	—	5,937	—
Consumer:
Credit cards	—	33,514	—	—	—	33,514
Home equity lines of credit	—	—	17,562	—	17,562	—
Personal	22,816	—	5,369	—	28,185	—
Auto	7,528	—	135	—	7,663	—
Other	6,892	1,442	—	—	6,892	1,442

Total[a]	$1,111,503	$327,343	$460,350	$—	$1,571,853	$327,343

[a]	For purposes of this table non-performing loans exclude $672 million in non-performing loans held-for-sale.

At June 30, 2011 non-covered loans held-in-portfolio on which the accrual of interest income had been discontinued amounted to $1.7 billion (December 31, 2010—$1.6 billion). Non-accruing loans at June 30, 2011 include $49 million in consumer loans (December 31, 2010—$60 million).

The following tables present loans by past due status at June 30, 2011 and December 31, 2010 for non-covered loans held-in-portfolio (net of unearned income).

June 30, 2011
Puerto Rico
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Puerto Rico
Commercial real estate	$66,458	$37,660	$411,478	$515,596	$3,083,574	$3,599,170
Commercial and industrial	75,963	15,262	145,943	237,168	2,566,603	2,803,771
Construction	7,725	2,587	58,691	69,003	93,038	162,041
Mortgage	198,933	99,302	869,819	1,168,054	3,332,884	4,500,938
Leasing	10,974	1,976	4,206	17,156	547,133	564,289
Consumer:
Credit cards	15,358	10,961	25,041	51,360	1,048,926	1,100,286
Home equity lines of credit	283	196	123	602	21,959	22,561
Personal	18,796	10,926	20,573	50,295	932,661	982,956
Auto	20,667	5,901	5,086	31,654	471,885	503,539
Other	3,831	1,160	9,005	13,996	223,090	237,086

Total	$418,988	$185,931	$1,549,965	$2,154,884	$12,321,753	$14,476,637

June 30, 2011
U.S. Mainland
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio U.S. Mainland
Commercial real estate	$21,736	$17,377	$175,711	$214,824	$3,026,784	$3,241,608
Commercial and industrial	5,693	16,137	51,455	73,285	1,018,499	1,091,784
Construction	3,099	—	139,544	142,643	89,075	231,718
Mortgage	23,756	13,395	32,531	69,682	776,892	846,574
Leasing	503	77	251	831	20,936	21,767
Consumer:
Credit cards	292	233	—	525	13,336	13,861
Home equity lines of credit	6,358	5,915	13,428	25,701	546,765	572,466
Personal	341	1,641	1,155	3,137	151,890	155,027
Auto	153	42	70	265	4,035	4,300
Other	79	34	620	733	1,219	1,952

Total	$62,010	$54,851	$414,765	$531,626	$5,649,431	$6,181,057

June 30, 2011
Popular, Inc.
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Popular, Inc.
Commercial real estate	$88,194	$55,037	$587,189	$730,420	$6,110,358	$6,840,778
Commercial and industrial	81,656	31,399	197,398	310,453	3,585,102	3,895,555
Construction	10,824	2,587	198,235	211,646	182,113	393,759
Mortgage	222,689	112,697	902,350	1,237,736	4,109,776	5,347,512
Leasing	11,477	2,053	4,457	17,987	568,069	586,056
Consumer:
Credit cards	15,650	11,194	25,041	51,885	1,062,262	1,114,147
Home equity lines of credit	6,641	6,111	13,551	26,303	568,724	595,027
Personal	19,137	12,567	21,728	53,432	1,084,551	1,137,983
Auto	20,820	5,943	5,156	31,919	475,920	507,839
Other	3,910	1,194	9,625	14,729	224,309	239,038

Total	$480,998	$240,782	$1,964,730	$2,686,510	$17,971,184	$20,657,694

December 31, 2010
Puerto Rico
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Puerto Rico
Commercial real estate	$47,064	$25,547	$370,677	$443,288	$3,412,310	$3,855,598
Commercial and industrial	34,703	23,695	114,792	173,190	2,688,228	2,861,418
Construction	6,356	3,000	64,678	74,034	94,322	168,356
Mortgage	188,468	83,789	810,833	1,083,090	2,566,610	3,649,700
Leasing	10,737	2,274	5,674	18,685	554,102	572,787
Consumer:
Credit cards	16,073	12,758	33,514	62,345	1,054,081	1,116,426
Personal	21,004	11,830	22,816	55,650	965,610	1,021,260
Auto	22,076	5,301	7,528	34,905	459,745	494,650
Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$350,280	$169,512	$1,438,846	$1,958,638	$12,047,056	$14,005,694

December 31, 2010
U.S. Mainland
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio U.S. Mainland
Commercial real estate	$68,903	$10,322	$182,456	$261,681	$2,889,397	$3,151,078
Commercial and industrial	30,372	15,079	57,102	102,553	1,422,838	1,525,391
Construction	30,105	292	173,876	204,273	128,222	332,495
Mortgage	38,550	12,751	23,587	74,888	800,134	875,022
Leasing	1,008	224	263	1,495	28,711	30,206
Consumer:
Credit cards	343	357	—	700	15,182	15,882
Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353
Personal	5,559	2,689	5,369	13,617	201,190	214,807
Auto	375	98	135	608	8,499	9,107

Total	$181,331	$48,685	$460,350	$690,366	$6,031,975	$6,722,341

December 31, 2010
Popular, Inc.
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Popular, Inc.
Commercial real estate	$115,967	$35,869	$553,133	$704,969	$6,301,707	$7,006,676
Commercial and industrial	65,075	38,774	171,894	275,743	4,111,066	4,386,809
Construction	36,461	3,292	238,554	278,307	222,544	500,851
Mortgage	227,018	96,540	834,420	1,157,978	3,366,744	4,524,722
Leasing	11,745	2,498	5,937	20,180	582,813	602,993
Consumer:
Credit cards	16,416	13,115	33,514	63,045	1,069,263	1,132,308
Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353
Personal	26,563	14,519	28,185	69,267	1,166,800	1,236,067
Auto	22,451	5,399	7,663	35,513	468,244	503,757
Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$531,611	$218,197	$1,899,196	$2,649,004	$18,079,031	$20,728,035

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

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(In thousands)	Non- accrual loans	Accruing loans past due 90 days or more	Non- accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$7,374	$562	$14,172	$—
Commercial and industrial	5,476	263	10,635	60
Construction	739	4,154	1,168	—
Mortgage	563	6,783	—	8,648
Consumer	827	3,268	—	2,308

Total[a]	$14,979	$15,030	$25,975	$11,016

[a]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at June 30, 2011 and December 31, 2010 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2011
Covered Loans
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Covered loans held-in- portfolio
Commercial real estate	$48,627	$33,921	$471,955	$554,503	$1,782,886	$2,337,389
Commercial and industrial	7,529	6,719	23,928	38,176	220,200	258,376
Construction	14,068	12,180	459,613	485,861	159,299	645,160
Mortgage	63,582	31,156	204,098	298,836	939,392	1,238,228
Consumer	7,942	3,793	17,302	29,037	108,385	137,422

Total covered loans	$141,748	$87,769	$1,176,896	$1,406,413	$3,210,162	$4,616,575

December 31, 2010
Covered Loans
	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Covered loans held-in- portfolio
Commercial real estate	$108,244	$89,403	$434,956	$632,603	$1,830,946	$2,463,549
Commercial and industrial	12,091	5,491	32,585	50,167	253,465	303,632
Construction	23,445	11,906	351,386	386,737	253,755	640,492
Mortgage	80,978	34,897	119,745	235,620	1,023,839	1,259,459
Consumer	8,917	4,483	14,612	28,012	141,738	169,750

Total covered loans	$233,675	$146,180	$953,284	$1,333,139	$3,503,743	$4,836,882

Acquired loans in an FDIC-assisted transaction

The following table presents loans acquired as part of the Westernbank FDIC-assisted transaction accounted for pursuant to ASC Subtopic 310-30 at the April 30, 2010 acquisition date. The information presented includes loans determined to be impaired at the time of acquisition (“credit impaired loans”), and loans that were considered to be performing at the acquisition date and are accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”). Refer to Note 1 to the consolidated financial statements and the Critical Accounting Policies / Estimated section of the 2010 Annual Report for a description of the Corporation’s significant accounting policies related to acquired loans and criteria considered by management to apply ASC 310-30 by analogy to non-credit impaired loans.

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

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments. The unpaid principal balance of the acquired loans from the Westernbank FDIC-assisted transaction that are accounted under ASC Subtopic 310-30 amounted to $8.1 billion at the April 30, 2010 transaction date.

The carrying amount of the loans acquired as part of the Westernbank FDIC-assisted transaction at June 30, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following tables.

	June 30, 2011			December 31, 2010
	Carrying amount			Carrying amount
(In thousands)	Non-credit Impaired Loans	Credit Impaired Loans	Total	Non-credit Impaired Loans	Credit Impaired Loans	Total
Commercial real estate	$1,973,389	$223,946	$2,197,335	$2,133,600	$247,654	$2,381,254
Commercial and industrial	86,444	3,860	90,304	117,869	8,257	126,126
Construction	320,443	313,339	633,782	341,866	292,341	634,207
Mortgage	1,132,690	88,051	1,220,741	1,156,879	87,062	1,243,941
Consumer	113,669	9,234	122,903	144,165	10,235	154,400

Carrying amount	3,626,635	638,430	4,265,065	3,894,379	645,549	4,539,928
Less: Allowance for loan losses	38,633	9,624	48,257	—	—	—

Carrying amount, net of allowance	$3,588,002	$628,806	$4,216,808	$3,894,379	$645,549	$4,539,928

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $6.8 billion at June 30, 2011 (December 31, 2010 - $7.7 billion). At June 30, 2011, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction at and for the year ended December 31, 2010 and at and for the six months ended June 30, 2011, and which are accounted pursuant to the ASC Subtopic 310-30, were as follows:

	Non-credit Impaired loans		Credit impaired loans		Total
(In thousands)	Accretable yield	Carrying amount of loans	Accretable yield	Carrying amount of loans	Accretable yield	Carrying amount of loans
Balance at January 1, 2010	$—	$—	$—	$—	$—	$—
Additions[1]	1,487,634	4,212,857	50,425	696,790	1,538,059	4,909,647
Accretion	(179,707)	179,707	(27,244)	27,244	(206,951)	206,951
Collections	—	(498,185)	—	(78,485)	—	(576,670)

Balance at December 31, 2010	$1,307,927	$3,894,379	$23,181	$645,549	$1,331,108	$4,539,928
Accretion	(136,875)	136,875	(36,242)	36,242	(173,117)	173,117
Decrease in cash flow estimates	—	(38,633)	—	(14,049)	—	(52,682)
Reclassifications from nonaccretable balance	375,181		83,747		458,928
Collections	—	(404,619)	—	(38,936)	—	(443,555)

Balance at June 30, 2011, net of allowance for loan losses	$1,546,233	$3,588,002	$70,686	$628,806	$1,616,919	$4,216,808

[1]	Amount presented in the “Carrying amount of loans” column represents the estimated fair value of the loans at the date of acquisition.

During the quarter and six months ended June 30, 2011, the Corporation recorded an allowance for loan losses related to the acquired covered loans that are accounted for under ASC Subtopic 310-30 as certain pools reflected lower expected cash flows. The following table provides the activity in the allowance for loan losses related to these acquired loans for the quarter and six months ended June 30, 2011.

	ASC 310-30 loans
(In thousands)	For the quarter ended June 30, 2011	For the six months ended June 30, 2011
Balance at beginning of period	$5,297	$—
Provision for loan losses	43,555	52,682
Charge-offs	595	4,425

Balance at end of period	$48,257	$48,257

There was no need to record an allowance for loan losses related to the covered loans at December 31, 2010 and June 30, 2010.

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

Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.4 billion at June 30, 2011 (December 31, 2010 and June 30, 2010 - $0.3 billion).

Note 10 – Allowance for loan losses

The following tables present the changes in the allowance for loan losses for the quarters and six months ended June 30, 2011 and 2010.

	For the quarters ended
	June 30, 2011			June 30, 2010
(In thousands)	Non-covered loans	Covered loans	Total	Total
Balance at beginning of period	$727,346	$9,159	$736,505	$1,277,036
Provision for loan losses	95,712	48,605	144,317	202,258
Recoveries	37,874	—	37,874	31,839
Charge-offs	(171,254)	(595)	(171,849)	(234,117)

Balance at end of period	$689,678	$57,169	$746,847	$1,277,016

	For the six months ended
	June 30, 2011			June 30, 2010
(In thousands)	Non-covered loans	Covered loans	Total	Total
Balance at beginning of period	$793,225	$—	$793,225	$1,261,204
Provision for loan losses	155,474	64,162	219,636	442,458
Recoveries	63,129	—	63,129	51,312
Charge-offs	(335,957)	(6,993)	(342,950)	(477,958)
Recoveries related to loans transferred to loans held-for-sale	13,807	—	13,807	—

Balance at end of period	$689,678	$57,169	$746,847	$1,277,016

The Corporation’s allowance for loan losses at June 30, 2011 includes $57 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $48 million at quarter end, as nine pools reflected a higher than expected credit deterioration; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $9 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share asset for the expected reimbursement from the FDIC under the loss sharing agreements.

The following tables present the changes in the allowance for loan losses and the loan balance by portfolio segments for the quarter and six months ended June 30, 2011.

For the quarter ended June 30, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$221,149	$18,372	$55,926	$6,608	$130,415	$432,470
Charge-offs	(57,290)	(283)	(7,166)	(1,510)	(34,475)	(100,724)
Recoveries	7,104	6,227	15	878	6,780	21,004
Provision	103,999	(7,952)	6,400	(931)	17,806	119,322

Ending balance	$274,962	$16,364	$55,175	$5,045	$120,526	$472,072

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$7,704	$116	$8,226	$—	$—	$16,046

Ending balance: non-covered loans collectively evaluated for impairment	$219,429	$6,957	$46,914	$5,045	$120,512	$398,857

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$1,000	$—	$—	$—	$—	$1,000

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$46,829	$9,291	$35	$—	$14	$56,169

Loans held-in-portfolio:
Ending balance - Total	$8,998,706	$807,201	$5,739,166	$564,289	$2,983,850	$19,093,212

Ending balance: non-covered loans individually evaluated for impairment	$346,893	$65,885	$195,650	$—	$—	$608,428

Ending balance: non-covered loans collectively evaluated for impairment	$6,056,048	$96,156	$4,305,288	$564,289	$2,846,428	$13,868,209

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$3,626	$—	$—	$—	$—	$3,626

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$2,592,139	$645,160	$1,238,228	$—	$137,422	$4,612,949

For the quarter ended June 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$188,626	$27,766	$24,243	$3,735	$59,665	$304,035
Charge-offs	(43,755)	(6,822)	(4,996)	(291)	(15,261)	(71,125)
Recoveries	11,750	2,234	966	166	1,754	16,870
Provision	28,011	(10,466)	2,619	(2,885)	7,716	24,995

Ending balance	$184,632	$12,712	$22,832	$725	$53,874	$274,775

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$51	$270	$3,439	$—	$—	$3,760

Ending balance: non-covered loans collectively evaluated for impairment	$184,581	$12,442	$19,393	$725	$53,874	$271,015

Loans held-in-portfolio:
Ending balance - Total	$4,333,392	$231,718	$846,574	$21,767	$747,606	$6,181,057

Ending balance: non-covered loans individually evaluated for impairment	$139,114	$134,034	$10,103	$—	$—	$283,251

Ending balance: non-covered loans collectively evaluated for impairment	$4,194,278	$97,684	$836,471	$21,767	$747,606	$5,897,806

For the quarter ended June 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$409,775	$46,138	$80,169	$10,343	$190,080	$736,505
Charge-offs	(101,045)	(7,105)	(12,162)	(1,801)	(49,736)	(171,849)
Recoveries	18,854	8,461	981	1,044	8,534	37,874
Provision	132,010	(18,418)	9,019	(3,816)	25,522	144,317

Ending balance	$459,594	$29,076	$78,007	$5,770	$174,400	$746,847

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$7,755	$386	$11,665	$—	$—	$19,806

Ending balance: non-covered loans collectively evaluated for impairment	$404,010	$19,399	$66,307	$5,770	$174,386	$669,872

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$1,000	$—	$—	$—	$—	$1,000

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$46,829	$9,291	$35	$—	$14	$56,169

Loans held-in-portfolio:
Ending balance - Total	$13,332,098	$1,038,919	$6,585,740	$586,056	$3,731,456	$25,274,269

Ending balance: non-covered loans individually evaluated for impairment	$486,007	$199,919	$205,753	$—	$—	$891,679

Ending balance: non-covered loans collectively evaluated for impairment	$10,250,326	$193,840	$5,141,759	$586,056	$3,594,034	$19,766,015

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$3,626	$—	$—	$—	$—	$3,626

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$2,592,139	$645,160	$1,238,228	$—	$137,422	$4,612,949

For the six months ended June 30, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$256,643	$16,074	$42,029	$7,154	$133,531	$455,431
Charge-offs	(105,029)	(14,382)	(15,370)	(3,456)	(70,298)	(208,535)
Recoveries	14,608	7,960	542	1,645	13,843	38,598
Provision	108,740	6,712	27,974	(298)	43,450	186,578

Ending balance	$274,962	$16,364	$55,175	$5,045	$120,526	$472,072

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$7,704	$116	$8,226	$—	$—	$16,046

Ending balance: non-covered loans collectively evaluated for impairment	$219,429	$6,957	$46,914	$5,045	$120,512	$398,857

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$1,000	$—	$—	$—	$—	$1,000

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$46,829	$9,291	$35	$—	$14	$56,169

Loans held-in-portfolio:
Ending balance - Total	$8,998,706	$807,201	$5,739,166	$564,289	$2,983,850	$19,093,212

Ending balance: non-covered loans individually evaluated for impairment	$346,893	$65,885	$195,650	$—	$—	$608,428

Ending balance: non-covered loans collectively evaluated for impairment	$6,056,048	$96,156	$4,305,288	$564,289	$2,846,428	$13,868,209

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$3,626	$—	$—	$—	$—	$3,626

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$2,592,139	$645,160	$1,238,228	$—	$137,422	$4,612,949

For the six months ended June 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$205,748	$31,650	$28,839	$5,999	$65,558	$337,794
Charge-offs	(82,012)	(12,255)	(6,354)	(619)	(33,175)	(134,415)
Recoveries	16,709	2,520	1,754	442	3,106	24,531
Recoveries related to loans transferred to LHFS	—	—	13,807	—	—	13,807
Provision	44,187	(9,203)	(15,214)	(5,097)	18,385	33,058

Ending balance	$184,632	$12,712	$22,832	$725	$53,874	$274,775

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$51	$270	$3,439	$—	$—	$3,760

Ending balance: non-covered loans collectively evaluated for impairment	$184,581	$12,442	$19,393	$725	$53,874	$271,015

Loans held-in-portfolio:
Ending balance - Total	$4,333,392	$231,718	$846,574	$21,767	$747,606	$6,181,057

Ending balance: non-covered loans individually evaluated for impairment	$139,114	$134,034	$10,103	$—	$—	$283,251

Ending balance: non-covered loans collectively evaluated for impairment	$4,194,278	$97,684	$836,471	$21,767	$747,606	$5,897,806

For the six months ended June 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$462,391	$47,724	$70,868	$13,153	$199,089	$793,225
Charge-offs	(187,041)	(26,637)	(21,724)	(4,075)	(103,473)	(342,950)
Recoveries	31,317	10,480	2,296	2,087	16,949	63,129
Recoveries related to loans transferred to LHFS	—	—	13,807	—	—	13,807
Provision	152,927	(2,491)	12,760	(5,395)	61,835	219,636

Ending balance	$459,594	$29,076	$78,007	$5,770	$174,400	$746,847

Allowance for credit losses:
Ending balance: non-covered loans individually evaluated for impairment	$7,755	$386	$11,665	$—	$—	$19,806

Ending balance: non-covered loans collectively evaluated for impairment	$404,010	$19,399	$66,307	$5,770	$174,386	$669,872

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$1,000	$—	$—	$—	$—	$1,000

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$46,829	$9,291	$35	$—	$14	$56,169

Loans held-in-portfolio:
Ending balance - Total	$13,332,098	$1,038,919	$6,585,740	$586,056	$3,731,456	$25,274,269

Ending balance: non-covered loans individually evaluated for impairment	$486,007	$199,919	$205,753	$—	$—	$891,679

Ending balance: non-covered loans collectively evaluated for impairment	$10,250,326	$193,840	$5,141,759	$586,056	$3,594,034	$19,766,015

Ending balance: covered loans individually evaluated for impairment accounted for under ASC 310-20	$3,626	$—	$—	$—	$—	$3,626

Ending balance: covered loans collectively evaluated for impairment accounted for under ASC 310-30 and ASC 310-20	$2,592,139	$645,160	$1,238,228	$—	$137,422	$4,612,949

Impaired loans

Disclosures related to loans that were considered impaired based on ASC Section 310-10-35 are included in the table below.

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Impaired loans with related allowance	$226,681	$154,349	$1,349,536
Impaired loans that do not require an allowance	668,624	644,150	389,536

Total impaired loans	$895,305	$798,499	$1,739,072

Allowance for impaired loans	$20,806	$13,770	$383,439

Average balance of impaired loans during the quarter	$860,127		$1,747,025

Interest income recognized on impaired loans during the quarter	$3,708		$4,769

Average balance of impaired loans during the six months ended June 30,	$839,584		$1,236,004

Interest income recognized on impaired loans during the six months ended June 30,	$7,056		$9,232

The following tables present commercial, construction, mortgage and covered loans individually evaluated for impairment at June 30, 2011 and December 31, 2010.

June 30, 2011
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$9,568	$11,509	$2,039	$247,711	$299,397	$257,279	$310,906	$2,039
Commercial and industrial	9,888	9,888	5,665	79,726	101,109	89,614	110,997	5,665
Construction	1,777	2,120	116	64,108	117,016	65,885	119,136	116
Mortgage	190,906	193,062	8,226	4,744	4,744	195,650	197,806	8,226
Covered Loans	—	1,000	1,000	3,626	3,642	3,626	4,642	1,000

Total Puerto Rico	$212,139	$217,579	$17,046	$399,915	$525,908	$612,054	$743,487	$17,046

June 30, 2011
U.S. Mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$—	$—	$—	$115,539	$145,998	$115,539	$145,998	$—
Commercial and industrial	1,319	1,319	51	22,256	31,648	23,575	32,967	51
Construction	3,120	4,340	270	130,914	185,244	134,034	189,584	270
Mortgage	10,103	10,103	3,439	—	—	10,103	10,103	3,439

Total U.S. Mainland	$14,542	$15,762	$3,760	$268,709	$362,890	$283,251	$378,652	$3,760

June 30, 2011
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$9,568	$11,509	$2,039	$363,250	$445,395	$372,818	$456,904	$2,039
Commercial and industrial	11,207	11,207	5,716	101,982	132,757	113,189	143,964	5,716
Construction	4,897	6,460	386	195,022	302,260	199,919	308,720	386
Mortgage	201,009	203,165	11,665	4,744	4,744	205,753	207,909	11,665
Covered Loans	—	1,000	1,000	3,626	3,642	3,626	4,642	1,000

Total Popular, Inc.	$226,681	$233,341	$20,806	$668,624	$888,798	$895,305	$1,122,139	$20,806

December 31, 2010
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$11,403	$13,613	$3,590	$208,891	$256,858	$220,294	$270,471	$3,590
Commercial and industrial	23,699	28,307	4,960	66,589	79,917	90,288	108,224	4,960
Construction	4,514	10,515	216	61,184	99,016	65,698	109,531	216
Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Puerto Rico	$154,349	$168,030	$13,770	$343,140	$442,267	$497,489	$610,297	$13,770

December 31, 2010
U.S. Mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$—	$—	$—	$101,856	$152,876	$101,856	$152,876	$—
Commercial and industrial	—	—	—	33,530	44,443	33,530	44,443	—
Construction	—	—	—	165,624	248,955	165,624	248,955	—

Total U.S. Mainland	$—	$—	$—	$301,010	$446,274	$301,010	$446,274	$—

There were no mortgage loans individually evaluated for impairment in the U.S. Mainland portfolio at December 31, 2010.

December 31, 2010
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Commercial real estate	$11,403	$13,613	$3,590	$310,747	$409,734	$322,150	$423,347	$3,590
Commercial and industrial	23,699	28,307	4,960	100,119	124,360	123,818	152,667	4,960
Construction	4,514	10,515	216	226,808	347,971	231,322	358,486	216
Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Popular, Inc.	$154,349	$168,030	$13,770	$644,150	$888,541	$798,499	$1,056,571	$13,770

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2011.

For the quarter ended June 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$244,152	$625	$102,012	$354	$346,164	$979
Commercial and industrial	91,832	326	35,022	180	126,854	506
Construction	61,246	—	147,660	—	208,906	—
Mortgage	168,735	2,092	7,655	131	176,390	2,223
Covered Loans	1,813	—	—	—	1,813	—

Total Popular, Inc.	$567,778	$3,043	$292,349	$665	$860,127	$3,708

For the six months ended June 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$236,199	$1,294	$101,960	$449	$338,159	$1,743
Commercial and industrial	91,317	578	34,525	397	125,842	975
Construction	62,730	49	153,648	152	216,378	201
Mortgage	152,893	4,006	5,103	131	157,996	4,137
Covered Loans	1,209	—	—	—	1,209	—

Total Popular, Inc.	$544,348	$5,927	$295,236	$1,129	$839,584	$7,056

Troubled debt restructurings related to non-covered loans portfolio amounted to $673 million at June 30, 2011 (December 31, 2010 - $561 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $486 thousand related to the construction loan portfolio and $1 million related to the commercial loan portfolio at June 30, 2011 (December 31, 2010 - $3 million and $1 million, respectively).

Credit Quality

The Corporation has defined a dual risk rating system to assign a rating to all credit exposures, particularly for the commercial and construction loan portfolios. Risk ratings in the aggregate provide the Corporation’s management the asset quality profile for the loan portfolio. The dual risk rating system provides for the assignment of ratings at the obligor level based on the financial condition of the borrower, and at the credit facility level based on the collateral supporting the transaction. The Corporation’s consumer and mortgage loans are not subject to the dual risk rating system. Consumer and mortgage loans are classified substandard or loss based on their delinquency status. All other consumer and mortgage loans that are not classified as substandard or loss would be considered “unrated”.

The Corporation’s obligor risk rating scales range from rating 1 (Excellent) to rating 14 (Loss). The obligor risk rating reflects the risk of payment default of a borrower in the ordinary course of business.

Pass Credit Classifications:

Pass (Scales 1 through 8) - Loans classified as pass have a well defined primary source of repayment very likely to be sufficient, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and capitalization better than industry standards.

Watch (Scale 9) - Loans classified as watch have acceptable business credit, but borrowers operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

Special Mention (Scale 10) - Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Adversely Classified Classifications:

Substandard (Scales 11 and 12) - Loans classified as substandard are deemed to be inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as such have well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful (Scale 13) - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss (Scale 14) - Uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.

Risk ratings scales 10 through 14 conform to regulatory ratings. The assignment of the obligor risk rating is based on relevant information about the ability of borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

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

The following table presents the outstanding balance, net of unearned, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2011 and December 31, 2010.

June 30, 2011
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial real estate	$376,010	$359,809	$630,376	$6,911	$—	$1,373,106	$2,226,064	$3,599,170
Commercial and industrial	368,955	211,961	366,149	2,655	1,438	951,158	1,852,613	2,803,771

Total Commercial	744,965	571,770	996,525	9,566	1,438	2,324,264	4,078,677	6,402,941
Construction	4,310	33,108	65,708	13,013	—	116,139	45,902	162,041
Mortgage	—	—	619,147	—	—	619,147	3,881,791	4,500,938
Leasing	—	—	19,323	—	5,832	25,155	539,134	564,289
Consumer	—	—	38,063	—	4,650	42,713	2,803,715	2,846,428

Total Puerto Rico	$749,275	$604,878	$1,738,766	$22,579	$11,920	$3,127,418	$11,349,219	$14,476,637

U.S. Mainland
Commercial real estate	$345,346	$83,835	$588,306	$—	$—	$1,017,487	$2,224,121	$3,241,608
Commercial and industrial	54,387	31,912	154,991	—	—	241,290	850,494	1,091,784

Total Commercial	399,733	115,747	743,297	—	—	1,258,777	3,074,615	4,333,392
Construction	13,893	26,188	184,742	—	—	224,823	6,895	231,718
Mortgage	—	—	32,584	—	—	32,584	813,990	846,574
Leasing	—	—	—	—	—	—	21,767	21,767
Consumer	—	—	6,525	—	22,383	28,908	718,698	747,606

Total U.S. Mainland	$413,626	$141,935	$967,148	$—	$22,383	$1,545,092	$4,635,965	$6,181,057

Popular, Inc.
Commercial real estate	$721,356	$443,644	$1,218,682	$6,911	$—	$2,390,593	$4,450,185	$6,840,778
Commercial and industrial	423,342	243,873	521,140	2,655	1,438	1,192,448	2,703,107	3,895,555

Total Commercial	1,144,698	687,517	1,739,822	9,566	1,438	3,583,041	7,153,292	10,736,333
Construction	18,203	59,296	250,450	13,013	—	340,962	52,797	393,759
Mortgage	—	—	651,731	—	—	651,731	4,695,781	5,347,512
Leasing	—	—	19,323	—	5,832	25,155	560,901	586,056
Consumer	—	—	44,588	—	27,033	71,621	3,522,413	3,594,034

Total Popular, Inc.	$1,162,901	$746,813	$2,705,914	$22,579	$34,303	$4,672,510	$15,985,184	$20,657,694

The following table presents the weighted average obligor risk rating for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial real estate	11.63	6.71
Commercial and industrial	11.34	6.61

Total Commercial	11.52	6.67

Construction	11.83	7.71

	Substandard	Pass
U.S. Mainland:
Commercial real estate	11.29	7.11
Commercial and industrial	11.26	6.95

Total Commercial	11.28	7.07

Construction	11.75	8.00

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.

December 31, 2010
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial real estate	$439,004	$346,985	$622,675	$6,302	$—	$1,414,966	$2,440,632	$3,855,598
Commercial and industrial	608,250	245,250	345,266	3,112	1,436	1,203,314	1,658,104	2,861,418

Total Commercial	1,047,254	592,235	967,941	9,414	1,436	2,618,280	4,098,736	6,717,016
Construction	38,921	12,941	67,271	15,939	—	135,072	33,284	168,356
Mortgage	—	—	550,933	—	—	550,933	3,098,767	3,649,700
Leasing	—	—	5,539	—	5,969	11,508	561,279	572,787
Consumer	—	—	47,907	—	4,227	52,134	2,845,701	2,897,835

Total Puerto Rico	$1,086,175	$605,176	$1,639,591	$25,353	$11,632	$3,367,927	$10,637,767	$14,005,694

U.S. Mainland
Commercial real estate	$302,347	$93,564	$650,118	$—	$—	$1,046,029	$2,105,049	$3,151,078
Commercial and industrial	62,552	81,224	250,843	—	—	394,619	1,130,772	1,525,391

Total Commercial	364,899	174,788	900,961	—	—	1,440,648	3,235,821	4,676,469
Construction	30,021	40,022	257,651	—	—	327,694	4,801	332,495
Mortgage	—	—	23,587	—	—	23,587	851,435	875,022
Leasing	—	—	—	—	—	—	30,206	30,206
Consumer	—	—	14,240	—	8,825	23,065	785,084	808,149

Total U.S. Mainland	$394,920	$214,810	$1,196,439	$—	$8,825	$1,814,994	$4,907,347	$6,722,341

Popular, Inc.
Commercial real estate	$741,351	$440,549	$1,272,793	$6,302	$—	$2,460,995	$4,545,681	$7,006,676
Commercial and industrial	670,802	326,474	596,109	3,112	1,436	1,597,933	2,788,876	4,386,809

Total Commercial	1,412,153	767,023	1,868,902	9,414	1,436	4,058,928	7,334,557	11,393,485
Construction	68,942	52,963	324,922	15,939	—	462,766	38,085	500,851
Mortgage	—	—	574,520	—	—	574,520	3,950,202	4,524,722
Leasing	—	—	5,539	—	5,969	11,508	591,485	602,993
Consumer	—	—	62,147	—	13,052	75,199	3,630,785	3,705,984

Total Popular, Inc.	$1,481,095	$819,986	$2,836,030	$25,353	$20,457	$5,182,921	$15,545,114	$20,728,035

The following table presents the weighted average obligor risk rating for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial real estate	11.64	6.68
Commercial and industrial	11.24	6.76

Total Commercial	11.49	6.71

Construction	11.77	7.49

	Substandard	Pass
United States:
Commercial real estate	11.29	7.11
Commercial and industrial	11.17	6.98

Total Commercial	11.25	7.07

Construction	11.66	8.00

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.

Note 11 – FDIC loss share asset

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

In addition, as disclosed in the 2010 Annual Report, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated true-up payment is recorded as a reduction of the FDIC loss share asset. As of June 30, 2011, the carrying amount (discounted value) of the true-up provision was estimated at approximately $95 million (December 31, 2010 - $92 million; June 30, 2010 - $89 million).

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

(In thousands)	2011	2010
Balance at beginning of year	$2,318,183	$—
FDIC loss share indemnification asset recorded at business combination	—	2,337,748
Accretion of loss share indemnification asset, net	31,389	17,665
Credit impairment losses to be covered under loss sharing agreements	51,329	—
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(30,003)	(32,702)
Credit impairment losses reclassified to claims receivables, net of recoveries	(579,294)	—
Other net benefits attributable to FDIC loss sharing agreements	13,156	7,695
Claims receivables filed with FDIC and outstanding [1]	545,416	—

Balance at June 30	$2,350,176	$2,330,406

[1]	Represent claims filed with the FDIC for losses on covered assets and reimbursable expenses. The Corporation received payment from the FDIC amounting to $545 million in July 2011.

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow to receive reimbursement on losses from the FDIC. Under the loss share agreements, BPPR must:

•

manage and administer the covered assets and collect and effect charge-offs and recoveries with respect to such covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by BPPR in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or FHLMC, as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;

•	exercise its best judgment in managing, administering and collecting amounts on covered assets and effecting charge-offs with respect to the covered assets;

•

use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss assets and best efforts to maximize collections with respect to commercial shared-loss assets;

•	retain sufficient staff to perform the duties under the loss share agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC with or another federal agency for any single-family shared loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets; and

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

Under the loss share agreements, BPPR is also required to maintain books and records sufficient to ensure and document compliance with the terms of the loss share agreements.

Note 12 – Transfers of financial assets and mortgage servicing assets

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

During the quarter ended June 30, 2011, the Corporation obtained as proceeds $270 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $265 million in mortgage-backed securities and $5 million in servicing rights. During the six months ended June 30, 2011, the Corporation obtained as proceeds $ 605 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $ 594 million in mortgage-backed securities and $ 11 million in servicing rights. During the quarter ended June 30, 2010, the Corporation obtained as proceeds $ 210 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $ 206 million in mortgage-backed securities and $ 4 million in servicing rights. During the six months ended June 30, 2010, the Corporation obtained as proceeds $ 419 million of assets as result of securitization transactions with FNMA and GNMA, consisting of $ 411 million in mortgage-backed securities and $ 8 million in servicing rights. No liabilities were incurred as a result of these transfers during the quarters and six months ended June 30, 2011 and 2010 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain $4.1 million and $5.0 million, respectively, during the quarters ended June 30, 2011 and 2010 related to these residential mortgage loans securitized. The Corporation recorded a net gain $10.4 million and $10.3 million, respectively, during the six months ended June 30, 2011 and 2010 related to these residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2011 and 2010:

	Proceeds Obtained During the Quarter Ended June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	—	$217,296	—	$217,296
Mortgage-backed securities - FNMA	—	48,229	—	48,229

Total trading account securities	—	$265,525	—	$265,525

Mortgage servicing rights	—	—	$4,890	$4,890

Total	—	$265,525	$4,890	$270,415

	Proceeds Obtained During the Six Months Ended June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	—	$472,870	—	$472,870
Mortgage-backed securities - FNMA	—	121,247	—	121,247

Total trading account securities	—	$594,117	—	$594,117

Mortgage servicing rights	—	—	$10,839	$10,839

Total	—	$594,117	$10,839	$604,956

	Proceeds Obtained During the Quarter Ended June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	—	$165,675	$2,518	$168,193
Mortgage-backed securities - FNMA	—	37,814	—	37,814

Total trading account securities	—	$203,489	$2,518	$206,007

Mortgage servicing rights	—	—	$3,794	$3,794

Total	—	$203,489	$6,312	$209,801

	Proceeds Obtained During the Six Months Ended June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Investments securities available for sale:
Mortgage-backed securities - GNMA	—	—	$2,810	$2,810
Mortgage-backed securities - FNMA	—	—	—	—

Total investment securities available-for-sale	—	—	$2,810	$2,810

Trading account securities:
Mortgage-backed securities - GNMA	—	$327,600	$4,147	$331,747
Mortgage-backed securities - FNMA	—	76,506	—	76,506

Total trading account securities	—	$404,106	$4,147	$408,253

Mortgage servicing rights	—	—	$7,535	$7,535

Total	—	$404,106	$14,492	$418,598

During the six months ended June 30, 2011, the Corporation retained servicing rights on whole loan sales involving approximately $53 million in principal balance outstanding (June 30, 2010 - $41 million), with realized gains of approximately $1.1 million (June 30, 2010 - gains of $0.8 million). All loan sales performed during the six months ended June 30, 2011 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2011 and 2010.

Residential MSRs
(In thousands)	June 30, 2011	June 30, 2010
Fair value at beginning of period	$166,907	$169,747
Purchases	860	4,015
Servicing from securitizations or asset transfers	11,292	7,809
Changes due to payments on loans [1]	(8,397)	(7,932)
Changes in fair value due to changes in valuation model inputs or assumptions	(7,852)	(1,645)
Other disposals	(191)	—

Fair value at end of period	$162,619	$171,994

[1]	Represents the change in the market value of the MSR asset principally due to the impact of portfolio principal runoff during the period. It is computed as the sum of the monthly loan principal collections, curtailments, cancellations and repurchases multiplied by the MSR fair value percentage. A reduction in the loan portfolio balance causes a reduction in the contractual servicing fees for future periods.

Residential mortgage loans serviced for others were $17.4 billion at June 30, 2011 (December 31, 2010 - $18.4 billion; June 30, 2010 - $17.9 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2011 amounted to $12.4 million and $24.8 million, respectively (June 30, 2010 - $11.9 million and $23.8 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2011, those weighted average mortgage servicing fees were 0.26% (June 30, 2010 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended June 30, 2011 and the year ended December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Prepayment speed	4.9%	5.9%
Weighted average life	20.3 years	17.1 years
Discount rate (annual rate)	11.5%	11.4%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions at June 30, 2011 and December 31, 2010 were as follows:

Originated MSRs

(In thousands)	June 30, 2011	December 31, 2010
Fair value of retained interests	$102,427	$101,675
Weighted average life	11.7 years	12.5 years
Weighted average prepayment speed (annual rate)	8.6%	8.0%
Impact on fair value of 10% adverse change	$(3,671)	$(3,413)
Impact on fair value of 20% adverse change	$(7,113)	$(6,651)
Weighted average discount rate (annual rate)	12.6%	12.8%
Impact on fair value of 10% adverse change	$(4,541)	$(4,479)
Impact on fair value of 20% adverse change	$(8,690)	$(8,605)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions at June 30, 2011 and December 31, 2010 were as follows:

Purchased MSRs

(In thousands)	June 30, 2011	December 31, 2010
Fair value of retained interests	$60,192	$65,232
Weighted average life	11.7 years	12.7 years
Weighted average prepayment speed (annual rate)	8.6%	7.9%
Impact on fair value of 10% adverse change	$(2,502)	$(1,963)
Impact on fair value of 20% adverse change	$(4,417)	$(3,956)
Weighted average discount rate (annual rate)	11.5%	11.5%
Impact on fair value of 10% adverse change	$(2,789)	$(2,353)
Impact on fair value of 20% adverse change	$(4,935)	$(4,671)

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

At June 30, 2011 the Corporation serviced $3.7 billion (December 31, 2010 - $4.0 billion; June 30, 2010 - $4.2 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2011 the Corporation had recorded $156 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2010 - $168 million; June 30, 2010 - $141 million). During the six months ended June 30, 2011 and 2010, the Corporation did not exercise its option to repurchase delinquency loans that meet the criteria indicated above. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

Note 13 - Other assets

The caption of other assets in the consolidated statements of condition consists of the following major categories:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Net deferred tax assets (net of valuation allowance)	$362,036	$388,466	$340,146
Investments under the equity method	299,316	299,185	98,234
Bank-owned life insurance program	240,314	237,997	235,499
Prepaid FDIC insurance assessment	101,919	147,513	179,130
Other prepaid expenses	99,833	75,149	161,963
Derivative assets	68,376	72,510	79,571
Trade receivables from brokers and counterparties	37,196	347	73,110
Others	184,853	228,720	221,651

Total other assets	$1,393,843	$1,449,887	$1,389,304

Note 14 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 and 2010, allocated by reportable segments and corporate group, were as follows (refer to Note 30 for the definition of the Corporation’s reportable segments):

2011
(In thousands)	Balance at January 1, 2011	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2011
Banco Popular de Puerto Rico	$245,309	$—	$(69)	$—	$245,240
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,387	$—	$(69)	$—	$647,318

2010
(In thousands)	Balance at January 1, 2010	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2010
Banco Popular de Puerto Rico	$157,025	$86,841	$—	$—	$243,866
Banco Popular North America	402,078	—	—	—	402,078
Corporate	45,246	—	—	—	45,246

Total Popular, Inc.	$604,349	$86,841	$—	$—	$691,190

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The goodwill recognized in the BPPR reportable segment during the 2010 relates to the Westernbank FDIC-assisted transaction.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments and Corporate group.

2011
(In thousands)	Balance at January 1, 2011 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2011 (net amounts)	Balance at June 30, 2011 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2011 (net amounts)
Banco Popular de Puerto Rico	$245,309	$—	$245,309	$245,240	$—	$245,240
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$811,729	$164,411	$647,318

2010
(In thousands)	Balance at January 1, 2010 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2010 (net amounts)	Balance at June 30, 2010 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2010 (net amounts)
Banco Popular de Puerto Rico	$157,025	$—	$157,025	$243,866	$—	$243,866
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078
Corporate	45,429	183	45,246	45,429	183	45,246

Total Popular, Inc.	$768,943	$164,594	$604,349	$855,784	$164,594	$691,190

At June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation had $6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2011		December 31, 2010		June 30, 2010
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposits	$80,591	$34,008	$80,591	$29,817	$80,591	$25,625
Other customer relationships	5,092	3,726	5,092	3,430	8,743	6,372
Other intangibles	189	66	189	43	125	90

Total	$85,872	$37,800	$85,872	$33,290	$89,459	$32,087

During the quarter ended June 30, 2011, the Corporation recognized $2.2 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2010 - $2.5 million). During the six months ended June 30, 2011 and June 30, 2010, the Corporation recognized $4.5 million in amortization related to other intangible assets within definite useful lives.

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2011	$4,510
Year 2012	8,493
Year 2013	8,309
Year 2014	7,666
Year 2015	5,522
Year 2016	5,252

Note 15 – Deposits

Total interest bearing deposits consisted of:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Savings accounts	$6,234,503	$6,177,074	$6,093,088
NOW, money market and other interest bearing demand deposits	5,460,763	4,756,615	5,133,317

Total savings, NOW, money market and other interest bearing demand deposits	11,695,266	10,933,689	11,226,405

Certificates of deposit:
Under $100,000	6,508,218	6,238,229	6,476,312
$100,000 and over	4,392,941	4,650,961	4,617,518

Total certificates of deposit	10,901,159	10,889,190	11,093,830

Total interest bearing deposits	$22,596,425	$21,822,879	$22,320,235

A summary of certificates of deposit by maturity at June 30, 2011, follows:

(In thousands)
2011	$4,738,977
2012	3,047,402
2013	1,185,669
2014	666,430
2015	811,465
2016 and thereafter	451,216

Total certificates of deposit	$10,901,159

At June 30, 2011, the Corporation had brokered certificates of deposit amounting to $2.7 billion (December 31, 2010 - $2.3 billion; June 30, 2010 - $2.0 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $25 million at June 30, 2011 (December 31, 2010 - $52 million; June 30, 2010 - $34 million).

Note 16 – Borrowings

The composition of federal funds purchased and assets sold under agreements to repurchase were as follows:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Federal funds purchased	—	—	$9,900
Assets sold under agreements to repurchase	$2,570,322	$2,412,550	2,297,294

Total federal funds purchased and assets sold under agreements to repurchase	$2,570,322	$2,412,550	$2,307,194

The repurchase agreements outstanding at June 30, 2011 were collateralized by $ 1.9 billion in investment securities available-for-sale, $ 735 million in trading securities and $ 37 million in other assets. At December 31, 2010 and June 30, 2010, the repurchase agreements were collateralized by investment securities available-for-sale and trading securities of $ 2.1 billion and $ 492 million; and $ 2.0 billion and $ 372 million; respectively. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.

In addition, there were repurchase agreements outstanding collateralized by $ 264 million in securities purchased underlying agreements to resell to which the Corporation has the right to repledge (December 31, 2010 - $ 172 million; June 30, 2010 - $ 177 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.

Other short-term borrowings consisted of:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Advances with the FHLB paying interest at maturity, at fixed rates of 0.35%	$150,000	$300,000	$—
Term funds purchased paying interest at maturity, at fixed rates of 0.65%	102	52,500	—
Securities sold not yet purchased	—	10,459	—
Others	1,200	1,263	1,263

Total other short-term borrowings	$151,302	$364,222	$1,263

Notes payable consisted of:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Advances with the FHLB:
-with maturities ranging from 2011 through 2021 paying interest at monthly fixed rates ranging from 0.66% to 4.95% (June 30, 2010 - 1.48% to 5.10%)	$704,500	$385,000	$1,032,873
-maturing in 2010 paying interest quarterly at a fixed rate of 5.10%	—	—	20,000
Note issued to the FDIC, including unamortized premium of $1,202; paying interest monthly at an annual fixed rate of 2.50%; maturing on April 30, 2015 or such earlier date as such amount may become due and payable pursuant to the terms of the note	1,517,843	2,492,928	5,728,954
Term notes with maturities ranging from 2012 to 2016 paying interest semiannually at fixed rates ranging from 5.25% to 7.86% (June 30, 2010 - 5.25% to 13.00%)	278,255	381,133	380,995
Term notes with maturities ranging from 2011 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	801	1,010	1,217
Term notes maturing in 2011 paying interest quarterly at a floating rate of 9.75% over the 3-month LIBOR rate	—	—	175,000
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $478,995 as of June 30, 2011 and $502,113 at June 30, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)	457,005	444,981	433,887
Others	25,082	25,331	25,551

Total notes payable	$3,423,286	$4,170,183	$8,238,277

Note: Refer to the Corporation’s 2010 Annual Report, for rates and maturity information corresponding to the borrowings outstanding at December 31, 2010. Key index rates as of June 30, 2011 and June 30, 2010, respectively, were as follows: 3-month LIBOR rate = 0.25% and 0.53%; 10-year U.S. Treasury note = 3.16% and 2.93%.

On June 30, 2011, Popular North America, Inc. (“PNA”), the parent bank holding company of all of the Corporation’s U.S. mainland operations, modified $233.2 million in aggregate principal amount of the $275 million 6.85% Senior Notes due 2012, fully and unconditionally guaranteed by the Corporation, issued by PNA on December 21, 2007 for (1) $78.0 million aggregate principal amount of 7.47% Senior Notes due 2014, (2) $35.2 million aggregate principal amount of 7.66% Senior Notes due 2015 and (3) $120.0 million aggregate principal amount of 7.86% Senior Notes due 2016 issued by PNA, also fully and unconditionally guaranteed by the Corporation.

In consideration for the excess assets acquired over liabilities assumed as part of the Westernbank FDIC-assisted transaction, BPPR issued to the FDIC a secured note (the “note issued to the FDIC”) in the amount of $5.8 billion at April 30, 2010, which has full recourse to BPPR. As indicated in Note 6 to the consolidated financial statements, the note issued to the FDIC is collateralized by the loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Proceeds received from such sources are used to pay the note under the conditions stipulated in the agreement. The entire outstanding principal balance of the note issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note. Borrowings under the note bear interest at an annual fixed rate of 2.50% and are paid monthly. If the Corporation fails to pay any interest as and when due, such interest shall accrue interest at the note interest rate plus 2.00% per annum. The Corporation may repay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. During the six months ended June 30, 2011, the Corporation prepaid $480 million of the note issued to the FDIC from funds unrelated to the assets securing the note.

A breakdown of borrowings by contractual maturities at June 30, 2011 is included in the table below. Given its nature, the maturity of the note issued to the FDIC was based on expected repayment dates and not on its April 30, 2015 contractual maturity date. The expected repayments consider the timing of expected cash inflows on the loans, OREO and claims on the loss sharing agreements that will be applied to repay the note during the period that the note payable to the FDIC is outstanding.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2011	$1,458,132	$151,302	$1,593,692	$3,203,126
2012	75,000	—	214,782	289,782
2013	49,000	—	98,744	147,744
2014	350,000	—	189,380	539,380
2015	174,135	—	35,991	210,126
Later years	464,055	—	833,692	1,297,747
No stated maturity	—	—	936,000	936,000

Subtotal	2,570,322	151,302	3,902,281	6,623,905
Less: Discount	—	—	478,995	478,995

Total borrowings	$2,570,322	$151,302	$3,423,286	$6,144,910

Note 17 – Trust Preferred Securities

At June 30, 2011, December 31, 2010 and June 30, 2010, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at June 30, 2011, December 31, 2010 and June 30, 2010.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, and 2013 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinates debentures of $457 million at June 30, 2011 ($936 million aggregate liquidation amount, net of $479 million discount) and $445 million at December 31, 2010 ($936 million aggregate liquidation amount, net of $491 million discount) and $434 million at June 30, 2010 ($936 million aggregate liquidation amount, net of $502 million discount)

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At June 30, 2011, December 31, 2010, and June 30, 2010 the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At June 30, 2011, the Corporation had $ 427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At June 30, 2011, the remaining $935 million of trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which are exempt from the phase-out provision.

Note 18 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $402 million at June 30, 2011 (December 31, 2010 - $402 million; June 30, 2010 - $402 million). There were no transfers between the statutory reserve account and the retained earnings account during the six months ended June 30, 2011 and June 30, 2010.

Note 19 – Guarantees

At June 30, 2011 the Corporation recorded a liability of $0.4 million (December 31, 2010 - $0.5 million and June 30, 2010 - $0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

Also, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and SBA commercial loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.

At June 30, 2011 the Corporation serviced $3.7 billion (December 31, 2010 - $4.0 billion; June 30, 2010 - $4.2 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2011 the Corporation repurchased approximately $53 million and $115 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2010 - $38 million for the quarter and $55 million for six-month period). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2011 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $55 million (December 31, 2010 - $54 million; June 30, 2010 - $37 million).

The following table shows the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of condition for the quarters and six months ended June 30, 2011 and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$55,318	$29,041	$53,729	$15,584
Additions for new sales	—	—	—	—
Provision for recourse liability	10,059	12,015	19,824	27,716
Net charge-offs / terminations	(10,050)	(4,449)	(18,226)	(6,693)

Balance as of end of period	$55,327	$36,607	$55,327	$36,607

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in the Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. For the six-month period ended June 30, 2011, repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans approximated $10 million in unpaid principal balance with losses amounting to $0.7 million for the six months ended June 30, 2011. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received $15 million to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio of approximately $3.7 billion. The Corporation recorded a representation and warranty reserve for the amount of the proceeds received from the third-party financial institution.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2011, the Corporation serviced $17.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2010 - $18.4 billion; June 30, 2010 - $17.9 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2011 the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $29 million (December 31, 2010 - $24 million; June 30, 2010 - $26 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At June 30, 2011 the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans had been sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At June 30, 2011 the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $29 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2010 - $31 million; June 30, 2010 - $33 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters and six months ended June 30, 2011 and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$30,688	$31,937	$30,659	$33,294
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	(605)	5,197	(522)	6,430
Net charge-offs / terminations	(1,067)	(3,651)	(1,121)	(6,241)

Balance as of end of period	$29,016	$33,483	$29,016	$33,483

During 2008, the Corporation provided indemnification for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of Popular Financial Holdings (“PFH”). The sales were on a non-credit recourse basis. At June 30, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at June 30, 2011 are related principally to make-whole arrangements. At June 30, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million (December 31, 2010 - $8 million; June 30, 2010 - $7 million), and is included as other liabilities in the consolidated statement of condition. The reserve balance at June 30, 2011 contemplates historical indemnity payments. Popular, Inc. Holding Company (“PIHC”) and PNA have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters and six months ended June 30, 2011, and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$4,261	$9,626	$8,058	$9,405
Additions for new sales	—	—	—	—
(Reversal) provision for representations and warranties	—	(1,796)	—	(1,118)
Net charge-offs / terminations	(50)	(1,080)	(50)	(1,537)
Other - settlements paid	—	—	(3,797)	—

Balance as of end of period	$4,211	$6,750	$4,211	$6,750

PIHC fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $0.7 billion at June 30, 2011 (December 31, 2010 and June 30, 2010 - $0.6 billion). In addition, at June 30, 2011, December 31, 2010 and June 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.

Note 20 – Commitments and Contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk were as follows:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Commitments to extend credit:
Credit card lines	$3,858,639	$3,583,430	$3,781,827
Commercial lines of credit	2,399,225	1,920,056	2,346,902
Other unused credit commitments	368,459	375,565	394,058
Commercial letters of credit	18,729	12,532	16,451
Standby letters of credit	136,754	140,064	141,893
Commitments to originate mortgage loans	35,829	47,493	45,889

At June 30, 2011, the Corporation maintained a reserve of approximately $11 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2010 - $21 million; June 30, 2010 - $34 million), including $3 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction (December 31, 2010 - $6 million; June 30, 2010 - $24 million).

Other commitments

At June 30, 2011, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2010 and June 30, 2010 - $10 million).

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

The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.6 billion, or 61% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at June 30, 2011, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2010 - $12.0 billion, or 58%; June 30, 2010 - $13.4 billion, or 60%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At June 30, 2011, the Corporation had approximately $894 million of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $140 million were uncommitted lines of credit (December 31, 2010 - $1.4 billion and $199 million, respectively; June 30, 2010 - $972 million and $215 million, respectively). Of the total credit facilities granted, $754 million was outstanding at June 30, 2011 (December 31, 2010 - $1.1 billion; June 30, 2010 - $754 million). Furthermore, at June 30, 2011, the Corporation had $121 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2010 - $145 million; June 30, 2010 - $232 million).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The true-up payment contingency (undiscounted estimated true-up payment) was estimated at $176 million at June 30, 2011 (December 31, 2010 - $169 million; June 30, 2010 - $169 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $30.0 million at June 30, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) were brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleged breaches of fiduciary duty, waste of assets and abuse of control in connection with Popular’s issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints sought a judgment that the action was a proper derivative action, an award of damages, restitution, costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the Garcia action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The court denied Popular’s request for reconsideration shortly thereafter.

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

At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $37.5 million would be paid by or on behalf of defendants. On June 17, 2011, the parties filed a stipulation of settlement and a joint motion for preliminary approval of such settlement. On June 20, 2011, the Court entered an order granting preliminary approval of the settlement and set a settlement conference for November 1, 2011, which was subsequently moved to November 2, 2011. On or before July 5, 2011, the amount of $37.5 million was paid to the settlement fund by or on behalf of defendants. Specifically, the amount of $26 million was paid by insurers and the amount of $11.5 million was paid by Popular (after which approximately $4.7 million was reimbursed by insurers per the terms of the relevant insurance agreement).

In addition, the Corporation is aware that a suit asserting similar claims on behalf of certain individual shareholders under the federal securities laws was filed on January 18, 2011. On June 19, 2011, such shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely.

A separate memorandum of understanding was subsequently entered by the parties to the García and Diaz actions in April 2011. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs (of which management expects $1.6 million will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. On June 14, 2011, a motion for preliminary approval of settlement was filed. On July 8, 2011, the Court granted preliminary approval of such settlement and set the final approval hearing date for September 12, 2011.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $8.2 million would be paid by or on behalf of the defendants. The parties filed a joint request to approve the settlement on April 13, 2011. On June 8, 2011, the Court held a preliminary approval hearing, and on June 23, 2011, the Court preliminarily approved such settlement. On June 30, 2011, the amount of $8.2 million was transferred to the settlement fund by insurers on behalf of the defendants. A final fairness hearing has been set for August 26, 2011.

Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

At this point, the settlement agreements are not final and are subject to a number of future events, including approval of the settlements by the relevant courts.

In addition to the foregoing, Banco Popular is a defendant in two lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint, which is still pending resolution.

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

More specifically, plaintiffs - Guillermo García Lamadrid and Benito del Cueto Figueras - are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its fiduciary duties to them by failing to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and grossly negligently. Popular and the other defendants submitted separate motions to dismiss on or about February 28, 2011. Plaintiffs submitted a consolidated opposition thereto on April 15, 2011. The parties were allowed to submit replies and surreplies to such motions, and the motion has now been deemed submitted by the Court and is pending resolution.

Note 21 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the variable interest entities (“VIEs”) it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements at June 30, 2011.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 22 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2011, December 31, 2010 and June 30, 2010, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2011, December 31, 2010 and June 30, 2010.

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Servicing assets:
Mortgage servicing rights	$106,326	$107,313	$106,428

Total servicing assets	$106,326	$107,313	$106,428

Other assets:
Servicing advances	$2,799	$2,706	$2,894

Total other assets	$2,799	$2,706	$2,894

Total	$109,125	$110,019	$109,322

Maximum exposure to loss	$109,125	$110,019	$109,322

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.4 billion at June 30, 2011 ($9.3 billion at December 31, 2010 and June 30, 2010).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2011, December 31, 2010 and June 30, 2010, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

Note 22 – Fair value measurement

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

Fair Value on a Recurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, December 31, 2010 and June 30, 2010:

At June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2011
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,192	$—	$38,192
Obligations of U.S. Government sponsored entities	—	1,248,688	—	1,248,688
Obligations of Puerto Rico, States and political subdivisions	—	34,266	—	34,266
Collateralized mortgage obligations - federal agencies	—	1,613,062	—	1,613,062
Collateralized mortgage obligations - private label	—	70,486	—	70,486
Mortgage-backed securities	—	2,341,390	7,634	2,349,024
Equity securities	3,779	4,486	—	8,265
Other	—	27,508	—	27,508

Total investment securities available-for-sale	$3,779	$5,378,078	$7,634	$5,389,491

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$10,315	$—	$10,315
Collateralized mortgage obligations	—	710	2,638	3,348
Residential mortgage-backed securities - federal agencies	—	721,731	27,079	748,810
Other	—	18,942	3,571	22,513

Total trading account securities	$—	$751,698	$33,288	$784,986

Mortgage servicing rights	$—	$—	$162,619	$162,619
Derivatives	—	69,232	—	69,232

Total	$3,779	$6,199,008	$203,541	$6,406,328

Liabilities
Derivatives	$—	$(68,766)	$—	$(68,766)

Total	$—	$(68,766)	$—	$(68,766)

At December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2010
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,136	$—	$38,136
Obligations of U.S. Government sponsored entities	—	1,211,304	—	1,211,304
Obligations of Puerto Rico, States and political subdivisions	—	52,702	—	52,702
Collateralized mortgage obligations - federal agencies	—	1,238,294	—	1,238,294
Collateralized mortgage obligations - private label	—	84,938	—	84,938
Mortgage-backed securities	—	2,568,396	7,759	2,576,155
Equity securities	3,952	5,523	—	9,475
Other	—	25,848	—	25,848

Total investment securities available-for-sale	$3,952	$5,225,141	$7,759	$5,236,852

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$16,438	$—	$16,438
Collateralized mortgage obligations	—	769	2,746	3,515
Residential mortgage-backed securities - federal agencies	—	472,806	20,238	493,044
Other	—	30,423	2,810	33,233

Total trading account securities	$—	$520,436	$25,794	$546,230

Mortgage servicing rights	$—	$—	$166,907	$166,907
Derivatives	—	72,993	—	72,993

Total	$3,952	$5,818,570	$200,460	$6,022,982

Liabilities
Derivatives	$—	$(76,344)	$—	$(76,344)
Trading liabilities	—	(10,459)	—	(10,459)
Equity appreciation instrument	—	(9,945)	—	(9,945)

Total	$—	$(96,748)	$—	$(96,748)

At June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2010
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$140,687	$—	$140,687
Obligations of U.S. Government sponsored entities	—	1,749,475	—	1,749,475
Obligations of Puerto Rico, States and political subdivisions	—	55,632	—	55,632
Collateralized mortgage obligations - federal agencies	—	1,445,018	—	1,445,018
Collateralized mortgage obligations - private label	—	101,987	—	101,987
Mortgage-backed securities	—	2,947,312	32,372	2,979,684
Equity securities	3,469	5,235	—	8,704

Total investment securities available-for-sale	$3,469	$6,445,346	$32,372	$6,481,187

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$9,726	$—	$9,726
Collateralized mortgage obligations	—	908	2,667	3,575
Residential mortgage-backed securities - federal agencies	—	261,150	114,281	375,431
Other	—	9,539	3,232	12,771

Total trading account securities	$—	$281,323	$120,180	$401,503

Mortgage servicing rights	$—	$—	$171,994	$171,994
Derivatives	—	79,611	—	79,611

Total	$3,469	$6,806,280	$324,546	$7,134,295

Liabilities
Derivatives	$—	$(86,846)	$—	$(86,846)

Total	$—	$(86,846)	$—	$(86,846)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2011 and 2010.

Quarter ended June 30, 2011
(In millions)	Balance at March 31, 2011	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Balance at June 30, 2011	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at June 30, 2011
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$8	$—	$—	$—	$—	$8	$—

Total investment securities available-for-sale	$8	$—	$—	$—	$—	$8	$—

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$3	$—
Residential mortgage-backed securities - federal agencies	21	1	8	(2)	(1)	27	—
Other	3	—	1	(1)	—	3	1

Total trading account securities	$27	$1	$9	$(3)	$(1)	$33	$1 [a]

Mortgage servicing rights	$168	$(10)	$5	$—	$—	$163	$(6)[b]

Total	$203	$(9)	$14	$(3)	$(1)	$204	$(5)

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.
[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

Six months ended June 30, 2011
(In millions)	Balance at December 31, 2010	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Balance at June 30, 2011	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at June 30, 2011
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$8	$—	$—	$—	$—	$8	$—

Total investment securities available-for-sale	$8	$—	$—	$—	$—	$8	$—

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$3	$—
Residential mortgage-backed securities - federal agencies	20	1	10	(3)	(1)	27	—
Other	3	—	1	(1)	—	3	1

Total trading account securities	$26	$1	$11	$(4)	$(1)	$33	$1 [a]

Mortgage servicing rights	$167	$(16)	$12	$—	$—	$163	$(8)[b]

Total	$201	$(15)	$23	$(4)	$(1)	$204	$(7)

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.
[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

Quarter ended June 30, 2010
(In millions)	Balance at March 31, 2010	Gains (losses) included in earnings/ OCI	Issuances	Purchases	Sales	Paydowns	Transfers in (out) of Level 3	Balance at June 30, 2010	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at June 30, 2010
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$36	$—	$—	$—	$—	$(1)	$(3)	$32	$—

Total investment securities available-for-sale	$36	$—	$—	$—	$—	$(1)	$(3)	$32	$—

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$—	$—	$3	$—
Residential mortgage-backed securities - federal agencies	197	(5)	—	4	(4)	(2)	(76)	114	1
Other	3	—	—	—	—	—	—	3	—

Total trading account securities	$203	$(5)	$—	$4	$(4)	$(2)	$(76)	$120	$1 [a]

Mortgage servicing rights	$173	$(9)	$—	$8	$—	$—	$—	$172	$(5)[b]

Total	$412	$(14)	$—	$12	$(4)	$(3)	$(79)	$324	$(4)

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.
[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

Six months ended June 30, 2010
(In millions)	Balance at December 31, 2009	Gains (losses) included in earnings/ OCI	Issuances	Purchases	Sales	Paydowns	Transfers in (out) of Level 3	Balance at June 30, 2010	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at June 30, 2010
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$34	$—	$2	$—	$—	$(1)	$(3)	$32	$—

Total investment securities available-for-sale	$34	$—	$2	$—	$—	$(1)	$(3)	$32	$—

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$—	$—	$3	$—
Residential mortgage-backed securities - federal agencies	224	(5)	—	14	(37)	(6)	(76)	114	1
Other	3	—	—	—	—	—	—	3	—

Total trading account securities	$230	$(5)	$—	$14	$(37)	$(6)	$(76)	$120	$1 [a]

Mortgage servicing rights	$170	$(10)	$—	$12	$—	$—	$—	$172	$(2)[b]

Total	$434	$(15)	$2	$26	$(37)	$(7)	$(79)	$324	$(1)

[a]	Gains (losses) are included in “Trading account profit” in the Statement of Operations.
[b]	Gains (losses) are included in “Other services fees” in the Statement of Operations.

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six months ended June 30, 2011. There were $79 million in transfers out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2010. These transfers resulted from exempt FNMA mortgage-backed securities, which were transferred out of Level 3 and into Level 2, as a result of a change in valuation methodology from an internally-developed matrix pricing to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and/or out of Level 1 during the quarters and six months ended June 30, 2011 and 2010.

Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2011 and 2010 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2011		Six months ended June 30, 2011
(In millions)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
Other service fees	$(10)	$(6)	$(16)	$(8)
Trading account profit	1	1	1	1

Total	$(9)	$(5)	$(15)	$(7)

	Quarter ended June 30, 2010		Six months ended June 30, 2010
(In millions)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
Other service fees	$(9)	$(5)	$(10)	$(2)
Trading account profit	(5)	1	(5)	1

Total	$(14)	$(4)	$(15)	$(1)

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Section 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the six months ended June 30, 2011 and 2010, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value at June 30, 2011
(In millions)	Level 1	Level 2	Level 3	Total	Write- downs
Loans[1]	—	—	$25	$25	$(4)
Loans held-for-sale [2]	—	—	139	139	(14)
Other real estate owned [3]	—	—	25	25	(9)

Total	—	—	$189	$189	$(27)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.
[3]	Represents the fair value of foreclosed real estate owned that were measured at fair value.

Carrying value at June 30, 2010
(In millions)	Level 1	Level 2	Level 3	Total	Write- downs
Loans[1]	—	—	$610	$610	$(240)
Loans held-for-sale[2]	—	—	2	2	(11)
Other real estate owned[3]	—	—	42	42	(18)

Total	—	—	$654	$654	$(269)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments of loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. These adjustments were principally determined based on negotiated price terms for the loans.
[3]	Represents the fair value of foreclosed real estate owned that were measured at fair value.

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

Note 23 – Fair Value of Financial Instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at June 30, 2011 and December 31, 2010, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments are described in the paragraphs below.

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

Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments at June 30, 2011 and December 31, 2010.

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

The following table presents the carrying or notional amounts, as applicable, and estimated fair values for financial instruments.

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and money market investments	$1,971,857	$1,971,857	$1,431,668	$1,431,668
Trading account securities	785,842	785,842	546,713	546,713
Investment securities available-for-sale	5,389,491	5,389,491	5,236,852	5,236,852
Investment securities held-to-maturity	129,910	136,959	122,354	120,873
Other investment securities	174,560	176,114	163,513	165,233
Loans held-for-sale	509,046	512,144	893,938	902,371
Loans not covered under loss sharing agreement with the FDIC	19,971,267	17,100,724	19,934,810	17,137,805
Loans covered under loss sharing agreements with the FDIC	4,556,155	4,215,746	4,836,882	4,744,680
FDIC loss share asset	2,350,176	2,278,222	2,318,183	2,383,122
Financial Liabilities:
Deposits	$27,960,429	$28,082,567	$26,762,200	$26,873,408
Federal funds purchased and assets sold under agreements to repurchase	2,570,322	2,704,531	2,412,550	2,503,320
Other short-term borrowings	151,302	151,302	364,222	364,222
Notes payable	3,423,286	3,336,391	4,170,183	4,067,818
Equity appreciation instrument	—	—	9,945	9,945

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$6,626,323	$2,693	$5,879,051	$983
Letters of credit	155,483	2,924	152,596	3,318

Note 24 – Net income (loss) per common share

The following table sets forth the computation of net income (loss) per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2011 and 2010:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2011	2010	2011	2010
Net income (loss)	$110,685	$(44,489)	$120,817	$(129,544)
Preferred stock dividends	(931)	—	(1,861)	—
Deemed dividend on preferred stock[1]	—	(191,667)	—	(191,667)

Net income (loss) applicable to common stock	$109,754	$(236,156)	$118,956	$(321,211)

Average common shares outstanding	1,021,225,911	853,010,208	1,021,380,199	746,598,082
Average potential dilutive common shares	670,230	—	1,162,996	—

Average common shares outstanding - assuming dilution	1,021,896,141	853,010,208	1,022,543,195	746,598,082

Basic and dilutive EPS	$0.11	$(0.28)	$0.12	$(0.43)

[1]	Non-cash beneficial conversion, resulting from the conversion of contingently convertible perpetual non-cumulative preferred stock into shares of the Corporation’s common stock. The beneficial conversion was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock.

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

For the quarter ended and six months ended June 30, 2011, there were 2,103,034 and 2,112,275 weighted average antidilutive stock options outstanding, respectively (June 30, 2010 – 1,272,058 and 2,541,337). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 20,932,836 shares of common stock, which have an antidilutive effect at June 30, 2011.

Note 25 – Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Debit card fees	$13,795	$29,176	$26,720	$55,769
Insurance fees	12,208	12,084	24,134	23,074
Credit card fees and discounts	11,792	26,013	22,368	49,310
Sale and administration of investment products	7,657	10,245	14,787	17,412
Mortgage servicing fees, net of fair value adjustments	2,269	2,822	8,529	14,181
Trust fees	4,110	3,651	7,605	6,634
Processing fees	1,740	14,170	3,437	28,132
Other fees	4,736	5,564	9,379	10,533

Total other services fees	$58,307	$103,725	$116,959	$205,045

Note 26 – Pension and postretirement benefits

The Corporation has a noncontributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. At June 30, 2011, the accrual of benefits under the plans was frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$7,784	$7,953	$395	$385
Expected return on plan assets	(10,840)	(7,777)	(450)	(404)
Amortization of net loss	2,829	2,206	148	99
Settlement loss	—	3,380	—	—

Total net periodic pension cost	$(227)	$5,762	$93	$80

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Interest cost	$15,569	$15,906	$790	$769
Expected return on plan assets	(21,680)	(15,553)	(901)	(807)
Amortization of net loss	5,657	4,412	296	198
Settlement loss	—	3,380	—	—

Total net periodic pension cost	$(454)	$8,145	$185	$160

The Corporation made contributions to the pension and benefit restoration plans for the quarter and six months ended June 30, 2011 amounting to $39 thousand and $124.6 million, respectively. The total contributions expected to be paid during the year 2011 for the pension and benefit restoration plans amount to approximately $126.7 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Service cost	$504	$432	$1,008	$864
Interest cost	2,135	1,608	4,271	3,217
Amortization of prior service cost	(240)	(261)	(480)	(523)
Amortization of net loss (gain)	267	(294)	534	(588)

Total net periodic postretirement benefit cost	$2,666	$1,485	$5,333	$2,970

Contributions made to the postretirement benefit plan for the quarter and six months ended June 30, 2011, amounted to approximately $1.6 million and $3.6 million, respectively. The total contributions expected to be paid during the year 2011 for the postretirement benefit plan amount to approximately $6.6 million.

Note 27 – Stock-based compensation

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

(Not in thousands)
Exercise Price Range per Share	Options Outstanding	Weighted- Average Exercise Price of Options Outstanding	Weighted-Average Remaining Life of Options Outstanding in Years	Options Exercisable (fully vested)	Weighted-Average Exercise Price of Options Exercisable
$ 14.39 - $ 18.50	1,014,053	$15.84	1.24	1,014,053	$15.84
$ 19.25 - $ 27.20	1,088,981	$25.27	3.01	1,088,981	$25.27

$ 14.39 - $ 27.20	2,103,034	$20.72	2.16	2,103,034	$20.72

There was no intrinsic value of options outstanding at June 30, 2011 and 2010. There was no intrinsic value of options exercisable at June 30, 2011 and 2010.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2009	2,552,663	$20.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(277,497)	20.43

Outstanding at December 31, 2010	2,275,166	$20.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(172,132)	20.03

Outstanding at June 30, 2011	2,103,034	$20.72

The stock options exercisable at June 30, 2011 totaled 2,103,034 (June 30, 2010 – 2,530,137). There were no stock options exercised during the quarters and six months ended June 30, 2011 and 2010. Thus, there was no intrinsic value of options exercised during the quarters and six months ended June 30, 2011 and 2010.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2010 and 2011.

There was no stock option expense recognized for the quarters and six months ended June 30, 2011 and 2010.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	138,512	$23.62
Granted	1,525,416	2.70
Vested	(340,879)	7.87
Forfeited	(191,313)	3.24

Non-vested at December 31, 2010	1,131,736	$3.61
Granted	1,559,463	3.24
Vested	(41,832)	10.18
Forfeited	(2,000)	5.10

Non-vested at June 30, 2011	2,647,367	$3.28

During the quarter ended June 30, 2011, 636,889 shares of restricted stock were awarded to management under the Incentive Plan, from which 187,880 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule. For the six-month period ended June 30, 2011, 1,559,463 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,110,454 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended June 30, 2010, 563,043 shares of restricted stock were awarded to management under the Incentive Plan, from which 360,527 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule. For the six-month period ended June 30, 2010, 1,525,416 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,246,755 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the six months ended June 30, 2011, no performance shares were granted under this plan (June 30, 2010 – 12,426).

During the quarter ended June 30, 2011, the Corporation recognized $0.8 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (June 30, 2010 - credit of $0.2 million, with an income tax expense of $56 thousand). For the six-month period ended June 30, 2011, the Corporation recognized $1.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (June 30, 2010 - $0.1 million, with a tax benefit of $71 thousand). The fair market value of the restricted stock vested was $90 thousand at grant date and $74 thousand at vesting date. This triggers a shortfall of $3 thousand that was recorded as an additional income tax expense at the applicable income tax rate. No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. There was no performance share expense recognized for the quarter ended June 30, 2011 and June 30, 2010. There was no performance share expense recognized for the six months ended June 30, 2011 (June 30, 2010 - $0.1 million, with a tax benefit of $60 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2011 was $5.5 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	—	—
Granted	305,898	$2.95
Vested	(305,898)	2.95
Forfeited	—	—

Non-vested at December 31, 2010	—	—
Granted	218,707	$2.93
Vested	(218,707)	2.93
Forfeited	—	—

Non-vested at June 30, 2011	—	—

During the quarter ended June 30, 2011, the Corporation granted 195,423 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2010 – 207,261). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $35 thousand (June 30, 2010 - $0.1 million, with a tax benefit of $60 thousand). For the six-month period ended June 30, 2011, the Corporation granted 218,707 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2010 – 242,394). During this period, the Corporation recognized $0.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $70 thousand (June 30, 2010 - $0.3 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2011 for directors was $0.6 million.

Note 28 – Income taxes

The reasons for the difference between the income tax (benefit) expense applicable to income before taxes and the amount computed by applying the statutory tax rate in Puerto Rico are included in the following tables.

	Quarters ended
	June 30, 2011		June 30, 2010
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$21,776	30%	$(7,065)	41%
Net benefit of net tax exempt interest income	(15,206)	(21)	(2,331)	13
Effect of income subject to preferential tax rate	(100)	—	(693)	4
Deferred tax asset valuation allowance	3,945	5	28,449	(165)
Non-deductible expenses	5,400	7	6,984	(40)
Difference in tax rates due to multiple jurisdictions	(1,866)	(2)	2,226	(13)
Recognition of tax benefits from previous years [1]	(53,615)	(74)	—	—
State taxes and others	1,566	2	(333)	2

Income tax (benefit) expense	$(38,100)	(53)%	$27,237	(158)%

[1]	Due to ruling and closing agreement discussed below

	Six months ended
	June 30, 2011		June 30, 2010
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$68,984	30%	$(45,693)	41%
Net benefit of net tax exempt interest income	(17,613)	(8)	(12,036)	11
Effect of income subject to preferential tax rate	(332)	—	(1,106)	1
Deferred tax asset valuation allowance	(1,360)	(1)	61,728	(55)
Non-deductible expenses	10,726	5	13,882	(12)
Difference in tax rates due to multiple jurisdictions	(4,344)	(2)	6,320	(6)
Initial adjustment in deferred tax due to change in tax rate	103,287	45	—	—
Recognition of tax benefits from previous years [1]	(53,615)	(23)	—	—
State taxes and others	3,394	1	(5,133)	4

Income tax expense	$109,127	47%	$17,962	(16)%

[1]	Due to ruling and closing agreement discussed below

The results for the second quarter of 2011 reflect a tax benefit of $59.6 million related to the timing of loan charge-offs for tax purposes. In May 2011, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) issued a private ruling to the Corporation (the “Ruling”) creating an agreement to establish the criteria to determine when a charge-off for accounting and financial reporting purposes should be reported as a deduction for tax purposes. On June 30, 2011, the P.R. Treasury and the Corporation signed a closing agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for the years 2009 and 2010 will be deferred until 2013, 2014, 2015 and 2016. As a result of the agreement, the Corporation made a payment of $89.4 million to the P.R. Treasury and recorded a tax benefit on its financial statements of $143 million, or $53.6 net of the payment made to the P.R. Treasury, resulting from the recovery of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position for tax purposes in such years. Also, the Corporation recorded a tax benefit of $6.0 million related to the tax benefit of the exempt income for the first quarter of 2011. The effective tax rate for the Corporation’s Puerto Rico banking operations for 2011 is estimated at 22%.

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

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2011	December 31, 2010
Deferred tax assets:
Tax credits available for carryforward	$3,423	$5,833
Net operating loss and other carryforward available	1,112,849	1,222,717
Postretirement and pension benefits	92,934	131,508
Deferred loan origination fees	6,842	8,322
Allowance for loan losses	554,187	393,289
Deferred gains	12,376	13,056
Accelerated depreciation	6,850	7,108
Intercompany deferred gains	4,822	5,480
Other temporary differences	20,074	26,063

Total gross deferred tax assets	$1,814,357	$1,813,376

Deferred tax liabilities:
Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	30,447	31,846
Difference in outside basis between financial and tax reporting on sale of a business	11,809	11,120
FDIC-assisted transaction	94,931	64,049
Unrealized net gain on trading and available-for-sale securities	63,192	52,186
Deferred loan origination costs	4,669	6,911
Other temporary differences	3,330	1,392

Total gross deferred tax liabilities	208,378	167,504

Valuation allowance	1,257,619	1,268,589

Net deferred tax asset	$348,360	$377,283

The net deferred tax asset shown in the table above at June 30, 2011 is reflected in the consolidated statements of condition as $362 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2010 - $388 million) and $14 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2010 - $11 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended June 30, 2011. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At June 30, 2011, the Corporation recorded a valuation allowance of approximately $1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2010 - $1.3 billion).

At June 30, 2011, the Corporation’s deferred tax assets related to its Puerto Rico operations amounted to $371 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax asset based on the weighting of all available evidence. The Corporation’s Puerto Rico Banking operation is in a cumulative loss position for the three-year period ended June 30, 2011. This situation is mainly due to the performance of the construction loan portfolio, including the charges related to the proposed sale of the portfolio. The Corporation’s banking operations in Puerto Rico has been historically profitable, and it is management’s view, based on that history, that the event causing this loss is not a continuing condition of the operations. In addition, as a result of the Ruling described above, the realization of the Puerto Rico net deferred tax asset has further improved. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. As indicated

earlier, in May 2011, the Corporation received a Ruling from the P.R. Treasury establishing the treatment of the loan charge-offs for tax purposes. In summary, the government ruled that the criteria to have a loan loss for taxes are more rigorous than the criteria to have a loan loss for accounting and financial reporting purposes. Based on Puerto Rico law and regulations, the P.R. Treasury ruled that if the Corporation decides to take a loan loss deduction in the tax return for the loan charge-off taken for accounting reporting purposes during the same year, a conclusive presumption is made as to the non-collectability of the loan. On the other hand, if the tax deduction is not taken in the same accounting period, eventually it will have to prove the non-collectability of the loan based on stated criteria. On June 30, 2011, the Corporation entered into a Closing Agreement with the P.R. Treasury, in which both parties agreed that pursuant to the Ruling, the Corporation’s Puerto Rico Banking operation would not take any tax deduction for bad debts related to the construction and commercial loans portfolio on the tax returns for 2009 and 2010. It was also agreed that such deferred deductions will be taken evenly over taxable years 2013 through 2016, even if the loans are sold in the future. As a result of the agreement, the Corporation adjusted its Puerto Rico banking operation taxable income previously reported to the P.R. Treasury on the 2009 return. On the other hand, the Corporation reduced its deferred tax asset related to the carryover of net operating losses previously recorded in the year 2010 and for the six months period ended June 30, 2011 and increased the deferred tax asset related to the allowance for loan losses as a result of the deferral of the construction and commercial loans charge offs. Based on the facts explained above, the Corporation has concluded that it is more likely than not that the net deferred tax asset of its Puerto Rico operations will be realized. Management reassesses the realization of the deferred tax assets each reporting period.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2011	2010
Balance at January 1	$26.3	$41.8
Additions for tax positions - January through March	2.2	0.4
Reduction as a result of settlements - January through March	(4.4)	(14.3)

Balance at March 31	$24.1	$27.9
Additions for tax positions - April through June	0.8	0.2
Additions for tax positions taken in prior years - April through June	2.1	—
Reduction for tax positions - April through June	—	(1.6)

Balance at June 30	$27.0	$26.5

At June 30, 2011, the related accrued interest approximated $7.2 million (December 31, 2010 - $6.1 million; June 30, 2010 - $7.1 million). Management determined that at June 30, 2011, December 31, 2010 and June 30, 2010 there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $33.4 million at June 30, 2011 (December 31, 2010 - $31.6 million, June 30, 2010 - $32.1 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2011, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2006 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $8 million.

Note 29 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2011 and June 30, 2010 are listed in the following table:

(In thousands)	June 30, 2011	June 30, 2010
Non-cash activities:
Loans transferred to other real estate	$96,481	$77,919
Loans transferred to other property	14,299	19,968

Total loans transferred to foreclosed assets	110,780	97,887
Transfers from loans held-in-portfolio to loans held-for-sale	18,061	23,159
Transfers from loans held-for-sale to loans held-in-portfolio	26,873	6,292
Loans securitized into investment securities [1]	594,117	411,063
Recognition of mortgage servicing rights on securitizations or asset transfers	11,292	7,809
Conversion of preferred stock to common stock:
Preferred stock converted	—	(1,150,000)
Common stock issued	—	1,341,667

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

For the six months ended June 30, 2010 the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Westernbank FDIC-assisted transaction. Refer to Note 3 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Corporation on April 30, 2010.

The cash received in the transaction, which amounted to $261 million, is presented in the investing activities section of the Consolidated Statement of Cash Flows as “Cash received from acquisition”.

Note 30 – Segment Reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America.

On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to such date, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses have been reclassified under the Corporate group for all periods presented. Additionally, the Corporation retained Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”) (formerly EVERTEC DE VENEZUELA, C.A). and its equity investments in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010. As indicated in Note 4 to the consolidated financial statements, the Corporation sold its equity investments in CONTADO and Serfinsa during 2011. In 2011, the Corporation recorded $8.7 million in operating expenses because of the write-off of its investment in TRANRED as the Corporation determined to wind-down these operations. The results for TRANRED and the equity investments are included in the Corporate group for all periods presented. Revenue from the 49% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2011, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2011

For the quarter ended June 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$325,167	$74,601	$—
Provision for loan losses	119,324	24,993	—
Non-interest income	113,144	19,127	—
Amortization of intangibles	1,575	680	—
Depreciation expense	9,101	1,853	—
Loss on early extinguishment of debt	289	—	—
Other operating expenses	205,666	62,708	—
Income tax (benefit) expense	(37,476)	934	—

Net income	$139,832	$2,560	$—

Segment assets	$29,790,465	$8,895,036	$(53,482)

For the quarter ended June 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (loss)	$399,768	$(25,441)	$215	$374,542
Provision for loan losses	144,317	—	—	144,317
Non-interest income	132,271	9,781	(17,892)	124,160
Amortization of intangibles	2,255	—	—	2,255
Depreciation expense	10,954	436	—	11,390
Loss on early extinguishment of debt	289	—	—	289
Other operating expenses	268,374	17,028	(17,536)	267,866
Income tax benefit	(36,542)	(1,556)	(2)	(38,100)

Net income (loss)	$142,392	$(31,568)	$(139)	$110,685

Segment assets	$38,632,019	$5,368,602	$(4,987,279)	$39,013,342

For the six months ended June 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$620,612	$149,415	$—
Provision for loan losses	186,580	33,056	—
Non-interest income	234,871	36,544	—
Amortization of intangibles	3,150	1,360	—
Depreciation expense	18,733	3,844	—
Loss on early extinguishment of debt	528	—	—
Other operating expenses	394,396	120,935	—
Income tax expense	108,668	1,872	—

Net income	$143,428	$24,892	$—

For the six months ended June 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (loss)	$770,027	$(52,648)	$522	$717,901
Provision for loan losses	219,636	—	—	219,636
Non-interest income	271,415	52,023	(34,910)	288,528
Amortization of intangibles	4,510	—	—	4,510
Depreciation expense	22,577	873	—	23,450
Loss on early extinguishment of debt	528	8,000	—	8,528
Other operating expenses	515,331	40,121	(35,091)	520,361
Income tax expense (benefit)	110,540	(1,714)	301	109,127

Net income (loss)	$168,320	$(47,905)	$402	$120,817

2010

For the quarter ended June 30, 2010
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$267,665	$75,323	$—
Provision for loan losses	122,267	79,991	—
Non-interest income	129,283	15,926	—
Amortization of intangibles	1,358	910	—
Depreciation expense	9,158	2,450	—
Loss on early extinguishment of debt	430	—	—
Other operating expenses	209,181	64,923	—
Income tax expense	21,466	798	—

Net income (loss)	$33,088	$(57,823)	$—

Segment assets	$32,183,595	$9,857,865	$(29,074)

For the quarter ended June 30, 2010
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (loss)	$342,988	$(28,556)	$163	$314,595
Provision for loan losses	202,258	—	—	202,258
Non-interest income	145,209	88,900	(35,282)	198,827
Amortization of intangibles	2,268	187	—	2,455
Depreciation expense	11,608	3,760	—	15,368
Loss on early extinguishment of debt	430	—	—	430
Other operating expenses	274,104	69,671	(33,612)	310,163
Income tax expense	22,264	4,970	3	27,237

Net loss	$(24,735)	$(18,244)	$(1,510)	$(44,489)

Segment assets	$42,012,386	$5,160,641	$(4,825,188)	$42,347,839

For the six months ended June 30, 2010
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$486,962	$154,177	$—
Provision for loan losses	230,639	211,819	—
Non-interest income	217,952	32,485	—
Amortization of intangibles	2,309	1,820	—
Depreciation expense	18,433	4,881	—
Loss on early extinguishment of debt	978	—	—
Other operating expenses	374,659	128,551	—
Income tax expense	20,557	1,584	—

Net income (loss)	$57,339	$(161,993)	$—

For the six months ended June 30, 2010
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (loss)	$641,139	$(57,952)	$325	$583,512
Provision for loan losses	442,458	—	—	442,458
Non-interest income	250,437	174,563	(68,307)	356,693
Amortization of intangibles	4,129	375	—	4,504
Depreciation expense	23,314	7,445	—	30,759
Loss on early extinguishment of debt	978	—	—	978
Other operating expenses	503,210	137,043	(67,165)	573,088
Income tax expense (benefit)	22,141	(4,399)	220	17,962

Net loss	$(104,654)	$(23,853)	$(1,037)	$(129,544)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2011

For the quarter ended June 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$138,859	$183,694	$2,574	$40	$325,167
Provision for loan losses	104,291	15,033	—	—	119,324
Non-interest income	41,981	46,507	24,542	114	113,144
Amortization of intangibles	26	1,396	153	—	1,575
Depreciation expense	4,165	4,698	238	—	9,101
Loss on early extinguishment of debt	289	—	—	—	289
Other operating expenses	60,357	130,356	14,996	(43)	205,666
Income tax (benefit) expense	(18,850)	(21,481)	2,778	77	(37,476)

Net income	$30,562	$100,199	$8,951	$120	$139,832

Segment assets	$14,601,062	$21,109,988	$928,437	$(6,849,022)	$29,790,465

For the six months ended June 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$258,419	$357,164	$4,948	$81	$620,612
Provision for loan losses	132,186	54,394	—	—	186,580
Non-interest income	87,339	101,408	46,065	59	234,871
Amortization of intangibles	52	2,790	308	—	3,150
Depreciation expense	8,544	9,714	475	—	18,733
Loss on early extinguishment of debt	528	—	—	—	528
Other operating expenses	115,265	248,583	30,646	(98)	394,396
Income tax expense	57,990	45,363	5,222	93	108,668

Net income	$31,193	$97,728	$14,362	$145	$143,428

2010

For the quarter ended June 30, 2010
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$105,450	$159,762	$2,387	$66	$267,665
Provision for loan losses	77,546	44,721	—	—	122,267
Non-interest income	40,506	60,485	28,361	(69)	129,283
Amortization of intangibles	172	1,044	142	—	1,358
Depreciation expense	4,081	4,775	302	—	9,158
Loss on early extinguishment of debt	430	—	—	—	430
Other operating expenses	71,432	121,218	16,600	(69)	209,181
Income tax (benefit) expense	(2,709)	19,069	5,079	27	21,466

Net (loss) income	$(4,996)	$29,420	$8,625	$39	$33,088

Segment assets	$16,376,017	$23,431,824	$622,672	$(8,246,918)	$32,183,595

For the six months ended June 30, 2010
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$176,512	$305,428	$4,890	$132	$486,962
Provision for loan losses	150,717	79,922	—	—	230,639
Non-interest income	66,030	103,338	48,475	109	217,952
Amortization of intangibles	200	1,828	281	—	2,309
Depreciation expense	8,043	9,783	607	—	18,433
Loss on early extinguishment of debt	978	—	—	—	978
Other operating expenses	117,917	226,049	30,834	(141)	374,659
Income tax (benefit) expense	(17,521)	30,032	7,890	156	20,557

Net (loss) income	$(17,792)	$61,152	$13,753	$226	$57,339

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2011

For the quarter ended June 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$74,201	$400	$—	$74,601
Provision for loan losses	18,306	6,687	—	24,993
Non-interest income	18,354	773	—	19,127
Amortization of intangibles	680	—	—	680
Depreciation expense	1,853	—	—	1,853
Other operating expenses	58,085	4,623	—	62,708
Income tax expense	934	—	—	934

Net income ( loss)	$12,697	$(10,137)	$—	$2,560

Segment assets	$9,578,377	$451,472	$(1,134,813)	$8,895,036

For the six months ended June 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$148,501	$914	$—	$149,415
Provision for loan losses	18,911	14,145	—	33,056
Non-interest income	35,728	816	—	36,544
Amortization of intangibles	1,360	—	—	1,360
Depreciation expense	3,844	—	—	3,844
Other operating expenses	114,040	6,895	—	120,935
Income tax expense	1,872	—	—	1,872

Net income ( loss)	$44,202	$(19,310)	$—	$24,892

2010

For the quarter ended June 30, 2010
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$74,664	$659	$—	$75,323
Provision for loan losses	66,285	13,706	—	79,991
Non-interest income (loss)	20,882	(4,956)	—	15,926
Amortization of intangibles	910	—	—	910
Depreciation expense	2,174	276	—	2,450
Other operating expenses	63,347	1,576	—	64,923
Income tax expense	798	—	—	798

Net loss	$(37,968)	$(19,855)	$—	$(57,823)

Segment assets	$10,518,983	$494,622	$(1,155,740)	$9,857,865

For the six months ended June 30, 2010
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$152,040	$2,193	$(56)	$154,177
Provision for loan losses	185,991	25,828	—	211,819
Non-interest income (loss)	39,067	(6,582)	—	32,485
Amortization of intangibles	1,820	—	—	1,820
Depreciation expense	4,354	527	—	4,881
Other operating expenses	125,068	3,483	—	128,551
Income tax expense	1,584	—	—	1,584

Net loss	$(127,710)	$(34,227)	$(56)	$(161,993)

Geographic Information

	Quarter ended		Six months ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:[1]
Puerto Rico	$387,091	$397,087	$783,340	$705,667
United States	87,809	87,334	176,213	176,972
Other	23,802	29,001	46,876	57,566

Total consolidated revenues	$498,702	$513,422	$1,006,429	$940,205

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain on sale and valuation adjustments of investment securities, trading account profit, net gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share income, fair value change in equity appreciation instrument and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Puerto Rico
Total assets	$28,711,644	$28,464,243	$31,111,794
Loans	18,708,521	18,729,654	18,858,989
Deposits	20,393,713	19,149,753	18,784,350
United States
Total assets	$9,041,616	$9,087,737	$9,974,846
Loans	6,240,633	6,978,007	7,921,222
Deposits	6,443,794	6,566,710	7,250,120
Other
Total assets	$1,260,082	$1,170,982	$1,261,199
Loans	834,161	751,194	841,610
Deposits [1]	1,122,922	1,045,737	1,079,103

[1]	Represents deposits from BPPR operations located in the US and British Virgin Islands.

Note 31 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to June 30, 2011. Such evaluation resulted in no adjustments in the consolidated financial statements for the quarter ended June 30, 2011.

Certain Regulatory Matters

On July 25, 2011 the Corporation and Banco Popular de Puerto Rico (“BPPR”) entered into a Memorandum of Understanding (the “Corporation/BPPR MOU”) with the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Office of the Commissioner”). On July 25, 2011 Banco Popular North America (“BPNA”) entered into a Memorandum of Understanding (the “BPNA MOU” and collectively with the Corporation/BPPR MOU, the “MOUs”) with the FRB-NY and the New York State Banking Department (the “Banking Department”). The MOUs provide, among other things, for the Corporation and BPPR to take steps to improve their credit risk management practices, for BPNA to take steps to improve its asset quality, and for the Corporation, BPPR, and BPNA to develop strategic plans to improve earnings and to develop capital plans. The Corporation does not expect the capital plans to require the Corporation to maintain capital ratios in excess of those it currently has achieved. The MOUs require BPPR to obtain approval from the Office of the Commissioner and the Federal Reserve System prior to declaring or paying dividends or incurring, increasing or guaranteeing debt, require BPNA to obtain approval from the Banking Department and the Federal Reserve System prior to declaring or paying dividends, and require the Corporation to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt, or making any distributions on its Trust Preferred Securities or subordinated debt.

In connection with the resumption of payment of monthly dividends on its Preferred Stock, in December 2010, the Corporation committed to the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under the Corporation’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by the Corporation. It is currently anticipated that the Corporation will receive approval from the Federal Reserve System to make dividend payments on its Preferred Stock subject to the same commitments in the future, but there can be no assurance that such approvals will continue to be received. It is anticipated that sufficient Common Stock will be issued under those plans to cover the dividend payments.

Subsequent to entering into the MOU the Corporation received approval from the Federal Reserve System to pay regularly scheduled dividends on its Preferred Stock and distributions on its Trust Preferred Securities through September 30, 2011. The Corporation has no current intention to seek approval to resume dividend payments on its Common Stock.

Note 32 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2011, December 31, 2010 and June 30, 2010, and the results of their operations and cash flows for periods ended June 30, 2011 and 2010.

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

A source of income for PIHC consists of dividends from BPPR. Under the existing federal banking regulations, the prior approval of the Federal Reserve System is required for any dividend from BPPR or BPNA to the PIHC if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at June 30, 2011, BPPR could have declared a dividend of approximately $197 million (June 30, 2010 - $96 million; December 31, 2010 - $78 million). However, as disclosed in Note 31, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the prior approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidated Statement of Condition (Unaudited)

	At June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
ASSETS
Cash and due from banks	$4,781	$1,426	$273	$588,171	$(6,686)	$587,965
Money market investments	64	12,778	262	1,383,750	(12,962)	1,383,892
Trading account securities, at fair value	—	—	—	785,842	—	785,842
Investment securities available-for-sale, at fair value	37,362	3,660	—	5,366,431	(17,962)	5,389,491
Investment securities held-to-maturity, at amortized cost	197,362	1,000	—	116,548	(185,000)	129,910
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	159,217	—	174,560
Investment in subsidiaries	4,020,454	1,152,668	1,614,772	—	(6,787,894)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	509,046	—	509,046

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	291,393	—	—	20,730,222	($260,269)	20,761,346
Loans covered under loss sharing agreements with the FDIC	—	—	—	4,616,575	—	4,616,575
Less - Unearned income	—	—	—	103,652	—	103,652
Allowance for loan losses	8	—	—	746,839	—	746,847

Total loans held-in-portfolio, net	291,385	—	—	24,496,306	(260,269)	24,527,422

FDIC loss share asset	—	—	—	2,350,176	—	2,350,176
Premises and equipment, net	2,741	—	120	535,009	—	537,870
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	162,419	—	162,419
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	74,803	—	74,803
Accrued income receivable	1,258	8	112	140,633	(31)	141,980
Mortgage servicing assets, at fair value	—	—	—	162,619	—	162,619
Other assets	225,728	71,395	15,290	1,100,723	(19,293)	1,393,843
Goodwill	—	—	—	647,318	—	647,318
Other intangible assets	554	—	—	53,632	—	54,186

Total assets	$4,792,539	$1,242,936	$1,635,321	$38,632,643	$(7,290,097)	$39,013,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$5,386,528	$(22,524)	$5,364,004
Interest bearing	—	—	—	22,609,540	(13,115)	22,596,425

Total deposits	—	—	—	27,996,068	(35,639)	27,960,429

Federal funds purchased and assets sold under agreements to repurchase	—	—	—	2,570,322	—	2,570,322
Other short-term borrowings	—	—	13,400	372,102	(234,200)	151,302
Notes payable	747,817	—	427,243	2,248,226	—	3,423,286
Subordinated notes	—	—	—	185,000	(185,000)	—
Other liabilities	80,654	5,346	42,803	861,724	(46,592)	943,935

Total liabilities	828,471	5,346	483,446	34,233,442	(501,431)	35,049,274

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,242	4,066	2	51,564	(55,632)	10,242
Surplus	4,089,382	4,092,743	4,103,208	5,857,287	(14,044,711)	4,097,909
Accumulated deficit	(219,845)	(2,874,741)	(2,994,502)	(1,570,058)	7,430,774	(228,372)
Treasury stock, at cost	(642)	—	—	—	—	(642)
Accumulated other comprehensive income, net of tax	34,771	15,522	43,167	60,408	(119,097)	34,771

Total stockholders’ equity	3,964,068	1,237,590	1,151,875	4,399,201	(6,788,666)	3,964,068

Total liabilities and stockholders’ equity	$4,792,539	$1,242,936	$1,635,321	$38,632,643	$(7,290,097)	$39,013,342

Condensed Consolidated Statement of Condition (Unaudited)

	At December 31, 2010
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
ASSETS
Cash and due from banks	$1,638	$618	$1,576	$451,723	$(3,182)	$452,373
Money market investments	1	7,512	261	979,232	(7,711)	979,295
Trading account securities, at fair value	—	—	—	546,713	—	546,713
Investment securities available-for-sale, at fair value	35,263	3,863	—	5,216,013	(18,287)	5,236,852
Investment securities held-to-maturity, at amortized cost	210,872	1,000	—	95,482	(185,000)	122,354
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,170	—	163,513
Investment in subsidiaries	3,836,258	1,096,907	1,578,986	—	(6,512,151)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	893,938	—	893,938

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	476,082	1,285	—	20,798,876	(441,967)	20,834,276
Loans covered under loss sharing agreements with the FDIC	—	—	—	4,836,882	—	4,836,882
Less - Unearned income	—	—	—	106,241	—	106,241
Allowance for loan losses	60	—	—	793,165	—	793,225

Total loans held-in-portfolio, net	476,022	1,285	—	24,736,352	(441,967)	24,771,692

FDIC loss share asset	—	—	—	2,318,183	—	2,318,183
Premises and equipment, net	2,830	—	122	542,501	—	545,453
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	161,496	—	161,496
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	57,565	—	57,565
Accrued income receivable	1,510	33	111	149,101	(97)	150,658
Mortgage servicing assets, at fair value	—	—	—	166,907	—	166,907
Other assets	246,209	86,116	15,105	1,127,870	(25,413)	1,449,887
Goodwill	—	—	—	647,387	—	647,387
Other intangible assets	554	—	—	58,142	—	58,696

Total assets	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$4,961,417	$(22,096)	$4,939,321
Interest bearing	—	—	—	21,830,669	(7,790)	21,822,879

Total deposits	—	—	—	26,792,086	(29,886)	26,762,200

Federal funds purchased and assets sold under agreements to repurchase	—	—	—	2,412,550	—	2,412,550
Other short-term borrowings	—	—	32,500	743,922	(412,200)	364,222
Notes payable	835,793	—	430,121	2,905,554	(1,285)	4,170,183
Subordinated notes	—	—	—	185,000	(185,000)	—

Other liabilities	185,683	3,921	47,169	1,028,614	(52,111)	1,213,276

Total liabilities	1,021,476	3,921	509,790	34,067,726	(680,482)	34,922,431

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,229	4,066	2	51,633	(55,701)	10,229
Surplus	4,085,478	4,158,157	4,066,208	5,862,091	(14,077,929)	4,094,005
Accumulated deficit	(338,801)	(2,958,347)	(3,000,682)	(1,714,659)	7,665,161	(347,328)
Treasury stock, at cost	(574)	—	—	—	—	(574)
Accumulated other comprehensive (loss) income, net of tax	(5,961)	(10,462)	25,335	29,984	(44,857)	(5,961)

Total stockholders’ equity	3,800,531	1,193,414	1,090,863	4,229,049	(6,513,326)	3,800,531

Total liabilities and stockholders’ equity	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

Condensed Consolidated Statement of Condition (Unaudited)

	At June 30, 2010
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
ASSETS
Cash and due from banks	$825	$295	$735	$744,990	$(2,076)	$744,769
Money market investments	51	5,903	299	2,444,104	(6,148)	2,444,209
Trading account securities, at fair value	—	—	—	401,543	—	401,543
Investment securities available-for-sale, at fair value	—	3,373	—	6,479,276	(1,462)	6,481,187
Investment securities held-to-maturity, at amortized cost	395,797	1,000	—	182,619	(370,000)	209,416
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	137,219	—	152,562
Investment in subsidiaries	3,820,737	812,321	1,269,857	—	(5,902,915)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	101,251	—	101,251

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	366,632	—	—	22,568,799	(360,700)	22,574,731
Loans covered under loss sharing agreements with the FDIC	—	—	—	5,055,750	—	5,055,750
Less - Unearned income	—	—	—	109,911	—	109,911
Allowance for loan losses	60	—	—	1,276,956	—	1,277,016

Total loans held-in-portfolio, net	366,572	—	—	26,237,682	(360,700)	26,243,554

FDIC loss share asset	—	—	—	2,330,406	—	2,330,406
Premises and equipment, net	3,166	—	123	570,652	—	573,941
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	142,372	—	142,372
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	55,176	—	55,176
Accrued income receivable	131	5	111	151,039	(41)	151,245
Mortgage servicing assets, at fair value	—	—	—	171,994	—	171,994
Other assets	44,262	77,812	17,984	1,287,668	(38,422)	1,389,304
Goodwill	—	—	—	691,190	—	691,190
Other intangible assets	554	—	—	63,166	—	63,720

Total assets	$4,642,945	$900,710	$1,293,601	$42,192,347	$(6,681,764)	$42,347,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$4,795,414	$(2,076)	$4,793,338
Interest bearing	—	—	—	22,326,383	(6,148)	22,320,235

Total deposits	—	—	—	27,121,797	(8,224)	27,113,573

Federal funds purchased and assets sold under agreements to repurchase	—	—	—	2,307,194	—	2,307,194
Other short-term borrowings	1,500	—	20,000	340,463	(360,700)	1,263
Notes payable	999,698	—	429,983	6,808,596	—	8,238,277
Subordinated notes	—	—	—	370,000	(370,000)	—
Other liabilities	26,960	1,838	43,955	1,040,194	(40,202)	1,072,745

Total liabilities	1,028,158	1,838	493,938	37,988,244	(779,126)	38,733,052

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,229	3,961	2	53,351	(57,314)	10,229
Surplus	4,085,901	3,666,984	3,566,208	5,485,877	(12,710,541)	4,094,429
Accumulated deficit	(605,435)	(2,764,377)	(2,797,501)	(1,445,380)	6,998,730	(613,963)
Treasury stock, at cost	(518)	—	—	—	—	(518)
Accumulated other comprehensive income (loss), net of tax	74,450	(7,696)	30,954	110,255	(133,513)	74,450

Total stockholders’ equity	3,614,787	898,872	799,663	4,204,103	(5,902,638)	3,614,787

Total liabilities and stockholders’ equity	$4,642,945	$900,710	$1,293,601	$42,192,347	$(6,681,764)	$42,347,839

Condensed Statement of Operations (Unaudited)

	Quarter ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
INTEREST INCOME:
Loans	$2,038	$—	$—	$441,940	$(1,518)	$442,460
Money market investments	5	31	2	954	(66)	926
Investment securities	4,031	15	80	52,817	(3,220)	53,723
Trading account securities	—	—	—	9,790	—	9,790

Total interest income	6,074	46	82	505,501	(4,804)	506,899

INTEREST EXPENSE:
Deposits	—	—	—	70,758	(86)	70,672
Short-term borrowings	28	—	242	14,554	(1,105)	13,719
Long-term debt	22,784	—	7,687	20,419	(2,924)	47,966

Total interest expense	22,812	—	7,929	105,731	(4,115)	132,357

Net interest (expense) income	(16,738)	46	(7,847)	399,770	(689)	374,542
Provision for loan losses	—	—	—	144,317	—	144,317

Net interest (expense) income after provision for loan losses	(16,738)	46	(7,847)	255,453	(689)	230,225

Service charges on deposit accounts	—	—	—	46,802	—	46,802
Other service fees	—	—	—	62,993	(4,686)	58,307
Net loss on sale and valuation adjustments of investment securities	—	—	—	(90)	—	(90)
Trading account profit	—	—	—	874	—	874
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	(12,782)	—	(12,782)
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(9,454)	—	(9,454)
FDIC loss share income	—	—	—	38,670	—	38,670
Fair value change in equity appreciation instrument	—	—	—	578	—	578
Other operating income (loss)	2,169	5,304	(308)	6,812	(12,722)	1,255

Total non-interest income (loss)	2,169	5,304	(308)	134,403	(17,408)	124,160

OPERATING EXPENSES:
Personnel costs	7,006	89	—	103,864	—	110,959
Net occupancy expenses	898	9	—	24,169	881	25,957
Equipment expenses	808	1	—	9,952	—	10,761
Other taxes	332	—	—	14,291	—	14,623
Professional fees	3,846	92	4	63,778	(18,241)	49,479
Communications	112	—	4	7,072	—	7,188
Business promotion	385	—	—	10,947	—	11,332
FDIC deposit insurance	—	—	—	27,682	—	27,682
Loss on early extinguishment of debt	—	—	—	289	—	289
Other real estate owned (OREO) expenses	—	—	—	6,440	—	6,440
Other operating expenses	(14,036)	100	111	29,256	(596)	14,835
Amortization of intangibles	—	—	—	2,255	—	2,255

Total operating expenses	(649)	291	119	299,995	(17,956)	281,800

(Loss) income before income tax and equity in earnings (losses) of subsidiaries	(13,920)	5,059	(8,274)	89,861	(141)	72,585
Income tax expense (benefit)	1,111	1,000	—	(40,208)	(3)	(38,100)

(Loss) income before equity in earnings (losses) of subsidiaries	(15,031)	4,059	(8,274)	130,069	(138)	110,685
Equity in undistributed earnings (losses) of subsidiaries	125,716	(8,946)	(955)	—	(115,815)	—

NET INCOME (LOSS)	$110,685	$(4,887)	$(9,229)	$130,069	$(115,953)	$110,685

Condensed Statement of Operations

(Unaudited)

	Six months ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
INTEREST INCOME:
Loans	$5,058	$16	$—	$864,666	$(3,905)	$865,835
Money market investments	5	47	3	1,923	(105)	1,873
Investment securities	8,161	22	161	104,196	(6,442)	106,098
Trading account securities	—	—	—	18,544	—	18,544

Total interest income	13,224	85	164	989,329	(10,452)	992,350

INTEREST EXPENSE:
Deposits	—	—	—	147,798	(247)	147,551
Short-term borrowings	50	—	556	30,110	(2,982)	27,734
Long-term debt	48,332	—	15,287	41,397	(5,852)	99,164

Total interest expense	48,382	—	15,843	219,305	(9,081)	274,449

Net interest (expense) income	(35,158)	85	(15,679)	770,024	(1,371)	717,901
Provision for loan losses	—	—	—	219,636	—	219,636

Net interest (expense) income after provision for loan losses	(35,158)	85	(15,679)	550,388	(1,371)	498,265

Service charges on deposit accounts	—	—	—	92,432	—	92,432
Other service fees	—	—	—	125,033	(8,074)	116,959
Net loss on sale and valuation adjustments of investment securities	—	—	—	(90)	—	(90)
Trading account profit	—	—	—	375	—	375
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	(5,538)	—	(5,538)
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(19,302)	—	(19,302)
FDIC loss share income	—	—	—	54,705	—	54,705
Fair value change in equity appreciation instrument	—	—	—	8,323	—	8,323
Other operating income	20,354	25,248	1,388	19,687	(26,013)	40,664

Total non-interest income	20,354	25,248	1,388	275,625	(34,087)	288,528

OPERATING EXPENSES:
Personnel costs	13,862	173	—	203,064	—	217,099
Net occupancy expenses	1,704	17	1	47,055	1,766	50,543
Equipment expenses	1,580	3	—	21,214	—	22,797
Other taxes	662	—	—	25,933	—	26,595
Professional fees	6,672	117	6	126,202	(36,830)	96,167
Communications	234	5	9	14,150	—	14,398
Business promotion	808	—	—	20,384	—	21,192
FDIC deposit insurance	—	—	—	45,355	—	45,355
Loss on early extinguishment of debt	8,000	—	—	528	—	8,528
Other real estate owned (OREO) expenses	—	—	—	8,651	—	8,651
Other operating expenses	(25,517)	8,568	221	58,839	(1,097)	41,014
Amortization of intangibles	—	—	—	4,510	—	4,510

Total operating expenses	8,005	8,883	237	575,885	(36,161)	556,849

(Loss) income before income tax and equity in earnings of subsidiaries	(22,809)	16,450	(14,528)	250,128	703	229,944

Income tax expense (benefit)	3,137	4,462	(264)	101,491	301	109,127

(Loss) income before equity in earnings of subsidiaries	(25,946)	11,988	(14,264)	148,637	402	120,817
Equity in undistributed earnings of subsidiaries	146,763	7,719	20,444	—	(174,926)	—

NET INCOME	$120,817	$19,707	$6,180	$148,637	$(174,524)	$120,817

Condensed Statement of Operations

(Unaudited)

	Quarter ended June 30, 2010
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
INTEREST INCOME:
Loans	$2,141	$—	$—	$420,789	$(1,920)	$421,010
Money market investments	50	10	1	1,893	(61)	1,893
Investment securities	6,274	8	80	62,401	(5,848)	62,915
Trading account securities	—	—	—	6,599	—	6,599

Total interest income	8,465	18	81	491,682	(7,829)	492,417

INTEREST EXPENSE:
Deposits	—	—	—	90,625	(10)	90,615
Short-term borrowings	10	—	91	17,423	(1,972)	15,552
Long-term debt	29,511	—	7,650	40,504	(6,010)	71,655

Total interest expense	29,521	—	7,741	148,552	(7,992)	177,822

Net interest (expense) income	(21,056)	18	(7,660)	343,130	163	314,595
Provision for loan losses	—	—	—	202,258	—	202,258

Net interest (expense) income after provision for loan losses	(21,056)	18	(7,660)	140,872	163	112,337

Service charges on deposit accounts	—	—	—	50,679	—	50,679
Other service fees	—	—	—	105,770	(2,045)	103,725
Net gain on sale and valuation adjustments of investment securities	—	—	—	397	—	397
Trading account profit	—	—	—	2,464	—	2,464
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	5,078	—	5,078
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(14,389)	—	(14,389)
FDIC loss share expense	—	—	—	(15,037)	—	(15,037)
Fair value change in equity appreciation instrument	—	—	—	24,394	—	24,394
Other operating (loss) income	(693)	4,997	(248)	38,534	(1,074)	41,516

Total non-interest (loss) income	(693)	4,997	(248)	197,890	(3,119)	198,827

OPERATING EXPENSES:
Personnel costs	6,346	120	—	131,876	(310)	138,032
Net occupancy expenses	757	11	—	28,290	—	29,058
Equipment expenses	740	—	—	24,606	—	25,346
Other taxes	457	—	—	12,002	—	12,459
Professional fees	3,583	3	3	31,259	(623)	34,225
Communications	112	5	5	11,220	—	11,342
Business promotion	269	—	—	9,935	—	10,204
FDIC deposit insurance	—	—	—	17,393	—	17,393
Loss on early extinguishment of debt	—	—	—	430	—	430
Other real estate owned (OREO) expenses	19	—	—	14,603	—	14,622
Other operating expenses	(12,151)	(99)	108	45,420	(428)	32,850
Amortization of intangibles	—	—	—	2,455	—	2,455

Total operating expenses	132	40	116	329,489	(1,361)	328,416

(Loss) income before income tax and equity in losses of subsidiaries	(21,881)	4,975	(8,024)	9,273	(1,595)	(17,252)

Income tax (benefit) expense	(1,616)	1,791	—	27,095	(33)	27,237

(Loss) income before equity in losses of subsidiaries	(20,265)	3,184	(8,024)	(17,822)	(1,562)	(44,489)
Equity in undistributed losses of subsidiaries	(24,224)	(66,736)	(59,613)	—	150,573	—

NET LOSS	$(44,489)	$(63,552)	$(67,637)	$(17,822)	$149,011	$(44,489)

Condensed Statement of Operations

(Unaudited)

	Six months ended June 30, 2010
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$87,400	$7,500	$—	$—	$(94,900)	$—
Loans	3,084	—	—	775,297	(2,722)	775,659
Money market investments	50	222	1	2,935	(273)	2,935
Investment securities	13,440	17	161	126,913	(12,690)	127,841
Trading account securities	—	—	—	13,177	—	13,177

Total interest and dividend income	103,974	7,739	162	918,322	(110,585)	919,612

INTEREST EXPENSE:
Deposits	—	—	—	183,811	(222)	183,589
Short-term borrowings	38	—	122	33,409	(2,758)	30,811
Long-term debt	59,746	—	15,325	59,659	(13,030)	121,700

Total interest expense	59,784	—	15,447	276,879	(16,010)	336,100

Net interest income (expense)	44,190	7,739	(15,285)	641,443	(94,575)	583,512
Provision for loan losses	—	—	—	442,458	—	442,458

Net interest income (expense) after provision for loan losses	44,190	7,739	(15,285)	198,985	(94,575)	141,054

Service charges on deposit accounts	—	—	—	101,257	—	101,257
Other service fees	—	—	—	207,648	(2,603)	205,045
Net gain on sale and valuation adjustments of investment securities	—	—	—	478	—	478
Trading account profit	—	—	—	2,241	—	2,241
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	10,146	—	10,146
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(31,679)	—	(31,679)
FDIC loss share expense	—	—	—	(15,037)	—	(15,037)
Fair value change in equity appreciation instrument	—	—	—	24,394	—	24,394
Other operating income (loss)	1,216	11,561	(1,474)	49,767	(1,222)	59,848

Total non-interest income (loss)	1,216	11,561	(1,474)	349,215	(3,825)	356,693

OPERATING EXPENSES:
Personnel costs	12,533	219	—	246,611	(399)	258,964
Net occupancy expenses	1,407	18	1	56,508	—	57,934
Equipment expenses	1,440	—	—	47,359	—	48,799
Other taxes	824	—	—	23,939	—	24,763
Professional fees	6,952	7	6	55,549	(1,240)	61,274
Communications	233	11	5	21,865	—	22,114
Business promotion	442	—	—	18,057	—	18,499
FDIC deposit insurance	—	—	—	32,711	—	32,711
Loss on early extinguishment of debt	—	—	—	978	—	978
Other real estate owned (OREO) expenses	19	—	—	19,306	—	19,325
Other operating expenses	(23,067)	(199)	216	83,464	(950)	59,464
Amortization of intangibles	—	—	—	4,504	—	4,504

Total operating expenses	783	56	228	610,851	(2,589)	609,329

Income (loss) before income tax and equity in losses of subsidiaries	44,623	19,244	(16,987)	(62,651)	(95,811)	(111,582)
Income tax (benefit) expense	(1,639)	1,801	—	17,618	182	17,962

Income (loss) before equity in losses of subsidiaries	46,262	17,443	(16,987)	(80,269)	(95,993)	(129,544)
Equity in undistributed losses of subsidiaries	(175,806)	(176,118)	(152,994)	—	504,918	—

NET LOSS	$(129,544)	$(158,675)	$(169,981)	$(80,269)	$408,925	$(129,544)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	For the six months ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$120,817	$19,707	$6,180	$148,637	$(174,524)	$120,817

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(146,763)	(7,719)	(20,444)	—	174,926	—
Depreciation and amortization of premises and equipment	395	—	2	23,053	—	23,450
Provision for loan losses	—	—	—	219,636	—	219,636
Amortization of intangibles	—	—	—	4,510	—	4,510
Impairment losses on net assets to be disposed of	—	8,743	—	—	—	8,743
Fair value adjustments of mortgage servicing rights	—	—	—	16,249	—	16,249
Net amortization of premiums and deferred fees
(accretion of discounts)	12,015	—	122	(76,310)	(325)	(64,498)
Net loss on sale and valuation adjustment of investment securities	—	—	—	90	—	90
Fair value change in equity appreciation instrument	—	—	—	(8,323)	—	(8,323)
FDIC loss share income	—	—	—	(54,705)	—	(54,705)
FDIC deposit insurance expense	—	—	—	45,355	—	45,355
Net gain on disposition of premises and equipment	(1)	—	—	(1,991)	—	(1,992)
Net loss on sale of loans, including valuation adjustments on loans held for sale	—	—	—	5,538	—	5,538
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	19,302	—	19,302
(Earnings) losses from investments under the equity method	(12,619)	(11,788)	(1,388)	—	26,013	218
Gain on sale of equity method investment	(5,493)	(11,414)	—	—	—	(16,907)
Net disbursements on loans held-for-sale	—	—	—	(417,220)	—	(417,220)
Acquisitions of loans held-for-sale	—	—	—	(173,549)	—	(173,549)
Proceeds from sale of loans held-for-sale	—	—	—	65,667	—	65,667
Net decrease in trading securities	—	—	—	319,024	—	319,024
Net decrease (increase) in accrued income receivable	252	(9)	—	8,499	(66)	8,676
Net (increase) decrease in other assets	(2,003)	6,743	1,201	7,103	(30,009)	(16,965)
Net (decrease) increase in interest payable	(3,467)	—	459	1,993	66	(949)
Deferred income taxes	4,198	1,356	—	15,900	301	21,755
Net decrease in pension and other postretirement benefit obligations	—	—	—	(123,084)	—	(123,084)
Net decrease in other liabilities	(54,791)	(3,416)	(2,334)	(7,871)	3,029	(65,383)

Total adjustments	(208,277)	(17,504)	(22,382)	(111,134)	173,935	(185,362)

Net cash (used in) provided by operating activities	(87,460)	2,203	(16,202)	37,503	(589)	(64,545)

Cash flows from investing activities:
Net increase in money market investments	(62)	(5,267)	(1)	(404,519)	5,251	(404,598)
Purchases of investment securities:
Available-for-sale	—	—	—	(856,543)	—	(856,543)
Held-to-maturity	(37,093)	—	—	(27,265)	—	(64,358)
Other	—	—	—	(69,504)	—	(69,504)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	—	707,567	—	707,567
Held-to-maturity	50,613	—	—	1,460	—	52,073
Other	—	—	—	56,162	—	56,162
Proceeds from sale of investment securities available for sale	—	—	—	19,143	—	19,143
Proceeds from sale of other investment securities	—	—	—	2,294	—	2,294
Net repayments on loans	184,638	193	—	775,188	(180,413)	779,606
Proceeds from sale of loans	—	—	—	225,698	—	225,698
Acquisition of loan portfolios	—	—	—	(744,390)	—	(744,390)
Net proceeds from sale of equity method investments	(10,690)	42,193	—	—	—	31,503
Capital contribution to subsidiary	—	(37,000)	—	—	37,000	—
Mortgage servicing rights purchased	—	—	—	(860)	—	(860)
Acquisition of premises and equipment	(316)	—	—	(25,232)	—	(25,548)
Proceeds from sale of premises and equipment	11	—	—	9,836	—	9,847
Proceeds from sale of foreclosed assets	—	—	—	94,759	—	94,759

Net cash provided by (used in) investing activities	187,101	119	(1)	(236,206)	(138,162)	(187,149)

Cash flows from financing activities:
Net increase in deposits	—	—	—	1,204,005	(5,753)	1,198,252
Net increase in federal funds purchased and assets sold under agreements to repurchase	—	—	—	157,772	—	157,772
Net decrease in other short-term borrowings	—	—	(19,100)	(371,820)	178,000	(212,920)
Payments of notes payable	(100,000)	—	(3,000)	(1,074,306)	—	(1,177,306)
Proceeds from issuance of notes payable	—	—	—	419,500	—	419,500
Dividends paid	(1,861)	—	—	—	—	(1,861)
Proceeds from issuance of common stock	3,917	—	—	—	—	3,917
Treasury stock acquired	(68)	—	—	—	—	(68)
Return of capital	1,514	(1,514)	—	—	—	—
Capital contribution from parent	—	—	37,000	—	(37,000)	—

Net cash (used in) provided by financing activities	(96,498)	(1,514)	14,900	335,151	135,247	387,286

Net increase (decrease) in cash and due from banks	3,143	808	(1,303)	136,448	(3,504)	135,592
Cash and due from banks at beginning of period	1,638	618	1,576	451,723	(3,182)	452,373

Cash and due from banks at end of period	$4,781	$1,426	$273	$588,171	$(6,686)	$587,965

Condensed Consolidating Statement of Cash Flows (Unaudited)

	For the six months ended June 30, 2010
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net loss	$(129,544)	$(158,675)	$(169,981)	$(80,269)	$408,925	$(129,544)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	175,806	176,118	152,994	—	(504,918)	—
Depreciation and amortization of premises and equipment	389	—	2	30,368	—	30,759
Provision for loan losses	—	—	—	442,458	—	442,458
Amortization of intangibles	—	—	—	4,504	—	4,504
Fair value adjustments of mortgage servicing rights	—	—	—	9,577	—	9,577
Net amortization of premiums and deferred fees (accretion of discounts)	10,216	—	138	(62,148)	(325)	(52,119)
Net gain on sale and valuation adjustment of investment securities	—	—	—	(478)	—	(478)
Fair value change of equity appreciation instrument	—	—	—	(24,394)	—	(24,394)
FDIC loss share expense	—	—	—	15,037	—	15,037
FDIC deposit insurance expense	—	—	—	32,711	—	32,711
Net loss (gain) on disposition of premises and equipment	23	—	—	(2,094)	—	(2,071)
Net gain on sale of loans, including valuation adjustments on loans held for sale	—	—	—	(10,146)	—	(10,146)
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	31,679	—	31,679
(Earnings) losses from investments under the equity method	(1,216)	(11,561)	1,474	(2,355)	(855)	(14,513)
Net disbursements on loans held-for-sale	—	—	—	(312,489)	—	(312,489)
Acquisitions of loans held-for-sale	—	—	—	(133,798)	—	(133,798)
Proceeds from sale of loans held-for-sale	—	—	—	35,867	—	35,867
Net decrease in trading securities	—	—	—	396,940	—	396,940
Net (increase) decrease in accrued income receivable	(11)	122	21	10,712	(115)	10,729
Net (increase) decrease in other assets	(8,995)	5,602	1,703	9,487	(9,143)	(1,346)
Net increase (decrease) in interest payable	522	—	(54)	(18,149)	115	(17,566)
Deferred income taxes	(222)	—	—	(8,462)	181	(8,503)
Net increase in pension and other postretirement benefit obligations	—	—	—	1,627	—	1,627
Net (decrease) increase in other liabilities	(7,234)	1,798	(1,539)	(14,729)	9,676	(12,028)

Total adjustments	169,278	172,079	154,739	431,725	(505,384)	422,437

Net cash provided by (used in) operating activities	39,734	13,404	(15,242)	351,456	(96,459)	292,893

Cash flows from investing activities:
Net decrease (increase) in money market investments	—	50,241	(61)	(1,344,605)	(50,189)	(1,344,614)
Purchases of investment securities:
Available-for-sale	—	—	—	(542,506)	—	(542,506)
Held-to-maturity	(26,927)	—	—	(10,204)	—	(37,131)
Other	—	—	—	(13,076)	—	(13,076)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	—	818,380	—	818,380
Held-to-maturity	86,928	250	—	13,538	(60,000)	40,716
Other	—	—	—	83,272	—	83,272
Proceeds from sale of investment securities available for sale	—	—	—	19,484	—	19,484
Net repayments on loans	(257,000)	—	—	1,047,971	233,875	1,024,846
Proceeds from sale of loans	—	—	—	10,878	—	10,878
Acquisition of loan portfolios	—	—	—	(87,471)	—	(87,471)
Capital contribution to subsidiary	(845,000)	(245,000)	(245,000)	—	1,335,000	—
Cash received from acquisitions	—	—	—	261,311	—	261,311
Mortgage servicing rights purchased	—	—	—	(364)	—	(364)
Acquisition of premises and equipment	(826)	—	—	(26,335)	—	(27,161)
Proceeds from sale of premises and equipment	156	—	—	9,470	—	9,626
Proceeds from sale of foreclosed assets	74	—	—	68,984	—	69,058

Net cash (used in) provided by investing activities	(1,042,595)	(194,509)	(245,061)	308,727	1,458,686	285,248

Cash flows from financing activities:
Net decrease in deposits	—	—	—	(1,252,761)	50,542	(1,202,219)
Net decrease in federal funds purchased and assets sold under agreements to repurchase	—	—	—	(325,596)	—	(325,596)
Net (decrease) increase in other short-term borrowings	(22,725)	—	19,300	233,237	(235,875)	(6,063)
Payments of notes payable	(75,000)	—	(4,000)	(172,780)	62,000	(189,780)
Proceeds from issuance of notes payable	—	—	—	111,101	—	111,101
Dividends paid to parent company	—	(63,900)	—	(31,000)	94,900	—
Net proceeds from issuance of depository shares	1,100,740	—	—	—	1,618	1,102,358
Treasury stock acquired	(503)	—	—	—	—	(503)
Capital contribution from parent	—	245,000	245,000	845,000	(1,335,000)	—

Net cash provided by (used in) by financing activities	1,002,512	181,100	260,300	(592,799)	(1,361,815)	(510,702)

Net (decrease) increase in cash and due from banks	(349)	(5)	(3)	67,384	412	67,439
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$825	$295	$735	$744,990	$(2,076)	$744,769

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of Popular’s system infrastructures and transaction processing businesses.

OVERVIEW

The Corporation reported net income of $110.7 million for the quarter ended June 30, 2011, compared with a net loss of $44.5 million for the quarter ended June 30, 2010. Pre-tax income for the quarter ended June 30, 2011 amounted to $72.6 million, compared with a pre-tax loss of $17.3 million for the quarter ended June 30, 2010.

For the six months ended June 30, 2011, the Corporation’s net income and pre-tax income amounted to $120.8 million and $229.9 million, respectively, compared with a net loss and pre-tax loss of $129.5 million and $111.6 million, respectively, for the same period in 2010.

Main events for the quarter and six months ended June 30, 2011

Income taxes

•

The results for the second quarter of 2011 reflect a tax benefit of $59.6 million related to the timing of loan charge-offs for tax purposes. In May 2011, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) issued a private ruling to the Corporation (the “Ruling”) establishing the criteria to determine when a charge-off for accounting and financial reporting purposes should be reported as a deduction for tax purposes. On June 30, 2011, the P.R. Treasury and the Corporation signed a closing agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for the years 2009 and 2010 will be deferred until 2013 through 2016. As a result of the agreement, the Corporation made a payment of $89.4 million to the P.R. Treasury and recorded a tax benefit on its financial statements of $143 million, or $53.6 million net of the payment made to the P.R. Treasury, resulting from the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position for tax purposes in such years. Also, the Corporation recorded a tax benefit of $6.0 million related to the tax benefit of the exempt income for the first quarter of 2011. The effective tax rate for the Corporation’s Puerto Rico banking operations for 2011 is estimated at 22%.

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

Westernbank loans

•

The performance of the covered loan portfolio from the Westernbank transaction continues to exceed management’s expectations and has elevated the Corporation’s revenue-generating capacity at a time of limited loan demand. During the second quarter of 2011, the Corporation updated the cash flow estimates on the Westernbank acquired covered loan portfolio to reflect the current and expected credit performance of the portfolio. Management’s loan review during the quarter ended June 30, 2011 of the covered loan portfolio reflected that overall expected credit losses declined versus previous estimates. However, certain Westernbank loans in some of the loan pools did show increased expected losses, and the provision for loan losses was increased to reflect this increase in expected losses. During the quarter and six months ended June 30, 2011, the Corporation recognized $48.6 million and $64.2 million, respectively, in provision for loan losses on covered loans related to certain loan relationships. The negative effect of the provision to the Corporation’s results of operations before tax is approximately 20% of the covered loans related provision since the loss sharing agreement covers 80% of the losses and is included as part of FDIC loss share income in the statement of operations. Interest income derived from covered loans for the quarter and six months ended June 30, 2011 amounted to $115.9 million and $218.4 million, respectively, compared with $76.6 million for the quarter and six months ended June 30, 2010. The interest yield on covered loans was 9.91% for the quarter ended June 30, 2011, compared with 9.07% for the same quarter in the previous year. For the six months ended June 30, 2011, the yield on covered loans was 9.26% compared with 9.06% for the same period in 2010. Refer to Note 9 to the consolidated financial statements for a table presenting the changes in the carrying amount and the accretable yield of the covered loans accounted pursuant to ASC 310-30. The accretable yield will benefit prospectively from higher expected cash flows as credit losses are currently expected to be lower than initially estimated and loan defaults are expected to occur at a slower pace than originally projected, thus, producing higher interest cash inflows.

Assets subject to loss sharing agreements with the FDIC, including loans and other real estate owned, are identified as “covered” on the consolidated statements of condition and applicable notes to the consolidated financial statements. Loans acquired in the Westernbank FDIC-assisted transaction, except for credit cards, and other real estate owned are considered “covered” because the Corporation will be reimbursed for 80% of any future losses on these assets subject to the terms of the FDIC loss sharing agreements.

Loan sales and purchases

•

In the first quarter of 2011, the Corporation completed the sale of $457 million (legal balance) in U.S. non-conventional residential mortgage loans by Banco Popular North America that were reclassified to loans held-for-sale during the fourth quarter of 2010. This sale had a positive impact of approximately $16.4 million to the results of operations for the six months ended June 30, 2011, which included a gain on sale of loans of $2.6 million and a reduction of $13.8 million to the original write-down booked as part of the allowance for loan losses as a result of higher than anticipated pricing.

The Corporation continues to hold the construction and commercial loans from the BPPR reportable segment that were reclassified to held-for-sale in December 2010. Management continues to pursue transactions to sell these portfolios, which amounted to $399 million at June 30, 2011.

•

The Corporation continues to seek additional opportunities to acquire interest earning assets with appropriate risk profiles. During the second quarter of 2011, Popular completed its second bulk purchase of residential mortgage loans in the last six months, adding an additional $282 million in performing mortgages loans. The purchased loans, including the $236 million acquired in the first quarter, have an average FICO score of 718 and a loan-to-value (“LTV”) of 81%.

Other transactions for the six months ended June 30, 2011

•

During 2011, the Corporation completed the sale of its equity investment in the processing business of Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) with a positive impact in earnings of $16.7 million, net of tax, for the six months ended June 30, 2011. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010.

•

During the first quarter of 2011, the Corporation incurred prepayment penalties of $8.0 million on the early cancellation of $100 million in medium-term notes. Furthermore, in the second quarter of 2011, Popular North America, Inc. (“PNA”), the parent holding company of all of the Corporation’s U.S. mainland operations, exchanged $233.2 million in aggregate principal amount of the $275 million outstanding of 6.85% Senior Notes due 2012 for new notes, in order to extend their maturity and further improve the Corporation’s liquidity position.

•

During the six months ended June 30, 2011, the Corporation recognized impairment losses of $8.7 million related to the Corporation’s full write-off of its investment in Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”), the Corporation’s Venezuela processing subsidiary, as the Corporation has decided to wind down these operations.

The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended June 30, 2011 compared to the results of operations for the same quarter in 2010. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity. Table A provides selected financial data and performance indicators for the quarters ended June 30, 2011 and 2010.

Financial highlights:

•

Net interest income for the second quarter of 2011 increased by $61.4 million, on a taxable equivalent basis, compared with the second quarter of 2010. The net interest margin on a taxable equivalent basis increased from 3.77% for the quarter ended June 30, 2010 to 4.72% for the quarter ended June 30, 2011. Covered loans, which on average approximated $4.7 billion for the quarter ended June 30, 2011 contributed with interest income of $115.9 million for the quarter, compared with $76.6 million for the second quarter of 2010. The improvement in the net interest margin was mainly influenced by the yield contribution of the covered loans accompanied with a reduction in the cost of deposits. The favorable variance from the acquired covered loans was partially offset by a decline in the average volume of non-covered loans, principally in the commercial and construction loan portfolios. The reduction in the average balance of the note issued to the FDIC, which carries a 2.50% rate, also contributed to a reduction in interest expense. Also, there was a decrease in investment securities. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

The provision for loan losses for the quarter ended June 30, 2011 decreased by $57.9 million compared with the same quarter in the previous year. The lower provision for loan losses was mainly the result of lower provision required for the non-covered commercial, construction and mortgage loan portfolios, driven principally by: (i) the transfer during the fourth quarter of 2010 of $1.0 billion of commercial, construction and mortgage loans, primarily non-accruing loans, from the held-in-portfolio to held-for-sale category, and (ii) the downsizing of other portfolio segments of the Corporation, such as the legacy portfolio of the business lines exited at the BPNA reportable segment. This was offset by $48.6 million in provision for loan losses recorded during the quarter on the covered loans. Refer to the Credit Risk Management and Loan Quality section of this MD&A for information on the allowance for loan losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.

•

Non-interest income for the quarter ended June 30, 2011 decreased by $74.7 million, compared with the quarter ended June 30, 2010, mainly due to lower impact of the fair value changes in the FDIC equity appreciation instrument that expired in May 2011 without further exercise, lower other service fees, and the impact of lower of cost or fair value adjustments on loans held-for-sale, among other factors. These unfavorable variances were partially offset by higher FDIC loss share income. The variance in other service fees was principally because of lower processing, debit and credit card fees due to the sale of the processing and merchant banking business on September 30, 2010. Refer to the Non-Interest Income section of this MD&A for detailed information.

•

Operating expenses for the quarter ended June 30, 2011 decreased by $46.6 million compared with the same quarter of the previous year mainly due to lower personnel costs, equipment expenses, other real estate owned expenses and credit card processing, volume and interchange expenses, partially offset by higher professional fees, principally related to the sale of the processing and merchant banking business, and FDIC deposit insurance costs. The reduction in personnel costs was principally due to lower headcount due to the sale of the processing and merchant banking business in the third quarter of 2010. Refer to the Operating Expenses section of this MD&A for additional explanations.

•

Income tax benefit amounted to $38.1 million for the quarter ended June 30, 2011, compared with an income tax expense of $27.2 million for the same quarter of 2010. The decrease in income tax expense was primarily due to a tax benefit of $59.6 million recorded in June 2011 which was previously explained in this MD&A and in Note 28 to the consolidated financial statements. The Corporation also benefited in the second quarter of 2011 from a lower marginal corporate income tax rate due to the change in the Puerto Rico tax code.

•

Total assets amounted to $39.0 billion at June 30, 2011, compared with $38.7 billion at December 31, 2010. Total loans, including held-for-sale, declined $676 million, principally in commercial loans and mortgage loans held-for-sale, partially offset by higher volume of mortgage loans held-in-portfolio due to the loan purchases of performing mortgage loans previously described. The reduction in commercial loans was principally attributable to portfolio run-off and charge-offs, combined with soft loan origination volumes due to the weak Puerto Rico economy.

•

The allowance for loan losses on the non-covered loan portfolio decreased by $104 million from December 31, 2010 to June 30, 2011. It represented 3.34% of non-covered loans held-in-portfolio at June 30, 2011, compared with 3.83% at December 31, 2010. Non-covered loans refer to loans not covered by the FDIC loss sharing agreements. This decrease includes a reduction in the Corporation’s general allowance component of approximately $110 million, offset by an increase in the specific allowance component of approximately $6 million. The reduction in the general component of the allowance for loan losses for the quarter ended June 30, 2011, was primarily attributable to lower portfolio balances, principally commercial and construction loans, and reduced level of net charge-offs. The Corporation’s non-performing loans held-in-portfolio (non-covered) increased by $81 million from December 31, 2010 to June 30, 2011, reaching $1.7 billion or 8.0% of total non-covered loans held-in-portfolio at June 30, 2011. The increase in non-performing loans held-in-portfolio was driven by the commercial and residential mortgage loan portfolios of the BPPR reportable segment. Weak economic conditions in Puerto Rico have continued to adversely impact the commercial and residential mortgage loan delinquency rates. Non-performing construction loans within the BPPR reportable segment decreased as most of the portfolio is now classified as held-for-sale and a lower level of problem loans remaining as held-in-portfolio. Consumer and lease financing loans in non-performing status in the BPPR reportable segment continue to reflect signs of a stable credit performance. Non-performing loans in the BPNA reportable segment decreased from December 31, 2010 to June 30, 2011. Most loan portfolios within the BPNA reportable segment continue to show signs of credit stabilization. The Corporation’s allowance for loan losses at June 30, 2011 includes $57 million related to the covered loans. Refer to the Provision for Loan Losses and Credit Risk Management and Loan Quality sections of this MD&A for quantitative and qualitative credit information on the loan portfolios.

•

Refer to Table I in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits were $28.0 billion at June 30, 2011, compared with $26.8 billion at December 31, 2010. The increase in deposits was mostly associated with the deposits in trust, public funds and brokered certificates of deposit, partially offset by lower volume of retail certificates of deposit. The Corporation’s borrowings amounted to $6.1 billion at June 30, 2011, compared with $6.9 billion at December 31, 2010. The decrease in borrowings was mostly related to a reduction of $975 million in the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction. The Corporation has prepaid a significant amount of the note with proceeds from maturities and pay downs of investment securities.

•	Stockholders’ equity amounted to $4.0 billion at June 30, 2011, compared with $3.8 billion at December 31, 2010. The increase in stockholders’ equity was mostly due to earnings for the period.

•

The Corporation continues to be well-capitalized. The Corporation’s regulatory capital ratios improved from December 31, 2010 to June 30, 2011. The Tier 1 capital and Tier 1 common equity to risk-weighted assets stood at 15.22% and 11.53%, respectively, at June 30, 2011, compared with 14.54% and 10.95%, respectively, at December 31, 2010. The improvement in the Corporation’s regulatory capital ratios from December 31, 2010 to June 30, 2011 was principally due to: (i) balance sheet composition including the increase in lower risk-assets such as trading and investment securities and mortgage loans; and (ii) internal capital generation.

The Corporation will continue to manage credit costs and pursue transactions for its held-for-sale portfolios. The Corporation continues to seek opportunities to broaden its business through asset acquisitions that can be absorbed by its existing business platforms without undue added risk.

In August 2011, the Corporation announced it entered into a definitive asset purchase agreement with Citibank, N.A., to acquire the American Airlines co-branded credit card portfolio in Puerto Rico and the U.S. Virgin Islands, which represents approximately $130 million in balances and approximately 30,000 active accounts. Also, in July 2011, Popular announced that it entered into a definitive asset purchase agreement with Wells Fargo Advisors, LLC for the acquisition of certain assets and assumption of certain liabilities of Wells Fargo Advisors’ Puerto Rico branch. This transaction gives the opportunity to the Corporation to transition approximately 1,750 accounts with assets under management of approximately $500 million to Popular Securities. Both transactions closed during the third quarter of 2011.

Reflecting the diversity of BPNA’s business and to strengthen the commitment to serve all members of its community, the Corporation will continue rolling out a rebranding campaign. Pursuant to this campaign, which began in the Illinois region and will continue in the regions of California and Florida, BPNA will operate under the name “Popular Community Bank”.

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

Certain Regulatory Matters

On July 25, 2011, the Corporation and BPPR entered into a Memorandum of Understanding (the “Corporation/BPPR MOU”) with the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Office of the Commissioner”). On July 25, 2011, BPNA entered into a Memorandum of Understanding (the “BPNA MOU” and collectively with the Corporation/BPPR MOU, the “MOUs”) with the FRB-NY and the New York State Banking Department (the “Banking Department”). The MOUs provide, among other things, for the Corporation and BPPR to take steps to improve their credit risk management practices, for BPNA to take steps to improve its asset quality, and for the Corporation, BPPR, and BPNA to develop strategic plans to improve earnings and to develop capital plans. The Corporation does not expect the capital plans to require the Corporation to maintain capital ratios in excess of those it currently has achieved. The MOUs require BPPR to obtain approval from the Office of the Commissioner and the Federal Reserve System prior to declaring or paying dividends or incurring, increasing or guaranteeing debt; require BPNA to obtain approval from the Banking Department and the Federal Reserve System prior to declaring or paying dividends; and require the Corporation to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt, or making any distributions on its Trust Preferred Securities or subordinated debt.

In connection with the resumption of payment of monthly dividends on its Preferred Stock, in December 2010, the Corporation committed to the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under the Corporation’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by the Corporation. It is currently anticipated that the Corporation will receive approval from the Federal Reserve System to make dividend payments on its Preferred Stock subject to the same commitments in the future, but there can be no assurance that such approvals will continue to be received. It is anticipated that sufficient Common Stock will be issued under those plans to cover the dividend payments.

Subsequent to entering into the MOU, the Corporation received approval from the Federal Reserve System to pay regularly scheduled dividends on its Preferred Stock and distributions on its Trust Preferred Securities through September 30, 2011. The Corporation has no current intention to seek approval to resume dividend payments on its Common Stock.

TABLE A

Financial Highlights

Financial Condition Highlights	At June 30,			Average for the six months
(In thousands)	2011	2010	Variance	2011	2010	Variance
Money market investments	$1,383,892	$2,444,209	$(1,060,317)	$1,159,477	$1,557,657	$(398,180)
Investment and trading securities	6,479,803	7,244,708	(764,905)	6,383,995	7,186,905	(802,910)
Loans	25,783,315	27,621,821	(1,838,506)	25,887,785	24,713,009	1,174,776
Earning assets	33,647,010	37,310,738	(3,663,728)	33,431,257	33,457,571	(26,314)
Total assets	39,013,342	42,347,839	(3,334,497)	38,682,630	36,853,238	1,829,392
Deposits*	27,960,429	27,113,573	846,856	27,462,905	26,165,729	1,297,176
Borrowings	6,144,910	10,546,734	(4,401,824)	6,615,143	6,910,291	(295,148)
Stockholders’ equity	3,964,068	3,614,787	349,281	3,655,074	2,822,710	832,364

*	Average deposits exclude average derivatives.

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2011	2010	Variance	2011	2010	Variance
Net interest income	$374,542	$314,595	$59,947	$717,901	$583,512	$134,389
Provision for loan losses	144,317	202,258	(57,941)	219,636	442,458	(222,822)
Non-interest income	124,160	198,827	(74,667)	288,528	356,693	(68,165)
Operating expenses	281,800	328,416	(46,616)	556,849	609,329	(52,480)

Income (loss) before income tax	72,585	(17,252)	89,837	229,944	(111,582)	341,526
Income tax (benefit) expense	(38,100)	27,237	(65,337)	109,127	17,962	91,165

Net income (loss)	$110,685	$(44,489)	$155,174	$120,817	$(129,544)	$250,361

Net income (loss) applicable to common stock	$109,754	$(236,156)	$345,910	$118,956	$(321,211)	$440,167

Net income (loss) per common share - basic and diluted	$0.11	$(0.28)	$0.39	$0.12	$(0.43)	$0.55

	Second Quarter		Six months ended June 30,
Selected Statistical Information	2011	2010	2011	2010
Common Stock Data
Market price
High	$3.24	$4.02	$3.53	$4.02
Low	2.63	2.64	2.63	1.75
End	2.76	2.68	2.76	2.68
Book value per common share at period end	3.82	3.49	3.82	3.49
Profitability Ratios
Return on assets	1.15%	(0.45)%	0.63%	(0.71)%
Return on common equity	12.02	(6.17)	6.66	(9.92)
Net interest spread (taxable equivalent)	4.49	3.47	4.20	3.38
Net interest margin (taxable equivalent)	4.72	3.77	4.45	3.73
Capitalization Ratios
Average equity to average assets	9.60%	8.10%	9.45%	7.66%
Tier I capital to risk-weighted assets	15.22	12.72	15.22	12.72
Total capital to risk-weighted assets	16.50	14.01	16.50	14.01
Leverage ratio	10.19	8.90	10.19	8.90

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”)

The FASB issued Accounting Standards Update (“ASU”) 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU also do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

The amendments of this guidance are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. ASU 2011-05 should be applied retrospectively. Early adoption is permitted.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”)

The FASB issued ASU 2011-04 in May 2011. The amendment of this ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU modifies some fair value measurement principles and disclosure requirements including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, disclosing quantitative information about unobservable inputs used in Level 3 fair value measurements, and other additional disclosures about fair value measurements.

The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively and early application is not permitted.

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

FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)

The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and has not had an impact on the Corporation’s consolidated statements of condition or results of operations at June 30, 2011.

FASB Accounting Standards Update 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements as of and for the six months ended June 30, 2011.

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

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables B and C for the quarter and six months ended June 30, 2011, as compared with the same periods in 2010, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, have a temporary 5% tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each quarter and period reported. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter and six months ended June 30, 2011 included a favorable impact related to those items of $5.4 million and $10.5 million, respectively, compared to a favorable impact of $4.1 million and $8.0 million for the quarter and six months ended June 30, 2010, respectively. These figures exclude the discount accretion on covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30. The discount accretion on covered loans accounted for under ASC Subtopic 310-30 and 310-20 was $100.2 million and $9.1 million, respectively, for the quarter and $173.1 million and $33.6 million, respectively, for the six months ended June 30, 2011. The discount accretion on covered loans accounted for under ASC Subtopic 310-30 and 310-20 was $53.4 million and $19.5 million, respectively, for the quarter and six months ended June 30, 2010.

TABLE B

Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2011	2010	Variance	2011	2010	Variance		2011	2010	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,195	$2,216	$(1,021)	0.31%	0.34%	(0.03)%	Money market investments	$926	$1,894	$(968)	$(264)	$(704)
5,659	6,688	(1,029)	4.34	4.40	(0.06)	Investment securities	61,418	73,500	(12,082)	622	(12,704)
763	434	329	5.59	7.01	(1.42)	Trading securities	10,641	7,584	3,057	(1,777)	4,834

7,617	9,338	(1,721)	3.83	3.56	0.27	Total money market, investment and trading securities	72,985	82,978	(9,993)	(1,419)	(8,574)

						Loans:
11,827	13,562	(1,735)	4.93	4.94	(0.01)	Commercial and construction	145,244	167,116	(21,872)	(5,960)	(15,912)
583	639	(56)	8.85	8.68	0.17	Leasing	12,909	13,880	(971)	266	(1,237)
5,124	4,588	536	6.79	6.01	0.78	Mortgage	86,962	68,964	17,998	9,446	8,552
3,610	3,893	(283)	10.26	10.39	(0.13)	Consumer	92,343	100,858	(8,515)	(2,028)	(6,487)

21,144	22,682	(1,538)	6.40	6.20	0.20	Sub-total loans	337,458	350,818	(13,360)	1,724	(15,084)
4,686	3,385	1,301	9.91	9.07	0.84	Covered loans	115,897	76,613	39,284	7,666	31,618

25,830	26,067	(237)	7.03	6.57	0.46	Total loans	453,355	427,431	25,924	9,390	16,534

$33,447	$35,405	$(1,958)	6.31%	5.78%	0.53%	Total earning assets	$526,340	$510,409	$15,931	$7,971	$7,960

						Interest bearing deposits:
$5,353	$5,194	$159	0.63%	0.80%	(0.17)%	NOW and money market*	$8,371	$10,338	$(1,967)	$(2,177)	$210
6,257	5,970	287	0.64	0.93	(0.29)	Savings	10,012	13,850	(3,838)	(4,567)	729
10,990	10,999	(9)	1.91	2.42	(0.51)	Time deposits	52,289	66,427	(14,138)	(13,680)	(458)

22,600	22,163	437	1.25	1.64	(0.39)	Total deposits	70,672	90,615	(19,943)	(20,424)	481

2,745	2,346	399	2.00	2.66	(0.66)	Short-term borrowings	13,719	15,552	(1,833)	(3,871)	2,038
3,741	6,379	(2,638)	5.14	4.50	0.64	Medium and long-term debt	47,966	71,655	(23,689)	1,283	(24,972)

29,086	30,888	(1,802)	1.82	2.31	(0.49)	Total interest bearing liabilities	132,357	177,822	(45,465)	(23,012)	(22,453)
5,044	4,620	424				Non-interest bearing demand deposits
(683)	(103)	(580)				Other sources of funds

$33,447	$35,405	$(1,958)	1.59%	2.01%	(0.42)%	Total source of funds	132,357	177,822	(45,465)	(23,012)	(22,453)

			4.72%	3.77%	0.95%	Net interest margin

						Net interest income on a taxable equivalent basis	393,983	332,587	61,396	$30,983	$30,413

			4.49%	3.47%	1.02%	Net interest spread

						Taxable equivalent adjustment	19,441	17,992	1,449

						Net interest income	$374,542	$314,595	$59,947

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Net interest income on a taxable equivalent basis for the quarter ended June 30, 2011 increased $61.4 million when compared with the same period in 2010. The increase in net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2011, compared with the same period in 2010, was driven mostly by:

•	a decrease in deposit costs associated to both a low interest rate scenario and management actions to reduce deposit costs;

•	improved yield on mortgage loans related to two large whole loan purchases by the BPPR reportable segment involving $518 million in performing mortgage loans during the first six months on 2011; and a

•

higher yield on covered loans that resulted principally from higher accretion on loans accounted for under ASC Subtopic 310-30 by $46.8 million, partially offset by a reduction of $10.4 million on the discount accretion of covered loans accounted for under ASC Subtopic 310-20 due to their short-term nature. This impact is included in the line item “Covered loans” in Table B. The increase in the accretable yield for covered loans under ASC Subtopic 310-30 is due to one additional month in 2011 (acquisition was on April 30, 2010) and the impact of loan defaults coming in at a slower pace than originally projected, thus, producing higher interest income, and improved actual and expected cash flows on the majority of the loan pools to reflect improved expected credit performance of the portfolio.

All loan categories, except mortgage loans and covered loans, decreased in average volume for the quarter ended June 30, 2011 compared with the same quarter in 2010. The decline in the commercial and construction loan portfolios was principally due to loan repayments not being replaced with new loans at the same rate given the lower level of origination activity in the current economic environment, and the impact of loan charge-offs. The consumer loan portfolio shows a decrease due to the slowdown in the auto and consumer loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages. On the positive side, covered loans acquired in the Westernbank FDIC-assisted transaction with an increase of $1.3 billion in average loan volume for the second quarter of 2011 as compared to the same period in 2010, mostly related to the timing of the acquisition, mitigated the decrease in the volume of earning assets. Covered loans contributed $115.9 million to the Corporation’s interest income during second quarter 2011, compared to $76.6 million in the same period of 2010. Also, the increase in mortgage loans positively impacted interest income with good quality assets. Investment securities decreased in average volume as a result of maturities and prepayments of mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies, and to the sale of certain investment securities during the third quarter of 2010. The decrease was partially offset by the purchase of $753 million in investment securities by BPNA during the first quarter of 2011. The increase of $424 million in the average volume of demand deposits contributed to the improved net interest margin with no associated funding costs. Also, positively impacting net interest income is the prepayment of several high cost liabilities from July 2010 to June 2011 as part of the Corporation’s efforts to reduce funding costs, including $363 million in Federal Home Loan Bank advances and the early extinguishment of $100 million in medium-term notes. Also, there was a reduction of $2.0 billion in the average volume of the note issue to the FDIC which carries a 2.50% annual rate.

TABLE C

Analysis of Levels & Yields on a Taxable Equivalent Basis

Six months ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2011	2010	Variance	2011	2010	Variance		2011	2010	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,159	$1,558	$(399)	0.33%	0.38%	(0.05)%	Money market investments	$1,873	$2,936	$(1,063)	$(319)	$(744)
5,661	6,744	(1,083)	4.02	4.44	(0.42)	Investment securities	113,874	149,674	(35,800)	(11,610)	(24,190)
723	443	280	5.63	6.96	(1.33)	Trading securities	20,182	15,301	4,881	(3,353)	8,234

7,543	8,745	(1,202)	3.61	3.84	(0.23)	Total money market, investment and trading securities	135,929	167,911	(31,982)	(15,282)	(16,700)

						Loans:
11,973	13,854	(1,881)	4.85	4.95	(0.10)	Commercial and construction	287,733	340,158	(52,425)	(17,486)	(34,939)
587	648	(61)	8.93	8.70	0.23	Leasing	26,228	28,199	(1,971)	748	(2,719)
4,939	4,569	370	6.45	6.19	0.26	Mortgage	159,278	141,379	17,899	6,109	11,790
3,639	3,940	(301)	10.31	10.35	(0.04)	Consumer	186,049	202,257	(16,208)	(2,852)	(13,356)

21,138	23,011	(1,873)	6.28	6.23	0.05	Sub-total loans	659,288	711,993	(52,705)	(13,481)	(39,224)
4,750	1,702	3,048	9.26	9.06	0.20	Covered loans	218,445	76,613	141,832	838	140,994

25,888	24,713	1,175	6.82	6.42	0.40	Total loans	877,733	788,606	89,127	(12,643)	101,770

$33,431	$33,458	$(27)	6.10%	5.75%	0.35%	Total earning assets	$1,013,662	$956,517	$57,145	$(27,925)	$85,070

						Interest bearing deposits:
$5,166	$5,003	$163	0.67%	0.83%	(0.16)%	NOW and money market*	$17,286	$20,581	$(3,295)	$(3,759)	$464
6,249	5,750	499	0.73	0.91	(0.18)	Savings	22,570	25,976	(3,406)	(5,759)	2,353
11,063	10,912	151	1.96	2.53	(0.57)	Time deposits	107,695	137,032	(29,337)	(30,282)	945

22,478	21,665	813	1.32	1.71	(0.39)	Total deposits	147,551	183,589	(36,038)	(39,800)	3,762

2,744	2,410	334	2.04	2.58	(0.54)	Short-term borrowings	27,734	30,811	(3,077)	(5,983)	2,906
3,871	4,500	(629)	5.15	5.44	(0.29)	Medium and long-term debt	99,164	121,700	(22,536)	8,609	(31,145)

29,093	28,575	518	1.90	2.37	(0.47)	Total interest bearing liabilities	274,449	336,100	(61,651)	(37,174)	(24,477)
4,985	4,501	484				Non-interest bearing demand deposits
(647)	382	(1,029)				Other sources of funds

$33,431	$33,458	$(27)	1.65%	2.02%	(0.37)%	Total source of funds	274,449	336,100	(61,651)	(37,174)	(24,477)

			4.45%	3.73%	0.72%	Net interest margin

						Net interest income on a taxable equivalent basis	739,213	620,417	118,796	$9,249	$109,547

			4.20%	3.38%	0.82%	Net interest spread

						Taxable equivalent adjustment	21,312	36,905	(15,593)

						Net interest income	$717,901	$583,512	$134,389

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico

As shown in Table C, net interest income on a taxable equivalent basis for the six months ended June 30, 2011 had a positive variance of 72 basis points mostly due to the contribution to interest income of the covered loans as the results for the six months ended June 30, 2011 included six months versus two months in 2010 due to the timing of the business combination. Also, the increase in yield on covered loans was influenced by the variance in discount accretion as explained above, partially offset by the related funding costs. Covered loans contributed $218.4 million to the Corporation’s interest income during the six months ended June 30, 2011, compared with $76.6 million for the same period in 2010.

Furthermore, positively impacting net interest income was a reduction in the cost of interest bearing funds by 47 basis points, mainly deposits, associated to management actions to reduce funding costs as well as a sustained low interest rate environment that has impacted time deposit originations and rollovers. These positive variances were partially offset by the decrease in volume of commercial and consumer loans and investment securities as explained above. The decrease in the taxable equivalent adjustment for the six months ended June 30, 2011, compared with the previous year, relates to the reduction in Puerto Rico of the marginal income tax rate from 40.95% in 2010 to 30% as dictated by the 2010 income tax reform, and results from a lower benefit obtained from exempt assets.

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $144.3 million and $219.6 million for the quarter and six months ended June 30, 2011, respectively, compared with $202.3 million and $442.5 million for the same periods in 2010. The lower provision for loan losses for both periods in 2011, compared with 2010, was mainly the result of lower provision required for the non-covered commercial, construction and mortgage loan portfolios, driven principally by: (i) the transfer during the fourth quarter of 2010 of $1.0 billion of commercial, construction and mortgage loans, primarily non-accruing loans, from the held-in-portfolio to held-for-sale category, thus reducing the need to record provision for loan losses since loans held-for-sale are accounted for at lower of cost or fair value and were written down to fair value upon reclassification, and (ii) the downsizing of other portfolio segments of the Corporation, such as the legacy portfolio of the business lines exited at the BPNA reportable segment.

During the first quarter of 2011, the BPNA reportable segment completed the sale of $457 million (legal balance) in U.S. non-conventional residential mortgage loans that were reclassified to loans held-for-sale during the fourth quarter of 2010. The sale had a positive impact on the provision for loan losses of $13.8 million in the first quarter of 2011 since the benefit of improved pricing on the sale was classified as a reduction to the original write-down booked as part of the activity in the allowance for loan losses. The $13.8 million contributed to the favorable variance in the provision for loan losses for the six months ended June 30, 2011 when compared with the same period in 2010.

Partially offsetting such reductions in the provision for loan losses was the impact of the reserve requirement on covered loans during 2011. The Corporation’s provision for loan losses for the quarter and six months ended June 30, 2011 includes a provision for loans losses on covered loans of $48.6 million and $64.2 million, respectively, mainly driven by: (i) provisions of $43.6 million and $52.7 million for the three and six months ended June 30, 2011, respectively, on covered loans accounted for under ASC Subtopic 310-30, as certain loans pools, principally commercial real estate pools, reflected higher than expected credit deterioration, and (ii) provisions of $6.1 million and $10.9 million for the quarter and six months ended June 30, 2011, respectively, for covered loans accounted for under ASC Subtopic 310-20. No provision for loan losses was necessary to be recorded during the quarter and six months ended June 30, 2010 on the covered loans. When the Corporation records a provision for loan losses on the covered loans, it also records a benefit of 80% attributable to the FDIC loss sharing agreements, which is recorded in non-interest income.

Refer to the Credit Risk Management and Loan Quality Section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table D for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2011 and 2010.

TABLE D

Non-Interest Income

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Service charges on deposit accounts	$46,802	$50,679	$(3,877)	$92,432	$101,257	$(8,825)

Other service fees:
Debit card fees	13,795	29,176	(15,381)	26,720	55,769	(29,049)
Insurance fees	12,208	12,084	124	24,134	23,074	1,060
Credit card fees and discounts	11,792	26,013	(14,221)	22,368	49,310	(26,942)
Sale and administration of investment products	7,657	10,245	(2,588)	14,787	17,412	(2,625)
Mortgage servicing fees, net of fair value adjustments	2,269	2,822	(553)	8,529	14,181	(5,652)
Trust fees	4,110	3,651	459	7,605	6,634	971
Processing fees	1,740	14,170	(12,430)	3,437	28,132	(24,695)
Other fees	4,736	5,564	(828)	9,379	10,533	(1,154)

Total other service fees	58,307	103,725	(45,418)	116,959	205,045	(88,086)

Net gain on sale and valuation adjustments of investment securities	(90)	397	(487)	(90)	478	(568)
Trading account gain (loss)	874	2,464	(1,590)	375	2,241	(1,866)
Gain on sale of loans, including valuation adjustment on loans held-for-sale	(12,782)	5,078	(17,860)	(5,538)	10,146	(15,684)
Adjustment (expense) to indemnity reserves on loans sold	(9,454)	(14,389)	4,935	(19,302)	(31,679)	12,377
FDIC loss share income (expense)	38,670	(15,037)	53,707	54,705	(15,037)	69,742
Fair value change in equity appreciation instrument	578	24,394	(23,816)	8,323	24,394	(16,071)
Other operating income	1,255	41,516	(40,261)	40,664	59,848	(19,184)

Total non-interest income	$124,160	$198,827	$(74,667)	$288,528	$356,693	$(68,165)

The decrease in non-interest income for the quarter and six months ended June 30, 2011, when compared with the same periods of the previous year, was negatively impacted by the following factors:

•

lower service charges on deposit accounts by $3.9 million and $8.8 million, respectively, mostly in the BPNA reportable segment related to lower nonsufficient funds fees and reduced fees from money services clients and the impact of Regulation E;

•

lower other service fees by $45.4 million and $88.1 million, respectively, due to lower credit and debit card fees of $29.6 million and $56.0 million, respectively, mostly as a result of transferring the merchant banking business to EVERTEC as part of the sale and lower volume of credit cards subject to late payment fees and lower average rate charged per transaction. Processing fees decreased by $12.4 million and $24.7 million, respectively, since they were previously generated by the Corporation’s processing business which was also transferred as part of the EVERTEC sale;

•

unfavorable impact in the caption of net gain on sale of loans, including valuation adjustments on loans held-for-sale, by $17.9 million and $15.7 million, respectively, mostly due to $12.7 million in fair value adjustments recorded during the second quarter of 2011 in the BPPR reportable segment on commercial and construction loans held-for-sale due to new advances made on these loans and $6.7 million in fair value adjustments recorded during the second quarter of 2011 in the BPPR reportable segment on transfers from held-for-sale to other real estate owned.

The components of net gain on sale of loans, including valuation adjustments on loans held-for-sale, are as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2011	2010	$ Variance	2011	2010	$ Variance
Net gain on sale of loans	$7,580	$5,093	$2,487	$16,793	$10,604	$6,189
Adjustments related to repurchases of unreserved loans without credit recourse	(784)	—	(784)	(1,752)	—	(1,752)
Lower of cost or market valuation adjustment on loans held-for-sale	(19,578)	(15)	(19,563)	(20,579)	(458)	(20,121)

Total	$(12,782)	$5,078	$(17,860)	$(5,538)	$10,146	$(15,684)

•

unfavorable impact in the fair value of the equity appreciation instrument issued to the FDIC by $23.8 million and $16.1 million, respectively, resulting from the expiration of the instrument on May 7, 2011; and an

•

unfavorable variance in other operating income by $40.3 million and $19.2 million, respectively, due to losses of $12.0 million and $14.0 million for the quarter and six months ended June 30, 2011, respectively, from the retained ownership interest in EVERTEC, which represented $0.7 million and $12.5 million, respectively, of the share of EVERTEC’s net income which mostly resulted from the $13.8 million positive impact related to the reversal of EVERTEC’s deferred tax liability upon application of the Puerto Rico income tax reform during the first quarter of 2011. The share of EVERTEC’s net income was offset by the 49% of intercompany eliminations of $12.7 million and $26.5 million for the quarter and six months, respectively. Refer to Note 4 to the consolidated financial statements for a list of intra-entity eliminations for transactions and service payments between the Corporation and EVERTEC as an affiliate. The unfavorable impact in non-interest income was offset by the elimination of 49% of the professional fees (expense) paid by the Corporation to EVERTEC. The variance in other operating income was also related to lower income by $20.3 million and $17.9 million for the quarter and six-month periods related to the accretion of the contingency for unfunded lending commitments that was recorded at fair value as part of the FDIC-assisted transaction (with an offset of 80% recorded as a reduction to income in the category of FDIC loss share income). These revolving lines of credit were mostly with maturities of one year or less. For the six months ended June 30, 2011, the unfavorable variance in other operating income was offset by the gain of $20.6 million (before tax) on the sale of the equity interest in CONTADO during the first quarter of 2011.

These unfavorable variances for the quarter and six months ended June 30, 2011, when compared with the same periods of the previous year, were partially offset by the following positive factors:

•

favorable variance resulting from lower adjustments recorded to indemnity reserves on loans sold by $4.9 million and $12.4 million, respectively, consisting of $1.9 million and $7.9 million, respectively, in the BPPR reportable segment and $3.0 million and $4.5 million, respectively, in the BPNA reportable segment and the discontinued operations of Popular Financial Holdings (“PFH”), the latter which is part of the Corporate group; and a

•

favorable variance in FDIC loss share income by $53.7 million and $69.7 million, respectively. The increase in FDIC loss share income during the quarter ended June 30, 2011, compared with the same quarter of the previous year, resulted mostly from the positive impact of $38.9 million corresponding to the increase in the FDIC loss share indemnification asset due to the recording of provision for loan losses on loans covered under the loss sharing agreements as mentioned in the Overview and Provision for Loan Losses section of this MD&A. Also, the increase in FDIC loss share income was the result of a decrease of $24.2 million in the discount accretion for the acquired loans accounted for pursuant to ASC Subtopic 310-20 and the unfunded commitments, which as a result of reciprocal accounting, caused an 80% reduction in the related FDIC loss share expense, partially offset by $10.6 million in lower accretion of the FDIC loss share indemnification asset due to a reduction in expected credit losses. The increase in FDIC loss share income for the six months ended June 30, 2011, when compared with the same period of the previous year, was mostly the result of the positive impact of $51.3 million corresponding to the increase in the FDIC loss share indemnification asset due to the recording of provision for loan losses on loans covered under the loss sharing agreements, $13.7 million in accretion of the indemnification asset and $14.5 million in lower accretion of the contingency for unfunded lending commitments explained previously (80% reciprocal accounting), partially offset by $11.8 million in losses resulting from the Corporation’s reciprocal accounting on the accretion of the discount for covered loans accounted for pursuant to ASC Subtopic 310-20.

OPERATING EXPENSES

Table E provides a breakdown of operating expenses by major categories.

TABLE E

Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Personnel costs:
Salaries	$76,698	$95,002	$(18,304)	$150,489	$181,142	$(30,653)
Commissions, incentives and other bonuses	11,995	10,730	1,265	21,918	20,368	1,550
Pension, postretirement and medical insurance	12,810	17,898	(5,088)	24,795	31,745	(6,950)
Other personnel costs, including payroll taxes	9,456	14,402	(4,946)	19,897	25,709	(5,812)

Total personnel costs	110,959	138,032	(27,073)	217,099	258,964	(41,865)

Net occupancy expenses	25,957	29,058	(3,101)	50,543	57,934	(7,391)
Equipment expenses	10,761	25,346	(14,585)	22,797	48,799	(26,002)
Other taxes	14,623	12,459	2,164	26,595	24,763	1,832
Professional fees:
Collections, appraisals and other credit related fees	6,609	6,057	552	13,364	11,509	1,855
Programming, processing and other technology services	24,410	8,189	16,221	48,558	14,412	34,146
Other professional fees	18,460	19,979	(1,519)	34,245	35,353	(1,108)

Total professional fees	49,479	34,225	15,254	96,167	61,274	34,893

Communications	7,188	11,342	(4,154)	14,398	22,114	(7,716)
Business promotion	11,332	10,204	1,128	21,192	18,499	2,693
FDIC deposit insurance	27,682	17,393	10,289	45,355	32,711	12,644
Loss on early extinguishment of debt	289	430	(141)	8,528	978	7,550
Other real estate owned (OREO) expenses	6,440	14,622	(8,182)	8,651	19,325	(10,674)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,206	12,535	(8,329)	8,149	23,901	(15,752)
Transportation and travel	1,865	2,105	(240)	3,385	3,759	(374)
Printing and supplies	1,265	2,653	(1,388)	2,488	5,022	(2,534)
All other	7,499	15,557	(8,058)	26,992	26,782	210

Total other operating expenses	14,835	32,850	(18,015)	41,014	59,464	(18,450)

Amortization of intangibles	2,255	2,455	(200)	4,510	4,504	6

Total operating expenses	$281,800	$328,416	$(46,616)	$556,849	$609,329	$(52,480)

The decrease in personnel costs was principally related to the reduction in headcount due to the sale of EVERTEC. Personnel costs for the former EVERTEC reportable segment amounted to $21.3 million for the quarter ended June 30, 2010 and $42.4 million for the six months ended June 30, 2010. Full time equivalent employees totaled 8,365 at June 30, 2011 compared with 10,659 at June 30, 2010. EVERTEC had 1,843 employees at June 30, 2010. The reductions resulting from the exclusion of EVERTEC were partially offset by the salaries from the employees hired from the former Westernbank operations and to the impact of annual salary revisions. Also, during the quarter ended June 30, 2010, the Corporation paid special compensation benefits to Westernbank terminated employees. Furthermore, influencing the variance in personnel costs was lower pension cost by $6.0 million and $8.6 million for the quarter and six months ended June 30, 2011, respectively, compared with the same periods in 2010. This variance was mainly due to the recognition in the second quarter of 2010 of a settlement loss of $3.4 million related to the Corporation’s U.S. retirement plan, and to the impact of higher expected return on plan assets in 2011. The variance in other personnel costs was principally due to the recognition during the second quarter of 2010 of $3.1 million in severance payments for a former executive officer.

The decrease in net occupancy expenses was primarily from a reduction in rental expense of $3.9 million and $7.9 million for the quarter and six months ended June 30, 2011, respectively, when compared with the same periods in 2010, mainly as a result of the EVERTEC sale, including the merchant business, and also due to fewer branches in the BPNA reportable segment.

The decrease in equipment expenses was mainly due to lower amortization of software licenses and depreciation of electronic equipment as a result of the transfer of software and equipment to EVERTEC as part of the sale in the third quarter of 2010. Also, BPPR incurred higher rental equipment expenses during 2010 as part of the integration of Westernbank.

The increase in professional fees was principally in the categories of system application processing and hosting, which represent services provided by EVERTEC to the Corporation’s subsidiaries. Prior to the sale of EVERTEC, these costs were fully eliminated in consolidation, but now 51% of such costs are not eliminated when consolidating the Corporation’s financial results of operations, resulting in an increase for the second quarter and first six months of 2011.

The reduction in communication expenses was principally the result of the transferring of communication lines to EVERTEC, including those related to the merchant banking business. The former EVERTEC reportable segment, including merchant, recorded communication costs of $3.2 million and $6.3 million for the quarter and six months ended June 30, 2010, respectively.

There were also higher FDIC deposit insurance assessments during 2011 due to the change in assessment and higher losses on early extinguishment of debt during the six months period ended June 30, 2011 mainly related to $8.0 million in prepayment penalties on the repayment of $100 million in medium-term notes in the first quarter of 2011.

OREO expenses decreased during the second quarter and six months ended June 30, 2011 as compared to the same periods of 2010 mainly as a result of lower write-downs in commercial properties since 2010 included large reappraisal adjustments on high-value properties.

The decrease in credit and debit card processing, volume and interchange expenses was also due to the sale of the processing and merchant banking businesses to EVERTEC. The reduction in all other categories within other operating expenses for the quarter ended June 30, 2011 compared with the second quarter of 2010 was mainly due to lower provision for unfunded commitments, which reflected a variance of $4.9 million. Favorable variances in the provision for unfunded commitments and sundry losses, among others, for the six months ended June 30, 2011 compared with the same period in 2010, offset the negative impact of the impairment losses of $8.7 million recognized during the first six months of 2011 related to the write-down of the net assets of the Corporation’s Venezuela operations.

INCOME TAXES

Income tax benefit amounted to $38.1 million for the quarter ended June 30, 2011, compared with an income tax expense of $27.2 million for the same quarter of 2010. The decrease in income tax expense was primarily due to a tax benefit of $53.6 million recorded in June 2011 for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income) as a result of the closing agreement between the Corporation and the P.R. Treasury described in the Overview section of this MD&A. The Corporation and P.R. Treasury agreed that for tax purposes the deductions related to certain loan charge-offs recorded on the consolidated financial statements for the years 2009 and 2010 could be deferred until 2013 through 2016. Also, during the second quarter of 2011 and as part of the impact of the closing agreement, the Corporation recorded a tax benefit of $6.0 million related to the tax benefit of the exempt income for the first quarter of 2011. The Corporation also benefited in the second quarter of 2011 from a lower marginal corporate income tax rate, which was reduced from 39% to 30% effective January 1, 2011. The effective tax rate for the Corporation’s Puerto Rico banking operations for 2011 is estimated at 22%.

The components of income tax for the quarter ended June 30, 2011 and 2010 were as follows:

Income Taxes

	Quarters ended
	June 30, 2011		June 30, 2010
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$21,776	30%	$(7,065)	41%
Net benefit of net tax exempt interest income	(15,206)	(21)	(2,331)	13
Effect of income subject to preferential tax rate	(100)	—	(693)	4
Deferred tax asset valuation allowance	3,945	5	28,449	(165)
Non-deductible expenses	5,400	7	6,984	(40)
Difference in tax rates due to multiple jurisdictions	(1,866)	(2)	2,226	(13)
Recognition of tax benefits from previous years [1]	(53,615)	(74)	—	—
State taxes and others	1,566	2	(333)	2

Income tax (benefit) expense	$(38,100)	(53)%	$27,237	(158)%

[1]	Due to ruling and closing agreement

Income tax expense amounted to $109.1 million for the six months ended June 30, 2011, compared with an income tax expense of $18.0 million for the same period of 2010.

The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations.

Also, in January 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico, which among the most significant changes applicable to the Corporation was the reduction in the marginal tax rate indicated above from 39% to 30%. Consequently, as a result of this reduction in rate, the Corporation recognized during the first quarter of 2011 an income tax expense of $103.3 million and a corresponding reduction in the net deferred tax assets of the Puerto Rico operations. This increase in income tax expense was partially offset by the benefit recognized during the second quarter of 2011 related to the closing agreement between the Corporation and the P.R. Treasury.

The components of income tax for the six months ended June 30, 2011 and 2010 were as follows:

Income Taxes

	Six months ended
	June 30, 2011		June 30, 2010
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$68,984	30%	$(45,693)	41%
Net benefit of net tax exempt interest income	(17,613)	(8)	(12,036)	11
Effect of income subject to preferential tax rate	(332)	—	(1,106)	1
Deferred tax asset valuation allowance	(1,360)	(1)	61,728	(55)
Non-deductible expenses	10,726	5	13,882	(12)
Difference in tax rates due to multiple jurisdictions	(4,344)	(2)	6,320	(6)
Initial adjustment in deferred tax due to change in tax rate	103,287	45	—	—
Recognition of tax benefits from previous years [1]	(53,615)	(23)	—	—
State taxes and others	3,394	1	(5,133)	4

Income tax expense	$109,127	47%	$17,962	(16)%

[1]	Due to ruling and closing agreement

Refer to Note 28 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets at June 30, 2011 and December 31, 2010.

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

The Corporate group had a net loss of $31.6 million for the second quarter of 2011, compared with a net loss of $18.2 million for the quarter ended June 30, 2010, and a net loss of $47.9 million for the six months ended June 30, 2011 and $23.9 million for the same period in the previous year.

Highlights on the earnings results for the reportable segments are discussed below.

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $139.8 million for the quarter ended June 30, 2011, compared with $33.1 million for the same quarter in 2010. The principal factors that contributed to the variance in the financial results for the second quarter of 2011, when compared with the same quarter of the previous year, included the following:

•

higher net interest income by $57.5 million, or 21%, mainly as a result of the covered loans acquired in the Westernbank FDIC-assisted transaction which contributed with interest income for the quarter ended June 30, 2011 of $115.9 million, compared to $76.6 million in the same period of 2010, due to a higher yield on covered loans and to an increase of $1.3 billion in average loan volume mostly related to the timing of the purchase which mitigated the decrease in the volume of earning assets. Also, the improvement in net interest income was associated with an improved yield on mortgage loans related to the purchase of performing mortgage loans during the six months ended June 30, 2011; and a lower cost of deposits, primarily in certificates of deposit and brokered certificates of deposit, as a result of both a low interest rate scenario and management actions to reduce deposit costs. Negatively impacting net interest income is the FDIC loss share indemnification asset of $2.4 billion at June 30, 2011, which is a non-interest earning asset, but is being funded mainly through the FDIC Note at a 2.50% annual fixed interest rate. The accretion or amortization of the FDIC loss share indemnification asset is recorded in non-interest income. Also, excluding the loans acquired in the FDIC-assisted transaction, the commercial, construction and consumer loan portfolios decreased in volume due to low origination activity and loan charge-offs. Furthermore, there was lower interest income from investment securities as a result of maturities and prepayments of mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies. Also positively impacting net interest income is the partial prepayment of the note issued to the FDIC. The BPPR reportable segment had a net interest margin of 5.19% for the quarter ended June 30, 2011, compared with 4.15% for the same quarter in 2010;

•

lower non-interest income by $16.1 million, or 12%, mostly due to the unfavorable impact in the caption of gain on sale of loans, including valuation adjustments on loans held-for-sale, of $21.4 million, which in the most part was due to lower of cost or fair value adjustments on loans held-for-sale. Furthermore, there was a lower impact of the change in fair value of the equity appreciation instrument by $23.8 million since the instrument expired in May 7, 2011 without further exercise. Also, the reduction in non-interest income was due to lower accretion by $20.3 million in the second quarter of 2011 of the contingent liability for unfunded lending commitments of Westernbank as explained in the Non-Interest Income section of this MD&A. These unfavorable variances were partially offset by higher FDIC loss share income of $53.7 million as described in the Non-Interest Income section of this MD&A;

•

lower operating expenses by $3.5 million, or 2%, mainly due to lower personnel costs, equipment expenses and other operating expenses. The decrease in personnel costs was mostly due to special payments paid during 2010 to Westernbank terminated employees and to lower pension costs. The decrease in equipment expenses was the result of rental equipment expenses incurred during 2010 as part of the integration of Westernbank. The decrease in other operating expenses was mostly due to lower other real estate owned expenses particularly in commercial properties and a favorable variance in the provision for unfunded credit commitments, partially offset by an increase in the amortization of the FDIC prepaid deposit insurance; and an

•

income tax benefit of $37.5 million in 2011, compared with an income tax expense of $21.5 million in 2010, primarily due to a tax benefit of $53.6 million for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income) as a result of a Closing Agreement signed by the Corporation and PR Department of the Treasury.

Net income for the six months ended June 30, 2011 totaled $143.4 million, compared with $57.3 million for the same period in the previous year. These results reflected:

•

higher net interest income by $133.7 million, or 27%, mainly as a result of the covered loans acquired in the Westernbank FDIC-assisted transaction which contributed with interest income for the six month ended June 30, 2011 of $218.4 million, compared to $76.6 million in the same period of 2010, due to a higher yield on covered loans and to an increase of $3.0 billion in average loan volume mostly related to the timing of the purchase which mitigated the decrease in the volume of earning assets. Also, the improvement in net interest income was associated with an improved yield on mortgage loans related to the purchase of performing mortgage loans during the six months ended June 30, 2011; and a lower cost of deposits, primarily in certificates of deposit and brokered certificates of deposit, as a result of both a low interest rate scenario and management actions to reduce deposit costs;

•

lower provision for loan losses by $44.1 million, or 19%, in part due to lower level of net charge-offs, principally in construction loans. The decrease in net-charge offs of the BPPR construction loan portfolio was principally driven by reclassifications of loans from the held-in-portfolio to held-for-sale category in 2010. This favorable variance was partially offset by the recording of provision for loan losses of $64.2 million related to the covered loan portfolio from the Westernbank FDIC-assisted transaction during the six months ended June 30, 2011. Refer to the Credit Risk Management and Loan Quality section for detailed information by loan portfolio and credit quality metrics;

•

higher non-interest income by $16.9 million, or 8%, due to higher FDIC loss share income of $69.7 million; partially offset by the unfavorable impact in the caption of gain on sale of loans, including valuation adjustments on loans held-for-sale, of $21.4 million mainly due to lower of cost or fair value adjustments on loans held-for-sale; the unfavorable impact in the fair value of the equity appreciation instrument of $16.1 million; and lower accretion related to the contingency for unfunded lending commitments by $17.9 million as described in the Non-Interest Income section of this MD&A;

•	higher operating expenses by $20.4 million, or 5%, mainly due to higher professional fees as a result of higher appraisal fees, collection costs, and technology consulting fees; and

•

higher income tax expense by $88.1 million mainly due to a reduction in the net deferred tax asset with a corresponding charge to income tax expense of $103.3 million during the first quarter of 2011 due to a reduction in the marginal corporate income tax rate due to the Puerto Rico tax reform, partially offset by the tax benefit of $53.6 million for the recognition of certain tax benefits not previously recorded as mentioned above and to the tax benefit of $11.9 million related to the net benefit of net tax exempt interest income as a result of the Closing Agreement.

Banco Popular North America

For the quarter ended June 30, 2011, the reportable segment of Banco Popular North America reported net income of $2.6 million, compared with a net loss of $57.8 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results for the quarter ended June 30, 2011, when compared with the second quarter of 2010, included the following:

•

lower provision for loan losses by $55.0 million, or 69%, principally as a result of reductions in all loan portfolios and lower net charge-offs by $46.1 million, consisting of reductions in all loan categories;

•

higher non-interest income by $3.2 million, or 20%, principally due to $3.4 million in higher gains on the sale of loans, net of lower of cost or market valuation adjustments on loans held-for-sale; and $4.8 million in lower charges to increase the indemnity reserves for representations and warranties on loans sold; partially offset by lower service charges on deposit accounts by $2.8 million due to lower non-sufficient funds fees and reduced fees from money services clients and the impact of Regulation E; and lower other operating income by $1.1 million mostly as a result of lower favorable credit risk valuation adjustments on interest rate swaps by $0.8 million and lower bank-owned life insurance income by $0.3 million; and

•

lower operating expenses by $3.0 million, or 4%, principally as a result of lower personnel costs by $2.5 million mainly due to the curtailment of the pension plan in 2010 and lower professional fees by $1.2 million mostly due to lower lease negotiation fees and armored car service fees.

Net income for the six months ended June 30, 2011 totaled $24.9 million, compared with a net loss of $162.0 million for the same period in the previous year. These results reflected:

•

lower provision for loan losses by $178.8 million, or 84%, as a result of reductions in all loan portfolios and lower net charge-offs by $114.3 million, consisting of reductions in all loan categories. Also, there was the $13.8 million reduction in the provision for loan losses for the first quarter of 2011 related to the benefit of improved pricing on the sale of the non-conventional mortgage loan portfolio;

•

higher non-interest income by $4.1 million, or 12%, principally due to $6.3 million in higher gains on the sale of loans, net of lower of cost or market valuation adjustments on loans held-for-sale; and $5.6 million in lower charges to increase the indemnity reserves for representations and warranties on loans sold; partially offset by lower service charges on deposit accounts by $7.0 million due to lower non-sufficient funds fees and reduced fees from money services clients and the impact of Regulation E; and

•

lower operating expenses by $9.1 million, or 7%, mainly in personnel costs, net occupancy expenses, and professional fees. The decrease in personnel costs by $1.8 million was mainly due to the curtailment of the pension plan in 2010, the decrease in net occupancy expenses by $2.7 million was due to fewer branch locations, and the decrease in professional fees by $2.9 million was mostly due to lower computer service fees (item processing costs) and armored car service fees.

FINANCIAL CONDITION

Assets

The Corporation’s total assets were $39.0 billion at June 30, 2011, $38.7 billion at December 31, 2010, and $42.3 billion at June 30, 2010. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates. The decrease in total assets from June 30, 2010 to the same date in 2011, was principally due to a reduction in money market investments, principally time deposits with other banks by $1.1 billion, investment securities available-for-sale by $1.1 billion and in total loans by $1.8 billion.

Investment securities

Table F provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 7 and 8 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

TABLE F

Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	June 30, 2011	December 31, 2010	Variance	June 30, 2010	Variance
U.S. Treasury securities	$50.6	$64.0	$(13.4)	$166.5	$(115.9)
Obligations of U.S. Government sponsored entities	1,248.7	1,211.3	37.4	1,749.5	(500.8)
Obligations of Puerto Rico, States and political subdivisions	125.1	144.7	(19.6)	236.4	(111.3)
Collateralized mortgage obligations	1,683.7	1,323.4	360.3	1,547.2	136.5
Mortgage-backed securities	2,349.0	2,576.1	(227.1)	2,979.7	(630.7)
Equity securities	8.3	9.5	(1.2)	8.7	(0.4)
Others	54.0	30.2	23.8	2.6	51.4

Total investment securities AFS and HTM	$5,519.4	$5,359.2	$160.2	$6,690.6	$(1,171.2)

The increase in investment securities on a combined basis from December 31, 2010, was primarily related to the purchase of AFS and HTM securities representing cash outflows of $0.9 billion for the six months ended June 30, 2011. The investment securities were principally U.S. Government agency-issued collateralized mortgage obligations and U.S. agency securities purchased by the BPNA reportable segment during the first quarter of 2011 in order to deploy excess liquidity. This increase was partially offset by maturities, prepayments and redemptions by the issuers of securities during the period. The proceeds obtained were used mostly to partially prepay the note payable issued to the FDIC as part of the FDIC-assisted transaction.

The decrease in investment securities from June 30, 2010 to the same date in 2011 was also related to maturities, prepayments and redemptions of securities. Also, the reduction was associated to the sale of approximately $0.4 billion of investment securities available-for-sale, principally during the third quarter of 2010. These reductions were partially offset by the impact of the purchase of securities by BPNA during the quarter ended March 31, 2011.

Loans

Refer to Table G, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table G. Because of the loss protection provided by the FDIC, the risks of covered loans are significantly different, thus they are segregate in Table G.

In general, the changes in most loan categories generally reflect weak loan demand, the high level of loan charge-offs as a result of the downturn in the real estate market and continued weakened economy, portfolio runoff of the exited loan origination channels at the BPNA reportable segment and mortgage loan sales in the BPNA reportable segment. The decreases were partially offset by mortgage loan growth in the Puerto Rico operations due to loan acquisitions and loan origination volumes generated by government incentives.

TABLE G

Loans Ending Balances

(in thousands)	June 30, 2011	December 31, 2010	Variance June 30, 2011 Vs. December 31, 2010	June 30, 2010	Variance June 30, 2011 Vs. June 30, 2010
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,736,333	$11,393,485	$(657,152)	$11,786,234	$(1,049,901)
Construction	393,759	500,851	(107,092)	1,495,615	(1,101,856)
Lease financing	586,056	602,993	(16,937)	636,913	(50,857)
Mortgage	5,347,512	4,524,722	822,790	4,688,656	658,856
Consumer	3,594,034	3,705,984	(111,950)	3,857,402	(263,368)

Total non-covered loans held-in-portfolio	20,657,694	20,728,035	(70,341)	22,464,820	(1,807,126)
Loans covered under FDIC loss sharing agreements [1]	4,616,575	4,836,882	(220,307)	5,055,750	(439,175)

Total loans held-in-portfolio	25,274,269	25,564,917	(290,648)	27,520,570	(2,246,301)

Loans held-for-sale:
Commercial	57,998	60,528	(2,530)	2,434	55,564
Construction	340,687	412,744	(72,057)	540	340,147
Mortgage	110,361	420,666	(310,305)	98,277	12,084

Total loans held-for-sale	509,046	893,938	(384,892)	101,251	407,795

Total loans	$25,783,315	$26,458,855	$(675,540)	$27,621,821	$(1,838,506)

[1]	Refer to Note 9 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

The decrease in commercial loans held-in-portfolio from December 31, 2010 to June 30, 2011 was reflected in the BPPR and BPNA reportable segments by $0.5 billion and $0.3 billion, respectively, when compared to December 31, 2010. The decrease in the BPPR reportable segment was principally the result of the repayment of commercial lines of credit from the Puerto Rico public sector during the quarter ended June 30, 2011, overall portfolio runoff, and the impact of $88 million in loan charge-offs during the six months ended June 30, 2011. The decrease in the BPNA reportable segment was in part because of the run-off of the legacy portfolio of the exited lines of business and loan charge-offs amounting to $65 million for the six months ended June 30, 2011. Overall the Corporation continues to experience lower levels of origination activity due to the economic environment and more stringent underwriting criteria. Commercial loans held-in-portfolio at BPNA and BPPR reportable segments declined by $0.7 billion and $0.6 billion, respectively, when compared to June 30, 2010. The decrease at both reportable segments was principally due to net charge-offs, lower levels of origination activity and portfolio run-off, as well as the reclassification of commercial loans to held-for-sale by the BPPR reportable segment in December 2010.

The decrease in construction loans was principally in the BPNA reportable segment by $101 million, when compared to December 31, 2010, mainly due to loan repayments. The decline in the construction loan portfolio from June 30, 2010 to the same date in 2011 was principally driven by the held-for-sale transaction reclassification that took place in the fourth quarter of 2010 in which $503.9 million (book value) of construction loans were transferred from the loans held-in-portfolio category to the loans held-for-sale category. Also, this decline in construction loans was related to loan charge-offs, conversion to repossessed properties and new activity at a controlled pace.

The decline in the lease financing portfolio from December 31, 2010 to June 30, 2011 was at experienced at both BPPR and BPNA reportable segment by approximately $8 million each. The decrease from June 30, 2010 to June 30, 2011 at the BPPR reportable segment was $30 million, which as well as the other loan portfolios continues to reflect the general slowdown in originations. BPNA, which lease financing portfolio decreased by $21 million, is no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.

The increase in mortgage loans held-in-portfolio from December 31, 2010 was principally related to the acquisition of loans held-in-portfolio of $744 million during the six months ended June 30, 2011, principally related to two large whole loan purchases from a Puerto Rico financial institution that involved approximately $518 million in unpaid principal balance of performing residential mortgage loans and to $115 million of loans repurchased under credit recourse arrangements. The increase was also due to retained loan origination activity by the BPPR reportable segment given the increase in origination volumes prompted by Puerto Rico government housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing. The increase from June 30, 2010 to the same date in 2011 was associated to similar factors, partially offset by the impact of the reclassification of non-conventional mortgage loans to loans held-for-sale in December 2010 by BPNA and which were subsequently sold during 2011.

The decrease in consumer loans from December 31, 2010 and June 30, 2010 to June 30, 2011 was related to the BPNA reportable segment due to runoff of the portfolio at exited lines of business, including E-LOAN. Also, there were declines in personal loans and in the credit card portfolio at the BPPR reportable segment.

The decrease in mortgage loans held-for-sale from December 31, 2010 to June 30, 2011 was principally at the BPNA reportable segment by $197 million due to the sale of the non-conventional mortgage loans during 2011 and at the BPPR reportable segment by $113 million due to loans securitized into mortgage-backed securities. The increase in construction loans held-for-sale was due to the loan reclassification in the BPPR reportable segment in December 2010. The Corporation continues to pursue transactions for the sale of such loans. The decrease in construction loans held-for-sale since December 31, 2010 was due to collections and reclassification of certain loans to other real estate owned.

Covered loans were initially recorded at fair value. Their carrying value approximated $4.6 billion at June 30, 2011, of which approximately 56% pertained to commercial loans, 14% to construction loans, 27% to mortgage loans and 3% to consumer loans. Note 9 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $4.3 billion of their carrying value at June 30, 2011, is accounted for under ASC Subtopic 310-30. The decline in covered loans from December 31, 2010 and June 30, 2010 to June 30, 2011 was principally due to collections. Net loan charge-offs are not significant given that the portfolio was initially recorded at fair value.

FDIC loss share asset

As part of the loan portfolio fair value estimation in the Westernbank FDIC-assisted transaction, the Corporation established the FDIC loss share indemnification asset, which was measured separately from the covered loans. The FDIC loss share indemnification asset was recorded at fair value at the acquisition date and represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. The cash flows were discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC, the cost to service the indemnification asset, and the level of uncertainty in estimating the indemnification asset cash flows, including factors such as: (1) the amount of expected credit losses on the covered assets; (2) the associated timing of those credit losses; (3) the accurate and timely completion of the loss certifications; and (4) the uncertainties surrounding the expected draws and associated losses on unfunded commitments.

Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Corporation measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The Corporation accounted for the majority of the acquired covered loans pursuant to the expected cash flows framework of ASC 310-30, thus on a prospective basis, the accounting for these loans and the indemnification asset is based on expected cash flows, similar to how the loans and the associated indemnification asset was initially accounted for at acquisition. A minority of the covered loans, approximately 6% at acquisition, constituted revolving lines of credit. These lines of credit were accounted for at fair value upon acquisition, which value considered expected cash flows. Due to their revolving characteristics, these loans are subsequently accounted for under ASC 310-20 and not based on the expected cash flows framework of ASC 310-30 loans. As the acquisition date discount on these revolving lines of credit is accreted into income, the carrying value of the loans increases. Since the indemnification asset must be measured on the same basis as the indemnified item, the Corporation reduces the indemnification asset at the same time that the indemnified loan carrying amount increases due to the discount accretion. Simultaneously, the Corporation evaluates these ASC 310-20 loans on a quarterly basis to determine if a general and/or specific allowance for loan losses is necessary under the provisions of ASC Subtopic 450-20 and ASC Section 310-10-35.

Credit losses on covered loans recognized through a charge to provision for loan losses result in an increase in the FDIC loss share asset. Conversely, if credit losses are less than anticipated, the improvement is recognized on a prospective basis through higher accretable yield.

The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets. The FDIC loss share asset is reduced as losses are recognized on covered loans and payments are received from the FDIC.

The amount ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Note 11 to the consolidated financial statements for additional information on the FDIC loss share agreements.

The following table sets forth the activity in the FDIC loss share asset for the six months ended June 30, 2011 and 2010.

(In thousands)	2011	2010
Balance at beginning of year	$2,318,183	$—
FDIC loss share indemnification asset recorded at business combination	—	2,337,748
Accretion of loss share indemnification asset, net	31,389	17,665
Credit impairment losses to be covered under loss sharing agreements	51,329	—
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(30,003)	(32,702)
Credit impairment losses reclassified to claims receivables, net of recoveries	(579,294)	—
Other net benefits attributable to FDIC loss sharing agreements	13,156	7,695
Claims receivables filed with FDIC and outstanding [1]	545,416	—

Balance at June 30	$2,350,176	$2,330,406

[1]	Represent claims filed with the FDIC for losses on covered assets and reimbursable expenses. The Corporation received payment from the FDIC amounting to $545 million in July 2011.

Other assets

Table H provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at June 30, 2011, December 31, 2010 and June 30, 2010.

TABLE H

Breakdown of Other Assets

(In thousands)	June 30, 2011	December 31, 2010	Variance June 30, 2011 vs. December 31, 2010	June 30, 2010	Variance June 30, 2011 vs. June 30, 2010
Net deferred tax assets (net of valuation allowance)	$362,036	$388,466	$(26,430)	$340,146	$21,890
Investments under the equity method	299,316	299,185	131	98,234	201,082
Bank-owned life insurance program	240,314	237,997	2,317	235,499	4,815
Prepaid FDIC insurance assessment	101,919	147,513	(45,594)	179,130	(77,211)
Other prepaid expenses	99,833	75,149	24,684	161,963	(62,130)
Derivative assets	68,376	72,510	(4,134)	79,571	(11,195)
Trade receivables from brokers and counterparties	37,196	347	36,849	73,110	(35,914)
Others	184,853	228,720	(43,867)	221,651	(36,798)

Total other assets	$1,393,843	$1,449,887	$(56,044)	$1,389,304	$4,539

The decrease in other assets from December 31, 2010 to June 30, 2011 was principally due to reduction in the prepaid FDIC insurance assessment due to amortization, a reduction of $34.2 million in the receivable from insurers related to the legal proceedings described in Note 20 to the consolidated financial statements and lower deferred tax assets. Refer to Note 28 to the consolidated financial statements for a table presenting the composition of the Corporation’s net deferred tax assets at June 30, 2011 and December 31, 2010. These decreases were partially offset by higher receivables from brokers and counterparties as a result of mortgage-backed securities sold in June 2011 with settlement date in July 2011. When compared with June 30, 2010, the main variance in other assets is in the category of investments under the equity method and was principally associated with the 49% ownership interest in EVERTEC.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at June 30, 2011 and December 31, 2010 is included in Table I.

TABLE I

Financing to Total Assets

			% increase (decrease)	% of total assets
(Dollars in millions)	June 30, 2011	December 31, 2010	from December 31, 2010 to June 30, 2011	June 30, 2011	December 31, 2010
Non-interest bearing deposits	$5,364	$4,939	8.6%	13.7%	12.8%
Interest-bearing core deposits	16,211	15,637	3.7	41.5	40.4
Other interest-bearing deposits	6,385	6,186	3.2	16.4	16.0
Repurchase agreements	2,570	2,413	6.5	6.6	6.2
Other short-term borrowings	151	364	(58.5)	0.4	0.9
Notes payable	3,423	4,170	(17.9)	8.8	10.8
Others	945	1,213	(22.1)	2.4	3.1
Stockholders’ equity	3,964	3,801	4.3	10.2	9.8

Deposits

A breakdown of the Corporation’s deposits at period-end is included in Table J.

TABLE J

Deposits Ending Balances

(In thousands)	June 30, 2011	December 31, 2010	Variance June 30, 2011 Vs. December 31, 2010	June 30, 2010	Variance June 30, 2011 Vs. June 30, 2010
Demand deposits [1]	$6,285,171	$5,501,430	$783,741	$5,419,347	$865,824
Savings, NOW and money market deposits	10,774,099	10,371,580	402,519	10,600,396	173,703
Time deposits	10,901,159	10,889,190	11,969	11,093,830	(192,671)

Total deposits	$27,960,429	$26,762,200	$1,198,229	$27,113,573	$846,856

[1]	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit, which are included as time deposits, amounted to $2.7 billion at June 30, 2011 compared with $2.3 billion at December 31, 2010 and $2.0 billion at June 30, 2010.

The increase in demand deposits from December 31, 2010 to June 30, 2011 was principally due to an increase in the volume of public fund deposits and deposits in trust. The increase in savings, NOW and money market is a combination of higher deposits from the private and public sector. The variance in time deposits was associated with an increase in brokered certificates of deposit, partially offset by lower volume of retail certificates of deposit and individual retirement accounts.

The increase in demand deposits from June 30, 2010 to the same date in 2011 was also related to the factor explained above as well as higher volume of checking account deposits from retail customers. The decrease in time deposits was principally due to lower volume of retail certificates of deposit and individual retirement accounts, partially offset by the increase in brokered certificates of deposit.

Borrowings

The Corporation’s borrowings amounted to $6.1 billion at June 30, 2011, compared with $6.9 billion at December 31, 2010 and $10.5 billion at June 30, 2010. The decrease in borrowings from December 31, 2010 to June 30, 2011 was mostly related to a reduction of $975 million in the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction, which had a carrying amount of $1.5 billion at June 30, 2011, compared with $2.5 billion at December 31, 2010. This decrease was due to the impact of payments of principal from loan collections submitted to the FDIC during the quarter. Also, during the year-to-date period ended June 30, 2011, the Corporation prepaid $480 million of the note issued to the FDIC from funds unrelated to the assets securing the note. The decline was also influenced by the early extinguishment of $100 million in medium-term notes in 2011. These decreases were partially offset by an increase of $170 million in advances from the FHLB in part to fund loan purchases and by an increase in repurchase agreements of $158 million.

The decrease in borrowings from June 30, 2010 to the same date in 2011 was principally due to a reduction of $4.2 billion in the note issued to the FDIC.

Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s borrowings at June 30, 2011, December 31, 2010 and June 30, 2010. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The decrease in other liabilities of $269 million from December 31, 2010 to June 30, 2011 was principally due to a decrease in the Corporation’s pension benefit obligation of $131 million due to contributions made to the plan and to lower income tax payable.

Stockholders’ Equity

Stockholders’ equity totaled $4.0 billion at June 30, 2011, $3.8 billion at December 31, 2010, and $3.6 billion at June 30, 2010. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss. The increase in stockholders’ equity from December 31, 2010 and June 30, 2010 to June 30, 2011 was mostly due to net income for the periods.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2011, December 31, 2010, and June 30, 2010 are presented on Table K. As of such dates, BPPR and BPNA were well-capitalized.

TABLE K

Capital Adequacy Data

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Risk-based capital:
Tier I capital	$3,841,517	$3,733,776	$3,453,906
Supplementary (Tier II) capital	321,747	328,107	351,676

Total capital	$4,163,264	$4,061,883	$3,805,582

Risk-weighted assets:
Balance sheet items	$22,329,723	$22,588,231	$23,832,099
Off-balance sheet items	2,904,675	3,099,186	3,329,739

Total risk-weighted assets	$25,234,398	$25,687,417	$27,161,838

Average assets	$37,713,793	$38,400,026	$38,822,941

Ratios:
Tier I capital (minimum required – 4.00%)	15.22%	14.54%	12.72%
Total capital (minimum required – 8.00%)	16.50	15.81	14.01
Leverage ratio [1]	10.19	9.72	8.90

[1]	All banks are required to have minimum tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At June 30, 2011 the capital adequacy minimum requirement for Popular Inc., was (in thousands): Total Capital of $2,018,752, Tier I Capital of $1,009,376, and Tier I Leverage of $1,131,414, based on a 3% ratio, or $1,508,552, based on a 4% ratio, according to the Bank’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2010 to June 30, 2011 was principally due to: (i) balance sheet composition including the increase in lower risk-assets such as trading and investment securities and mortgage loans; and (ii) internal capital generation.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At June 30, 2011, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At June 30, 2011, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

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

The Corporation’s tangible common equity ratio was 8.38% at June 30, 2011 and 8.01% at December 31, 2010. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 11.53% at June 30, 2011, compared with 10.95% at December 31, 2010.

The tangible common equity ratio and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2011 and December 31, 2010.

(In thousands, except share or per share information)	June 30, 2011	December 31, 2010
Total stockholders’ equity	$3,964,068	$3,800,531
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,318)	(647,387)
Less: Other intangibles	(54,186)	(58,696)

Total tangible common equity	$3,212,404	$3,044,288

Total assets	$39,013,342	$38,722,962
Less: Goodwill	(647,318)	(647,387)
Less: Other intangibles	(54,186)	(58,696)

Total tangible assets	$38,311,838	$38,016,879

Tangible common equity to tangible assets	8.38%	8.01%
Common shares outstanding at end of period	1,023,977,895	1,022,727,802
Tangible book value per common share	$3.14	$2.98

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

The following table reconciles the Corporation’s total common stockholders’ equity (GAAP) at June 30, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

(In thousands)	June 30, 2011	December 31, 2010
Common stockholders’ equity	$3,913,908	$3,750,371
Less: Unrealized gains on available-for-sale securities, net of tax [1]	(188,171)	(159,700)
Less: Disallowed deferred tax assets [2]	(271,139)	(231,475)
Less: Intangible assets:
Goodwill	(647,318)	(647,387)
Other disallowed intangibles	(22,596)	(26,749)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,540)	(1,538)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges [3]	125,605	129,511

Total Tier 1 common equity	$2,908,749	$2,813,033

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $96 million of the Corporation’s $362 million of net deferred tax assets at June 30, 2011 ($144 million and $388 million, respectively, at December 31, 2010), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $271 million of such assets at June 30, 2011 ($231 million at December 31, 2010) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $5 million of the Corporation’s other net deferred tax assets at June 30, 2011 ($13 million at December 31, 2010) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Bank has granted interim capital relief for the impact of pension liability adjustment.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table L.

The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:

•

Commercial and construction loans - recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed as uncollectible) is generally promptly charged-off, but in any event not later than the quarter following the quarter in which such excess was first recognized. Overdrafts in excess of 60 days are charged-off no later than 60 days past their due date.

•	Lease financing - recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•

Mortgage loans - recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due.

•

Consumer loans - recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears. Overdrafts in excess of 60 days are charged-off no later than 60 days past their due date.

•

Troubled debt restructurings (“TDRs”) - loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after classified as a TDR).

Acquired covered loans from the Westernbank FDIC-assisted transaction that are restructured after acquisition are not considered restructured loans for purposes of the Corporation’s accounting and disclosure if the loans are accounted for in pools pursuant to ASC Subtopic 310-30.

•

Covered loans acquired in the Westernbank FDIC-assisted transaction, except for revolving lines of credit, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

•

Revolving lines of credit acquired as part of the Westernbank FDIC-assisted transaction are accounted for under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income using the effective yield method over the life of the loan. Loans accounted for under ASC Subtopic 310-20 are placed on non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.

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

A summary of non-performing assets, including certain credit quality metrics, is presented in Table L, below.

TABLE L

Non-Performing Assets

(Dollars in thousands)	June 30, 2011	As a percentage of loans HIP by category [2]	December 31, 2010	As a percentage of loans HIP by category [2]	June 30, 2010	As a percentage of loans HIP by category [2]
Commercial	$784,587	7.3%	$725,027	6.4%	$801,378	6.8%
Construction	198,235	50.3	238,554	47.6	843,806	56.4
Lease financing	4,457	0.8	5,937	1.0	7,548	1.2
Mortgage	615,762	11.5	542,033	12.0	613,838	13.1
Consumer	49,424	1.4	60,302	1.6	63,021	1.6

Total non-performing loans held-in- portfolio, excluding covered loans	1,652,465	8.0%	1,571,853	7.6%	2,329,591	10.4%
Non-performing loans held-for-sale [5]	399,869		671,757		—
Other real estate owned (“OREO”), excluding covered OREO	162,419		161,496		142,372

Total non-performing assets, excluding covered assets	$2,214,753		$2,405,106		$2,471,963
Covered loans and OREO [1]	89,782		83,539		67,209

Total non-performing assets	$2,304,535		$2,488,645		$2,539,172

Accruing loans past due 90 days or more [3]	$325,980		$338,359		$274,521

Ratios excluding covered loans and OREO [4]:
Non-performing loans held-in-portfolio to loans held-in-portfolio	8.00%		7.58%		10.37%
Non-performing assets to total assets	6.45		7.11		6.64
Allowance for loan losses to loans held-in-portfolio	3.34		3.83		5.68
Allowance for loan losses to non-performing loans, excluding held-for-sale	41.74		50.46		54.82
Ratios including covered loans and OREO:
Non-performing loans held-in-portfolio to loans held-in-portfolio	6.60%		6.25%		8.51%
Non-performing assets to total assets	5.91		6.43		6.00
Allowance for loan losses to loans held-in-portfolio	2.95		3.10		4.64
Allowance for loan losses to non-performing loans, excluding held-for-sale	44.79		49.64		54.54

HIP = “held-in-portfolio”

[1]	The amount consists of $15 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $75 million in covered OREO at June 30, 2011 (December 31, 2010 - $26 million and $58 million, respectively; June 30, 2010 - $12 million and $55 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[2]	Loans held-in-portfolio used in the computation exclude $4.6 billion in covered loans at June 30, 2011 (December 31, 2010 - $4.8 billion; June 30, 2010 - $5.1 billion).
[3]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.1 billion at June 30, 2011 (December 31, 2010 - $916 million; June 30, 2010 - $170 million). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[4]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
[5]	Non-performing loans held-for-sale consist of $341 million in construction loans, $58 million in commercial loans and $1 million in mortgage loans at June 30, 2011 (December 31, 2010 - $412 million, $61 million and $199 million, respectively).

At June 30, 2011, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $1.2 billion, in the Puerto Rico operations and $369 million in the U.S. mainland operations. These figures compare to $811 million in the Puerto Rico operations and $404 million in the U.S. mainland operations at December 31, 2010.

In addition to the non-performing loans included in Table K, at June 30, 2011, there were $49 million of performing loans, excluding covered loans, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $111 million at December 31, 2010.

Table M summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters and six months ended June 30, 2011 and 2010.

TABLE M

Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarter ended June 30,							Six months ended June 30,
(Dollars in thousands)	2011		2011	2011		2010		2011		2011	2011		2010
	Non-covered loans		Covered loans	Total		Total [1]		Non-covered loans		Covered loans	Total		Total [1]
Balance at beginning of period	$727,346 $		9,159	$736,505 $		1,277,036		$793,225		$—	$793,225 $		1,261,204
Provision for loan losses	95,712		48,605	144,317		202,258		155,474		64,162	219,636		442,458

	823,058		57,764	880,822		1,479,294		948,699		64,162	1,012,861		1,703,662

Losses:
Commercial	100,782		263	101,045		83,249		185,071		1,970	187,041		170,201
Construction	7,105		—	7,105		55,891		22,292		4,345	26,637		108,298
Lease financing	1,801		—	1,801		4,258		4,075		—	4,075		9,748
Mortgage	12,162		—	12,162		27,926		21,724		—	21,724		56,528
Consumer	49,404		332	49,736		62,793		102,795		678	103,473		133,183

	171,254		595	171,849		234,117		335,957		6,993	342,950		477,958

Recoveries:
Commercial	18,854		—	18,854		12,111		31,317		—	31,317		19,946
Construction	8,461		—	8,461		2,335		10,480		—	10,480		3,304
Lease financing	1,044		—	1,044		1,167		2,087		—	2,087		2,723
Mortgage	981		—	981		1,776		2,296		—	2,296		3,004
Consumer	8,534		—	8,534		14,450		16,949		—	16,949		22,335

	37,874		—	37,874		31,839		63,129		—	63,129		51,312

Net loans charged-off (recovered):
Commercial	81,928		263	82,191		71,138		153,754		1,970	155,724		150,255
Construction	(1,356)		—	(1,356)		53,556		11,812		4,345	16,157		104,994
Lease financing	757		—	757		3,091		1,988		—	1,988		7,025
Mortgage	11,181		—	11,181		26,150		19,428		—	19,428		53,524
Consumer	40,870		332	41,202		48,343		85,846		678	86,524		110,848

	133,380		595	133,975		202,278		272,828		6,993	279,821		426,646

Recovery related to loans transferred to loans held-for-sale	—		—	—		—		13,807		—	13,807		—

Balance at end of period	$689,678 $		57,169	$746,847 $		1,277,016		$689,678 $		57,169	$746,847 $		1,277,016

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	2.59%			2.12%		3.58%		2.66%			2.22%		3.72%
Provision for loan losses to net charge-offs	0.72	x		1.08	x	1.00	x	0.57	x		0.78	x	1.04	x

[1]	There was no allowance for loan losses on covered loans at June 30, 2010.

The Corporation’s allowance for loan losses at June 30, 2011 decreased by approximately $530 million or 42% when compared with June 30, 2010. The Corporation’s general and specific allowances decreased by $168 million and $363 million, respectively, when compared to $894 million and $383 million at June 30, 2010, respectively. The reduction in the general component of the allowance for loan losses at June 30, 2011 was attributable to lower non-covered loan held-in-portfolio balances and net charge-off activity, principally from the Corporation’s non-covered commercial, construction and consumer loan portfolios. The decrease in the specific allowance component was mainly driven by: (i) the Corporation’s decision to accelerate the charge-off of previously reserved impaired amounts of collateral dependent loans both in the BPPR and BPNA reportable segments and (ii) a lower level of problem loans remaining in loans held-in-portfolio, as a result of the loans held-for-sale reclassification in the BPPR and BPNA reportable segments.

Overall, the Corporation’s non-covered loan held-in-portfolio balances decreased by $1.8 billion to $20.7 billion at June 30, 2011, when compared to the same period in 2010, mainly driven by reductions in the commercial, construction and consumer loan portfolios.

The BPPR reportable segment non-covered loans held-in-portfolio at June 30, 2011 decreased by $177 million, compared to June 30, 2010, driven principally by the commercial and construction loans held-for-sale reclassification that took place in the fourth quarter of 2010, coupled with the normal portfolio attrition and net charge-offs of the loan portfolio. These variances were partially offset by an increase of $1.2 billion in the mortgage loan portfolio of the BPPR reportable segment, driven principally by residential mortgage loan originations and mortgage loan purchases. As indicated in the Overview section of this MD&A, the Corporation completed two large purchases of performing mortgage loans during the six months ended June 30, 2011.

The BPNA reportable segment loans held-in-portfolio at June 30, 2011 decreased by $1.7 million, compared to June 30, 2010, mainly driven by: (i) decreases of $700 million and $291 million in the commercial and construction loan portfolios, respectively, principally associated with the downsizing of the legacy portfolio of the business lines exited by BPNA, (ii) the $396 million (book value) loan reclassification of non-conventional mortgage loans, mainly non-accruing loans, that took place in the fourth quarter of 2010, and (iii) a decrease of $114 million in the BPNA home equity lines of credit (“HELOCs”) loan portfolio, principally prompted by a decrease of $87 million in E-LOAN’s HELOCs, due to loan pay-offs, principal repayments and net charge-offs.

Table N presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2011 and June 30, 2010.

TABLE N

Annualized Net Charge-offs to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Commercial	2.99%	2.37%	2.78%	2.46%
Construction	(1.29)	13.79	5.36	13.02
Lease financing	0.52	1.93	0.68	2.17
Mortgage	0.89	2.31	0.82	2.37
Consumer	4.53	4.97	4.72	5.63

Total annualized net charge-offs to average loans held-in-portfolio	2.59%	3.58%	2.66%	3.72%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 99 and 106 basis points, from 3.58% and 3.72% for the quarter and six months ended June 30, 2010 to 2.59% and 2.66% for the respective periods in 2011. Both decreases were mainly driven by the loan portfolio reclassifications to held-for-sale that took place in the fourth quarter of 2010. As previously explained, in December 2010, the Corporation transferred approximately $603 million (book value) of commercial and construction loans of the BPPR reportable segment and $396 million (book value) of non-conventional mortgage loans of the U.S. mainland reportable segment, mainly non-accruing loans, from the held-in-portfolio to held-for-sale category, at the lower of cost or fair value. This transfer resulted in a decrease in net charge-offs and loan delinquencies in each portfolio, driven by a lower level of problem loans remaining in loans held-in-portfolio. The reduction in the net charge-off ratio was also related to the improvement in the credit quality of certain portfolios and the positive results of steps taken by the Corporation to mitigate the overall credit risks.

Commercial loans

The level of non-performing commercial non-covered loans held-in-portfolio at June 30, 2011, compared to December 31, 2010, increased on a consolidated basis by $60 million, primarily in the BPPR reportable segment. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio increased from 6.36% at December 31, 2010 to 7.31% at June 30, 2011. This increase was mainly attributed to weak economic conditions in Puerto Rico, which have continued to adversely impact the commercial loan delinquency rates. The level of non-performing commercial non-covered loans held-in-portfolio in the BPPR reportable segment at June 30, 2011 remained high while the level of non-performing commercial loans held-in-portfolio in the United States operations has reflected certain signs of stabilization.

The table that follows provides information on commercial non-performing loans at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPPR Reportable Segment:
Non-performing commercial loans	$557,421	$485,469	$520,853	$557,421	$520,853
Non-performing commercial loans to commercial loans HIP, both excluding covered loans and loans held-for-sale	8.75%	7.26%	7.72%	8.75%	7.72%
Commercial loan net charge-offs	$49,922		$31,838	$88,451	$64,538
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans and loans held-for-sale	3.05%		1.85%	2.69%	1.85%
BPNA Reportable Segment:
Non-performing commercial loans	$227,166	$239,558	$280,524	$227,166	$280,524
Non-performing commercial loans to commercial loans HIP, excluding loans held-for-sale	5.24%	5.12%	5.57%	5.24%	5.57%
Commercial loan net charge-offs	$32,005		$39,300	$65,303	$85,718
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding loans held-for-sale	2.92%		3.07%	2.93%	3.26%

Non-performing loans held-in-portfolio in the BPPR reportable segment increased by $72 million, from $485 million at December 31, 2010 to $557 million at June 30, 2011, as weak economic conditions in Puerto Rico have continued to adversely impact the delinquency rates of BPPR commercial loan portfolio. At the BPNA reportable segment, non-performing loans held-in-portfolio decreased by $13 million, from $240 million at December 31, 2010 to $227 million at June 30, 2011, as the loan portfolio continue to show signs of credit stabilization, in terms of delinquencies.

There was 1 commercial loan relationship greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $14 million at June 30, 2011, compared with 1 commercial loan relationship with an outstanding balance of approximately $10 million at December 31, 2010, and 3 commercial loan relationships with an outstanding balance of approximately $33 million at June 30, 2010.

The table that follows presents the changes in non-performing commercial non-covered loans held in-portfolio for the quarter and six months ended June 30, 2011, for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarter ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$521,321	$225,408	$475,935	$239,558
Plus:
New non-performing loans	111,545	75,263	233,580	124,812
Less:
Non-performing loans transferred to OREO	(2,403)	(6,958)	(5,509)	(12,833)
Non-performing loans charged-off	(41,532)	(32,005)	(73,411)	(70,529)
Loans returned to accrual status / loan collections	(35,992)	(34,542)	(77,656)	(53,842)

Ending balance June 30, 2011	$552,939 [a]	$227,166	$552,939	$227,166

[a]	Excludes $4.5 million in non-performing commercial lines of credit and business credit cards

For the quarter ended June 30, 2011, non-covered commercial loans held-in-portfolio newly classified in non-performing status at the BPPR reportable segment (excluding commercial lines of credit and business credit cards) amounted to $112 million, a decrease of $9 million, when compared to the additions for the quarter ended March 31, 2011. Additions to non-covered commercial loans held-in-portfolio in non-performing status decreased by $25 million, when compared to the quarter ended December 31, 2010. Although the Corporation continues to reflect additions to non-performing loans because of current economic conditions in Puerto Rico, the additions in the second quarter of 2011 were at a lower pace than in the previous two quarters.

Additions to commercial loans held-in-portfolio in non-performing status at the BPNA reportable segment during the second quarter of 2011 amounted to $75 million, an increase of $26 million, when compared to the additions for the first quarter of 2011. The increase in commercial non-performing loans for the BPNA reportable segment was principally attributable to one commercial credit relationship with an outstanding principal balance of $21 million, before charge-offs, which was restructured and placed in non-accrual status during the second quarter of 2011. Concurrently, BPNA recorded a charge-off of $5 million with respect to this credit relationship. At June 30, 2011, the outstanding principal balance on this credit relationship was $16 million and no specific valuation allowance was required. When compared to the quarter ended December 31, 2010, additions to non-covered commercial loans held-in-portfolio in non-performing status during the quarter ended June 30, 2011 decreased by $23 million, driven by positive results of steps taken by the Corporation to mitigate the overall credit risk.

The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended June 30, 2011 increased by $11 million when compared with the quarter ended June 30, 2010. This increase was primarily driven by an increase of $18 million in commercial loan net charge-offs in the BPPR reportable segment, partially offset by a decrease of $7 million in commercial loan net charge-offs in the BPNA reportable segment. The increase in commercial loan net charge-offs for the quarter ended June 30, 2011 in the BPPR reportable segment as compared to the quarter ended June 30, 2010 was principally due to the current economic conditions in Puerto Rico. The commercial loan portfolio in the BPPR reportable segment continues to reflect high delinquencies and reductions in the value of the underlying collaterals. For the quarter ended June 30, 2011, the charge-offs associated to collateral dependent commercial loans amounted to approximately $18.8 million and $25.5 million in the BPPR and BPNA reportable segments, respectively.

The decrease in the commercial loan net charge-offs at the BPNA reportable segment was mostly attributable to a lower volume of commercial loans due to run-off of the legacy portfolio of exited or downsized business lines at BPNA, accompanied by certain signs of credit stabilization in this reportable segment reflected in the reduction of approximately $12 million in non-performing loans from December 31, 2010 to June 30, 2011.

The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, represented 3.84% of that portfolio at June 30, 2011, compared with 4.06% at December 31, 2010. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 52.48% at June 30, 2011, compared with 63.78% at December 31, 2010. The decrease in the ratio was principally driven by a lower allowance for loan losses for the commercial loan portfolio of the BPNA reportable segment, prompted by a lower portfolio balance and a lower level of problem loans remaining in the portfolio. The allowance for loan losses for the commercial loan portfolio of the BPPR reportable segment also decreased, mainly driven by lower levels of specific reserves as a result of the Corporation’s decision to accelerate the charge-off of previously reserved impaired amounts of commercial collateral dependent loans.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.8 billion at June 30, 2011, of which $3.3 billion was secured with owner occupied properties, compared with $7.0 billion and $3.1 billion, respectively, at December 31, 2010. CRE non-performing loans, excluding covered loans amounted to $587 million at June 30, 2011, compared to $553 million at December 31, 2010. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 11.43% and 5.42%, respectively, at June 30, 2011, compared with 9.61% and 5.79%, respectively, at December 31, 2010.

At June 30, 2011, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $162 million of loan modifications for the BPPR reportable segment and $19 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these loan TDRs amounted to $683 thousand in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at June 30, 2011. The commercial loan TDRs in non-performing status for the BPPR and BPNA reportable segments at June 30, 2011 amounted to $96 million and $19 million, respectively. At June 30, 2011, commercial TDRs which were evaluated for impairment resulted in a specific reserve of $2 million at the BPPR reportable segment. Commercial TDRs at the BPNA reportable segment did not require any specific reserve at June 30, 2011.

Construction loans

Non-performing construction loans held-in-portfolio decreased by $40 million from December 31, 2010 to June 30, 2011 mainly attributed to a lower level of problem loans remaining in the held-in-portfolio classification for the Puerto Rico and U.S. operations. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 47.63% at December 31, 2010 to 50.34% at June 30, 2011, mainly due to reductions in the loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio was 56.42% at June 30, 2010.

The tables below provides information on construction non-performing loans held-in-portfolio at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPPR and BPNA reportable segments.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPPR Reportable Segment:
Non-performing construction loans	$58,691	$64,678	$629,282	$58,691	$629,282
Non-performing construction loans to construction loans HIP, both excluding covered loans and loans held-for-sale	36.22%	38.42%	64.68%	36.22%	64.68%
Construction loan net charge-offs (recoveries)	$(5,943)		$31,477	$2,077	$$58,134
Construction loan net charge-offs (annualized) to average construction loans HIP, excluding covered loans and loans held-for-sale	(15.67)%		12.54%	2.84%	11.27%

The table that follows provides information on construction non-performing loans held-in-portfolio at June 30, 2011, December 31, 2010 and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPNA reportable segment.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPNA Reportable Segment:
Non-performing construction loans	$139,544	$173,876	$214,524	$139,544	$214,524
Non-performing construction loans to construction loans HIP, excluding loans held-for-sale	60.22%	52.29%	41.04%	60.22%	41.04%
Construction loan net charge-offs	$4,588		$22,080	$9,735	$46,860
Construction loan net charge-offs (annualized) to average construction loans HIP, excluding loans held-for-sale	6.80%		16.09%	6.62%	16.13%

Non-performing construction loans held-in-portfolio in the BPPR reportable segment decreased by $6 million, from $65 million at December 31, 2010 to $59 million at June 30, 2011, driven principally by a lower level of problem loans in the remaining construction loan portfolio classified as held-in-portfolio, prompted by the construction loans held-for-sale reclassification that took place in the fourth quarter of 2010 at the BPPR reportable segment. At the BPNA reportable segment, non-performing loans held-in-portfolio decreased by $34 million, from $174 million at December 31, 2010 to $140 million at June 30, 2011, resulting from the downsizing of the construction loan portfolio at the BPNA reportable segment.

There were 6 construction loan relationships greater than $10 million in non-performing status with an aggregate outstanding balance of $70 million at June 30, 2011, compared with 7 construction loan relationships with an aggregate outstanding principal balance of $99 million at December 31, 2010. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the Corporation as it continues to be adversely impacted by weak economic and real estate market conditions, particularly in Puerto Rico.

The BPPR reportable segment construction loan portfolio, excluding covered loans and loans held-for-sale, totaled $162 million at June 30, 2011, compared with $168 million at December 31, 2010 and $973 million at June 30, 2010. The decrease in the ratio of non-performing construction loans held-in-portfolio to construction loans held-in-portfolio, excluding covered loans, was primarily attributed to the reclassification to loans held-for-sale during the fourth quarter of 2010, mostly of non-accruing loans.

The construction loan portfolio of the BPNA reportable segment, totaled $232 million at June 30, 2011, compared with $332 million at December 31, 2010 and $523 million at June 30, 2010. The increase in the ratio of non-performing construction loans held-in-portfolio to construction loans held-in-portfolio, was primarily attributed to a lower portfolio balance.

The table that follows presents the changes in non-performing construction loans held in-portfolio for the quarter ended June 30, 2011, for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarter ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$57,176	$166,983	$64,678	$173,876
Plus:
New non-performing loans	4,779	3,499	16,727	15,376
Advances on existing non-performing loans	3,157	—	3,157	—
Less:
Non-performing loans transferred to OREO	(3,780)	(45)	(4,924)	(1,035)
Non-performing loans charged-off	(275)	(6,441)	(9,694)	(12,255)
Loans returned to accrual status / loan collections	(2,366)	(24,452)	(11,253)	(36,418)

Ending balance at June 30, 2011	$58,691	$139,544	$58,691	$139,544

For the quarter ended June 30, 2011, non-covered construction loans held-in-portfolio newly classified to non-performing status at the BPPR and BPNA reportable segments amounted to $5 million and $3 million, respectively, which represented decreases of $7 million and $8 million, when compared to the additions for the quarter ended March 31, 2011. Additions to non-covered construction loans held-in-portfolio in non-performing status decreased by $32 million and $34 million for the BPPR and BPNA reportable segments, respectively, when compared to the quarter ended December 31, 2010. Both decreases are attributable to a lower level of problem loans remaining in the portfolio, principally prompted by the construction loans held-for-sale reclassification that took place in the fourth quarter of 2010 at the BPPR segment and the downsizing of the construction loan portfolio at the BPNA reportable segment.

Construction loans net charge-offs for the quarter ended June 30, 2011, compared with the quarter ended June 30, 2010, decreased by $37 million and $17 million in the BPPR and BPNA reportable segments, respectively. These decreases resulted from the steps taken by the Corporation to mitigate the overall credit risk, which included the BPPR loans held-for-sale reclassification that took place in the fourth quarter of 2010 and the decision to downsize the construction loan portfolio at the BPNA reportable segment. The construction loan portfolio of the BPPR reportable segment continues to be impacted by generally weak market conditions, decreases in property values, oversupply in certain areas, and reduced absorption rates.

For the quarter ended June 30, 2011, the charge-offs associated to collateral dependent construction loans amounted to approximately $4.6 million in BPNA reportable segment. For the quarter ended June 30, 2011, recoveries from previously charged-off construction loans amounted to $6.2 million in the BPPR reportable segment. Lower level of net charge-offs have been experienced in the construction loan portfolios at both reportable segments principally attributable to lower portfolio balances and a lower level of problem loans remaining in the portfolios. Management has identified construction loans considered impaired and has charged-off specific reserves based on the value of the collateral.

The allowance for loan losses corresponding to construction loans, represented 5.02% of that portfolio, excluding covered loans, at June 30, 2011, compared with 9.53% at December 31, 2010. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 9.98% at June 30, 2011, compared with 20.01% at December 31, 2010. As explained before, the decrease was driven by a lower level of net charge-offs, thus, requiring a lower allowance, coupled with decreases in loan portfolio and non-performing loans in both reportable segments.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $7 million or 4.36% of construction loans held-in-portfolio, excluding covered loans, at June 30, 2011 compared to $16 million or 9.55%, respectively, at December 31, 2010. The decrease was driven by a lower level of net charge-offs, thus, requiring a lower allowance, coupled with decreases in loan portfolio and non-performing loans.

The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $13 million or 5.49% of construction loans held-in-portfolio at June 30, 2011, compared to $32 million or 9.52%, respectively, at December 31, 2010. The reduction in net charge-offs observed in the construction loan portfolio of the BPNA reportable segment for the quarter ended June 30, 2011, when compared to same quarter in 2010, was attributable to a lower portfolio balance and lower level of problem loans remaining in the portfolio.

The construction loans held-in-portfolio, excluding covered loans, included $1 million in TDRs for the BPPR reportable segment and $77 million for the BPNA reportable segment, which were considered TDRs at June 30, 2011. The outstanding commitments for these construction TDR loans at June 30, 2011 were $486 thousand for the BPPR reportable segment and no outstanding commitments for the BPNA reportable segment. There were $34 thousand in construction TDR loans in non-performing status for the BPPR reportable segment and $77 million in the BPNA reportable segment at June 30, 2011. These construction TDR loans were individually evaluated for impairment resulting in no specific reserves for the BPPR and BPNA reportable segments at June 30, 2011. The impaired portions of collateral dependent construction TDR loans were charged-off during the fourth quarter of 2010.

In the current housing market, the value of the collateral securing the loan has become the most important factor in determining the amount of loss incurred and the appropriate level of the allowance for loan losses. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, in some cases during recent quarters declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loans.

Mortgage loans

Non-performing mortgage loans held-in-portfolio increased by $74 million from December 31, 2010 to June 30, 2011, primarily as a result of an increase of $64 million in the BPPR reportable segment, accompanied by an increase of $9 million in the BPNA reportable segment. The increase in the BPPR reportable segment was driven principally by weak economic conditions in Puerto Rico, coupled with the level of mortgage loans repurchased under credit recourse arrangements. During the second quarter of 2011, the BPPR reportable segment repurchased $53 million of mortgage loans under credit recourse arrangements, an increase of $25 million, when compared to $28 million for the fourth quarter of 2010. The mortgage business has continued to be negatively impacted by the weak economic conditions in Puerto Rico as evidenced by the increased levels of non-performing mortgage loans and delinquency rates.

During the fourth quarter of 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings.

For the quarter ended June 30, 2011, the Corporation’s mortgage loans net charge-offs to average mortgage loans held-in-portfolio decreased to 0.89%, down by 142 basis points when compared to the quarter ended June 30, 2010. The decrease in the mortgage loan net charge-off ratio was mainly due to lower losses in the U.S. mainland non-conventional mortgage business driven by the previously explained loans held-for-sale transaction that took place in December 31, 2010.

At the BPPR reportable segment, mortgage loan net charge-offs (excluding covered loans) for the quarter ended June 30, 2011 amounted to $7.1 million, an increase of $1.2 million, when compared to same quarter in 2010. The mortgage business has continued to be negatively impacted by the current economic conditions in Puerto Rico which has resulted in increased levels of non-performing mortgage loans. However, high reinstatement experience associated with the mortgage loans under foreclosure process in Puerto Rico have helped to maintain losses at manageable levels.

The BPPR reportable segment’s mortgage loans held-in-portfolio (excluding covered loans) totaled $4.5 billion at June 30, 2011, compared with $3.6 billion at December 31, 2010. The increase in mortgage loans held-in-portfolio (excluding covered loans) for the BPPR reportable segment was as a result of the acquisition of approximately $518 million in unpaid principal balance of performing residential mortgage loans, loans repurchased under credit recourse arrangements and the loan origination activity in this reportable segment. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $55 million or 1.23% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2011, compared to $42 million or 1.15%, at December 31, 2010.

At June 30, 2011, the mortgage loan TDRs for the BPPR’s reportable segment amounted to $285 million (including $91 million guaranteed by U.S. Government sponsored entities), of which $146 million were in non-performing status. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $8.2 million at June 30, 2011. There were no outstanding commitments for these mortgage loan TDRs in the BPPR reportable segment at June 30, 2011.

The table that follows provides information on mortgage non-performing loans at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPPR reportable segment.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPPR Reportable Segment:
Non-performing mortgage loans	$581,386	$517,443	$421,153	$581,386	$421,153
Non-performing mortgage loans to mortgage loans HIP, both excluding covered loans and loans held- for-sale	12.92%	14.19%	12.64%	12.92%	12.64%
Mortgage loan net charge-offs	$7,099		$5,852	$14,776	$9,442
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans and loans held-for-sale	0.68%		0.75%	0.76%	0.61%

The BPNA reportable segment mortgage loan portfolio totaled $847 million at June 30, 2011, compared with $875 million at December 31, 2010. As compared to the quarter ended June 30, 2010, this portfolio has reflected better performance in terms of losses.

The table that follows provides information on mortgage non-performing loans at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPNA reportable segment.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPNA Reportable Segment:
Non-performing mortgage loans	$32,531	$23,587	$191,680	$32,531	$191,680
Non-performing mortgage loans to mortgage loans HIP, excluding loans held-for-sale	3.84%	2.70%	14.14%	3.84%	14.14%
Mortgage loan net charge-offs	$4,030		$20,298	$4,600	$44,082
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding loans held- for-sale	1.88%		5.83%	1.07%	6.22%

As explained previously, in December 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings. Substantially all these loans were sold in the first quarter of 2011.

BPNA’s non-conventional mortgage loan portfolio outstanding at June 30, 2011 amounted to approximately $503 million with a related allowance for loan losses of $17 million, which represents 3.36% of that particular loan portfolio, compared with $513 million with a related allowance for loan losses of $22 million or 4.29%, respectively, at December 31, 2010. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

There were $1.6 million in net charge-offs for BPNA’s non-conventional mortgage loans held-in-portfolio for the quarter ended June 30, 2011 or 1.23% of average non-conventional mortgage loans held-in-portfolio. Net charge-offs of BPNA’s non-conventional mortgage loans held-in-portfolio amounted to $19 million for the quarter ended June 30, 2010, and represented 7.61% of average non-conventional mortgage loans held-in-portfolio for that period. The decrease is principally due to the fact that most of this portfolio was classified as held-for-sale and adjusted to fair value in December 2010.

At June 30, 2011, mortgage loans held-in-portfolio, included a total of $17 million in TDRs for the BPNA reportable segment. There were no outstanding commitments for these mortgage loan TDRs. The mortgage loan TDRs in non-performing status for the BPNA reportable segments at June 30, 2011 amounted to $5 million. The mortgage loan TDRs were evaluated for impairment resulting in specific reserve of $3 million for the BPNA reportable segment, at June 30, 2011.

Consumer loans

Non-performing consumer loans (excluding covered loans) decreased from December 31, 2010 to June 30, 2011, as a result of decreases of $3 million and $8 million in the BPPR and BPNA reportable segments, respectively. The decrease in the BPPR reportable segment was principally related to an overall improvement in the consumer lines of business, mainly personal and leasing loans, as the portfolios continue to reflect signs of a more stable credit performance. The decrease in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. This portfolio has experienced improvements in terms of delinquencies and net charge-offs.

Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio decreased mostly due to lower delinquencies at both reportable segments. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in both segments was attributable to an improvement in the delinquency levels, as the portfolios continue to reflect signs of a more stable credit performance.

The consumer loans held-in-portfolio, excluding covered loans, included $102 million in TDRs for the BPPR reportable segment and $3 million for the BPNA reportable segment, which were considered TDRs at June 30, 2011. There were $5 million in consumer TDR loans in non-performing status for the BPPR reportable segment and $869 thousand in the BPNA reportable segment at June 30, 2011.

The table that follows provides information on consumer non-performing loans at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarters and six months ended June 30, 2011 and June 30, 2010 for the BPPR reportable segment.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPPR Reportable Segment:
Non-performing consumer loans	$34,151	$37,236	$38,480	$34,151	$38,480
Non-performing consumer loans to consumer loans HIP, both excluding covered loans and loans held-for-sale	1.20%	1.29%	1.29%	1.20%	1.29%
Consumer loan net charge-offs	$27,363		$30,805	$55,777	$65,969
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans and loans held-for-sale	3.84%		4.12%	3.90%	4.38%

The table that follows provides information on mortgage non-performing loans at June 30, 2011, December 31, 2010, and June 30, 2010 and net charge-offs information for the quarter and six months ended June 30, 2011, and June 30, 2010 for the BPNA reportable segment.

	For the quarters ended			For the six months ended
(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
BPNA Reportable Segment:
Non-performing consumer loans	$15,273	$23,066	$24,541	$15,273	$24,541
Non-performing consumer loans to consumer loans HIP, excluding loans held-for-sale	2.04%	2.85%	2.79%	2.04%	2.79%
Consumer loan net charge-offs	$13,507		$17,538	$30,069	$44,879
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding loans held-for-sale	7.09%		7.78%	7.73%	9.70%

As previously explained, the decrease in non-performing consumer loans for the BPNA reportable segment was attributable in part to home equity lines of credit and closed-end second mortgages. As compared to 2010, these loan portfolios showed signs of improved performance due to significant charge-offs recorded in previous periods improving the quality of the remaining portfolio, combined with aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $10 million or 8.22% of this particular average loan portfolio for the quarter ended June 30, 2011, compared with $12 million or 9.69%, respectively, for the quarter ended June 30, 2010. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2011 totaled $450 million with a related allowance for loan losses of $35 million, representing 7.85% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2010 totaled $437 million with a related allowance for loan losses of $41 million, representing 9.29% of that particular portfolio.

Troubled debt restructurings

In general, loans classified as TDRs are maintained in accrual status if the loan was in accrual status at the time of the modification. Other factors considered in this determination include a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.

The following tables present the loans classified as TDRs according to their accruing status at June 30, 2011 and December 31, 2010.

	June 30, 2011
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$66,557	$115,111	$181,668
Construction	1,055	77,103	78,158
Mortgage	150,991	150,933	301,924
Consumer	103,929	7,395	111,324

	$322,532	$350,542	$673,074

	December 31, 2010
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$77,278	$80,919	$158,197
Construction	—	92,184	92,184
Mortgage	68,831	107,791	176,622
Consumer	123,012	10,804	133,816

	$269,121	$291,698	$560,819

The Corporation’s TDR loans totaled $673 million at June 30, 2011, an increase of $112 million or 20% from December 31, 2010. The increase was mainly due to the intensification of loss mitigation efforts on the mortgage portfolio. Mortgage TDRs increased by $125 million or 71% during the six months ended on June 30, 2011 including $82 million of accruing loans of which $51 million were guaranteed by U.S. sponsored agencies.

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

Allowance for loan losses for loans related to the non-covered loan portfolio

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”), excluding the allowance for the covered loan portfolio, at June 30, 2011, December 31, 2010, and June 30, 2010 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

June 30, 2011
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$7,755	$386	$—	$11,665	$—	$19,806
Impaired loans [1]	$486,007	$199,919	$—	$205,753	$—	$891,679
Specific ALLL to impaired loans [1]	1.60%	0.19%	—%	5.67%	—%	2.22%
General ALLL	$404,010	$19,399	$5,770	$66,307	$174,386	$669,872
Loans held-in-portfolio, excluding impaired loans [1]	$10,250,326	$193,840	$586,056	$5,141,759	$3,594,034	$19,766,015
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.94%	10.01%	0.98%	1.29%	4.85%	3.39%
Total ALLL	$411,765	$19,785	$5,770	$77,972	$174,386	$689,678
Total non-covered loans held-in-portfolio [1]	$10,736,333	$393,759	$586,056	$5,347,512	$3,594,034	$20,657,694
ALLL to loans held-in-portfolio [1]	3.84%	5.02%	0.98%	1.46%	4.85%	3.34%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assited transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assited transaction. At June 30, 2011, the general allowance on the covered loans amounted to $56 million while the specific reserve amounted to $1 million.

December 31, 2010
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$8,550	$216	$—	$5,004	$—	$13,770
Impaired loans [1]	$445,968	$231,322	$—	$121,209	$—	$798,499
Specific ALLL to impaired loans [1]	1.92%	0.09%	—%	4.13%	—%	1.72%
General ALLL	$453,841	$47,508	$13,153	$65,864	$199,089	$779,455
Loans held-in-portfolio, excluding impaired loans [1]	$10,947,517	$269,529	$602,993	$4,403,513	$3,705,984	$19,929,536
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	4.15%	17.63%	2.18%	1.50%	5.37%	3.91%
Total ALLL	$462,391	$47,724	$13,153	$70,868	$199,089	$793,225
Total non-covered loans held-in-portfolio [1]	$11,393,485	$500,851	$602,993	$4,524,722	$3,705,984	$20,728,035
ALLL to loans held-in-portfolio [1]	4.06%	9.53%	2.18%	1.57%	5.37%	3.83%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assited transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assited transaction. There was no allowance on these loans at December 31, 2010.

June 30, 2010
(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$132,753	$188,949	$—	$61,737	$—	$383,439
Impaired loans [1]	$644,575	$816,471	$—	$278,025	$—	$1,739,071
Specific ALLL to impaired loans [1]	20.60%	23.14%	—%	22.21%	—%	22.05%
General ALLL	$345,712	$139,593	$16,799	$118,175	$273,298	$893,577
Loans held-in-portfolio, excluding impaired loans [1]	$11,141,660	$679,145	$636,913	$4,410,630	$3,857,401	$20,725,749
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.10%	20.55%	2.64%	2.68%	7.09%	4.31%
Total ALLL	$478,465	$328,542	$16,799	$179,912	$273,298	$1,277,016
Total non-covered loans held-in-portfolio [1]	$11,786,235	$1,495,616	$636,913	$4,688,655	$3,857,401	$22,464,820
ALLL to loans held-in-portfolio [1]	4.06%	21.97%	2.64%	3.84%	7.09%	5.68%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. There was no allowance on these loans at June 30, 2010.
[3]	Includes $43 million of non-covered credit cards acquired on the Westernbank FDIC-assisted transaction.

As compared to December 31, 2010, the allowance for loan losses, excluding covered loans, at June 30, 2011 decreased by approximately $104 million from 3.83% to 3.34% as a percentage of loans held-in-portfolio. This decrease considers a reduction in the Corporation’s general allowance component of approximately $110 million and an increase in the specific allowance component of approximately $6 million. The reduction in the general component of the allowance for loan losses for the quarter ended June 30, 2011, was primarily attributable to lower portfolio balances and net charge-offs, principally from the Corporation’s commercial, construction and consumer loan portfolios. The allowance for loan losses to loans held-in-portfolio at June 30, 2010 was 5.68%.

The decrease in the allowance for loan losses, excluding the allowance for covered loans, for the commercial loan portfolio at June 30, 2011 when compared with December 31, 2010 was mainly related to a reduction of $29 million and $21 million in the general component of the allowance for loan losses of the BPPR and BPNA reportable segments, respectively, principally due to a lower portfolio balances and net charge-offs. The general component of the allowance for loan losses of the construction loan portfolio amounted to $19 million at June 30, 2011, a decrease of $28 million compared with December 31, 2010. This decrease was prompted principally by the previously mentioned reclassification of construction loans held-for-sale of the BPPR reportable segment that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio, coupled with decreases in loan portfolio and non-performing loans in the U.S. mainland reportable segment.

The allowance for loan losses of the mortgage loan portfolio, excluding the allowance for covered loans, increased by $7 million from $71 million at December 31, 2010 to $78 million at June 30, 2011. The increase was principally driven by the BPPR reportable segment which contributed with a higher loan portfolio balance, higher delinquencies and an increase in specific reserves on mortgage loan TDRs, partially offset by the decreases in the volume of mortgage loans and related net charge-offs in the BPNA reportable segment, as a result of the previously explained held-for-sale transaction.

The allowance for loan losses of the consumer loan portfolio, excluding the allowance for covered loans, decreased by $25 million from $199 million at December 31, 2010 to $174 million at June 30, 2011. The consumer loan portfolios in both the BPPR and BPNA reportable segments have continued to reflect favorable credit trends.

The following table presents the Corporation’s recorded investment in commercial, construction and mortgage loans that were considered impaired and the related valuation allowance at June 30, 2011, December 31, 2010, and June 30, 2010.

	June 30, 2011		December 31, 2010		June 30, 2010
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$226.7	$20.8	$154.3	$13.8	$1,349.5	$383.4
No valuation allowance required	668.6	—	644.2	—	389.6	—

Total impaired loans	$895.3	$20.8	$798.5	$13.8	$1,739.1	$383.4

With respect to the $660 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required at June 30, 2011, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. At June 30, 2011, $650 million or 96% of the $678 million impaired commercial and construction loans with no valuation allowance were collateral dependent loans. For collateral dependent loans, management performed an analysis based on the fair value of the collateral less estimated costs to sell, and determined that the collateral was deemed adequate to cover any inherent losses at June 30, 2011. Impaired portions on collateral dependent commercial and construction loans were charged-off during the quarters ended June 30, 2011 and December 31, 2010.

Average impaired loans during the quarters ended June 30, 2011 and June 30, 2010 were $860 million and $1.7 billion, respectively. The Corporation recognized interest income on impaired loans of $3.7 million and $4.8 million for the quarters ended June 30, 2011 and June 30, 2010, respectively.

The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended June 30, 2011 and 2010.

Table - Activity in Specific ALLL for the quarter ended June 30, 2011
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total
Specific allowance for loan losses at March 31, 2011	$9,726	$—	$8,166	$17,892
Provision for impaired loans	22,877	5,988	4,228	33,093
Less: Net charge-offs	24,848	5,602	729	31,179

Specific allowance for loan losses at June 30, 2011	$7,755	$386	$11,665	$19,806

Table - Activity in Specific ALLL for the quarter ended June 30, 2010
(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total
Specific allowance for loan losses at March 31, 2010	$120,419	$160,395	$64,791	$345,605
Provision for impaired loans	46,520	82,934	1,075	130,529
Less: Net charge-offs	34,186	54,380	4,129	92,695

Specific allowance for loan losses at June 30, 2010	$132,753	$188,949	$61,737	$383,439

For the quarter ended June 30, 2011, total net charge-offs for individually evaluated impaired loans amounted to approximately $31 million, of which $19 million pertained to the BPPR reportable segment and $12 million to the BPNA reportable segment. Most of these net charge-offs were related to the commercial and construction portfolios. The decrease in net charge-offs for loans considered impaired was attributable to: (i) the benefits provided by the previously mentioned reclassification of commercial, construction and mortgage loans held-for-sale that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio, and (ii) a lower portfolio balance of commercial loans at the BPNA reportable segment, driven by the Corporation’s decision to exit or downsize certain business lines.

The Corporation requests updated appraisal reports from pre-approved appraisers for loans that are considered impaired and individually analyzes them following the Corporation’s reappraisal policy. This policy requires updated appraisals for loans secured by real estate (including construction loans) either annually, every two or three years depending on the total exposure of the borrower. Generally, the specialized appraisal review unit of the Corporation’s Credit Risk Management Division internally reviews appraisals following certain materiality benchmarks. In addition to evaluating the reasonability of the appraisal reports, these reviews monitor that appraisals are performed following the Uniform Standards of Professional Appraisal Practice (“USPAP”).

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, currently, downward adjustments currently range from 10% to 40% (including costs to sell). At June 30, 2011, the weighted average discount rate for the BPPR reportable segment was 21%. For commercial and construction loans at the BPNA reportable segment, the most typically applied collateral discount rate is 30%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the property, less costs to sell, is charged-off. For this purpose and for residential real estate properties, the Corporation requests Independent Broker Price Opinion of Value of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR reportable segment, Independent Broker Price Opinions of Value of the subject collateral properties are currently subject to downward adjustment (cost to sell) of 5%. In the case of the U.S. mortgage loan portfolio, downward adjustments currently range from 0% to 30%, depending on the age of the appraisal and the location of the property.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2011.

June 30, 2011
	Total Impaired Loans - Held-in-portfolio (HIP)		Impaired Loans with Appraisals Over One- Year Old [1]
(In thousands)	# of Loans	Outstanding Principal Balance
Total commercial	366	$500,461	60%
Total construction	80	$185,466	33%

[1]	Based on outstanding balance of total impaired loans.

The Corporation evaluates the discount factors applied to appraisals due to age or general market conditions comparing these to the aggregate value trends in commercial and construction properties. The main source of information is new appraisals received by the Corporation and/or recent sales data. In Puerto Rico, for commercial and construction appraisals less than one year old, the Corporation generally uses 90% of the appraised value for determination of the allowance for loan losses. In the case of commercial loans, if the appraisal is over one year old, the Corporation generally uses 75% of the appraised value. In the case of construction loans this factor can reach up to 60% of the appraised value. In the Corporation’s U.S. operations, the Corporation generally uses 70% of appraised value. This discount was determined based on a study of OREO, short sale and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The Corporation requests updated appraisal reports for loans that are considered impaired following a corporate reappraisal policy. This policy requires updated appraisals for loans secured by real estate (including construction loans) either annually, every two years or every three years depending on the total exposure of the borrower. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired.

The percentage of the Corporation’s impaired construction loans that we relied upon “as developed” and “as is” for the period ended June 30, 2011 is presented in the table below.

June 30, 2011
	“As is”			“As developed”
(In thousands)	Count	Amount in $	As a % of total construction impaired loans HIP	Count	Amount in $	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio	37	$95,170	48%	15	$104,750	52%	92%

At June 30, 2011, the Corporation accounted for $105 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

Costs to complete are deducted from the subject “as developed” collateral value on impaired construction loans. Impairments determinations are calculated following the collateral dependent method, comparing the outstanding principal balance of the respective impaired construction loan against the expected realizable value of the subject collateral. Realizable values of subject collaterals have been defined as the “as developed” appraised value less costs to complete, costs to sell and discount factors. Costs to complete represent an estimate of the amount of money to be disbursed to complete a particular phase of a construction project. Costs to sell have been determined as a percentage of the subject collateral value, to cover related collateral disposition costs (e.g. legal and commission fees). Discount factors are applied to appraisals due to age or general market conditions comparing these to the aggregate value trends in commercial and construction properties. The main source of information is new appraisals received by the Corporation and/or recent sales data. In the BPPR reportable segment, for commercial and construction appraisals less than 1 year old the Corporation generally uses 90% (including the cost to sell) of the appraised value for reserve determination. If the appraisal is over one year old, the Corporation generally use 75% (including the cost to sell) of the appraised value, in the case for commercial loans. In the case of construction loans this factor can reach up to 60% (including the cost to sell) of the appraised value. In the BPNA reportable segment, the Corporation usually uses 70% (including the cost to sell) of appraised value, no matter the age of the appraisal. However, additional haircuts can be applied depending upon the region and the condition of the projects.

Allowance for loan losses for loans – Covered loan portfolio

The Corporation’s allowance for loan losses at June 30, 2011 includes $57 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $48 million at quarter end, as one pool reflected a higher than expected credit deterioration; (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $8 million, and (iii) loan advances on loan commitments assumed by the Corporation as part of the acquisition, which required an allowance of $1 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses. For purposes of loans accounted for under ASC 310-20 and new loans originated as result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements. No allowance for loans losses for covered loans was required at December 31, 2010.

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 30 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased an estimated 3.6% during fiscal year ended June 30, 2010. The unemployment rate in Puerto Rico remains high at 14.9% in June 2011 down from 16.9% in March 2011. The Puerto Rico economy continues to be challenged, primarily, by a housing sector that remains under pressure, contraction in the manufacturing sector and a fiscal deficit that constrains government spending.

The Puerto Rico economy is still vulnerable, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions.

During 2011, the Puerto Rico government signed into law several economic and fiscal measures to help counter the prolonged recession. The implementation of a temporary excise tax on certain manufacturers is expected to add nearly $1 billion annual to consumers’ purchasing power. The marginal corporate tax rate in Puerto Rico was also reduced from 39% to 30% in January 2011.

In 2010, the government also enacted a housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives which were available up to June 30, 2011, included reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, exemption on long-term capital gain tax in future sale of new properties and no property taxes for five years on new housing, among others. In July 2011, the Puerto Rico government extended the housing-incentive law until October 31, 2011. The incentives continue to attract home buyers into the market, especially in the more reasonably priced segment. However, the high-end market is still under pressure due to excess supply.

Several major projects are under consideration by the Puerto Rico Government in areas such as energy and road infrastructure. These are expected to be structured as public and private partnerships and are expected to generate economic activity as they are awarded and construction commences. In June 2011, the government awarded a public private partnership to a consortium, effectively monetizing the future toll stream of a highway strip in the northern part of the island for the next 40 years, in a deal valued at $1.4 billion. The administration also sold $304 million in general-obligation bonds in June 2011 to fund infrastructure projects, including the completion of the remaining expansion of a highway that runs on the northeastern coast, road improvements and municipal projects.

The current state of the economy and uncertainty in the private and public sectors has resulted in, among other things, a downturn in the Corporation’s loan originations; deterioration in the credit quality of the Corporation’s loan portfolios as reflected in high levels of non-performing assets, loan loss provisions and charge-offs, particularly in the Corporation’s construction and commercial loan portfolios; an increase in the rate of foreclosures on mortgage loans; and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which have adversely affected its profitability. A persistent economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenues.

On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’ with a negative outlook.

At June 30, 2011, the Corporation had $894 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $140 million were uncommitted lines of credit. Of these total credit facilities granted, $754 million were outstanding at June 30, 2011. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at June 30, 2011, the Corporation had outstanding $125 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 7 and 8 to the consolidated financial statements for additional information. Of that total, $121 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Refer to Item 1A-Risk Factors of the Corporation’s Form 10-K for the year ended December 31, 2010 for additional information about how downgrades on the Government of Puerto Rico’s debt obligations could affect the value of our loans to the Government and our portfolio of Puerto Rico Government securities.

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of obligations of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $638 million of residential mortgages and $242 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2011. On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and Freddie Mac, and other agencies with securities linked to long-term U.S. Government debt. These downgrades could have material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent.

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2011, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions.

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

The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2011:

Table - Off-Balance Sheet Lending and Other Activities
	Amount of commitment - Expiration Period
(In millions)	Remaining 2011	Years 2012 - 2014	Years 2015 - 2017	Years 2018 - thereafter	Total
Commitments to extend credit	$5,295	$919	$310	$102	$6,626
Commercial letters of credit	17	2	—	—	19
Standby letters of credit	108	26	3	—	137
Commitments to originate mortgage loans	21	15	—	—	36
Unfunded investment obligations	1	9	—	—	10

Total	$5,442	$971	$313	$102	$6,828

At June 30, 2011, the Corporation maintained a reserve of approximately $11 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, including $3 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.

Refer to Note 20 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At June 30, 2011, the Corporation serviced $3.7 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $4.0 billion at December 31, 2010. The Corporation has not sold any mortgage loans subject to credit recourse during 2010 and 2011.

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

In the case of Puerto Rico, most claims are settled by repurchases of delinquent loans, the majority of which are greater than 90 days past due. The average time period to prepare an initial response to a repurchase request is from 30 to 120 days from the initial written notice depending on the type of the repurchase request. Failure by the Corporation to respond to a request for repurchase on a timely basis could result in a deterioration of the seller/servicer relationship and the seller/servicer’s overall standing. In certain instances, investors could require additional collateral to ensure compliance with the servicer’s repurchase obligation or cancel the seller/servicer license and exercise their rights to transfer the servicing to an eligible seller/servicer.

The table below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Total portfolio	$3,723,813	$3,981,915
Days past due:
30 days and over	$587,692	$651,204
90 days and over	$285,065	$314,031
As a percentage of total portfolio:
30 days past due or more	15.78%	16.35%
90 days past due or more	7.66%	7.89%

During the quarter and six months ended June 30, 2011, the Corporation repurchased approximately $53 million and $115 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. This compares to repurchases of $38 million and $55 million, respectively, for the quarter and six months ended June 30, 2010, and $121 million for the year ended December 31, 2010. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. The current economical situation has provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases.

At June 30, 2011, there were 8 outstanding unresolved claims related to the recourse portfolio with a principal balance outstanding of $1 million, compared with 27 and $2 million, respectively, at December 31, 2010. All the outstanding unresolved claims pertained to FNMA.

At June 30, 2011, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $55 million, compared with $54 million at December 31, 2010.

The following table presents the activity in the liability established to cover the estimated credit loss exposure on serviced loans where credit recourse is provided for the quarters and six months ended June 30, 2011 and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$55,318	$29,041	$53,729	$15,584
Additions for new sales	—	—	—	—
Provision for recourse liability	10,059	12,015	19,824	27,716
Net charge-offs / terminations	(10,050)	(4,449)	(18,226)	(6,693)

Balance as of end of period	$55,327	$36,607	$55,327	$36,607

The best estimate of losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segments. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value rates and loan aging, among others.

The decrease of $2 million and $8 million in the provision for credit recourse liability experienced for the quarter and six months ended June 30, 2011, when compared to the same periods in 2010, was driven by the following factors: (i) an improvement in the portfolio probability of default, which decreased by 11 basis points, from 6.87% at June 30, 2010 to 6.76% at June 30, 2011, and (ii) higher constant prepayment rates when compared to those reported for June 30, 2010.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans approximated $10 million in unpaid principal balance with losses amounting to $0.7 million for the six months ended June 30, 2011. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received $15 million to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio of approximately $3.7 billion. The Corporation recorded a representation and warranty reserve for the amount of the proceeds received from the third-party financial institution.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2011, the Corporation serviced $17.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $18.4 billion at December 31, 2010. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2011, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $29 million, compared with $24 million at December 31, 2010. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At June 30, 2011, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At June 30, 2011 and December 31, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $29 million and $31 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 50% of claimed amounts during the 24-month period ended June 30, 2011 (52% during the 24-month period ended December 31, 2010). On the remaining 50% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 61% of claimed amounts during the 24-month period ended June 30, 2011 (62% during the 24-month period ended December 31, 2010). In total, during the 24-month period ended June 30, 2011, the Corporation paid an average of 35% of claimed amounts (24-month period ended December 31, 2010 – 34%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 were as follows at June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
By Counterparty
GSEs	$1,391	$805
Whole loan and private-label securitization investors	3,696	4,652

Total outstanding claims by counterparty	$5,087	$5,457

By Product Type
1st lien (Prime loans)	$5,087	$5,403
2nd lien (Prime loans)	—	54

Total outstanding claims by product type	$5,087	$5,457

The outstanding claims balance from private-label investors is comprised of four different counterparties at June 30, 2011 and three at December 31, 2010.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the corporation’s non-performing loans. During the quarter and six months ended June 30, 2011, charge-offs recorded by E-LOAN against this representation and warranty reserve associated with loan repurchases, indemnification or make-whole events and settlement / closure of certain agreements with counterparties to reduce the exposure to future claims were minimal. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The table that follows presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters and six months ended June 30, 2011 and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$30,688	$31,937	$30,659	$33,294
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	(605)	5,197	(522)	6,430
Net charge-offs / terminations	(1,067)	(3,651)	(1,121)	(6,241)

Balance as of end of period	$29,016	$33,483	$29,016	$33,483

During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of Popular Financial Holdings (“PFH”). The sales were on a non-credit recourse basis. At June 30, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at June 30, 2011 are related principally to make-whole arrangements. At June 30, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million, compared with $8 million at December 31, 2010, and is included as other liabilities in the consolidated statement of condition. The reserve balance at June 30, 2011 contemplates historical indemnity payments. Popular, Inc. and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters and six months ended June 30, 2011 and 2010.

	Quarters ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance as of beginning of period	$4,261	$9,626	$8,058	$9,405
Additions for new sales	—	—	—	—
(Reversal) provision for representations and warranties	—	(1,796)	—	(1,118)
Net charge-offs / terminations	(50)	(1,080)	(50)	(1,537)
Other - settlements paid	—	—	(3,797)	—

Balance as of end of period	$4,211	$6,750	$4,211	$6,750

PIHC fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $0.7 billion at June 30, 2011 (December 31, 2010 and June 30, 2010 - $0.6 billion). In addition, at June 30, 2011, December 31, 2010 and June 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.

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

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for measuring, monitoring, planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO meets on a weekly basis and reviews the Corporation’s current and forecasted asset and liability position as well as desired pricing strategies and other relevant topics to the business. Also on a monthly basis, the ALCO reviews various interest rate risk metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2010 Annual Report are the same as those applied by the Corporation at June 30, 2011.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2012. Under a 200 basis points rising rate scenario, projected net interest income increases by $35.4 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $60.0 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at June 30, 2011 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

Trading

Popular, Inc. engages in trading activities in the ordinary course of business at its subsidiaries, Popular Securities and Popular Mortgage. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. Popular Mortgage’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements.

At June 30, 2011, the Corporation held trading account securities with a fair value of $786 million, representing 2% of the Corporation’s total assets. Mortgage-backed securities represented 95% of the trading portfolio at June 30, 2011, compared with 90% at the end of 2010. The mortgage-backed securities are investment grade securities. A significant portion of the trading portfolio is hedged against market risk by positions that offset the risk assumed. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period income. The Corporation recognized net trading account profits of $375 thousand for the six months ended June 30, 2011.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk, with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability. Under the Corporation’s current policies, trading exposures cannot exceed 2% of the trading portfolio market value of each subsidiary, subject to a cap.

The Corporation’s trading portfolio had a 5-day value at risk (VAR) of approximately $3.1 million, assuming a confidence level of 99%, for the last week in June 2011. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives, and mortgage servicing rights. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 22 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2011, approximately $6.2 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At June 30, 2011, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $164 million of financial assets that were measured at fair value on a nonrecurring basis at June 30, 2011, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $59 million at June 30, 2011, of which $41 million were Level 3 assets and $ 18 million were Level 2 assets. These assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and six months ended June 30, 2011, there were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis. Also, there were no transfers in and / or out of Level 1 and Level 2 during the quarter and six months ended June 30, 2011. Refer to Note 22 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at June 30, 2011. Also, refer to the Critical Accounting Policies / Estimates in the 2010 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2011, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2011, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At June 30, 2011, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $6.2 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At June 30, 2011, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $60 million and $215 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $163 million at June 30, 2011, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 12 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter and six months ended June 30, 2011, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.6 million and $2.4 million, respectively, recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $1.3 million and $1.5 million, respectively, resulting from the Corporation’s own credit standing adjustment and a loss of $(0.7) million and a gain of $0.9 million, respectively, from the assessment of the counterparties’ credit risk.

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

Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 72% of the Corporation’s total assets at June 30, 2011, compared with 69% at December 31, 2010.

In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2011, these borrowings consisted primarily of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction with a carrying amount of $1.5 billion, advances with the FHLB of $855 million, securities sold under agreement to repurchase of $2.6 billion, junior subordinated deferrable interest debentures of $897 million (net of discount) and term notes of $279 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During 2010, the Corporation took steps to deleverage its balance sheet and prepay certain high cost debt to benefit its cost of funds going forward. These actions were possible in part due to the excess liquidity derived from the Corporation’s 2010 capital raise, paydowns from the loan portfolio coupled with weak loan demand, from maturities of investment securities and funds received from the sale of the majority interest in EVERTEC. During 2011, the Corporation’s liquidity position remains strong. The following strategies were executed by the Corporation during the six months ended June 30, 2011 to deploy excess liquidity at its banking subsidiaries and improve the Corporation’s net interest margin.

•

During the six months ended June 30, 2011, the Corporation reduced the note issued to the FDIC by $975 million. Apart from the repayment of the note from collections on covered loans and payments received from claims made to the FDIC under the loss sharing agreements, the Corporation also prepaid $480 million of the note during the six months ended June 30, 2011. The prepayments were made with proceeds from maturities of securities. The note carries a 2.50% annual rate. The Corporation expects to pay down the note issued to the FDIC by the end of 2011.

•

The Corporation received cash proceeds of $291 million on loan sales, principally related to the sale of $457 million (legal balance) in non-conventional mortgage loans at the BPNA reportable segment during the first quarter of 2011. In order to deploy excess liquidity at the BPNA reportable segment, these funds, as well as other excess liquidity at this reportable segment, were used to purchase $753 million in securities by BPNA during the first quarter of 2011, primarily U.S. Agencies securities and U.S. Government agency-issued collateralized mortgage obligations. Funds were invested in longer-term securities to improve the net interest margin. These securities can be pledged to other counterparties in the repo market and continue to serve as a source to manage the Corporation’s liquidity needs.

•	The BHC repaid $100 million of medium-term notes during the first quarter of 2011, which was accounted for as an early extinguishment of debt.

Also, during the second quarter of 2011, and as indicated previously, the Corporation exchanged $233.2 million in aggregate principal amount of the $275 million 6.85% Senior Notes due 2012, in order to issue new debt with a later maturity. The modified notes are as follows: (1) $78.0 million aggregate principal amount of 7.47% Senior Notes due 2014, (2) $35.2 million aggregate principal amount of 7.66% Senior Notes due 2015 and (3) $120.0 million aggregate principal amount of 7.86% Senior Notes due 2016.

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

The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, loan purchases and repurchases, repayment of outstanding obligations (including deposits), and operational expenses. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for off-balance sheet activities mainly in connection with contractual commitments; recourse provisions; servicing advances; derivatives, credit card licensing agreements and support to several mutual funds administered by BPPR.

Note 32 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column. The banking subsidiaries’ liquidity and funding activities during the first six months 2011 included changes in loans, securities, deposits and borrowings in the normal course of business. Main cash flow transactions at the Corporation’s subsidiaries, excluding the holding companies, that are not in the normal course of business or are part of strategies during the period included: (1) acquisition of loans held-in-portfolio for $744 million, mainly related to two large bulk purchases of performing mortgage loans, which were principally funded with FHLB advances (notes payable) and cash flows from loan repayments; (2) cash proceeds on the loan sales at BPNA, which were used to purchase investment securities available-for-sale; (3) a reduction in the pension and other postretirement benefit obligation of $123 million due to a large payment in the first quarter of 2011; and (4) special tax payment of $89.4 million in the second quarter of 2011 related to the tax ruling and closing agreement with the P.R. Treasury.

The bank operating subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits. In addition, the total loan portfolio is funded with deposits with the exception of the loans acquired in the Westernbank FDIC-assisted transaction which are partially funded with the note issued to the FDIC.

The Corporation’s ability to compete successfully in the marketplace for deposits, excluding brokered deposits, depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results, credit ratings (by nationally recognized credit rating agencies), and importantly, FDIC deposit insurance. Although a downgrade in the credit ratings of the Corporation’s banking subsidiaries may impact their ability to raise retail and commercial deposits or the rate that it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to FDIC limits) and this is expected to mitigate the effect of a downgrade in the credit ratings.

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table I for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.6 billion, or 77% of total deposits, at June 30, 2011, compared with $20.6 billion, or 77% of total deposits, at December 31, 2010. Core deposits financed 64% of the Corporation’s earning assets at June 30, 2011, compared to 61% at December 31, 2010.

Certificates of deposit with denominations of $100,000 and over at June 30, 2011 totaled $4.4 billion, or 16% of total deposits, compared with $4.7 billion, or 17%, at December 31, 2010. Their distribution by maturity at June 30, 2011 was as follows:

(In thousands)
3 months or less	$1,891,610
3 to 6 months	702,512
6 to 12 months	849,874
Over 12 months	948,945

$4,392,941

At June 30, 2011, approximately 7% of the Corporation’s assets were financed by brokered deposits, compared with 6% at December 31, 2010. The Corporation had $2.7 billion in brokered deposits at June 30, 2011, compared with $2.3 billion at December 31, 2010. Brokered certificates of deposit, which are typically sold through an intermediary to retail investors, provide access to longer-term funds and provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.

In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2011 and December 31, 2010, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $1.7 billion and $1.6 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $0.9 billion at June 30, 2011 and $0.7 billion at December 31, 2010. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2011, the credit facilities authorized with the FHLB were collateralized by $4.9 billion in loans held-in-portfolio, compared with $3.8 billion at December 31, 2010. Refer to Note 16 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2011, BPPR had a borrowing capacity at the Fed’s Discount Window of approximately $2.5 billion, compared with $2.7 billion at December 31, 2010, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2011, this credit facility with the Fed was collateralized by $3.8 billion in loans held-in-portfolio, compared with $4.2 billion at December 31, 2010.

During the six months ended June 30, 2011, the BHCs did not make any capital contributions to BPNA and BPPR.

At June 30, 2011, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, during the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The principal source of cash flows for the parent holding company during 2010 was a capital issuance and proceeds from the sale of the 51% ownership interest in EVERTEC. The principal source of cash flows for the parent holding company during 2011 has been the repayment of loans made to subsidiaries and affiliates. Proceeds from the repayment of these loans, net of new advances, amounted to $185 million for the six months ended June 30, 2011.

As noted in the Overview section under the caption “Certain Regulatory Matters”, the Corporation’s banking subsidiaries are required to obtain approval from the Federal Reserve System and their respective applicable state banking regulator prior to declaring or paying dividends to the Corporation.

The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities). During 2011, the main cash outflows of the holding companies have been for the prepayment of $100 million in medium-term notes and payments of interest on debt of approximately $67.2 million, mainly associated with trust preferred securities and medium term notes.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $1.9 million for the six months ended June 30, 2011. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. As indicated in the Overview section under the caption “Certain Regulatory Matters”, the Corporation is required to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The Corporation’s bank holding companies ( Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc. (“BHCs”)) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary required the BHCs to contribute equity capital during 2009 and 2010 to ensure that it continued to meet the regulatory guidelines for “well-capitalized” institutions. There were no capital contributions made to BPNA during the six months ended June 30, 2011. Management does not expect either of the banking subsidiaries to require additional capitalizations for the foreseeable future.

Note 32 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $197 million at June 30, 2011, consisted principally of $185 million of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at June 30, 2011, compared with $1.3 billion at December 31, 2010. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings. As indicated previously, increasing or guaranteeing new debt would be subject to the prior approval from the Fed.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. Also, as indicated previously, the modification performed during the second quarter of 2011 to the term notes in order to extend their maturity provided enhanced liquidity at the BHCs.

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

Reductions of the Corporation’s credit ratings by the rating agencies could also affect its ability to borrow funds, and could substantially raise the cost of our borrowings. In addition, changes in the Corporation’s ratings could lead creditors and business counterparties to raise the collateral requirements, which could reduce available unpledged securities, reducing excess liquidity. Refer to Part II – Other Information, Item 1A-Risk Factors of the Corporation’s Form 10-K for the year ended December 31, 2010 for additional information on factors that could impact liquidity.

The importance of the Puerto Rico market for the Corporation is a risk factor that could affect its financing activities. In the case of a further deterioration of the Puerto Rico economy, the credit quality of the Corporation could be further affected and result in higher credit costs. Even though the U.S. economy is currently expanding, it is not certain that the Puerto Rico economy will benefit materially from the U.S. cycle. The Puerto Rico economy faces various challenges including a public-sector deficit, high unemployment and a residential real estate sector under pressure.

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

Credit ratings of Popular’s debt obligations are an important factor for liquidity because they impact the Corporation’s ability to borrow in the capital markets, its cost and access to funding sources. Credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. At June 30, 2011, the Corporation’s senior unsecured debt ratings continued to be “non-investment grade” with the three major rating agencies. This may make it more difficult for the Corporation to borrow in the capital markets and at a higher cost. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Some of the Corporation’s or its subsidiaries’ counterparty contracts include close-out provisions if the credit ratings fall below certain levels.

The Corporation’s banking subsidiaries have historically not used unsecured capital market borrowings to finance its operations, and therefore are less sensitive to the level and changes in the Corporation’s overall credit ratings. Their main funding sources are currently deposits and secured borrowings. At the BHCs, the volume of capital market borrowings has declined substantially, as the non-banking lending businesses that it had historically funded have been shut down and outstanding unsecured senior debt has been reduced.

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $18 million in deposits at June 30, 2011 that are subject to rating triggers. At June 30, 2011, the Corporation had repurchase agreements amounting to $279 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, and were collateralized with securities with a fair value of $301 million.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status, credit ratings and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $60 million at June 30, 2011, with the Corporation providing collateral totaling $72 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $155 million at June 30, 2011. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2010 Annual Report.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $30.0 million at June 30, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The derivative actions (García v. Carrión, et al. and Díaz v. Carrión, et al.) were brought purportedly for the benefit of nominal defendant Popular, Inc. against certain executive officers and directors and alleged breaches of fiduciary duty, waste of assets and abuse of control in connection with Popular’s issuance of allegedly false and misleading financial statements and financial reports and the offering of the Series B Preferred Stock. The derivative complaints sought a judgment that the action was a proper derivative action, an award of damages, restitution, costs and disbursements, including reasonable attorneys’ fees, costs and expenses. On October 9, 2009, the Court coordinated for purposes of discovery the García action and the consolidated securities class action. On October 15, 2009, Popular and the individual defendants moved to dismiss the García complaint for failure to make a demand on the Board of Directors prior to initiating litigation. On November 20, 2009, plaintiffs filed an amended complaint, and on December 21, 2009, Popular and the individual defendants moved to dismiss the García amended complaint. At a scheduling conference held on January 14, 2010, the Court stayed discovery in both the Hoff and García matters pending resolution of their respective motions to dismiss. On August 11, 2010, the Court granted in part and denied in part the motion to dismiss the Garcia action. The Court dismissed the gross mismanagement and corporate waste claims, but declined to dismiss the breach of fiduciary duty claim. The Díaz case, filed in the Puerto Rico Court of First Instance, San Juan, was removed to the U.S. District Court for the District of Puerto Rico. On October 13, 2009, Popular and the individual defendants moved to consolidate the García and Díaz actions. On October 26, 2009, plaintiff moved to remand the Diaz case to the Puerto Rico Court of First Instance and to stay defendants’ consolidation motion pending the outcome of the remand proceedings. On September 30, 2010, the Court issued an order without opinion remanding the Diaz case to the Puerto Rico Court of First Instance. On October 13, 2010, the Court issued a Statement of Reasons In Support of Remand Order. On October 28, 2010, Popular and the individual defendants moved for reconsideration of the remand order. The court denied Popular’s request for reconsideration shortly thereafter.

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

At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $37.5 million would be paid by or on behalf of defendants. On June 17, 2011, the parties filed a stipulation of settlement and a joint motion for preliminary approval of such settlement. On June 20, 2011, the Court entered an order granting preliminary approval of the settlement and set a settlement conference for November 1, 2011, which was subsequently moved to November 2, 2011. On or before July 5, 2011, the amount of $37.5 million was paid to the settlement fund by or on behalf of defendants. Specifically, the amount of $26 million was paid by insurers and the amount of $11.5 million was paid by Popular (after which approximately $4.7 million was reimbursed by insurers per the terms of the relevant insurance agreement).

In addition, the Corporation is aware that a suit asserting similar claims on behalf of certain individual shareholders under the federal securities laws was filed on January 18, 2011. On June 19, 2011, such shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely.

A separate memorandum of understanding was subsequently entered by the parties to the García and Diaz actions in April 2011. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs (of which management expects $1.6 million will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. On June 14, 2011, a motion for preliminary approval of settlement was filed. On July 8, 2011, the Court granted preliminary approval of such settlement and set the final approval hearing date for September 12, 2011.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $8.2 million would be paid by or on behalf of the defendants. The parties filed a joint request to approve the settlement on April 13, 2011. On June 8, 2011, the Court held a preliminary approval hearing, and on June 23, 2011, the Court preliminarily approved such settlement. On June 30, 2011, the amount of $8.2 million was transferred to the settlement fund by insurers on behalf of the defendants. A final fairness hearing has been set for August 26, 2011.

Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

At this point, the settlement agreements are not final and are subject to a number of future events, including approval of the settlements by the relevant courts.

In addition to the foregoing, Banco Popular is a defendant in two lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint, which is still pending resolution.

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

More specifically, plaintiffs - Guillermo García Lamadrid and Benito del Cueto Figueras - are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its fiduciary duties to them by failing to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and grossly negligently. Popular and the other defendants submitted separate motions to dismiss on or about February 28, 2011. Plaintiffs submitted a consolidated opposition thereto on April 15, 2011. The parties were allowed to submit replies and surreplies to such motions, and the motion has now been deemed submitted by the Court and is pending resolution.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I-Item 1A - Risk Factors” in our 2010 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2010 Annual Report.

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

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2011 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [a]
May 1 – May 31	828,765	3.09	—	—
June 1 – June 30	3,547	2.82	—	—

Total June 30, 2011	832,312	$3.09	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Compensation Agreement for C. Kim Goodwin as Director of Popular, Inc., dated May 10, 2011

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: August 9, 2011	By:	/s/ JORGE A. JUNQUERA
Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: August 9, 2011	By:	/s/ ILEANA GONZÁLEZ QUEVEDO
Ileana González Quevedo
Senior Vice President & Corporate Comptroller