Form 10-Q
period 2011-09-30
POPULAR INC
filed 2011-11-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011

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

  [X]    Yes                     [  ]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  [X]    Yes                     [  ]    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

                                                                                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  [  ]    Yes                     [X]    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 1,025,101,209 shares outstanding as of October 28, 2011.

POPULAR, INC.

Forward-Looking Information

The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to Popular, Inc.’s (the “Corporation”, “Popular”, “we, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

(In thousands, except share information)	September 30, 2011	December 31, 2010	September 30, 2010

Assets
Cash and due from banks	$ 567,141	$ 452,373	$ 580,811

Money market investments:
Federal funds sold	16,179	16,110	-
Securities purchased under agreements to resell	216,939	165,851	290,456
Time deposits with other banks	1,036,021	797,334	1,733,493

Total money market investments	1,269,139	979,295	2,023,949

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	197,840	492,183	434,637
Other trading securities	75,099	54,530	48,555
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,696,581	2,031,123	2,048,258
Other investment securities available-for-sale	3,529,948	3,205,729	3,693,225
Investment securities held-to-maturity, at amortized cost (fair value at September 30, 2011 - $135,011; December 31, 2010 - $120,873; September 30, 2010 - $214,803)	128,546	122,354	214,152
Other investment securities, at lower of cost or realizable value (realizable value at September 30, 2011 - $175,102; December 31, 2010 - $165,233; September 30, 2010 – $159,622)	173,569	163,513	158,309
Loans held-for-sale, at lower of cost or fair value	368,777	893,938	115,088

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,775,237	20,834,276	22,248,112
Loans covered under loss sharing agreements with the FDIC	4,512,423	4,836,882	4,953,195
Less – Unearned income	101,351	106,241	106,685
Allowance for loan losses	772,921	793,225	1,243,994

Total loans held-in-portfolio, net	24,413,388	24,771,692	25,850,628

FDIC loss share asset	1,798,339	2,318,183	2,324,978
Premises and equipment, net	536,529	545,453	531,849
Other real estate not covered under loss sharing agreements with the FDIC	175,785	161,496	168,823
Other real estate covered under loss sharing agreements with the FDIC	75,339	57,565	56,368
Accrued income receivable	134,263	150,658	160,167
Mortgage servicing assets, at fair value	157,226	166,907	165,947
Other assets	2,168,529	1,449,887	1,443,158
Goodwill	648,353	647,387	645,944
Other intangible assets	64,212	58,696	60,438

Total assets	$ 38,178,603	$ 38,722,962	$ 40,725,284

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$ 5,527,450	$ 4,939,321	$ 5,371,439
Interest bearing	22,425,890	21,822,879	22,368,605

Total deposits	27,953,340	26,762,200	27,740,044

Federal funds purchased and assets sold under agreements to repurchase	2,601,606	2,412,550	2,358,139
Other short-term borrowings	166,200	364,222	191,342
Notes payable	2,550,745	4,170,183	5,145,152
Other liabilities	894,111	1,213,276	1,170,476

Total liabilities	34,166,002	34,922,431	36,605,153

Commitments and contingencies (See note 19)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding in all periods presented (aggregated liquidation preference value of $50,160 )	50,160	50,160	50,160
Common stock, $0.01 par value; 1,700,000,000 shares authorized in all periods presented; 1,024,870,255 shares issued at September 30, 2011 (December 31, 2010 – 1,022,929,158 ; September 30, 2010 – 1,022,878,228 ) and 1,024,475,398 outstanding at September 30, 2011 (December 31, 2010 – 1,022,727,802 ; September 30, 2010 – 1,022,686,418 )	10,249	10,229	10,229
Surplus	4,099,379	4,094,005	4,094,302
Accumulated deficit	(201,770)	(347,328)	(119,877)
Treasury stock – at cost, 394,857 shares at September 30, 2011 (December 31, 2010 – 201,356 shares; September 30, 2010 – 191,810 shares)	(992)	(574)	(545)
Accumulated other comprehensive income (loss), net of tax of ($50,836) (December 31, 2010 – ($55,616); September 30, 2010 – ($16,856))	55,575	(5,961)	85,862

Total stockholders’ equity	4,012,601	3,800,531	4,120,131

Total liabilities and stockholders’ equity	$ 38,178,603	$ 38,722,962	$ 40,725,284

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2011	2010	2011	2010

Interest income:

Loans	$428,999	$455,631	$1,294,834	$1,231,290

Money market investments	886	1,391	2,759	4,326

Investment securities	51,085	57,277	157,183	185,118

Trading account securities	10,788	7,136	29,332	20,313

Total interest income	491,758	521,435	1,484,108	1,441,047

Interest expense:

Deposits	65,868	86,330	213,419	269,919

Short-term borrowings	13,744	14,945	41,478	45,756

Long-term debt	42,835	63,382	141,999	185,082

Total interest expense	122,447	164,657	396,896	500,757

Net interest income	369,311	356,778	1,087,212	940,290

Provision for loan losses	176,276	215,013	395,912	657,471

Net interest income after provision for loan losses	193,035	141,765	691,300	282,819

Service charges on deposit accounts	46,346	48,608	138,778	149,865

Other service fees	62,664	100,822	179,623	305,867

Net gain on sale and valuation adjustments of investment securities	8,134	3,732	8,044	4,210

Trading account profit	2,912	5,860	3,287	8,101

Net gain on sale of loans, including valuation adjustments on loans held-for-sale	20,294	4,250	14,756	14,396

Adjustments (expense) to indemnity reserves on loans sold	(10,285)	(5,823)	(29,587)	(37,502)

FDIC loss share (expense) income	(5,361)	(7,668)	49,344	(22,705)

Fair value change in equity appreciation instrument	-	10,641	8,323	35,035

Gain on sale of processing and technology business	-	640,802	-	640,802

Other operating (loss) income	(2,314)	24,670	38,350	84,518

Total non-interest income	122,390	825,894	410,918	1,182,587

Operating expenses:

Personnel costs	111,724	141,205	328,823	400,169

Net occupancy expenses	25,885	28,425	76,428	86,359

Equipment expenses	10,517	25,432	33,314	74,231

Other taxes	12,391	13,872	38,986	38,635

Professional fees	48,756	48,224	144,923	109,498

Communications	6,800	9,514	21,198	31,628

Business promotion	14,650	11,260	35,842	29,759

FDIC deposit insurance	23,285	17,183	68,640	49,894

Loss on early extinguishment of debt	109	25,448	8,637	26,426

Other real estate owned (OREO) expenses	3,234	6,997	11,885	26,322

Other operating expenses	22,541	41,570	63,555	101,034

Amortization of intangibles	2,463	2,411	6,973	6,915

Total operating expenses	282,355	371,541	839,204	980,870

Income before income tax	33,070	596,118	263,014	484,536

Income tax expense	5,537	102,032	114,664	119,994

Net Income	$27,533	$494,086	$148,350	$364,542

Net Income Applicable to Common Stock	$26,602	$494,086	$145,558	$172,875

Net Income per Common Share – Basic	$0.03	$0.48	$0.14	$0.21

Net Income per Common Share – Diluted	$0.03	$0.48	$0.14	$0.21

Dividends Declared per Common Share	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock, including treasury stock	Preferred stock	Surplus	Accumulated deficit	Accumulated other comprehensive (loss) income	Total

Balance at December 31, 2009	$6,380	$50,160	$ 2,804,238	$ (292,752)	$(29,209)	$2,538,817
Net loss				364,542		364,542
Issuance of stock	-	1,150,000 [1]	-			1,150,000
Issuance of common stock upon conversion of preferred stock	3,834 [1]	(1,150,000)[1]	1,337,833 [1]			191,667
Issuance costs			(47,769)[2]			(47,769)
Deemed dividend on preferred stock				(191,667)		(191,667)
Common stock purchases	(530)					(530)
Other comprehensive income, net of tax					115,071	115,071

Balance at September 30, 2010	$9,684	$50,160	$ 4,094,302	$ (119,877)	$85,862	$4,120,131

Balance at December 31, 2010	$9,655	$50,160	$ 4,094,005	$ (347,328)	$(5,961)	$3,800,531
Net income				148,350		148,350
Issuance of stock	20		5,374			5,394
Dividends declared:
Preferred stock				(2,792)		(2,792)
Common stock purchases	(418)					(418)
Other comprehensive income, net of tax					61,536	61,536

Balance at September 30, 2011	$9,257	$50,160	$ 4,099,379	$ (201,770)	$55,575	$4,012,601

  [1]  Issuance and subsequent conversion of depositary shares representing interests in shares of contingent convertible non-cumulative preferred stock, Series D, into common stock.

  [2]  Issuance costs related to issuance and conversion of depository shares (Preferred Stock - Series D).

Disclosure of changes in number of shares:				September 30, 2011	December 31, 2010	September 30, 2010

Preferred Stock:
Balance at beginning of year				2,006,391	2,006,391	2,006,391
Issuance of stock				-	1,150,000 [1]	1,150,000 [1]
Conversion of stock				-	(1,150,000)[1]	(1,150,000)[1]

Balance at end of the period				2,006,391	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of year				1,022,929,158	639,544,895	639,544,895
Issuance of stock				1,941,097	50,930	-
Issuance of stock upon conversion of preferred stock				-	383,333,333 [1]	383,333,333 [1]

Balance at end of the period				1,024,870,255	1,022,929,158	1,022,878,228
Treasury stock				(394,857)	(201,356)	(191,810)

Common Stock – Outstanding				1,024,475,398	1,022,727,802	1,022,686,418

  [1]  Issuance of 46,000,000 in depositary shares; converted into 383,333,333 common shares (full conversion of depositary shares, each representing a 1/40th interest in shares of contingent convertible perpetual non-cumulative preferred stock).

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter ended,		Nine months ended,

	September 30,		September 30,

(In thousands)	2011	2010	2011	2010

Net income	$27,533	$494,086	$ 148,350	$364,542

Other comprehensive income before tax:

Foreign currency translation adjustment	(222)	1,017	(1,950)	440

Reclassification adjustment for losses included in net income	-	4,967	10,084	4,967

Adjustment of pension and postretirement benefit plans	-	-	-	2,736

Amortization of net losses	3,243	1,971	9,730	5,994

Amortization of prior service cost	(240)	(262)	(720)	(785)

Unrealized holding gains on securities available-for-sale arising during the period	29,021	7,438	59,822	124,350

Reclassification adjustment for gains included in net income	(8,134)	(3,717)	(8,044)	(3,701)

Unrealized net losses on cash flow hedges	(1,671)	(623)	(1,237)	(2,163)

Reclassification adjustment for (gains) losses included in net income	(485)	1,509	(1,369)	341

Other comprehensive income before tax	21,512	12,300	66,316	132,179

Income tax expense	(708)	(888)	(4,780)	(17,108)

Total other comprehensive income, net of tax	20,804	11,412	61,536	115,071

Comprehensive income, net of tax	$48,337	$505,498	$ 209,886	$479,613

Tax effect allocated to each component of other comprehensive income:

	Quarter ended		Nine months ended,

	September 30,		September 30,

(In thousands)	2011	2010	2011	2010

Underfunding of pension and postretirement benefit plans	$-	$-	$ -	$-

Amortization of net losses	(821)	(803)	(2,464)	(2,411)

Amortization of prior service cost	(72)	(79)	(216)	(236)

Unrealized holding gains on securities available-for-sale arising during the period	(1,611)	(217)	(4,101)	(15,724)

Reclassification adjustment for gains included in net income	1,233	556	1,219	552

Unrealized net losses on cash flow hedges	417	244	286	844

Reclassification adjustment for (gains) losses included in net income	146	(589)	496	(133)

Income tax expense	$(708)	$(888)	$ (4,780)	$(17,108)

Disclosure of accumulated other comprehensive income (loss):

(In thousands)		September 30, 2011	December 31, 2010	September 30, 2010

Foreign currency translation adjustment		$(28,017)	$ (36,151)	$(35,269)

Underfunding of pension and postretirement benefit plans		(201,925)	(210,935)	(119,841)

Tax effect		78,175	80,855	45,919

Net of tax amount		(123,750)	(130,080)	(73,922)

Unrealized holding gains on securities available-for-sale		236,352	184,574	224,739

Tax effect		(27,756)	(24,874)	(29,306)

Net of tax amount		208,596	159,700	195,433

Unrealized gains (losses) on cash flow hedges		(1,671)	935	(623)

Tax effect		417	(365)	243

Net of tax amount		(1,254)	570	(380)

Accumulated other comprehensive income (loss)		$55,575	$ (5,961)	$85,862

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2011	2010
(In thousands)

Cash flows from operating activities:
Net income	$148,350	$364,542

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	395,912	657,471
Amortization of intangibles	6,973	6,915
Depreciation and amortization of premises and equipment	34,864	47,084
Net (accretion of discounts) amortization of premiums and deferred fees	(97,668)	(156,056)
Impairment losses on net assets to be disposed of	6,085	-
Fair value adjustments of mortgage servicing rights	26,373	19,959
Fair value change in equity appreciation instrument	(8,323)	(35,035)
FDIC loss share (income) expense	(49,344)	22,705
FDIC deposit insurance expense	68,640	49,894
Adjustments (expense) to indemnity reserves on loans sold	29,587	37,502
Losses (earnings) from investments under the equity method	11,250	(16,144)
Deferred income tax expense	44,608	9,351
(Gain) loss on:
Disposition of premises and equipment	(2,019)	(1,993)
Early extinguishment of debt	-	26,426
Sale and valuation adjustments of investment securities	(8,044)	(4,210)
Sale of loans, including valuation adjustments on loans held-for-sale	(14,756)	(14,396)
Sale of equity method investment	(16,907)	-
Sale of processing and technology business, net of transaction costs	-	(616,186)
Acquisitions of loans held-for-sale	(253,401)	(213,897)
Proceeds from sale of loans held-for-sale	101,549	57,831
Net disbursements on loans held-for-sale	(617,591)	(494,312)
Net (increase) decrease in:
Trading securities	492,882	565,611
Accrued income receivable	14,924	1,806
Other assets	(25,576)	(44,380)
Net increase (decrease) in:
Interest payable	(7,344)	(34,559)
Pension and other postretirement benefit obligation	(128,802)	1,825
Other liabilities	(109,155)	74,461

Total adjustments	(105,283)	(52,327)

Net cash provided by operating activities	43,067	312,215

Cash flows from investing activities:
Net increase in money market investments	(289,844)	(924,913)
Purchases of investment securities:
Available-for-sale	(1,198,613)	(688,678)
Held-to-maturity	(65,358)	(52,198)
Other	(116,582)	(44,021)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	979,868	1,329,390
Held-to-maturity	54,617	51,067
Other	104,231	108,470
Proceeds from sale of investment securities:
Available-for-sale	35,099	396,676
Other	2,294	-
Net repayments on loans	1,013,103	1,292,935
Proceeds from sale of loans	290,119	15,908
Acquisition of loan portfolios	(985,675)	(130,488)
Payments received from FDIC under loss sharing agreements	561,111	-
Cash (paid) acquired related to business acquisitions	(500)	261,311
Net proceeds from sale of equity method investment	31,503	-
Net proceeds from sale of processing and technology businesses	-	642,322
Mortgage servicing rights purchased	(1,251)	(598)
Acquisition of premises and equipment	(37,868)	(40,336)
Proceeds from sale of:
Premises and equipment	12,314	13,503
Foreclosed assets	133,017	120,412

Net cash provided by investing activities	521,585	2,350,762

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	1,192,652	(574,739)
Federal funds purchased and assets sold under agreements to repurchase	189,056	(274,651)
Other short-term borrowings	(198,022)	184,016
Prepayment penalties paid on cancellation of debt	-	(25,475)

Payments of notes payable	(2,055,254)	(3,281,449)
Proceeds from issuance of notes payable	419,500	111,101
Proceeds from issuance of common stock	5,394	-
Net proceeds from issuance of depositary shares	-	1,102,231
Dividends paid	(2,792)	-
Treasury stock acquired	(418)	(530)

Net cash used in financing activities	(449,884)	(2,759,496)

Net increase (decrease) in cash and due from banks	114,768	(96,519)
Cash and due from banks at beginning of period	452,373	677,330

Cash and due from banks at end of period	$567,141	$580,811

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

Nature of Operations

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, its branches in Illinois, Florida and California operate under a new assumed business name, Popular Community Bank. Note 29 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of Popular’s system infrastructures and transaction processing businesses.

On April 30, 2010, BPPR acquired certain assets and assumed certain deposits and liabilities of Westernbank Puerto Rico (“Westernbank”) from the Federal Deposit Insurance Corporation (the “FDIC”). The transaction is referred to herein as the “Westernbank FDIC-assisted transaction”. Refer to the Corporation’s 2010 Annual Report for information on this business combination. Assets subject to loss sharing agreements with the FDIC, including loans and other real estate owned, are labeled “covered” on the consolidated statements of condition and applicable notes to the consolidated financial statements. Loans acquired in the Westernbank FDIC-assisted transaction, except for credit cards, and other real estate owned are considered “covered” because the Corporation will be reimbursed for 80% of any future losses on these assets subject to the terms of the FDIC loss sharing agreements.

Note 2 – New Accounting Pronouncements

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued Accounting Standards Update (“ASU”) No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

This ASU also removes the guidance that permitted the entities to carry forward the calculation of the fair value of the reporting unit from one year to the next if certain conditions are met. In addition, the new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. These indicators are also applicable for assessing whether to perform step two for reporting units with zero or negative carrying amounts.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for goodwill impairment and will not have an impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”)

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

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

Specifically, the amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. This update clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Specifically, ASU 2011-02 (1) provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate; (2) includes examples for creditors to determine whether an insignificant delay in payment is considered a concession; (3) prohibits creditors from using the borrower’s effective rate test in ASC Subtopic 470-50 to evaluate whether a concession has been granted to the borrower; (4) adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and (5) ends the deferral of the additional disclosures about TDR activities required by ASU 2010-20 and requires public companies to begin providing these disclosures in the period of adoption.

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

The Corporation adopted this guidance in the third quarter of 2011. Refer to note 9 to the consolidated financial statements for the impact of the adoption of this ASU and the new disclosure requirements.

FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)

The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and has not had an impact on the Corporation’s consolidated statements of condition or results of operations at September 30, 2011.

FASB Accounting Standards Update 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements as of and for the nine months ended September 30, 2011.

Note 3 – Related party transactions with affiliated company

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC, Inc. (“EVERTEC”) to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings, the holding company of EVERTEC. EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC was initially recorded at a fair value of $177 million at September 30, 2010, which was determined based on the third-party buyer’s enterprise value of EVERTEC as determined in an orderly transaction between market participants, reduced by the debt incurred, net of debt issue costs, utilized as part of the sale transaction. Prospectively, the investment in EVERTEC is accounted for under the equity method and evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to the Corporation’s 2010 Annual Report for details on this sale to an unrelated third-party.

The Corporation’s investment in EVERTEC, including the impact of intra-entity eliminations, amounted to $ 197 million at September 30, 2011 (December 31, 2010 - $ 197 million; September 30, 2010 - $ 193 million), and is included as part of “other assets” in the consolidated statements of condition. The Corporation did not receive any capital distributions from EVERTEC during the period from January 1, 2011 through September 30, 2011.

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of income (loss) from EVERTEC for the quarter and nine months ended September 30, 2011. The unfavorable impact of the elimination in non-interest income presented in the table is principally offset by the elimination of 49% of the professional fees (operating expenses) paid by the Corporation to EVERTEC during the same period.

(In thousands)	Quarter ended September 30, 2011	Nine months ended September 30, 2011

Share of income (loss) from the equity investment in EVERTEC	$(1,426)	$11,069
Intra-company eliminations considered in other operating income (detailed in next table)	(12,288)	(38,747)

Share of income (loss) from the equity investment in EVERTEC, net of eliminations	$(13,714)	$(27,678)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarter and nine months ended September 30, 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, the Corporation eliminates 49% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 49% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC. The 51% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations.

	Quarter ended September 30, 2011			Nine months ended September 30, 2011

(In thousands)	100%	Popular’s 49% interest (eliminations)	51% majority interest	100%	Popular’s 49% interest (Eliminations)	51% majority interest	Category

Interest income on loan to EVERTEC	$850	$417	$433	$2,787	$1,366	$1,421	Interest income

Interest income on investment securities issued by EVERTEC	963	472	491	2,888	1,415	1,473	Interest income

Interest expense on deposits	(136)	(67)	(69)	(538)	(264)	(274)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	7,294	3,574	3,720	21,366	10,469	10,897	Other service fees

Processing fees on services provided by EVERTEC	(36,185)	(17,731)	(18,454)	(111,985)	(54,872)	(57,113)	Professional fees

Rental income charged to EVERTEC	1,746	856	890	5,350	2,621	2,729	Net occupancy

Transition services provided to EVERTEC	390	191	199	1,056	518	538	Other operating expenses

Total	$(25,078)	$(12,288)	$(12,790)	$(79,076)	$(38,747)	$(40,329)

The Corporation had the following financial condition accounts outstanding with EVERTEC at September 30, 2011, December 31, 2010 and September 30, 2010. The 51% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of condition.

	At September 30, 2011		At December 31, 2010		At September 30, 2010

(In thousands)	100%	51% majority interest	100%	51% majority interest	100%	51% majority interest

Loans	$53,123	$27,093	$58,126	$29,644	$58,200	$29,682

Investment securities	35,000	17,850	35,000	17,850	35,000	17,850

Deposits	57,965	29,562	38,761	19,768	48,014	24,487

Accounts receivables (Other assets)	3,526	1,798	3,922	2,000	5,128	2,615

Accounts payable (Other liabilities)	16,037	8,179	17,416	8,882	16,095	8,208

Prior to the EVERTEC sale transaction on September 30, 2010, EVERTEC had certain performance bonds outstanding, which were guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. The Corporation agreed to maintain, for a 5-year period following September 30, 2010, the guarantee of the performance bonds. The EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $15.0 million at September 30, 2011. Also, EVERTEC had an existing letter of credit issued by BPPR, for an amount of $2.9 million. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

Furthermore, under the terms of the sale of EVERTEC, the Corporation was required for a period of twelve months following September 30, 2010 to sell its equity interests in Serfinsa and Consorcio de Tarjetas Dominicanas, S.A (“CONTADO”) to EVERTEC, subject to complying with certain rights of first refusal in favor of the Serfinsa and CONTADO shareholders. During the nine months ended September 30, 2011, the Corporation sold its equity interest in CONTADO to CONTADO shareholders and EVERTEC and recognized a gain of $16.7 million, net of tax, upon the sale. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010. During the nine months ended September 30, 2011, the Corporation sold its equity investment in Serfinsa and recognized a gain of approximately $212 thousand, net of tax. The Corporation’s investment in Serfinsa, accounted for under the equity method, amounted to $1.8 million at December 31, 2010.

Note 4- Restrictions on cash and due from banks and certain securities

The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances were approximately $832 million at September 30, 2011 (December 31, 2010 - $835 million; September 30, 2010 - $828 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

As required by the Puerto Rico International Banking Center Law, at September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation maintained separately for its two international banking entities (“IBEs”), $0.6 million in time deposits, equally split for the two IBEs, which were considered restricted assets.

At September 30, 2011, the Corporation maintained restricted cash of $2 million to support a letter of credit. The cash is being held in an interest-bearing money market account (December 31, 2010 - $5 million; September 30, 2010 - $6 million).

At September 30, 2011 and December 31, 2010, the Corporation maintained restricted cash of $1 million that represents funds deposited in an escrow account which are guaranteeing possible liens or encumbrances over the title of insured properties (September 30, 2010 - $2 million).

At September 30, 2011, the Corporation maintained restricted cash of $48 million in money market account related to the note issued to the FDIC (December 31, 2010 - $33 million; September 30, 2010 - $36 million).

At September 30, 2011, the Corporation maintained restricted cash of $14 million to comply with the requirements of the credit card networks (December 31, 2010 and September 30, 2010 - $12 million).

At September 30, 2011, the Corporation maintained restricted cash of $6 million in money market account as a guarantee required by a Puerto Rico municipality.

Note 5 – Pledged assets

Certain securities, loans and other real estate owned were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available, derivative positions, and loan servicing agreements. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Investment securities available-for-sale, at fair value	$2,166,488	$1,867,249	$2,102,699

Investment securities held-to-maturity, at amortized cost	37,312	25,770	125,770

Loans held-for-sale measured at lower of cost or fair value	1,330	2,862	2,291

Loans held-in-portfolio covered under loss sharing agreements with the FDIC	4,455,894	4,787,002	4,883,935

Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	10,150,838	9,695,200	8,728,674

Other real estate covered under loss sharing agreements with the FDIC	75,339	57,565	56,368

Total pledged assets	$16,887,201	$16,435,648	$15,899,737

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of condition.

At September 30, 2011, investment securities available-for-sale and held-to-maturity totaling $ 1.6 billion, and loans of $ 0.4 billion, served as collateral to secure public funds (December 31, 2010 - $ 1.3 billion and $ 0.5 million, respectively; September 30, 2010 - $ 1.7 billion and $ 0.2 billion, respectively).

At September 30, 2011, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating $2.1 billion (December 31, 2010 - $1.6 billion; September 30, 2010- $1.7 billion). Refer to Note 15 to the consolidated financial statements for borrowings outstanding under these credit facilities. At September 30, 2011, the credit facilities authorized with the FHLB were collateralized by $ 4.7 billion in loans held-in-portfolio (December 31, 2010 - $ 3.8 billion; September 30, 2010 - $ 3.7 billion). Also, BPPR had a borrowing capacity at the Fed discount window of $2.5 billion (December 31, 2010 - $2.7 billion; September 30, 2010 - $2.7 billion), which remained unused as of such date. The amount available under this credit facility is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2011, the credit facilities with the Fed discount window were collateralized by $ 3.9 billion in loans held-in-portfolio (December 31, 2010-$ 4.2 billion; September 30, 2010 -$ 4.3 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statement of condition.

In addition, at September 30, 2011, securities sold but not yet delivered amounting to $294 million were pledged to secure repurchase agreements.

Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $ 4.5 billion at September 30, 2011 (December 31, 2010 - $ 4.8 billion; September 30, 2010- $ 4.9 billion), serve as collateral to secure the note issued to the FDIC. Refer to Note 15 to the consolidated financial statements for descriptive information on the note issued to the FDIC.

Note 6 – Investment securities available for sale

The following table presents the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at September 30, 2011, December 31, 2010 and September 30, 2010.

	At September 30, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities

After 1 to 5 years	$35,157	$3,741	$-	$38,898	3.35%

Total U.S. Treasury securities	35,157	3,741	-	38,898	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	35,002	46	-	35,048	4.72
After 1 to 5 years	814,760	33,273	-	848,033	3.30
After 5 to 10 years	76,020	596	-	76,616	2.59
After 10 years	25,000	-	12	24,988	2.50

Total obligations of U.S. Government sponsored entities	950,782	33,915	12	984,685	3.27

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	845	9	-	854	4.73
After 1 to 5 years	17,438	300	7	17,731	4.40
After 5 to 10 years	2,055	27	-	2,082	5.30
After 10 years	35,431	338	-	35,769	5.59

Total obligations of Puerto Rico, States and political subdivisions	55,769	674	7	56,436	5.19

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	1,924	67	-	1,991	4.71
After 5 to 10 years	68,395	1,383	-	69,778	2.54
After 10 years	1,626,945	58,372	439	1,684,878	2.88

Total collateralized mortgage obligations - federal agencies	1,697,264	59,822	439	1,756,647	2.87

Collateralized mortgage obligations - private label
After 5 to 10 years	6,588	1	341	6,248	0.76
After 10 years	64,910	-	5,908	59,002	2.33

Total collateralized mortgage obligations - private label	71,498	1	6,249	65,250	2.19

Mortgage-backed securities
Within 1 year	646	41	-	687	6.05
After 1 to 5 years	9,739	339	-	10,078	3.99
After 5 to 10 years	146,075	11,018	1	157,092	4.73
After 10 years	1,991,862	132,582	60	2,124,384	4.25

Total mortgage -backed securities	2,148,322	143,980	61	2,292,241	4.28

Equity securities (without contractual maturity)	6,594	312	835	6,071	2.96

Other
After 5 to 10 years	17,850	1,400	-	19,250	10.99
After 10 years	6,941	110	-	7,051	3.62

Total other	24,791	1,510	-	26,301	8.93

Total investment securities available-for-sale	$4,990,177	$243,955	$7,603	$5,226,529	3.60%

	At December 31, 2010

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities
After 1 to 5 years	$7,001	$122	$-	$7,123	1.50%
After 5 to 10 years	28,676	2,337	-	31,013	3.81

Total U.S. Treasury securities	35,677	2,459	-	38,136	3.36

Obligations of U.S. Government sponsored entities
Within 1 year	153,738	2,043	-	155,781	3.39
After 1 to 5 years	1,000,955	53,681	661	1,053,975	3.72
After 5 to 10 years	1,512	36	-	1,548	6.30

Total obligations of U.S. Government sponsored entities	1,156,205	55,760	661	1,211,304	3.68

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,404	19	-	10,423	3.92
After 1 to 5 years	15,853	279	5	16,127	4.52
After 5 to 10 years	20,765	43	194	20,614	5.07
After 10 years	5,505	52	19	5,538	5.28

Total obligations of Puerto Rico, States and political subdivisions	52,527	393	218	52,702	4.70

Collateralized mortgage obligations - federal agencies
Within 1 year	77	1	-	78	3.88
After 1 to 5 years	1,846	105	-	1,951	4.77
After 5 to 10 years	107,186	1,507	936	107,757	2.50
After 10 years	1,096,271	32,248	11	1,128,508	2.87

Total collateralized mortgage obligations - federal agencies	1,205,380	33,861	947	1,238,294	2.84

Collateralized mortgage obligations - private label
After 5 to 10 years	10,208	31	158	10,081	1.20
After 10 years	79,311	78	4,532	74,857	2.29

Total collateralized mortgage obligations - private label	89,519	109	4,690	84,938	2.17

Mortgage-backed securities
Within 1 year	2,983	101	-	3,084	3.62
After 1 to 5 years	15,738	649	3	16,384	3.98
After 5 to 10 years	170,662	10,580	3	181,239	4.71
After 10 years	2,289,210	86,870	632	2,375,448	4.26

Total mortgage-backed securities	2,478,593	98,200	638	2,576,155	4.29

Equity securities (without contractual maturity)	8,722	855	102	9,475	3.43

Other
After 5 to 10 years	17,850	262	-	18,112	10.98
After 10 years	7,805	-	69	7,736	3.62

Total other	25,655	262	69	25,848	8.74

Total investment securities available-for-sale	$5,052,278	$191,899	$7,325	$5,236,852	3.78%

	At September 30, 2010

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities
After 1 to 5 years	$6,998	$166	$-	$7,164	1.50%
After 5 to 10 years	28,850	3,409	-	32,259	3.81

Total U.S. Treasury securities	35,848	3,575	-	39,423	3.36

Obligations of U.S. Government sponsored entities
Within 1 year	288,588	2,980	-	291,568	3.45
After 1 to 5 years	1,011,751	65,003	-	1,076,754	3.77
After 5 to 10 years	1,518	51	-	1,569	6.26
After 10 years	26,890	179	-	27,069	5.68

Total obligations of U.S. Government sponsored entities	1,328,747	68,213	-	1,396,960	3.74

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,140	18	-	10,158	3.90
After 1 to 5 years	15,858	375	6	16,227	4.52
After 5 to 10 years	21,225	70	71	21,224	5.07
After 10 years	5,560	155	-	5,715	5.29

Total obligations of Puerto Rico, States and political subdivisions	52,783	618	77	53,324	4.70

Collateralized mortgage obligations - federal agencies
Within 1 year	118	2	-	120	4.24
After 1 to 5 years	3,020	105	-	3,125	5.56
After 5 to 10 years	87,668	1,643	-	89,311	2.56
After 10 years	1,215,779	38,744	38	1,254,485	2.89

Total collateralized mortgage obligations - federal agencies	1,306,585	40,494	38	1,347,041	2.87

Collateralized mortgage obligations - private label
After 5 to 10 years	13,612	86	444	13,254	1.71
After 10 years	85,796	202	3,862	82,136	2.32

Total collateralized mortgage obligations - private label	99,408	288	4,306	95,390	2.24

Mortgage-backed securities
Within 1 year	3,494	75	-	3,569	3.78
After 1 to 5 years	18,557	719	-	19,276	4.02
After 5 to 10 years	182,930	12,349	2	195,277	4.71
After 10 years	2,461,567	103,118	156	2,564,529	4.29

Total mortgage-backed securities	2,666,548	116,261	158	2,782,651	4.32

Equity securities (without contractual maturity)	8,975	379	510	8,844	3.47

Other
After 5 to 10 years	17,850	-	-	17,850	11.00

Total other	17,850	-	-	17,850	11.00

Total investment securities available-for-sale	$5,516,744	$229,828	$5,089	$5,741,483	3.82%

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

Proceeds from the sale of investment securities available-for-sale for the nine months ended September 30, 2011 amounted to $ 35.1 million, with net realized gains of $8.4 million. This compares with proceeds of $ 396.7 million for the nine months ended September 30, 2010, with net realized gains of $3.7 million.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, December 31, 2010 and September 30, 2010.

	00000000	00000000	00000000	00000000	00000000	00000000
	Less than 12 months		At September 30, 2011 12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of U.S. Government sponsored entities	$24,988	$12	$-	$-	$24,988	$12

Obligations of Puerto Rico, States and political subdivisions	2,081	3	190	4	2,271	7

Collateralized mortgage obligations - federal agencies	225,941	430	3,427	9	229,368	439

Collateralized mortgage obligations - private label	22,076	852	43,122	5,397	65,198	6,249

Mortgage-backed securities	5,315	24	1,473	37	6,788	61

Equity securities	2,551	827	3	8	2,554	835

Total investment securities available-for-sale in an unrealized loss position	$282,952	$2,148	$48,215	$5,455	$331,167	$7,603

	Less than 12 months		At December 31, 2010 12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of U.S. Government sponsored entities	$24,284	$661	$-	$-	$24,284	$661

Obligations of Puerto Rico, States and political subdivisions	19,357	213	303	5	19,660	218

Collateralized mortgage obligations - federal agencies	40,212	945	2,505	2	42,717	947

Collateralized mortgage obligations - private label	21,231	292	52,302	4,398	73,533	4,690

Mortgage-backed securities	33,261	406	9,257	232	42,518	638

Equity securities	3	8	43	94	46	102

Other	7,736	69	-	-	7,736	69

Total investment securities available-for-sale in an unrealized loss position	$146,084	$2,594	$64,410	$4,731	$210,494	$7,325

	Less than 12 months		At September 30, 2010 12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of Puerto Rico, States and political subdivisions	$18,234	$71	$302	$6	$18,536	$77

Collateralized mortgage obligations - federal agencies	13,880	35	6,402	3	20,282	38

Collateralized mortgage obligations - private label	1,551	94	68,032	4,212	69,583	4,306

Mortgage-backed securities	8,915	123	1,240	35	10,155	158

Equity securities	3	8	3,846	502	3,849	510

Total investment securities available-for-sale in an unrealized loss position	$42,583	$331	$79,822	$4,758	$122,405	$5,089

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

At September 30, 2011, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2011, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at September 30, 2011. During the quarter ended September 30, 2011, the Corporation recorded $340 thousand in losses on certain equity securities considered other-than-temporary impairment. Management has the intent and ability to hold the investments in equity securities that are at a loss position at September 30, 2011, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized losses associated with “Collateralized mortgage obligations – private label” (“private-label CMO”) are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At September 30, 2011, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at September 30, 2011, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at September 30, 2011, thus management expects to recover the amortized cost basis of the securities.

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

	September 30, 2011		December 31, 2010		September 30, 2010

(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

FNMA	$1,083,086	$1,123,813	$757,812	$789,838	$792,291	$826,042

FHLB	588,987	617,701	1,003,395	1,056,549	1,173,877	1,238,487

Freddie Mac	996,940	1,029,346	637,644	654,495	602,440	620,384

Note 7 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at September 30, 2011, December 31, 2010 and September 30, 2010.

	At September 30, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities

Within 1 year	$12,365	$2	$-	$12,367	0.09%

Total U.S. Treasury securities	12,365	2	-	12,367	0.09

Obligations of Puerto Rico, States and political subdivisions

Within 1 year	2,275	15	-	2,290	5.59

After 1 to 5 years	16,174	436	-	16,610	4.22

After 5 to 10 years	18,511	189	140	18,560	5.99

After 10 years	52,559	6,507	1,165	57,901	4.11

Total obligations of Puerto Rico, States and political subdivisions	89,519	7,147	1,305	95,361	4.56

Collateralized mortgage obligations - private label

After 10 years	162	-	9	153	5.45

Total collateralized mortgage obligations - private label	162	-	9	153	5.45

Other

Within 1 year	1,250	-	-	1,250	1.28

After 1 to 5 years	25,250	630	-	25,880	3.47

Total other	26,500	630	-	27,130	3.37

Total investment securities held-to-maturity	$128,546	$7,779	$1,314	$135,011	3.89%

	At December 31, 2010

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities

Within 1 year	$25,873	$-	$1	$25,872	0.11%

Total U.S. Treasury securities	25,873	-	1	25,872	0.11

Obligations of Puerto Rico, States and political subdivisions

Within 1 year	2,150	6	-	2,156	5.33

After 1 to 5 years	15,529	333	-	15,862	4.10

After 5 to 10 years	17,594	115	268	17,441	5.96

After 10 years	56,702	-	1,649	55,053	4.25

Total obligations of Puerto Rico, States and political subdivisions	91,975	454	1,917	90,512	4.58

Collateralized mortgage obligations - private label

After 10 years	176	-	10	166	5.45

Total collateralized mortgage obligations - private label	176	-	10	166	5.45

Other

Within 1 year	4,080	-	-	4,080	1.15

After 1 to 5 years	250	-	7	243	1.20

Total other	4,330	-	7	4,323	1.15

Total investment securities held-to-maturity	$122,354	$454	$1,935	$120,873	3.51%

	At September 30, 2010

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield

U.S. Treasury securities
Within 1 year	$25,812	$2	$-	$25,814	0.21%

Total U.S. Treasury securities	25,812	2	-	25,814	0.21

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	7,150	14	-	7,164	2.15
After 1 to 5 years	110,528	620	-	111,148	5.52
After 5 to 10 years	17,595	506	52	18,049	5.96
After 10 years	49,300	231	652	48,879	4.20

Total obligations of Puerto Rico, States and political subdivisions	184,573	1,371	704	185,240	5.08

Collateralized mortgage obligations - private label
After 10 years	192	-	11	181	5.21

Total collateralized mortgage obligations - private label	192	-	11	181	5.21

Other
Within 1 year	3,075	-	-	3,075	1.33
After 1 to 5 years	500	-	7	493	1.00

Total other	3,575	-	7	3,568	1.28

Total investment securities held-to-maturity	$214,152	$1,373	$722	$214,803	4.43%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, December 31, 2010 and September 30, 2010:

	At September 30, 2011
	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of Puerto Rico, States and political subdivisions	$18,078	$399	$30,234	$906	$48,312	$1,305
Collateralized mortgage obligations - private label	-	-	153	9	153	9

Total investment securities held-to-maturity in an unrealized loss position	$18,078	$399	$30,387	$915	$48,465	$1,314

	At December 31, 2010
	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$25,872	$1	$-	$-	$25,872	$1
Obligations of Puerto Rico, States and political subdivisions	51,995	1,915	773	2	52,768	1,917
Collateralized mortgage obligations- private label	-	-	166	10	166	10
Other	243	7	-	-	243	7

Total investment securities held-to-maturity in an unrealized loss position	$78,110	$1,923	$939	$12	$79,049	$1,935

	At September 30, 2010

	Less than 12 months		12 months or more		Total

(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Obligations of Puerto Rico, States and political subdivisions	$-	$-	$31,126	$704	$31,126	$704
Collateralized mortgage obligations - private label	-	-	181	11	181	11
Other	243	7	-	-	243	7

Total investment securities held-to-maturity in an unrealized loss position	$243	$7	$31,307	$715	$31,550	$722

As indicated in Note 6 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2011 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at September 30, 2011 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at September 30, 2011. At September 30, 2011, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 8 – Loans

The risks of the Westernbank FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in the Corporation’s 2010 Annual Report. As indicated in Note 2 to these consolidated financial statements, during the third quarter of 2011, the Corporation adopted ASU 2011-02, which clarifies which loan modifications constitute troubled debt restructurings. The impact of this adoption is included in Note 9 – Allowance for Loan Losses.

The following tables present the composition of loans held-in-portfolio (“HIP”), net of unearned income, at September 30, 2011 and December 31, 2010.

(In thousands)	Non-covered loans at September 30, 2011	Covered loans at September 30, 2011	Total loans HIP at September 30, 2011

Commercial real estate	$6,737,547	$2,338,298	$9,075,845
Commercial and industrial	3,851,372	235,778	4,087,150
Construction	358,060	599,990	958,050
Mortgage	5,466,503	1,217,434	6,683,937
Lease financing	571,068	-	571,068
Consumer:
Credit cards	1,230,171	-	1,230,171
Home equity lines of credit	577,109	-	577,109
Personal	1,135,110	-	1,135,110
Auto	505,423	-	505,423
Other	241,523	120,923	362,446

Total loans held-in-portfolio[a]	$20,673,886	$4,512,423	$25,186,309

[a] Loans held-in-portfolio at September 30, 2011 are net of $101 million in unearned income and exclude $369 million in loans held-for-sale.

	Non-covered loans at December 31, 2010	Covered loans at December 31, 2010	Total loans HIP at December 31, 2010
(In thousands)

Commercial real estate	$ 7,006,676	$ 2,463,549	$ 9,470,225
Commercial and industrial	4,386,809	303,632	4,690,441
Construction	500,851	640,492	1,141,343
Mortgage	4,524,722	1,259,459	5,784,181
Lease financing	602,993	-	602,993
Consumer:
Credit cards	1,132,308	-	1,132,308
Home equity lines of credit	568,353	-	568,353
Personal	1,236,067	-	1,236,067
Auto	503,757	-	503,757
Other	265,499	169,750	435,249

Total loans held-in-portfolio[a]	$ 20,728,035	$ 4,836,882	$ 25,564,917

[a] Loans held-in-portfolio at December 31, 2010 are net of $106 million in unearned income and exclude $894 million in loans held-for-sale.

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2011 and December 31, 2010 by main categories.

(In thousands)	September 30, 2011	December 31, 2010

Commercial	$ 24,191	$ 60,528

Construction	234,336	412,744

Mortgage	110,250	420,666

Total	$ 368,777	$ 893,938

During the quarter and nine months ended September 30, 2011, the Corporation recorded purchases of mortgage loans amounting to $177 million and $1.1 billion, respectively. In addition, during the quarter and nine months ended September 30, 2011, the Corporation recorded purchases of credit cards relationships with balances of approximately $130 million. There were no significant purchases of commercial and construction loans during 2011.

The Corporation sold approximately $34 million and $295 million of residential mortgage loans during the quarter and nine months ended September 30, 2011, respectively. Also, the Corporation securitized approximately $194 million and $667 million of mortgage loans to Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2011, respectively. Furthermore, the Corporation securitized approximately $42 million and $163 million of mortgage loans in Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2011, respectively.

During the third quarter of 2011, the Corporation transferred $27 million of commercial and construction loans held-in-portfolio to loans to held-for-sale at a value of $14 million. This resulted in a write-down at the time of transfer of $12.7 million. Also, during the quarter ended September 30, 2011, these loans as well as other construction and commercial loans held-for sale with a combined book value of $128 million were sold to a newly created joint venture in which the Corporation holds a minority interest. Refer to Note 20 to the consolidated financial statements for details of this transaction. Besides this sale, the Corporation sold commercial and construction loans with a book value of approximately $13 million during the quarter and $27 million during the nine months ended September 30, 2011.

Non-covered loans

The following tables present non-covered loans held-in-portfolio that are in non-performing status and accruing loans past due 90 days or more by loan class at September 30, 2011 and December 31, 2010. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At September 30, 2011

	Puerto Rico		U.S. Mainland		Popular, Inc.

(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more

Commercial real estate	$464,669	$-	$172,189	$-	$636,858	$-

Commercial and industrial	188,268	504	47,455	-	235,723	504

Construction	64,971	-	122,943	-	187,914	-

Mortgage	580,563	290,904	37,160	-	617,723	290,904

Leasing	3,966	-	228	-	4,194	-

Consumer:

Credit cards	-	25,461	-	-	-	25,461

Home equity lines of credit	-	121	12,464	-	12,464	121

Personal	20,123	-	1,641	-	21,764	-

Auto	6,487	-	61	-	6,548	-

Other	7,871	652	612	-	8,483	652

Total[a]	$1,336,918	$317,642	$394,753	$-	$1,731,671	$317,642

[a] For purposes of this table non-performing loans exclude $ 260 million in non-performing loans held-for-sale.

At December 31, 2010

	Puerto Rico		U.S. Mainland		Popular, Inc.

(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more

Commercial real estate	$370,677	$-	$182,456	$-	$553,133	$-

Commercial and industrial	114,792	-	57,102	-	171,894	-

Construction	64,678	-	173,876	-	238,554	-

Mortgage	518,446	292,387	23,587	-	542,033	292,387

Leasing	5,674	-	263	-	5,937	-

Consumer:

Credit cards	-	33,514	-	-	-	33,514

Home equity lines of credit	-	-	17,562	-	17,562	-

Personal	22,816	-	5,369	-	28,185	-

Auto	7,528	-	135	-	7,663	-

Other	6,892	1,442	-	-	6,892	1,442

Total[a]	$1,111,503	$327,343	$460,350	$-	$1,571,853	$327,343

[a] For purposes of this table non-performing loans exclude $ 672 million in non-performing loans held-for-sale.

At September 30, 2011 non-covered loans held-in-portfolio on which the accrual of interest income had been discontinued amounted to $1.7 billion (December 31, 2010 - $1.6 billion). Non-accruing loans at September 30, 2011 include $49 million in consumer loans (December 31, 2010 - $60 million).

The following tables present loans by past due status at September 30, 2011 and December 31, 2010 for non-covered loans held-in-portfolio (net of unearned income).

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
September 30, 2011

Puerto Rico

	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Puerto Rico

Commercial real estate	$52,570	$11,414	$464,669	$528,653	$3,084,112	$3,612,765
Commercial and industrial	51,885	32,168	188,772	272,825	2,527,899	2,800,724
Construction	8,056	854	64,971	73,881	90,033	163,914
Mortgage	213,752	116,984	871,467	1,202,203	3,431,137	4,633,340
Leasing	8,857	2,062	3,966	14,885	538,240	553,125
Consumer:
Credit cards	16,021	11,141	25,461	52,623	1,163,482	1,216,105
Home equity lines of credit	694	204	121	1,019	20,848	21,867
Personal	18,985	10,702	20,123	49,810	934,489	984,299
Auto	22,103	5,422	6,487	34,012	468,353	502,365
Other	2,861	1,181	8,523	12,565	227,294	239,859

Total	$395,784	$192,132	$1,654,560	$2,242,476	$12,485,887	$14,728,363

September 30, 2011

U.S. Mainland

	Past Due
(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio U.S. Mainland

Commercial real estate	$32,504	$7,756	$172,189	$212,449	$2,912,333	$3,124,782
Commercial and industrial	13,767	5,692	47,455	66,914	983,734	1,050,648
Construction	-	-	122,943	122,943	71,203	194,146
Mortgage	13,692	11,991	37,160	62,843	770,320	833,163
Leasing	321	48	228	597	17,346	17,943
Consumer:
Credit cards	386	316	-	702	13,364	14,066
Home equity lines of credit	5,976	4,416	12,464	22,856	532,386	555,242
Personal	501	2,098	1,641	4,240	146,571	150,811
Auto	101	27	61	189	2,869	3,058
Other	32	13	612	657	1,007	1,664

Total	$67,280	$32,357	$394,753	$494,390	$5,451,133	$5,945,523

September 30, 2011

Popular, Inc.

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Popular, Inc.

Commercial real estate	$85,074	$19,170	$636,858	$741,102	$5,996,445	$6,737,547
Commercial and industrial	65,652	37,860	236,227	339,739	3,511,633	3,851,372
Construction	8,056	854	187,914	196,824	161,236	358,060
Mortgage	227,444	128,975	908,627	1,265,046	4,201,457	5,466,503
Leasing	9,178	2,110	4,194	15,482	555,586	571,068
Consumer:
Credit cards	16,407	11,457	25,461	53,325	1,176,846	1,230,171
Home equity lines of credit	6,670	4,620	12,585	23,875	553,234	577,109
Personal	19,486	12,800	21,764	54,050	1,081,060	1,135,110
Auto	22,204	5,449	6,548	34,201	471,222	505,423
Other	2,893	1,194	9,135	13,222	228,301	241,523

Total	$463,064	$224,489	$2,049,313	$2,736,866	$17,937,020	$20,673,886

December 31, 2010

Puerto Rico

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Puerto Rico

Commercial real estate	$47,064	$25,547	$370,677	$443,288	$3,412,310	$3,855,598
Commercial and industrial	34,703	23,695	114,792	173,190	2,688,228	2,861,418
Construction	6,356	3,000	64,678	74,034	94,322	168,356
Mortgage	188,468	83,789	810,833	1,083,090	2,566,610	3,649,700
Leasing	10,737	2,274	5,674	18,685	554,102	572,787
Consumer:
Credit cards	16,073	12,758	33,514	62,345	1,054,081	1,116,426
Personal	21,004	11,830	22,816	55,650	965,610	1,021,260
Auto	22,076	5,301	7,528	34,905	459,745	494,650
Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$350,280	$169,512	$1,438,846	$1,958,638	$12,047,056	$14,005,694

December 31, 2010

U.S. Mainland

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio U.S. Mainland

Commercial real estate	$68,903	$10,322	$182,456	$261,681	$2,889,397	$3,151,078
Commercial and industrial	30,372	15,079	57,102	102,553	1,422,838	1,525,391
Construction	30,105	292	173,876	204,273	128,222	332,495
Mortgage	38,550	12,751	23,587	74,888	800,134	875,022
Leasing	1,008	224	263	1,495	28,711	30,206
Consumer:
Credit cards	343	357	-	700	15,182	15,882
Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353
Personal	5,559	2,689	5,369	13,617	201,190	214,807
Auto	375	98	135	608	8,499	9,107

Total	$181,331	$48,685	$460,350	$690,366	$6,031,975	$6,722,341

December 31, 2010

Popular, Inc.

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Loans held- in-portfolio Popular, Inc.

Commercial real estate	$115,967	$35,869	$553,133	$704,969	$6,301,707	$7,006,676

Commercial and industrial	65,075	38,774	171,894	275,743	4,111,066	4,386,809

Construction	36,461	3,292	238,554	278,307	222,544	500,851

Mortgage	227,018	96,540	834,420	1,157,978	3,366,744	4,524,722

Leasing	11,745	2,498	5,937	20,180	582,813	602,993

Consumer:

Credit cards	16,416	13,115	33,514	63,045	1,069,263	1,132,308

Home equity lines of credit	6,116	6,873	17,562	30,551	537,802	568,353

Personal	26,563	14,519	28,185	69,267	1,166,800	1,236,067

Auto	22,451	5,399	7,663	35,513	468,244	503,757

Other	3,799	1,318	8,334	13,451	252,048	265,499

Total	$531,611	$218,197	$1,899,196	$2,649,004	$18,079,031	$20,728,035

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2011 and December 31, 2010 by main categories.

(In thousands)	September 30, 2011	December 31, 2010

Commercial	$24,191	$60,883

Construction	234,336	412,204

Mortgage	1,249	198,670

Total	$259,776	$671,757

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

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010

(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more

Commercial real estate	$ 7,018	$ 207	$ 14,172	$ -

Commercial and industrial	2,290	214	10,635	60

Construction	771	4,920	1,168	-

Mortgage	515	6,222	-	8,648

Consumer	368	268	-	2,308

Total[a]	$ 10,962	$ 11,831	$ 25,975	$ 11,016

[a] Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at September 30, 2011 and December 31, 2010 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2011

Covered Loans

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Covered loans held-in- portfolio

Commercial real estate	$ 42,077	$ 49,576	$ 532,352	$ 624,005	$ 1,714,293	$ 2,338,298
Commercial and industrial	7,700	2,529	21,506	31,735	204,043	235,778
Construction	5,837	10,035	444,914	460,786	139,204	599,990
Mortgage	60,077	30,015	214,829	304,921	912,513	1,217,434
Consumer	6,481	3,006	14,216	23,703	97,220	120,923

Total covered loans	$ 122,172	$ 95,161	$ 1,227,817	$ 1,445,150	$ 3,067,273	$ 4,512,423

December 31, 2010

Covered Loans

	Past Due

(In thousands)	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current	Covered loans held-in- portfolio

Commercial real estate	$ 108,244	$ 89,403	$ 434,956	$ 632,603	$ 1,830,946	$ 2,463,549
Commercial and industrial	12,091	5,491	32,585	50,167	253,465	303,632
Construction	23,445	11,906	351,386	386,737	253,755	640,492
Mortgage	80,978	34,897	119,745	235,620	1,023,839	1,259,459
Consumer	8,917	4,483	14,612	28,012	141,738	169,750

Total covered loans	$ 233,675	$ 146,180	$ 953,284	$ 1,333,139	$ 3,503,743	$ 4,836,882

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

The carrying amount of the loans acquired as part of the Westernbank FDIC-assisted transaction at September 30, 2011 and December 31, 2010 consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following tables.

	September 30, 2011			December 31, 2010

	Carrying amount			Carrying amount

(In thousands)	Non-credit Impaired Loans	Credit Impaired Loans	Total	Non-credit Impaired Loans	Credit Impaired Loans	Total

Commercial real estate	$1,928,943	$254,658	$2,183,601	$2,133,600	$247,654	$2,381,254

Commercial and industrial	74,313	5,661	79,974	117,869	8,257	126,126

Construction	282,680	287,968	570,648	341,866	292,341	634,207

Mortgage	1,104,158	94,562	1,198,720	1,156,879	87,062	1,243,941

Consumer	99,812	6,604	106,416	144,165	10,235	154,400

Carrying amount	3,489,906	649,453	4,139,359	3,894,379	645,549	4,539,928

Allowance for loan losses	(49,386)	(13,060)	(62,446)	-	-	-

Carrying amount, net of allowance	$3,440,520	$636,393	$4,076,913	$3,894,379	$645,549	$4,539,928

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $6.2 billion at September 30, 2011 (December 31, 2010 - $7.7 billion). At September 30, 2011, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the acquired loans in the Westernbank FDIC-assisted transaction, which are accounted pursuant to the ASC Subtopic 310-30, for the quarter and nine months ended September 30, 2011 and September 30, 2010, were as follows:

	Accretable Yield

	For the quarters ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total

Beginning balance	$1,546,233	$ 70,686	$1,616,919	$1,441,434	$43,213	1,484,647

Accretion	(66,808)	(29,610)	(96,418)	(67,697)	(10,089)	(77,786)

Change in expected cash flows	(26,964)	3,028	(23,936)	-	-	-

Ending balance	$1,452,461	$ 44,104	$1,496,565	$1,373,737	$33,124	$1,406,861

	Accretable Yield

	For the nine months ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total

Beginning balance	$1,307,927	$ 23,181	$1,331,108	$-	$-	-

Additions	-	-	-	1,487,634	50,425	1,538,059

Accretion	(203,683)	(65,852)	(269,535)	(113,897)	(17,301)	(131,198)

Change in expected cash flows	348,217	86,775	434,992	-	-	-

Ending balance	$1,452,461	$ 44,104	$1,496,565	$1,373,737	$33,124	$1,406,861

	Carrying amount of loans accounted for pursuant to ASC 310-30

	For the quarters ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total

Beginning balance	$3,588,002	$ 628,806	$4,216,808	$4,127,602	$697,481	4,825,083

Accretion	66,808	29,610	96,418	67,697	10,089	77,786

Collections	(164,904)	(8,963)	(173,867)	(185,889)	(23,609)	(209,498)

Ending balance	$3,489,906	$ 649,453	$4,139,359	$4,009,410	$683,961	$4,693,371

Allowance for loan losses ASC 310-30 covered loans	(49,386)	(13,060)	(62,446)	-	-	-

	$3,440,520	$ 636,393	$4,076,913	$4,009,410	$683,961	$4,693,371

	Carrying amount of loans accounted for pursuant to ASC 310-30

	For the nine months ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total

Beginning balance	$3,894,379	$645,549	$4,539,928	$-	$-	-

Additions	-	-	-	4,212,857	696,790	4,909,647

Accretion	203,683	65,852	269,535	113,897	17,301	131,198

Collections	(608,156)	(61,948)	(670,104)	(317,344)	(30,130)	(347,474)

Ending balance	$3,489,906	$649,453	$4,139,359	$4,009,410	$683,961	$4,693,371

Allowance for loan losses ASC 310-30 covered loans	(49,386)	(13,060)	(62,446)	-	-	-

	$3,440,520	$636,393	$4,076,913	$4,009,410	$683,961	$4,693,371

During the quarter and nine months ended September 30, 2011, the Corporation recorded an allowance for loan losses related to the acquired covered loans that are accounted for under ASC Subtopic 310-30 as certain pools reflected lower expected cash flows. The following table provides the activity in the allowance for loan losses related to these acquired loans for the quarter and nine months ended September 30, 2011.

	ASC 310-30 loans

(In thousands)	For the quarter ended September 30, 2011	For the nine months ended September 30, 2011

Balance at beginning of period	$ 48,257	$ -

Provision for loan losses	15,920	68,602

Charge-offs	(1,731)	(6,156)

Balance at end of period	$ 62,446	$ 62,446

There was no need to record an allowance for loan losses related to the covered loans at December 31, 2010 and September 30, 2010.

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loan, if the loan is accruing interest. The following table presents acquired loans accounted for under ASC Subtopic 310-20 at the April 30, 2010 acquisition date:

(In thousands)

Fair value of loans accounted under ASC Subtopic 310-20	$290,810

Gross contractual amounts receivable (principal and interest)	$457,201

Estimate of contractual cash flows not expected to be collected	$164,427

The cash flows expected to be collected consider the estimated remaining life of the underlying loans and include the effects of estimated prepayments.

Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.4 billion at September 30, 2011 (December 31, 2010 and September 30, 2010 - $0.3 billion).

Note 9 – Allowance for loan losses

The following tables present the changes in the allowance for loan losses for the quarters and nine months ended September 30, 2011 and 2010.

	For the quarters ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-covered loans	Covered loans	Total	Total

Balance at beginning of period	$689,678	$57,169	$746,847	$ 1,277,016

Provision for loan losses	150,703	25,573	176,276	215,013

Recoveries	37,640	1,500	39,140	24,616

Charge-offs	(172,815)	(3,821)	(176,636)	(272,651)

Net (write-down) recovery related to loans transferred to LHFS	(12,706)	-	(12,706)	-

Balance at end of period	$692,500	$80,421	$772,921	$ 1,243,994

	For the nine months ended

	September 30, 2011			September 30, 2010

(In thousands)	Non-covered loans	Covered loans	Total	Total

Balance at beginning of period	$793,225	$-	$793,225	$ 1,261,204

Provision for loan losses	306,177	89,735	395,912	657,471

Recoveries	100,769	1,500	102,269	75,928

Charge-offs	(508,772)	(10,814)	(519,586)	(750,609)

Net (write-down) recovery related to loans transferred to LHFS	1,101	-	1,101	-

Balance at end of period	$692,500	$80,421	$772,921	$ 1,243,994

The Corporation’s allowance for loan losses at September 30, 2011 includes $80 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $62 million at quarter end; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $18 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share asset for the expected reimbursement from the FDIC under the loss sharing agreements.

The following tables present the changes in the allowance for loan losses (“ALLL”) by portfolio segment for the quarter and nine months ended September 30, 2011. Also, the tables present information at September 30, 2011 regarding loans ending balances and the ALLL by portfolio segment and whether such loans and ALLL pertain to loans individually evaluated for specific impairment or collectively evaluated for impairment.

For the quarter ended September 30, 2011

Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$274,962	$16,364	$55,175	$5,045	$120,526	$472,072

Charge-offs	(67,077)	(1,696)	(8,622)	(1,096)	(32,857)	(111,348)

Recoveries	7,290	3,277	997	695	7,101	19,360

Provision (reversal of provision)	106,753	(3,012)	20,175	(740)	33,455	156,631

Net (write-down) recovery related to loans transferred to LHFS	(12,706)	-	-	-	-	(12,706)

Ending balance	$309,222	$14,933	$67,725	$3,904	$128,225	$524,009

Allowance for credit losses:

Specific ALLL non-covered loans	$20,941	$569	$16,682	$46	$7,546	$45,784

General ALLL non-covered loans	224,807	4,438	48,747	3,858	115,954	397,804

ALLL - non-covered loans	245,748	5,007	65,429	3,904	123,500	443,588

Specific ALLL covered loans	1,634	-	-	-	-	1,634

General ALLL covered loans	61,840	9,926	2,296	-	4,725	78,787

ALLL - covered loans	63,474	9,926	2,296	-	4,725	80,421

Total ALLL	$309,222	$14,933	$67,725	$3,904	$128,225	$524,009

Loans held-in-portfolio:

Impaired non-covered loans	$378,180	$61,750	$282,402	$6,568	$142,438	$871,338

Non-covered loans held-in-portfolio excluding impaired loans	6,035,309	102,164	4,350,938	546,557	2,822,057	13,857,025

Non-covered loans held-in-portfolio	6,413,489	163,914	4,633,340	553,125	2,964,495	14,728,363

Impaired covered loans	2,675	-	-	-	-	2,675

Covered loans held-in-portfolio excluding impaired loans	2,571,401	599,990	1,217,434	-	120,923	4,509,748

Covered loans held-in-portfolio	2,574,076	599,990	1,217,434	-	120,923	4,512,423

Total loans held-in-portfolio	$8,987,565	$763,904	$5,850,774	$553,125	$3,085,418	$19,240,786

For the quarter ended September 30, 2011

U.S. Mainland

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$184,632	$12,712	$22,832	$725	$53,874	$274,775

Charge-offs	(36,865)	(7,619)	(6,244)	(127)	(14,433)	(65,288)

Recoveries	13,973	3,955	158	102	1,592	19,780

Provision (reversal of provision)	(2,341)	1,180	13,706	145	6,955	19,645

Net (write-down) recovery related to loans transferred to LHFS	-	-	-	-	-	-

Ending balance	$159,399	$10,228	$30,452	$845	$47,988	$248,912

Allowance for credit losses:

Specific ALLL	$299	$766	$11,510	$-	$119	$12,694

General ALLL	159,100	9,462	18,942	845	47,869	236,218

Total ALLL	$159,399	$10,228	$30,452	$845	$47,988	$248,912

Loans held-in-portfolio:

Impaired loans	$141,647	$118,944	$31,549	$-	$4,615	$296,755

Loans held-in-portfolio, excluding impaired loans	4,033,783	75,202	801,614	17,943	720,226	5,648,768

Total loans held-in-portfolio	$4,175,430	$194,146	$833,163	$17,943	$724,841	$5,945,523

For the quarter ended September 30, 2011

Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$459,594	$29,076	$78,007	$5,770	$174,400	$746,847

Charge-offs	(103,942)	(9,315)	(14,866)	(1,223)	(47,290)	(176,636)

Recoveries	21,263	7,232	1,155	797	8,693	39,140

Provision (reversal of provision)	104,412	(1,832)	33,881	(595)	40,410	176,276

Net (write-down) recovery related to loans transferred to LHFS	(12,706)	-	-	-	-	(12,706)

Ending balance	$468,621	$25,161	$98,177	$4,749	$176,213	$772,921

Allowance for credit losses:

Specific ALLL non-covered loans	$21,240	$1,335	$28,192	$46	$7,665	$58,478

General ALLL non-covered loans	383,907	13,900	67,689	4,703	163,823	634,022

ALLL - non-covered loans	405,147	15,235	95,881	4,749	171,488	692,500

Specific ALLL covered loans	1,634	-	-	-	-	1,634

General ALLL covered loans	61,840	9,926	2,296	-	4,725	78,787

ALLL - covered loans	63,474	9,926	2,296	-	4,725	80,421

Total ALLL	$468,621	$25,161	$98,177	$4,749	$176,213	$772,921

Loans held-in-portfolio:

Impaired non-covered loans	$519,827	$180,694	$313,951	$6,568	$147,053	$1,168,093

Non-covered loans held-in-portfolio excluding impaired loans	10,069,092	177,366	5,152,552	564,500	3,542,283	19,505,793

Non-covered loans held-in-portfolio	10,588,919	358,060	5,466,503	571,068	3,689,336	20,673,886

Impaired covered loans	2,675	-	-	-	-	2,675

Covered loans held-in-portfolio excluding impaired loans	2,571,401	599,990	1,217,434	-	120,923	4,509,748

Covered loans held-in-portfolio	2,574,076	599,990	1,217,434	-	120,923	4,512,423

Total loans held-in-portfolio	$13,162,995	$958,050	$6,683,937	$571,068	$3,810,259	$25,186,309

For the nine months ended September 30, 2011

Puerto Rico

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$256,643	$16,074	$42,029	$7,154	$133,531	$455,431

Charge-offs	(172,106)	(16,078)	(23,992)	(4,552)	(103,155)	(319,883)

Recoveries	21,898	11,237	1,539	2,340	20,944	57,958

Provision (reversal of provision)	215,493	3,700	48,149	(1,038)	76,905	343,209

Net (write-down) recovery related to loans transferred to LHFS	(12,706)	-	-	-	-	(12,706)

Ending balance	$309,222	$14,933	$67,725	$3,904	$128,225	$524,009

Allowance for credit losses:

Specific ALLL non-covered loans	$20,941	$569	$16,682	$46	$7,546	$45,784

General ALLL non-covered loans	224,807	4,438	48,747	3,858	115,954	397,804

ALLL - non-covered loans	245,748	5,007	65,429	3,904	123,500	443,588

Specific ALLL covered loans	1,634	-	-	-	-	1,634

General ALLL covered loans	61,840	9,926	2,296	-	4,725	78,787

ALLL - covered loans	63,474	9,926	2,296	-	4,725	80,421

Total ALLL	$309,222	$14,933	$67,725	$3,904	$128,225	$524,009

Loans held-in-portfolio:

Impaired non-covered loans	$378,180	$61,750	$282,402	$6,568	$142,438	$871,338

Non-covered loans held-in-portfolio excluding impaired loans	6,035,309	102,164	4,350,938	546,557	2,822,057	13,857,025

Non-covered loans held-in-portfolio	6,413,489	163,914	4,633,340	553,125	2,964,495	14,728,363

Impaired covered loans	2,675	-	-	-	-	2,675

Covered loans held-in-portfolio excluding impaired loans	2,571,401	599,990	1,217,434	-	120,923	4,509,748

Covered loans held-in-portfolio	2,574,076	599,990	1,217,434	-	120,923	4,512,423

Total loans held-in-portfolio	$8,987,565	$763,904	$5,850,774	$553,125	$3,085,418	$19,240,786

For the nine months ended September 30, 2011

U.S. Mainland

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$205,748	$31,650	$28,839	$5,999	$65,558	$337,794

Charge-offs	(118,877)	(19,874)	(12,598)	(746)	(47,608)	(199,703)

Recoveries	30,682	6,475	1,912	544	4,698	44,311

Provision (reversal of provision)	41,846	(8,023)	(1,508)	(4,952)	25,340	52,703

Net (write-down) recovery related to loans transferred to LHFS	-	-	13,807	-	-	13,807

Ending balance	$159,399	$10,228	$30,452	$845	$47,988	$248,912

Allowance for credit losses:

Specific ALLL	$299	$766	$11,510	$-	$119	$12,694

General ALLL	159,100	9,462	18,942	845	47,869	236,218

Total ALLL	$159,399	$10,228	$30,452	$845	$47,988	$248,912

Loans held-in-portfolio:

Impaired loans	$141,647	$118,944	$31,549	$-	$4,615	$296,755

Loans held-in-portfolio, excluding impaired loans	4,033,783	75,202	801,614	17,943	720,226	5,648,768

Total loans held-in-portfolio	$4,175,430	$194,146	$833,163	$17,943	$724,841	$5,945,523

For the nine months ended September 30, 2011

Popular, Inc.

(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total

Allowance for credit losses:

Beginning balance	$462,391	$47,724	$70,868	$13,153	$199,089	$793,225

Charge-offs	(290,983)	(35,952)	(36,590)	(5,298)	(150,763)	(519,586)

Recoveries	52,580	17,712	3,451	2,884	25,642	102,269

Provision (reversal of provision)	257,339	(4,323)	46,641	(5,990)	102,245	395,912

Net (write-down) recovery related to loans transferred to loans held-for-sale	(12,706)	-	13,807	-	-	1,101

Ending balance	$468,621	$25,161	$98,177	$4,749	$176,213	$772,921

Allowance for credit losses:

Specific ALLL non-covered loans	$21,240	$1,335	$28,192	$46	$7,665	$58,478

General ALLL non-covered loans	383,907	13,900	67,689	4,703	163,823	634,022

ALLL - non-covered loans	405,147	15,235	95,881	4,749	171,488	692,500

Specific ALLL covered loans	1,634	-	-	-	-	1,634

General ALLL covered loans	61,840	9,926	2,296	-	4,725	78,787

ALLL - covered loans	63,474	9,926	2,296	-	4,725	80,421

Total ALLL	$468,621	$25,161	$98,177	$4,749	$176,213	$772,921

Loans held-in-portfolio:

Impaired non-covered loans	$519,827	$180,694	$313,951	$6,568	$147,053	$1,168,093

Non-covered loans held-in-portfolio excluding impaired loans	10,069,092	177,366	5,152,552	564,500	3,542,283	19,505,793

Non-covered loans held-in-portfolio	10,588,919	358,060	5,466,503	571,068	3,689,336	20,673,886

Impaired covered loans	2,675	-	-	-	-	2,675

Covered loans held-in-portfolio excluding impaired loans	2,571,401	599,990	1,217,434	-	120,923	4,509,748

Covered loans held-in-portfolio	2,574,076	599,990	1,217,434	-	120,923	4,512,423

Total loans held-in-portfolio	$13,162,995	$958,050	$6,683,937	$571,068	$3,810,259	$25,186,309

Impaired loans

Disclosures related to loans that were considered impaired based on ASC Section 310-10-35 are included in the table below.

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Impaired loans with related allowance	$540,598	$154,349	$1,246,697

Impaired loans that do not require an allowance	630,170	644,150	479,416

Total impaired loans	$1,170,768	$798,499	$1,726,113

Allowance for impaired loans	$60,112	$13,770	$351,491

Average balance of impaired loans during the quarter	$1,033,039		$1,732,592

Interest income recognized on impaired loans during the quarter	$4,957		$5,231

Average balance of impaired loans during the nine months ended September 30,	$922,381		$1,723,446

Interest income recognized on impaired loans during the nine months ended September 30,	$12,013		$14,463

The following tables present loans individually evaluated for impairment at September 30, 2011 and December 31, 2010.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
September 30, 2011

Puerto Rico

	Impaired Loans – With an			Impaired Loans

		Allowance		With No Allowance		Impaired Loans - Total

		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$11,229	$11,865	$4,715	$242,812	$295,815	$254,041	$307,680	$4,715

Commercial and industrial	43,278	46,435	16,226	80,861	103,614	124,139	150,049	16,226

Construction	8,670	14,199	569	53,080	97,583	61,750	111,782	569

Mortgage	282,402	285,158	16,682	-	-	282,402	285,158	16,682

Leasing	6,568	6,568	46	-	-	6,568	6,568	46

Consumer	142,438	142,438	7,546	-	-	142,438	142,438	7,546

Covered loans	1,675	1,675	1,634	1,000	1,000	2,675	2,675	1,634

Total Puerto Rico	$496,260	$508,338	$47,418	$377,753	$498,012	$874,013	$1,006,350	$47,418

September 30, 2011

U.S. Mainland

	Impaired Loans – With an			Impaired Loans

		Allowance		With No Allowance		Impaired Loans - Total

		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$-	$-	$-	$114,540	$145,697	$114,540	$145,697	$-

Commercial and industrial	6,256	6,256	299	20,851	28,951	27,107	35,207	299

Construction	5,740	5,740	766	113,204	181,158	118,944	186,898	766

Mortgage	27,727	28,151	11,510	3,822	3,822	31,549	31,973	11,510

Consumer	4,615	4,615	119	-	-	4,615	4,615	119

Total U.S. Mainland	$44,338	$44,762	$12,694	$252,417	$359,628	$296,755	$404,390	$12,694

September 30, 2011

Popular, Inc.

	Impaired Loans – With an			Impaired Loans

		Allowance		With No Allowance		Impaired Loans - Total

		Unpaid			Unpaid		Unpaid
	Recorded	Principal	Related	Recorded	Principal	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Investment	Balance	Allowance

Commercial real estate	$11,229	$11,865	$4,715	$357,352	$441,512	$368,581	$453,377	$4,715

Commercial and industrial	49,534	52,691	16,525	101,712	132,565	151,246	185,256	16,525

Construction	14,410	19,939	1,335	166,284	278,741	180,694	298,680	1,335

Mortgage	310,129	313,309	28,192	3,822	3,822	313,951	317,131	28,192

Leasing	6,568	6,568	46	-	-	6,568	6,568	46

Consumer	147,053	147,053	7,665	-	-	147,053	147,053	7,665

Covered loans	1,675	1,675	1,634	1,000	1,000	2,675	2,675	1,634

Total Popular, Inc.	$540,598	$553,100	$60,112	$630,170	$857,640	$1,170,768	$1,410,740	$60,112

December 31, 2010

Puerto Rico

	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Commercial real estate	$11,403	$13,613	$3,590	$208,891	$256,858	$220,294	$270,471	$3,590

Commercial and industrial	23,699	28,307	4,960	66,589	79,917	90,288	108,224	4,960

Construction	4,514	10,515	216	61,184	99,016	65,698	109,531	216

Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Puerto Rico	$154,349	$168,030	$13,770	$343,140	$442,267	$497,489	$610,297	$13,770

December 31, 2010

U.S. Mainland

	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Commercial real estate	$-	$-	$-	$101,856	$152,876	$101,856	$152,876	$-

Commercial and industrial	-	-	-	33,530	44,443	33,530	44,443	-

Construction	-	-	-	165,624	248,955	165,624	248,955	-

Total U.S. Mainland	$-	$-	$-	$301,010	$446,274	$301,010	$446,274	$-

There were no mortgage loans individually evaluated for impairment in the U.S. Mainland portfolio at December 31, 2010.

December 31, 2010

Popular, Inc.

	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Commercial real estate	$11,403	$13,613	$3,590	$310,747	$409,734	$322,150	$423,347	$3,590

Commercial and industrial	23,699	28,307	4,960	100,119	124,360	123,818	152,667	4,960

Construction	4,514	10,515	216	226,808	347,971	231,322	358,486	216

Mortgage	114,733	115,595	5,004	6,476	6,476	121,209	122,071	5,004

Total Popular, Inc.	$154,349	$168,030	$13,770	$644,150	$888,541	$798,499	$1,056,571	$13,770

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2011.

For the quarter ended September 30, 2011

	Puerto Rico		U.S. Mainland		Popular, Inc.

	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial real estate	$255,660	$977	$115,040	$115	$370,700	$1,092

Commercial and industrial	106,877	288	25,341	130	132,218	418

Construction	63,818	-	126,489	6	190,307	6

Mortgage	239,026	2,974	20,826	391	259,852	3,365

Leasing	3,284	-	-	-	3,284	-

Consumer	71,219	-	2,308	-	73,527	-

Covered loans	3,151	76	-	-	3,151	76

Total Popular, Inc.	$743,035	$4,315	$290,004	$642	$1,033,039	$4,957

For the nine months ended September 30, 2011

	Puerto Rico		U.S. Mainland		Popular, Inc.

	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial real estate	$240,660	$2,271	$105,105	$564	$345,765	$2,835

Commercial and industrial	99,523	866	32,670	527	132,193	1,393

Construction	62,485	49	144,972	158	207,457	207

Mortgage	185,270	6,980	11,715	522	196,985	7,502

Leasing	1,642	-	-	-	1,642	-

Consumer	35,610	-	1,154	-	36,764	-

Covered loans	1,575	76	-	-	1,575	76

Total Popular, Inc.	$626,765	$10,242	$295,616	$1,771	$922,381	$12,013

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $847 million at September 30, 2011 (December 31, 2010 - $561 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $410 thousand related to the construction loan portfolio and $3 million related to the commercial loan portfolio at September 30, 2011 (December 31, 2010 - $3 million and $1 million, respectively).

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, the Corporation identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As of September 30, 2011, the recorded investment in receivables for which the modified loans were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02 amounted to $30 million. The allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $1.6 million as of September 30, 2011, compared with $1.7 million under the previous evaluation of loss when the loans were not considered troubled debt restructurings.

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving credit lines to long term loans. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. Construction loans modified in a TDR may also involve extending the interest-only payment period. Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. Home equity modifications are made infrequently and are not offered if the Corporation also holds the first mortgage. Home equity modifications are uniquely designed to meet the specific needs of each borrower. Occasionally, the terms will be modified to a standalone second lien mortgage, thereby changing their loan class from home equity to residential mortgage. Automobile loans modified in a TDR are primarily comprised of loans where the Corporation has lowered monthly payments by extending the term. Credit cards modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally up to 24 months.

Loans modified in a TDR that are not accounted pursuant to ASC 310-30 are typically already in non-accrual status at the time of the modification and partial charge-offs have in some cases already been taken against the outstanding loan balance. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after classified as a TDR) and management has evaluated whether it is probable that the borrower would be in payment default in the foreseeable future. Loans modified in a TDR may have the financial effect to the Corporation of increasing the specific allowance for loan losses associated with the loan. An allowance for impaired mortgage and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

The following tables present the loan count by type of modification for those loans modified in a TDR during the three and nine months ended September 30, 2011.

	Puerto Rico

	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011

	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial real estate	17	3	-	-	55	5	-	-

Commercial and Industrial	21	11	-	-	83	16	-	-

Construction	1	-	-	-	2	-	-	-

Leases	-	41	5	-	-	136	16	-

Mortgage	9	106	366	13	35	340	1,220	36

Consumer:

Credit cards	420	-	-	358	1,149	-	-	959

Personal	607	28	-	-	1,775	52	-	-

Auto	-	-	2	-	-	-	7	-

Other	21	-	-	-	50	-	-	-

Total	1,096	189	373	371	3,149	549	1,243	995

	U.S. Mainland

	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011

	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial real estate	-	-	-	1	-	1	-	4

Construction	-	-	-	1	-	-	-	8

Mortgage	13	3	183	3	14	4	254	3

Other consumer	-	-	1	-	-	-	1	-

Total	13	3	184	5	14	5	255	15

	Popular, Inc.

	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011

	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial real estate	17	3	-	1	55	6	-	4

Commercial and Industrial	21	11	-	-	83	16	-	-

Construction	1	-	-	1	2	-	-	8

Leases	-	41	5	-	-	136	16	-

Mortgage	22	109	549	16	49	344	1,474	39

Consumer:

Credit cards	420	-	-	358	1,149	-	-	959

Personal	607	28	-	-	1,775	52	-	-

Auto	-	-	2	-	-	-	7	-

Other	21	-	1	-	50	-	1	-

Total	1,109	192	557	376	3,163	554	1,498	1,010

The following tables present by class, quantitative information related to loans modified as TDRs during the three and nine months ended September 30, 2011.

Puerto Rico

For the quarter ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	20	$31,436	$31,436	$(1,095)

Commercial and Industrial	32	28,622	28,622	2,518

Construction	1	1,341	1,341	187

Mortgage	494	65,849	68,279	3,122

Leases	46	1,092	1,059	-

Consumer:

Credit cards	778	6,820	7,622	47

Personal	635	7,525	7,522	-

Auto	2	18	19	-

Other	21	106	105	-

Total	2,029	$142,809	$146,005	$4,779

U.S. Mainland

For the quarter ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	1	$2,043	$2,032	$-

Construction	1	5,715	5,740	(189)

Mortgage	202	20,390	21,606	7,707

Other consumer	1	1,079	1,135	1

Total	205	$29,227	$30,513	$7,519

Popular, Inc.

For the quarter ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	21	$33,479	$33,468	$(1,095)

Commercial and Industrial	32	28,622	28,622	2,518

Construction	2	7,056	7,081	(2)

Mortgage	696	86,239	89,885	10,829

Leasing	46	1,092	1,059	-

Consumer:

Credit cards	778	6,820	7,622	47

Personal	635	7,525	7,522	-

Auto	2	18	19	-

Other	22	1,185	1,240	1

Total	2,234	$172,036	$176,518	$12,298

Puerto Rico

For the nine months ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	60	$44,590	$44,590	$(1,210)

Commercial and Industrial	99	39,011	39,011	1,693

Construction	2	2,224	2,224	165

Mortgage	1,631	224,027	242,416	6,092

Leases	152	3,451	3,301	(1)

Consumer:

Credit cards	2,108	19,438	21,792	143

Personal	1,827	22,459	22,443	(1)

Auto	7	64	67	-

Other	50	210	207	-

Total	5,936	$355,474	$376,051	$6,881

U.S. Mainland

For the nine months ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	3	$12,633	$9,355	$(420)

Commercial and Industrial	2	11,878	9,742	(421)

Construction	8	16,189	10,692	(314)

Mortgage	275	27,486	28,927	10,405

Other consumer	1	1,079	1,135	1

Total	289	$69,265	$59,851	$9,251

Popular, Inc.

For the nine months ended September 30, 2011

(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial Real Estate	63	$57,223	$53,945	$(1,630)

Commercial and Industrial	101	50,889	48,753	1,272

Construction	10	18,413	12,916	(149)

Mortgage	1,906	251,513	271,343	16,497

Leases	152	3,451	3,301	(1)

Consumer:

Credit cards	2,108	19,438	21,792	143

Personal	1,827	22,459	22,443	(1)

Auto	7	64	67	-

Other	51	1,289	1,342	1

Total	6,225	$424,739	$435,902	$16,132

The following tables present by class, loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted during the quarter and nine months ended September 30, 2011. The recorded investment as of September 30, 2011 is inclusive of all partial paydowns and charge-offs since modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico

	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011

(Dollars In thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end

Commercial Real Estate	18	$4,813	19	$5,240

Commercial and Industrial	31	17,745	34	20,010

Construction	-	-	1	883

Mortgage	194	28,004	635	90,582

Leases	20	422	415	6,198

Consumer:

Credit cards	1,026	9,467	1,447	13,881

Personal	506	3,852	624	5,027

Auto	1	5	1	5

Other	7	39	8	48

Total	1,803	$64,347	3,184	$141,874

U.S. Mainland

	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011

(Dollars In thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end

Construction	11	$12,383	11	$12,383

Mortgage	11	1,491	17	1,936

Total	22	$13,874	28	$14,319

Popular, Inc.

	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011

(Dollars In thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end

Commercial Real Estate	18	$4,813	19	$5,240

Commercial and Industrial	31	17,745	34	20,010

Construction	11	12,383	12	13,266

Mortgage	205	29,495	652	92,518

Leases	20	422	415	6,198

Consumer:

Credit cards	1,026	9,467	1,447	13,881

Personal	506	3,852	624	5,027

Auto	1	5	1	5

Other	7	39	8	48

Total	1,825	$78,221	3,212	$156,193

Commercial, consumer and mortgage loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

Pass Credit Classifications:

Pass (Scales 1 through 8) – Loans classified as pass have a well defined primary source of repayment very likely to be sufficient, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and capitalization better than industry standards.

Watch (Scale 9) – Loans classified as watch have acceptable business credit, but borrowers operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

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

Loss (Scale 14) - Uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be effected in the future.

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

The Corporation has a Credit Process Review Group within the Corporate Credit Risk Management Division (“CCRMD”), which performs annual comprehensive credit process reviews of several middle markets, construction, asset-based and corporate banking lending groups in BPPR. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit-granting process. Based on its findings, the Credit Process Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. CCRMD has contracted an outside loan review firm to perform the credit process reviews for the portfolios of commercial and construction loans in the U.S. mainland operations. The CCRMD participates in defining the review plan with the outside loan review firm and actively participates in the discussions of the results of the loan reviews with the business units. The CCRMD may periodically review the work performed by the outside loan review firm. CCRMD reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

The following table presents the outstanding balance, net of unearned, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2011 and December 31, 2010.

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
September 30, 2011

	Watch	Special Mention	Substandard	Doubtful	Loss	Total	Pass/Unrated	Total
(In thousands)

Puerto Rico[1]
Commercial real estate	$357,016	$363,653	$767,708	$6,153	$-	$1,494,530	$2,118,235	$3,612,765
Commercial and industrial	307,683	274,818	411,659	2,503	1,520	998,183	1,802,541	2,800,724

Total Commercial	664,699	638,471	1,179,367	8,656	1,520	2,492,713	3,920,776	6,413,489

Construction	1,364	33,018	61,837	9,231	-	105,450	58,464	163,914

Mortgage	-	-	594,641	-	-	594,641	4,038,699	4,633,340

Leasing	-	-	12,538	-	5,694	18,232	534,893	553,125

Consumer	-	-	39,362	-	4,556	43,918	2,920,577	2,964,495

Total Puerto Rico	$666,063	$671,489	$1,887,745	$17,887	$11,770	$3,254,954	$11,473,409	$14,728,363

U.S. Mainland

Commercial real estate	$328,771	$95,158	$534,952	$-	$-	$958,881	$2,165,901	$3,124,782
Commercial and industrial	67,405	27,441	142,780	-	-	237,626	813,022	1,050,648

Total Commercial	396,176	122,599	677,732	-	-	1,196,507	2,978,923	4,175,430

Construction	7,677	26,422	160,047	-	-	194,146	-	194,146
Mortgage	-	-	37,107	-	-	37,107	796,056	833,163
Leasing	-	-	3,966	-	-	3,966	13,977	17,943
Consumer	-	-	8,351	-	6,427	14,778	710,063	724,841

Total U.S. Mainland	$403,853	$149,021	$887,203	$-	$6,427	$1,446,504	$4,499,019	$5,945,523

Popular, Inc.

Commercial real estate	$685,787	$458,811	$1,302,660	$6,153	$-	$2,453,411	$4,284,136	$6,737,547
Commercial and industrial	375,088	302,259	554,439	2,503	1,520	1,235,809	2,615,563	3,851,372

Total Commercial	1,060,875	761,070	1,857,099	8,656	1,520	3,689,220	6,899,699	10,588,919

Construction	9,041	59,440	221,884	9,231	-	299,596	58,464	358,060

Mortgage	-	-	631,748	-	-	631,748	4,834,755	5,466,503

Leasing	-	-	16,504	-	5,694	22,198	548,870	571,068

Consumer	-	-	47,713	-	10,983	58,696	3,630,640	3,689,336

Total Popular, Inc.	$1,069,916	$820,510	$2,774,948	$17,887	$18,197	$4,701,458	$15,972,428	$20,673,886

The following table presents the weighted average obligor risk rating at September 30, 2011 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass

Commercial real estate	11.58	6.77

Commercial and industrial	11.37	6.62

Total Commercial	11.51	6.70

Construction	11.79	7.69

U.S. Mainland:	Substandard	Pass

Commercial real estate	11.31	7.13

Commercial and industrial	11.27	6.88

Total Commercial	11.30	7.07

Construction	11.77	-

[1] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.

December 31, 2010

	Watch	Special Mention	Substandard	Doubtful	Loss	Total	Pass/Unrated	Total
(In thousands)

Puerto Rico[1]

Commercial real estate	$439,004	$346,985	$622,675	$6,302	$-	$1,414,966	$2,440,632	$3,855,598
Commercial and industrial	608,250	245,250	345,266	3,112	1,436	1,203,314	1,658,104	2,861,418

Total Commercial	1,047,254	592,235	967,941	9,414	1,436	2,618,280	4,098,736	6,717,016

Construction	38,921	12,941	67,271	15,939	-	135,072	33,284	168,356

Mortgage	-	-	550,933	-	-	550,933	3,098,767	3,649,700

Leasing	-	-	5,539	-	5,969	11,508	561,279	572,787

Consumer	-	-	47,907	-	4,227	52,134	2,845,701	2,897,835

Total Puerto Rico	$1,086,175	$605,176	$1,639,591	$25,353	$11,632	$3,367,927	$10,637,767	$14,005,694

U.S. Mainland

Commercial real estate	$302,347	$93,564	$650,118	$-	$-	$1,046,029	$2,105,049	$3,151,078
Commercial and industrial	62,552	81,224	250,843	-	-	394,619	1,130,772	1,525,391

Total Commercial	364,899	174,788	900,961	-	-	1,440,648	3,235,821	4,676,469

Construction	30,021	40,022	257,651	-	-	327,694	4,801	332,495

Mortgage	-	-	23,587	-	-	23,587	851,435	875,022

Leasing	-	-	-	-	-	-	30,206	30,206

Consumer	-	-	14,240	-	8,825	23,065	785,084	808,149

Total U.S. Mainland	$394,920	$214,810	$1,196,439	$-	$8,825	$1,814,994	$4,907,347	$6,722,341

Popular, Inc.

Commercial real estate	$741,351	$440,549	$1,272,793	$6,302	$-	$2,460,995	$4,545,681	$7,006,676
Commercial and industrial	670,802	326,474	596,109	3,112	1,436	1,597,933	2,788,876	4,386,809

Total Commercial	1,412,153	767,023	1,868,902	9,414	1,436	4,058,928	7,334,557	11,393,485

Construction	68,942	52,963	324,922	15,939	-	462,766	38,085	500,851

Mortgage	-	-	574,520	-	-	574,520	3,950,202	4,524,722

Leasing	-	-	5,539	-	5,969	11,508	591,485	602,993

Consumer	-	-	62,147	-	13,052	75,199	3,630,785	3,705,984

Total Popular, Inc.	$1,481,095	$819,986	$2,836,030	$25,353	$20,457	$5,182,921	$15,545,114	$20,728,035

The following table presents the weighted average obligor risk rating at December 31, 2010 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)

Puerto Rico:[1]	Substandard	Pass

Commercial real estate	11.64	6.68

Commercial and industrial	11.24	6.76

Total Commercial	11.49	6.71

Construction	11.77	7.49

United States:	Substandard	Pass

Commercial real estate	11.29	7.11

Commercial and industrial	11.17	6.98

Total Commercial	11.25	7.07

Construction	11.66	8.00

[1] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.

Note 10 – FDIC loss share asset

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

In addition, as disclosed in the 2010 Annual Report, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated true-up payment is recorded as a reduction of the FDIC loss share asset. As of September 30, 2011, the carrying amount (discounted value) of the true-up provision was estimated at approximately $97 million (December 31, 2010 - $92 million; September 30, 2010 - $91 million).

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

(In thousands)	2011	2010

Balance at beginning of year	$2,318,183	$-
FDIC loss share indemnification asset recorded at business combination	-	2,337,748
Accretion of loss share indemnification asset, net	8,677	43,812
Credit impairment losses to be covered under loss sharing agreements	71,787	-
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(32,919)	(66,517)
Payments received from FDIC under loss sharing agreements	(561,111)	-
Other adjustments attributable to FDIC loss sharing agreements	(6,278)	9,935

Balance at September 30	$1,798,339	$2,324,978

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow to receive reimbursement on losses from the FDIC. Under the loss share agreements, BPPR must:

•

manage and administer the covered assets and collect and effect charge-offs and recoveries with respect to such covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by BPPR in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or the Federal Home Loan Mortgage Corporation (“FHLMC”), as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;

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

Note 11 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially, all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 18 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2011 and 2010 because they did not contain any credit recourse arrangements. The Corporation recorded a net gain $1.6 million and $3.0 million, respectively, during the quarters ended September 30, 2011 and 2010 related to these residential mortgage loans securitized. The Corporation recorded a net gain $12.0 million and $13.2 million, respectively, during the nine months ended September 30, 2011 and 2010 related to these residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2011 and 2010:

Proceeds Obtained During the Quarter Ended September 30, 2011

(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Trading account securities:

Mortgage-backed securities - GNMA	-	$ 193,731	-	$ 193,731

Mortgage-backed securities - FNMA	-	42,079	-	42,079

Total trading account securities	-	$ 235,810	-	$ 235,810

Mortgage servicing rights	-	-	$ 4,114	$ 4,114

Total	-	$ 235,810	$ 4,114	$ 239,924

Proceeds Obtained During the Nine Months Ended September 30, 2011

(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Trading account securities:

Mortgage-backed securities - GNMA	-	$ 666,601	-	$ 666,601

Mortgage-backed securities - FNMA	-	163,326	-	163,326

Total trading account securities	-	$ 829,927	-	$ 829,927

Mortgage servicing rights	-	-	$ 14,953	$ 14,953

Total	-	$ 829,927	$ 14,953	$ 844,880

Proceeds Obtained During the Quarter Ended September 30, 2010

(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Trading account securities:

Mortgage-backed securities - GNMA	-	$ 168,622	-	$ 168,622

Mortgage-backed securities - FNMA	-	54,136	-	54,136

Total trading account securities	-	$ 222,758	-	$ 222,758

Mortgage servicing rights	-	-	$ 3,932	$ 3,932

Total	-	$ 222,758	$ 3,932	$ 226,690

	Proceeds Obtained During the Nine Months Ended September 30, 2010

(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value

Assets

Investments securities available for sale:

Mortgage-backed securities - GNMA	-	$2,810	-	$ 2,810

Mortgage-backed securities - FNMA	-	-	-	-

Total investment securities available-for-sale	-	$2,810	-	$ 2,810

Trading account securities:

Mortgage-backed securities - GNMA	-	$496,223	$4,147	$ 500,370

Mortgage-backed securities - FNMA	-	130,641	-	130,641

Total trading account securities	-	$626,864	$4,147	$ 631,011

Mortgage servicing rights	-	-	$11,467	$ 11,467

Total	-	$629,674	$15,614	$ 645,288

During the nine months ended September 30, 2011, the Corporation retained servicing rights on whole loan sales involving approximately $84 million in principal balance outstanding (September 30, 2010 - $63 million), with realized gains of approximately $1.7 million (September 30, 2010 - gains of $1.4 million). All loan sales performed during the nine months ended September 30, 2011 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2011 and 2010.

Residential MSRs

(In thousands)	September 30, 2011	September 30, 2010

Fair value at beginning of period	$ 166,907	$ 169,747

Purchases	1,251	4,250

Servicing from securitizations or asset transfers	15,651	11,909

Changes due to payments on loans [1]	(9,770)	(10,311)

Reduction due to loan repurchases	(2,727)	(1,679)

Changes in fair value due to changes in valuation model inputs or assumptions	(13,876)	(7,969)

Other disposals	(210)	-

Fair value at end of period	$ 157,226	$ 165,947

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

Residential mortgage loans serviced for others were $17.4 billion at September 30, 2011 (December 31, 2010 - $18.4 billion; September 30, 2010 - $18.0 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2011 amounted to $12.2 million and $37.0 million, respectively (September 30, 2010 - $11.7 million and $35.4 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2011, those weighted average mortgage servicing fees were 0.27% (September 30, 2010 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended September 30, 2011 and the year ended December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010

Prepayment speed	6.3%		5.9%

Weighted average life	15.8	years	17.1	years

Discount rate (annual rate)	11.6%		11.4%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions at September 30, 2011 and December 31, 2010 were as follows:

Originated MSRs
(In thousands)	September 30, 2011		December 31, 2010

Fair value of retained interests	$ 99,901		$ 101,675

Weighted average life	10.6	years	12.5 years

Weighted average prepayment speed (annual rate)	9.4%		8.0%

Impact on fair value of 10% adverse change	$ (3,724)		$ (3,413)

Impact on fair value of 20% adverse change	$ (7,331)		$ (6,651)

Weighted average discount rate (annual rate)	12.6%		12.8%

Impact on fair value of 10% adverse change	$ (4,177)		$ (4,479)

Impact on fair value of 20% adverse change	$ (8,123)		$ (8,605)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions at September 30, 2011 and December 31, 2010 were as follows:

Purchased MSRs

(In thousands)	September 30, 2011		December 31, 2010

Fair value of retained interests	$ 57,325		$ 65,232

Weighted average life	10.9	years	12.7	years

Weighted average prepayment speed (annual rate)	9.2%		7.9%

Impact on fair value of 10% adverse change	$ (2,458)		$ (1,963)

Impact on fair value of 20% adverse change	$ (4,401)		$ (3,956)

Weighted average discount rate (annual rate)	11.4%		11.5%

Impact on fair value of 10% adverse change	$ (2,550)		$ (2,353)

Impact on fair value of 20% adverse change	$ (4,552)		$ (4,671)

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

At September 30, 2011 the Corporation serviced $3.6 billion (December 31, 2010 - $4.0 billion; September 30, 2010 - $4.1 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2011 the Corporation had recorded $163 million in mortgage loans on its financial statements related to this buy-back option program (December 31, 2010 - $168 million; September 30, 2010 - $163 million). During the nine months ended September 30, 2011 and 2010, the Corporation did not exercise its option to repurchase delinquency loans that meet the criteria indicated above. As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

Note 12 – Other assets

The caption of other assets in the consolidated statements of condition consists of the following major categories:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Net deferred tax assets (net of valuation allowance)	$ 341,648	$ 388,466	$ 329,768

Investments under the equity method	304,470	299,185	292,493

Bank-owned life insurance program	241,542	237,997	236,824

Prepaid FDIC insurance assessment	78,397	147,513	164,190

Other prepaid expenses	88,754	75,149	91,193

Derivative assets	67,582	72,510	85,180

Securities sold but not yet delivered	855,567	23,055	41,702

Others	190,569	206,012	201,808

Total other assets	$ 2,168,529	$ 1,449,887	$ 1,443,158

Note 13 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 and 2010, allocated by reportable segments and corporate group, were as follows (refer to Note 29 for the definition of the Corporation’s reportable segments):

2011

(In thousands)	Balance at January 1, 2011	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30,2011

Banco Popular de Puerto Rico	$ 245,309	$ 1,035	$ (69)	$ -	$ 246,275

Banco Popular North America	402,078	-	-	-	402,078

Total Popular, Inc.	$ 647,387	$ 1,035	$ (69)	$ -	$ 648,353

2010

(In thousands)	Balance at January 1, 2010	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2010

Banco Popular de Puerto Rico	$ 157,025	$ 86,841	$ -	$ -	$243,866

Banco Popular North America	402,078	-	-	-	402,078

Corporate	45,246	-	-	(45,246)	-

Total Popular, Inc.	$ 604,349	$ 86,841	$ -	$ (45,246)	$645,944

The goodwill recognized in the BPPR reportable segment during 2011 is related to the acquisition of the Wells Fargo Advisors’ Puerto Rico branch.

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

On September 30, 2010, the Corporation completed the sale of the processing and technology business of EVERTEC, which resulted in a $45 million reduction of goodwill for the Corporation.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments and Corporate group.

	$245,309	$245,309	$245,309	$245,309	$245,309	$245,309
2011

(In thousands)	Balance at January 1, 2011 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2011 (net amounts)	Balance at September 30, 2011 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2011 (net amounts)

Banco Popular de Puerto Rico	$245,309	$-	$245,309	$246,275	$-	$246,275

Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$812,764	$164,411	$648,353

2010

(In thousands)	Balance at January 1, 2010 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2010 (net amounts)	Balance at September 30, 2010 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2010 (net amounts)

Banco Popular de Puerto Rico	$157,025	$-	$157,025	$243,866	$-	$243,866

Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Corporate	45,429	183	45,246	-	-	-

Total Popular, Inc.	$768,943	$164,594	$604,349	$810,355	$164,411	$645,944

At September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2011		December 31, 2010		September 30, 2010

(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Core deposits	$80,591	$36,103	$80,591	$29,817	$80,591	$27,721

Other customer relationships	17,581	4,081	5,092	3,430	4,719	3,291

Other intangibles	189	79	189	43	125	99

Total	$98,361	$40,263	$85,872	$33,290	$85,435	$31,111

During the nine months ended September 30, 2011, the Corporation recognized $12 million in customer relationships associated with the purchase of the Citibank American Airlines co-branded credit card portfolio and the acquisition of certain assets and liabilities of the Wells Fargo Advisors Puerto Rico branch. These customer relationship assets are to be amortized to operating expenses ratably on a monthly basis over a 10-year period.

During the quarter ended September 30, 2011, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2010 - $ 2.4 million). During the nine months ended September 30, 2011, the Corporation recognized $ 7.0 million in amortization related to other intangible assets within definite useful lives (September 30, 2010-$ 6.9 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)

Remaining 2011	$2,567

Year 2012	9,741

Year 2013	9,558

Year 2014	8,915

Year 2015	6,771

Year 2016	6,501

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2011 using July 31, 2011 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 13.51% to 19.40% for the 2011 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a DCF approach and a market value approach. The market value approach is based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2011, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.

The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which is consistent with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2011 annual test represented a discount of 28.0%, compared with 23.6% at July 31, 2010. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios of BPNA.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2011 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2011 annual assessment were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded. Declines in the Corporation’s market capitalization could increase the risk of goodwill impairment in the future.

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Note 14 – Deposits

Total interest bearing deposits consisted of:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Savings accounts	$6,461,493	$6,177,074	$6,126,358

NOW, money market and other interest bearing demand deposits	5,048,355	4,756,615	4,854,392

Total savings, NOW, money market and other interest bearing demand deposits	11,509,848	10,933,689	10,980,750

Certificates of deposit:

Under $100,000	6,531,926	6,238,229	6,609,544

$100,000 and over	4,384,116	4,650,961	4,778,311

Total certificates of deposit	10,916,042	10,889,190	11,387,855

Total interest bearing deposits	$22,425,890	$21,822,879	$22,368,605

A summary of certificates of deposit by maturity at September 30, 2011, follows:

(In thousands)

2011	$2,987,066

2012	4,264,333

2013	1,486,132

2014	828,519

2015	790,009

2016 and thereafter	559,983

Total certificates of deposit	$10,916,042

At September 30, 2011, the Corporation had brokered deposits amounting to $ 3.0 billion (December 31, 2010 - $ 2.3 billion; September 30, 2010 - $ 2.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $26 million at September 30, 2011 (December 31, 2010 - $52 million; September 30, 2010 - $54 million).

Note 15 – Borrowings

Assets sold under agreements to repurchase were as follows:

	September 30,	December 31,	September 30,

(In thousands)	2011	2010	2010

Assets sold under agreements to repurchase	$2,601,606	$2,412,550	2,358,139

The repurchase agreements outstanding at September 30, 2011 were collateralized by $ 1.7 billion (September 30, 2010- $ 2.1 billion) in investment securities available-for-sale, $198 million (September 30, 2010- $435 million) in trading securities and $ 796 million (September 30, 2010- $ 39 million) in securities sold not yet delivered in other assets. At December 31, 2010 the repurchase agreements were collateralized by investment securities available-for-sale and trading securities of $ 2.1 billion and $492 million; respectively. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of condition.

In addition, there were repurchase agreements outstanding collateralized by $ 230 million in securities purchased underlying agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2010 - $ 172 million; September 30, 2010 - $ 170 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities, and accordingly are not reflected in the Corporation’s consolidated statements of condition.

Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,

(In thousands)	2011	2010	2010

Advances with the FHLB paying interest at maturity, at fixed rates of 0.30%	$125,000	$300,000	$125,000

Term funds purchased paying interest at maturity, at fixed rates of 0.65%	40,000	52,500	65,079

Securities sold not yet purchased	-	10,459	-

Others	1,200	1,263	1,263

Total other short-term borrowings	$166,200	$364,222	$191,342

Notes payable consisted of:

	September 30,	December 31,	September 30,

(In thousands)	2011	2010	2010

Advances with the FHLB: maturing in 2012 paying interest at monthly fixed rates ranging from 0.66% to 4.95% (September 30, 2010- 3.31% to 5.02%)	$629,500	$385,000	$568,423

Note issued to the FDIC, including unamortized premium of $196; paying interest monthly at an annual fixed rate of 2.50%; maturing on April 30, 2015 or such earlier date as such amount may become due and payable pursuant to the terms of the note	714,120	2,492,928	3,289,983

Term notes with maturities ranging from 2012 to 2016 paying interest semiannually at fixed rates ranging from 5.25% to 7.86% (September 30, 2010 - 5.25% to 13.00%)	278,282	381,133	381,064

Term notes with maturities ranging from 2011 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	696	1,010	1,112

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 16)	439,800	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $472,610 as of September 30, 2011 and $496,678 at September 30, 2010) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 16)[1]	463,390	444,981	439,322

Others	24,957	25,331	25,448

Total notes payable	$2,550,745	$4,170,183	$5,145,152

Note: Refer to the Corporation’s 2010 Annual Report, for rates and maturity information corresponding to the borrowings outstanding at December 31, 2010. Key index rates as of September 30, 2011 and September 30, 2010, respectively, were as follows: 3-month LIBOR rate =0.37% and 0.29%; 10-year U.S. Treasury note =1.92% and 2.51%.

[1] The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009.

In consideration for the excess assets acquired over liabilities assumed as part of the Westernbank FDIC-assisted transaction, BPPR issued to the FDIC a secured note (the “note issued to the FDIC”) in the amount of $5.8 billion at April 30, 2010, which has full recourse to BPPR. As indicated in Note 5 to the consolidated financial statements, the note issued to the FDIC is collateralized by the loans (other than certain consumer loans) and other real estate acquired in the agreement with the FDIC and all proceeds derived from such assets, including cash inflows from claims to the FDIC under the loss sharing agreements. Proceeds received from such sources are used to pay the note under the conditions stipulated in the agreement. The entire outstanding principal balance of the note issued to the FDIC is due five years from issuance (April 30, 2015), or such date as such amount may become due and payable pursuant to the terms of the note. Borrowings under the note bear interest at an annual fixed rate of 2.50% and are paid monthly. If the Corporation fails to pay any interest as and when due, such interest shall accrue interest at the note interest rate plus 2.00% per annum. The Corporation may repay the note in whole or in part without any penalty subject to certain notification requirements indicated in the agreement. During the nine months ended September 30, 2011, the Corporation prepaid $538 million of the note issued to the FDIC from funds unrelated to the assets securing the note.

A breakdown of borrowings by contractual maturities at September 30, 2011 is included in the table below. Given its nature, the maturity of the note issued to the FDIC was based on expected repayment dates and not on its April 30, 2015 contractual maturity date. The expected repayments consider the timing of expected cash inflows on the loans, OREO and claims on the loss sharing agreements that will be applied to repay the note during the period that the note payable to the FDIC is outstanding.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total

Year

2011	$1,489,416	$166,200	$714,746	$2,370,362

2012	75,000	-	214,809	289,809

2013	49,000	-	98,845	147,845

2014	350,000	-	189,387	539,387

2015	174,135	-	36,093	210,228

Later years	464,055	-	833,475	1,297,530

No stated maturity	-	-	936,000	936,000

Subtotal	2,601,606	166,200	3,023,355	5,791,161

Less: Discount	-	-	472,610	472,610

Total borrowings	$2,601,606	$166,200	$2,550,745	$5,318,551

Note 16 – Trust Preferred Securities

At September 30, 2011, December 31, 2010 and September 30, 2010, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at September 30, 2011, December 31, 2010 and September 30, 2010.

(Dollars in thousands)

Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, and 2013 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February	November	September	December	Perpetual
	2027	2033	2034	2034
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

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

[8] Carrying value of junior subordinates debentures of $ 463 million at September 30, 2011 ($ 936 million aggregate liquidation amount, net of $ 473 million discount) and $ 445 million at December 31, 2010 ($ 936 million aggregate liquidation amount, net of $ 491 million discount) and $ 439 million at September 30, 2010 ($ 936 million aggregate liquidation amount, net of $497 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At September 30, 2011, December 31, 2010, and September 30, 2010 the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At September 30, 2011, the Corporation had $ 427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At September 30, 2011, the remaining $935 million of trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which are exempt from the phase-out provision.

Note 17 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $402 million at September 30, 2011 (December 31, 2010 - $402 million; September 30, 2010 - $402 million). There were no transfers between the statutory reserve account and the retained earnings account during the nine months ended September 30, 2011 and September 30, 2010.

Note 18 – Guarantees

At September 30, 2011 the Corporation recorded a liability of $0.4 million (December 31, 2010 - $0.5 million and September 30, 2010 - $0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

Also, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and Small Business Administration (“SBA”) commercial loans subject to credit recourse or to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.

At September 30, 2011 the Corporation serviced $ 3.6 billion (December 31, 2010 - $ 4.0 billion; September 30, 2010 - $ 4.1 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2011 the Corporation repurchased approximately $ 53 million and $ 168 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2010 - $ 38 million for the quarter and $ 93 million for nine-month period). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2011 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 56 million (December 31, 2010 - $ 54 million; September 30, 2010 - $ 38 million).

--The following table shows the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of condition for the quarters and nine months ended September 30, 2011 and 2010.

	Quarters ended September 30,		Nine months ended September 30,

(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$55,327	$36,607	$53,729	$15,584

Additions for new sales	-	-	-	-

Provision for recourse liability	10,285	4,203	30,109	31,919

Net charge-offs / terminations	(10,055)	(3,144)	(28,281)	(9,837)

Balance as of end of period	$55,557	$37,666	$55,557	$37,666

The probable losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segmentations. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value ratios, and loan aging, among others.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans approximated $ 21 million in unpaid principal balance with losses amounting to $ 2.3 million for the nine months ended September 30, 2011. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received $ 15 million to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio of approximately $3.5 billion at September 30, 2011. The Corporation recorded a representation and warranty reserve for the amount of the proceeds received from the third-party financial institution. At September 30, 2011, this reserve amounted to $14.5 million.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2011, the Corporation serviced $ 17.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2010 - $ 18.4 billion; September 30, 2010 - $ 18.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2011 the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million (December 31, 2010 - $24 million; September 30, 2010 - $25 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At September 30, 2011 the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans had been sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At September 30, 2011 the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 28 million, which was included as part of other liabilities in the consolidated statement of condition (December 31, 2010 - $ 31 million; September 30, 2010 - $ 35 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters and nine months ended September 30, 2011 and 2010.

	Quarters ended September 30,		Nine months ended September 30,

(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$29,016	$33,483	$30,659	$33,294

Additions for new sales	-	-	-	-
(Reversal) provision for representation and warranties	-	3,614	(522)	10,044

Net charge-offs / terminations	(807)	(2,534)	(1,928)	(8,775)

Balance as of end of period	$28,209	$34,563	$28,209	$34,563

During 2008, the Corporation provided indemnification for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of Popular Financial Holdings (“PFH”). The sales were on a non-credit recourse basis. At September 30, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at September 30, 2011 are related principally to make-whole arrangements. At September 30, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $ 4 million (December 31, 2010 - $ 8 million; September 30, 2010 - $ 4 million), and is included as other liabilities in the consolidated statement of condition. The reserve balance at September 30, 2011 contemplates historical indemnity payments. Popular, Inc. Holding Company (“PIHC”) and PNA have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters and nine months ended September 30, 2011, and 2010.

	Quarters ended September 30,		Nine months ended September 30,

(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$4,211	$6,750	$8,058	$9,405

Additions for new sales	-	-	-	-

(Reversal) provision for representations and warranties	-	(1,919)	-	(3,037)

Net charge-offs / terminations	(146)	(685)	(196)	(2,222)

Other - settlements paid	-	-	(3,797)	-

Balance as of end of period	$4,065	$4,146	$4,065	$4,146

PIHC fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.6 billion at September 30, 2011 (December 31, 2010 and September 30, 2010 - $ 0.6 billion). In addition, at September 30, 2011, December 31, 2010 and September 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 16 to the consolidated financial statements for further information on the trust preferred securities.

Note 19 – Commitments and Contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk were as follows:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Commitments to extend credit:

Credit card lines	$ 3,813,210	$ 3,583,430	$ 3,717,410

Commercial lines of credit	2,329,787	1,920,056	2,186,356

Other unused credit commitments	368,125	375,565	393,614

Commercial letters of credit	19,396	12,532	18,819

Standby letters of credit	130,425	140,064	115,844

Commitments to originate mortgage loans	61,809	47,493	63,970

At September 30, 2011, the Corporation maintained a reserve of approximately $12 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2010 - $21 million; September 30, 2010 - $20 million), including $4 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction (December 31, 2010 - $6 million; September 30, 2010 - $12 million).

Other commitments

At September 30, 2011, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2010 and September 30, 2010 - $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 29 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.6 billion, or 61% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at September 30, 2011, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2010 - $12.0 billion, or 58%; September 30, 2010 - $13.2 billion, or 60%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At September 30, 2011, the Corporation had approximately $968 million of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $59 million were uncommitted lines of credit (December 31, 2010 - $1.4 billion and $199 million, respectively; September 30, 2010 - $1.2 billion and $215 million, respectively). Of the total credit facilities granted, $910 million was outstanding at September 30, 2011 (December 31, 2010 - $1.1 billion; September 30, 2010 - $1.0 billion). Furthermore, at September 30, 2011, the Corporation had $142 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2010 - $145 million; September 30, 2010 - $238 million).

Other contingencies

As indicated in Note 10 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The true-up payment contingency (undiscounted estimated true-up payment) was estimated at $171 million at September 30, 2011 (December 31, 2010 - $169 million; September 30, 2010 - $169 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $20.0 million at September 30, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which included as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purported to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleged that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleged that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint sought class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, the defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.

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

At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $37.5 million would be paid by or on behalf of defendants. On June 17, 2011, the parties filed a stipulation of settlement and a joint motion for preliminary approval of such settlement, which the Court granted on June 20, 2011. On or about July 5, 2011, the amount of $37.5 million was paid to the settlement fund by or on behalf of defendants. Specifically, the amount of $26 million was paid by insurers and the amount of $11.5 million was paid by Popular (after which approximately $4.7 million was reimbursed by insurers per the terms of the relevant insurance agreement).

On January 18, 2011, certain individual shareholders filed a suit captioned Montilla Rojo et al. v. Popular, Inc., et al., against the Corporation and certain officers asserting claims under the federal securities laws similar or identical to those remaining in the Hoff action. On February 25, 2011, those shareholders filed an amended complaint asserting additional legal theories. On June 19, 2011, certain of those shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely. On or about October 11, 2011, certain individual shareholders, including shareholders represented by counsel in the Montilla-Rojo action, filed requests to opt-out of the proposed settlement in the Hoff securities class action. Other purported shareholders represented by the same counsel, filed an objection to the settlement. On November 2, 2011, the plaintiffs in the Montilla-Rojo action moved to add additional, unspecified claims.

On November 2, 2011, the Court in the Hoff securities class action announced at a hearing on the proposed settlement that it would overrule the objection to the settlement and grant final approval in a written order to follow, which order and final judgment were issued on even date.

In April 2011, the parties to the García and Díaz actions entered into a separate memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs, all of which will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. On June 14, 2011, a motion for preliminary approval of settlement was filed. On July 8, 2011, the Court granted preliminary approval of such settlement and set the final approval hearing date for September 12, 2011. On that same date, the Court granted final approval of the settlement. On September 23, 2011, the court in Díaz entered a separate judgment approving the final settlement as well.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $8.2 million would be paid by or on behalf of the defendants. The parties filed a joint request to approve the settlement on April 13, 2011. On June 8, 2011, the Court held a preliminary approval hearing, and on June 23, 2011, the Court preliminarily approved such settlement. On June 30, 2011, the amount of $8.2 million was transferred to the settlement fund by insurers on behalf of the defendants. A final fairness hearing was set for August 26, 2011. On that date, the Court stated that it would approve the settlement but requested that plaintiffs’ counsel submit certain supporting documentation prior to issuing its final approval. Such final approval is still pending.

Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

At this point, the settlement agreements in the Hoff and ERISA class actions are not final and are subject to a number of future events, including the issuance of the final approval order in the case of the ERISA class action and/or the expiration of the time to appeal such orders. The settlement in the derivative actions has been finally approved and the period for any appeal has expired without any appeal having been filed.

In addition to the foregoing, Banco Popular is a defendant in two class lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint, which is still pending resolution.

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

Note 20 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the variable interest entities (“VIEs”) it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, are not required to be consolidated in the Corporation’s financial statements at September 30, 2011.

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

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 21 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2011, December 31, 2010 and September 30, 2010, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statement of condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at September 30, 2011, December 31, 2010 and September 30, 2010.

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Assets

Servicing assets:

Mortgage servicing rights	$ 104,503	$ 107,313	$ 105,639

Total servicing assets	$ 104,503	$ 107,313	$ 105,639

Other assets:

Servicing advances	$ 3,009	$ 2,706	$ 3,339

Total other assets	$ 3,009	$ 2,706	$ 3,339

Total	$ 107,512	$ 110,019	$ 108,978

Maximum exposure to loss	$ 107,512	$ 110,019	$ 108,978

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.4 billion at September 30, 2011 ($9.3 billion at December 31, 2010 and $9.4 billion at September 30, 2010).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2011, December 31, 2010 and September 30, 2010, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

In September of 2011, BPPR sold construction and commercial real estate loans with a fair value of $148 million, and most of which were non-performing, to a newly created joint venture, PRLP 2011 Holdings, LLC. The joint venture is majority owned by Caribbean Property Group (“CPG”), Goldman Sachs & Co. and East Rock Capital LLC. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

BPPR provided financing to the joint venture for the acquisition of the loans in an amount equal to the sum of 57% of the purchase price of the loans, or $84 million, and $2 million of closing costs, for a total acquisition loan of $86 million. The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility of $68.5 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line of $20 million to fund certain operating expenses of the joint venture. As part of the transaction, BPPR received $ 48 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

BPPR accounted for this transaction as a true sale pursuant to ASC Subtopic 860-10 and thus recognized the cash received, its equity investment in the joint venture, and the acquisition loan provided to the joint venture and derecognized the loans sold.

Cash proceeds received by the joint venture will be first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds will be determined based on a pro-rata basis in accordance with the respective equity ownership percentages.

The Corporation has determined that PRLP 2011 Holdings, LLC is a VIE but is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to CPG Island Servicing, LLC, an affiliate of CPG, which contracted Archon, an affiliate of Goldman Sachs, to act as subservicer, but it has the responsibility to oversee such servicing responsibilities.

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest and the financing provided to the joint venture.

The initial fair value of the Corporation’s equity interest in the joint venture was determined based on the fair value of the loans transferred to the joint venture of $148 million, which represented the purchase price of the loans agreed by the parties and was an arm’s-length transaction between market participants in accordance with ASC Topic 820, reduced by the acquisition loan provided by BPPR to the joint venture, for a total net equity of $ 63 million. Accordingly, the 24.9% equity interest held by the Corporation was valued at $16 million. Thus, the fair value of the equity interest is considered a Level 2 fair value measurement since the inputs were based on observable market inputs. After initial recognition, the equity interest will be accounted for using the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC and its maximum exposure to loss at September 30, 2011.

(In thousands)	September 30, 2011

Assets

Loans held-in-portfolio:

Acquisition loan	$ 86,167

Total loans held-in-portfolio	$ 86,167

Other assets:

Investment in PRLP 2011 Holdings LLC	$ 16,186

Total other assets	$ 16,186

Total	$ 102,353

Maximum exposure to loss	$ 102,353

The Corporation determined that under a maximum exposure to loss worst case scenario the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation at September 30, 2011 will not be recovered.

Note 21 –Fair value measurement

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

Fair Value on a Recurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, December 31, 2010 and September 30, 2010:

At September 30, 2011

(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2011

Assets

Investment securities available-for-sale:

U.S. Treasury securities	$-	$38,898	$-	$ 38,898

Obligations of U.S. Government sponsored entities	-	984,685	-	984,685

Obligations of Puerto Rico, States and political subdivisions	-	56,436	-	56,436

Collateralized mortgage obligations - federal agencies	-	1,756,647	-	1,756,647

Collateralized mortgage obligations - private label	-	65,250	-	65,250

Mortgage-backed securities	-	2,284,749	7,492	2,292,241

Equity securities	2,710	3,361	-	6,071

Other	-	26,301	-	26,301

Total investment securities available-for-sale	$2,710	$5,216,327	$7,492	$ 5,226,529

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	$-	$5,543	$-	$ 5,543

Collateralized mortgage obligations	-	709	2,571	3,280

Residential mortgage-backed securities - federal agencies	-	218,452	22,477	240,929

Other	-	19,092	4,091	23,183

Total trading account securities	$-	$243,796	$29,139	$ 272,935

Mortgage servicing rights	$-	$-	$157,226	$ 157,226

Derivatives	-	67,586	-	67,586

Total	$2,710	$5,527,709	$193,857	$ 5,724,276

Liabilities

Derivatives	$-	$(71,165)	$-	$ (71,165)

Total	$-	$(71,165)	$-	$ (71,165)

At December 31, 2010

(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2010

Assets

Investment securities available-for-sale:

U.S. Treasury securities	$-	$38,136	$-	$ 38,136

Obligations of U.S. Government sponsored entities	-	1,211,304	-	1,211,304

Obligations of Puerto Rico, States and political subdivisions	-	52,702	-	52,702

Collateralized mortgage obligations - federal agencies	-	1,238,294	-	1,238,294

Collateralized mortgage obligations - private label	-	84,938	-	84,938

Mortgage-backed securities	-	2,568,396	7,759	2,576,155

Equity securities	3,952	5,523	-	9,475

Other	-	25,848	-	25,848

Total investment securities available-for-sale	$3,952	$5,225,141	$7,759	$ 5,236,852

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	$-	$16,438	$-	$ 16,438

Collateralized mortgage obligations	-	769	2,746	3,515

Residential mortgage-backed securities - federal agencies	-	472,806	20,238	493,044

Other	-	30,423	2,810	33,233

Total trading account securities	$-	$520,436	$25,794	$ 546,230

Mortgage servicing rights	$-	$-	$166,907	$ 166,907

Derivatives	-	72,993	-	72,993

Total	$3,952	$5,818,570	$200,460	$ 6,022,982

Liabilities

Derivatives	$-	$(76,344)	$-	$ (76,344)

Trading liabilities	-	(10,459)	-	(10,459)

Equity appreciation instrument	-	(9,945)	-	(9,945)

Total	$-	$(96,748)	$-	$ (96,748)

At September 30, 2010

(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2010

Assets

Investment securities available-for-sale:

U.S. Treasury securities	$-	$39,423	$-	$ 39,423

Obligations of U.S. Government sponsored entities	-	1,396,960	-	1,396,960

Obligations of Puerto Rico, States and political subdivisions	-	53,324	-	53,324

Collateralized mortgage obligations - federal agencies	-	1,347,041	-	1,347,041

Collateralized mortgage obligations - private label	-	95,390	-	95,390

Mortgage-backed securities	-	2,774,835	7,816	2,782,651

Equity securities	3,571	5,273	-	8,844

Other	-	17,850	-	17,850

Total investment securities available-for-sale	$3,571	$5,730,096	$7,816	$ 5,741,483

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	$-	$17,063	$-	$ 17,063

Collateralized mortgage obligations	-	843	2,753	3,596

Residential mortgage-backed securities - federal agencies	-	426,321	24,159	450,480

Other	-	9,013	2,870	11,883

Total trading account securities	$-	$453,240	$29,782	$ 483,022

Mortgage servicing rights	$-	$-	$165,947	$ 165,947

Derivatives	-	85,350	-	85,350

Total	$3,571	$6,268,686	$203,545	$ 6,475,802

Liabilities

Derivatives	$-	$(91,332)	$-	$ (91,332)

Equity appreciation instrument	-	(17,465)	-	(17,465)

Total	$-	$(108,797)	$-	$ (108,797)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2011 and 2010.

Quarter ended September 30, 2011

(In millions)	Balance at June 30, 2011	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Balance at September 30, 2011	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at September 30, 2011

Assets

Investment securities available-for-sale:
Mortgage-backed securities	$8	$-	$-	$-	$-	$ 8	$-

Total investment securities available-for- sale	$8	$-	$-	$-	$-	$ 8	$-

Trading account securities:
Collateralized mortgage obligations	$3	$-	$-	$-	$-	$ 3	$-
Residential mortgage- backed securities - federal agencies	27	(1)	1	(5)	-	22	-
Other	3	-	2	(1)	-	4	-

Total trading account securities	$33	$(1)	$3	$(6)	$-	$ 29	$ - [a]

Mortgage servicing rights	$163	$(11)	$5	$-	$-	$ 157	$(6)[b]

Total	$204	$(12)	$8	$(6)	$-	$ 194	$(6)

[a] Gains (losses) are included in “Trading account profit” in the Statement of Operations. [b] Gains (losses) are included in “Other services fees” in the Statement of Operations.

Nine months ended September 30, 2011

(In millions)	Balance at December 31, 2010	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Balance at September 30, 2011	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at September 30, 2011

Assets

Investment securities available-for-sale:
Mortgage-backed securities	$8	$-	$-	$-	$-	$ 8	$-

Total investment securities available-for- sale	$8	$-	$-	$-	$-	$ 8	$-

Trading account securities:
Collateralized mortgage obligations	$3	$-	$-	$-	$-	$ 3	$-
Residential mortgage- backed securities - federal agencies	20	-	11	(8)	(1)	22	-
Other	3	-	3	(2)	-	4	1

Total trading account securities	$26	$-	$14	$(10)	$(1)	$ 29	$1 [a]

Mortgage servicing rights	$167	$(27)	$17	$-	$-	$ 157	$(14)[b]

Total	$201	$(27)	$31	$(10)	$(1)	$ 194	$(13)

[a] Gains (losses) are included in “Trading account profit” in the Statement of Operations. [b] Gains (losses) are included in “Other services fees” in the Statement of Operations.

Quarter ended September 30, 2010

(In millions)	Balance at June 30, 2010	Gains (losses) included in earnings/ OCI	Issuances	Purchases	Sales	Settlements	Transfers in (out) of Level 3	Balance at September 30, 2010	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at September 30, 2010

Assets

Investment securities available-for-sale:
Mortgage-backed securities	$32	$-	$-	$1	$-	$-	$(25)	$8		$-

Total investment securities available-for- sale	$32	$-	$-	$1	$-	$-	$(25)	$8		$-

Trading account securities:
Collateralized mortgage obligations	$3	$-	$-	$-	$-	$-	$-	$3		$-
Residential mortgage- backed securities - federal agencies	114	1	-	8	(8)	(3)	(88)	24		-
Other	3	-	-	-	-	-	-	3		-

Total trading account securities	$120	$1	$-	$8	$(8)	$(3)	$(88)	$30	$	- [a]

Mortgage servicing rights	$172	$(10)	$-	$4	$-	$-	$-	$166		$(6)[b]

Total	$324	$(9)	$-	$13	$(8)	$(3)	$(113)	$204		$(6)

[a] Gains (losses) are included in “Trading account profit” in the Statement of Operations. [b] Gains (losses) are included in “Other services fees” in the Statement of Operations.

Nine months ended September 30, 2010

(In millions)	Balance at December 31, 2009	Gains (losses) included in earnings/ OCI	Issuances	Purchases	Sales	Settlements	Transfers in (out) of Level 3	Balance at September 30, 2010	Changes in unrealized gains (losses) included in earnings/OCI related to assets still held at September 30, 2010

Assets

Investment securities available-for-sale:
Mortgage-backed securities	$34	$1	$3	$-	$-	$(3)	$(27)	$8		$-

Total investment securities available-for- sale	$34	$1	$3	$-	$-	$(3)	$(27)	$8		$-

Trading account securities:
Collateralized mortgage obligations	$3	$-	$-	$-	$-	$-	$-	$3		$-
Residential mortgage- backed securities - federal agencies	224	4	-	22	(45)	(11)	(170)	24		-
Other	3	-	-	1	(1)	-	-	3		-

Total trading account securities	$230	$4	$-	$23	$(46)	$(11)	$(170)	$30	$	- [a]

Mortgage servicing rights	$170	$(20)	$-	$16	$-	$-	$-	$166		$(12)[b]

Total	$434	$(15)	$3	$39	$(46)	$(14)	$(197)	$204		$(12)

[a] Gains (losses) are included in “Trading account profit” in the Statement of Operations. [b] Gains (losses) are included in “Other services fees” in the Statement of Operations.

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and nine months ended September 30, 2011. There were $113 million and $197 million, respectively, in transfers out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and nine months ended September 30, 2010. These transfers resulted from exempt FNMA mortgage-backed securities, which were transferred out of Level 3 and into

Level 2, as a result of a change in valuation methodology from an internally-developed matrix pricing to pricing them based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and/or out of Level 1 during the quarters and nine months ended September 30, 2011 and 2010.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2011 and 2010 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2011		Nine months ended September 30, 2011

(In millions)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date

Other service fees	$(11)	$(6)	$(27)	$(14)

Trading account profit	(1)	-	-	1

Total	$(12)	$(6)	$(27)	$(13)

	Quarter ended September 30, 2010		Nine months ended September 30, 2010

		Changes in unrealized to		Changes in unrealized to
	Total gains	gains (losses) relating	Total gains	gains (losses) relating
	(losses) included	assets still held at	(losses) included	assets still held at
(In millions)	in earnings	reporting date	in earnings	reporting date

OCI	$-	$-	$1	$-

Other service fees	(10)	(6)	(20)	(12)

Trading account profit	1	-	4	-

Total	$(9)	$(6)	$(15)	$(12)

Additionally, in accordance with generally accepted accounting principles, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Section 310-10-35 “Accounting by Creditors for Impairment of a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the nine months ended September 30, 2011 and 2010, and which were still included in the consolidated statement of condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

Carrying value at September 30, 2011

(In millions)	Level 1	Level 2	Level 3	Total	Write- downs

Loans[1]	-	-	$110	$110	$(17)

Loans held-for-sale [2]	-	-	84	84	(29)

Other real estate owned [3]	-	-	24	24	(12)

Total	-	-	$218	$218	$(58)

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

[3] Represents the fair value of foreclosed real estate owned that were measured at fair value.

Carrying value at September 30, 2010

(In millions)	Level 1	Level 2	Level 3	Total	Write- downs

Loans[1]	-	-	$649	$649	$(263)

Loans held-for-sale[2]	-	-	2	2	(11)

Other real estate owned[3]	-	-	55	55	(25)

Total	-	-	$706	$706	$(299)

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

•

Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value derived from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from local brokers dealers. These particular MBS are classified as Level 3.

•

Collateralized mortgage obligations: Agency and private-label collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value derived from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These CMOs are classified as Level 2. Other CMOs, due to their limited liquidity, are classified as Level 3 due to the insufficiency of inputs such as broker quotes, executed trades, credit information and cash flows.

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

Note 22 – Fair Value of Financial Instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at September 30, 2011 and December 31, 2010, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation. The methods and assumptions used to estimate the fair values of significant financial instruments are described in the paragraphs below.

Short-term financial assets and liabilities have relatively short maturities, or no defined maturities, and little or no credit risk. The carrying amounts of other liabilities reported in the consolidated statements of condition approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Included in this category are: cash and due from banks, federal funds sold and securities purchased under agreements to resell, time deposits with other banks, assets sold under agreements to repurchase and short-term borrowings. The FDIC equity appreciation instrument, which expired in May 2011, is included in other liabilities and is accounted for at fair value. Resell and repurchase agreements with long-term maturities are valued using discounted cash flows based on market rates currently available for agreements with similar terms and remaining maturities.

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

Long-term borrowings were valued using discounted cash flows, based on market rates currently available for debt with similar terms and remaining maturities and in certain instances using quoted market rates for similar instruments at September 30, 2011 and December 31, 2010.

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

The following table presents the carrying or notional amounts, as applicable, and estimated fair values for financial instruments.

	September 30, 2011		December 31, 2010

(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and money market investments	$1,836,280	$1,836,280	$1,431,668	$1,431,668

Trading account securities	272,939	272,939	546,713	546,713

Investment securities available-for-sale	5,226,529	5,226,529	5,236,852	5,236,852

Investment securities held-to-maturity	128,546	135,011	122,354	120,873

Other investment securities	173,569	175,102	163,513	165,233

Loans held-for-sale	368,777	439,766	893,938	902,371

Loans not covered under loss sharing agreement with the FDIC	19,981,386	16,594,046	19,934,810	17,137,805

Loans covered under loss sharing agreements with the FDIC	4,432,002	4,210,225	4,836,882	4,744,680

FDIC loss share asset	1,798,339	1,678,054	2,318,183	2,383,122

Financial Liabilities:

Deposits	$27,953,340	$28,080,282	$26,762,200	$26,873,408

Federal funds purchased and assets sold under agreements to repurchase	2,601,606	2,745,467	2,412,550	2,503,320

Other short-term borrowings	166,200	166,200	364,222	364,222

Notes payable	2,550,745	2,469,902	4,170,183	4,067,818

Equity appreciation instrument	-	-	9,945	9,945

(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value

Commitments to extend credit	$6,511,122	$1,813	$5,879,051	$983

Letters of credit	149,821	2,544	152,596	3,318

Note 23 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter ended September 30,		Nine months ended September 30,

(In thousands, except per share information)	2011	2010	2011	2010

Net income	$27,533	$494,086	$148,350	$364,542
Preferred stock dividends	(931)	-	(2,792)	-
Deemed dividend on preferred stock[1]	-	-	-	(191,667)

Net income applicable to common stock	$26,602	$494,086	$145,558	$172,875

Average common shares outstanding	1,021,660,038	1,021,374,014	1,021,474,504	839,196,564
Average potential dilutive common shares	-	-	1,042,695	312,961

Average common shares outstanding - assuming dilution	1,021,660,038	1,021,374,014	1,022,517,199	839,509,525

Basic and dilutive EPS	$0.03	$0.48	$0.14	$0.21

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

For the quarter ended and nine months ended September 30, 2011, there were 2,078,125 and 2,100,766 weighted average antidilutive stock options outstanding, respectively (September 30, 2010 – 2,530,137 and 2,537,563). There were 283,643 shares of restricted stock which had an antidilutive effect for the quarter ended September 30, 2011. Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 20,932,836 shares of common stock, which had an antidilutive effect at September 30, 2011.

Note 24 – Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarter ended September 30,		Nine months ended September 30,

(In thousands)	2011	2010	2011	2010

Debit card fees	$ 13,075	$ 27,711	$ 39,795	$ 83,480

Insurance fees	13,785	11,855	37,919	34,929

Credit card fees and discounts	13,738	24,382	36,106	73,692

Sale and administration of investment products	9,915	11,379	24,702	28,791

Mortgage servicing fees, net of fair value adjustments	2,120	1,306	10,649	15,487

Trust fees	4,006	3,534	11,611	10,168

Processing fees	1,684	15,258	5,121	43,390

Other fees	4,341	5,397	13,720	15,930

Total other services fees	$ 62,664	$ 100,822	$ 179,623	$ 305,867

Note 25 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. At September 30, 2011, the accrual of benefits under the plans was frozen to all participants.

On October 19, 2011, the Corporation announced a voluntary retirement program for certain employees who have accumulated benefits on the Corporation’s pension plan and who, as of January 31, 2012, are either (i) at least 50 years old and the combination of age and years of service meets a total of at least 75, or (ii) are at least 55 years old with a minimum of 10 years of service. The number of employees eligible for retirement under the program approximates 900, but acceptances will be limited to a maximum of 50% of such total. Eligible employees must apply for the retirement program by December 12, 2011. Employees whose retirement is approved will receive the equivalent of one year of their basic salary that could be received as a lump sum or through an annuity that in essence will increase the monthly pension. Payments will be made through the pension fund. Given the early stage of the announcement, the Corporation cannot provide an estimate of the number of employees that will apply for retirement and the related cost.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2011	2010	2011	2010

Interest cost	$7,785	$7,804	$396	$384

Expected return on plan assets	(10,841)	(7,655)	(451)	(403)

Amortization of net loss	2,829	2,166	147	99

Total net periodic pension (benefit) cost	$(227)	$2,315	$92	$80

	Pension Plans Nine months ended September 30,		Benefit Restoration Plans Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Interest cost	$23,354	$23,710	$1,186	$1,153

Expected return on plan assets	(32,521)	(23,208)	(1,352)	(1,210)

Amortization of net loss	8,486	6,579	443	297

Settlement loss	-	3,380	-	-

Total net periodic pension (benefit) cost	$(681)	$10,461	$277	$240

The Corporation made contributions to the pension and benefit restoration plans for the quarter and nine months ended September 30, 2011 amounting to $6.7 million and $131.3 million, respectively. The total contributions expected to be paid during the year 2011 for the pension and benefit restoration plans amount to approximately $131.3 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$504	$432	$1,512	$1,296

Interest cost	2,136	1,609	6,407	4,826

Amortization of prior service cost	(240)	(262)	(720)	(785)

Amortization of net loss (gain)	267	(294)	801	(882)

Termination benefit cost	-	671	-	671

Total net periodic postretirement benefit cost	$2,667	$2,156	$8,000	$5,126

Contributions made to the postretirement benefit plan for the quarter and nine months ended September 30, 2011, amounted to approximately $1.6 million and $5.3 million, respectively. The total contributions expected to be paid during the year 2011 for the postretirement benefit plan amount to approximately $6.9 million.

Note 26- Stock-based compensation

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

(Not in thousands)

Exercise Price Range per Share	Options Outstanding	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Remaining Life of Options Outstanding in Years	Options Exercisable (fully vested)	Weighted-Average Exercise Price of Options Exercisable

$ 14.39 - $ 18.50	994,376	$ 15.84	1.00	994,376	$ 15.84

$ 19.25 - $ 27.20	1,083,749	$ 25.27	2.76	1,083,749	$ 25.27

$ 14.39 - $ 27.20	2,078,125	$ 20.76	1.92	2,078,125	$ 20.76

There was no intrinsic value of options outstanding at September 30, 2011 and 2010. There was no intrinsic value of options exercisable at September 30, 2011 and 2010.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price

Outstanding at December 31, 2009	2,552,663	$20.64

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	(277,497)	20.43

Outstanding at December 31, 2010	2,275,166	$20.67

Granted	-	-

Exercised	-	-

Forfeited	-	-

Expired	(197,041)	19.76

Outstanding at September 30, 2011	2,078,125	$20.76

The stock options exercisable at September 30, 2011 totaled 2,078,125 (September 30, 2010 – 2,530,137). There were no stock options exercised during the quarters and nine months ended September 30, 2011 and 2010. Thus, there was no intrinsic value of options exercised during the quarters and nine months ended September 30, 2011 and 2010.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2010 and 2011.

There was no stock option expense recognized for the quarters and nine months ended September 30, 2011 and 2010.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The restricted shares granted consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	138,512	$23.62

Granted	1,525,416	2.70

Vested	(340,879)	7.87

Forfeited	(191,313)	3.24

Non-vested at December 31, 2010	1,131,736	$3.61

Granted	1,559,463	3.24

Vested	(51,211)	8.92

Forfeited	(173,326)	4.40

Non-vested at September 30, 2011	2,466,662	$3.21

During the quarter ended September 30, 2011, there were no shares of restricted stock awarded to management under the Incentive Plan. For the nine -month period ended September 30, 2011, 1,559,463 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,110,454 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended September 30, 2010, there were no shares of restricted stock awarded to management under the Incentive Plan. For the nine -month period ended September 30, 2010, 1,525,416 shares of restricted stock were awarded to management under the Incentive Plan, from which 1,253,551 shares were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the nine months ended September 30, 2011, no performance shares were granted under this plan (September 30, 2010 – 41,710).

During the quarter ended September 30, 2011, the Corporation recognized $ 0.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 49 thousand (September 30, 2010 - $ 0.6 million, with a tax benefit of $ 0.2 million). For the nine -month period ended September 30, 2011, the Corporation recognized $ 1.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (September 30, 2010 - $ 0.7 million, with a tax benefit of $ 0.3 million). During the quarter ended September 30, 2011, there was no vesting of restricted stock. For the nine -month period ended September 30, 2011, the fair market value of the restricted stock vested was $0.5 million at grant date and $0.1 million at vesting date. This triggers a shortfall of $0.4 million that was recorded as an additional income tax expense at the applicable income tax rate. No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. There was no performance share expense recognized for the quarter ended September 30, 2011 (September 30, 2010 - $0.3 million, with a tax benefit of $ 0.1 million). There was no performance share expense recognized for the nine months ended September 30, 2011 (September 30, 2010 - $0.5 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2011 was $5.2 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	-	-

Granted	305,898	$ 2.95

Vested	(305,898)	2.95

Forfeited	-	-

Non-vested at December 31, 2010	-	-

Granted	246,623	$ 2.87

Vested	(246,623)	2.87

Forfeited	-	-

Non-vested at September 30, 2011	-	-

During the quarter ended September 30, 2011, the Corporation granted 27,916 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (September 30, 2010 – 30,434). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $35 thousand (September 30, 2010 - $0.1 million, with a tax benefit of $48 thousand). For the nine -month period ended September 30, 2011, the Corporation granted 246,623 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (September 30, 2010 – 272,828). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (September 30, 2010 - $0.4 million, with a tax benefit of $0.2 million). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2011 for directors was $0.7 million.

Note 27 – Income taxes

The reasons for the difference between the income tax expense applicable to income before taxes and the amount computed by applying the statutory tax rate in Puerto Rico are included in the following tables.

	Quarters ended
	September 30, 2011		September 30, 2010

(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income

Computed income tax at statutory rates	$9,921	30%	$244,110	41%

Net benefit of net tax exempt interest income	(7,779)	(23)	6,317	1

Effect of income subject to preferential tax rate	(79)	-	(149,325)	(25)

Deferred tax asset valuation allowance	1,473	4	9,746	2

Non-deductible expenses	5,475	17	7,076	1

Difference in tax rates due to multiple jurisdictions	(1,542)	(5)	97	-

State taxes and others	(1,932)	(6)	(15,990)	(3)

Income tax expense	$5,537	17%	$102,031	17%

	Nine months ended

	September 30, 2011		September 30, 2010

(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income

Computed income tax at statutory rates	$ 78,904	30%	$ 198,417	41%

Net benefit of net tax exempt interest income	(25,392)	(10)	(5,828)	(1)

Effect of income subject to preferential tax rate	(411)	-	(150,431)	(31)

Deferred tax asset valuation allowance	113	-	71,582	15

Non-deductible expenses	16,201	6	20,958	4

Difference in tax rates due to multiple jurisdictions	(5,884)	(2)	6,371	1

Initial adjustment in deferred tax due to change in tax rate	103,287	39	-	-

Recognition of tax benefits from previous years [1]	(53,615)	(20)	-	-

State taxes and others	1,461	1	(21,075)	(4)

Income tax expense	$ 114,664	44%	$ 119,994	25%

[1] Due to ruling and closing agreement

The decrease in income tax expense during the quarter ended September 30, 2011 compared to the same quarter of 2010 was primarily due to a decrease in income before tax on the Puerto Rico operations mostly due to the gain on the sale of the 51% interest in EVERTEC during the third quarter of 2010.

On June 30, 2011, the Puerto Rico Department of the Treasury (“P.R. Treasury”) and the Corporation signed a closing agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for the years 2009 and 2010 will be deferred from 2013 through 2016. As a result of the agreement, the Corporation made a payment of $89.4 million to the P.R. Treasury and recorded a tax benefit on its financial statements of $143 million, or $53.6 million net of the payment made to the P.R. Treasury, resulting from the recovery of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position for tax purposes in such years. The effective tax rate for the Corporation’s Puerto Rico banking operations for 2011 is estimated at 19%.

On January 31, 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico (the “2011 Tax Code”) which resulted in a reduction in the Corporation’s net deferred tax asset with a corresponding charge to income tax expense of $ 103.3 million due to a reduction in the marginal corporate income tax rate. Under the provisions of the 2011 Tax Code, the maximum marginal corporate income tax rate is 30% for years commenced after December 31, 2010. Prior to the 2011 Tax Code, the maximum marginal corporate income tax rate in Puerto Rico was 39%, which had increased to 40.95% due to a temporary 5% surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011. The 2011 Tax Code, however, eliminated the special 5% surtax on corporations for tax year 2011.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2011	December 31, 2010

Deferred tax assets:

Tax credits available for carryforward	$3,330	$5,833

Net operating loss and other carryforward available	1,123,664	1,222,717

Postretirement and pension benefits	96,456	131,508

Deferred loan origination fees	6,922	8,322

Allowance for loan losses	535,608	393,289

Deferred gains	12,069	13,056

Accelerated depreciation	5,156	7,108

Intercompany deferred gains	4,360	5,480

Other temporary differences	23,986	26,063

Total gross deferred tax assets	$1,811,551	$1,813,376

Deferred tax liabilities:

Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	31,039	31,846

Difference in outside basis between financial and tax reporting on sale of a business	11,912	11,120

FDIC-assisted transaction	106,331	64,049

Unrealized net gain on trading and available-for-sale securities	73,897	52,186

Deferred loan origination costs	4,326	6,911

Other temporary differences	5,147	1,392

Total gross deferred tax liabilities	232,652	167,504

Valuation allowance	1,252,197	1,268,589

Net deferred tax asset	$326,702	$377,283

The net deferred tax asset shown in the table above at September 30, 2011 is reflected in the consolidated statements of condition as $342 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2010 - $388 million) and $15 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2010 - $11 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2011. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At September 30, 2011, the Corporation recorded a valuation allowance of approximately $ 1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2010 - $ 1.3 billion).

At September 30, 2011, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $350 million. The Corporation assessed the realization of the Puerto Rico portion of the net deferred tax asset based on the weighting of all available evidence. Based on book income adjusted by any permanent difference, the Corporation’s Puerto Rico Banking operation is in a cumulative loss position for the three-year period ended September 30, 2011. This situation is mainly due to the performance of the construction loan portfolio, including the charges related to the sale of the portfolio. The Corporation’s banking operations in Puerto Rico has been historically profitable, and it is management’s view, based on that history, that the event causing this loss is not a continuing condition of the operations. In addition, as a result of the Ruling described above, the realization of the Puerto Rico net deferred tax asset has further improved. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss.

In May 2011, the Corporation received a ruling (the “Ruling”) from the P.R. Treasury establishing the treatment of the loan charge-offs for tax purposes. In summary, the government ruled that the criteria to have a loan loss for taxes are more rigorous than the criteria to have a loan loss for accounting and financial reporting purposes. Based on Puerto Rico law and regulations, the P.R. Treasury ruled that if the Corporation decides to take a loan loss deduction in the tax return for the loan charge-off taken for accounting reporting purposes during the same year, a conclusive presumption is made as to the non-collectability of the loan. On the other hand, if the tax deduction is not taken in the same accounting period, eventually it will have to prove the non-collectability of the loan based on stated criteria. On June 30, 2011, the Corporation entered into a closing agreement with the P.R. Treasury, in which both parties agreed that pursuant to the Ruling, the Corporation’s Puerto Rico Banking operation would not take any tax deduction for bad debts related to the construction and commercial loans portfolio on the tax returns for 2009 and 2010. It was also agreed that such deferred deductions will be taken evenly over taxable years 2013 through 2016, even if the loans are sold in the future. As a result of the agreement, the Corporation adjusted its Puerto Rico banking operation taxable income previously reported to the P.R. Treasury on the 2009 return. On the other hand, the Corporation reduced its deferred tax asset related to the carryover of net operating losses previously recorded in the year 2010 and for the six months ended June 30, 2011, and increased the deferred tax asset related to the allowance for loan losses as a result of the deferral of the construction and commercial loans charge offs. Based on the facts explained above, the Corporation has concluded that it is more likely than not that the net deferred tax asset of its Puerto Rico operations will be realized. Management reassesses the realization of the deferred tax assets each reporting period.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2011	2010

Balance at January 1	$26.3	$41.8

Additions for tax positions - January through March	2.2	0.4

Reduction as a result of settlements - January through March	(4.4)	(14.3)

Balance at March 31	$24.1	$27.9

Additions for tax positions - April through June	0.8	0.2

Additions for tax positions taken in prior years - April through June	2.1	-

Reduction for tax positions - April through June	-	(1.6)

Balance at June 30	$27.0	$26.5

Additions for tax positions - July through September	0.3	3.7

Additions for tax positions taken in prior years - July through September	-	3.5

Reduction as a result of lapse of statute of limitations - July through September	(6.0)	(3.7)

Reduction for tax positions - July through September	(0.0)	(1.2)

Balance at September 30	$21.3	$28.8

At September 30, 2011, the related accrued interest approximated $5.1 million (December 31, 2010 - $6.1 million; September 30, 2010 - $7.1 million). Management determined that at September 30, 2011, December 31, 2010 and September 30, 2010 there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $25.6 million at September 30, 2011 (December 31, 2010 - $31.6 million, September 30, 2010 - $32.1 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2011, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2007 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $8.5 million.

Note 28 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2011 and September 30, 2010 are listed in the following table:

(In thousands)

	September 30, 2011	September 30, 2010

Non-cash activities:

Loans transferred to other real estate	$ 139,807	$ 147,577

Loans transferred to other property	20,690	28,785

Total loans transferred to foreclosed assets	160,497	176,362

Transfers from loans held-in-portfolio to loans held-for-sale	53,618	24,458

Transfers from loans held-for-sale to loans held-in-portfolio	27,234	9,679

Loans securitized into investment securities[1]	829,927	633,821

Securities sold but not yet delivered	855,567	41,702

Recognition of mortgage servicing rights on securitizations or asset transfers	15,651	11,909

Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	102,353	-

Conversion of preferred stock to common stock:

Preferred stock converted	-	(1,150,000)

Common stock issued	-	1,341,667

[1] Includes loans securitized into trading securities and subsequently sold before quarter end.

For the nine months ended September 30, 2010 the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Westernbank FDIC-assisted transaction. The cash received in the transaction, which amounted to $261 million, is presented in the investing activities section of the Consolidated Statement of Cash Flows as “Cash acquired related to business acquisitions”.

Note 29 – Segment Reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America.

On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to such date, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses have been reclassified under the Corporate group for all periods presented. Additionally, the Corporation retained Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”) (formerly EVERTEC DE VENEZUELA, C.A). and its equity investments in CONTADO and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010. As indicated in Note 3 to the consolidated financial statements, the Corporation sold its equity investments in CONTADO and Serfinsa during 2011. In 2011, the Corporation recorded $ 6.1 million in operating expenses because of the write-off of its investment in TRANRED as the Corporation determined to wind-down these operations. The results for TRANRED and the equity investments are included in the Corporate group for all periods presented. Revenue from the 49% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2011, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2011

For the quarter ended September 30, 2011

(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations

Net interest income	$ 321,586	$ 73,487	$ -

Provision for loan losses	156,630	19,646	-

Non-interest income	117,626	17,711	-

Amortization of intangibles	1,783	680	-

Depreciation expense	9,133	1,901	-

Loss on early extinguishment of debt	109	-	-

Other operating expenses	210,230	59,484	-

Income tax expense	7,149	937	-

Net income	$ 54,178	$ 8,550	$ -

Segment assets	$ 29,105,206	$ 8,720,341	$ (17,582)

For the quarter ended September 30, 2011

(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$395,073	$(25,992)	$230	$ 369,311

Provision for loan losses	176,276	-	-	176,276

Non-interest income	135,337	3,465	(16,412)	122,390

Amortization of intangibles	2,463	-	-	2,463

Depreciation expense	11,034	380	-	11,414

Loss on early extinguishment of debt	109	-	-	109

Other operating expenses	269,714	15,801	(17,146)	268,369

Income tax expense (benefit)	8,086	(2,873)	324	5,537

Net income (loss)	$62,728	$(35,835)	$640	$ 27,533

Segment assets	$37,807,965	$5,334,290	$(4,963,652)	$ 38,178,603

For the nine months ended September 30, 2011

	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations

Net interest income	$942,198	$222,902	$-

Provision for loan losses	343,210	52,702	-

Non-interest income	352,497	54,255	-

Amortization of intangibles	4,933	2,040	-

Depreciation expense	27,866	5,745	-

Loss on early extinguishment of debt	637	-	-

Other operating expenses	604,626	180,419	-

Income tax expense	115,817	2,809	-

Net income	$197,606	$33,442	$-

For the nine months ended September 30, 2011

(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$1,165,100	$(78,640)	$752	$ 1,087,212

Provision for loan losses	395,912	-	-	395,912

Non-interest income	406,752	55,488	(51,322)	410,918

Amortization of intangibles	6,973	-	-	6,973

Depreciation expense	33,611	1,253	-	34,864

Loss on early extinguishment of debt	637	8,000	-	8,637

Other operating expenses	785,045	55,922	(52,237)	788,730

Income tax expense (benefit)	118,626	(4,587)	625	114,664

Net income (loss)	$231,048	$(83,740)	$1,042	$ 148,350

2010

For the quarter ended September 30, 2010

(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations

Net interest income	$306,440	$77,465	$-

Provision for loan losses	182,153	32,860	-

Non-interest income	122,307	13,161	-

Amortization of intangibles	1,561	681	-

Depreciation expense	10,664	2,160	-

Loss on early extinguishment of debt	(27)	9,725	-

Other operating expenses	209,618	58,024	-

Income tax expense	12,640	1,798	-

Net income (loss)	$12,138	$(14,622)	$-

Segment assets	$31,033,715	$9,328,402	$(34,485)

For the quarter ended September 30, 2010

(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$383,905	$(27,289)	$ 162	$356,778

Provision for loan losses	215,013	-	-	215,013

Non-interest income	135,468	730,583	(40,157)	825,894

Amortization of intangibles	2,242	169	-	2,411

Depreciation expense	12,824	3,501	-	16,325

Loss on early extinguishment of debt	9,698	15,750	-	25,448

Other operating expenses	267,642	100,039	(40,324)	327,357

Income tax expense	14,438	87,382	212	102,032

Net (loss) gain	$(2,484)	$496,453	$ 117	$494,086

Segment assets	$40,327,632	$5,580,042	$ (5,182,390)	$40,725,284

For the nine months ended September 30, 2010

(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations

Net interest income	$ 793,402	$ 231,642	$ -

Provision for loan losses	412,792	244,679	-

Non-interest income	340,259	45,646	-

Amortization of intangibles	3,870	2,501	-

Depreciation expense	29,097	7,041	-

Loss on early extinguishment of debt	951	9,725	-

Other operating expenses	584,277	186,575	-

Income tax expense	33,197	3,382	-

Net income (loss)	$69,477	$ (176,615)	$ -

For the nine months ended September 30, 2010

(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.

Net interest income (loss)	$1,025,044	$(85,241)	$487	$940,290

Provision for loan losses	657,471	-	-	657,471

Non-interest income	385,905	905,146	(108,464)	1,182,587

Amortization of intangibles	6,371	544	-	6,915

Depreciation expense	36,138	10,946	-	47,084

Loss on early extinguishment of debt	10,676	15,750	-	26,426

Other operating expenses	770,852	237,082	(107,489)	900,445

Income tax expense	36,579	82,983	432	119,994

Net (loss) gain	$(107,138)	$472,600	$(920)	$364,542

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2011

For the quarter ended September 30, 2011

Banco Popular de Puerto Rico

(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico

Net interest income	$128,265	$190,093	$3,216	$12	$321,586

Provision for loan losses	109,364	47,266	-	-	156,630

Non-interest income	40,653	48,201	28,818	(46)	117,626

Amortization of intangibles	26	1,599	158	-	1,783

Depreciation expense	4,173	4,716	244	-	9,133

Loss on early extinguishment of debt	109	-	-	-	109

Other operating expenses	62,135	131,434	16,704	(43)	210,230

Income tax (benefit) expense	(5,652)	8,644	4,153	4	7,149

Net (loss) income	$(1,237)	$44,635	$10,775	$5	$54,178

Segment assets	$13,931,016	$20,664,230	$842,225	$(6,332,265)	$29,105,206

For the nine months ended September 30, 2011

Banco Popular de Puerto Rico

(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico

Net interest income	$386,684	$547,257	$8,164	$93	$942,198

Provision for loan losses	241,550	101,660	-	-	343,210

Non-interest income	127,992	149,609	74,883	13	352,497

Amortization of intangibles	78	4,389	466	-	4,933

Depreciation expense	12,717	14,430	719	-	27,866

Loss on early extinguishment of debt	637	-	-	-	637

Other operating expenses	177,400	380,017	47,350	(141)	604,626

Income tax expense	52,338	54,007	9,375	97	115,817

Net income	$29,956	$142,363	$25,137	$150	$197,606

2010

For the quarter ended September 30, 2010

Banco Popular de Puerto Rico

(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico

Net interest income	$135,508	$168,643	$2,240	$49	$306,440

Provision for loan losses	155,561	26,592	-	-	182,153

Non-interest income	28,961	67,251	26,321	(226)	122,307

Amortization of intangibles	178	1,244	139	-	1,561

Depreciation expense	4,482	5,885	297	-	10,664

Gain on early extinguishment of debt	(27)	-	-	-	(27)

Other operating expenses	71,577	120,594	17,543	(96)	209,618

Income tax (benefit) expense	(25,687)	34,204	4,165	(42)	12,640

Net (loss) income	$(41,615)	$47,375	$6,417	$(39)	$12,138

Segment assets	$16,165,829	$22,085,061	$974,305	$(8,191,480)	$31,033,715

For the nine months ended September 30, 2010

Banco Popular de Puerto Rico

(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico

Net interest income	$312,020	$474,071	$7,130	$181	$793,402

Provision for loan losses	306,278	106,514	-	-	412,792

Non-interest income	94,991	170,589	74,796	(117)	340,259

Amortization of intangibles	378	3,072	420	-	3,870

Depreciation expense	12,525	15,668	904	-	29,097

Loss on early extinguishment of debt	951	-	-	-	951

Other operating expenses	189,494	346,643	48,377	(237)	584,277

Income tax (benefit) expense	(43,208)	64,236	12,055	114	33,197

Net (loss) income	$(59,407)	$108,527	$20,170	$187	$69,477

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2011

For the quarter ended September 30, 2011

Banco Popular North America

(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America

Net interest income	$72,806	$681	$-	$73,487

Provision for loan losses	15,668	3,978	-	19,646

Non-interest income	17,481	230	-	17,711

Amortization of intangibles	680	-	-	680

Depreciation expense	1,901	-	-	1,901

Other operating expenses	58,139	1,345	-	59,484

Income tax expense	937	-	-	937

Net income ( loss)	$12,962	$(4,412)	$-	$8,550

Segment assets	$9,418,284	$447,788	$(1,145,731)	$8,720,341

For the nine months ended September 30, 2011

Banco Popular North America

(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America

Net interest income	$221,307	$1,595	$-	$222,902

Provision for loan losses	34,579	18,123	-	52,702

Non-interest income	53,209	1,046	-	54,255

Amortization of intangibles	2,040	-	-	2,040

Depreciation expense	5,745	-	-	5,745

Other operating expenses	172,179	8,240	-	180,419

Income tax expense	2,809	-	-	2,809

Net income ( loss)	$57,164	$(23,722)	$-	$33,442

2010

For the quarter ended September 30, 2010

Banco Popular North America

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$76,166	$1,299	$-	$77,465

Provision for loan losses	42,637	(9,777)	-	32,860

Non-interest income (loss)	16,703	(3,542)	-	13,161

Amortization of intangibles	681	-	-	681

Depreciation expense	2,129	31	-	2,160

Loss on early extinguishment of debt	9,725	-	-	9,725

Other operating expenses	56,458	1,566	-	58,024

Income tax (benefit) expense	(931)	2,729	-	1,798

Net (loss) income	$(17,830)	$3,208	$-	$(14,622)

Segment assets	$9,985,407	$486,850	$(1,143,855)	$9,328,402

For the nine months ended September 30, 2010

Banco Popular North America

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$228,206	$3,492	$(56)	$231,642

Provision for loan losses	228,628	16,051	-	244,679

Non-interest income (loss)	55,770	(10,124)	-	45,646

Amortization of intangibles	2,501	-	-	2,501

Depreciation expense	6,483	558	-	7,041

Loss on early extinguishment of debt	9,725	-	-	9,725

Other operating expenses	181,526	5,049	-	186,575

Income tax expense	653	2,729	-	3,382

Net loss	$(145,540)	$(31,019)	$(56)	$(176,615)

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:[1]

Puerto Rico	$383,184	$1,074,063	$1,166,524	$1,779,730

United States	85,269	85,225	261,482	262,197

Other	23,248	23,384	70,124	80,950

Total consolidated revenues	$491,701	$1,182,672	$1,498,130	$2,122,877

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

Selected Balance Sheet Information:
(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Puerto Rico

Total assets	$28,092,296	$28,464,243	$30,119,253

Loans	18,689,758	18,729,654	18,870,575

Deposits	20,635,629	19,149,753	19,886,771

United States

Total assets	$8,852,585	$9,087,737	$9,466,115

Loans	6,020,114	6,978,007	7,586,414

Deposits	6,283,060	6,566,710	6,807,054

Other

Total assets	$1,233,722	$1,170,982	$1,139,916

Loans	845,214	751,194	752,721

Deposits [1]	1,034,651	1,045,737	1,046,219

[1] Represents deposits from BPPR operations located in the US and British Virgin Islands.

Note 30 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2011. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter and nine months ended September 30, 2011, other than the disclosures on the voluntary retirement program disclosed in Note 25 to the consolidated financial statements.

Note 31 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2011, December 31, 2010 and September 30, 2010, and the results of their operations and cash flows for periods ended September 30, 2011 and 2010.

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

A source of income for PIHC consists of dividends from BPPR. Under the existing federal banking regulations, the prior approval of the Federal Reserve System is required for any dividend from BPPR or BPNA to the PIHC if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at September 30, 2011, BPPR could have declared a dividend of approximately $237 million (September 30, 2010 - $100 million; December 31, 2010 - $78 million). However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the prior approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidated Statement of Condition (Unaudited)

	At September 30, 2011

(In thousands)	Popular Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

ASSETS

Cash and due from banks	$1,478	$299	$271	$567,336	$(2,243)	$567,141

Money market investments	5,922	14,692	283	1,263,125	(14,883)	1,269,139

Trading account securities, at fair value	-	-	-	272,939	-	272,939

Investment securities available-for-sale, at fair value	36,400	2,621	-	5,205,308	(17,800)	5,226,529

Investment securities held-to-maturity, at amortized cost	197,364	1,000	-	115,182	(185,000)	128,546

Other investment securities, at lower of cost or realizable value	10,850	1	4,492	158,226	-	173,569

Investment in subsidiaries	4,088,974	1,166,194	1,636,768	-	(6,891,936)	-

Loans held-for-sale, at lower of cost or fair value	-	-	-	368,777	-	368,777

Loans held-in-portfolio:

Loans not covered under loss sharing agreements with the FDIC	264,056	-	-	20,744,111	($232,930)	20,775,237

Loans covered under loss sharing agreements with the FDIC	-	-	-	4,512,423	-	4,512,423

Less - Unearned income	-	-	-	101,351	-	101,351

Allowance for loan losses	8	-	-	772,913	-	772,921

Total loans held-in-portfolio, net	264,048	-	-	24,382,270	(232,930)	24,413,388

FDIC loss share asset	-	-	-	1,798,339	-	1,798,339

Premises and equipment, net	2,723	-	119	533,687	-	536,529

Other real estate not covered under loss sharing agreements with the FDIC	-	-	-	175,785	-	175,785

Other real estate covered under loss sharing agreements with the FDIC	-	-	-	75,339	-	75,339

Accrued income receivable	2,196	22	31	132,160	(146)	134,263

Mortgage servicing assets, at fair value	-	-	-	157,226	-	157,226

Other assets	219,133	74,779	15,045	1,890,872	(31,300)	2,168,529

Goodwill	-	-	-	648,353	-	648,353

Other intangible assets	554	-	-	63,658	-	64,212

Total assets	$4,829,642	$1,259,608	$1,657,009	$37,808,582	$(7,376,238)	$38,178,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits:

Non-interest bearing	$-	$-	$-	$5,557,943	$(30,493)	$5,527,450

Interest bearing	-	-	-	22,440,926	(15,036)	22,425,890

Total deposits	-	-	-	27,998,869	(45,529)	27,953,340

Federal funds purchased and assets sold under agreements to repurchase	-	-	-	2,601,606	-	2,601,606

Other short-term borrowings	-	-	19,000	354,100	(206,900)	166,200

Notes payable	754,202	-	427,270	1,369,273	-	2,550,745

Subordinated notes	-	-	-	185,000	(185,000)	-

Other liabilities	62,839	6,142	45,376	826,495	(46,741)	894,111

Total liabilities	817,041	6,142	491,646	33,335,343	(484,170)	34,166,002

Stockholders’ equity:

Preferred stock	50,160	-	-	-	-	50,160

Common stock	10,249	4,066	2	51,564	(55,632)	10,249

Surplus	4,090,852	4,092,743	4,103,208	5,857,287	(14,044,711)	4,099,379

Accumulated deficit	(193,243)	(2,874,262)	(2,997,586)	(1,518,816)	7,382,137	(201,770)

Treasury stock, at cost	(992)	-	-	-	-	(992)

Accumulated other comprehensive income, net of tax	55,575	30,919	59,739	83,204	(173,862)	55,575

Total stockholders’ equity	4,012,601	1,253,466	1,165,363	4,473,239	(6,892,068)	4,012,601

Total liabilities and stockholders’ equity	$4,829,642	$1,259,608	$1,657,009	$37,808,582	$ (7,376,238)	$38,178,603

Condensed Consolidated Statement of Condition (Unaudited)

	At December 31, 2010

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

ASSETS

Cash and due from banks	$1,638	$618	$1,576	$451,723	$(3,182)	$452,373

Money market investments	1	7,512	261	979,232	(7,711)	979,295

Trading account securities, at fair value	-	-	-	546,713	-	546,713

Investment securities available-for-sale, at fair value	35,263	3,863	-	5,216,013	(18,287)	5,236,852

Investment securities held-to-maturity, at amortized cost	210,872	1,000	-	95,482	(185,000)	122,354

Other investment securities, at lower of cost or realizable value	10,850	1	4,492	148,170	-	163,513

Investment in subsidiaries	3,836,258	1,096,907	1,578,986	-	(6,512,151)	-

Loans held-for-sale, at lower of cost or fair value	-	-	-	893,938	-	893,938

Loans held-in-portfolio:

Loans not covered under loss sharing agreements with the FDIC	476,082	1,285	-	20,798,876	(441,967)	20,834,276

Loans covered under loss sharing agreements with the FDIC	-	-	-	4,836,882	-	4,836,882

Less - Unearned income	-	-	-	106,241	-	106,241

Allowance for loan losses	60	-	-	793,165	-	793,225

Total loans held-in-portfolio, net	476,022	1,285	-	24,736,352	(441,967)	24,771,692

FDIC loss share asset	-	-	-	2,318,183	-	2,318,183

Premises and equipment, net	2,830	-	122	542,501	-	545,453

Other real estate not covered under loss sharing agreements with the FDIC	-	-	-	161,496	-	161,496

Other real estate covered under loss sharing agreements with the FDIC	-	-	-	57,565	-	57,565

Accrued income receivable	1,510	33	111	149,101	(97)	150,658

Mortgage servicing assets, at fair value	-	-	-	166,907	-	166,907

Other assets	246,209	86,116	15,105	1,127,870	(25,413)	1,449,887

Goodwill	-	-	-	647,387	-	647,387

Other intangible assets	554	-	-	58,142	-	58,696

Total assets	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits:

Non-interest bearing	$-	$-	$-	$4,961,417	$(22,096)	$4,939,321

Interest bearing	-	-	-	21,830,669	(7,790)	21,822,879

Total deposits	-	-	-	26,792,086	(29,886)	26,762,200

Federal funds purchased and assets sold under agreements to repurchase	-	-	-	2,412,550	-	2,412,550

Other short-term borrowings	-	-	32,500	743,922	(412,200)	364,222

Notes payable	835,793	-	430,121	2,905,554	(1,285)	4,170,183

Subordinated notes	-	-	-	185,000	(185,000)	-

Other liabilities	185,683	3,921	47,169	1,028,614	(52,111)	1,213,276

Total liabilities	1,021,476	3,921	509,790	34,067,726	(680,482)	34,922,431

Stockholders’ equity:

Preferred stock	50,160	-	-	-	-	50,160

Common stock	10,229	4,066	2	51,633	(55,701)	10,229

Surplus	4,085,478	4,158,157	4,066,208	5,862,091	(14,077,929)	4,094,005

Accumulated deficit	(338,801)	(2,958,347)	(3,000,682)	(1,714,659)	7,665,161	(347,328)

Treasury stock, at cost	(574)	-	-	-	-	(574)

Accumulated other comprehensive (loss) income, net of tax	(5,961)	(10,462)	25,335	29,984	(44,857)	(5,961)

Total stockholders’ equity	3,800,531	1,193,414	1,090,863	4,229,049	(6,513,326)	3,800,531

Total liabilities and stockholders’ equity	$4,822,007	$1,197,335	$1,600,653	$38,296,775	$(7,193,808)	$38,722,962

Condensed Consolidated Statement of Condition (Unaudited)

	At September 30, 2010

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

ASSETS

Cash and due from banks	$1,652	$368	$734	$580,530	$(2,473)	$580,811

Money market investments	164,852	5,907	306	2,023,840	(170,956)	2,023,949

Trading account securities, at fair value	-	-	-	483,192	-	483,192

Investment securities available-for-sale, at fair value	35,000	3,487	-	5,721,445	(18,449)	5,741,483

Investment securities held-to-maturity, at amortized cost	210,812	1,000	-	187,340	(185,000)	214,152

Other investment securities, at lower of cost or realizable value	10,850	1	4,492	142,966	-	158,309

Investment in subsidiaries	3,879,282	1,033,087	1,507,550	-	(6,419,919)	-

Loans held-for-sale, at lower of cost or fair value	-	-	-	115,088	-	115,088

Loans held-in-portfolio:

Loans not covered under loss sharing agreements with the FDIC	590,826	1,516	-	22,211,004	(555,234)	22,248,112

Loans covered under loss sharing agreements with the FDIC	-	-	-	4,953,195	-	4,953,195

Less - Unearned income	-	-	-	106,685	-	106,685

Allowance for loan losses	60	-	-	1,243,934	-	1,243,994

Total loans held-in-portfolio, net	590,766	1,516	-	25,813,580	(555,234)	25,850,628

FDIC loss share asset	-	-	-	2,324,978	-	2,324,978

Premises and equipment, net	3,076	-	122	528,651	-	531,849

Other real estate not covered under loss sharing agreements with the FDIC	-	-	-	168,823	-	168,823

Other real estate covered under loss sharing agreements with the FDIC	-	-	-	56,368	-	56,368

Accrued income receivable	179	8	31	160,016	(67)	160,167

Mortgage servicing assets, at fair value	-	-	-	165,947	-	165,947

Other assets	208,317	81,142	15,533	1,162,461	(24,295)	1,443,158

Goodwill	-	-	-	645,944	-	645,944

Other intangible assets	554	-	-	59,884	-	60,438

Total assets	$5,105,340	$1,126,516	$1,528,768	$40,341,053	$(7,376,393)	$40,725,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits:

Non-interest bearing	$-	$-	$-	$5,397,313	$(25,874)	$5,371,439

Interest bearing	-	-	-	22,374,886	(6,281)	22,368,605

Total deposits	-	-	-	27,772,199	(32,155)	27,740,044

Federal funds purchased and assets sold under agreements to repurchase	-	-	-	2,522,939	(164,800)	2,358,139

Other short-term borrowings	-	-	25,200	691,342	(525,200)	191,342

Notes payable	830,134	-	430,052	3,886,482	(1,516)	5,145,152

Subordinated notes	-	-	-	185,000	(185,000)	-

Other liabilities	155,074	3,183	45,886	1,013,775	(47,442)	1,170,476

Total liabilities	985,208	3,183	501,138	36,071,737	(956,113)	36,605,153

Stockholders’ equity:

Preferred stock	50,160	-	-	-	-	50,160

Common stock	10,229	4,066	2	51,633	(55,701)	10,229

Surplus	4,085,775	3,908,157	3,816,208	5,612,091	(13,327,929)	4,094,302

Accumulated deficit	(111,349)	(2,786,574)	(2,821,556)	(1,515,934)	7,115,536	(119,877)

Treasury stock, at cost	(545)	-	-	-	-	(545)

Accumulated other comprehensive income (loss), net of tax	85,862	(2,316)	32,976	121,526	(152,186)	85,862

Total stockholders’ equity	4,120,132	1,123,333	1,027,630	4,269,316	(6,420,280)	4,120,131

Total liabilities and stockholders’ equity	$5,105,340	$1,126,516	$1,528,768	$40,341,053	$(7,376,393)	$40,725,284

Condensed Statement of Operations (Unaudited)

	Quarter ended September 30, 2011

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

INTEREST INCOME:

Loans	$1,915	$-	$-	$428,473	$(1,389)	$428,999

Money market investments	-	24	1	886	(25)	886

Investment securities	4,031	16	81	50,178	(3,221)	51,085

Trading account securities	-	-	-	10,788	-	10,788

Total interest income	5,946	40	82	490,325	(4,635)	491,758

INTEREST EXPENSE:

Deposits	-	-	-	65,960	(92)	65,868

Short-term borrowings	-	-	138	14,575	(969)	13,744

Long-term debt	22,983	-	8,054	14,714	(2,916)	42,835

Total interest expense	22,983	-	8,192	95,249	(3,977)	122,447

Net interest (expense) income	(17,037)	40	(8,110)	395,076	(658)	369,311

Provision for loan losses	-	-	-	176,276	-	176,276

Net interest (expense) income after provision for loan losses	(17,037)	40	(8,110)	218,800	(658)	193,035

Service charges on deposit accounts	-	-	-	46,346	-	46,346

Other service fees	-	-	-	66,306	(3,642)	62,664

Net (loss) gain on sale and valuation adjustments of investment securities	-	(88)	-	8,222	-	8,134

Trading account profit	-	-	-	2,912	-	2,912

Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	20,294	-	20,294

Adjustments (expense) to indemnity reserves on loans sold	-	-	-	(10,285)	-	(10,285)

FDIC loss share expense	-	-	-	(5,361)	-	(5,361)

Other operating (loss) income	(1,823)	2,911	(306)	9,193	(12,289)	(2,314)

Total non-interest (loss) income	(1,823)	2,823	(306)	137,627	(15,931)	122,390

OPERATING EXPENSES:

Personnel costs	8,280	88	-	103,356	-	111,724

Net occupancy expenses	802	7	1	24,220	855	25,885

Equipment expenses	831	1	-	9,685	-	10,517

Other taxes	803	-	-	11,588	-	12,391

Professional fees	2,658	9	3	63,885	(17,799)	48,756

Communications	75	-	1	6,724	-	6,800

Business promotion	430	-	-	14,220	-	14,650

FDIC deposit insurance	-	-	-	23,285	-	23,285

Loss on early extinguishment of debt	-	-	-	109	-	109

Other real estate owned (OREO) expenses	-	-	-	3,234	-	3,234

Other operating expenses	(12,733)	(2,771)	111	38,542	(608)	22,541

Amortization of intangibles	-	-	-	2,463	-	2,463

Total operating expenses	1,146	(2,666)	116	301,311	(17,552)	282,355

(Loss) income before income tax and equity in earnings (losses) of subsidiaries	(20,006)	5,529	(8,532)	55,116	963	33,070

Income tax (benefit) expense	(642)	1,226	(23)	4,652	324	5,537

(Loss) income before equity in earnings (losses) of subsidiaries	(19,364)	4,303	(8,509)	50,464	639	27,533

Equity in undistributed earnings (losses) of subsidiaries	46,897	(3,825)	5,424	-	(48,496)	-

NET INCOME (LOSS)	$27,533	$478	$(3,085)	$50,464	$(47,857)	$27,533

Condensed Statement of Operations (Unaudited)

	Nine months ended September 30, 2011

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

INTEREST INCOME:

Loans	$6,973	$16	$-	$1,293,139	$(5,294)	$1,294,834

Money market investments	5	71	4	2,809	(130)	2,759

Investment securities	12,192	38	242	154,374	(9,663)	157,183

Trading account securities	-	-	-	29,332	-	29,332

Total interest income	19,170	125	246	1,479,654	(15,087)	1,484,108

INTEREST EXPENSE:

Deposits	-	-	-	213,758	(339)	213,419

Short-term borrowings	50	-	694	44,685	(3,951)	41,478

Long-term debt	71,315	-	23,341	56,111	(8,768)	141,999

Total interest expense	71,365	-	24,035	314,554	(13,058)	396,896

Net interest (expense) income	(52,195)	125	(23,789)	1,165,100	(2,029)	1,087,212

Provision for loan losses	-	-	-	395,912	-	395,912

Net interest (expense) income after provision for loan losses	(52,195)	125	(23,789)	769,188	(2,029)	691,300

Service charges on deposit accounts	-	-	-	138,778	-	138,778

Other service fees	-	-	-	191,339	(11,716)	179,623

Net (loss) gain on sale and valuation adjustments of investment securities	-	(88)	-	8,132	-	8,044

Trading account profit	-	-	-	3,287	-	3,287

Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	14,756	-	14,756

Adjustments (expense) to indemnity reserves on loans sold	-	-	-	(29,587)	-	(29,587)

FDIC loss share income	-	-	-	49,344	-	49,344

Fair value change in equity appreciation instrument	-	-	-	8,323	-	8,323

Other operating income	18,531	28,159	1,082	28,880	(38,302)	38,350

Total non-interest income	18,531	28,071	1,082	413,252	(50,018)	410,918

OPERATING EXPENSES:

Personnel costs	22,142	261	-	306,420	-	328,823

Net occupancy expenses	2,506	24	2	71,275	2,621	76,428

Equipment expenses	2,411	4	-	30,899	-	33,314

Other taxes	1,465	-	-	37,521	-	38,986

Professional fees	9,330	126	9	190,087	(54,629)	144,923

Communications	309	5	10	20,874	-	21,198

Business promotion	1,238	-	-	34,604	-	35,842

FDIC deposit insurance	-	-	-	68,640	-	68,640

Loss on early extinguishment of debt	8,000	-	-	637	-	8,637

Other real estate owned (OREO) expenses	-	-	-	11,885	-	11,885

Other operating expenses	(38,250)	5,797	332	97,381	(1,705)	63,555

Amortization of intangibles	-	-	-	6,973	-	6,973

Total operating expenses	9,151	6,217	353	877,196	(53,713)	839,204

(Loss) income before income tax and equity in earnings of subsidiaries	(42,815)	21,979	(23,060)	305,244	1,666	263,014

Income tax expense (benefit)	2,495	5,688	(287)	106,143	625	114,664

(Loss) income before equity in earnings of subsidiaries	(45,310)	16,291	(22,773)	199,101	1,041	148,350

Equity in undistributed earnings of subsidiaries	193,660	3,894	25,868	-	(223,422)	-

NET INCOME	$148,350	$20,185	$3,095	$199,101	$(222,381)	$148,350

Condensed Statement of Operations (Unaudited)

	Quarter ended September 30, 2010

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

INTEREST AND DIVIDEND INCOME:

Dividend income from subsidiaries	$80,700	$-	$-	$-	$(80,700)	$-

Loans	1,217	-	-	455,477	(1,063)	455,631

Money market investments	2	15	-	1,391	(17)	1,391

Investment securities	5,673	7	81	56,848	(5,332)	57,277

Trading account securities	-	-	-	7,136	-	7,136

Total interest and dividend income	87,592	22	81	520,852	(87,112)	521,435

INTEREST EXPENSE:

Deposits	-	-	-	86,346	(16)	86,330

Short-term borrowings	8	-	185	15,816	(1,064)	14,945

Long-term debt	26,485	-	7,635	34,756	(5,494)	63,382

Total interest expense	26,493	-	7,820	136,918	(6,574)	164,657

Net interest income (expense)	61,099	22	(7,739)	383,934	(80,538)	356,778

Provision for loan losses	-	-	-	215,013	-	215,013

Net interest income (expense) after provision for loan losses	61,099	22	(7,739)	168,921	(80,538)	141,765

Service charges on deposit accounts	-	-	-	48,608	-	48,608

Other service fees	-	-	-	100,029	793	100,822

Net gain on sale and valuation adjustments of investment securities	-	-	-	3,732	-	3,732

Trading account profit	-	-	-	5,860	-	5,860

Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	4,250	-	4,250

Adjustments (expense) to indemnity reserves on loans sold	-	-	-	(5,823)	-	(5,823)

FDIC loss share expense	-	-	-	(7,668)	-	(7,668)

Fair value change in equity appreciation instrument	-	-	-	10,641	-	10,641

Gain on sale of processing and technology business	640,802	-	-	-	-	640,802

Other operating (loss) income	(18)	3,370	(2,166)	25,874	(2,390)	24,670

Total non-interest income (loss)	640,784	3,370	(2,166)	185,503	(1,597)	825,894

OPERATING EXPENSES:

Personnel costs	3,547	102	-	137,556	-	141,205

Net occupancy expenses	689	8	1	27,727	-	28,425

Equipment expenses	708	1	-	24,723	-	25,432

Other taxes	513	-	-	13,359	-	13,872

Professional fees	19,151	3	3	29,645	(578)	48,224

Communications	127	5	5	9,377	-	9,514

Business promotion	221	-	-	11,039	-	11,260

FDIC deposit insurance	-	-	-	17,183	-	17,183

Loss on early extinguishment of debt	15,750	-	-	9,698	-	25,448

Other real estate owned (OREO) expenses	2	-	-	6,995	-	6,997

Other operating expenses	(2,910)	(100)	108	44,881	(409)	41,570

Amortization of intangibles	-	-	-	2,411	-	2,411

Total operating expenses	37,798	19	117	334,594	(987)	371,541

Income (loss) before income tax and equity in losses of subsidiaries	664,085	3,373	(10,022)	19,830	(81,148)	596,118

Income tax expense (benefit)	84,664	1,335	(297)	16,139	191	102,032

Income (loss) before equity in losses of subsidiaries	579,421	2,038	(9,725)	3,691	(81,339)	494,086

Equity in undistributed losses of subsidiaries	(85,335)	(24,235)	(14,330)	-	123,900	-

NET INCOME (LOSS)	$494,086	$(22,197)	$(24,055)	$3,691	$42,561	$494,086

Condensed Statement of Operations (Unaudited)

	Nine months ended September 30, 2010

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

INTEREST AND DIVIDEND INCOME:

Dividend income from subsidiaries	$168,100	$7,500	$-	$-	$(175,600)	$-

Loans	4,301	-	-	1,230,774	(3,785)	1,231,290

Money market investments	52	237	1	4,326	(290)	4,326

Investment securities	19,113	24	242	183,761	(18,022)	185,118

Trading account securities	-	-	-	20,313	-	20,313

Total interest and dividend income	191,566	7,761	243	1,439,174	(197,697)	1,441,047

INTEREST EXPENSE:

Deposits	-	-	-	270,157	(238)	269,919

Short-term borrowings	46	-	307	49,225	(3,822)	45,756

Long-term debt	86,231	-	22,960	94,415	(18,524)	185,082

Total interest expense	86,277	-	23,267	413,797	(22,584)	500,757

Net interest income (expense)	105,289	7,761	(23,024)	1,025,377	(175,113)	940,290

Provision for loan losses	-	-	-	657,471	-	657,471

Net interest income (expense) after provision for loan losses	105,289	7,761	(23,024)	367,906	(175,113)	282,819

Service charges on deposit accounts	-	-	-	149,865	-	149,865

Other service fees	-	-	-	307,677	(1,810)	305,867

Net gain on sale and valuation adjustments of investment securities	-	-	-	4,210	-	4,210

Trading account profit	-	-	-	8,101	-	8,101

Net gain on sale of loans, including valuation adjustments on loans held-for-sale	-	-	-	14,396	-	14,396

Adjustments (expense) to indemnity reserves on loans sold	-	-	-	(37,502)	-	(37,502)

FDIC loss share expense	-	-	-	(22,705)	-	(22,705)

Fair value change in equity appreciation instrument	-	-	-	35,035	-	35,035

Gain on sale of processing and technology business	640,802	-	-	-	-	640,802

Other operating income (loss)	1,198	14,931	(3,640)	75,641	(3,612)	84,518

Total non-interest income (loss)	642,000	14,931	(3,640)	534,718	(5,422)	1,182,587

OPERATING EXPENSES:

Personnel costs	16,080	321	-	384,167	(399)	400,169

Net occupancy expenses	2,096	26	2	84,235	-	86,359

Equipment expenses	2,148	1	-	72,082	-	74,231

Other taxes	1,337	-	-	37,298	-	38,635

Professional fees	26,103	10	9	85,194	(1,818)	109,498

Communications	360	16	10	31,242	-	31,628

Business promotion	663	-	-	29,096	-	29,759

FDIC deposit insurance	-	-	-	49,894	-	49,894

Loss on early extinguishment of debt	15,750	-	-	10,676	-	26,426

Other real estate owned (OREO) expenses	21	-	-	26,301	-	26,322

Other operating expenses	(25,977)	(299)	324	128,345	(1,359)	101,034

Amortization of intangibles	-	-	-	6,915	-	6,915

Total operating expenses	38,581	75	345	945,445	(3,576)	980,870

Income (loss) before income tax and equity in losses of subsidiaries	708,708	22,617	(27,009)	(42,821)	(176,959)	484,536

Income tax expense (benefit)	83,025	3,136	(297)	33,757	373	119,994

Income (loss) before equity in losses of subsidiaries	625,683	19,481	(26,712)	(76,578)	(177,332)	364,542

Equity in undistributed losses of subsidiaries	(261,141)	(200,353)	(167,324)	-	628,818	-

NET INCOME (LOSS)	$364,542	$(180,872)	$(194,036)	$(76,578)	$451,486	$364,542

Condensed Consolidating Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2011

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income	$148,350	$20,185	$3,095	$199,101	$(222,381)	$148,350

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(193,660)	(3,894)	(25,868)	-	223,422	-
Provision for loan losses	-	-	-	395,912	-	395,912
Amortization of intangibles	-	-	-	6,973	-	6,973
Depreciation and amortization of premises and equipment	582	-	2	34,280	-	34,864
Net (accretion of discounts) amortization of premiums and deferred fees	18,397	-	149	(115,727)	(487)	(97,668)
Impairment losses on net assets to be disposed of	-	6,085	-	-	-	6,085
Fair value adjustments of mortgage servicing rights	-	-	-	26,373	-	26,373
Fair value change in equity appreciation instrument	-	-	-	(8,323)	-	(8,323)
FDIC loss share income	-	-	-	(49,344)	-	(49,344)
FDIC deposit insurance expense	-	-	-	68,640	-	68,640
Adjustments (expense) to indemnity reserves on loans sold	-	-	-	29,587	-	29,587
(Earnings) losses from investments under the equity method	(11,271)	(14,699)	(1,082)	-	38,302	11,250
Deferred income tax expense	3,555	2,330	(264)	38,362	625	44,608
Loss (gain) on:
Disposition of premises and equipment	7	-	-	(2,026)	-	(2,019)
Sale and valuation adjustment of investment securities	-	88	-	(8,132)	-	(8,044)
Sale of loans, including valuation adjustments on loans held for sale	-	-	-	(14,756)	-	(14,756)
Sale of equity method investments	(5,493)	(11,414)	-	-	-	(16,907)
Acquisitions of loans held-for-sale	-	-	-	(253,401)	-	(253,401)
Proceeds from sale of loans held-for-sale	-	-	-	101,549	-	101,549
Net disbursements on loans held-for-sale	-	-	-	(617,591)	-	(617,591)
Net (increase) decrease in:
Trading securities	-	-	-	492,882	-	492,882
Accrued income receivable	(686)	(23)	80	15,504	49	14,924
Other assets	4,134	9,250	1,406	(9,751)	(30,615)	(25,576)
Net increase (decrease) in:
Interest payable	(3,467)	-	3,048	(6,964)	39	(7,344)
Pension and other postretirement benefits obligations	-	-	-	(128,802)	-	(128,802)
Other liabilities	(72,709)	(4,919)	(2,349)	(32,086)	2,908	(109,155)

Total adjustments	(260,611)	(17,196)	(24,878)	(36,841)	234,243	(105,283)

Net cash (used in) provided by operating activities	(112,261)	2,989	(21,783)	162,260	11,862	43,067

Cash flows from investing activities:
Net (increase) decrease in money market investments	(5,921)	(7,180)	(22)	(283,893)	7,172	(289,844)
Purchases of investment securities:
Available-for-sale	-	-	-	(1,198,613)	-	(1,198,613)
Held-to-maturity	(37,093)	(1,000)	-	(27,265)	-	(65,358)
Other	-	-	-	(116,582)	-	(116,582)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	-	979,868	-	979,868
Held-to-maturity	50,613	1,000	-	3,004	-	54,617
Other	-	-	-	104,231	-	104,231
Proceeds from sale of investment securities:

Available for sale	-	-	-	35,099	-	35,099
Other	-	-	-	2,294	-	2,294
Net repayments on loans	211,975	193	-	1,008,687	(207,752)	1,013,103
Proceeds from sale of loans	-	-	-	290,119	-	290,119
Acquisition of loan portfolios	-	-	-	(985,675)	-	(985,675)
Payments received from FDIC under loss sharing agreements	-	-	-	561,111	-	561,111
Cash paid related to business acquisitions	-	-	-	(500)	-	(500)
Net proceeds from sale of equity method investments	(10,690)	42,193	-	-	-	31,503
Capital contribution to subsidiary	-	(37,000)	-	-	37,000	-
Mortgage servicing rights purchased	-	-	-	(1,251)	-	(1,251)
Acquisition of premises and equipment	(500)	-	-	(37,368)	-	(37,868)
Proceeds from sale of:
Premises and equipment	19	-	-	12,295	-	12,314
Foreclosed assets	-	-	-	133,017	-	133,017

Net cash provided by (used in) investing activities	208,403	(1,794)	(22)	478,578	(163,580)	521,585

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	-	1,208,295	(15,643)	1,192,652
Federal funds purchased and assets sold under agreements to repurchase	-	-	-	189,056	-	189,056
Other short-term borrowings	-	-	(13,500)	(389,822)	205,300	(198,022)
Payments of notes payable	(100,000)	-	(3,000)	(1,952,254)	-	(2,055,254)
Proceeds from issuance of notes payable	-	-	-	419,500	-	419,500
Proceeds from issuance of common stock	5,394	-	-	-	-	5,394
Dividends paid	(2,792)	-	-	-	-	(2,792)
Treasury stock acquired	(418)	-	-	-	-	(418)
Return of capital	1,514	(1,514)	-	-	-	-
Capital contribution from parent	-	-	37,000	-	(37,000)	-

Net cash (used in) provided by financing activities	(96,302)	(1,514)	20,500	(525,225)	152,657	(449,884)

Net (decrease) increase in cash and due from banks	(160)	(319)	(1,305)	115,613	939	114,768
Cash and due from banks at beginning of period	1,638	618	1,576	451,723	(3,182)	452,373

Cash and due from banks at end of period	$1,478	$299	$271	$567,336	$(2,243)	$567,141

Condensed Consolidating Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2010

(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income (loss)	$364,542	$(180,872)	$(194,036)	$(76,578)	$451,486	$364,542

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	261,141	200,353	167,324	-	(628,818)	-
Provision for loan losses	-	-	-	657,471	-	657,471
Amortization of intangibles	-	-	-	6,915	-	6,915
Depreciation and amortization of premises and equipment	587	-	2	46,495	-	47,084
Net (accretion of discounts) amortization of premiums and deferred fees	15,636	-	206	(171,411)	(487)	(156,056)
Fair value adjustments of mortgage servicing rights	-	-	-	19,959	-	19,959
Fair value change in equity appreciation instrument	-	-	-	(35,035)	-	(35,035)
FDIC loss share expense	-	-	-	22,705	-	22,705
FDIC deposit insurance expense	-	-	-	49,894	-	49,894
Adjustments (expense) to indemnity reserves on loans sold	-	-	-	37,502	-	37,502
(Earnings) losses from investments under the equity method	(1,198)	(14,931)	3,640	(2,354)	(1,301)	(16,144)
Deferred income tax expense	11,411	-	-	(4,470)	2,410	9,351
Loss (gain) on:
Disposition of premises and equipment	8	-	-	(2,001)	-	(1,993)
Early extinguishment of debt	15,750	-	-	10,676	-	26,426
Sale and valuation adjustment of investment securities	-	-	-	(4,210)	-	(4,210)
Sale of loans, including valuation adjustments on loans held for sale	-	-	-	(14,396)	-	(14,396)
Sale of processing and technology business, net of transaction costs	(616,186)	-	-	-	-	(616,186)
Acquisitions of loans held-for-sale	-	-	-	(213,897)	-	(213,897)
Proceeds from sale of loans held-for-sale	-	-	-	57,831	-	57,831
Net disbursements on loans held-for-sale	-	-	-	(494,312)	-	(494,312)
Net (increase) decrease in:
Trading securities	-	-	-	565,611	-	565,611
Accrued income receivable	(59)	118	102	1,733	(88)	1,806
Other assets	2,918	5,669	1,987	(29,902)	(25,052)	(44,380)
Net increase (decrease) in:
Interest payable	(3,778)	-	2,082	(32,951)	88	(34,559)
Pension and other postretirement benefits obligations	-	-	-	1,825	-	1,825
Other liabilities	52,804	3,144	(1,743)	17,794	2,462	74,461

Total adjustments	(260,966)	194,353	173,600	491,472	(650,786)	(52,327)

Net cash provided by (used in) operating activities	103,576	13,481	(20,436)	414,894	(199,300)	312,215

Cash flows from investing activities:
Net (increase) decrease in money market investments	(164,801)	50,237	(68)	(924,899)	114,618	(924,913)
Purchases of investment securities:
Available-for-sale	(34,500)	-	-	(671,328)	17,150	(688,678)
Held-to-maturity	(26,927)	-	-	(25,271)	-	(52,198)
Other	-	-	-	(44,021)	-	(44,021)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	-	-	-	1,329,390	-	1,329,390
Held-to-maturity	271,928	250	-	23,889	(245,000)	51,067
Other	-	-	-	108,470	-	108,470

Proceeds from sale of investment securities:
Available for sale	-	-	-	396,676	-	396,676
Net (disbursements) repayments on loans	(481,194)	-	-	1,347,236	426,893	1,292,935
Proceeds from sale of loans	-	-	-	15,908	-	15,908
Acquisition of loan portfolios	-	-	-	(130,488)	-	(130,488)
Cash received from acquisitions	-	-	-	261,311	-	261,311
Net proceeds from sale of processing and technology business	617,976	-	-	24,346	-	642,322
Capital contribution to subsidiary	(1,095,000)	(495,000)	(495,000)	-	2,085,000	-
Mortgage servicing rights purchased	-	-	-	(598)	-	(598)
Acquisition of premises and equipment	(878)	-	-	(39,458)	-	(40,336)
Proceeds from sale of:
Premises and equipment	116	-	-	13,387	-	13,503
Foreclosed assets	74	-	-	120,338	-	120,412

Net cash (used in) provided by investing activities	(913,206)	(444,513)	(495,068)	1,804,888	2,398,661	2,350,762

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	-	-	-	(601,350)	26,611	(574,739)
Federal funds purchased and assets sold under agreements to repurchase	-	-	-	(109,851)	(164,800)	(274,651)
Other short-term borrowings	(24,225)	-	24,500	584,116	(400,375)	184,016
Prepayment penalties on early cancellation of debt	(15,750)	-	-	(9,725)	-	(25,475)
Payments of notes payable	(250,000)	-	(4,000)	(3,274,449)	247,000	(3,281,449)
Proceeds from issuance of notes payable	-	-	-	111,101	-	111,101
Net proceeds from issuance of depository shares	1,100,613	-	-	-	1,618	1,102,231
Dividends paid to parent company	-	(63,900)	-	(111,700)	175,600	-
Treasury stock acquired	(530)	-	-	-	-	(530)
Capital contribution from parent	-	495,000	495,000	1,095,000	(2,085,000)	-

Net cash provided by (used in) financing activities	810,108	431,100	515,500	(2,316,858)	(2,199,346)	(2,759,496)

Net increase (decrease) in cash and due from banks	478	68	(4)	(97,076)	15	(96,519)
Cash and due from banks at beginning of period	1,174	300	738	677,606	(2,488)	677,330

Cash and due from banks at end of period	$1,652	$368	$734	$580,530	$(2,473)	$580,811

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the continental United States, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 29 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of Popular’s system infrastructures and transaction processing businesses.

OVERVIEW

Highlights for the third quarter of 2011

•

Pre-tax income of $33.1 million in the third quarter of 2011, compared with pre-tax income of $596.1 million in the third quarter of 2010, with the principal variance being the $640.8 million pre-tax gain on the sale of the 51% interest in EVERTEC on September 30, 2010;

•	Net income per common share of $0.03 in the third quarter of 2011, compared with $0.48 in the third quarter of 2010;

•	Net interest margin on a taxable equivalent basis of 4.56% for the third quarter of 2011, compared with 4.05% in the third quarter of 2010;

•

Provision for loan losses in the third quarter of 2011 decreased by $38.7 million, or 18%, compared with the same quarter in 2010; allowance for loan losses stood at 3.35% of non-covered loans held-in-portfolio; net charge-offs for the third quarter of 2011 decreased $110.5 million compared with the third quarter of 2010;

•

Gross revenues (net interest income plus non-interest income) of $492 million in the third quarter of 2011, compared with $542 million in the third quarter of 2010, excluding the gain on sale of EVERTEC;

•

Total operating expenses declined $89.2 million, with the BPPR reportable segment remaining almost even compared with the third quarter of 2010 and the BPNA reportable segment declining $8.5 million. The main driver for the decrease pertained to EVERTEC’s operating expenses in the third quarter of 2010 prior to the sale;

•

BPPR completed the sale to a new venture of a portfolio of commercial and construction loans with a net book value of $128 million, which resulted in a net benefit of approximately $4.7 million, before tax. The majority of these loans was in non-accruing status at the transaction date and had been reclassified to loans held-for-sale during the fourth quarter of 2010 and the third quarter of 2011. Popular holds a 24.9% interest in the new venture;

•

Completed the transaction to buy the Citi/AAdvantage co-branded credit card portfolio in Puerto Rico and the U.S. Virgin Islands, which represented approximately $130 million in balances. Also, BPPR entered into an agreement with American Airlines Inc. to become the exclusive issuer of AAdvantage co-branded credit cards in those two locations; and

•	Maintained strong capital ratios.

The Corporation achieved its third consecutive profitable quarter. The Corporation reported net income of $27.5 million for the quarter ended September 30, 2011, compared with $494.1 million for the quarter ended September 30, 2010. Pre-tax income for the quarter ended September 30, 2011 amounted to $33.1 million, compared with $596.1 million for the quarter ended September 30, 2010. The results for the third quarter of 2010 included a $640.8 million pre-tax gain recognized in connection with the sale of the 51% interest in EVERTEC.

For the nine months ended September 30, 2011, the Corporation’s net income and pre-tax income amounted to $148.4 million and $263.0 million, respectively, compared with net income and pre-tax income of $364.5 million and $484.5 million, respectively, for the same period in 2010.

In Puerto Rico, the credit environment remains uneven and credit costs remain high. While there has been improvement in some of the Corporation’s Puerto Rico loan portfolios, the provision for loan losses in the BPPR reportable segment was increased in the third quarter relative to the second quarter of 2011, principally related to the commercial loan portfolio.

The Corporation’s revenue-generating capacity has remained strong throughout the credit cycle and the net interest margin has been above 4% for the last five quarters. The Corporation has continued reducing the cost of deposits, which has contributed to boost the net interest margin.

The Corporation’s U.S. Mainland operations were profitable during the third quarter with another quarter of steady net interest income and lower funding costs in the midst of improving credit conditions. The biggest challenge for the BPNA reportable segment is achieving healthy loan growth in the markets served at an adequate risk-adjusted return.

The Corporation continues to manage credit costs and pursue transactions for its held-for-sale portfolios. The Corporation is also continuing to seek opportunities to broaden its business through asset acquisitions that can be absorbed by its existing business platforms without undue added risk, such as the purchases of performing mortgage loans and the credit card portfolio during 2011. In October 2011, the Corporation launched an action plan to reduce expenses, which mainly consists of a voluntary retirement program for eligible employees and further efficiencies in its Puerto Rico retail network. Refer to Note 25 to the consolidated financial statements for information on the voluntary retirement program.

Table A provides selected financial data and performance indicators for the quarters ended September 30, 2011 and 2010.

TABLE A
Financial Highlights
Financial Condition Highlights	At September 30,			Average for the nine months

(In thousands)	2011	2010	Variance	2011	2010	Variance
Money market investments	$1,269,139	$2,023,949	$(754,810)	$1,186,962	$1,558,383	$(371,421)
Investment and trading securities	5,801,583	6,597,136	(795,553)	6,355,238	7,002,398	(647,160)
Loans	25,555,086	27,209,710	(1,654,624)	25,756,879	25,497,583	259,296
Earning assets	32,625,808	35,830,795	(3,204,987)	33,299,079	34,058,364	(759,285)
Total assets	38,178,603	40,725,284	(2,546,681)	38,418,438	37,975,893	442,545
Deposits*	27,953,340	27,740,044	213,296	27,496,340	26,484,150	1,012,190
Borrowings	5,318,551	7,694,633	(2,376,082)	6,298,514	7,523,427	(1,224,913)
Stockholders’ equity	4,012,601	4,120,131	(107,530)	3,704,105	3,048,623	655,482
* Average deposits exclude average derivatives.

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2011	2010	Variance	2011	2010	Variance
Net interest income	$369,311	$356,778	$12,533	$1,087,212	$940,290	$146,922
Provision for loan losses - non-covered loans	150,703	215,013	(64,310)	306,177	657,471	(351,294)
Provision for loan losses - covered loans	25,573	-	25,573	89,735	-	89,735
Non-interest income	122,390	825,894	(703,504)	410,918	1,182,587	(771,669)
Operating expenses	282,355	371,541	(89,186)	839,204	980,870	(141,666)
Income before income tax	33,070	596,118	(563,048)	263,014	484,536	(221,522)
Income tax expense	5,537	102,032	(96,495)	114,664	119,994	(5,330)
Net income	$27,533	$494,086	$(466,553)	$148,350	$364,542	$(216,192)
Net income applicable to common stock	$26,602	$494,086	$(467,484)	$145,558	$172,875	$(27,317)
Net income per common share - basic and diluted	$0.03	$0.48	$(0.45)	$0.14	$0.21	$(0.07)

			Third Quarter		Nine months ended September 30,
Selected Statistical Information			2011	2010	2011	2010
Common Stock Data
Market price
High			$2.83	$2.95	$3.53	$4.02
Low			1.37	2.45	1.37	1.75
End			1.50	2.90	1.50	2.90
Book value per common share at period end			3.87	3.98	3.87	3.98
Profitability Ratios
Return on assets			0.29%	4.88%	0.52%	1.28%
Return on common equity			2.81	56.94	5.33	16.77
Net interest spread (taxable equivalent)			4.30	3.79	4.24	3.40
Net interest margin (taxable equivalent)			4.56	4.05	4.49	3.72
Capitalization Ratios
Average equity to average assets			10.03%	8.69%	9.64%	8.03%
Tier I capital to risk-weighted assets			15.82	15.03	15.82	15.03
Total capital to risk-weighted assets			17.09	16.32	17.09	16.32
Leverage ratio			10.59	10.10	10.59	10.10

The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended September 30, 2011 compared to the results of operations for the same quarter in 2010. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.

Financial highlights:

•

Net interest income for the third quarter of 2011 increased by $19.5 million, on a taxable equivalent basis, compared with the third quarter of 2010. The net interest margin on a taxable equivalent basis increased from 4.05% for the quarter ended September 30, 2010 to 4.56% for the quarter ended September 30, 2011, mainly due to a reduction in the cost of deposits. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

The provision for loan losses for the quarter ended September 30, 2011 decreased by $38.7 million compared with the same quarter in the previous year, which was the net result of a decrease in the provision for non-covered loans of $64.3 million, partially offset an increase in the provision for loan losses on the covered loans by $25.6 million. The decrease in the provision for loan losses for non-covered loans was mainly due to improved credit performance in BPNA’s commercial loan portfolio and lower balances of commercial and construction loans held-in-portfolio, which declined by $2.1 billion from September 30, 2010 to the same date in 2011, of which $1.0 billion was in the BPNA reportable segment and $1.1 billion was in the BPPR reportable segment. The reduction in the BPPR reportable segment was principally associated to loans reclassified to held-for-sale in December 2010, with a portion sold in September 2011. The decrease in the provision for loan losses was also attributable to a decline in BPNA’s reportable segment mortgage loan portfolio of $476 million since September 30, 2010 mainly associated with non-conventional, non-performing loans sold in early 2011 and to lower net charge-offs in all loan categories. This favorable variance was partially offset by higher provisioning requirements for the mortgage loan portfolio in the BPPR reportable segment due to increased delinquencies and higher mortgage loan portfolio balances. In addition, the provision for loan losses for the third quarter of 2011 included $12.7 million associated with write-downs on commercial loans transferred from the held-in-portfolio to the held-for-sale category during the quarter. These loans were part of the sale executed in September 2011. Refer to the Credit Risk Management and Loan Quality section of this MD&A for information on the allowance for loan losses, non-performing assets, troubled debt restructurings, net charge-offs and credit quality metrics.

•

Non-interest income for the quarter ended September 30, 2011 decreased by $703.5 million, compared with the quarter ended September 30, 2010. Excluding the gain on sale of the sale of the 51% interest in EVERTEC previously mentioned, non-interest income for the third quarter of 2011 decreased by $62.7 million, mainly due to lower other service fees by $38.2 million because of lower processing, debit and credit card fees due to the sale of the processing and merchant banking business on September 30, 2010. Also, the 2010 third quarter results included $10.6 million of a positive impact from the fair value adjustment related to the FDIC equity appreciation instrument, which expired in May 2011. The reduction in non-interest income is also related to the loss of $13.7 million recognized, including the impact of the intra-entity eliminations, in the third quarter of 2011 from the 49% interest in EVERTEC. Refer to Note 3 to the consolidated financial statements for information on the equity pick-up and impact of intra-entity eliminations. These unfavorable variances in non-interest income were partially offset by higher gains on sale of loans, net of valuation adjustments on loans held-for-sale, by $16.0 million. The gain for the quarter was primarily related to the non-performing construction and commercial loan sale transaction. The gain on sale of approximately $17.4 million on this particular transaction was partially offset by the $12.7 million provision for loan losses recorded on certain loans reclassified to held-for-sale during the third quarter for a net benefit of $4.7 million. Refer to the Non-Interest Income section of this MD&A for detailed information.

•

Operating expenses for the quarter ended September 30, 2011 decreased by $89.2 million compared with the same quarter of the previous year mainly due to lower personnel costs, equipment expenses, and credit card processing, volume and interchange expenses. These reductions were primarily because of the expenses of EVERTEC prior to the sale on September 30, 2010. Also, 2010 quarterly results included higher losses on the early extinguishment of debt, which was associated with prepayment penalties on the cancellation of certain borrowings. The reduction in operating expenses was partially offset by higher FDIC deposit insurance costs. Refer to the Operating Expenses section of this MD&A for additional explanations.

•

Income tax expense amounted to $5.5 million for the quarter ended September 30, 2011, compared with an income tax expense of $ 102.0 million for the same quarter of 2010, principally due to lower income before tax on the Puerto Rico operations mainly because of the gain on the sale of the interest in EVERTEC in the third quarter of 2010.

•

Total assets amounted to $38.2 billion at September 30, 2011, compared with $38.7 billion at December 31, 2010. Total loans, including held-for-sale, declined $904 million, principally in commercial and construction loans, partially offset by higher volume of mortgage loans held-in-portfolio due to loan purchases of performing mortgage loans and a higher volume of non-conventional mortgage loans originated and retained in portfolio in the BPPR reportable segment. The reduction in commercial and construction loans was principally attributable to portfolio run-off and charge-offs, as well as the previously mentioned portfolio sale. The FDIC loss share asset amounted to $1.8 billion at September 30, 2011, compared with $2.3 billion at December 31, 2010. The decline was principally due to payments received from the FDIC on claims filed. Total investment securities, including trading securities and other investment securities, combined with securities sold not but yet delivered, amounted to $6.7 million at September 30, 2011, compared with $6.1 billion at December 31, 2011. The increase was principally associated to securities purchased by the BPNA reportable segment during the first quarter of 2011 to deploy excess liquidity.

•

The allowance for loan losses on the non-covered loan portfolio decreased by $101 million from December 31, 2010 to September 30, 2011. It represented 3.35% of non-covered loans held-in-portfolio at September 30, 2011, compared with 3.83% at December 31, 2010. Non-covered loans refer to loans not covered by the FDIC loss sharing agreements. The reduction in the allowance for loan losses on the non-covered loans as of September 30, 2011 was mostly attributable to improved credit performance and lower volume of commercial loans in the BPNA reportable segment, partially offset by higher specific reserve requirements on the mortgage and commercial loan portfolios of the BPPR reportable segment. The Corporation’s non-performing loans held-in-portfolio (non-covered) increased by $160 million from December 31, 2010 to September 30, 2011, reaching $1.7 billion or 8.38% of total non-covered loans held-in-portfolio at September 30, 2011. The increase in non-performing loans held-in-portfolio was mainly driven by the commercial and residential mortgage loan portfolios of the BPPR reportable segment since weak economic conditions in Puerto Rico continue to adversely impact these portfolios. Non-performing construction loans within the BPPR reportable segment remained almost unchanged as the majority of this portfolio is now classified as held-for-sale. Consumer and lease financing loans in non-performing status in the BPPR reportable segment continue to reflect signs of stable credit performance. Non-performing loans in the BPNA reportable segment decreased $66 million from December 31, 2010 to September 30, 2011. Most loan portfolios within the BPNA reportable segment continued to show signs of credit stabilization. Refer to the Provision for Loan Losses and Credit Risk Management and Loan Quality sections of this MD&A for quantitative and qualitative credit information on the loan portfolios.

•

Refer to Table J in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. Deposits were $28.0 billion at September 30, 2011, compared with $26.8 billion at December 31, 2010. Table K presents a breakdown of deposits by major categories. The increase in deposits was mostly associated with the deposits in trust, savings account deposits and brokered deposits, partially offset by lower volume of retail certificates of deposit. The Corporation’s borrowings amounted to $5.3 billion at September 30, 2011, compared with $6.9 billion at December 31, 2010. The decrease in borrowings was mostly related to a reduction of $1.8 billion in the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction. The Corporation has prepaid a significant amount of the note with proceeds received from the FDIC on claims under the loss sharing agreements and from proceeds derived from maturities and paydowns of investment securities.

•

Stockholders’ equity amounted to $4.0 billion at September 30, 2011, compared with $3.8 billion at December 31, 2010. The increase in stockholders’ equity was mostly due to earnings for the period and an increase of $49 million on unrealized gains on securities available-for-sale, net of tax.

•

The Corporation continues to be well-capitalized at September 30, 2011. The Corporation’s regulatory capital ratios improved from December 31, 2010 to September 30, 2011. The Tier 1 capital and Tier 1 common equity to risk-weighted assets stood at 15.82% and 12.02%, respectively, at September 30, 2011, compared with 14.54% and 10.95%, respectively, at December 31, 2010. The improvement in the Corporation’s regulatory capital ratios from December 31, 2010 to September 30, 2011 was principally due to a reduction on assets, changes in balance sheet composition including the increase in lower risk-assets such as mortgage loans, higher net deferred tax asset included without limitation in regulatory capital and internal capital generation.

Certain events for the quarter and nine months ended September 30, 2011

Loan sales and purchases:

•

On September 29, 2011, BPPR, the Corporation’s principal banking subsidiary, completed the sale of construction and commercial real estate loans with an unpaid principal balance and net book value of approximately $358 million and $128 million, respectively. The majority of the loans sold were in non-performing status at the transaction date. The purchaser was a newly created joint venture (the “Joint Venture”), which is majority owned by a limited liability company created by Goldman, Sachs & Co., Caribbean Property Group LLC and East Rock Capital LLC. The Joint Venture was created for the limited purpose of acquiring and servicing those loans.

The purchase price for the transaction was equal to 45.3% of the unpaid principal balance of the loans as of March 31, 2011, adjusted for certain collections and advances made after such date. During the third quarter of 2011, the Corporation recognized a positive impact to revenues of approximately $4.7 million before tax as a result of the sale. This included approximately $17.4 million classified as gain on sale of loans, partially offset by $12.7 million of provision for loan losses related to write-downs taken on certain loans included in the sale that were reclassified from held-in-portfolio to held-for-sale during the third quarter of 2011.

As consideration for the sale of the loans, BPPR received approximately $48 million in cash, a note for approximately $86 million as seller financing and a 24.9% equity interest in the new Joint Venture. BPPR extended a $68.5 million advance facility to the Joint Venture to cover unfunded commitments and other costs to complete the construction projects and a $20 million working capital line of credit to fund certain expenses of the Joint Venture. The parties agreed that no distributions may be made by the Joint Venture to its equity members until all the credit facilities have been paid in full and all commitments to lend terminated. In addition, any distributions by the Joint Venture to its equity members, including BPPR, will be made on a pro rata basis according to their proportionate interest in the entity. Refer to Note 20 to the consolidated financial statements for additional information on the sale structure and the Joint Venture.

The Corporation continues to pursue the sale of the remaining construction and commercial loan portfolio with a book value of $259 million at September 30, 2011.

•

In the first quarter of 2011, the Corporation completed the sale of $457 million (legal balance) in U.S. non-conventional residential mortgage loans by Banco Popular North America that were reclassified to loans held-for-sale during the fourth quarter of 2010. This sale had a positive impact of approximately $16.4 million to the results of operations for the nine months ended September 30, 2011, which included a gain on sale of loans of $2.6 million and a reduction of $13.8 million to the original write-down booked as part of the allowance for loan losses as a result of higher than anticipated pricing.

•

The Corporation continues to seek additional opportunities to acquire interest earning assets with appropriate risk profiles. In August 2011, the Corporation purchased from Citibank, N.A., the American Airlines co-branded credit card portfolio in Puerto Rico and the U.S. Virgin Islands, which had approximately $130 million in balances and approximately 30,000 active accounts at the time of acquisition.

•

During the first two quarters of 2011, Popular completed two bulk purchases of residential mortgage loans from a Puerto Rico financial institution, adding $518 million in performing mortgages loans to its portfolio. The purchased loans had an average FICO score of 718 and a loan-to-value (“LTV”) of 81%.

Westernbank loans:

•

The performance of the covered loan portfolio from the Westernbank transaction continues to exceed management’s expectations and has elevated the Corporation’s revenue-generating capacity at a time of limited loan demand. During the second and third quarters of 2011, the Corporation updated the cash flow estimates on the Westernbank acquired covered loan portfolio to reflect the current and expected credit performance of the portfolio. Management’s loan review of the covered loan portfolio reflected that overall expected credit losses declined versus previous estimates. However, certain Westernbank loans in some of the loan pools did show increased expected losses, and the provision for loan losses was increased to reflect this increase in expected losses. During the quarter and nine months ended September 30, 2011, the Corporation recognized $25.6 million and $89.7 million, respectively, in provision for loan losses on covered loans related to certain loan relationships. The negative effect of the provision to the Corporation’s results of operations before tax is approximately 20% of the abovementioned provision since the loss sharing agreement covers 80% of the losses and is included as part of FDIC loss share income (expense) in the statement of operations. Interest income derived from covered loans for the quarter and nine months ended September 30, 2011 amounted to $105.8 million and $324.3 million, respectively, compared with $115.8 million and $192.4 million for the quarter and nine months ended September 30, 2010, respectively. The interest yield on covered loans was 9.23% for the quarter ended September 30, 2011, compared with 9.15% for the same quarter in the previous year. For the nine months ended September 30, 2011, the yield on covered loans was 9.25% compared with 9.11% for the same period in 2010. Refer to Note 8 to the consolidated financial statements for a table presenting the changes in the carrying amount and the accretable yield of the covered loans accounted pursuant to ASC 310-30. The accretable yield will benefit prospectively from higher expected cash flows as credit losses are currently expected to be lower than initially estimated and loan defaults are expected to occur at a slower pace than originally projected, thus, producing higher interest cash inflows. Table B provides certain financial information related to the acquired loan portfolio and loss sharing agreements of the Westernbank portfolio.

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

Income taxes

•

The results for the nine months ended September 30, 2011 included a tax benefit of $59.6 million related to the timing of loan charge-offs for tax purposes which was recorded in the second quarter. In May 2011, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) issued a private ruling to the Corporation (the “Ruling”) establishing the criteria to determine when a charge-off for accounting and financial reporting purposes should be reported as a deduction for tax purposes. On June 30, 2011, the P.R. Treasury and the Corporation signed a closing agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for the years 2009 and 2010 will be deferred until 2013 through 2016. As a result of the agreement, the Corporation made a payment of $89.4 million to the P.R. Treasury and recorded a tax benefit on its financial statements of $143 million, or $53.6 million net of the payment made to the P.R. Treasury, resulting from the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position for tax purposes in such years.

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

Other transactions:

•

During the third quarter of 2011, the Corporation sold approximately $234 million in FHLB notes from its investment securities available-for-sale portfolio realizing a gain of $8.5 million. With this sale, the Corporation monetized part of the unrealized gain in its investment portfolio and expects to use the proceeds to prepay part of the FDIC note without prepayment penalty.

•

During 2011, the Corporation completed the sale of its equity investment in the processing business of Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) with a positive impact in earnings of $16.7 million, net of tax, for the nine months ended September 30, 2011. The Corporation’s investment in CONTADO, accounted for under the equity method, amounted to $16 million at December 31, 2010.

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

•

During the nine months ended September 30, 2011, the Corporation recognized impairment losses of $6.1 million related to the Corporation’s full write-off of its investment in Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”), the Corporation’s Venezuela processing subsidiary, as the Corporation has decided to wind down these operations.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table B - Financial Information - Westernbank Covered Loans

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2011	2010	Variance	2011	2010	Variance
Interest income:
Interest income on covered loans, except for discount accretion on ASC 310-20 covered loans	$102,308	$85,906	$16,402	$287,171	$142,980	$144,191
Discount accretion on ASC 310-20 covered loans	3,501	29,889	(26,388)	37,083	49,427	(12,344)
Total interest income on covered loans	105,809	115,795	(9,986)	324,254	192,407	131,847
FDIC loss share (expense) income:
(Amortization) accretion of indemnification asset	(22,712)	26,147	(48,859)	8,677	43,812	(35,135)
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(2,916)	(33,815)	30,899	(32,919)	(66,517)	33,598
80% mirror accounting on provision for loan losses	20,458	-	20,458	71,787	-	71,787
Other	(191)	-	(191)	1,799	-	1,799
Total FDIC loss share (expense) income	(5,361)	(7,668)	2,307	49,344	(22,705)	72,049
Fair value change in equity appreciation instrument	-	10,641	(10,641)	8,323	35,035	(26,712)
Amortization of contingent liability on unfunded commitments (included in other operating income)	-	12,380	(12,380)	4,066	33,720	(29,654)
Total revenues	100,448	131,148	(30,700)	385,987	238,457	147,530
Provision for loan losses	25,573	-	25,573	89,735	-	89,735
Total revenues less provision for loan losses	$74,875	$131,148	$(56,273)	$296,252	$238,457	$57,795

Average balances	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2011	2010	Variance	2011	2010	Variance
Covered loans	$4,557	$5,028	$(471)	$4,685	$2,823	$1,862
FDIC loss share asset	1,896	2,323	(427)	2,179	1,306	873
Note issued to the FDIC	1,057	4,088	(3,031)	1,732	2,666	(934)

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued Accounting Standards Update (“ASU”) No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

This ASU also removes the guidance that permitted the entities to carry forward the calculation of the fair value of the reporting unit from one year to the next if certain conditions are met. In addition, the new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. These indicators are also applicable for assessing whether to perform step two for reporting units with zero or negative carrying amounts.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for goodwill impairment and will not have an impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”)

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under either method, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

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

Specifically, the amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach. This update clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties. Specifically, ASU 2011-02 (1) provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate; (2) includes examples for creditors to determine whether an insignificant delay in payment is considered a concession; (3) prohibits creditors from using the borrower’s effective rate test in ASC Subtopic 470-50 to evaluate whether a concession has been granted to the borrower; (4) adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and (5) ends the deferral of the additional disclosures about TDR activities required by ASU 2010-20 and requires public companies to begin providing these disclosures in the period of adoption.

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

The Corporation adopted this guidance in the third quarter of 2011. Refer to note 9 to the consolidated financial statements for the impact of the adoption of this ASU and the new disclosure requirements.

FASB Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”)

The FASB issued ASU 2010-29 in December 2010. The amendments in ASU 2010-29 affect any public entity that enters into business combinations that are material on an individual or aggregate basis. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance impacts disclosures only and has not had an impact on the Corporation’s consolidated statements of condition or results of operations at September 30, 2011.

FASB Accounting Standards Update 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”)

The amendments in ASU 2010-28, issued in December 2010, modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements as of and for the nine months ended September 30, 2011.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2010 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2010 Annual Report for a summary of the Corporation’s significant accounting policies. The sections below cover the estimated impact of adopting ASU No. 2011-02 to the Corporation’s allowance for loan losses and a discussion of the results of the Corporation’s goodwill annual impairment test.

Loans and Allowance for Loan Losses

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Upon identifying those receivables as troubled debt restructurings, the Corporation identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. As of September 30, 2011, the recorded investment in receivables for which the modified loans were newly considered troubled debt restructurings under the provisions of ASU No. 2011-02 amounted to $30 million. The allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $1.6 million as of September 30, 2011, compared with $1.7 million under the previous evaluation of loss when the loans were not considered troubled debt restructurings.

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

At September 30, 2011, goodwill amounted to $648 million. Note 13 to the consolidated financial statements provides the assignment of goodwill by reportable segment and the Corporate group.

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2011 using July 31, 2011 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 13.51% to 19.40% for the 2011 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a DCF approach and a market value approach. The market value approach is based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31, 2011), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value, the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2011, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.

The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which is consistent with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2011 annual test represented a discount of 28.0%, compared with 23.6% at July 31, 2010. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios of BPNA.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2011 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.

For the BPPR reporting unit, had the average reporting unit estimated fair value calculated in Step 1 using all valuation methodologies been approximately 20% lower, there would still be no requirement to perform a Step 2 analysis. Thus, there would be no indication of impairment on the goodwill recorded in BPPR at July 31, 2011. For the BPNA reporting unit, had the estimated implied fair value of goodwill calculated in Step 2 been approximately 64% lower, there would still be no impairment of the goodwill recorded in BPNA at July 31, 2011. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 97% of the Corporation’s total goodwill balance as of the July 31, 2011 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2011 annual assessment were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regard to the fair value of the reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the reporting units where the goodwill is recorded. Declines in the Corporation’s market capitalization could increase the risk of goodwill impairment in the future.

Management monitors events or changes in circumstances between annual tests to determine if these events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables C and D for the quarter and nine months ended September 30, 2011 as compared with the same periods in 2010, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. Assets held by the Corporation’s international banking entities, which previously were tax exempt under Puerto Rico law, have a temporary 5% tax rate. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter and period reported. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. During the third quarter and nine months ended September 30, 2010, BPPR did not have the benefit, due to its tax position at that point in time, of deducting exempt income, net of related disallowances, for income tax calculation.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter and nine months ended September 30, 2011 included a favorable impact, excluding covered loans, of $5.3 million and $15.8 million, respectively, related to those items, compared with a favorable impact of $4.8 million and $12.8 million for the quarter and nine months ended September 30, 2010, respectively.

The increase in net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2011, compared with the same period in 2010, was mostly related to a decrease in deposit costs associated with a low interest rate scenario, coupled with lower funding needs, particularly at BPNA, and management actions to reduce deposits costs in Puerto Rico. Also contributing to the increase in net interest margin, on a taxable equivalent basis, was a higher yield on securities due to the change in BPPR’s tax status for 2011 that permits the deduction of tax exempt income, net of related interest expense disallowance for 2011, compared with no tax benefit for BPPR in 2010, as explained previously. Also, there was a higher average balance of trading securities during 2011 which carry a higher interest rate than other investment categories and which consisted mostly of mortgage-backed securities from Puerto Rico-based collateral. These positive variances were partially offset by a lower yield on commercial and construction loans, mainly due to the volume of non-accruing loans; a lower yield on consumer loans, mainly credit cards; and a higher cost of borrowings as a result of a lower average balance in the note issued to the FDIC, which carries a lower cost than the other long-term borrowing categories.

Average balances of most loan categories decreased comparing the results for the quarter ended September 30, 2011 with the same quarter in 2010. The decrease was mainly in the commercial loan portfolio due to portfolio run-off being higher than origination activity, primarily in the BPNA reportable segment which represented 80% of the decrease in average balance of commercial loans, and to the impact of loan charge-offs. The decline in the construction loan portfolio experienced in both BPPR and BPNA reportable segments was also related to the reasons explained above. The consumer loan portfolio showed a decrease due to the slowdown in the personal and auto loan origination activity in Puerto Rico, and the run-off of E-LOAN’s home equity lines of credit (“HELOCs”) and closed-end second mortgages, partially offset by the acquisition during the third quarter of 2011 of the Citibank Puerto Rico AAdvantage co-branded credit card portfolio. The increase in the mortgage loan category was principally related to the acquisition of performing mortgage loans during the first two quarters of 2011 and origination activity by the Corporation’s Puerto Rico operations, partially offset by a decline in the BPNA reportable segment due to the sale of non-conventional mortgage loans primarily during the first six months of 2011. Covered loans acquired in the Westernbank FDIC-assisted transaction decreased by $470 million since the carrying value of the portfolio continues to amortize. Investment securities decreased in average balance as a result of maturities and to prepayments of mortgage-related investment securities, which funds were not reinvested due in part to deleveraging strategies. In addition, borrowings reflected the decrease in the average balance of the note issued to the FDIC by approximately $3.0 billion, due in part to prepayments.

Table C
Analysis of Levels and Yields on a Taxable Equivalent Basis

	Quarter ended			Quarter ended			Variance
	September 30, 2011			September 30, 2010			Q3 2011 versus Q3 2010
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield/
($ amounts in millions)	balance	Expense	Rate (%)	balance	Expense	Rate (%)	balance	Expense	Rate (%)
Assets:
Interest earning assets:
Money market, trading and investment securities	$7,540	$67.2	3.56%	$8,199	$67.0	3.27%	$(659)	$0.2	0.29

Loans not covered under loss sharing agreements with the FDIC:
Commercial	10,690	135.7	5.04	11,554	151.0	5.19	(864)	(15.3)	(0.15)
Construction	698	2.5	1.45	1,402	6.2	1.75	(704)	(3.7)	(0.30)
Mortgage	5,326	82.0	6.16	4,627	69.7	6.02	699	12.3	0.14
Consumer	3,656	95.1	10.32	3,812	100.5	10.45	(156)	(5.4)	(0.13)
Lease financing	572	12.8	8.93	618	13.5	8.74	(46)	(0.7)	0.19

Total loans not covered under loss sharing agreements with the FDIC	20,942	328.1	6.23	22,013	340.9	6.16	(1,071)	(12.8)	0.07
Loans covered under loss sharing agreements with the FDIC	4,557	105.8	9.23	5,028	115.8	9.15	(471)	(10.0)	0.08

Total loans	25,499	433.9	6.77	27,041	456.7	6.71	(1,542)	(22.8)	0.06

Total interest earning assets	33,039	$501.1	6.03%	35,240	$523.7	5.91%	(2,201)	$(22.6)	0.12%

Allowance for loan losses	(749)			(1,255)			506
Other non-interest earning assets	5,609			6,200			(591)

Total average assets	$37,899			$40,185			$(2,286)

Liabilities and Stockholders’ equity:
Interest bearing deposits:
NOW and money market	$5,284	$7.3	0.55%	$4,986	$10.0	0.80%	298	$(2.7)	(0.25)
Savings	6,307	8.6	0.54	6,139	14.3	0.92	168	(5.7)	(0.38)
Time deposits	10,876	50.0	1.82	11,077	62.0	2.22	(201)	(12.0)	(0.40)

Total interest bearing deposits	22,467	65.9	1.16	22,202	86.3	1.54	265	(20.4)	(0.38)
Borrowings	5,675	56.6	3.98	8,730	78.3	3.58	(3,055)	(21.7)	0.40

Total interest bearing liabilities	28,142	122.5	1.73	30,932	164.6	2.12	(2,790)	(42.1)	(0.39)

Net interest spread			4.30%			3.79%			0.51%

Non-interest bearing deposits	5,095			4,909			186
Other liabilities	861			851			10
Stockholders’ equity	3,801			3,493			308

Total average liabilities and stockholders’ equity	$37,899			$40,185			$(2,286)

Net interest income / margin on a taxable equivalent basis		$378.6	4.56%		$359.1	4.05%		$19.5	0.51%

Taxable equivalent adjustment		9.3			2.3			7.0

Net interest income / margin on a non-taxable equivalent basis		$369.3	4.45%		$356.8	4.03%		$12.5	0.42%

As shown in Table D, net interest income, on a taxable equivalent basis, for the nine months ended September 30, 2011 had a positive variance of 77 basis points in the net interest margin mostly due to the contribution to interest income of the loans acquired in the Westernbank FDIC-assisted transaction on April 30, 2010, which contributed for the full nine months during the period ended September 30, 2011 versus only five months in 2010, partially offset by the related funding costs. The cost of interest bearing funds was reduced by 44 basis points, mainly deposits, due to the same factors discussed previously. Also, the reduction in borrowings due to balance sheet deleveraging contributed to the reduction in interest expense. These positive variances were partially offset by the decrease in the average volume of commercial, construction and consumer loans and in investment securities, and an increase in deposits. The increase in the taxable equivalent adjustment for the nine months ended September 30, 2011, compared with the previous year, was related to the recovered benefit for the deduction of exempt interest income at BPPR as mentioned above.

Table D
Analysis of Levels and Yields on a Taxable Equivalent Basis

	Nine months ended			Nine months ended			Variance
	September 30, 2011			September 30, 2010			2011 versus 2010
	Average	Income /	Yield/	Average	Income /	Yield/	Average	Income /	Yield/
($ amounts in millions)	balance	Expense	Rate (%)	balance	Expense	Rate (%)	balance	Expense	Rate (%)
Assets:
Interest earning assets:
Money market, trading and investment securities	$7,542	$203.1	3.59%	$8,561	$213.3	3.32%	$(1,019)	$(10.2)	0.27
Loans not covered under loss sharing agreements with the FDIC:
Commercial	10,987	417.5	5.08	12,009	467.1	5.20	(1,022)	(49.6)	(0.12)
Construction	788	8.5	1.45	1,542	23.3	2.02	(754)	(14.8)	(0.57)
Mortgage	5,070	241.3	6.35	4,588	207.1	6.02	482	34.2	0.33
Consumer	3,645	281.1	10.31	3,897	302.7	10.39	(252)	(21.6)	(0.08)
Lease financing	582	39.0	8.93	638	41.7	8.71	(56)	(2.7)	0.22

Total loans not covered under loss sharing agreements with the FDIC	21,072	987.4	6.26	22,674	1,041.9	6.14	(1,602)	(54.5)	0.12
Loans covered under loss sharing agreements with the FDIC	4,685	324.2	9.25	2,823	192.4	9.11	1,862	131.8	0.14

Total loans	25,757	1,311.6	6.80	25,497	1,234.3	6.47	260	77.3	0.33

Total interest earning assets	$33,299	$1,514.7	6.08%	$34,058	$1,447.6	5.68%	$(759)	$67.1	0.40%

Allowance for loan losses	(744)			(1,253)			509
Other non-interest earning assets	5,863			5,171			692

Total average assets	$38,418			$37,976			$442

Liabilities and Stockholders’ equity:
Interest bearing deposits:

NOW and money market	$5,206	$24.6	0.63%	$4,998	$30.6	0.82%	208	(6.0)	(0.19)

Savings	6,269	31.1	0.66	5,881	40.3	0.92	388	(9.2)	(0.26)
Time deposits	10,999	157.7	1.92	10,967	199.0	2.43	32	(41.3)	(0.51)

Total interest bearing deposits	22,474	213.4	1.27	21,846	269.9	1.65	628	(56.5)	(0.38)
Borrowings	6,299	183.5	3.89	7,523	230.8	4.09	(1,224)	(47.3)	(0.20)

Total interest bearing liabilities	28,773	396.9	1.84	29,369	500.7	2.28	(596)	(103.8)	(0.44)

Net interest spread			4.24%			3.40%			0.84%

Non-interest bearing deposits	5,022			4,638			384
Other liabilities	919			920			(1)
Stockholders’ equity	3,704			3,049			655

Total average liabilities and stockholders’ equity	$38,418			$37,976			$442

Net interest income / margin on a taxable equivalent basis		$1,117.8	4.49%		$946.9	3.72%		$170.9	0.77%

Taxable equivalent adjustment		30.6			6.6			24.0

Net interest income / margin on a non-taxable equivalent basis		$1,087.2	4.36%		$940.3	3.69%		$146.9	0.67%

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $176.3 million and $395.9 million for the quarter and nine months ended September 30, 2011, respectively, compared with $215.0 million and $657.5 million for the same periods in 2010. Refer to the Overview section of this MD&A for an explanation of the principal factors causing the decrease in the provision for loan losses for the quarter. Similar factors influenced the decrease in the provision for loan losses for the nine months ended September 30, 2011, compared with September 30, 2010.

Furthermore, during the first quarter of 2011, the BPNA reportable segment completed the sale of certain U.S. non-conventional residential mortgage loans that were reclassified to loans held-for-sale during the fourth quarter of 2010. The sale had a positive impact on the provision for loan losses of $13.8 million in the first quarter of 2011 since the benefit of improved pricing on the sale was classified as a reduction to the original write-down booked as part of the activity in the allowance for loan losses. The $13.8 million contributed to the favorable variance in the provision for loan losses for the nine months ended September 30, 2011 when compared with the same period in 2010. This benefit was partially offset by the $12.7 million write-down taken in the third quarter of 2011 related to the commercial real estate loans reclassified to held-for-sale as described in the Overview section.

Refer to the Credit Risk Management and Loan Quality Section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table E for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2011 and 2010.

	Variance	Variance	Variance	Variance	Variance	Variance
TABLE E

Non-Interest Income

	Quarter ended September 30,			Nine months ended September 30,

(In thousands)	2011	2010	Variance	2011	2010	Variance
Service charges on deposit accounts	$46,346	$48,608	$(2,262)	$138,778	$149,865	$(11,087)
Other service fees:
Debit card fees	13,075	27,711	(14,636)	39,795	83,480	(43,685)
Insurance fees	13,785	11,855	1,930	37,919	34,929	2,990
Credit card fees and discounts	13,738	24,382	(10,644)	36,106	73,692	(37,586)
Sale and administration of investment products	9,915	11,379	(1,464)	24,702	28,791	(4,089)
Mortgage servicing fees, net of fair value adjustments	2,120	1,306	814	10,649	15,487	(4,838)
Trust fees	4,006	3,534	472	11,611	10,168	1,443
Processing fees	1,684	15,258	(13,574)	5,121	43,390	(38,269)
Other fees	4,341	5,397	(1,056)	13,720	15,930	(2,210)
Total other service fees	62,664	100,822	(38,158)	179,623	305,867	(126,244)
Net gain on sale and valuation adjustments of investment securities	8,134	3,732	4,402	8,044	4,210	3,834
Trading account profit (loss)	2,912	5,860	(2,948)	3,287	8,101	(4,814)
Gain on sale of loans, including valuation adjustment on loans held-for-sale	20,294	4,250	16,044	14,756	14,396	360
Adjustment (expense) to indemnity reserves on loans sold	(10,285)	(5,823)	(4,462)	(29,587)	(37,502)	7,915
FDIC loss share income (expense)	(5,361)	(7,668)	2,307	49,344	(22,705)	72,049
Fair value change in equity appreciation instrument	-	10,641	(10,641)	8,323	35,035	(26,712)
Gain on sale of processing and technology business	-	640,802	(640,802)	-	640,802	(640,802)
Other operating income	(2,314)	24,670	(26,984)	38,350	84,518	(46,168)
Total non-interest income	$122,390	$825,894	$(703,504)	$410,918	$1,182,587	$(771,669)

The decrease in non-interest income for the quarter and nine months ended September 30, 2011, when compared with the same periods of the previous year, was negatively impacted by the following factors:

•

lower service charges on deposit accounts mostly related to lower nonsufficient funds and overdraft fees as a result of the impact of Regulation E in BPNA and BPPR, lower commercial account analysis fees (non-balance compensation accounts) and reduced fees from money services clients in BPNA;

•

lower other service fees principally due to lower credit and debit card fees, mostly as a result of transferring the merchant banking business to EVERTEC as part of the sale. Processing fees decreased as well since they were previously generated by the Corporation’s processing business which was also transferred as part of the EVERTEC sale. On a year-to-date basis, there were also lower volume of credit cards subject to late payment fees and lower average rate charged per transaction as a result of the Credit Card Act. These unfavorable variances were partially offset by higher interchange income on point-of-sale terminals and VISA interchange income due to a significant increase in transaction volume;

•	unfavorable impact in the fair value of the equity appreciation instrument issued to the FDIC since the instrument expired on May 7, 2011;
•	unfavorable variance resulting from the gain on sale of the 51% ownership interest in the Corporation’s processing and technology business, EVERTEC, during 2010; and
•

lower other operating income mainly due to losses of $13.7 million and $27.7 million (including the impact of intra-entity eliminations) for the quarter and nine months ended September 30, 2011, respectively, from the retained ownership interest in EVERTEC. The following table provides the composition of such amounts.

		Quarter ended		Nine months ended
		September 30,		September 30,
(In thousands)		2011		2011

Share of income (loss) from the equity investment in EVERTEC	$	(1,426)	$	11,069

Intra-company eliminations considered in other operating income		(12,288)		(38,747)
Share of income (loss) from the equity investment in EVERTEC, net of eliminations	$	(13,714)	$	(27,678)

The unfavorable impact in non-interest income was offset principally by the elimination of 49% of the professional fees (expense) paid by the Corporation to EVERTEC. Refer to Note 3 to the consolidated financial statements for a list of intra-entity eliminations for transactions and service payments between the Corporation and EVERTEC as an affiliate.

The reduction in other operating income was also related to lower income by $12.4 million and $29.7 million for the quarter and nine-month periods of 2011 compared with 2010 related to the accretion of the contingency for unfunded lending commitments that was recorded at fair value as part of the FDIC-assisted transaction (with an offset of 80% recorded as a reduction to income in the category of FDIC loss share income). These revolving lines of credit were mostly with maturities of one year or less. Refer to Table B for a comparison of items related to the accounting for covered loans and associated unfunded commitments that impact non-interest income. For the nine months ended September 30, 2011, the unfavorable variance in other operating income was partially offset by the gain of $20.6 million (before tax) on the sale of the equity interest in CONTADO during the first quarter of 2011. The remainder of the unfavorable variances was related to revenues that were derived by EVERTEC for services to unrelated third-parties in the period prior to sale of the ownership interest.

These unfavorable variances for the quarter and nine months ended September 30, 2011, when compared with the same periods of the previous year, were partially offset by the following positive factors:

•

higher net gain on sale of loans, including valuation adjustments on loans held-for-sale, by $16.0 million for the quarter ended September 30, 2011, when compared to the same period of the previous year, principally due to the gain of $17.4 million recorded by BPPR on the sale of construction and commercial real estate loans to a joint venture as indicated in the Overview section of this MD&A (which was offset by the $12.7 million provision for loan losses on the reclassification of certain loans to held-for-sale). The variance in net gain on sale of loans, including valuation adjustments on loans held-for-sale, for the nine months ended September 30, 2011, compared with the same period in 2010, was not significant. The gain recorded on the sale by BPPR during the quarter as indicated above as well as higher net gains by $7.8 million in the

BPNA reportable segment for the 9-month period, was partially offset by valuation adjustments on loans held-for-sale by approximately $22.9 million, principally in the BPPR reportable segment related to advances on the commercial and construction loans classified as held-for-sale, and on loan transfers from held-for-sale to other real estate owned;

•

favorable variance in FDIC loss share income (expense) during the quarters and nine months ended September 30, 2011 by $2.3 million and $72.0 million, respectively, when compared with the same periods in 2010. Refer to Table B for a description and amounts of the items that compose the FDIC loss share income (expense) caption. The positive variance is influenced by (i) increase in the indemnification asset for 80% of the provision for loan losses recorded on covered loans; and (ii) 80% impact of the lower discount accretion on the loans and contingent liability for unfunded commitments accounted for under ASC 310-20, which as indicated previously, had an estimated accretion period of one year. The impact of those two items was partially offset by higher amortization (lower accretion) of the loss share indemnification asset resulting from the evaluation of expected cash flows of the loan portfolio completed in June and updated in September that resulted in reduced losses expected to be collected from the FDIC. This reduction in losses also results in an improvement in interest income due to an increase in the accretable yield on the covered loans. The impact in interest income is taken throughout the life of the loans whereas the life of the indemnification asset is tied to the FDIC loss sharing agreements and is shorter; and

•	higher net gain on sale of securities and valuation adjustments principally due the $8.5 million gain on the sale of $234 million in FHLB notes during the third quarter of 2011.

OPERATING EXPENSES

Table F provides a breakdown of operating expenses by major categories.

TABLE F
Operating Expenses
	Quarters ended September 30,			Nine months ended September 30,

(In thousands)	2011	2010	Variance	2011	2010	Variance
Personnel costs:

Salaries	$ 77,455	$ 93,791	$ (16,336)	$ 227,944	$ 274,933	$ (46,989)
Commissions, incentives and other bonuses	11,630	21,302	(9,672)	33,548	41,670	(8,122)
Pension, postretirement and medical insurance	11,385	14,711	(3,326)	36,181	46,456	(10,275)
Other personnel costs, including payroll taxes	11,254	11,401	(147)	31,150	37,110	(5,960)
Total personnel costs	111,724	141,205	(29,481)	328,823	400,169	(71,346)
Net occupancy expenses	25,885	28,425	(2,540)	76,428	86,359	(9,931)
Equipment expenses	10,517	25,432	(14,915)	33,314	74,231	(40,917)
Other taxes	12,391	13,872	(1,481)	38,986	38,635	351
Professional fees:
Collections, appraisals and other credit related fees	6,514	7,411	(897)	19,877	18,920	957
Programming, processing and other technology services	24,063	6,197	17,866	72,672	20,742	51,930
Other professional fees	18,179	34,616	(16,437)	52,374	69,836	(17,462)
Total professional fees	48,756	48,224	532	144,923	109,498	35,425

Communications	6,800	9,514	(2,714)	21,198	31,628	(10,430)
Business promotion	14,650	11,260	3,390	35,842	29,759	6,083
FDIC deposit insurance	23,285	17,183	6,102	68,640	49,894	18,746
Loss on early extinguishment of debt	109	25,448	(25,339)	8,637	26,426	(17,789)
Other real estate owned (OREO) expenses	3,234	6,997	(3,763)	11,885	26,322	(14,437)
Other operating expenses:

Credit and debit card processing, volume and interchange expenses	5,416	14,846	(9,430)	13,565	38,747	(25,182)
Transportation and travel	1,689	2,364	(675)	5,074	6,123	(1,049)
Printing and supplies	1,445	2,876	(1,431)	3,933	7,898	(3,965)
All other	13,991	21,484	(7,493)	40,983	48,266	(7,283)
Total other operating expenses	22,541	41,570	(19,029)	63,555	101,034	(37,479)

Amortization of intangibles	2,463	2,411	52	6,973	6,915	58
Total operating expenses	$ 282,355	$ 371,541	$ (89,186)	$ 839,204	$ 980,870	$ (141,666)
The decrease in operating expenses for the quarter and nine months ended September 30, 2011, when compared with the same periods of the previous year, was impacted by the following factors:

•

A decrease in personnel costs that was principally related to the reduction in headcount due to the sale of the ownership interest in EVERTEC. Full-time equivalent employees were 8,350 at September 30, 2011, compared with 10,321 at September 30, 2010. EVERTEC had 1,879 employees at September 30, 2010. Personnel costs for the EVERTEC operations, including the merchant business, approximated $29.3 million and $71.7 million for the quarter and nine months ended September 30, 2010, respectively. Furthermore, influencing the variance in personnel costs was lower net periodic pension cost by $2.5 million and $11.1 million for the quarter and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. Refer to Note 25 to the consolidated financial statements for a breakdown of the net periodic pension cost. The reduction in net periodic pension cost included the impact of higher expected return on plan assets for 2011. Those favorable variances were partially offset by the salaries from the employees hired from the former Westernbank operations after the April 30, 2010 acquisition date and the impact of annual salary revisions;

•

A decrease in net occupancy expenses, which was primarily the result of a reduction in rental expense due to the EVERTEC sale. EVERTEC, including the merchant business, incurred net occupancy expenses of approximately $3.6 million and $10.6 million for the quarter and nine months ended September 30, 2010, respectively;

•

A decrease in equipment expenses that was mainly due to lower amortization of software licenses and depreciation of electronic equipment as a result of the transfer of software and equipment to EVERTEC as part of the sale in the third quarter of 2010. Equipment expenses pertaining to the EVERTEC operations approximated $12.8 million and $35.8 million for the quarter and nine months ended September 30, 2010;

•

A reduction in communication expenses primarily due to the transferring of communication lines to EVERTEC, including those related to the merchant banking business. The former EVERTEC reportable segment, including the merchant business, recorded communication costs of $3.0 million and $9.3 million for the quarter and nine months ended September 30, 2010, respectively;

•

Lower loss on early extinguishment of debt in 2011 since the results for 2010 included a $15.8 million prepayment penalty on the repurchase and cancellation of $175 million in term notes and $9.7 million on the cancellation of $180 million of FHLB advances and $54 million in public fund certificates of deposit. For the nine months ended September 30, 2011, this is offset in part by $8.0 million in prepayment penalties on the repayment of $100 million in medium-term notes in the first quarter of 2011;

•

OREO expenses decreased during the third quarter and nine months ended September 30, 2011 as compared to the same periods of 2010 mainly as a result of lower write-downs in commercial properties since 2010 included large reappraisal adjustments on certain high-value properties; and

•

The other operating expenses caption also reflects a decline mainly due to a decrease in credit and debit card processing, volume and interchange expenses mainly due to the sale of the processing and merchant banking businesses. The reduction in all other categories within other operating expenses was in part related to transactions costs recognized in 2010 on the EVERTEC sale, which was offset in part by the negative impact of the impairment losses of $6.1 million recognized during the first nine months of 2011 related to the write-down of the net assets of the Corporation’s Venezuela operations.

These favorable variances for the quarter and nine months ended September 30, 2011, when compared with the same periods of the previous year, were partially offset by the following negative factors:

•

An increase in professional fees, which was principally in the categories of system application processing and hosting, which represent services provided by EVERTEC to the Corporation’s subsidiaries. Prior to the sale of EVERTEC, these costs were fully eliminated in consolidation, but now 51% of such costs are not eliminated when consolidating the Corporation’s financial results of operations, resulting in an increase in the costs for the third quarter and nine months ended September 30, 2011. The increase related to those services provided by EVERTEC in 2011 was partially offset by a reduction in other professional costs, such as transaction costs for legal and consulting services that were incurred as part of the negotiations and sale of the ownership interest in EVERTEC;

•	An increase in business promotion, mainly in advertising expenses due to new campaigns and costs from the credit card reward point programs; and

•	Higher FDIC deposit insurance assessments during 2011 mainly due to the change in the assessment computation for BPPR effective in the second quarter of 2011.

INCOME TAXES

Income tax expense amounted to $ 5.5 million for the quarter ended September 30, 2011, compared with an income tax expense of $102.0 million for the same quarter in 2010. The decrease in income tax expense was primarily due to lower income before tax on the Puerto Rico operations mainly due to the gain on sale of the 51% interest in EVERTEC during the third quarter of 2010. The latter gain was calculated at the preferential tax rate of 25%. In addition, as discussed in the Net Interest Income section of this MD&A, there was an increase in exempt interest income net of disallowance of expenses attributed to such exempt income.

The components of income tax for the quarter ended September 30, 2011 and 2010 were as follows:

	Quarters ended
	September 30, 2011		September 30, 2010

(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$9,921	30%	$244,110	41%
Net benefit of net tax exempt interest income	(7,779)	(23)	6,317	1
Effect of income subject to preferential tax rate	(79)	-	(149,325)	(25)
Deferred tax asset valuation allowance	1,473	4	9,746	2
Non-deductible expenses	5,475	17	7,076	1
Difference in tax rates due to multiple jurisdictions	(1,542)	(5)	97	-
State taxes and others	(1,932)	(6)	(15,990)	(3)
Income tax expense	$5,537	17%	$102,031	17%

Income tax expense amounted to $114.7 million for the nine months ended September 30, 2011, compared with an income tax expense of $120.0 million for the same period in 2010. The decrease in income tax expense was mainly due to lower income before tax on the Puerto Rico operations mostly because of the gain on the sale of EVERTEC during 2010. Also, the decrease in income tax expense was also associated with the tax benefit of $53.6 million recorded in June 2011 for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income). The Corporation and the Puerto Rico Treasury Department agreed that for tax purposes the deductions related to certain loan charge-offs recorded on the consolidated financial statements for those two years could be deferred until 2013 through 2016.

This decrease in the income tax expense was partially offset by the recognition of $103.3 million in income tax expense and a corresponding reduction in the net deferred tax assets of the Puerto Rico operations as a result of the reduction in the marginal tax rate from 39% to 30% during the first quarter of 2011. In January 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico, which among the most significant changes applicable to the Corporation was the reduction in the marginal tax as indicated above.

The components of income tax for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended
	September 30, 2011		September 30, 2010

(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$78,904	30%	$198,417	41%
Net benefit of net tax exempt interest income	(25,392)	(10)	(5,828)	(1)
Effect of income subject to preferential tax rate	(411)	-	(150,431)	(31)
Deferred tax asset valuation allowance	113	-	71,582	15
Non-deductible expenses	16,201	6	20,958	4
Difference in tax rates due to multiple jurisdictions	(5,884)	(2)	6,371	1
Initial adjustment in deferred tax due to change in tax rate	103,287	39	-	-
Recognition of tax benefits from previous years [1]	(53,615)	(20)	-	-
State taxes and others	1,461	1	(21,075)	(4)
Income tax expense	$114,664	44%	$119,994	25%
[1] Due to ruling and closing agreement

Refer to Note 27 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets at September 30, 2011 and December 31, 2010.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

As a result of the sale of a 51% interest in EVERTEC, the Corporation no longer presents EVERTEC as a reportable segment and therefore, historical financial information for EVERTEC, including the merchant acquiring business that was part of the BPPR reportable segment but transferred to EVERTEC in connection with the sale, was reclassified in 2010 under Corporate for all periods discussed. Revenues from the Corporation’s equity interest in EVERTEC are being reported as non-interest income in the Corporate group.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 29 to the consolidated financial statements.

The Corporate group reported a net loss of $35.8 million for the third quarter and $83.7 million for the nine months ended September 30, 2011, compared with net income of $496.5 million for the third quarter and $472.6 million for the nine months ended September 30, 2010. The variance in these quarterly results was principally due to the gain on the sale of the 51% interest in EVERTEC in 2010 of $640.8 million, reduced by the related tax expense at a preferential tax rate of 25%.

Highlights on the earnings results for the reportable segments are discussed below.

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $54.2 million for the quarter ended September 30, 2011, compared with $12.1 million for the same quarter in 2010. The principal factors that contributed to the variance in the financial results for the third quarter of 2011, when compared with the same quarter of the previous year, included the following:

•

higher net interest income by $15.1 million, or 5%, mostly due to lower interest expense on deposits by $12.3 million due to management’s actions to reduce deposit rates and lower interest expense on borrowings by $16.9 million, mainly due to balance sheet deleveraging and the significant reduction in the average balance of the note issued to the FDIC as shown in Table B. The reduction in interest expense more than offset the decline in interest income on loans of $6.8 million and money market, investment and trading securities of $7.3 million. The decline on loans was principally in the commercial, construction and consumer loan portfolios due to a combination of lower portfolio balances and loan yields, partially offset by a greater volume of mortgage loans due to portfolio purchases and originations. The decline in interest income included a decrease in interest income on the covered loans by $10.0 million, mainly due to lower discount accretion on revolving lines of credit, partially offset by higher discount accreted on ASC 310-30 loans due to improved cash flow expectations, which are recognized in income prospectively. The decline in interest income on investments was mainly due to lower average balances due to management’s strategy to deleverage the balance sheet and pay down the note issued to the FDIC. The net interest margin on a non-taxable equivalent basis was 5.15% for the quarter ended September 30, 2011, compared with 4.66% for the same quarter in the previous year;

•

lower provision for loan losses by $25.5 million, or 14%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $51.1 million, or 28%, partially offset by the recording of a provision for loan losses on the covered loans of $25.6 million during the third quarter of 2011. The provision for loan losses on the non-covered loan portfolio represented 146% of net charge-offs for the third quarter of 2011, compared with 120% of net charge-offs for the same quarter of 2010. The provision for the quarter ended September 30, 2011 included the impact of the $12.7 million write-down on the loans transferred to the held-for-sale category during the third quarter of 2011. Non-performing loans held-in-portfolio, excluding covered loans, in this reportable segment totaled $1.3 billion as of September 30, 2011, compared with $1.7 billion at the same date in 2010. Refer to the Credit Risk Management and Loan quality section of this MD&A for certain quality indicators and further explanations;

•

lower non-interest income by $4.7 million, or 4%, which included lower fair value adjustment on the equity appreciation instrument by $10.6 million and lower amortization of the contingent liability on unfunded commitments of Westernbank by $12.4 million. Refer to Table B for detailed amounts on those Westernbank-related items. These unfavorable variances were partially offset by higher gains on sale of loans, net of valuation adjustments on loans held-for-sale, of $8.5 million, higher gains on the sale of securities by $4.5 million and higher other service fees by $6.3 million, principally in credit and debit card fees;

•

lower operating expenses by $0.6 million, which were a combination of lower personnel costs by $6.2 million, principally due to lower net periodic pension cost and because the third quarter of 2010 included special payments for certain Westernbank terminated employees after the conversion was completed, lower equipment expenses by $1.9 million and lower other real estate expenses on commercial properties by $5.6 million. These favorable variances were partially offset by higher business promotion expenses by $2.6 million and higher FDIC deposit insurance assessment by $8.9 million; and

•

lower income tax expense by $5.5 million, or 43%, mainly due to the fact that during the third quarter of 2010, income tax expense increased due to an adjustment related to the benefit on net exempt interest income as compared to the same quarter of 2011. This was partially offset by an increase in income during the quarter ended September 30, 2011.

Net income for the nine months ended September 30, 2011 totaled $197.6 million, compared with $69.5 million for the same period in the previous year. These results reflected:

•

higher net interest income by $148.8 million, or 19%, mostly due to interest income from the covered loans which contributed with an increase in interest income of $131.8 million. Other favorable variances included reduced deposit and borrowing costs, and greater volume of mortgage loans, partially offset by lower interest income on investment securities due to lower volumes and lower income from commercial, construction and consumer loans due to lower volume and yields. The net interest margin was 5.04% for the nine months ended September 30, 2011, compared with 4.32% for the same period in 2010;

•

lower provision for loan losses by $69.6 million, or 17%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $159.3 million, or 39%, partially offset by the recording of a provision for loan losses on the covered loans of $89.7 million during the nine months ended September 30, 2011. The decline on the provision for loan losses for non-covered loans was mainly due to a lower level of net charge-offs, principally from the construction and consumer loans portfolios. The decrease in net-charge offs of the BPPR construction loan portfolio was principally because a substantial portion of the portfolio was reclassified to held-for-sale in December 2010. The decline in consumer loans net charge-offs reflects some signs of a more stable credit performance in personal loans. Refer to the Credit Risk Management and Loan Quality section for detailed information by loan portfolio and credit quality metrics;

•

higher non-interest income by $12.2 million, or 4%, which was mostly driven by the Westernbank items described in the quarterly variances discussed above. Refer to Table B for the year-to-date amounts. There was a positive variance also in other service fees and gain on sale of securities. These variances were partially offset by higher unfavorable valuation adjustments on loans held-for-sale, lower trading profits from the mortgage-banking operations and lower service charges on deposit accounts;

•

higher operating expenses by $19.9 million, or 3%, mainly due to higher professional fees, including consulting, legal and collection services, as a result of higher legal fees, appraisal fees, and consulting fees; higher FDIC deposit insurance assessments; and higher business promotion expenses. These variances were partially offset by lower other real estate expenses on commercial properties, lower personnel costs and equipment expenses for reasons such as those explained in the quarterly results; and

•

higher income tax expense by $82.6 million, mainly due to an increase in income before tax. Also, during the first quarter of 2011, an adjustment to income tax expense was made to amend the deferred tax asset as a result of the change in tax rate to 30%. These variances were partially offset by a tax benefit of $53.6 million for the recognition of certain tax benefits not previously recorded during years 2009 and 2010 as described in the Overview section of this MD&A.

Banco Popular North America

For the quarter ended September 30, 2011, the reportable segment of Banco Popular North America reported net income of $8.6 million, compared with a net loss of $14.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results for the quarter ended September 30, 2011, when compared with the third quarter of 2010, included the following:

•

lower net interest income by $4.0 million, principally due to the reduction in the average loan portfolio by $1.6 billion, partially offset by the positive impact of a reduction in the cost of funds by 42 basis points and deleveraging of the balance sheet. Despite the reduction in net interest income, the BPNA reportable segment net interest margin increased to 3.62% for the quarter ended September 30, 2011 from 3.41% for the same quarter in the previous year;

•

lower provision for loan losses by $13.2 million, or 40%, principally driven by improvements in credit performance and lower loan balances, primarily in the commercial loan portfolio. Net charge-offs decreased in all loan categories resulting in a total reduction of $50.6 million. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•

higher non-interest income by $4.6 million, or 35%, principally due to $5.2 million in higher gains on the sale of loans, net of valuation adjustments on loans held-for-sale, partially offset by lower service charges on deposit accounts by $1.0 million; and

•

lower operating expenses by $8.5 million, or 12%, principally as a result of $9.7 million in prepayments penalties during the quarter ended September 30, 2010 on the cancellation of certain debt and deposits.

Net income for the nine months ended September 30, 2011 totaled $33.4 million, compared with a net loss of $176.6 million for the same period in the previous year. These results reflected:

•

lower net interest income by $8.7 million, or 4%, mainly as a result of lower earning assets primarily as a result of loan pay downs, sales and charge-offs. This negative variance was partially offset by deleveraging of the balance sheet and lower deposit costs. The BPNA reportable segment had a net interest margin of 3.62% for the nine months ended September 30, 2011, compared with 3.26% for the same period in 2010;

•

lower provision for loan losses by $192.0 million, or 78%, as a result of improvements in certain portfolio trends, reductions in all loan portfolios and lower net charge-offs by $164.9 million, consisting of reductions in all loan categories. Also, there was the $13.8 million reduction in the provision for loan losses for the first quarter of 2011 related to the benefit of improved pricing on the sale of the non-conventional mortgage loan portfolio;

•

higher non-interest income by $8.6 million, or 19%, principally as a result of higher gains on the sale of loans, net of valuation adjustments on loans held-for-sale and adjustments to representation and warranty reserves, by $17.0 million, mainly from mortgage loans. This was partially offset by $8.1 million in lower service charges on deposit accounts; and

•

lower operating expenses by $17.6 million, or 9%, mainly due to lower prepayments penalties on the early extinguishment of debt, and lower professional fees including consulting, armored car and computer services. There were also lower net occupancy and equipment expenses mainly due to fewer branches. In addition, results for 2010 included a settlement loss on the termination of the BPNA pension plan.

FINANCIAL CONDITION

Assets

The Corporation’s total assets were $38.2 billion at September 30, 2011, $38.7 billion at December 31, 2010, and $40.7 billion at September 30, 2010. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of such dates.

Trading and Investment securities

Trading account securities amounted to $273 million at September 30, 2011, compared with $547 million at December 31, 2010 and $483 million at September 30, 2010. The decrease in trading account securities was principally due to the sale of mortgage-backed securities in September 2011. The sale was made to take advantage of favorable market conditions for the securities and the proceeds will be used to repay short-term debt.

Table G provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 6 and 7 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

TABLE G

Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	September 30,	December 31,		September 30,

(In millions)	2011	2010	Variance	2010	Variance
U.S. Treasury securities	$51.3	$64.0	$(12.7)	$65.2	$(13.9)
Obligations of U.S. Government sponsored entities	984.7	1,211.3	(226.6)	1,397.0	(412.3)
Obligations of Puerto Rico, States and political subdivisions	145.9	144.7	1.2	237.9	(92.0)
Collateralized mortgage obligations	1,822.1	1,323.4	498.7	1,442.6	379.5
Mortgage-backed securities	2,292.2	2,576.1	(283.9)	2,782.7	(490.5)
Equity securities	6.1	9.5	(3.4)	8.8	(2.7)
Others	52.8	30.2	22.6	21.4	31.4
Total investment securities AFS and HTM	$5,355.1	$5,359.2	$(4.1)	$5,955.6	$(600.5)

The decrease in investment securities from September 30, 2010 to the same date in 2011 was related to maturities and prepayments, which proceeds were used mostly to partially prepay the note payable issued to the FDIC as part of the FDIC-assisted transaction. Also, the decrease was due to the sale of $234 million in FHLB notes during the third quarter of 2011. With this sale, the Corporation monetized part of the unrealized gain in its investment portfolio and will use the proceeds to prepay part of the note issued to the FDIC note without prepayment penalty. These decreases were offset by purchases of investment securities by the BPNA reportable segment during the first quarter of 2011 in order to deploy excess liquidity, mainly in the form of U.S. Government agency-issued collateralized mortgage obligations and U.S. agency securities.

Loans

Refer to Table H, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table H. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC.

In general, the changes in most loan categories generally reflect soft loan demand, the impact of loan charge-offs, portfolio runoff of the exited loan origination channels at the BPNA reportable segment and loan sales. The decreases were partially offset by mortgage loan growth in the Puerto Rico operations due to loan acquisitions and loan origination volumes generated by government incentives.

TABLE H

Loans Ending Balances

(in thousands)	September 30, 2011	December 31, 2010	Variance September 30, 2011 vs. December 31, 2010	September 30, 2010	Variance September 30, 2011 vs. September 30, 2010
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,588,919	$11,393,485	$(804,566)	$11,719,127	$(1,130,208)
Construction	358,060	500,851	(142,791)	1,299,929	(941,869)
Lease financing	571,068	602,993	(31,925)	613,560	(42,492)
Mortgage	5,466,503	4,524,722	941,781	4,750,068	716,435
Consumer	3,689,336	3,705,984	(16,648)	3,758,743	(69,407)
Total non-covered loans held-in-portfolio	20,673,886	20,728,035	(54,149)	22,141,427	(1,467,541)
Loans covered under FDIC loss sharing agreements [1]	4,512,423	4,836,882	(324,459)	4,953,195	(440,772)
Total loans held-in-portfolio	25,186,309	25,564,917	(378,608)	27,094,622	(1,908,313)
Loans held-for-sale:
Commercial	24,191	60,528	(36,337)	5,409	18,782
Construction	234,336	412,744	(178,408)	540	233,796
Mortgage	110,250	420,666	(310,416)	109,139	1,111
Total loans held-for-sale	368,777	893,938	(525,161)	115,088	253,689
Total loans	$25,555,086	$26,458,855	$ (903,769)	$27,209,710	$ (1,654,624)
[1] Refer to Note 8 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

The decrease in commercial loans held-in-portfolio from December 31, 2010 to September 30, 2011 was reflected in the BPPR and BPNA reportable segments by $0.3 billion and $0.5 billion, respectively. The decrease in the BPPR reportable segment was principally the result of overall portfolio runoff and the impact of loan charge-offs. The decrease in the BPNA reportable segment was in part because of the run-off of the legacy portfolio of the exited lines of business and loan charge-offs. Overall the Corporation continues to experience lower levels of origination activity due to soft demand in the current economic environment. Commercial loans held-in-portfolio at BPPR and BPNA reportable segments declined by $0.4 billion and $0.7 billion, respectively, when compared with September 30, 2010. The decrease at both reportable segments was principally due to net charge-offs, low levels of origination activity and portfolio run-off, as well as the reclassification of commercial loans to held-for-sale by the BPPR reportable segment in December 2010.

The decrease in construction loans from December 31, 2010 to September 30, 2011 was principally in the BPNA reportable segment by $138 million, mainly due to loan repayments and certain loan charge-offs. The decline in the construction loan portfolio from September 30, 2010 to the same date in 2011 was principally driven by the held-for-sale transaction reclassification that took place in the fourth quarter of 2010 in which $503.9 million (book value) of construction loans were transferred from the loans held-in-portfolio category to the loans held-for-sale category. Also, this decline in construction loans was related to loan charge-offs and conversion to repossessed properties.

The decline in the lease financing portfolio from December 31, 2010 to September 30, 2011 was experienced at the BPPR and BPNA reportable segments by approximately $20 million and $12 million, respectively. The decrease from September 30, 2010 to September 30, 2011 at the BPPR reportable segment was $25 million, which as well as for other loan portfolios has been hit by the general slowdown in originations. BPNA, which lease financing portfolio decreased by $17 million, is no longer originating lease financing and as such, the outstanding portfolio in those operations is running off.

The increase in mortgage loans held-in-portfolio from December 31, 2010 was principally related to the acquisition of loans held-in-portfolio of $842 million during the nine months ended September 30, 2011, principally related to two large whole loan purchases from a Puerto Rico financial institution that involved approximately $518 million in unpaid principal balance of performing residential mortgage loans. Also, the increase in the mortgage loan portfolio was due to higher volume of non-conforming residential mortgage loans originated from residential projects financed by BPPR and to loans repurchased under credit recourse arrangements in the Puerto Rico operations. The increased origination volumes were prompted by the Puerto Rico government housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing. The increase from September 30, 2010 to the same date in 2011 was associated to similar factors, partially offset by the impact of the reclassification of $396 million in book value of non-conventional mortgage loans to loans held-for-sale in December 2010 by BPNA and which were subsequently sold during 2011, and portfolio run-off at BPNA.

The decrease in consumer loans from December 31, 2010 and September 30, 2010 to September 30, 2011 was related to the BPNA reportable segment due to runoff of the portfolio at exited lines of business, including E-LOAN. Also, there were declines in personal loans at the BPPR reportable segment. These declines were partially offset by the credit card portfolio acquired by BPPR in August 2011.

The decrease in mortgage loans held-for-sale from December 31, 2010 to September 30, 2011 was principally at the BPNA reportable segment by $196 million due to the sale of the non-conventional mortgage loans during 2011 and at the BPPR reportable segment by $114 million due to loans securitized into mortgage-backed securities.

The decrease in commercial and construction loans held-for-sale from December 31, 2010 to September 30, 2011 was due to the loan sale executed in September 2011 by BPPR as described in the Overview section of this MD&A and loan collections. The increase in construction loans held-for-sale from September 30, 2010 to the same date in 2011 was related to the portion of the loans reclassified in December 2010, which were not included in the September sale, but for which management is pursuing opportunities for their sale.

Covered loans were initially recorded at fair value. Their carrying value approximated $4.5 billion at September 30, 2011, of which approximately 57% pertained to commercial loans, 13% to construction loans, 27% to mortgage loans and 3% to consumer loans. Note 8 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $4.1 billion of their carrying value at September 30, 2011, was accounted for under ASC Subtopic 310-30. The decline in covered loans from December 31, 2010 and September 30, 2010 to September 30, 2011 was principally due to collections, partially offset by discount accretion.

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

Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Corporation measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The Corporation accounted for the majority of the acquired covered loans pursuant to the expected cash flows framework of ASC 310-30. Thus, on a prospective basis, the accounting for these loans and the indemnification asset is based on expected cash flows, similar to how the loans and the associated indemnification asset was initially accounted for at acquisition. A minority of the covered loans, approximately 6% at acquisition, constituted revolving lines of credit. These lines of credit were accounted for at fair value upon acquisition, which value considered expected cash flows. Due to their revolving characteristics, these loans are subsequently accounted for under ASC 310-20 and not based on the expected cash flows framework of ASC 310-30 loans. As the acquisition date discount on these revolving lines of credit is accreted into income, the carrying value of the loans increases. Since the indemnification asset must be measured on the same basis as the indemnified item, the Corporation reduces the indemnification asset at the same time that the indemnified loan carrying amount increases due to the discount accretion. Simultaneously, the Corporation evaluates these ASC 310-20 loans on a quarterly basis to determine if a general and/or specific allowance for loan losses is necessary under the provisions of ASC Subtopic 450-20 and ASC Section 310-10-35.

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

The amount ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Note 10 to the consolidated financial statements for additional information on the FDIC loss share agreements.

The following table sets forth the activity in the FDIC loss share asset for the nine months ended September 30, 2011 and 2010.

(In thousands)	2011	2010
Balance at beginning of year	$2,318,183	$-
FDIC loss share indemnification asset recorded at business combination	-	2,337,748
Accretion of loss share indemnification asset, net	8,677	43,812
Credit impairment losses to be covered under loss sharing agreements	71,787	-
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(32,919)	(66,517)
Payments received from FDIC under loss sharing agreements	(561,111)	-
Other adjustments attributable to FDIC loss sharing agreements	(6,278)	9,935
Balance at September 30	$1,798,339	$2,324,978

Other assets

Table I provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at September 30, 2011, December 31, 2010 and September 30, 2010.

TABLE I

Breakdown of Other Assets

(In thousands)	September 30, 2011	December 31, 2010	Variance September 30, 2011 vs. December 31, 2010	September 30, 2010	Variance September 30, 2011 vs. September 30, 2010
Net deferred tax assets (net of valuation allowance)	$341,648	$388,466	$(46,818)	$329,768	$11,880
Investments under the equity method	304,470	299,185	5,285	292,493	11,977
Bank-owned life insurance program	241,542	237,997	3,545	236,824	4,718
Prepaid FDIC insurance assessment	78,397	147,513	(69,116)	164,190	(85,793)
Other prepaid expenses	88,754	75,149	13,605	91,193	(2,439)
Derivative assets	67,582	72,510	(4,928)	85,180	(17,598)
Securities sold not yet delivered	855,567	23,055	832,512	41,702	813,865
Others	190,569	206,012	(15,443)	201,808	(11,239)
Total other assets	$2,168,529	$1,449,887	$718,642	$1,443,158	$725,371

The increase in other assets from December 31, 2010 to September 30, 2011 was principally due to securities sold not yet delivered. This included the previously mentioned sales of FHLB notes and mortgage-backed securities in September 2011 (trade date), but that will be delivered / settled in October 2011. This increase was partially offset by a reduction in the prepaid FDIC insurance assessment due to amortization. Also, there were lower deferred tax assets compared with December 31, 2010. Refer to Note 27 to the consolidated financial statements for a table presenting the composition of the Corporation’s net deferred tax assets at September 30, 2011 and December 31, 2010.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at September 30, 2011 and December 31, 2010 is included in Table J.

TABLE J

Financing to Total Assets

(Dollars in millions)

			% increase (decrease)	% of total assets
	September 30,	December 31,	from December 31, 2010	September 30,	December 31,
	2011	2010	to September 30, 2011	2011	2010
Non-interest bearing deposits	$5,527	$4,939	11.9%	14.5%	12.8%
Interest-bearing core deposits	15,817	15,637	1.2	41.4	40.4
Other interest-bearing deposits	6,609	6,186	6.8	17.3	16.0
Repurchase agreements	2,602	2,413	7.8	6.8	6.2
Other short-term borrowings	166	364	(54.4)	0.5	0.9
Notes payable	2,551	4,170	(38.8)	6.7	10.8
Others	894	1,213	(26.3)	2.3	3.1
Stockholders’ equity	4,013	3,801	5.6	10.5	9.8

Deposits

A breakdown of the Corporation’s deposits at period-end is included in Table K.

TABLE K

Deposits Ending Balances

(In thousands)	September 30, 2011	December 31, 2010	Variance September 30, 2011 vs. December 31, 2010	September 30, 2010	Variance September 30, 2011 vs. September 30, 2010
Demand deposits [1]	$6,149,514	$5,501,430	$648,084	$6,023,732	$125,782
Savings, NOW and money market deposits (non-brokered)	10,787,782	10,371,580	416,202	10,328,457	459,325
Savings, NOW and money market deposits (brokered)	100,002	-	100,002	-	100,002
Time deposits (non-brokered)	8,005,247	8,594,759	(589,512)	8,873,350	(868,103)
Time deposits (brokered CDs)	2,910,795	2,294,431	616,364	2,514,505	396,290
Total deposits	$27,953,340	$26,762,200	$1,191,140	$27,740,044	$213,296

[1]	Includes interest and non-interest bearing demand deposits.

The increase in demand deposits from December 31, 2010 to September 30, 2011 was principally due to an increase in deposits in trust, commercial checking accounts and deposits securing loans. The increase in savings, NOW and money market deposits from December 31, 2010 and September 30, 2010 was mostly related to commercial and wealth management accounts. Those increases were in the BPPR reportable segment. Non-brokered time deposits declined at both BPPR and BPNA, and the decrease was primarily in retail banking time deposits. Brokered deposits increased at BPPR. Brokered deposits provide an alternate funding source at lower interest rates than other time deposits. The Corporation continues its efforts to reducing the funding cost of its deposit base, primarily in Puerto Rico.

Borrowings

The Corporation’s borrowings amounted to $5.3 billion at September 30, 2011, compared with $6.9 billion at December 31, 2010 and $7.7 billion at September 30, 2010. The decrease in borrowings from December 31, 2010 and September 30, 2010 was mostly related to a reduction of $1.8 billion and $2.6 million, respectively, in the note issued to the FDIC. Refer to Note 15 to the consolidated financial statements for detailed information on the Corporation’s borrowings at September 30, 2011, December 31, 2010 and September 30, 2010. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The decrease in other liabilities of $319 million from December 31, 2010 to September 30, 2011 was principally due to a decrease in the Corporation’s pension and restoration benefit obligation due to contributions made to the plan during the nine months ended September 30, 2011 amounting to approximately $131.3 million, and to lower taxes payable by $91 million.

Stockholders’ Equity

Stockholders’ equity totaled $4.0 billion at September 30, 2011, $3.8 billion at December 31, 2010, and $4.1 billion at September 30, 2010. The increase from December 31, 2010 was principally due to earnings retention, while the decrease from September 30, 2010 was principally due to the net loss recognized in the fourth quarter of 2010, which more than offset the net income for the nine months ended September 30, 2011. Refer to the consolidated statements of condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2011, December 31, 2010, and September 30, 2010 are presented on Table L. As of such dates, BPPR and BPNA were well-capitalized.

TABLE L

Capital Adequacy Data	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010
Risk-based capital:
Tier I capital	$3,913,727	$3,733,776	$3,965,531
Supplementary (Tier II) capital	315,827	328,107	341,721
Total capital	$4,229,554	$4,061,883	$4,307,252
Risk-weighted assets:
Balance sheet items	$21,926,955	$22,588,231	$23,230,670
Off-balance sheet items	2,818,437	3,099,186	3,158,181
Total risk-weighted assets	$24,745,392	$25,687,417	$26,388,851
Average assets	$36,961,601	$38,400,026	$39,256,118
Ratios:
Tier I capital (minimum required – 4.00%)	15.82%	14.54%	15.03%
Total capital (minimum required – 8.00%)	17.09	15.81	16.32
Leverage ratio *	10.59	9.72	10.10

* All banks are required to have minimum tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At September 30, 2011 the capital adequacy minimum requirement for Popular Inc., was (in thousands): Total Capital of $1,979,631, Tier I Capital of $989,816, and Tier I Leverage of $1,108,848, based on a 3% ratio, or $1,478,464, based on a 4% ratio, according to the Bank’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2010 to September 30, 2011 was principally due to a reduction on assets, changes in balance sheet composition including the increase in lower risk-assets such as mortgage loans, higher net deferred tax asset included without limitation in regulatory capital and internal capital generation.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At September 30, 2011, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At September 30, 2011, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

During the third quarter of 2010, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions are adopted currently, the Corporation estimates they would not have a significant negative impact on its regulatory capital ratios based on its current understanding of the revisions to capital qualification. The Corporation awaits clarification from its banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds.

The Corporation’s tangible common equity to tangible assets ratio was 8.67% at September 30, 2011 and 8.01% at December 31, 2010. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 12.02% at September 30, 2011, compared with 10.95% at December 31, 2010.

The tangible common equity ratio and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

The table that follows provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2011 and December 31, 2010.

(In thousands, except share or per share information)	September 30, 2011	December 31, 2010
Total stockholders’ equity	$4,012,601	$3,800,531
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(648,353)	(647,387)
Less: Other intangibles	(64,212)	(58,696)
Total tangible common equity	$3,249,876	$3,044,288
Total assets	$38,178,603	$38,722,962
Less: Goodwill	(648,353)	(647,387)
Less: Other intangibles	(64,212)	(58,696)
Total tangible assets	$37,466,038	$38,016,879
Tangible common equity to tangible assets	8.67%	8.01%
Common shares outstanding at end of period	1,024,475,398	1,022,727,802
Tangible book value per common share	$3.17	$2.98

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

The following table reconciles the Corporation’s total common stockholders’ equity (GAAP) at September 30, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

(In thousands)	September 30, 2011	December 31, 2010
Common stockholders’ equity	$3,962,441	$3,750,371
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(209,120)	(159,700)
Less: Disallowed deferred tax assets[2]	(222,601)	(231,475)
Less: Intangible assets:
Goodwill	(648,353)	(647,387)
Other disallowed intangibles	(31,272)	(26,749)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,525)	(1,538)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	125,004	129,511
Total Tier 1 common equity	$2,974,574	$2,813,033

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

[2] Approximately $126 million of the Corporation’s $342 million of net deferred tax assets at September 30, 2011 ($144 million and $388 million, respectively, at December 31, 2010), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $223 million of such assets at September 30, 2011 ($231 million at December 31, 2010) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $7 million of the Corporation’s other net deferred tax assets at September 30, 2011 ($13 million at December 31, 2010) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

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

•

Troubled debt restructurings (“TDRs”) - loans classified as TDRs are typically already in non-accrual status at the time of the modification. The TDR loan should continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after classified as a TDR) and management has evaluated whether it is probable that the borrower would be in payment default in the foreseeable future.

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

A summary on non-performing assets, including certain credit quality metrics, is presented in Table M.

TABLE M

Non-Performing Assets

(Dollars in thousands)	September 30, 2011	As a percentage of loans HIP by category [2]	December 31, 2010	As a percentage of loans HIP by category [2]	September 30, 2010	As a percentage of loans HIP by category [2]
Commercial	$872,581	8.2%	$725,027	6.4%	$784,304	6.7%
Construction	187,914	52.5	238,554	47.6	818,186	62.9
Lease financing	4,194	0.7	5,937	1.0	6,478	1.1
Mortgage	617,723	11.3	542,033	12.0	669,175	14.1
Consumer	49,259	1.3	60,302	1.6	65,906	1.8
Total non-performing loans held-in- portfolio, excluding covered loans	1,731,671	8.4%	1,571,853	7.6%	2,344,049	10.6%
Non-performing loans held-for-sale [5]	259,776		671,757		-
Other real estate owned (“OREO”), excluding covered OREO	175,785		161,496		168,823
Total non-performing assets, excluding covered assets	$2,167,232		$2,405,106		$2,512,872
Covered loans and OREO [1]	86,301		83,539		110,047
Total non-performing assets	$2,253,533		$2,488,645		$2,622,919

Accruing loans past due 90 days or more [3]	$329,473		$338,359		$295,996
Ratios excluding covered loans and OREO [4]:
Non-performing loans held-in-portfolio to loans held-in-portfolio	8.38%		7.58%		10.59%
Allowance for loan losses to loans held-in-portfolio	3.35		3.83		5.62
Allowance for loan losses to non-performing loans, excluding held-for-sale	39.99		50.46		53.07
Ratios including covered loans and OREO:
Non-performing loans held-in-portfolio to loans held-in-portfolio	6.92%		6.25%		8.85%
Allowance for loan losses to loans held-in-portfolio	3.07		3.10		4.59
Allowance for loan losses to non-performing loans, excluding held-for-sale	44.35		49.64		51.88

HIP = “held-in-portfolio”

[1] The amount consists of $11 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $75 million in covered OREO as of September 30, 2011 (December 31, 2010 - $26 million and $58 million, respectively; September 30, 2010 - $54 million and $56 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

[2] Loans held-in-portfolio used in the computation exclude $4.5 billion in covered loans at September 30, 2011 (December 31, 2010 - $4.8 billion; September 30, 2010 - $5.0 billion).

[3] The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.2 billion at September 30, 2011 (December 31, 2010 - $916 million; September 30, 2010 - $586 million). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

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

[5] Non-performing loans held-for-sale consist of $235 million in construction loans, $24 million in commercial loans and $1 million in mortgage loans as of September 30, 2011 (December 31, 2010 - $412 million, $61 million and $199 million, respectively).

At September 30, 2011, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $1.2 billion in the Puerto Rico operations and $352 million in the U.S. mainland operations. These figures compare to $811 million in the Puerto Rico operations and $404 million in the U.S. mainland operations at December 31, 2010.

In addition to the non-performing loans included in Table M, at September 30, 2011, there were $50 million of performing loans, excluding covered loans, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired, compared with $111 million at December 31, 2010.

Table N summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, for the quarters and nine months ended September 30, 2011 and 2010.

TABLE N

Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarter ended September 30,							Nine months ended September 30,

(Dollars in thousands)	2011		2011	2011		2010		2011		2011	2011		2010

	Non-covered loans		Covered loans	Total		Total	[1]	Non-covered loans		Covered loans	Total		Total	[1]
Balance at beginning of period	$689,678		$57,169	$746,847		$1,277,016		$793,225		$-	$793,225		$1,261,204
Provision for loan losses	150,703		25,573	176,276		215,013		306,177		89,735	395,912		657,471
	840,381		82,742	923,123		1,492,029		1,099,402		89,735	1,189,137		1,918,675
Losses:
Commercial	102,664		1,278	103,942		109,239		287,735		3,248	290,983		279,440
Construction	9,315		-	9,315		75,918		31,607		4,345	35,952		184,216
Lease financing	1,223		-	1,223		3,205		5,298		-	5,298		12,953
Mortgage	14,801		65	14,866		23,722		36,525		65	36,590		80,250
Consumer	44,812		2,478	47,290		60,567		147,607		3,156	150,763		193,750
	172,815		3,821	176,636		272,651		508,772		10,814	519,586		750,609
Recoveries:
Commercial	21,263		-	21,263		8,944		52,580		-	52,580		28,890
Construction	5,732		1,500	7,232		5,472		16,212		1,500	17,712		8,776
Lease financing	797		-	797		1,226		2,884		-	2,884		3,949
Mortgage	1,155		-	1,155		1,232		3,451		-	3,451		4,236
Consumer	8,693		-	8,693		7,742		25,642		-	25,642		30,077
	37,640		1,500	39,140		24,616		100,769		1,500	102,269		75,928
Net loans charged-off (recovered):
Commercial	81,401		1,278	82,679		100,295		235,155		3,248	238,403		250,550
Construction	3,583		(1,500)	2,083		70,446		15,395		2,845	18,240		175,440
Lease financing	426		-	426		1,979		2,414		-	2,414		9,004
Mortgage	13,646		65	13,711		22,490		33,074		65	33,139		76,014
Consumer	36,119		2,478	38,597		52,825		121,965		3,156	125,121		163,673
	135,175		2,321	137,496		248,035		408,003		9,314	417,317		674,681
Net write-downs (recoveries) related to loans transferred to loans held-for-sale	12,706		-	12,706		-		(1,101)		-	(1,101)		-
Balance at end of period	$692,500		$80,421	$772,921		$1,243,994		$692,500		$80,421	$772,921		$1,243,994
Ratios:
Annualized net charge-offs to average loans held-in-portfolio	2.64%			2.20%		4.52%		2.65%			2.21%		3.98%
Provision for loan losses to net charge-offs	1.11	x		1.28	x	0.87	x	0.75	x		0.95	x	0.97	x

[1] There was no allowance for loan losses on covered loans as of September 30, 2010.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves and for qualitative information on the main factors driving the variances.

Table O presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2011 and September 30, 2010.

TABLE O

Annualized Net Charge-offs to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarter ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

Commercial	3.06%	3.47%	2.87%	2.78%

Construction	3.88	20.11	4.93	15.18

Lease financing	0.30	1.28	0.55	1.88

Mortgage	1.04	1.97	0.89	2.24

Consumer	3.95	5.54	4.46	5.60

Total annualized net charge-offs to average loans held-in-portfolio	2.64%	4.52%	2.65%	3.98%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 188 and 133 basis points, from 4.52% and 3.98% for the quarter and nine months ended September 30, 2010 to 2.64% and 2.65% for the respective periods in 2011. Both decreases were mainly driven by: (i) the benefits provided by the loan portfolio reclassifications to held-for-sale that took place in the fourth quarter of 2010, and (ii) a lower volume of commercial loans, principally in the BPNA reportable segment which continues to reflect an improvement in credit performance. Commercial loans held-in-portfolio, excluding covered loans, declined by $1.1 billion from September 30, 2010 to September 30, 2011, principally at the BPNA reportable segment which decreased by $717.4 million for the same period. As previously explained, in December 2010, the Corporation transferred approximately $603 million (book value) of commercial and construction loans of the BPPR reportable segment and $396 million (book value) of non-conventional mortgage loans of the U.S. mainland reportable segment, mainly non-accruing loans, from the held-in-portfolio to held-for-sale category, at the lower of cost or fair value less estimated costs to sell. This transfer resulted in a decrease in net charge-offs and loan delinquencies in each portfolio, driven by a lower level of problem loans remaining in loans held-in-portfolio. The reduction in the net charge-off ratio was also related to the improvement in the credit quality of certain portfolios and the positive results of steps taken by the Corporation to mitigate the overall credit risks.

Commercial loans

The level of non-performing commercial non-covered loans held-in-portfolio at September 30, 2011, compared to December 31, 2010, increased on a consolidated basis by $147.6 million, driven by an increase of $167.5 million in the BPPR reportable segment partially offset by a decrease of $19.9 million in the BPNA reportable segment. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio increased from 6.36% at December 31, 2010 to 8.24% at September 30, 2011. The ratio of non-performing commercial loans to commercial loans held-in-portfolio was 6.69% at September 30, 2010. This increase was mainly attributed to weak economic conditions in Puerto Rico, which have continued to adversely impact the commercial loan portfolio. Non-performing commercial loans at the BPNA reportable segment reflected a decreasing trend, as the Corporation’s U.S. Mainland operations have continued to reflect certain signs of stabilization.

The table that follows provides information on commercial non-performing loans at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarters and nine months ended September 30, 2011 and September 30, 2010 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarters ended			For the nine months ended

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010

BPPR Reportable Segment:

Non-performing commercial loans	$652,937	$485,469	$514,628	$652,937	$514,628

Non-performing commercial loans to commercial loans HIP, both excluding covered loans and loans held-for-sale	10.18%	7.26%	7.58%	10.18%	7.58%

Commercial loan net charge-offs	$58,508		$57,248	$146,960	$121,785

Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans and loans held-for-sale	3.69%		3.47%	3.01%	2.37%

BPNA Reportable Segment:

Non-performing commercial loans	$219,644	$239,558	$269,676	$219,644	$269,676

Non-performing commercial loans to commercial loans HIP, excluding loans held-for-sale	5.26%	5.12%	5.51%	5.26%	5.51%

Commercial loan net charge-offs	$22,892		$43,047	$88,195	$128,765

Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding loans held-for-sale	2.15%		3.48%	2.68%	3.34%

Commercial non-performing loans held-in-portfolio in the BPPR reportable segment increased from December 31, 2010 to September 30, 2011 since weak economic conditions in Puerto Rico have continued to adversely impact the BPPR commercial loan portfolio. At the BPNA reportable segment, non-performing loans held-in-portfolio decreased from December 31, 2010 to September 30, 2011 as the loan portfolio continues to show signs of credit stabilization in terms of delinquencies.

In the non-covered loans held-in-portfolio, there were 5 commercial loan relationship greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $72 million at September 30, 2011, compared with 1 commercial loan relationship with an outstanding balance of approximately $10 million at December 31, 2010, and 2 commercial loan relationships with an outstanding balance of approximately $23 million at September 30, 2010.

The table that follows presents the changes in non-performing commercial non-covered loans held in-portfolio for the quarter and nine months ended September 30, 2011, for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011

(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA

Beginning Balance	$ 557,421	$ 227,166	$ 485,469	$ 239,558

Plus:

New non-performing loans	197,365	68,810	430,957	193,622

Advances on existing non-performing loans	10,037	226	10,037	226

Less:

Non-performing loans transferred to OREO	(2,171)	(4,604)	(7,680)	(17,437)

Non-performing loans charged-off	(58,510)	(36,055)	(131,921)	(106,584)

Loans returned to accrual status / loan collections	(51,205)	(35,899)	(133,925)	(89,741)

Ending balance September 30, 2011	$ 652,937	$ 219,644	$ 652,937	$ 219,644

For the quarter ended September 30, 2011, non-covered commercial loans held-in-portfolio newly classified in non-performing status at the BPPR reportable segment amounted to $197 million, an increase of $86 million, when compared to the additions for the quarter ended June 30, 2011. The increase was in part associated with loans judgmentally placed in non-accruing status by management based on the understanding that the repayment capacity according to the original terms has been affected even though the clients are still current in its loan payments.

Additions to commercial loans held-in-portfolio in non-performing status at the BPNA reportable segment during the third quarter of 2011 amounted to $69 million, a decrease of $6 million, when compared to the additions for the second quarter of 2011. The decrease in commercial non-performing loans for the BPNA reportable segment was principally attributable to lower levels of problem loans remaining in the portfolio.

The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended September 30, 2011 decreased by $18.9 million when compared with the quarter ended September 30, 2010. The decrease was primarily driven by a reduction of $20.2 million net charge-offs in the BPNA reportable segment, partially offset by a slight increase of $1.3 million in commercial loan net charge-offs in the BPPR reportable segment. For the quarter ended September 30, 2011, the charge-offs associated to collateral dependent commercial loans amounted to approximately $35.4 million in the BPPR reportable segment and $9.8 million in the BPNA reportable segment.

The decrease in the commercial loan net charge-offs at the BPNA reportable segment was mostly attributable to a lower level of problem loans remaining in the commercial loans portfolio coupled with principal repayments and pay-offs, accompanied by signs of credit stabilization in this reportable segment reflected principally by the reduction of $19.9 million in non-performing loans from December 31, 2010 to September 30, 2011.

The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, represented 3.83% of that portfolio at September 30, 2011, compared with 4.06% at December 31, 2010. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 46.43% at September 30, 2011, compared with 63.78% at December 31, 2010. The decrease in the ratio was principally driven by a lower allowance for loan losses for the commercial loan portfolio of the BPNA reportable segment, prompted by a lower portfolio balance and a lower level of problem loans remaining in the portfolio. The allowance for loan losses for the commercial loan portfolio of the BPPR reportable segment also decreased, mainly driven by a lower portfolio balance.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.7 billion at September 30, 2011, of which $3.2 billion was secured with owner occupied properties, compared with $7.0 billion and $3.1 billion, respectively, at December 31, 2010. CRE non-performing loans, excluding covered loans amounted to $637 million at September 30, 2011, compared to $553 million at December 31, 2010. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 12.86% and 5.51%, respectively, at September 30, 2011, compared with 9.61% and 5.79%, respectively, at December 31, 2010.

At September 30, 2011, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $181 million of loan modifications for the BPPR reportable segment and $15 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments for these loan TDRs amounted to $3 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at September 30, 2011. The commercial loan TDRs in non-performing status for the BPPR and BPNA reportable segments at September 30, 2011 amounted to $139 million and $15 million, respectively. As of September 30, 2011, commercial TDRs which were evaluated for impairment resulted in a specific reserve of $1 million at the BPPR reportable segment. Commercial TDRs at the BPNA reportable segment did not require any specific reserve at September 30, 2011.

Construction loans

Non-performing construction loans held-in-portfolio decreased by $51 million from December 31, 2010 to September 30, 2011 mainly attributed to a lower level of problem loans remaining in the held-in-portfolio classification for the U.S. operations. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 47.63% at December 31, 2010 to 52.48% at September 30, 2011, mainly due to reductions in the loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio was 62.94% at September 30, 2010.

The tables below provide information on construction non-performing loans held-in-portfolio at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarters and nine months ended September 30, 2011 and September 30, 2010 for the BPPR and BPNA reportable segments.

	For the quarters ended			For the nine months ended

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010

BPPR Reportable Segment:

Non-performing construction loans	$ 64,971	$ 64,678	$ 618,879	$ 64,971	$ 618,879

Non-performing construction loans to construction loans HIP, both excluding covered loans and loans held-for-sale	39.64%	38.42%	70.03%	39.64%	70.03%

Construction loan net charge-offs (recoveries)	$ (81)		$ 54,567	$ 1,996	$ 112,701

Construction loan net charge-offs (annualized) to average construction loans HIP, excluding covered loans and loans held-for-sale	(0.21)%		23.62%	1.77%	15.10%

	For the quarters ended			For the nine months ended

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010

BPNA Reportable Segment:

Non-performing construction loans	$ 122,943	$ 173,876	$ 199,307	$ 122,943	$ 199,307

Non-performing construction loans to construction loans HIP, excluding loans held-for-sale	63.33%	52.29%	47.88%	63.33%	47.88%

Construction loan net charge-offs	$ 3,664		$ 15,879	$ 13,399	$ 62,739

Construction loan net charge-offs (annualized) to average construction loans HIP, excluding loans held-for-sale	6.92%		13.31%	6.71%	15.32%

Non-performing construction loans held-in-portfolio in the BPPR reportable segment remained almost unchanged at $65 million, when compared to December 31, 2010, driven principally by a lower level of problem loans in the remaining construction loan portfolio classified as held-in-portfolio, prompted by the construction loans held-for-sale reclassification that took place in the fourth quarter of 2010 at the BPPR reportable segment. At the BPNA reportable segment, non-performing loans held-in-portfolio decreased by $51 million, from $174 million as of December 31, 2010 to $123 million as of September 30, 2011, resulting from the downsizing of the construction loan portfolio at the BPNA reportable segment.

In the non-covered loans held-in-portfolio, there were 3 construction loan relationships greater than $10 million in non-performing status with an aggregate outstanding balance of $32 million at September 30, 2011, compared with 7 construction loan relationships with an aggregate outstanding principal balance of $99 million at December 31, 2010. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the Corporation as it continues to be adversely impacted by weak economic and real estate market conditions, particularly in Puerto Rico.

The BPPR reportable segment construction loan portfolio, excluding covered loans and loans held-for-sale, totaled $164 million at September 30, 2011, compared with $168 million at December 31, 2010 and $884 million at September 30, 2010. The decrease in the ratio of non-performing construction loans held-in-portfolio to construction loans held-in-portfolio, excluding covered loans, when compared to September 30, 2010, was primarily attributed to the reclassification to loans held-for-sale during the fourth quarter of 2010, mostly of non-accruing loans.

The construction loan portfolio of the BPNA reportable segment, totaled $194 million at September 30, 2011, compared with $332 million at December 31, 2010 and $416 million at September 30, 2010. The increase in the ratio of non-performing construction loans held-in-portfolio to construction loans held-in-portfolio, was primarily attributed to a lower portfolio balance.

The table that follows presents the changes in non-performing construction loans held in-portfolio for the quarter ended September 30, 2011, for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011

(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA

Beginning Balance	$ 58,691	$ 139,544	$ 64,678	$ 173,876

Plus:

New non-performing loans	14,324	7,829	31,262	23,205

Advances on existing non-performing loans	48	101	205	101

Less:

Non-performing loans transferred to OREO	—	(2,824)	(4,924)	(3,859)

Non-performing loans charged-off	(563)	(8,554)	(10,256)	(20,809)

Loans returned to accrual status / loan collections	(7,529)	(13,153)	(15,994)	(49,571)

Ending balance at September 30, 2011	$ 64,971	$ 122,943	$ 64,971	$ 122,943

For the quarter ended September 30, 2011, non-covered construction loans held-in-portfolio newly classified to non-performing status at the BPPR and BPNA reportable segments amounted to $14 million and $8 million, respectively, which represented increases of $10 million and $4 million, when compared to the additions for the quarter ended June 30, 2011. The construction loan portfolios continue to be negatively impacted by the real estate market conditions, particularly those in the BPPR reportable segment.

Construction loans net charge-offs for the quarter ended September 30, 2011, compared with the quarter ended September 30, 2010, decreased by $55 million and $12 million in the BPPR and BPNA reportable segments, respectively. These decreases resulted from the steps taken by the Corporation to mitigate the overall credit risk, which included the BPPR loans held-for-sale reclassification that took place in the fourth quarter of 2010 and a lower level of problem loans in the construction loan portfolio at the BPNA reportable segment. The construction loan portfolio of the BPPR reportable segment continues to be impacted by generally weak market conditions, decreases in property values, oversupply in certain areas, and reduced absorption rates.

For the quarter ended September 30, 2011, the charge-offs associated to collateral dependent construction loans amounted to approximately $1.3 million and $7.6 million in the BPPR and BPNA reportable segments, respectively. Lower level of net charge-offs have been experienced in the construction loan portfolios at both reportable segments principally attributable to lower portfolio balances and a lower level of problem loans remaining in the portfolios. Management has identified construction loans considered impaired and has charged-off specific reserves based on the value of the collateral.

The allowance for loan losses corresponding to construction loans, represented 4.25% of that portfolio, excluding covered loans, at September 30, 2011, compared with 9.53% at December 31, 2010. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 8.11% at September 30, 2011, compared with 20.01% at December 31, 2010. As explained above, the decrease was driven by a lower level of problem loans, which resulted in lower net charge-offs, coupled with decreases in loan portfolio balances in both reportable segments.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $5 million or 3.05% of construction loans held-in-portfolio, excluding covered loans, at September 30, 2011, compared with $16 million or 9.55% at December 31, 2010. The decrease was driven by a lower level of net charge-offs, thus, requiring a lower allowance, coupled with decreases in loan portfolio balance.

The allowance for loan losses corresponding to the construction loan portfolio for the BPNA reportable segment totaled $10 million or 5.27% of construction loans held-in-portfolio at September 30, 2011, compared to $32 million or 9.52% at December 31, 2010. The reduction in net charge-offs observed in the construction loan portfolio of the BPNA reportable segment for the quarter ended September 30, 2011, when compared to same quarter in 2010, was attributable to a lower portfolio balance and lower level of problem loans remaining in the portfolio.

The construction loans held-in-portfolio, excluding covered loans, included $4 million in TDRs for the BPPR reportable segment and $69 million for the BPNA reportable segment, which were considered TDRs at September 30, 2011. The outstanding commitments for these construction TDR loans at September 30, 2011 were $410 thousand for the BPPR reportable segment and no outstanding commitments for the BPNA reportable segment. There were $3 million in construction TDR loans in non-performing status for the BPPR reportable segment and $69 million in the BPNA reportable segment at September 30, 2011. These construction TDR loans were individually evaluated for impairment resulting in no specific reserves for the BPPR and BPNA reportable segments at September 30, 2011. The impaired portions of collateral dependent construction TDR loans were charged-off during the fourth quarter of 2010.

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

Mortgage loans

Non-performing mortgage loans held-in-portfolio increased by $76 million from December 31, 2010 to September 30, 2011, primarily as a result of an increase of $62 million in the BPPR reportable segment, accompanied by an increase of $14 million in the BPNA reportable segment. The increase in the BPPR reportable segment was driven principally by weak economic conditions in Puerto Rico, coupled with the level of mortgage loans repurchased under credit recourse arrangements. During the third quarter of 2011, the BPPR reportable segment repurchased $53 million of mortgage loans under credit recourse arrangements. The mortgage business has continued to be negatively impacted by the weak economic conditions in Puerto Rico as evidenced by the increased levels of non-performing mortgage loans and delinquency rates.

During the fourth quarter of 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings. These loans were substantially sold during 2011.

For the quarter ended September 30, 2011, the Corporation’s mortgage loans net charge-offs to average mortgage loans held-in-portfolio decreased to 1.04%, down by 93 basis points when compared to the quarter ended September 30, 2010. The decrease in the mortgage loan net charge-off ratio was mainly due to: (i) lower losses in the U.S. mainland non-conventional mortgage business driven by the previously explained loans held-for-sale reclassification that took place in December 31, 2010 and (ii) a higher portfolio balance at the BPPR reportable segment, principally driven by loan originations and loans purchases.

At the BPPR reportable segment, mortgage loan net charge-offs (excluding covered loans) for the quarter ended September 30, 2011 amounted to $7.6 million, an increase of $2.5 million, when compared to same quarter in 2010. The mortgage business has continued to be negatively impacted by the current economic conditions in Puerto Rico which has resulted in increased levels of non-performing mortgage loans.

The BPPR reportable segment’s mortgage loans held-in-portfolio (excluding covered loans) totaled $4.6 billion at September 30, 2011, compared with $3.6 billion at December 31, 2010. Refer to the Financial Condition section in this MD&A for major explanations on the increase in this loan portfolio. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $65 million or 1.41% of mortgage loans held-in-portfolio, excluding covered loans, at September 30, 2011, compared to $42 million or 1.15% at December 31, 2010.

At September 30, 2011, the mortgage loan TDRs for the BPPR’s reportable segment amounted to $388 million (including $118 million guaranteed by U.S. Government sponsored entities), of which $181 million were in non-performing status. Although the criteria for specific impairment excludes large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage loans), it specifically requires its application to modifications considered TDRs. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $17 million at September 30, 2011. There were no outstanding commitments for these mortgage loan TDRs in the BPPR reportable segment at September 30, 2011.

The table that follows provides information on mortgage non-performing loans at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarters and nine months ended September 30, 2011 and September 30, 2010 for the BPPR reportable segment.

	For the quarters ended			For the nine months ended
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010
BPPR Reportable Segment:
Non-performing mortgage loans	$578,675	$517,443	$480,614	$578,675	$480,614
Non-performing mortgage loans to mortgage loans HIP, both excluding covered loans and loans held- for-sale	12.50%	14.19%	13.98%	12.50%	13.98%

Mortgage loan net charge-offs	$7,560		$5,102	$22,336	$14,543
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans and loans held-for-sale	0.68%		0.63%	0.73%	0.62%

The BPNA reportable segment mortgage loan portfolio totaled $833 million at September 30, 2011, compared with $875 million at December 31, 2010. As compared to the quarter ended September 30, 2010, this portfolio has reflected better performance in terms of losses.

The table that follows provides information on mortgage non-performing loans at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarters and nine months ended September 30, 2011 and September 30, 2010 for the BPNA reportable segment.

	For the quarters ended			For the nine months ended
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010
BPNA Reportable Segment:
Non-performing mortgage loans	$37,160	$23,587	$187,496	$37,160	$187,496
Non-performing mortgage loans to mortgage loans HIP, excluding loans held-for-sale	4.46%	2.70%	14.32%	4.46%	14.32%

Mortgage loan net charge-offs	$6,086		$17,389	$10,686	$61,471
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding loans held- for-sale	2.90%		5.21%	1.67%	5.90%

As explained previously, in December 2010, approximately $396 million (book value) of U.S. non-conventional residential mortgage loans were reclassified as loans held-for-sale at the BPNA reportable segment, most of which were delinquent mortgage loans, mortgages in non-performing status, or troubled debt restructurings. All these loans were sold in the first semester of 2011.

BPNA’s non-conventional mortgage loan portfolio outstanding at September 30, 2011 amounted to approximately $496 million with a related allowance for loan losses of $24 million, which represents 4.77% of that particular loan portfolio, compared with $513 million with a related allowance for loan losses of $22 million or 4.29%, respectively, at December 31, 2010. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

There were $3.1 million in net charge-offs for BPNA’s non-conventional mortgage loans held-in-portfolio for the quarter ended September 30, 2011 or 2.49% of average non-conventional mortgage loans held-in-portfolio. Net charge-offs of BPNA’s non-conventional mortgage loans held-in-portfolio amounted to $14.4 million for the quarter ended September 30, 2010, and represented 6.02% of average non-conventional mortgage loans held-in-portfolio for that period. The decrease is principally due to the previously explained loans held-for-sale reclassification that took place in December 31, 2010.

At September 30, 2011, mortgage loans held-in-portfolio, included a total of $39 million in TDRs for the BPNA reportable segment. There were no outstanding commitments for these mortgage loan TDRs. The mortgage loan TDRs in non-performing status for the BPNA reportable segments at September 30, 2011 amounted to $7 million. The mortgage loan TDRs were evaluated for impairment resulting in specific reserve of $12 million for the BPNA reportable segment, at September 30, 2011.

Consumer loans

Non-performing consumer loans (excluding covered loans) decreased from December 31, 2010 to September 30, 2011, as a result of decreases of $3 million and $8 million in the BPPR and BPNA reportable segments, respectively. The decrease in the BPPR reportable segment was principally related to an overall improvement in the consumer lines of business, mainly personal and leasing loans, as the portfolios continue to reflect signs of a more stable credit performance. The decrease in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. This portfolio has experienced improvements in terms of delinquencies and net charge-offs.

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

The consumer loans held-in-portfolio, excluding covered loans, included $148 million in TDRs for the BPPR reportable segment and $3 million for the BPNA reportable segment, which were considered TDRs at September 30, 2011. There were $6 million in consumer TDR loans in non-performing status for the BPPR reportable segment and $1 million in the BPNA reportable segment at September 30, 2011.

The table that follows provides information on consumer non-performing loans at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarters and nine months ended September 30, 2011 and September 30, 2010 for the BPPR reportable segment.

	For the quarters ended			For the nine months ended
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010
BPPR Reportable Segment:
Non-performing consumer loans	$34,481	$37,236	$41,604	$34,481	$41,604
Non-performing consumer loans to consumer loans HIP, both excluding covered loans and loans held-for-sale	1.16%	1.29%	1.43%	1.16%	1.43%

Consumer loan net charge-offs	$23,278		$34,058	$79,055	$100,026
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans and loans held-for-sale	3.19%		4.62%	3.66%	4.46%

The table that follows provides information on mortgage non-performing loans at September 30, 2011, December 31, 2010, and September 30, 2010 and net charge-offs information for the quarter and nine months ended September 30, 2011, and September 30, 2010 for the BPNA reportable segment.

	For the quarters ended			For the nine months ended
(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010	September 30, 2011	September 30, 2010
BPNA Reportable Segment:
Non-performing consumer loans	$14,778	$23,066	$24,302	$14,778	$24,302
Non-performing consumer loans to consumer loans HIP, excluding loans held-for-sale	2.04%	2.85%	2.88%	2.04%	2.88%

Consumer loan net charge-offs	$12,841		$18,767	$42,910	$63,647
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding loans held-for-sale	6.96%		8.67%	7.48%	9.38%

As previously explained, the decrease in non-performing consumer loans for the BPNA reportable segment was attributable in part to home equity lines of credit and closed-end second mortgages. As compared to 2010, these loan portfolios showed signs of improved performance due to significant charge-offs recorded in previous periods improving the quality of the remaining portfolio, combined with aggressive collection efforts and loan modification programs. Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $9 million or 8.13% of this particular average loan portfolio for the quarter ended September 30, 2011, compared with $12.9 million or 10.88%, respectively, for the quarter ended September 30, 2010. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at September 30, 2011 totaled $382 million with a related allowance for loan losses of $28 million, representing 7.28% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2010 totaled $437 million with a related allowance for loan losses of $41 million, representing 9.29% of that particular portfolio.

Troubled debt restructurings

In general, loans classified as TDRs are maintained in accrual status if the loan was in accrual status at the time of the modification. Other factors considered in this determination include a credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms.

The following tables present the loans classified as TDRs according to their accruing status at September 30, 2011 and December 31, 2010.

	September 30, 2011
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$41,833	$154,561	$196,394
Construction	608	71,880	72,488
Mortgage	239,253	187,742	426,995
Consumer	143,749	7,180	150,929
	$425,443	$421,363	$846,806

	December 31, 2010
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$77,278	$80,919	$158,197
Construction	-	92,184	92,184
Mortgage	68,831	107,791	176,622
Consumer	123,012	10,804	133,816
	$269,121	$291,698	$560,819

The Corporation’s TDR loans totaled $847 million at September 30, 2011, an increase of $286 million, or 51%, from December 31, 2010. The increase was mainly due to the intensification of loss mitigation efforts on the mortgage portfolio. Mortgage TDRs increased by $250 million, or 142%, during the nine months ended on September 30, 2011, including $170 million of accruing loans of which $66 million were guaranteed by U.S. sponsored agencies.

Refer to Note 9 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Accruing loans past due 90 days or more

Accruing loans past due 90 days or more disclosed in Table M consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from other financial institutions, which are in the process of foreclosure, are classified as non-performing mortgage loans.

Allowance for Loan Losses

Refer to the 2010 Annual Report for detailed description of the Corporation’s accounting policy for determining the allowance for loan losses and for the Corporation’s definition of impaired loans.

Allowance for loan losses for loans related to the non-covered loan portfolio

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”), excluding the allowance for the covered loan portfolio, at September 30, 2011, December 31, 2010, and September 30, 2010 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

September 30, 2011

(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$21,240	$1,335	$46	$28,192	$7,665	$58,478
Impaired loans [1]	$519,827	$180,694	$6,568	$313,951	$147,053	$1,168,093
Specific ALLL to impaired loans [1]	4.09%	0.74%	0.70%	8.98%	5.21%	5.01%
General ALLL	$383,907	$13,900	$4,703	$67,689	$163,823	$634,022
Loans held-in-portfolio, excluding impaired loans [1]	$10,069,092	$177,366	$564,500	$5,152,552	$3,542,283	$19,505,793
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.81%	7.84%	0.83%	1.31%	4.62%	3.25%
Total ALLL	$405,147	$15,235	$4,749	$95,881	$171,488	$692,500
Total non-covered loans held-in-portfolio [1]	$10,588,919	$358,060	$571,068	$5,466,503	$3,689,336	$20,673,886
ALLL to loans held-in-portfolio [1]	3.83%	4.25%	0.83%	1.75%	4.65%	3.35%
[1] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.

[2] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. As of September 30, 2011, the general allowance on the covered loans amounted to $79 million while the specific reserve amounted to $1 million.

December 31, 2010

(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$8,550	$216	$-	$5,004	$-	$13,770
Impaired loans [1]	$445,968	$231,322	$-	$121,209	$-	$798,499
Specific ALLL to impaired loans [1]	1.92%	0.09%	-%	4.13%	-%	1.72%
General ALLL	$453,841	$47,508	$13,153	$65,864	$199,089	$779,455
Loans held-in-portfolio, excluding impaired loans [1]	$10,947,517	$269,529	$602,993	$4,403,513	$3,705,984	$19,929,536
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	4.15%	17.63%	2.18%	1.50%	5.37%	3.91%
Total ALLL	$462,391	$47,724	$13,153	$70,868	$199,089	$793,225
Total non-covered loans held-in-portfolio [1]	$11,393,485	$500,851	$602,993	$4,524,722	$3,705,984	$20,728,035
ALLL to loans held-in-portfolio [1]	4.06%	9.53%	2.18%	1.57%	5.37%	3.83%
[1] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. There was no allowance on these loans at December 31, 2010.

September 30, 2010

(Dollars in thousands)	Commercial	Construction	Lease Financing	Mortgage	Consumer	Total[2]
Specific ALLL	$107,318	$182,134	$-	$62,039	$-	$351,491
Impaired loans [1]	$621,557	$794,716	$-	$309,840	$-	$1,726,113
Specific ALLL to impaired loans [1]	17.27%	22.92%	-%	20.02%	-%	20.36%
General ALLL	$405,053	$125,454	$14,302	$112,641	$235,053	$892,503
Loans held-in-portfolio, excluding impaired loans [1]	$11,097,570	$505,213	$613,560	$4,440,228	$3,758,743	$20,415,314
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.65%	24.83%	2.33%	2.54%	6.25%	4.37%
Total ALLL	$512,371	$307,588	$14,302	$174,680	$235,053	$1,243,994
Total non-covered loans held-in-portfolio [1]	$11,719,127	$1,299,929	$613,560	$4,750,068	$3,758,743	$22,141,427
ALLL to loans held-in-portfolio [1]	4.37%	23.66%	2.33%	3.68%	6.25%	5.62%
[1] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2] Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. There was no allowance on these loans at September 30, 2010.

The decrease in the Corporation’s allowance for loan losses from December 31, 2010 to September 30, 2011 was primarily due to a reduction in the general component of the allowance for loan losses, which was mainly attributable to lower loan portfolio balances and net charge-offs, principally from the Corporation’s commercial, construction and consumer loan portfolios.

The decrease in the allowance for loan losses, excluding the allowance for covered loans, for the commercial loan portfolio at September 30, 2011, when compared with December 31, 2010, was mainly related to a reduction of $23 million and $47 million in the general component of the allowance for loan losses of the BPPR and BPNA reportable segments, respectively. These decreases were principally due to lower loan portfolio balances, mainly at the BPNA reportable segment, which decreased by $501 million. In addition, the commercial loan portfolio of the BPNA reportable segment continues to reflect signs of improvement in terms of credit performance. The general component of the allowance for loan losses of the construction loan portfolio amounted to $14 million at September 30, 2011, a decrease of $34 million compared with December 31, 2010. This decrease was driven principally by decreases in loan portfolio balances and non-performing loans in the BPNA reportable segment, as the latter continues to reflect signs of credit stabilization.

The allowance for loan losses of the mortgage loan portfolio, excluding the allowance for covered loans, increased by $25 million from December 31, 2010 to September 30, 2011. The increase was principally driven by the BPPR reportable segment which had a higher loan portfolio balance, higher delinquencies and an increase in specific reserves on mortgage loan TDRs. This unfavorable variance was partially offset by a decrease in the volume of mortgage loans and related net charge-offs in the BPNA reportable segment, as a result of the previously explained held-for-sale reclassification.

The allowance for loan losses of the consumer loan portfolio, excluding the allowance for covered loans, decreased by $28 million from December 31, 2010 to September 30, 2011. The consumer loan portfolios in both the BPPR and BPNA reportable segments have continued to reflect favorable credit trends.

The following table presents the Corporation’s recorded investment in loans that were considered impaired and the related valuation allowance at September 30, 2011, December 31, 2010, and September 30, 2010.

	September 30, 2011		December 31, 2010		September 30, 2010

(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$540.6	$60.1	$154.3	$13.8	$1,246.7	$351.5
No valuation allowance required	630.2	-	644.2	-	479.4	-
Total impaired loans	$1,170.8	$60.1	$798.5	$13.8	$1,726.1	$351.5

With respect to the $630 million portfolio of impaired commercial and construction loans for which no allowance for loan losses was required at September 30, 2011, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. At September 30, 2011, $537 million or 85% of the $630 million impaired commercial and construction loans with no valuation allowance were collateral dependent loans. For collateral dependent loans, management performed an analysis based on the fair value of the collateral less estimated costs to sell, and determined that the collateral was deemed adequate to cover any inherent losses at September 30, 2011. Impaired portions on collateral dependent commercial and construction loans were charged-off during the quarters ended September 30, 2011 and December 31, 2010.

Average impaired loans during the quarters ended September 30, 2011 and September 30, 2010 were $1.0 billion and $1.7 billion, respectively. The Corporation recognized interest income on impaired loans of $5.0 million and $5.2 million for the quarters ended September 30, 2011 and 2010, respectively, and $12.0 million and $14.5 million for the nine months ended September 30, 2011 and 2010, respectively.

The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended September 30, 2011 and 2010.

Table - Activity in Specific ALLL for the quarter ended September 30, 2011

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Consumer Loans	Leasing	Total
Specific allowance for loan losses at June 30, 2011	$7,755	$386	$11,665	$-	$-	$19,806
Provision for impaired loans	58,714	9,816	16,689	7,665	46	92,930
Less: Net charge-offs	45,229	8,867	162	-	-	54,258
Specific allowance for loan losses at September 30, 2011	$21,240	$1,335	$28,192	$7,665	$46	$58,478

Table - Activity in Specific ALLL for the quarter ended September 30, 2010

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Total
Specific allowance for loan losses at June 30, 2010	$132,753	$188,949	$61,737	$383,439
Provision for impaired loans	28,942	67,595	5,309	101,846
Less: Net charge-offs	54,377	74,410	5,007	133,794
Specific allowance for loan losses at September 30, 2010	$107,318	$182,134	$62,039	$351,491

For the quarter ended September 30, 2011, total net charge-offs for individually evaluated impaired loans amounted to approximately $54 million, of which $37 million pertained to the BPPR reportable segment and $17 million to the BPNA reportable segment. Most of these net charge-offs were related to the commercial and construction portfolios. The decrease in net charge-offs for loans considered impaired was attributable to: (i) the benefits provided by the previously mentioned reclassification of commercial, construction and mortgage loans held-for-sale that took place in the fourth quarter of 2010, which resulted in a lower level of problem loans in the remaining portfolio, and (ii) a lower portfolio balance of commercial loans at the BPNA reportable segment, driven by the Corporation’s decision to exit or downsize certain business lines.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 10% to 45% (including costs to sell). At September 30, 2011, the weighted average discount rate for the BPPR reportable segment was 21%.

In the Corporation’s U.S. operations, the Corporation generally uses 70% of appraised value. This discount was determined based on a study of other real estate owned, short sale and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. For commercial and construction loans at the BPNA reportable segment, the most typically applied collateral discount rate is 30%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the property, less estimated costs to sell, is charged-off. For this purpose and for residential real estate properties, the Corporation requests Independent Broker Price Opinion of Value of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR reportable segment, Independent Broker Price Opinions of Value of the subject collateral properties are currently subject to downward adjustment (cost to sell) of 5%. In the case of the U.S. mortgage loan portfolio, downward adjustments currently range from 0% to 30%, depending on the age of the appraisal and the location of the property.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2011.

September 30, 2011

	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	# of Loans	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Total commercial	383	$ 519,827	48%
Total construction	71	$ 180,694	14%

[1] Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that we relied upon “as developed” and “as is” for the period ended September 30, 2011 is presented in the table below.

September 30, 2011
	“As is”			“As developed”
(In thousands)	Count	Amount in $	As a % of total construction impaired loans HIP	Count	Amount in $	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio	39	$74,821	41%	26	$105,872	59%	94%

At September 30, 2011, the Corporation accounted for $106 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

Costs to complete are deducted from the subject “as developed” collateral value on impaired construction loans. Impairments determinations are calculated following the collateral dependent method, comparing the outstanding principal balance of the respective impaired construction loan against the expected realizable value of the subject collateral. Realizable values of subject collaterals have been defined as the “as developed” appraised value less costs to complete, costs to sell and discount factors. Costs to complete represent an estimate of the amount of money to be disbursed to complete a particular phase of a construction project. Costs to sell have been determined as a percentage of the subject collateral value, to cover related collateral disposition costs (e.g. legal and commission fees). As discussed previously, discount factors may be applied to the appraised amounts due to age or general market conditions.

Allowance for loan losses for loans – Covered loan portfolio

The Corporation’s allowance for loan losses at September 30, 2011 includes $80 million related to the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $62 million at quarter end, as certain pools reflected a higher than expected credit deterioration; (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $17 million, and (iii) loan advances on loan commitments assumed by the Corporation as part of the acquisition, which required an allowance of approximately $1 million. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses. For purposes of loans accounted for under ASC 310-20 and new loans originated as result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section

310-10-35 for individually impaired loans. Concurrently, the Corporation recorded an increase in the FDIC loss share indemnification asset for the expected reimbursement from the FDIC under the loss sharing agreements. No allowance for loans losses for covered loans was required at December 31, 2010 and September 30, 2010.

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 29 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. Since 2006, the Puerto Rico economy has been experiencing recessionary conditions. Based on information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased an estimated 3.6% during fiscal year ended June 30, 2010 and is projected to have declined a further 1% by the end of fiscal 2011. The unemployment rate in Puerto Rico remains high at 15.1% in September 2011. The Puerto Rico economy continues to be challenged, primarily, by a lack of job growth, a housing sector that remains under pressure, contraction in the manufacturing sector and a fiscal deficit that constrains government spending.

The Puerto Rico economy is still vulnerable, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions.

During 2011, the Puerto Rico government signed into law several economic and fiscal measures to help counter the prolonged recession. The implementation of a temporary excise tax on certain manufacturers allowed the government to implement a reduction in individual taxes that is expected to add nearly $1 billion annually to consumers’ purchasing power. The marginal corporate tax rate in Puerto Rico was also reduced from 39% to 30% in January 2011.

In 2010, the government also enacted a housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives, which were extended until December 2012 with minor modifications, include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, exemption on long-term capital gain tax in future sale of new properties and no property taxes for five years on new housing, among others. The incentives continue to attract home buyers into the market, especially in the more affordable priced segment. However, the high-end market is still under pressure due to excess supply.

Several major projects are under consideration by the Puerto Rico Government in areas such as energy and road infrastructure. These are expected to be structured as public and private partnerships and are expected to generate economic activity as they are awarded and construction commences. In June 2011, the government awarded a public private partnership to a consortium, effectively monetizing the future toll stream of a highway strip in the northern part of the island for the next 40 years, in a deal valued at $1.4 billion. Under the same public-private partnership program, the administration selected in August six finalists for a long-term concession to run the San Juan International Airport. The administration expects to select a winning bidder during the first quarter of 2012.

The government went to market in August with a $1 billion bond issue, which included $756 million in qualified school-construction bonds to modernize or build some 100 public schools around the island.

Tourism has been a recent bright spot, reflected in a significant pickup in visitors. The monthly average of 185,000 in hotel registrations in the first half of the year is currently at a 10-year high. While the higher number of visitors has yet to produce significant job gains in that sector, it has paved the way for more investments in the high-end sector of the market, including The Dorado Beach Ritz Reserve, which is scheduled to open in late 2012, and the St. Regis Hotel, which opened last November.

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

On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’ with negative outlook. Moody’s new Baa1 rating is at par with Fitch’s BBB+ and one notch above the BBB rating Puerto Rico received from S&P last March when the latter upgraded Puerto Rico’s credit rating for the first time in 28 years.

At September 30, 2011, the Corporation had $968 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $59 million were uncommitted lines of credit. Of these total credit facilities granted, $910 million were outstanding at September 30, 2011. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at September 30, 2011, the Corporation had outstanding $146 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Refer to Notes 6 and 7 to the consolidated financial statements for additional information. Of that total, $142 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Refer to Item 1A-Risk Factors of the Corporation’s Form 10-K for the year ended December 31, 2010 for additional information about how downgrades on the Government of Puerto Rico’s debt obligations could affect the value of our loans to the Government and our portfolio of Puerto Rico government securities.

As further detailed in Notes 6 and 7 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $657 million of residential mortgages and $223 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2011. On August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and Freddie Mac, and other agencies with securities linked to long-term U.S. government debt. These downgrades could have a material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent.

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2011, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions.

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

The aggregate contractual cash obligations, including purchase obligations and borrowings, by maturities, have not changed significantly from December 31, 2010. Refer to Note 15 for a breakdown of long-term borrowings by maturity.

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

The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2011:

Table - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period

(In millions)	Remaining 2011	Years 2012 - 2014	Years 2015 - 2017	Years 2018 - thereafter	Total

Commitments to extend credit	$4,783	$1,215	$429	$85	$6,512

Commercial letters of credit	16	3	-	-	19

Standby letters of credit	86	41	3	-	130

Commitments to originate mortgage loans	37	25	-	-	62

Unfunded investment obligations	1	9	-	-	10

Total	$4,923	$1,293	$432	$85	$6,733

At September 30, 2011, the Corporation maintained a reserve of approximately $12 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, including $4 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.

Refer to Note 19 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At September 30, 2011, the Corporation serviced $3.6 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $4.0 billion at December 31, 2010. The Corporation has not sold any mortgage loans subject to credit recourse during 2010 and 2011.

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

The table below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Total portfolio	$3,601,895	$3,981,915

Days past due:
30 days and over	$573,239	$651,204

90 days and over	$262,567	$314,031

As a percentage of total portfolio:
30 days past due or more	15.91%	16.35%
90 days past due or more	7.29%	7.89%

During the quarter and nine months ended September 30, 2011, the Corporation repurchased approximately $53 million and $168 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. This compares to repurchases of $38 million and $93 million, respectively, for the quarter and nine months ended September 30, 2010, and $121 million for the year ended December 31, 2010. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. The current economic situation has provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases.

At September 30, 2011, there were 16 outstanding unresolved claims related to the recourse portfolio with a principal balance outstanding of $1.8 million, compared with 27 and $2 million, respectively, at December 31, 2010. All the outstanding unresolved claims pertained to FNMA and FHLMC.

At September 30, 2011, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million, compared with $54 million at December 31, 2010.

The following table presents the changes in the Corporation’s liability of estimated losses from these credit recourses agreements, included in the consolidated statements of condition for the quarters and nine months ended September 30, 2011 and 2010.

	Quarters ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$55,327	$36,607	$53,729	$15,584

Additions for new sales	-	-	-	-

Provision for recourse liability	10,285	4,203	30,109	31,919

Net charge-offs / terminations	(10,055)	(3,144)	(28,281)	(9,837)

Balance as of end of period	$55,557	$37,666	$55,557	$37,666

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability.

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

The increase of $6.1 million in the provision for credit recourse liability experienced for the quarter ended September 30, 2011, when compared with the same quarter in 2010, was mainly driven by the deterioration in the loss severity and foreclosure rates experienced which increased in average by 976 basis points and 244 basis points, respectively, when compared with the quarter ended September 30, 2010, partially offset by an increase in the constant prepayment rates (CPR) assumption, which positively impacted the credit recourse liability. For the nine months ended September 30, 2011, the provision for credit recourse liability decreased by $1.8 million compared to the same period in 2010, mainly driven by a reduction of $505 million in the mortgage loan portfolio balance subject to repurchases under credit recourse arrangements and the increase in the constant prepayment rates (CPR). During the nine months ended September 30, 2011, delinquency rates, measured as the proportion of loans subject to recourse that were 90 days past due or more, increased in average by 22 basis points, up to 7.52%, while the loss severity and foreclosure rates increased in average by 793 basis points and 333 basis points, respectively, when compared to same period in 2010, which negatively impacted the credit recourse liability.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans approximated $21 million in unpaid principal balance with losses amounting to $2.3 million for the nine months ended September 30, 2011. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received $15 million to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio of approximately $3.5 billion at September 30, 2011. The Corporation recorded a representation and warranty reserve for the amount of the proceeds received from the third-party financial institution. At September 30, 2011, this reserve amounted to $14.5 million.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2011, the Corporation serviced $17.4 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $18.4 billion at December 31, 2010. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2011, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million, compared with $24 million at December 31, 2010. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At September 30, 2011, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At September 30, 2011 and December 31, 2010, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $28 million and $31 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 51% of claimed amounts during the 24-month period ended September 30, 2011 (52% during the 24-month period ended December 31, 2010). On the remaining 49% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 59% of claimed amounts during the 24-month period ended September 30, 2011 (62% during the 24-month period ended December 31, 2010). In total, during the 24-month period ended September 30, 2011, the Corporation paid an average of 34% of claimed amounts (24-month period ended December 31, 2010 – 34%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 at September 30, 2011 and December 31, 2010 are presented in the table below.

(In thousands)	September 30, 2011	December 31, 2010
By Counterparty
GSEs	$432	$805
Whole loan and private-label securitization investors	11,022	4,652
Total outstanding claims by counterparty	$11,454	$5,457

By Product Type
1st lien (Prime loans)	$11,454	$5,403
2nd lien (Prime loans)	-	54
Total outstanding claims by product type	$11,454	$5,457

The outstanding claims balance from private-label investors is comprised of three different counterparties at September 30, 2011 and at December 31, 2010.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. During the quarter and nine months ended September 30, 2011, charge-offs recorded by E-LOAN against this representation and warranty reserve associated with loan repurchases, indemnification or make-whole events and settlement / closure of certain agreements with counterparties to reduce the exposure to future claims were minimal. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The table that follows presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN, included in the consolidated statement of condition for the quarters and nine months ended September 30, 2011 and 2010.

	Quarters ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$29,016	$33,483	$30,659	$33,294

Additions for new sales	-	-	-	-

(Reversal) provision for representation and warranties	-	3,614	(522)	10,044

Net charge-offs / terminations	(807)	(2,534)	(1,928)	(8,775)

Balance as of end of period	$28,209	$34,563	$28,209	$34,563

During 2008, the Corporation provided indemnifications for the breach of certain representations or warranties in connection with certain sales of assets by the discontinued operations of Popular Financial Holding’s (“PFH”). The sales were on a non-credit recourse basis. At September 30, 2011, the agreements primarily include indemnification for breaches of certain key representations and warranties, some of which expire within a definite time period; others survive until the expiration of the applicable statute of limitations, and others do not expire. Certain of the indemnifications are subject to a cap or maximum aggregate liability defined as a percentage of the purchase price. The indemnification agreements outstanding at September 30, 2011 are related principally to make-whole arrangements. At September 30, 2011, the Corporation’s reserve related to PFH’s indemnity arrangements amounted to $4 million, compared with $8 million at December 31, 2010, and is included as other liabilities in the consolidated statement of condition. The reserve balance at September 30, 2011 contemplates historical indemnity payments. Popular, Inc. and Popular North America have agreed to guarantee certain obligations of PFH with respect to the indemnification obligations. The following table presents the changes in the Corporation’s liability for estimated losses associated to loans sold by the discontinued operations of PFH, included in the consolidated statement of condition for the quarters and nine months ended September 30, 2011 and 2010.

	Quarters ended September 30,		Nine months ended September 30,

(in thousands)	2011	2010	2011	2010

Balance as of beginning of period	$4,211	$6,750	$8,058	$9,405

Additions for new sales	-	-	-	-

(Reversal) provision for representations and warranties	-	(1,919)	-	(3,037)

Net charge-offs / terminations	(146)	(685)	(196)	(2,222)

Other - settlements paid	-	-	(3,797)	-

Balance as of end of period	$4,065	$4,146	$4,065	$4,146
PIHC fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $0.6 billion at September 30, 2011 (December 31, 2010 and September 30, 2010 - $0.6 billion). In addition, at September 30, 2011, December 31, 2010 and September 30, 2010, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 16 to the consolidated financial statements for further information on the trust preferred securities.

The Corporation is a defendant in a number of legal proceedings arising in the ordinary course of business as described in the Legal Proceedings section in Part II. Item 1 of this Form 10-Q and Note 19 to the consolidated financial statements.

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

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO meets on a weekly basis and reviews the Corporation’s current and forecasted asset and liability position as well as desired pricing strategies and other relevant topics. Also, on a monthly basis the ALCO reviews various interest rate risk sensitivities, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates that were described in the 2010 Annual Report are the same as those applied by the Corporation at September 30, 2011.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2012. Under a 200 basis points rising rate scenario, projected net interest income increases by $64.4 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $115.4 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at September 30, 2011 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

At September 30, 2011, the Corporation held trading account securities with a fair value of $273 million, representing approximately 1% of the Corporation’s total assets. Mortgage-backed securities represented 88% of the trading portfolio at September 30, 2011, compared with 90% at the end of 2010. The mortgage-backed securities are investment grade securities. A significant portion of the trading portfolio is hedged against market risk by positions that offset the risk assumed. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period income. The Corporation recognized net trading account profits of $3.3 million for the nine months ended September 30, 2011.

The Corporation’s trading activities are limited by internal policies. For each of the two subsidiaries, the market risk assumed under trading activities is measured by the 5-day net value-at-risk (“VAR”), with a confidence level of 99%. The VAR measures the maximum estimated loss that may occur over a 5-day holding period, given a 99% probability. Under the Corporation’s current policies, trading exposures cannot exceed 2% of the trading portfolio market value of each subsidiary, subject to a cap.

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.9 million, assuming a confidence level of 99%, for the last week in September 2011. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 21 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2011, approximately $ 5.5 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At September 30, 2011, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 194 million of financial assets that were measured at fair value on a nonrecurring basis at September 30, 2011, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 53 million at September 30, 2011, of which $ 37 million were Level 3 assets and $ 16 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and nine months ended September 30, 2011, there were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis. Also, there were no transfers in and / or out of Level 1 and Level 2 during the quarter and nine months ended September 30, 2011. Refer to Note 21 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at September 30, 2011. Also, refer to the Critical Accounting Policies / Estimates in the 2010 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2011, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2011, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At September 30, 2011, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.5 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At September 30, 2011, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $20 million and $ 236 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 157 million at September 30, 2011, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 11 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter and nine months ended September 30, 2011, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $1.1 million and a net gain of $1.3 million, respectively, recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.7 million and a gain of $0.8 million, respectively, resulting from the Corporation’s own credit standing adjustment and a loss of $0.4 million and a gain of $0.5 million, respectively, from the assessment of the counterparties’ credit risk.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 73% of the Corporation’s total assets at September 30, 2011, compared with 69% at December 31, 2010.

In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2011, these borrowings consisted primarily of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction with a carrying amount of $714 million, advances with the FHLB of $755 million, securities sold under agreement to repurchase of $2.6 billion, junior subordinated deferrable interest debentures of $903 million (net of discount) and term notes of $279 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During 2010, the Corporation took steps to deleverage its balance sheet and prepay certain high cost debt to benefit its cost of funds going forward. These actions were possible in part due to the excess liquidity derived from the Corporation’s 2010 capital raise, paydowns from the loan portfolio coupled with weak loan demand, from maturities of investment securities and funds received from the sale of the majority interest in EVERTEC. During 2011, the Corporation’s liquidity position remains strong. The following strategies were executed by the Corporation during the nine months ended September 30, 2011 to deploy excess liquidity at its banking subsidiaries and improve the Corporation’s net interest margin.

•

During the nine months ended September 30, 2011, the Corporation reduced the note issued to the FDIC to $714 million, a decrease of $1.8 billion compared with December 31, 2010. The payments made were $561 million from proceeds received from the FDIC on claims filed under the loss sharing agreements, $538 million from optional prepayments made by the Corporation from proceeds of maturities of securities, and the remaining repayment balance from collections on covered loans. The note carries a 2.50% annual rate. The Corporation expects to pay down the note issued to the FDIC by the end of 2011 since this note is at the BPPR level and exceeds BPPR’s cost of other sources of funds.

•

The Corporation received cash proceeds of $392 million on loan sales, principally related to the sale of $457 million (legal balance) in non-conventional mortgage loans at the BPNA reportable segment during the first quarter of 2011 and the sale of construction and commercial loans during the third quarter of 2011. In order to deploy excess liquidity at the BPNA reportable segment, the funds from the sale of those loans, as well as other excess liquidity at this reportable segment, were used to purchase $753 million in securities by BPNA during the first quarter of 2011, primarily U.S. Agencies securities and U.S. Government agency-issued collateralized mortgage obligations. Funds were invested in longer-term securities to improve the net interest margin. These securities can be pledged to other counterparties in the repo market and continue to serve as a source to manage the Corporation’s liquidity needs.

•	The Corporation’s bank holding company repaid $100 million of medium-term notes during the first quarter of 2011, which was accounted for as an early extinguishment of debt.

Furthermore, as of September 30, 2011, the Corporation has outstanding approximately $856 million in securities sold not yet delivered which settled in October 2011. The Corporation will use the proceeds received from the sales to repay short-term debt and reduce the outstanding balance of the note issued to the FDIC without penalty.

Also, during 2011, the Corporation exchanged $233.2 million in aggregate principal amount of the $275 million 6.85% Senior Notes due 2012, in order to issue new debt with later maturitïes. The modified notes are as follows: (1) $78.0 million aggregate principal amount of 7.47% Senior Notes due 2014, (2) $35.2 million aggregate principal amount of 7.66% Senior Notes due 2015 and (3) $120.0 million aggregate principal amount of 7.86% Senior Notes due 2016.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, collateralized borrowings, unpledged investment securities, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the Discount Window of the Fed, and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

The principal uses of funds for the banking subsidiaries include loan originations, investment portfolio purchases, loan purchases and repurchases, repayment of outstanding obligations (including deposits), and operational expenses. Also, the banking subsidiaries assume liquidity risk related to collateral posting requirements for certain activities mainly in connection with contractual commitments, recourse provisions, servicing advances, derivatives, credit card licensing agreements and support to several mutual funds administered by BPPR.

Note 31 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column. The banking subsidiaries’ liquidity and funding activities during the nine months ended September 30, 2011 included changes in loans, securities, deposits and borrowings in the normal course of business. Main cash flow transactions at the Corporation’s subsidiaries, excluding the holding companies, that are not in the normal course of business or are part of strategies during the period included: (1) acquisition of loans held-in-portfolio for approximately $1.0 billion, mainly related to two large bulk purchases of performing mortgage loans and of a credit card portfolio, which were principally funded with FHLB advances (notes payable) and cash flows from loan repayments; (2) cash proceeds on the loan sales at BPPR and BPNA; the funds from BPNA were used to purchase investment securities available-for-sale; (3) contributions to the pension and restoration benefit plans of $131.3 million; (4) special tax payment of $89.4 million in the second quarter of 2011 related to the tax ruling and closing agreement with the P.R. Treasury; and (5) collections from the FDIC on claims filed under loss sharing agreements of $561 million, which were used to repay the note issued to the FDIC.

The banking subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits. In addition, the total loan portfolio is funded with deposits with the exception of the loans acquired in the Westernbank FDIC-assisted transaction which are partially funded with the note issued to the FDIC.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table K for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.3 billion, or 76% of total deposits, at September 30, 2011, compared with $20.6 billion, or 77% of total deposits, at December 31, 2010. Core deposits financed 65% of the Corporation’s earning assets at September 30, 2011, compared with 61% at December 31, 2010.

Certificates of deposit with denominations of $100,000 and over at September 30, 2011 totaled $4.4 billion, or 16% of total deposits, compared with $4.7 billion, or 17%, at December 31, 2010. Their distribution by maturity at September 30, 2011 was as follows:

(In thousands)

3 months or less	$1,910,364
3 to 6 months	707,182
6 to 12 months	821,700
Over 12 months	944,870

$4,384,116

At September 30, 2011, approximately 8% of the Corporation’s assets were financed by brokered deposits, compared with 6% at December 31, 2010. The Corporation had $3.0 billion in brokered deposits at September 30, 2011, compared with $2.3 billion at December 31, 2010. Brokered deposits, which are typically sold through an intermediary to retail investors, provide access to longer-term funds and provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.

The Corporation increased its use of brokered deposits during 2011 as part of a liability-management strategy to reduce higher – cost borrowings. In particular, as indicated previously, the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction, was partially prepaid during 2011. This note has a fixed-cost of 2.50%, and is not subject to prepayment penalties. The Corporation expects the FDIC note to be completely paid down by December 31, 2011.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2011 and December 31, 2010, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $2.1 billion and $1.6 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $0.8 billion at September 30, 2011 and $0.7 billion at December 31, 2010. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2011, the credit facilities authorized with the FHLB were collateralized by $4.7 billion in loans held-in-portfolio, compared with $3.8 billion at December 31, 2010. Refer to Note 15 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2011, BPPR had a borrowing capacity at the Fed’s Discount Window of approximately $2.5 billion, compared with $2.7 billion at December 31, 2010, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2011, this credit facility with the Fed was collateralized by $3.9 billion in loans held-in-portfolio, compared with $4.2 billion at December 31, 2010.

During the nine months ended September 30, 2011, the BHCs did not make any capital contributions to BPNA and BPPR.

At September 30, 2011, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations), asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The principal source of cash flows for the parent holding company during 2010 was a capital issuance and proceeds from the sale of the 51% ownership interest in EVERTEC. The principal source of cash flows for the parent holding company during 2011 has been the repayment of loans made to subsidiaries and affiliates. Proceeds from the repayment of these loans, net of new advances, amounted to $212 million for the nine months ended September 30, 2011.

The Corporation’s banking subsidiaries are required to obtain approval from the Federal Reserve System and their respective applicable state banking regulator prior to declaring or paying dividends to the Corporation.

The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities). During 2011, the main cash outflows of the holding companies have been for the repurchase of $100 million in medium-term notes and payments of interest on debt of approximately $95.8 million, mainly associated with trust preferred securities and medium-term notes.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $2.8 million for the nine months ended September 30, 2011. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The Corporation’s bank holding companies (Popular, Inc., Popular North America, Inc. and Popular International Bank, Inc. (“BHCs”)) have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits the Corporation to issue an unspecified amount of debt or equity securities.

A principal use of liquidity at the BHCs is to ensure its subsidiaries are adequately capitalized. Operating losses at the BPNA banking subsidiary required the BHCs to contribute equity capital during 2009 and 2010 to ensure that it continued to meet the regulatory guidelines for “well-capitalized” institutions. There were no capital contributions made to BPNA during the nine months ended September 30, 2011. Management does not expect either of the banking subsidiaries to require additional capitalizations for the foreseeable future.

Note 31 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $197 million at September 30, 2011, consisted principally of $185 million of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at September 30, 2011, compared with $1.3 billion at December 31, 2010. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings. Increasing or guaranteeing new debt would be subject to the prior approval from the Fed.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future. Also, as indicated previously, the modification performed during 2011 to the term notes in order to extend their maturity provided enhanced liquidity at the BHCs.

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $21 million in deposits at September 30, 2011 that are subject to rating triggers. At September 30, 2011, the Corporation had repurchase agreements amounting to $247 million that were subject to rating triggers or the maintenance of well-capitalized regulatory capital ratios, and were collateralized with securities with a fair value of $270 million.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $62 million at September 30, 2011, with the Corporation providing collateral totaling $75 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties could have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Contractual Obligations and Commercial Commitments section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $149 million at September 30, 2011. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $20.0 million at September 30, 2011. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On October 19, 2009, plaintiffs in the Hoff case filed a consolidated class action complaint which included as defendants the underwriters in the May 2008 offering of Series B Preferred Stock, among others. The consolidated action purported to be on behalf of purchasers of Popular’s securities between January 24, 2008 and February 19, 2009 and alleged that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading. The consolidated action also alleged that the defendants violated Section 11, Section 12(a)(2) and Section 15 of the Securities Act by making allegedly untrue statements and/or omitting to disclose material facts necessary to make statements made by the Corporation not false and misleading in connection with the May 2008 offering of Series B Preferred Stock. The consolidated securities class action complaint sought class certification, an award of compensatory damages and reasonable costs and expenses, including counsel fees. On January 11, 2010, the defendants moved to dismiss the consolidated securities class action complaint. On August 2, 2010, the U.S. District Court for the District of Puerto Rico granted the motion to dismiss filed by the underwriter defendants on statute of limitations grounds. The Court also dismissed the Section 11 claim brought against Popular’s directors on statute of limitations grounds and the Section 12(a)(2) claim brought against Popular because plaintiffs lacked standing. The Court declined to dismiss the claims brought against Popular and certain of its officers under Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder), Section 20(a) of the Exchange Act, and Sections 11 and 15 of the Securities Act, holding that plaintiffs had adequately alleged that defendants made materially false and misleading statements with the requisite state of mind.

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

At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $37.5 million would be paid by or on behalf of defendants. On June 17, 2011, the parties filed a stipulation of settlement and a joint motion for preliminary approval of such settlement, which the Court granted on June 20, 2011. On or about July 5, 2011, the amount of $37.5 million was paid to the settlement fund by or on behalf of defendants. Specifically, the amount of $26 million was paid by insurers and the amount of $11.5 million was paid by Popular (after which approximately $4.7 million was reimbursed by insurers per the terms of the relevant insurance agreement).

On January 18, 2011, certain individual shareholders filed a suit captioned Montilla Rojo et al. v. Popular, Inc., et al., against the Corporation and certain officers asserting claims under the federal securities laws similar or identical to those remaining in the Hoff action. On February 25, 2011, those shareholders filed an amended complaint asserting additional legal theories. On June 19, 2011, certain of those shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely. On or about October 11, 2011, certain individual shareholders, including shareholders represented by counsel in the Montilla-Rojo action, filed requests to opt-out of the proposed settlement in the Hoff securities class action. Other purported shareholders represented by the same counsel, filed an objection to the settlement. On November 2, 2011, the plaintiffs in the Montilla-Rojo action moved to add additional, unspecified claims.

On November 2, 2011, the Court in the Hoff securities class action announced at a hearing on the proposed settlement that it would overrule the objection to the settlement and grant final approval in a written order to follow, which order and final judgment were issued on even date.

In April 2011, the parties to the García and Díaz actions entered into a separate memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs, all of which will be covered by insurance), the settlement does not require any cash payments by or on behalf of Popular or the defendants. On June 14, 2011, a motion for preliminary approval of settlement was filed. On July 8, 2011, the Court granted preliminary approval of such settlement and set the final approval hearing date for September 12, 2011. On that same date, the Court granted final approval of the settlement. On September 23, 2011, the court in Díaz entered a separate judgment approving the final settlement as well.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $8.2 million would be paid by or on behalf of the defendants. The parties filed a joint request to approve the settlement on April 13, 2011. On June 8, 2011, the Court held a preliminary approval hearing, and on June 23, 2011, the Court preliminarily approved such settlement. On June 30, 2011, the amount of $8.2 million was transferred to the settlement fund by insurers on behalf of the defendants. A final fairness hearing was set for August 26, 2011. On that date, the Court stated that it would approve the settlement but requested that plaintiffs’ counsel submit certain supporting documentation prior to issuing its final approval. Such final approval is still pending.

Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

At this point, the settlement agreements in the Hoff and ERISA class actions are not final and are subject to a number of future events, including the issuance of the final approval order in the case of the ERISA class action and/or the expiration of the time to appeal such orders. The settlement in the derivative actions has been finally approved and the period for any appeal has expired without any appeal having been filed.

In addition to the foregoing, Banco Popular is a defendant in two class lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff has suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint, which is still pending resolution.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2010 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2010 Annual Report.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2011 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [a]

July 1 - July 31	27,916	$ 2.40	-	-
August 1 - August 31	-	-	-	-
September 1 - September 30	-	-	-	-

Total September 30, 2011	27,916	$ 2.40	-	-

Item 6.   Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: November 9, 2011
By: /s/ Jorge A. Junquera

Jorge A. Junquera

Senior Executive Vice President &

Chief Financial Officer

Date: November 9, 2011	By: /s/ Ileana González Quevedo

Ileana González Quevedo

Senior Vice President & Corporate Comptroller