Form 10-K
period 2011-12-31
POPULAR INC
filed 2012-02-29
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34084

POPULAR, INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0667416

Principal Executive Offices:

209 Muñoz Rivera Avenue

Hato Rey, Puerto Rico 00918

Telephone Number: (787) 765-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.01 par value)	The NASDAQ Stock Market LLC
6.70% Cumulative Monthly Income Trust Preferred Securities	The NASDAQ Stock Market LLC
6.125% Cumulative Monthly Income Trust Preferred Securities	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No X

As of June 30, 2011, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $2,778,000,000 based upon the reported closing price of $2.76 on the NASDAQ Global Select Market on that date.

As of February 24, 2012, there were 1,026,699,926 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2011 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2)  Portions of Popular, Inc.’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 12, 2012.

Forward-Looking Statements

The information included in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements may relate to Popular, Inc.’s (“Popular”, “we”, “us”, “our”) financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to expected earnings levels, the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on Popular’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance, are based on management’s current expectations and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of, by their nature and which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

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

All forward-looking statements included in this Form 10-K are based upon information available to Popular as of the date of this Form 10- K, and other than as required by law, including the requirements of applicable securities laws. We assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $37.3 billion, total deposits of $27.9 billion and stockholders’ equity of $3.9 billion at December 31, 2011. At December 31, 2011, we ranked 38th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

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

The sections that follow provide a description of significant transactions that impacted or will impact our current and future operations.

Significant Transactions During 2011

Sale of loan portfolios

In September 2011, BPPR completed the sale of a portfolio of construction and commercial real estate loans with an unpaid principal balance and net book value of approximately $358 million and $128 million, respectively. The majority of the loans sold were in non-performing status at the transaction date. The purchaser was a newly created joint venture (the “Joint Venture”), which is majority owned by a limited liability company created by Goldman, Sachs & Co., Caribbean Property Group LLC and East Rock Capital LLC. The Joint Venture was created for the limited purpose of acquiring and servicing those loans.

The purchase price for the transaction was equal to 45.3% of the aggregate unpaid principal balance of the loans as of March 31, 2011, adjusted for certain collections and advances made after such date. During the third quarter of 2011, Popular recognized a positive impact to revenues of approximately $4.7 million before tax as a result of the sale. This included approximately $17.4 million classified as gain on sale of loans, partially offset by $12.7 million of provision for loan losses related to write-downs taken on certain loans included in the sale that were reclassified from held-in-portfolio to held-for-sale during the third quarter of 2011.

As consideration for the sale of the loans, BPPR received approximately $48 million in cash, a note for approximately $86 million as seller financing and a 24.9% equity interest in the new Joint Venture. BPPR extended a $68.5 million advance facility to the Joint Venture to cover unfunded commitments and other costs to complete the construction projects and a $20 million working capital line of credit to fund certain expenses of the Joint Venture. The parties agreed that no distributions may be made by the Joint Venture to its equity members until all the credit facilities have been paid in full and all commitments to lend terminated. In addition, any distributions by the Joint Venture to its equity members, including BPPR, will be made on a pro rata basis according to their proportionate interest in the entity. Refer to Note 28 to the consolidated financial statements for additional information on the sale structure and the Joint Venture.

Also, in the first quarter of 2011, we completed the sale of $457 million unpaid principal balance in U.S. non-conventional residential mortgage loans by BPNA that were reclassified to loans held-for-sale during the fourth quarter of 2010. This sale had a positive impact of approximately $16.4 million to the results of operations for the year ended December 31, 2011, which included a gain on sale of loans of $2.6 million and a reduction of $13.8 million to the original write-down booked as part of the allowance for loan losses as a result of higher than anticipated pricing.

Acquisition of loan portfolios

In August 2011, Popular purchased from Citibank, N.A. the AAdvantage co-branded credit card portfolio in Puerto Rico and the U.S. Virgin Islands, which had approximately $131 million in balances and approximately 30,000 active accounts at the time of acquisition. Also, BPPR entered into an agreement with American Airlines Inc. to become the exclusive issuer of AAdvantage co-branded credit cards in those two locations.

During the first two quarters of 2011, we also completed two bulk purchases of residential mortgage loans from a Puerto Rico financial institution, adding $518 million in performing mortgages loans to our portfolio. The purchased loans had an average FICO score of 718 and a loan-to-value (“LTV”) of 81%.

Rebranding of the BPNA franchise

BPNA continues the efforts to improve profitability following the community banking strategy. As part of the rebranding of the BPNA franchise, its branches in Illinois, California and Florida now operate under a new name, Popular Community Bank.

Puerto Rico Business

General.

We offer in Puerto Rico a complete array of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $27.9 billion, deposits of $21.9 billion and stockholder’s equity of $2.6 billion at December 31, 2011. BPPR accounted for 75% of our total consolidated assets at December 31, 2011. BPPR has the largest retail franchise in Puerto Rico, with 183 branches and 613 ATMs. BPPR also operates eight branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In Virgin Islands, BPPR had 20 ATMs at the end of 2011. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC.

BPPR has two principal subsidiaries: Popular Auto, Inc., a vehicle and equipment financing, leasing and daily rental company, and Popular Mortgage, Inc., a mortgage loan company with 37 offices in Puerto Rico. In addition, BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

Our Puerto Rico operations also include financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of Popular. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2011, Popular Securities had $431.8 million in total assets and $4.5 billion in assets under management.

We offer insurance and reinsurance services through Popular Insurance, Inc., a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $26.6 million and $17.6 million, respectively, for the year ended December 31, 2011. We also own Popular Risk Services, Inc., an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $348 million at December 31, 2011.

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

Total commercial loans in Puerto Rico were $6.5 billion as of December 31, 2011, and represented 44% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration”.

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

Total construction loans in Puerto Rico were $160.9 million as of December 31, 2011, and represented 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $548.7 million as of December 31, 2011, and represented 4% of our total loan portfolio in Puerto Rico.

(4)

Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also includes residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary mortgage market.

Total mortgage loans in Puerto Rico were $4.7 billion as of December 31, 2011, and represented 31% of our total loan portfolio in Puerto Rico.

(5)

Consumer. Consumer loans include personal loans, credit cards, home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. In this area, BPPR offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured. HELOCs include both home equity loans and lines of credit secured by a first or second mortgage on the borrower’s residence, which allows customers to borrow against the equity in their homes. Real estate market values as of the time HELOCs are granted directly affect the amount of credit extended and, in addition, changes in these values impact our exposure to losses in this type of loan.

Total consumer loans in Puerto Rico were $3 billion as of December 31, 2011, and represented 20% of our total loan portfolio in Puerto Rico.

Covered Loans.

We refer to the loans acquired in the Westernbank FDIC-assisted transaction, except credit cards, as “covered loans”, as BPPR will be reimbursed by the FDIC for a substantial portion of any future losses on such loans under the terms of the loss sharing agreements. Foreclosed other real estate properties are also covered under the loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (the “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years, with additional recovery sharing for three years thereafter.

Because of the loss protection provided by the FDIC, the risks of the covered loans are significantly different from other loans in our portfolio, thus we have determined to segregate them in our financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Covered loans are reported in loans exclusive of the estimated FDIC loss share indemnification asset. During the quarter ended December 31, 2010, retrospective adjustments were made to the estimated fair values of the covered loans to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by revisions in credit loss assumptions because of new information that became available. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset. Refer to Note 4, “Business Combination”, to the consolidated financial statements for additional information on the Westernbank FDIC-assisted transaction.

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

At December 31, 2011, covered loans totaled $4.3 billion, or 12% of total assets of Popular.

True-up payment obligation to the FDIC

BPPR agreed to make a true-up payment obligation (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2011, the carrying amount of the true-up payment obligation amounted to $98 million.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2011, PNA had one principal subsidiary which was BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in five states. The following table contains information of BPNA’s operations:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	31	61	$2.5	$2.1
Illinois	12	16	1.2	1.0
California	23	25	2.6	1.4
Florida	20	23	1.4	1.3
New Jersey	8	10	.4	.4

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. At December 31, 2011, E-LOAN’s total assets amounted to $418.4 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $18.3 million at December 31, 2011. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker for issuing insurance across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2011 totaled $6.1 million.

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

Total commercial loans at BPNA were $4.1 billion as of December 31, 2011, and represented 71% of our total loan portfolio in the U.S.

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

Total construction loans at BPNA were $150.7 million as of December 31, 2011, and represented 3% of our total loan portfolio in the U.S.

(3)

Lease Financings. Lease financings are primarily comprised of equipment lease financing. We exited this business in the U.S. mainland. The majority of the lease equipment financing portfolio was sold during the first quarter of 2009.

Total lease financings at BPNA were $15.2 million as of December 31, 2011, and represented less than one percent of our total loan portfolio in the U.S.

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

Total mortgage loans at BPNA were $829 million as of December 31, 2011, and represented 14% of our total loan portfolio in the U.S.

(5)

Consumer. Consumer loans include personal loans, credit cards, auto loans, HELOCs and other loans made by banks to individual borrowers. In this area, BPNA offers four unsecured products: personal loans, credit cards, personal credit lines and overdraft protection. All other consumer loans are secured.

As a result of our restructuring of the E-LOAN operations in prior years, consumer loans continue to decrease as the remaining closed-end second mortgages and HELOCs originated through the E-LOAN platform continue to amortize, in addition to a reduction in the loan origination activity since E-LOAN no longer operates as a direct lender. Further contributing to the decrease in the consumer loan portfolio was the sale of the E-LOAN auto portfolio during the latter part of the second quarter of 2008.

Total consumer loans at BPNA were $703.3 million as of December 31, 2011, and represented 12% of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2011, our credit exposure was centered in our $20.6 billion non-covered loan portfolio which represented 64% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

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

Although we originate most of our loans internally in both the Puerto Rico and mainland United States markets, we occasionally purchase or participate in loans originated by other financial institutions. When we purchase or participate in loans originated by others, we conduct the same underwriting analysis of the borrowers and apply the same criteria as we do for loans originated by us. This also includes a review of the applicable legal documentation. As December 31, 2011, loans originated internally accounted for 90% and 97%, respectively, of our loan portfolio for Puerto Rico and the United States mainland.

Set forth below are the general parameters under which we analyze our major loan categories:

Commercial and Construction: Commercial and construction loans are underwritten using a comprehensive analysis of the borrower’s operations, including the borrower’s business model, management, financial statements, pro-forma financial condition including financial projections, use of funds, debt service capacity, leverage and the financial strength of any guarantor. Most of our commercial and construction loans are secured by real estate and other collateral. A review of the quality and value of collateral, including independent third-party appraisals of machinery and equipment and commercial real estate, as appropriate, is also conducted. Physical inspection of the collateral and audits of receivables is conducted when appropriate. Our credit policies provide maximum loan-to-value ratios that limit the size of a loan to a maximum percentage of the value of the real estate collateral securing the loan. The loan-to-value percentage varies by the type of collateral. Our loan-to value limitations are, in certain cases, determined by other risk factors such as the financial strength of the borrower or guarantor, the equity provided to the project and the viability of the project itself. Most CRE loans are originated with full recourse or limited recourse to all principals and owners. Non-recourse lending is limited to borrowers with very solid financial capacity.

As of December 31, 2011, $3.8 billion, or 35%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States, these figures totaled $3.2 billion, or 30%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Credit reports are obtained and reconciled with the financial statements provided to us. Although, a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, for risk assessment purposes, Popular defines subprime loans as borrowers with one or a combination of certain credit risk factors, such as FICO scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers. In Puerto Rico, as of December 31, 2011, consumer and mortgage loans with subprime characteristics consisted of $970.5 million (33% of the Puerto Rico consumer loan portfolio) and $1.4 billion (30% of the Puerto Rico mortgage loans portfolio), respectively. BPPR’s loans are normally fixed-rate, fully amortizing, full documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. As of December 31, 2011, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $89.1 million (or 13 % of the U.S. mainland consumer loan portfolio) and $456 million (or 55% of U.S. mainland mortgage loans portfolio). As part of the restructuring of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN.

As of December 31, 2011, there was a nominal amount of interest-only loans in our consumer loans portfolio and $109.7 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have any adjustable rate mortgage loans in our Puerto Rico portfolio. In Puerto Rico, we offer a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2011, Popular had $399.4 million of these step loans.

As of December 31, 2011, $4.7 billion, or 62%, of our total consumer loans in Puerto Rico were secured by real estate, including mortgage loans. In the United States mainland, these figures totaled $1.3 billion, or 86%, respectively. Lease financings are also secured.

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

We evaluate various factors in order to determine if a borrower is experiencing financial difficulties. Indicators that the borrower is experiencing financial difficulties include, for example: (i) the borrower is currently in default on any of its debt or it is probable that the borrower would be in payment default on any of its debt in the foresseable future without the modification; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) currently, the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the borrower forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor.

We have specialized workout officers who handle substantially all commercial loans that are past due 90 days and over, borrowers experiencing financial difficulties, and those that are considered problem loans based on their risk profile. As a general policy, we do not advance additional money to borrowers that are 90 days past due or over. In commercial and construction loans, certain exceptions may be approved under certain circumstances, including (i) when past due status is administrative in nature, such as expiration of a loan facility before the new documentation is executed, and not as a result of payment or credit issues; (ii) to improve our collateral position or otherwise maximize recovery or mitigate potential future losses; and (iii) with respect to certain entities that, although related through common ownership, are not cross defaulted nor cross-collateralized and are performing satisfactorily under their respective loan facilities. Such advances are underwritten following our credit policy guidelines and approved up to prescribed policy limits, which are dependent on the borrower’s financial condition, collateral and guarantee, among others.

While we monitor lending concentration to a single borrower or a group of related borrowers, we do not have specific lending limits based on industry or other criteria, such as a percentage of the banks’ capital, except for the legal lending limit established under applicable state banking law, discussed in detail below.

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

Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan will continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR and management has concluded whether it is probable that the borrower would not be in payment default in a foreseeable future). Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after being classified) and the loan yields a market rate.

In addition, Section 17 of the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”) permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank. If the institution is well capitalized, portions of such bank’s surplus may be included in computing the bank’s lending limit, depending on the bank’s CAMEL rating. In the case of loans that are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico. As of December 31, 2011, the legal lending limit for BPPR under this provision was approximately $215 million.

New York State Banking Law (the “NY Banking Law”), which is applicable to BPNA, imposes lending limits on New York State-chartered banks. Section 103 of the NY Banking Law generally restricts extensions of credit to one borrower to 15% of a bank’s capital stock, surplus fund and undivided profits (“CUPS”), but allows such extensions up to 25% of CUPS if the additional 10% is secured by collateral that can be adequately valued. Under the NY Banking Law, such collateral must have an ascertained market value or otherwise have a value as collateral as found in good faith by an officer of such bank. As of December 31, 2011, the legal lending limit for BPNA under this provision was approximately $236 million.

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

Our loan portfolio is diversified by loan category. However, approximately 61% of our non-covered loan portfolio at December 31, 2011 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2011.

	$20,603	$20,603	$20,603	$20,603	$20,603	$20,603
Loan category (dollars in millions)	BPPR	%	BPNA	%	Popular, Inc.	%

C&I	$2,863	19	$982	17	$3,845	19
CRE	3,607	24	3,083	53	6,690	31
Construction	161	1	151	3	312	2
Leases	549	4	15	1	564	3
Consumer	2,970	20	703	12	3,673	18
Mortgage	4,690	32	829	14	5,519	27

Total	$14,840	100	$5,763	100	$20,603	100

Except for our exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. As of December 31, 2011, we had approximately $1.3 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $140 million were uncommitted lines of credit. Of the total credit facilities granted, $1.2 billion was outstanding as of December 31, 2011. Furthermore, as of December 31, 2011, we had $154 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of our investment securities portfolio.

For further discussion of our loan portfolio and geographical concentration, see “Financial Condition — Loans” and “Credit Risk Management and Loan Quality—Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Evolution of Business during the Financial Crisis

We have taken significant steps during the past years to counter the effect of the broad economic slowdown in the United States and the prolonged economic recession in Puerto Rico, our principal market, where the economy entered into recession in the second quarter of 2006. In 2008, we considered it prudent to participate in the TARP Capital Purchase Program in order to strengthen our capital and liquidity position. In December 2008, we received $935 million from the U.S. Department of the Treasury (“U.S. Treasury”) as part of the TARP Capital Purchase Program in exchange for senior Perpetual Preferred Stock and a warrant to purchase 20,932,836 shares of our Common Stock at an exercise price of $6.70 per share. The shares of Preferred Stock qualified as Tier 1 regulatory capital and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

The TARP Capital Purchase Program gave us the opportunity to raise capital quickly and improve our liquidity position, at a low cost, with limited shareholder dilution, at a time when the unprecedented market instability made it difficult, if not impossible, for us to raise capital. We have used proceeds from the TARP, together with other available moneys, to make capital contributions and loans to our banking subsidiaries to ensure they remain well-capitalized, and strengthen their ability to continue creditworthy lending in our home markets.

In August 2009, we completed an exchange offer in order to increase our common equity capital to accommodate the more adverse economic and credit scenarios assumed under the Supervisory Capital Assessment Program (the “SCAP”), as applied to regional banking institutions. With the exchange offer we issued 357.5 million new shares of Common Stock and increased our Tier 1 common equity by $1.4 billion. For more information about the exchange please refer to Note 22 —”Exchange Offers”, to the consolidated financial statements.

In connection with the public exchange offer, we agreed with the U.S. Treasury to exchange the $935 million senior perpetual preferred stock issued to it pursuant to the TARP Capital Purchase Program for $935 million of newly issued perpetual trust preferred securities, with the same distribution rate as that of the Preferred Stock. This exchange was completed in August 2009. The trust preferred securities have a distribution rate of 5% until December 5, 2013 and 9% thereafter. The warrant initially issued to the U.S Treasury in connection with the issuance of the Preferred Stock in December 2008 remained outstanding without amendment and currently represents 2% of our Common Stock outstanding.

In addition to our participation in the TARP Capital Purchase Program and the completion of the exchange offer, during 2008 and 2009, we carried out various restructurings plans for our operations in the U.S. mainland to improve our U.S. operations, address credit quality, contain controllable costs, maintain well capitalized ratios and improve capital and liquidity positions. Most of these plans were successfully completed at the end of 2009.

During 2009 and 2010 we have also carried out a series of actions to improve our Puerto Rico operations, credit quality and profitability. During 2009, we implemented cost-cutting measures such as the reduction in hiring and pension plan freezes, and the suspension of matching contributions to retirement plans.

New initiatives

During 2011, further steps were taken to improve our profitability, including the implementation of a voluntary employee retirement window at the end of 2011. As a result of this initiative in December 2011, we recorded $15.6 million in pension costs related to 369 employees that were eligible and elected to participate in the retirement program. The retirement was effective on January 31, 2012. Annual cost savings from this reduction in headcount are estimated to be approximately $15 million.

In addition, during 2012 our Puerto Rico operations will seek additional cost savings through the consolidation of branches and a reduction of credit-management costs.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The Puerto Rico market is dominated by locally based commercial banks with assets between $3 million and $28 billion as of December 31, 2011, including BPPR, and a few large U.S. and foreign banks. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. This development could result in some of our competitors gaining greater resources, such as a broader range of products and services. As of December 31, 2011, there were 10 commercial banks operating in Puerto Rico.

We also compete with specialized players in the local financial industry that are not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include brokerage houses, mortgage companies, insurance companies, credit unions (locally known as “cooperativas”), credit card companies, consumer finance companies, institutional lenders and other financial and non-financial institutions and entities. Credit unions generally provide basic consumer financial services. Some of those competitors are significantly larger than us, have lower cost structures and many have fewer regulatory constraints.

In the United States, our competition is primarily from community banks operating in our footprint and national banking institutions. Those include institutions with much more resources than we have that can exert substantial competitive pressure.

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

Employees

At December 31, 2011, we employed 8,329 FTEs of which 6,943 were located in Puerto Rico and the Virgin Islands and 1,386 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, we completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to such date, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, we no longer present EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses have been reclassified under the Corporate group for all periods presented. Additionally, we retained Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”) (formerly EVERTEC DE VENEZUELA, C.A). and its equity investments in CONTADO and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010. As indicated in Note 25, “Related Party Transactions”, we sold our equity investments in CONTADO and Serfinsa during 2011. In 2011, we recorded $4.3 million in operating expenses because of the write-off of our investment in TRANRED as we determined to wind-down these operations. The results for TRANRED and the equity investments are included in the Corporate group for all periods presented. Revenue from the 49% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” on Management Discussion and Analysis of the Annual Report and Note 39, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 39, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic. For 2009 also includes the investments under the equity method in El Salvador and other long-lived assets located in Venezuela, Dominican Republic and Costa Rica. The increase in long-lived assets of Puerto Rico in 2010 was mainly the result of the 49% equity investment in EVERTEC.

Long-lived assets	2011	2010	2009

Puerto Rico
Premises and equipment	$475,356,015	$480,956,598	$510,942,979
Goodwill	246,272,945	245,310,245	198,198,643
Other intangible assets	35,559,870	41,228,896	21,625,346
Investments under the equity method	236,426,192	214,180,068	20,880,882

	$993,615,022	$981,675,807	$751,647,850

United States
Premises and equipment	$63,130,375	$62,215,749	$67,256,684
Goodwill	402,076,816	402,076,816	402,076,816
Other intangible assets	13,084,437	15,804,982	18,985,694
Investments under the equity method	11,689,492	12,643,010	16,965,759

	$489,981,120	$492,740,557	$505,284,953

Foreign Countries

Premises and equipment	-	$2,280,151	$6,654,245
Goodwill	-	-	4,073,110
Other intangible assets	-	-	179,924
Investments under the equity method	$65,036,532	72,361,999	61,925,135

	$65,036,532	$74,642,150	$72,832,414

Regulation and Supervision

Described below are the material elements of selected laws and regulations applicable to Popular, PNA and their respective subsidiaries. Such laws and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. Any change in the laws and regulations applicable to Popular and its subsidiaries could have a material effect on the business of Popular and its subsidiaries.

General

Popular and PNA are bank holding companies subject to consolidated supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, the activities of bank holding companies and their non-banking subsidiaries have been limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless such activities were found by the Federal Reserve Board to be closely related to banking. Popular and PNA have elected to be treated as financial holding companies under the BHC Act. Bank holding companies that qualify as “financial holding companies” may engage in a broader range of non-banking activities, subject to certain conditions. BPPR and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of BPPR, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), and in the case of BPNA, the Federal Reserve Board and the New York State Department of Financial Services.

On December 20, 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking under Title I of the Dodd-Frank Act, which we refer to as the “Proposed SIFI Rules”, -establishing enhanced prudential standards for:

•	Risk-based capital requirements and leverage limits;
•	Stress testing of capital;
•	Liquidity requirements;
•	Overall risk management requirements;
•	Resolution plan (so-called “living wills”) and credit exposure reporting; and
•	Concentration/credit exposure limits.

The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time (for example, an enterprise-wide limit on exposures to any one counterparty and certain of its affiliates established at 25% of the capital and surplus of the covered company, and others overlap with other regulatory reforms (for example, the Basel III capital and liquidity reforms discussed below in this section). The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity and risk management. The Proposed SIFI Rule’s requirements generally will become effective on the first day of the fifth calendar quarter after the effective date of the final rule, although certain requirements have different transition periods. Although by their terms most of the Proposed SIFI Rule’s requirement apply only to bank holding companies with at least $50 billion in total consolidated assets pursuant to Section 165(i)(2), the Proposed SIFI Rule requires bank holding companies and member banks with more than $10 billion in total consolidated assets to conduct its own annual stress tests and publish a summary of the results of the stress tests. In addition, it is possible that the Federal Reserve may determine in the future to apply some or all of the Proposed SIFI Rules to smaller bank holding companies.

In addition, in June 2011, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC issued a proposed supervisory guidance regarding stress-testing practices at banking organizations with total consolidated assets of more than $10 billion. The guidance outlined general principles for a satisfactory stress testing framework and described how stress testing should be used at various levels within an organization. The guidance also discussed the importance of stress testing in capital and liquidity planning, and the importance of strong internal governance and controls in an effective stress-testing framework.

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring certain financial companies with assets in excess of $10 billion. In addition, Section 604 of the Dodd-Frank Act, which became effective on July 21, 2011, adds a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets.

As of December 31, 2011, Popular had total consolidated assets of $37.3 billion. As of the same date BPPR and BPNA had total consolidated assets of $27.9 billion and $8.6 billion, respectively.

Pursuant to Section 619 of the Dodd-Frank Act, commonly called the “Volcker Rule,” the U.S. financial regulatory agencies are required to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. In October 2011 and January 2012, Federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Comments on the October proposal were due by February 13, 2012; comments on the January proposal, which is substantially identical to the October proposal, are due by April 16, 2012. The proposed rules could adversely affect the trading activities of, and materially increase the cost of compliance by, Popular Securities and Popular Mortgage.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and BPNA, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it may take appropriate action at the holding company level based on its assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

Section 202(g) of the Dodd-Frank Act requires the Government Accountability Office (“GAO”) to conduct a study of the implementation of the prompt corrective action provisions by the federal banking agencies and make recommendations to make them a more effective tool. The GAO Study, released on June 23, 2011, noted that capital can lag behind other indicators of bank health and, therefore, recommended that alternative Prompt Corrective Action triggers be considered, including indicators based on earnings, asset quality, liquidity, reliance on unstable funding, and sector loan concentration.

Transactions with Affiliates

BPPR and BPNA are subject to restrictions under Section 23A of the Federal Reserve Act that limit the amount of extensions of credit and certain other “covered transactions” (as defined in Section 23A) between BPPR or BPNA, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, and that impose collateralization requirements on such credit extensions. A bank may not engage in any covered transaction if the aggregate amount of the bank’s covered transactions with that affiliate would exceed 10% of the bank’s capital stock and surplus or the aggregate amount of the bank’s covered transactions with all affiliates would exceed 20% of the bank’s capital stock and surplus. In addition, Section 23B of the Federal Reserve Act requires that any transaction between BPPR or BPNA, on the one hand, and Popular, PNA or any of our other non-banking subsidiaries, on the other, be carried out on an arm’s length basis.

Source of Financial Strength

Under the Federal Reserve Board’s Regulation Y, a bank holding company such as Popular or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. BPPR and BPNA are currently the only insured depository institution subsidiaries of Popular and PNA.

Section 616 of the Dodd-Frank Act obligates the Federal Reserve Board to require bank holding companies to serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. The source- of -strength amendments in Section 616 took effect on July 21, 2011, and the appropriate federal banking agencies must jointly adopt implementing regulations not later than one year after that date. Prior to the Dodd-Frank Act, there was no explicit authority in the BHC Act for the source of strength provision in the Federal Reserve Board’s Regulation Y.

“Living Will”

As required by Section 165(d) of the Dodd-Frank Act, the Federal Reserve Board and the FDIC have jointly issued a final rule, which became effective on November 1, 2011, that requires certain organizations, including each bank holding company with consolidated assets of $50 billion or more, to report periodically to the FDIC and the Federal Reserve Board the company’s plan for its rapid and orderly resolution in the event of material financial distress or failure. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

              In addition, the FDIC has issued a final rule, which will become effective on April 1, 2012, that requires insured depository institutions with $50 billion or more in total assets to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. The rule requires these institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the institution in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure (two business days if the failure occurs on a day other than a Friday), maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors.

As of December 31, 2011, BPPR and BPNA had total consolidated assets of $27.9 billion and $8.6 billion, respectively.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2011, BPPR could have declared a dividend of approximately $243 million. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

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

See “Puerto Rico Regulation—General” below for a description of certain restrictions on BPPR’s ability to pay dividends under Puerto Rico law.

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

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Section 335 of the Dodd-Frank Act made permanent the $250,000 standard maximum limit for federal deposit insurance and provided unlimited federal deposit insurance protection for non-interest bearing transaction accounts that are payable on demand at insured depository institutions from December 31, 2010, until January 1, 2013.

Section 334 of the Dodd-Frank Act eliminated the ceiling on the size of the DIF (1.5 percent of estimated insured deposits prior to the enactment of the Dodd-Frank Act). Section 334 also raised the statutorily required floor for the DIF from 1.15 percent of estimated insured deposits to 1.35 percent of estimated insured deposits, or a comparable percentage of the revised assessment base required by the Dodd-Frank Act, which is based on average total assets less average tangible equity. Section 334 required the FDIC to take the steps necessary for the DIF to meet this revised reserve ratio by September 30, 2020.

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

As required by Sections 331 and 332 of the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule relating to deposit insurance assessment base, assessment rate adjustments, deposit insurance assessment rates, dividends, and large bank pricing methodology, which became effective on April 1, 2011. Under the final rule, the assessment base for an insured depository institution is the average consolidated total assets of the insured depository institution minus the average tangible equity of the institution during the assessment period. Prior to April 1, 2011, only deposits payable in the United States were included in determining the premium paid by an institution. In addition, Section 332 of the Dodd-Frank Act continued the FDIC’s authority to declare dividends when the DIF reserve ratio at the end of calendar year is at least 1.5%, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. Pursuant to this authority, the final rule suspends dividends indefinitely whenever the DIF reserve ratio exceeds 1.5% to increase the probability that the DIF reserve ratio will reach a level sufficient to withstand a future crisis. In lieu of dividends, the final rule adopts progressively lower assessment rate schedules when the reserve ratio exceeds 2% and 2.5%.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2012 was 0.66 cents per $100 of deposits.

As of December 31, 2011, we had a DIF average total assets less average tangible equity assessment base of approximately $33 billion.

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

Capital Adequacy

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 capital to total assets, less goodwill and certain other intangible assets (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. See Consolidated Financial Statements, Note 24 “Regulatory Capital Requirements” for the capital ratios of Popular, BPPR and BPNA. Failure to meet capital guidelines could subject Popular and our depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action”.

Section 171 of the Dodd-Frank Act (the “Collins Amendment”), which became effective on July 22, 2010, required the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applied to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment excludes trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Debt or equity instruments issued to the United States or any agency or instrumentality thereof prior to October 10, 2010, pursuant to the EESA, are exempted from the requirements of the Collins Amendment. Under the rules in place prior to the Collins Amendment, trust preferred securities (in addition to, among others, common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries) could be included in Tier 1 capital for bank holding companies, provided that not more than 25% of qualifying Tier 1 capital could consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements.

As required by the Collins Amendment, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC joint issued a final rule related to risk-based capital standards. Pursuant to the final rule, which became effective on July 28, 2011, a banking organization operating under the agencies’ advanced approaches risk-based capital rules is required to meet the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

In addition, the Federal Reserve Board issued a final rule, which became effective on December 30, 2011, requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans, with their related stress test requirements, to the appropriate Federal Reserve Bank for review and to generally obtain regulatory approval before making capital distributions, which include dividends and purchases of capital securities and instruments.

Banking organizations are expected to maintain at least 50 percent of their Tier 1 capital as common equity. In addition, senior perpetual preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program may be included, without limit, as Tier 1 capital. “Tier 2 capital” consists of, among other things, a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves.

At December 31, 2011, Popular had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2011, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the EESA. The Collins Amendment includes an exemption from the phase-out provision that applies to these capital securities because they were issued prior to October 4, 2010.

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

The Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking financial activities than is permissible for bank holding companies that fail to meet those standards, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies. In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above), and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” In addition, Section 606 of the Dodd-Frank Act requires that a bank holding company that is a financial holding company and therefore may engage in the expanded financial activities authorized by the Gramm-Leach-Bliley Act be and remain well-capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company that is not a financial holding company, the company fails to continue to meet any of the capital or managerial requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Interchange Fees Regulation.

Section 1075(a) of the Dodd-Frank Act added a new Section 920 of the Electronic Fund Transfer Act, which gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged by payment card issuers for electronic debit transactions, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention. On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule regarding debit card interchange fees became effective on October 1, 2011. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. Also on June 29, 2011, the Federal Reserve Board approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The interim final rule regarding fraud-prevention adjustment also became effective on October 1, 2011.

Consumer Financial Protection Act of 2010

Title X of the Dodd-Frank Act, also known as the “Consumer Financial Protection Act of 2010” or “CFPA,” created a new consumer financial services regulator, the Bureau of Consumer Financial Protection, commonly called the “CFPB”, which has assumed most of the consumer financial services regulatory responsibilities currently exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. The CFPB also has the broad power to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. We are subject to examination and regulation by the CFPB.

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

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2011, $13 million was transferred to the statutory reserve account. During 2011, BPPR was in compliance with the statutory reserve requirement.

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

As previously mentioned on the Business section, Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2011, the legal lending limit for BPPR under this provision was approximately $215 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

Weakness in the economy and in the real estate market in our geographic footprint has adversely impacted and may continue to adversely impact us.

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. Based on information published by the Puerto Rico Planning Board, the Puerto Rico real gross national product decreased an estimated 3.6% during fiscal year ended June 30, 2010 and is projected to have declined 1% by the end of fiscal 2011, which ended June 30, 2011. The Puerto Rico economy, however, continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. Popular’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 39, “Segment Reporting” to the consolidated financial statements.

The lingering effects of the prolonged recession are still reflected in limited loan demand and high levels of non-performing assets, loan loss provisions and charge-offs, particularly in our commercial loan portfolio in Puerto Rico, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico, and a reduction in the value of our loans and loan servicing portfolio, all of which have adversely affected our profitability. If the price of crude oil increases and if global economic conditions worsen, those adverse effects could continue. Also, a potential reduction in consumer spending may also impact growth in our non-interest revenues.

For additional information regarding the Puerto Rico economy, refer to “Geographical and government risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Further deterioration in collateral values of properties securing our construction, commercial and mortgage loan portfolios would result in increased credit losses and continue to harm our results of operations.

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2011, approximately 2%, 32% and 27% of our non-covered loan portfolio constituted of construction, commercial secured by real estate and mortgage loans, respectively.

Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that certain pockets of the real estate market are subject to reductions in value related to general economic conditions. In certain mainland markets like southern Florida, Illinois and California, we have experienced the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure loan impairment based on the fair value of the collateral, if the loan is collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.

Construction and commercial loans, mostly secured by commercial and residential real estate properties entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2011, non-covered commercial and construction loans secured by commercial real estate properties, amounted to $7.0 billion or 34% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total assets of those subsidiaries amounted to $50.5 million as of December 31, 2011, of which $32.5 million or 65% of total assets are foreclosed properties.

During the year ended December 31, 2011, net charge-offs specifically related to values of properties securing our non-covered construction, commercial and mortgage loan portfolios totaled $39.5 million, $138.7 million and $1.6 million, respectively. Continued deterioration on the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis included in this Form 10-K.

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

Market instability and lack of investor confidence have led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets have adversely affected our industry and our business, results of operations and financial condition. We do not expect a material improvement in the financial environment in the near future. A worsening of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry. In particular, we face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act. Compliance with those regulations may increase our costs and limit our ability to pursue business opportunities.

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

•

The FDIC increased the assessments that we have to pay on our insured deposits during 2009 because market developments led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn led to a depletion of the FDIC insurance fund reserves. We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or continue to deteriorate.

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing financial institutions’ ability to raise liquidity. It is expected that these programs may have the effect of increasing the degree or nature of regulatory supervision to which we are subjected. These and other potential regulation and scrutiny may, or proposed legislative and regulatory changes could, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.

Our participation in TARP subjects us to increased scrutiny and imposes limitations on our business.

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

The Dodd-Frank Act imposes new capital requirements, assessments and restrictions on our businesses, impacting the profitability of our business activities and changing certain of our business practices, and could expose us to additional costs, including increased compliance costs.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

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

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition, and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

Capital and liquidity proposals and legislation, if adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.

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

As a result of the fiscal challenges that were being faced, the rating agencies in 2006 downgraded the debt ratings of the Commonwealth, maintaining them at investment grade. Subsequently, as a result of the progress made in balancing the budget under a multi-year plan, there have been upward revisions in the credit ratings. As part of a recalibration of its rating system for municipal obligations, Moody’s raised the Commonwealth’s credit ratings in April 2010 to A3 with a stable outlook, and in August 2010 revised the ratings outlook to negative. S&P’s rating of BBB remained unchanged but the outlook was improved to positive in November 2010. The S&P outlook was changed to “stable” in March 2011. On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’ with negative outlook. Moody’s new Baa1 rating is at par with Fitch’s BBB+ and one notch above the BBB rating Puerto Rico received from S&P last March when the latter upgraded Puerto Rico’s credit rating for the first time in 28 years.

While Moody’s and S&P’s ratings take into consideration Puerto Rico’s fiscal challenges, other factors could trigger an outlook change, such as the inability to successfully complete the implementation of the multiyear fiscal plan to bring the Central Government’s budget back into balance, pursuant to Act No. 7 of the Commonwealth of P.R.

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

At December 31, 2011, we had $1.3 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its municipalities and public corporations, of which $140 million were uncommitted lines of credit. Of these total credit facilities granted, $1.2 billion were outstanding at December 31, 2011. A substantial portion of our credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the Central Government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

Furthermore, as of December 31, 2011, we had outstanding $154 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of our investment securities portfolio. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2011, we serviced $3.5 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2011, we repurchased approximately $241 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2011, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $59 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representation and warranty violations on specific portfolios. At December 31, 2011, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $22.4 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

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

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd- Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. For 2011 the FDIC deposit insurance expense of Popular totaled $94 million and the prepaid FDIC insurance assessment as of December 31, 2011 amounted to $58 million.

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

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations

As of December 31, 2011 we had approximately $648.4 million and $57.8 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

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

We conducted our annual evaluation of goodwill during the third quarter of 2011 using July 31, 2011 as the annual evaluation date. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to BPNA, our United States operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the September 30, 2011 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the BPNA unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million, resulting in no goodwill impairment. As part of the monitoring process, management performed an assessment for BPNA at December 31, 2011 because, as mentioned above, this unit had failed the Step 1 test in the annual goodwill evaluation. Popular determined BPNA’s fair value utilizing the same valuation approaches used in the annual goodwill impairment test. The determined fair value for BPNA at December 31, 2011 continued to be below its carrying amount under all valuation approaches. The fair value determination of BPNA’s assets and liabilities was updated at December 31, 2011 utilizing valuation methodologies consistent with the July 31, 2011 test. The results of the assessment at December 31, 2011 indicated that the implied fair value of goodwill exceeded the goodwill carrying amount, resulting in no goodwill impairment. The results obtained in the December 31, 2011 assessment were consistent with the results of the annual impairment test in that the reduction in the fair value of BPNA was mainly attributable to the reduced fair value of BPNA’s loan portfolio.

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

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties, include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $140 million at December 31, 2011. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 27, “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

Separately, in November 2010 EVERTEC submitted a final voluntary self-disclosure to OFAC regarding the processing of certain Cuba related credit card transactions involving Costa Rica and Venezuela that EVERTEC believed could not be rejected under governing local law and policies, but which nevertheless may have not been consistent with the CACR. The voluntary self-disclosure also covered the transmission, through EVERTEC’s Costa Rica subsidiary, of data relating to debit card payment initiated by non-sanctioned persons traveling to Cuba. Notwithstanding the risk of violations of applicable governing local law and policies, around September 2010, EVERTEC ceased processing the credit card transactions and transmitting the data referred to in the two preceding sentences. We have agreed to indemnify EVERTEC for claims or damages related to these potential violations of the CACR. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.

RISKS RELATED TO THE FDIC-ASSISTED TRANSACTION

Risks Related to the FDIC-assisted Transaction

We entered into an FDIC-assisted transaction involving Westernbank, which could present additional risks to our business. On April 30, 2010, BPPR acquired certain assets and assumed certain liabilities of Westernbank from the FDIC in an assisted transaction. Although this transaction provides for FDIC assistance to BPPR to mitigate certain risks, such as sharing exposure to loan losses (80% of the losses in substantially all the acquired portfolio will be borne by the FDIC) and providing indemnification against certain liabilities of the former Westernbank, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because the FDIC-assisted transaction was structured in a manner that did not allow bidders the time and access to information normally associated with preparing for and evaluating a negotiated transaction, we may face additional risks in the FDIC-assisted transaction.

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

During the quarter ended December 31, 2010, retrospective adjustments were made to the estimated fair values of the covered loans to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. The retrospective adjustments were mostly driven by revisions in credit loss assumptions because of new information that became available. The revisions principally resulted in a decrease in the estimated credit losses, thus increasing the fair value of acquired loans and reducing the FDIC loss share indemnification asset. Refer to the Westernbank FDIC-assisted transaction section in the Annual Report and Note 4, “Business Combination”, to the consolidated financial statements for additional information on the Westernbank FDIC-assisted transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.

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

•	retain sufficient staff to perform the duties under the loss share agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets; and

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

Under the loss share agreements, BPPR is also required to maintain books and records sufficient to ensure and document compliance with the terms of the loss share agreements.”

Under the terms of the loss share agreements we are also required to deliver certain certificates and reports from our independent public accountants as to whether they are aware of any non-compliance with the terms of each of the loss share agreements and the computations required thereunder. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Popular has received all reimbursements requested from the FDIC through its submission for the quarter ended March 31, 2011. The certifications for subsequent periods are being resubmitted to conform to FDIC guidance regarding the computation of charge-offs and reimbursement of expenses and to adjust the certifications in accordance with the final reconciliation with the FDIC of the loans balances and classification of the loans acquired. No major adjustments are anticipated as a result of these changes, except for the timing of the reimbursement of certain expenses. Under the terms of the FDIC loss share agreements, the assignment or transfer of the loss sharing agreements to another entity generally requires the written consent of the FDIC. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

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

RISKS RELATING TO OUR OPERATIONS

Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

Popular is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. Two of the most significant cyber–attack risks that we may face are e-fraud and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer or bank accounts. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and/or regulatory costs to Popular if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide e-banking and mobile banking services to our customers.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

We rely on other companies to provide key components of our business infrastructure

Third parties provide key components of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Hurricanes and other weather-related events, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

A significant portion of our operations are located in a region susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Man-made disasters and other events connected with the region in which we are located could have similar effects. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

For further information of other risks faced by Popular please refer to the Management Discussion & Analysis section of the Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2011, BPPR owned and wholly or partially occupied approximately 101 branch premises and other facilities throughout Puerto Rico. It also owned 7 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2011, BPNA had 98 offices (principally bank branches) of which 16 were owned and 82 were leased. These offices were located in New York, Illinois, New Jersey, California, Florida and Texas. Included in this figure is a leased six story office building in Rosemont, Illinois that is the site of BPNA’s headquarters. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 54% of the office floors space. Approximately 34% of the office space is leased to outside tenants and 12% is available for lease. In addition, a number of retail businesses occupy part of the recently redeveloped ground and promenade levels, while other contract negotiations are underway to establish additional retail businesses including sit-down restaurants and other food vendors.

Popular Center North Building, a five-story building, on the same block as Popular Center. These facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons total.

Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The six stories of office space and the basement are occupied by BPPR units and the Corporate Credit Risk Division. At the ground level, Popular Auto occupies approximately 10% of the retail type space and the remaining spaces are leased or available for leasing to outside tenants. It has parking facilities for approximately 1,165 cars.

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

Old San Juan Building, a twelve-story structure located in Old San Juan, Puerto Rico. BPPR occupies approximately 26% of the building for a branch operation, an exhibition room and other facilities. In addition, approximately 11%, of the space is occupied by Fundación Banco Popular, Inc. and a reception center. The rest of the building is leased or available for leasing to outside tenants.

Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, Inc. as its headquarters. The property also includes an adjacent four-level parking garage with capacity for approximately 300 cars, a potable water cistern and a diesel storage tank.

Altamira Building, a nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the Mortgage Servicing Division of BPPR.

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2011, a BPPR branch and the Río Piedras regional office operate in the branch building while a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see Note 27, “Commitments and Contingencies”, to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURE

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

Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2011 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

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

As of February 24, 2012, Popular had 10,283 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $1.76 per share.

Proposed Reverse Stock Split

On February 17, 2012, the Board of Directors adopted a resolution to amend our Restated Certificate of Incorporation to effect a reverse stock split of our outstanding Common Stock of 1-for-10, together with a corresponding reduction in our authorized shares of Common Stock. The proposed amendment is subject to stockholder approval at the annual meeting of stockholders schedule for April 27, 2012. The affirmative vote of two-third of the shares of outstanding Common Stock is required to approve the amendment. If the amendment is adopted, it will become effective upon the filing of a certificate of amendment to our Restated Certificate of Incorporation with the Puerto Rico Department of State or at such later date and time specified in that certificate of amendment (the “Effective Time”). Popular will issue a press release announcing the effective time of the reverse stock split before filing the certificate of amendment with the Puerto Rico Department of State.

In connection with the reverse stock split, we would amend our Restated Certificate of Incorporation to reduce correspondingly the number of shares of our authorized Common Stock. If the reverse stock split is adopted, the number of authorized shares of Common Stock would be reduced from 1.7 billion to 170 million.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2011 consisted of:

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

In connection with the resumption of payment of monthly dividends on the Preferred Stock, which amounted $3.7 million for 2011, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. During 2011 the Common Stock issued under those plans was $7.7 million that was well above the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

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

For the accounting treatment and further information about the exchange offer and Treasury exchange, please refer to Note 22, “Exchange offers” Note 23, “Stockholder’s equity”, and Note 32 “Net income (loss) per common share” on our Audited Financial Statements.

2010 Capital Raise

In April 2010, Popular raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of contingent convertible perpetual non-cumulative preferred stock, Series D, no par value, $1,000 liquidation preference per share. The Preferred Stock represented by depositary shares automatically converted into the Common Stock at a conversion rate of 8.3333 shares of Common Stock for each depositary share on May 11, 2010, which was the 5th business day after Popular’s common shareholders approved the amendment to Popular’s restated certificate of incorporation to increase the number of authorized shares of Common Stock. The conversion of the depositary shares of Preferred Stock resulted in the issuance of 383,333,333 additional shares of Common Stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 32, “Net income (loss) per common share”, to the audited consolidated financial statements provides information on the impact of the conversion on net (loss) income per common share.

Dividend Reinvestment and Stock Purchase Plan

Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of the Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our Common Stock. No additional shares were issued under the dividend reinvestment during 2011.

Equity Based Plans

For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 11.

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 10,000,000.

In connection with our participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will require Popular to repurchase its Common Stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2011 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31	55,009	$1.78	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	-	-	-	-
Total December 31, 2011	55,009	$1.78	-	-

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2006, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Comparison of Five Year Cumulative Total Return

Total Return as of December 31

(December 31, 2006=100)

(1) Unless Popular specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item appears in Table 1, “Selected Financial Data”, and the text under the caption “Statement of Operations Analysis” in the Management Discussion and Analysis, and is incorporated herein by reference.

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
Ratio of Earnings to Fixed Charges:	2011	2010	2009 (1)	2008 (1)	2007(1)
Including Interest on Deposits	1.5	1.4	(A)	(A)	1.2
Excluding Interest on Deposits	2.0	1.7	(A)	(A)	1.5

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	1.4	1.4	(A)	(A)	1.2
Excluding Interest on Deposits	1.9	1.7	(A)	(A)	1.5

(1)

On November 3, 2008, Popular sold residual interests and servicing related assets of Popular Financial Holding (“PFH”) and Popular, FS to Goldman Sachs Mortgage Company, Goldman, Sachs & Co. and Litton Loan Servicing, LP. In addition, on September 18, 2008, Popular announced the consummation of the sale of manufactured housing loans of PFH to 21st Mortgage Corp. and Vanderbilt Mortgage and Finance, Inc. The above transactions and past sales and restructuring plans executed at PFH in 2009 and 2008 have resulted in the discontinuance of our PFH operations and PFH’s results are reflected as such in our Consolidated Statements of Operations. The computation of earnings to fixed charges and Preferred Stock dividends excludes discontinued operations. Prior periods have been retrospectively adjusted on a comparable basis.

(A)

During 2008 and 2009, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1, including and excluding interest on deposits. Popular would have had to generate additional earnings of approximately $235 million and $625 million to achieve ratios of 1:1 in 2008 and 2009, respectively.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Long –term obligations	$1,856,372	$4,170,183	$2,648,632	$3,386,763	$4,621,352
Non-cumulative Preferred Stock	50,160	50,160	50,160	586,875	186,875
Fixed rate cumulative Perpetual Preferred Stock				896,650

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on page 2 through 99 in the Annual Report under the caption Management Discussion and Analysis, and is incorporated herein by reference.

Table 20, “Maturity Distribution of Earning Assets”, in the Management Discussion and Analysis, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears on page 59 through 66 in the Management Discussion and Analysis in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages 108 through 254, in the Annual Report and under the caption “Statistical Summary — 2010-2011 Quarterly Financial Data” in the Annual Report, and is incorporated herein by reference.

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

Assessment on Internal Control Over Financial Reporting

Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are on pages 105 through 107 of our Annual Report and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table set forth information as of December 31, 2011 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	2001 Stock Option Plan	1,576,202	$18.85	-
	2004 Omnibus Incentive Plan	493,249	26.96	5,308,680

Equity compensation plans not approved by security holder		-	-	-
Total		2,069,451	$20.78	5,308,680

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

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 106 through 254 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2011

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 55 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR, INC.
(Registrant)

By:	S/ RICHARD L. CARRIÓN
Richard L. Carrión
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S/ RICHARD L. CARRIÓN	Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer
Richard L. Carrión
02-29-12

S/ JORGE A. JUNQUERA	Principal Financial Officer	02-29-12
Jorge A. Junquera
Senior Executive Vice President

S/ ILEANA GONZÁLEZ	Principal Accounting Officer	02-29-12
Ileana González
Senior Vice President

S/ ALEJANDRO M. BALLESTER
Alejandro M. Ballester	Director	02-29-12

S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	02-29-12

S/ C. KIM GOODWIN
C. Kim Goodwin	Director	02-29-12

S/ MANUEL MORALES JR.
Manuel Morales Jr.	Director	02-29-12

S/ WILLIAM J. TEUBER JR.
William J. Teuber Jr.	Director	02-29-12

S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	02-29-12

S/ JOSE R. VIZCARRONDO
José R. Vizcarrondo	Director	02-29-12

Exhibit Index

2.1	Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared- Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

2.2	Agreement and Plan of Merger dated as of June 30, 2010, among Popular, Inc., AP Carib Holdings Ltd., Carib Acquisition, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

2.3	Second Amendment to the Agreement and Plan of Merger, dated as of August 8, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated August 8, 2010 and filed on August 12, 2010).

2.4	Third Amendment to the Agreement and Plan of Merger, dated as of September 15, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 15, 2010 and filed on September 21, 2010).

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated as of September 30, 2010, among Popular, Inc., EVERTEC, Inc., AP Carib Holdings, Ltd. and Carib Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8- K dated September 30, 2010 and filed on October 6, 2010).

3.1	Composite Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of Popular, Inc., as amended (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K, dated December 17, 2008 and filed on December 23, 2008).

4.1	Specimen of Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.2	Senior Indenture, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.3	Second Supplemental Indenture, dated as of August 5, 1999, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to Popular, Inc.’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.4	Subordinated Indenture dated as of November 30, 1995, between Popular, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of Popular, Inc.’s Registration Statement No. 333- 26941, dated May 12, 1997).

4.5	Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of Popular, Inc., Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.6	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as successor trustee (incorporated by reference to Exhibit 4(h) to Popular, Inc.’s Current Report on Form 8-K, dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.7	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc.(incorporated by reference to Exhibit 4(g) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.8	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated by reference to Exhibit 4(h) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.9	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by Popular, Inc. (incorporated by reference to Exhibit 10(b) of Popular, Inc.’s Current Report on Form 8-K, dated June 23, 2004 and filed on July 2, 2004).

4.10	Junior Subordinated Indenture, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit (4)(a) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.11	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.12	Amended and Restated Trust Agreement of BanPonce Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.13	Certificate of Trust of BanPonce Trust I (incorporated by reference to Exhibit 4.5 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.14	Form of Capital Securities Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of Popular, Inc.’s Current Report on Form 8-K, dated and filed on February 19, 1997).

4.15	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor, and The Bank of New York Mellon, as guarantee trustee, relating to BanPonce Trust I (incorporated by reference to Exhibit 4.9 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.16	Form of Junior Subordinated Deferrable Interest Debenture for Popular North America, Inc. (incorporated by reference to Exhibit (4)(i) of Popular, Inc.’s Current Report on Form 8-K (File No. 000- 13818), dated and filed on February 19, 1997).

4.17	Form of Certificate representing Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.18	Certificate of Designation, Preference and Rights of Popular, Inc.’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 3.3 of Popular, Inc.’s Form 8-A filed on February 25, 2003).

4.19	Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement No. 333-108559 filed with the SEC on September 5, 2003).

4.20	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.21	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.22	Certificate of Trust of Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.23	Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.24	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.25	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.26	Indenture dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated October 31,2003, as filed with the SEC on November 4, 2003).

4.27	First Supplemental Indenture, dated as of October 31, 2003, between Popular, Inc. and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.28	Form of Junior Subordinated Indenture between Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and J.P. Morgan Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(a) to the Amendment to Registration Statement No. 333-118197 filed with the SEC on September 9, 2004).

4.29	Supplemental Indenture, dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8- K dated August 31, 2009, and filed on September 3, 2009).

4.30	Amended and Restated Trust Agreement of Popular North America Capital Trust I, dated as of August 31, 2009, among Popular North America, Inc., as depositor, Popular, Inc., as guarantor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.31	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.32	Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit E of the Amended and Restated Trust Agreement).

4.33	Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.34	Certificate of Junior Subordinated Debenture relating to Popular, Inc.’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.35	Second Supplemental Indenture, dated as of November 30, 2004, between Popular, Inc. and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 3, 2004).

4.36	Supplemental Indenture, dated as of August 31, 2009, between Popular, Inc., as Issuer, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.37	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of August 31, 2009, among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, the Administrative Trustees named therein, and the several Holders, as defined therein (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.38	Certificate of Trust of Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.39	Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.40	Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor, and The Bank of New York Mellon, as guarantee trustee (incorporated by reference to Exhibit 4.12 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.41	Certificate of Designation of the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 3 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.42	Form of certificate representing the Popular, Inc.’s 8.25% Non-Cumulative Monthly Income Preferred Stock, Series B (incorporated by reference to Exhibit 4 to Popular, Inc.’s Form 8-A filed with the SEC on May 28, 2008).

4.43	Warrant dated December 5, 2008 to purchase shares of Common Stock of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

4.44	Indenture between Popular, Inc. and The Bank of New York Mellon, as trustee, dated August 24, 2009 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.45	First Supplemental Indenture between Popular, Inc. and Bank of New York Mellon, as trustee, dated August 24, 2009 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.46	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust III among Popular, Inc., as depositor, The Bank of New York Mellon, as property trustee, BNY Mellon Trust of Delaware, as Delaware trustee, and the several Holders as defined therein, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.47	Form of Capital Securities Certificate of Popular Capital Trust III (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on form 8-K dated August 21, 2009 and filed on August 26, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.48	Guarantee Agreement by and between Popular, Inc. and The Bank of New York Mellon, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.49	Sixth Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.1 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.50	Seventh Supplemental Indenture, dated March 15, 2010, between Popular, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 99.2 of Popular Inc.’s Current Report on Form 8-K dated March, 15, 2010 and filed on March 19, 2010).

4.51	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8- K dated April 30, 2010 and filed on May 6, 2010).

4.52	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.53	Popular North America, Inc. 7.47% Senior Note Due 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.54	Popular North America, Inc. 7.66% Senior Note Due 2015 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.55	Popular North America, Inc. 7.86% Senior Note Due 2016 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

10.1	Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Registration Statement on Form S-8 (No. 333-60666), filed on May 10, 2001).

10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6	Compensation Agreement for Frederic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8	Compensation agreement for Michael Masin as director of Popular, Inc., dated January 25, 2007, (incorporated by reference to Exhibit 10.20 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.9	Compensation agreement for Alejandro M. Ballester as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.9 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Compensation agreement for Carlos A. Unanue as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Compensation agreement for C. Kim Goodwin as director of Popular, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Annual Report on Form 10-Q for the quarter ended June 30, 2011).

10.12	Agreement dated June 18, 2010 by and among Popular, Inc., Banco Popular de Puerto Rico, Banco Popular North America, Popular International Bank, Inc., Popular North America, Inc. and David Chafey, Jr. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated June 18, 2010 and filed on June 25, 2010).

10.13	Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.33 of Popular, Inc.’s Annual Report of Form 10-K for the fiscal year ended December 31, 2008).

10.14	Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.15	Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.16	IP Purchase and Sale Agreement, dated as of June 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

10.17	Stockholder Agreement, dated as of September 30, 2010, among Carib Holdings, Inc., and each of the holders of Carib Holdings, Inc. (incorporated by reference to Exhibit 99.2 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.18	Amended and Restated Master Services Agreement, dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.19	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.20	Employment Offer to Carlos J. Vázquez, as President of Banco Popular North America (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.21	Agreement dated August 11, 2011 between Amílcar Jordán and his wife Leslie González and Popular, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K Dated August 15, 2011 and filed August 17, 2011).

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges.

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2011.

21.1	Schedule of Subsidiaries of Popular, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15

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