Form 10-Q
period 2012-03-31
POPULAR INC
filed 2012-05-10
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 1,027,812,904 shares outstanding as of April 30, 2012.

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	March 31, 2012	December 31, 2011	March 31, 2011
Assets:
Cash and due from banks	$472,806	$535,282	$464,555

Money market investments:
Federal funds sold	—	75,000	—
Securities purchased under agreements to resell	240,411	252,668	200,185
Time deposits with other banks	1,063,852	1,048,506	761,380

Total money market investments	1,304,263	1,376,174	961,565

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	348,103	402,591	587,218
Other trading securities	56,190	33,740	47,581
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,736,706	1,737,868	2,105,783
Other investment securities available-for-sale	3,401,910	3,271,955	3,580,558
Investment securities held-to-maturity, at amortized cost (fair value at
March 31, 2012 - $124,829; December 31, 2011 - $125,254;
March 31, 2011 - $147,816)	124,372	125,383	142,106
Other investment securities, at lower of cost or realizable value (realizable value at March 31, 2012 - $197,372; December 31, 2011 - $181,583;
March 31, 2011 - $176,336)	195,708	179,880	174,930
Loans held-for-sale, at lower of cost or fair value	361,596	363,093	569,678

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,577,995	20,703,192	20,781,549
Loans covered under loss sharing agreements with the FDIC	4,221,788	4,348,703	4,729,550
Less – Unearned income	99,321	100,596	104,760
Allowance for loan losses	803,264	815,308	736,505

Total loans held-in-portfolio, net	23,897,198	24,135,991	24,669,834

FDIC loss share asset	1,880,357	1,915,128	2,426,305
Premises and equipment, net	533,545	538,486	543,577
Other real estate not covered under loss sharing agreements with the FDIC	193,768	172,497	156,888
Other real estate covered under loss sharing agreements with the FDIC	110,559	109,135	65,562
Accrued income receivable	126,568	125,209	147,670
Mortgage servicing assets, at fair value	156,331	151,323	167,416
Other assets	1,439,532	1,462,393	1,314,739
Goodwill	647,911	648,350	647,387
Other intangible assets	61,798	63,954	56,441

Total assets	$37,049,221	$37,348,432	$38,829,793

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,366,420	$5,655,474	$4,913,009
Interest bearing	21,831,316	22,286,653	22,283,665

Total deposits	27,197,736	27,942,127	27,196,674

Assets sold under agreements to repurchase	2,113,557	2,141,097	2,642,800
Other short-term borrowings	751,200	296,200	290,302
Notes payable	1,843,754	1,856,372	3,794,655
Other liabilities	1,175,903	1,193,883	1,100,456

Total liabilities	33,082,150	33,429,679	35,024,887

Commitments and contingencies (See Note 18)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding in all periods presented	50,160	50,160	50,160
Common stock, $0.01 par value; 1,700,000,000 shares authorized in all periods presented; 1,027,555,936 shares issued at March 31, 2012 (December 31, 2011 – 1,026,346,396; March 31, 2011 – 1,023,628,492) and 1,027,117,068 shares outstanding (December 31, 2011 – 1,025,904,567; March 31, 2011 – 1,023,416,118)	10,276	10,263	10,236
Surplus	4,116,710	4,114,661	4,096,245
Accumulated deficit	(165,249)	(212,726)	(338,126)
Treasury stock – at cost, 438,868 shares at March 31, 2012 (December 31, 2011 – 441,829; March 31, 2011 – 212,374)	(1,041)	(1,057)	(607)
Accumulated other comprehensive loss, net of tax	(43,785)	(42,548)	(13,002)

Total stockholders’ equity	3,967,071	3,918,753	3,804,906

Total liabilities and stockholders’ equity	$37,049,221	$37,348,432	$38,829,793

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2012	2011
Interest income:
Loans	$387,942	$423,375
Money market investments	948	947
Investment securities	45,070	52,375
Trading account securities	5,891	8,754

Total interest income	439,851	485,451

Interest expense:
Deposits	51,679	76,879
Short-term borrowings	13,583	14,015
Long-term debt	37,007	51,198

Total interest expense	102,269	142,092

Net interest income	337,582	343,359
Provision for loan losses - non-covered loans	82,514	59,762
Provision for loan losses - covered loans	18,209	15,557

Net interest income after provision for loan losses	236,859	268,040

Service charges on deposit accounts	46,589	45,630
Other service fees (Refer to Note 24)	66,039	58,652
Trading account loss	(2,143)	(499)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	15,471	7,244
Adjustments (expense) to indemnity reserves on loans sold	(3,875)	(9,848)
FDIC loss share (expense) income (Refer to Note 25)	(15,255)	16,035
Fair value change in equity appreciation instrument	—	7,745
Other operating income	17,082	39,409

Total non-interest income	123,908	164,368

Operating expenses:
Personnel costs	121,491	106,140
Net occupancy expenses	24,162	24,586
Equipment expenses	11,341	12,036
Other taxes	13,438	11,972
Professional fees	48,105	46,688
Communications	7,131	7,210
Business promotion	12,850	9,860
FDIC deposit insurance	24,926	17,673
Loss on early extinguishment of debt	69	8,239
Other real estate owned (OREO) expenses	14,165	2,211
Other operating expenses	15,896	26,179
Amortization of intangibles	2,593	2,255

Total operating expenses	296,167	275,049

Income before income tax	64,600	157,359
Income tax expense	16,192	147,227

Net Income	$48,408	$10,132

Net Income Applicable to Common Stock	$47,477	$9,202

Net Income per Common Share – Basic	$0.05	$0.01

Net Income per Common Share – Diluted	$0.05	$0.01

Dividends Declared per Common Share	—	—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2012	2011
Net income	$48,408	$10,132

Other comprehensive loss before tax:
Foreign currency translation adjustment	(86)	(591)
Reclassification adjustment for losses included in net income	—	10,084
Adjustment of pension and postretirement benefit plans	—	—
Amortization of net losses	6,289	3,243
Amortization of prior service cost	(50)	(240)
Unrealized holding losses on securities available-for-sale arising during the period	(7,882)	(19,978)
Reclassification adjustment for losses included in net income	—	—
Unrealized net losses on cash flow hedges	(290)	(51)
Reclassification adjustment for net losses (gains) included in net income	1,057	(935)

Other comprehensive loss before tax	(962)	(8,468)
Income tax (expense) benefit	(275)	1,427

Total other comprehensive loss, net of tax	(1,237)	(7,041)

Comprehensive income, net of tax	$47,171	$3,091

Tax effect allocated to each component of other comprehensive loss:

	Quarter ended
	March 31,
(In thousands)	2012	2011
Underfunding of pension and postretirement benefit plans	$—	$—
Amortization of net losses	(1,740)	(966)
Amortization of prior service cost	15	72
Unrealized holding losses on securities available-for-sale arising during the period	1,681	1,941
Reclassification adjustment for losses included in net income	—	—
Unrealized net losses on cash flow hedges	87	15
Reclassification adjustment for net losses (gains) included in net income	(318)	365

Income tax (expense) benefit	$(275)	$1,427

Disclosure of accumulated other comprehensive loss:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Foreign currency translation adjustment	$(28,915)	$(28,829)	$(26,658)

Pension and postretirement benefit plans	(327,048)	(333,287)	(207,933)
Tax effect	115,504	117,229	79,962

Net of tax amount	(211,544)	(216,058)	(127,971)

Unrealized holding gains on securities available-for-sale	222,864	230,746	164,596
Tax effect	(25,987)	(27,668)	(22,933)

Net of tax amount	196,877	203,078	141,663

Unrealized (losses) gains on cash flow hedges	(290)	(1,057)	(51)
Tax effect	87	318	15

Net of tax amount	(203)	(739)	(36)

Accumulated other comprehensive loss	$(43,785)	$(42,548)	$(13,002)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock, including treasury stock	Preferred stock	Surplus	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at December 31, 2010	$9,655	$50,160	$4,094,005	$(347,328)	$(5,961)	$3,800,531
Net income				10,132		10,132
Issuance of stock	7		2,240			2,247
Dividends declared:
Preferred stock				(930)		(930)
Common stock purchases	(33)					(33)
Other comprehensive loss, net of tax					(7,041)	(7,041)

Balance at March 31, 2011	$9,629	$50,160	$4,096,245	$(338,126)	$(13,002)	$3,804,906

Balance at December 31, 2011	$9,206	$50,160	$4,114,661	$(212,726)	$(42,548)	$3,918,753
Net income				48,408		48,408
Issuance of stock	13		2,049			2,062
Dividends declared:
Preferred stock				(931)		(931)
Common stock purchases	(6)					(6)
Common stock reissuance	22					22
Other comprehensive loss, net of tax					(1,237)	(1,237)

Balance at March 31, 2012	$9,235	$50,160	$4,116,710	$(165,249)	$(43,785)	$3,967,071

Disclosure of changes in number of shares:	March 31, 2012	December 31, 2011	March 31, 2011
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of year	1,026,346,396	1,022,929,158	1,022,929,158
Issuance of stock	1,209,540	3,417,238	699,334

Balance at end of the period	1,027,555,936	1,026,346,396	1,023,628,492
Treasury stock	(438,868)	(441,829)	(212,374)

Common Stock – Outstanding	1,027,117,068	1,025,904,567	1,023,416,118

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$48,408	$10,132

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	100,723	75,319
Amortization of intangibles	2,593	2,255
Depreciation and amortization of premises and equipment	11,756	12,060
Net accretion of discounts and amortization of premiums and deferred fees	(4,077)	(88,327)
Impairment losses on net assets to be disposed of	—	8,564
Fair value adjustments on mortgage servicing rights	(784)	6,171
Fair value change in equity appreciation instrument	—	(7,745)
FDIC loss share expense (income)	15,255	(13,621)
FDIC deposit insurance expense	24,926	17,673
Adjustments (expense) to indemnity reserves on loans sold	3,875	9,848
Earnings from investments under the equity method	(2,252)	(6,826)
Deferred income tax expense	4,418	140,915
(Gain) loss on:
Disposition of premises and equipment	(6,284)	(1,412)
Early extinguishment of debt	69	—
Sale of loans, including valuation adjustments on loans held-for-sale	(15,471)	(7,244)
Sale of equity method investment	—	(16,666)
Acquisitions of loans held-for-sale	(76,118)	(90,780)
Proceeds from sale of loans held-for-sale	63,460	45,448
Net disbursements on loans held-for-sale	(223,500)	(184,641)
Net (increase) decrease in:
Trading securities	270,691	206,222
Accrued income receivable	(1,357)	2,988
Other assets	22,956	(4,602)
Net increase (decrease) in:
Interest payable	(2,249)	(4,410)
Pension and other postretirement benefit obligation	4,720	(123,957)
Other liabilities	(2,421)	(38,203)

Total adjustments	190,929	(60,971)

Net cash provided by (used in) operating activities	239,337	(50,839)

Cash flows from investing activities:
Net decrease in money market investments	71,911	17,730
Purchases of investment securities:
Available-for-sale	(529,445)	(752,479)
Held-to-maturity	(250)	(51,998)
Other	(47,629)	(38,305)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	388,472	278,274
Held-to-maturity	1,539	27,335
Other	31,800	27,050
Net repayments on loans	191,073	427,622
Proceeds from sale of loans	21,304	200,387
Acquisition of loan portfolios	(140,005)	(348,226)
Payments received from FDIC under loss sharing agreements	20,896	583
Net proceeds from sale of equity method investment	—	31,068
Mortgage servicing rights purchased	(474)	(383)
Acquisition of premises and equipment	(12,298)	(18,599)
Proceeds from sale of:
Premises and equipment	11,946	7,763
Foreclosed assets	25,923	44,648

Net cash provided by (used in) investing activities	34,763	(147,530)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(745,906)	433,505
Federal funds purchased and assets sold under agreements to repurchase	(27,541)	230,250
Other short-term borrowings	455,000	(73,920)
Payments of notes payable	(22,284)	(622,568)
Proceeds from issuance of notes payable	2,719	242,000
Proceeds from issuance of common stock	2,062	2,247
Dividends paid	(620)	(930)
Treasury stock acquired	(6)	(33)

Net cash (used in) provided by financing activities	(336,576)	210,551

Net (decrease) increase in cash and due from banks	(62,476)	12,182
Cash and due from banks at beginning of period	535,282	452,373

Cash and due from banks at end of period	$472,806	$464,555

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as mortgage banking, investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries (the “Corporation”). All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation would also consolidate any variable interest entities (“VIEs”) for which it has a controlling financial interest and therefore is the primary beneficiary. The Corporation does not hold an interest in any VIEs subject to consolidation at this time. Assets held in a fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the consolidated statements of financial condition. The results of operations of companies or assets acquired are included only from the dates of acquisition.

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

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2011 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2011 consolidated financial statements and notes to the financial statements to conform with the 2012 presentation.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2011, included in the Corporation’s 2011 Annual Report (the “2011 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) and FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”)

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the new requirement in ASU 2011-05 to present components of reclassification adjustments out of accumulated other comprehensive income on the face of the income statement by income statement line item.

The Corporation adopted the provisions of these two guidance in the first quarter of 2012. The guidance impacts presentation disclosure only and did not have an impact on the Corporation’s financial condition or results of operations.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

The FASB issued ASU 2011-11 in December 2011. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. To meet this objective, entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement or similar arrangement shall disclose the following quantitative information separately for assets and liabilities in tabular format: a) gross amounts of recognized assets and liabilities; b) amounts offset to determine the net amount presented in the balance sheet; c) net amounts presented in the balance sheet; d) amounts subject to an enforceable master netting agreement or similar arrangement not otherwise included in (b), including: amounts related to recognized financial instruments and other derivatives instruments if either management makes an accounting election not to offset or the amounts do not meet the guidance in ASC Section 210-20-45 or ASC Section 815-10-45, and also amounts related to financial collateral (including cash collateral); and e) the net amount after deducting the amounts in (d) from the amounts in (c).

In addition to these tabular disclosures, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Corporation’s financial condition or results of operations.

FASB Accounting Standards Update 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (“ASU 2011-10”)

The FASB issued ASU 2011-10 in December 2011. The objective of this ASU is to resolve the diversity in practice about whether the guidance in ASC Subtopic 360-20, “Property, Plant, and Equipment Real Estate Sales” applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in ASC Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under ASC Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.

ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted; however, the Corporation is not early adopting this ASU.

The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued Accounting Standards Update (“ASU”) No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it did not impact the Corporation’s consolidated financial statements for the quarter ended March 31, 2012.

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

The new guidance was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively and early application was not permitted.

The Corporation adopted this guidance on the first quarter of 2012. It did not have a material impact on the Corporation’s consolidated financial statements. Refer to Notes 21 and 22 for additional fair value disclosures included for the quarter ended March 31, 2012.

FASB Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

The FASB issued ASU 2011-03 in April 2011. The amendment of this ASU affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The ASU modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings / lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). This ASU does not affect other transfers of financial assets. ASC Topic 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over transferred financial assets.

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

The new guidance was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application was not permitted.

The adoption of this guidance on January 1, 2012 did not have an impact on the Corporation’s consolidated financial statements for the quarter ended March 31, 2012.

Note 3—Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $877 million at March 31, 2012 (December 31, 2011—$838 million; March 31, 2011—$843 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2012 and December 31, 2011, the Corporation held $36 million in restricted assets in the form of cash and funds deposited in money market accounts (March 31, 2011—$51 million).

Note 4 – Pledged assets

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

	March 31,	December 31,	March 31,
(In thousands)	2012	2011	2011
Investment securities available-for-sale, at fair value	$1,840,351	$1,894,651	$1,529,464
Investment securities held-to-maturity, at amortized cost	25,000	25,000	49,734
Loans held-for-sale measured at lower of cost or fair value	4,421	5,286	2,638
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	536,666	—	4,634,499
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,967,998	8,571,268	8,906,093
Other real estate covered under loss sharing agreements with the FDIC	—	—	65,562

Total pledged assets	$11,374,436	$10,496,205	$15,187,990

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At March 31, 2012, the Corporation had $1.3 billion in investment securities available-for-sale and $0.3 billion in loans that served as collateral to secure public funds (December 31, 2011—$1.4 billion and $0.4 billion, respectively; March 31, 2011—$1.0 billion and $0.7 billion, respectively).

At March 31, 2012, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating $2.5 billion (December 31, 2011—$2.0 billion; March 31, 2011—$1.7 billion). Refer to Note 14 to the consolidated financial statements for borrowings outstanding under these credit facilities. At March 31, 2012, the credit facilities authorized with the FHLB were collateralized by $3.7 billion in loans held-in-portfolio (December 31, 2011—$3.2 billion; March 31, 2011—$2.7 billion). Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $3.2 billion (December 31, 2011—$2.6 billion; March 31, 2011—$2.8 billion), which remained unused as of such date. The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2012, the credit facilities with the Fed discount window were collateralized by $4.9 billion in loans held-in-portfolio (December 31, 2011—$4.0 billion; March 31, 2011—$5.5 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at March 31, 2012 and December 31, 2011, securities sold but not yet delivered amounting to $68 million were pledged to secure repurchase agreements.

Loans held-in-portfolio and other real estate owned that are covered by loss sharing agreements with the FDIC amounting to $4.7 billion served as collateral to secure the note issued to the FDIC at March 31, 2011.

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At March 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$7,012	$84	$—	$7,096	1.50%
After 1 to 5 years	27,790	3,198	—	30,988	3.82

Total U.S. Treasury securities	34,802	3,282	—	38,084	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	99,515	1,735	—	101,250	3.36
After 1 to 5 years	625,230	21,897	—	647,127	3.31
After 5 to 10 years	310,004	2,290	940	311,354	2.14
After 10 years	32,085	369	387	32,067	4.00

Total obligations of U.S. Government sponsored entities	1,066,834	26,291	1,327	1,091,798	3.00

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	765	4	—	769	4.94
After 1 to 5 years	13,039	296	23	13,312	4.04
After 5 to 10 years	4,595	41	—	4,636	5.33
After 10 years	37,320	799	—	38,119	5.38

Total obligations of Puerto Rico, States and political subdivisions	55,719	1,140	23	56,836	5.06

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	6,822	81	—	6,903	1.48
After 5 to 10 years	41,988	1,347	—	43,335	2.86
After 10 years	1,756,972	51,991	394	1,808,569	2.66

Total collateralized mortgage obligations—federal agencies	1,805,782	53,419	394	1,858,807	2.66

Collateralized mortgage obligations—private label
After 5 to 10 years	5,041	1	149	4,893	0.77
After 10 years	52,445	70	2,740	49,775	2.52

Total collateralized mortgage obligations—private label	57,486	71	2,889	54,668	2.37

Mortgage-backed securities
Within 1 year	32	—	—	32	3.71
After 1 to 5 years	6,619	311	—	6,930	3.90
After 5 to 10 years	102,677	7,837	1	110,513	4.67
After 10 years	1,755,946	131,139	36	1,887,049	4.24

Total mortgage-backed securities	1,865,274	139,287	37	2,004,524	4.26

Equity securities (without contractual maturity)	6,595	875	11	7,459	2.81

Other
After 5 to 10 years	17,850	3,063	—	20,913	10.99
After 10 years	5,410	117	—	5,527	3.62

Total other	23,260	3,180	—	26,440	9.28

Total investment securities available-for-sale	$4,915,752	$227,545	$4,681	$5,138,616	3.40%

	At December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$34,980	$3,688	$—	$38,668	3.35%

Total U.S. Treasury securities	34,980	3,688	—	38,668	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	94,492	2,382	—	96,874	3.45
After 1 to 5 years	655,625	25,860	—	681,485	3.38
After 5 to 10 years	171,633	2,969	—	174,602	2.94
After 10 years	32,086	499	—	32,585	3.20

Total obligations of U.S. Government sponsored entities	953,836	31,710	—	985,546	3.30

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	765	9	—	774	4.97
After 1 to 5 years	14,824	283	31	15,076	4.07
After 5 to 10 years	4,595	54	—	4,649	5.33
After 10 years	37,320	909	—	38,229	5.38

Total obligations of Puerto Rico, States and political subdivisions	57,504	1,255	31	58,728	5.03

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	2,424	49	—	2,473	3.28
After 5 to 10 years	55,096	1,446	—	56,542	2.64
After 10 years	1,589,373	49,462	208	1,638,627	2.84

Total collateralized mortgage obligations—federal agencies	1,646,893	50,957	208	1,697,642	2.83

Collateralized mortgage obligations—private label
After 5 to 10 years	5,653	1	181	5,473	0.81
After 10 years	59,460	—	7,141	52,319	2.44

Total collateralized mortgage obligations—private label	65,113	1	7,322	57,792	2.30

Mortgage-backed securities
Within 1 year	57	1	—	58	3.91
After 1 to 5 years	7,564	328	—	7,892	3.86
After 5 to 10 years	111,639	8,020	1	119,658	4.66
After 10 years	1,870,736	141,274	49	2,011,961	4.25

Total mortgage-backed securities	1,989,996	149,623	50	2,139,569	4.27

Equity securities (without contractual maturity)	6,594	426	104	6,916	2.96

Other
After 5 to 10 years	17,850	700	—	18,550	10.99
After 10 years	6,311	101	—	6,412	3.61

Total other	24,161	801	—	24,962	9.06

Total investment securities available-for-sale	$4,779,077	$238,461	$7,715	$5,009,823	3.58%

	At March 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$7,003	$98	$—	$7,101	1.50%
After 5 to 10 years	28,505	2,076	—	30,581	3.81

Total U.S. Treasury securities	35,508	2,174	—	37,682	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	230,290	906	921	230,275	2.95
After 1 to 5 years	1,005,737	45,685	92	1,051,330	3.73
After 5 to 10 years	180,000	—	518	179,482	2.66

Total obligations of U.S. Government sponsored entities	1,416,027	46,591	1,531	1,461,087	3.47

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	10,357	10	—	10,367	3.92
After 1 to 5 years	15,753	255	6	16,002	4.52
After 5 to 10 years	20,765	35	167	20,633	5.07
After 10 years	5,505	62	—	5,567	5.28

Total obligations of Puerto Rico, States and political subdivisions	52,380	362	173	52,569	4.70

Collateralized mortgage obligations—federal agencies
Within 1 year	35	—	—	35	3.36
After 1 to 5 years	1,737	88	—	1,825	4.76
After 5 to 10 years	91,067	1,019	865	91,221	2.47
After 10 years	1,487,274	28,001	1,011	1,514,264	2.94

Total collateralized mortgage obligations—federal agencies	1,580,113	29,108	1,876	1,607,345	2.91

Collateralized mortgage obligations—private label
After 5 to 10 years	8,109	13	90	8,032	0.86
After 10 years	73,612	51	4,547	69,116	2.30

Total collateralized mortgage obligations—private label	81,721	64	4,637	77,148	2.16

Mortgage-backed securities
Within 1 year	633	51	—	684	5.35
After 1 to 5 years	13,444	519	4	13,959	3.98
After 5 to 10 years	164,579	10,230	8	174,801	4.71
After 10 years	2,143,295	81,696	967	2,224,024	4.25

Total mortgage-backed securities	2,321,951	92,496	979	2,413,468	4.28

Equity securities (without contractual maturity)	8,722	968	256	9,434	3.43

Other
After 5 to 10 years	17,850	2,363	—	20,213	11.00
After 10 years	7,473	—	78	7,395	3.62

Total other	25,323	2,363	78	27,608	8.82

Total investment securities available-for-sale	$5,521,745	$174,126	$9,530	$5,686,341	3.67%

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

There were no securities sold during the quarters ended March 31, 2012 and 2011.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$235,106	$1,327	$—	$—	$235,106	$1,327
Obligations of Puerto Rico, States and political subdivisions	2,816	23	—	—	2,816	23
Collateralized mortgage obligations—federal agencies	101,959	379	3,002	15	104,961	394
Collateralized mortgage obligations—private label	914	29	48,494	2,860	49,408	2,889
Mortgage-backed securities	209	3	1,475	34	1,684	37
Equity securities	47	3	3	8	50	11

Total investment securities available-for-sale in an unrealized loss position	$341,051	$1,764	$52,974	$2,917	$394,025	$4,681

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$7,817	$28	$191	$3	$8,008	$31
Collateralized mortgage obligations—federal agencies	90,543	208	—	—	90,543	208
Collateralized mortgage obligations—private label	13,595	539	44,148	6,783	57,743	7,322
Mortgage-backed securities	5,577	14	1,466	36	7,043	50
Equity securities	5,199	95	2	9	5,201	104

Total investment securities available-for-sale in an unrealized loss position	$122,731	$884	$45,807	$6,831	$168,538	$7,715

	At March 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$304,080	$1,531	$—	$—	$304,080	$1,531
Obligations of Puerto Rico, States and political subdivisions	18,138	167	301	6	18,439	173
Collateralized mortgage obligations—federal agencies	345,887	1,876	—	—	345,887	1,876
Collateralized mortgage obligations—private label	21,678	252	46,424	4,385	68,102	4,637
Mortgage-backed securities	35,010	714	9,185	265	44,195	979
Equity securities	3,798	169	51	87	3,849	256
Other	7,395	78	—	—	7,395	78

Total investment securities available-for-sale in an unrealized loss position	$735,986	$4,787	$55,961	$4,743	$791,947	$9,530

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

At March 31, 2012, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At March 31, 2012, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at March 31, 2012. No other-than-temporary impairment losses on equity securities were recorded during the quarters ended March 31, 2012 and 2011. Management has the intent and ability to hold the investments in equity securities that are at a loss position at March 31, 2012, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized losses associated with “Collateralized mortgage obligations – private label” (“private-label CMO”) are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At March 31, 2012, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at March 31, 2012, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at March 31, 2012, thus management expects to recover the amortized cost basis of the securities.

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

	March 31, 2012		December 31, 2011		March 31, 2011
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,117,928	$1,157,729	$1,049,315	$1,089,069	$1,029,936	$1,057,977
FHLB	583,897	604,020	553,940	578,617	1,003,317	1,047,747
Freddie Mac	1,149,415	1,176,487	984,270	1,010,669	977,365	993,342

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At March 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,375	$29	$—	$7,404	2.31%
After 1 to 5 years	11,649	556	—	12,205	5.83
After 5 to 10 years	19,302	395	51	19,646	6.00
After 10 years	59,391	116	623	58,884	4.05

Total obligations of Puerto Rico, States and political subdivisions	97,717	1,096	674	98,139	4.52

Collateralized mortgage obligations—federal agencies
After 10 years	155	6	—	161	5.16

Total collateralized mortgage obligations—federal agencies	155	6	—	161	5.16

Other
After 1 to 5 years	26,500	29	—	26,529	3.39

Total other	26,500	29	—	26,529	3.39

Total investment securities held-to-maturity	$124,372	$1,131	$674	$124,829	4.28%

	At December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,275	$6	$—	$7,281	2.24%
After 1 to 5 years	11,174	430	—	11,604	5.80
After 5 to 10 years	18,512	266	90	18,688	5.99
After 10 years	62,012	40	855	61,197	4.11

Total obligations of Puerto Rico, States and political subdivisions	98,973	742	945	98,770	4.51

Collateralized mortgage obligations—private label
After 10 years	160	—	9	151	5.45

Total collateralized mortgage obligations—private label	160	—	9	151	5.45

Other
After 1 to 5 years	26,250	83	—	26,333	3.41

Total other	26,250	83	—	26,333	3.41

Total investment securities held-to-maturity	$125,383	$825	$954	$125,254	4.28%

	At March 31, 2011
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	Value	yield
U.S. Treasury securities
Within 1 year	$24,734	$—	$—	$24,734	0.02%

Total U.S. Treasury securities	24,734	—	—	24,734	0.02

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	2,235	30	—	2,265	5.56
After 1 to 5 years	15,973	356	—	16,329	4.19
After 5 to 10 years	18,340	94	264	18,170	5.97
After 10 years	54,154	6,695	1,325	59,524	4.13

Total obligations of Puerto Rico, States and political subdivisions	90,702	7,175	1,589	96,288	4.55

Collateralized mortgage obligations - private label
After 10 years	170	—	9	161	5.45

Total collateralized mortgage obligations - private label	170	—	9	161	5.45

Other
Within 1 year	1,250	—	—	1,250	0.96
After 1 to 5 years	25,250	133	—	25,383	3.47

Total other	26,500	133	—	26,633	3.35

Total investment securities held-to-maturity	$142,106	$7,308	$1,598	$147,816	3.54%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012, December 31, 2011 and March 31, 2011:

	At March 31, 2012
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$30,866	$674	$30,866	$674

Total investment securities held-to-maturity in an unrealized loss position	$—	$—	$30,866	$674	$30,866	$674

	At December 31, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$10,323	$92	$31,062	$853	$41,385	$945
Collateralized mortgage obligations - private label	—	—	151	9	151	9

Total investment securities held-to-maturity in an unrealized loss position	$10,323	$92	$31,213	$862	$41,536	$954

	At March 31, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$26,407	$567	$30,808	$1,022	$57,215	$1,589
Collateralized mortgage obligations - private label	—	—	161	9	161	9

Total investment securities held-to-maturity in an unrealized loss position	$26,407	$567	$30,969	$1,031	$57,376	$1,598

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2012 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at March 31, 2012 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at March 31, 2012. At March 31, 2012, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 7 – Loans

Covered loans acquired in the Westernbank FDIC-assisted transaction, except for lines of credit with revolving privileges, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans which are accounted for under ASC Subtopic 310-30 by the Corporation are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation measures additional losses for this portfolio when it is probable the Corporation will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Lines of credit with revolving privileges that were acquired as part of the Westernbank FDIC-assisted transaction are accounted for under the guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loan payment receivable in excess of the Corporation’s initial investment in the loans be accreted into interest income. Loans accounted for under ASC Subtopic 310-20 are placed in non-accrual status when past due in accordance with the Corporation’s non-accruing policy and any accretion of discount is discontinued.

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in the 2011 Annual Report. Also, refer to Note 8 for a description of enhancements done to the Corporation’s methodology for determining the allowance for loan losses which were effective on March 31, 2012.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at March 31, 2012 and December 31, 2011.

	Non-covered loans	Non-covered loans
(In thousands)	HIP at March 31, 2012	HIP at December 31, 2011
Commercial multi-family	$802,286	$808,933
Commercial real estate non-owner occupied	2,641,361	2,665,499
Commercial real estate owner occupied	2,665,551	2,817,266
Commercial and industrial	3,759,044	3,681,629
Construction	236,579	239,939
Mortgage	5,591,745	5,518,460
Leasing	543,314	548,706
Legacy[2]	603,874	648,409
Consumer:
Credit cards	1,204,551	1,230,029
Home equity lines of credit	542,249	557,894
Personal	1,119,335	1,130,593
Auto	533,575	518,476
Other	235,210	236,763

Total loans held-in-portfolio[1]	$20,478,674	$20,602,596

[1]	Non-covered loans held-in-portfolio at March 31, 2012 are net of $99 million in unearned income and exclude $362 million in loans held-for-sale. (December 31, 2011 - $101 million in unearned income and $363 million in loans held-for-sale.)

[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The following table presents the composition of covered loans at March 31, 2012 and December 31, 2011.

	Covered loans at	Covered loans at
(In thousands)	March 31, 2012	December 31, 2011
Commercial real estate	$2,202,860	$2,271,295
Commercial and industrial	228,841	241,447
Construction	532,433	546,826
Mortgage	1,150,996	1,172,954
Consumer	106,658	116,181

Total loans held-in-portfolio	$4,221,788	$4,348,703

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2012 and December 31, 2011 by main categories.

	Non-covered loans
(In thousands)	March 31, 2012	December 31, 2011
Commercial	$25,994	$26,198
Construction	206,246	236,045
Mortgage	129,356	100,850

Total	$361,596	$363,093

During the quarter ended March 31, 2012, the Corporation recorded purchases of mortgage loans amounting to $215 million (March 31, 2011—$439 million). In addition, during the quarter ended March 31, 2012, the Corporation recorded purchases of construction loans amounting to $1 million (no construction loans were purchased during the quarter ended March 31, 2011). There were no significant purchases of commercial loans during the quarters ended March 31, 2012 and 2011.

The Corporation performed whole-loan sales involving approximately $50 million of residential mortgage loans during the quarter ended March 31, 2012 (March 31, 2011—$235 million). Also, the Corporation securitized approximately $190 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter ended March 31, 2012 (March 31, 2011—$256 million). Furthermore, the Corporation securitized approximately $60 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter ended March 31, 2012 (March 31, 2011—$73 million). The Corporation sold commercial and construction loans with a book value of approximately $20 million during the quarter ended March 31, 2012 (March 31, 2011—$2 million).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2012 and December 31, 2011. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At March 31, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$14,666	$—	$16,860	$—	$31,526	$—
Commercial real estate non-owner occupied	62,155	—	86,448	—	148,603	—
Commercial real estate owner occupied	377,623	—	52,979	—	430,602	—
Commercial and industrial	166,472	671	41,475	—	207,947	671
Construction	56,247	—	13,223	—	69,470	—
Mortgage	633,517	293,805	33,700	—	667,217	293,805
Leasing	5,673	—	—	—	5,673	—
Legacy	—	—	79,077	—	79,077	—
Consumer:
Credit cards	—	24,478	623	—	623	24,478
Home equity lines of credit	—	439	12,212	—	12,212	439
Personal	17,630	—	1,639	—	19,269	—
Auto	6,527	—	38	—	6,565	—
Other	2,971	695	48	—	3,019	695

Total[1]	$1,343,481	$320,088	$338,322	$—	$1,681,803	$320,088

[1]	For purposes of this table non-performing loans exclude $232 million in non-performing loans held-for-sale.

At December 31, 2011
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$15,396	$—	$13,935	$—	$29,331	$—
Commercial real estate non-owner occupied	51,013	—	80,820	—	131,833	—
Commercial real estate owner occupied	385,303	—	59,726	—	445,029	—
Commercial and industrial	179,459	675	44,440	—	223,899	675
Construction	53,859	—	42,427	—	96,286	—
Mortgage	649,279	280,912	37,223	—	686,502	280,912
Leasing	5,642	—	—	—	5,642	—
Legacy	—	—	75,660	—	75,660	—
Consumer:
Credit cards	—	25,748	735	—	735	25,748
Home equity lines of credit	—	157	10,065	—	10,065	157
Personal	19,317	—	1,516	—	20,833	—
Auto	6,830	—	34	—	6,864	—
Other	5,144	468	27	—	5,171	468

Total[1]	$1,371,242	$307,960	$366,608	$—	$1,737,850	$307,960

[1]	For purposes of this table non-performing loans exclude $262 million in non-performing loans held-for-sale.

The following tables present loans by past due status at March 31, 2012 and December 31, 2011 for non-covered loans held-in-portfolio (net of unearned income).

March 31, 2012
Puerto Rico
Non- covered loans
	Past due					Non - covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$409	$—	$14,666	$15,075	$94,503	$109,578
Commercial real estate non-owner occupied	6,708	230	62,155	69,093	1,209,572	1,278,665
Commercial real estate owner occupied	51,307	10,426	377,623	439,356	1,648,609	2,087,965
Commercial and industrial	58,769	8,000	167,143	233,912	2,719,549	2,953,461
Construction	12,360	—	56,247	68,607	107,161	175,768
Mortgage	261,859	45,756	927,322	1,234,937	3,525,408	4,760,345
Leasing	9,203	1,448	5,673	16,324	526,990	543,314
Consumer:
Credit cards	15,323	11,016	24,478	50,817	1,140,363	1,191,180
Home equity lines of credit	205	340	439	984	18,693	19,677
Personal	15,471	9,360	17,630	42,461	932,538	974,999
Auto	21,213	5,817	6,527	33,557	498,360	531,917
Other	678	651	3,666	4,995	228,735	233,730

Total	$453,505	$93,044	$1,663,569	$2,210,118	$12,650,481	$14,860,599

March 31, 2012
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$4,107	$—	$16,860	$20,967	$671,741	$692,708
Commercial real estate non-owner occupied	31,834	169	86,448	118,451	1,244,245	1,362,696
Commercial real estate owner occupied	14,371	237	52,979	67,587	509,999	577,586
Commercial and industrial	8,159	605	41,475	50,239	755,344	805,583
Construction	681	—	13,223	13,904	46,907	60,811
Mortgage	32,232	4,798	33,700	70,730	760,670	831,400
Legacy	18,752	1,806	79,077	99,635	504,239	603,874
Consumer:
Credit cards	178	169	623	970	12,401	13,371
Home equity lines of credit	4,804	1,938	12,212	18,954	503,618	522,572
Personal	5,082	98	1,639	6,819	137,517	144,336
Auto	31	5	38	74	1,584	1,658
Other	11	18	48	77	1,403	1,480

Total	$120,242	$9,843	$338,322	$468,407	$5,149,668	$5,618,075

March 31, 2012
Popular, Inc.
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$4,516	$—	$31,526	$36,042	$766,244	$802,286
Commercial real estate non-owner occupied	38,542	399	148,603	187,544	2,453,817	2,641,361
Commercial real estate owner occupied	65,678	10,663	430,602	506,943	2,158,608	2,665,551
Commercial and industrial	66,928	8,605	208,618	284,151	3,474,893	3,759,044
Construction	13,041	—	69,470	82,511	154,068	236,579
Mortgage	294,091	50,554	961,022	1,305,667	4,286,078	5,591,745
Leasing	9,203	1,448	5,673	16,324	526,990	543,314
Legacy	18,752	1,806	79,077	99,635	504,239	603,874
Consumer:
Credit cards	15,501	11,185	25,101	51,787	1,152,764	1,204,551
Home equity lines of credit	5,009	2,278	12,651	19,938	522,311	542,249
Personal	20,553	9,458	19,269	49,280	1,070,055	1,119,335
Auto	21,244	5,822	6,565	33,631	499,944	533,575
Other	689	669	3,714	5,072	230,138	235,210

Total	$573,747	$102,887	$2,001,891	$2,678,525	$17,800,149	$20,478,674

December 31, 2011
Puerto Rico
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$435	$121	$15,396	$15,952	$107,164	$123,116
Commercial real estate non-owner occupied	16,584	462	51,013	68,059	1,193,447	1,261,506
Commercial real estate owner occupied	39,578	21,003	385,303	445,884	1,785,542	2,231,426
Commercial and industrial	46,013	17,233	180,134	243,380	2,611,154	2,854,534
Construction	608	21,055	53,859	75,522	85,419	160,941
Mortgage	202,072	98,565	930,191	1,230,828	3,458,655	4,689,483
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Consumer:
Credit cards	14,507	11,479	25,748	51,734	1,164,086	1,215,820
Home equity lines of credit	155	395	157	707	19,344	20,051
Personal	17,583	10,434	19,317	47,334	935,854	983,188
Auto	22,677	5,883	6,830	35,390	480,874	516,264
Other	1,740	1,442	5,612	8,794	226,310	235,104

Total	$369,879	$190,373	$1,679,202	$2,239,454	$12,600,685	$14,840,139

December 31, 2011
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$14,582	$—	$13,935	$28,517	$657,300	$685,817
Commercial real estate non-owner occupied	15,794	3,168	80,820	99,782	1,304,211	1,403,993
Commercial real estate owner occupied	14,004	449	59,726	74,179	511,661	585,840
Commercial and industrial	22,545	3,791	44,440	70,776	756,319	827,095
Construction	—	—	42,427	42,427	36,571	78,998
Mortgage	30,594	13,190	37,223	81,007	747,970	828,977
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	314	229	735	1,278	12,931	14,209
Home equity lines of credit	7,090	3,587	10,065	20,742	517,101	537,843
Personal	3,574	2,107	1,516	7,197	140,208	147,405
Auto	106	37	34	177	2,035	2,212
Other	29	10	27	66	1,593	1,659

Total	$139,344	$34,104	$366,608	$540,056	$5,222,401	$5,762,457

December 31, 2011
Popular, Inc.
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$15,017	$121	$29,331	$44,469	$764,464	$808,933
Commercial real estate non-owner occupied	32,378	3,630	131,833	167,841	2,497,658	2,665,499
Commercial real estate owner occupied	53,582	21,452	445,029	520,063	2,297,203	2,817,266
Commercial and industrial	68,558	21,024	224,574	314,156	3,367,473	3,681,629
Construction	608	21,055	96,286	117,949	121,990	239,939
Mortgage	232,666	111,755	967,414	1,311,835	4,206,625	5,518,460
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	14,821	11,708	26,483	53,012	1,177,017	1,230,029
Home equity lines of credit	7,245	3,982	10,222	21,449	536,445	557,894
Personal	21,157	12,541	20,833	54,531	1,076,062	1,130,593
Auto	22,783	5,920	6,864	35,567	482,909	518,476
Other	1,769	1,452	5,639	8,860	227,903	236,763

Total	$509,223	$224,477	$2,045,810	$2,779,510	$17,823,086	$20,602,596

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at March 31, 2012 and December 31, 2011 by main categories.

	Non-covered loans HFS
(In thousands)	March 31, 2012	December 31, 2011
Commercial	$25,994	$26,198
Construction	206,246	236,045
Mortgage	53	59

Total	$232,293	$262,302

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
Covered loans
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Commercial real estate	$24,924	$—	$14,241	$125
Commercial and industrial	62,324	463	63,858	1,392
Construction	4,541	6,172	4,598	5,677
Mortgage	423	113	423	113
Consumer	483	625	516	377

Total[1]	$92,695	$7,373	$83,636	$7,684

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at March 31, 2012 and December 31, 2011 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2012
Covered loans
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$53,879	$20,695	$537,549	$612,123	$1,590,737	$2,202,860
Commercial and industrial	5,483	4,708	93,658	103,849	124,992	228,841
Construction	2,411	480	415,960	418,851	113,582	532,433
Mortgage	58,408	6,532	187,719	252,659	898,337	1,150,996
Consumer	5,018	1,939	14,701	21,658	85,000	106,658

Total covered loans	$125,199	$34,354	$1,249,587	$1,409,140	$2,812,648	$4,221,788

December 31, 2011
Covered loans
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$35,286	$25,273	$519,222	$579,781	$1,691,514	$2,271,295
Commercial and industrial	4,438	1,390	99,555	105,383	136,064	241,447
Construction	997	625	434,661	436,283	110,543	546,826
Mortgage	32,371	28,238	196,541	257,150	915,804	1,172,954
Consumer	2,913	3,289	15,551	21,753	94,428	116,181

Total covered loans	$76,005	$58,815	$1,265,530	$1,400,350	$2,948,353	$4,348,703

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	March 31, 2012			December 31, 2011
	Covered loans ASC 310-30
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,853,679	$215,758	$2,069,437	$1,920,141	$215,560	$2,135,701
Commercial and industrial	79,335	3,482	82,817	85,859	4,621	90,480
Construction	199,724	309,418	509,142	279,561	260,208	539,769
Mortgage	1,125,643	13,288	1,138,931	1,065,842	102,027	1,167,869
Consumer	86,930	7,648	94,578	95,048	7,604	102,652

Carrying amount	3,345,311	549,594	3,894,905	3,446,451	590,020	4,036,471
Allowance for loan losses	(63,240)	(31,319)	(94,559)	(62,951)	(20,526)	(83,477)

Carrying amount, net of allowance	$3,282,071	$518,275	$3,800,346	$3,383,500	$569,494	$3,952,994

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $5.8 billion at March 31, 2012 (December 31, 2011—$6.0 billion). At March 31, 2012, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2012 and 2011, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the quarters ended
	March 31, 2012			March 31, 2011
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$1,428,764	$41,495	$1,470,259	$1,307,927	$23,181	$1,331,108
Accretion	(62,467)	(6,870)	(69,337)	(63,418)	(9,514)	(72,932)
Change in expected cash flows	148,422	(6,825)	141,597	—	—	—

Ending balance	$1,514,719	$27,800	$1,542,519	$1,244,509	$13,667	$1,258,176

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2012			March 31, 2011
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$3,383,500	$569,494	$3,952,994	$3,894,379	$645,549	$4,539,928
Accretion	62,467	6,870	69,337	63,418	9,514	72,932
Collections	(100,656)	(26,770)	(127,426)	(169,147)	(20,217)	(189,364)

Ending balance	$3,345,311	$549,594	$3,894,905	$3,788,650	$634,846	$4,423,496
Allowance for loan losses
ASC 310-30 covered loans	(63,240)	(31,319)	(94,559)	—	(5,297)	(5,297)

	$3,282,071	$518,275	$3,800,346	$3,788,650	$629,549	$4,418,199

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
(In thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period	$83,477	$—
Provision for loan losses	11,370	9,127
Net charge-offs	(288)	(3,830)

Balance at end of period	$94,559	$5,297

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.3 billion at March 31, 2012 and 2011.

Note 8 – Allowance for loan losses

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The base net loss rates are based on the moving average of annualized net charge-offs computed over a 3-year historical loss window for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios.

•

Net charge-off trend factors are applied to adjust the base loss rates based on recent loss trends. The Corporation applies a trend factor when base losses are below recent loss trends. Currently, the trend factor is based on the last 12 months of losses for the commercial, construction and legacy loan portfolios and 6 months of losses for the consumer and mortgage loan portfolios. The trend factor accounts for inherent imprecision and the “lagging perspective” in base loss rates. The trend factor replaces the base-loss period when it is higher than base loss up to a determined cap.

•

Environmental factors, which include credit and macroeconomic indicators such as employment, price index and construction permits, were adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Correlation and regression analyses are used to select and weight these indicators.

During the first quarter of 2012, in order to better reflect current market conditions, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the Corporation’s commercial and construction loan portfolios. The change in the methodology, which is described in the paragraphs below, was implemented as of March 31, 2012 and resulted in a reduction to the allowance for loan losses of $40.5 million. As part of the analyses performed with the revisions in the allowance for loan losses methodology, the Corporation recorded an increase of $15.7 million related to environmental factor reserves for BPPR’s commercial loan portfolio which although improving continues to warrant additional scrutiny. The net impact of the revisions in the allowance methodology and the aforementioned increase due to environmental factors was $24.8 million for the quarter.

Management made the following principal changes to the methodology during the first quarter of 2012:

•

Established a more granular stratification of the commercial loan portfolios to enhance the homogeneity of the loan classes. Previously, the Corporation used loan groupings for commercial loan portfolios based on business lines and collateral types (secured / unsecured loans). As part of the loan segregation, management evaluated the risk profiles of the loan portfolio, recent and historical credit and loss trends, current and expected portfolio behavior and the economic factors affecting the economy. The revised groupings consider product types (construction, commercial multifamily, commercial & industrial, non-owner occupied commercial real estate (“CRE”) and owner occupied CRE) and business lines for each of the Corporation’s reportable segments, BPPR and BPNA. In addition, the Corporation established a legacy portfolio at the BPNA reportable segment, comprised of commercial loans, construction loans and commercial lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years.

The refinement in the loan groupings resulted in a decrease to the allowance for loan losses of $7.9 million at March 31, 2012, which consisted of a $9.7 million reduction related to the BPNA reportable segment, partially offset by an increase of $1.8 million related to the BPPR reportable segment.

•

Increased the historical look-back period for determining the loss trend factor. The Corporation increased the look-back period for assessing recent trends applicable to the determination of commercial and construction loan net charge-offs from 6 months to 12 months.

Previously, the Corporation used a trend factor based on 6 months of net charge-offs as it aligned the estimation of inherent losses for the Corporation’s commercial and construction loan portfolios with deteriorating trends.

Given the current overall commercial and construction credit quality improvements noted on recent periods in terms of loss trends, non-performing loan balances and non-performing loan inflows, management concluded that a 12-month look-back period for the trend factor aligns the Corporation’s allowance for loan losses methodology to current credit quality trends.

The increase in the historical look-back period for determining the loss trend factor resulted in a decrease to the allowance for loan losses of $28.1 million at March 31, 2012, of which $24.0 million related to the BPPR reportable segment and $4.1 million to the BPNA reportable segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for a reduction to the allowance for loan losses of $4.5 million at March 31, 2012, of which $3.9 million related to the BPNA reportable segment and $0.6 million to the BPPR reportable segment. This reduction related to loan portfolios with minimal or zero loss history.

There were no changes in the methodology for environmental factor reserves. There were no changes to the allowance for loan losses methodology for the Corporation’s consumer and mortgage loan portfolios during the first quarter of 2012.

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2012 and 2011.

For the quarter ended March 31, 2012
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision	3,394	450	36,411	470	27,067	67,792
Charge-offs	(47,644)	(280)	(13,491)	(1,217)	(32,238)	(94,870)
Recoveries	10,126	651	1,265	1,063	8,107	21,212

Ending balance	$221,329	$6,671	$96,507	$4,967	$118,062	$447,536

For the quarter ended March 31, 2012
Puerto Rico—Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision (reversal of provision)	(300)	9,556	5,410	—	3,543	18,209
Charge-offs	(4,102)	(264)	(203)	—	(89)	(4,658)
Recoveries	—	—	—	—	—	—

Ending balance	$90,070	$29,727	$10,517	$—	$8,182	$138,496

For the quarter ended March 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	(4,864)	(3)	4,261	12,055	3,273	14,722
Charge-offs	(19,602)	(1,396)	(5,332)	(8,473)	(10,358)	(45,161)
Recoveries	2,737	1,230	104	4,915	1,724	10,710

Ending balance	$92,250	$2,462	$28,972	$54,725	$38,823	$217,232

For the quarter ended March 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	(1,770)	10,003	46,082	12,055	470	33,883	100,723
Charge-offs	(71,348)	(1,940)	(19,026)	(8,473)	(1,217)	(42,685)	(144,689)
Recoveries	12,863	1,881	1,369	4,915	1,063	9,831	31,922

Ending balance	$403,649	$38,860	$135,996	$54,725	$4,967	$165,067	$803,264

For the quarter ended March 31, 2011
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$256,643	$16,074	$42,029	$7,154	$133,531	$455,431
Provision	1,099	3,385	21,515	633	25,067	51,699
Charge-offs	(46,032)	(9,754)	(8,204)	(1,946)	(35,477)	(101,413)
Recoveries	7,504	1,733	527	767	7,063	17,594

Ending balance	$219,214	$11,438	$55,867	$6,608	$130,184	$423,311

For the quarter ended March 31, 2011
Puerto Rico—Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision	3,642	11,279	59	—	577	15,557
Charge-offs	(1,707)	(4,345)	—	—	(346)	(6,398)
Recoveries	—	—	—	—	—	—

Ending balance	$1,935	$6,934	$59	$—	$231	$9,159

For the quarter ended March 31, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$143,281	$23,711	$28,839	$76,405	$65,558	$337,794
Provision (reversal of provision)	2,280	(808)	(17,833)	13,755	10,669	8,063
Charge-offs	(19,532)	(982)	(1,358)	(23,504)	(17,914)	(63,290)
Recoveries	2,048	218	788	3,255	1,352	7,661
Net recovery related to loans transferred to LHFS	—	—	13,807	—	—	13,807

Ending balance	$128,077	$22,139	$24,243	$69,911	$59,665	$304,035

For the quarter ended March 31, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$399,924	$39,785	$70,868	$76,405	$7,154	$199,089	$793,225
Provision	7,021	13,856	3,741	13,755	633	36,313	75,319
Charge-offs	(67,271)	(15,081)	(9,562)	(23,504)	(1,946)	(53,737)	(171,101)
Recoveries	9,552	1,951	1,315	3,255	767	8,415	25,255
Net recovery related to loans transferred to LHFS	—	—	13,807	—	—	—	13,807

Ending balance	$349,226	$40,511	$80,169	$69,911	$6,608	$190,080	$736,505

The following tables present information at March 31, 2012, December 31, 2011 and March 31, 2011 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At March 31, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$11,115	$1,013	$27,096	$1,344	$18,887	$59,455
General ALLL non-covered loans	210,214	5,658	69,411	3,623	99,175	388,081

ALLL - non-covered loans	221,329	6,671	96,507	4,967	118,062	447,536

Specific ALLL covered loans	32,489	—	—	—	—	32,489
General ALLL covered loans	57,581	29,727	10,517	—	8,182	106,007

ALLL - covered loans	90,070	29,727	10,517	—	8,182	138,496

Total ALLL	$311,399	$36,398	$107,024	$4,967	$126,244	$586,032

Loans held-in-portfolio:
Impaired non-covered loans	$402,097	$51,023	$396,854	$5,412	$135,745	$991,131
Non-covered loans held-in-portfolio excluding impaired loans	6,027,572	124,745	4,363,491	537,902	2,815,758	13,869,468

Non-covered loans held-in-portfolio	6,429,669	175,768	4,760,345	543,314	2,951,503	14,860,599

Impaired covered loans	85,855	—	—	—	—	85,855
Covered loans held-in-portfolio excluding impaired loans	2,345,846	532,433	1,150,996	—	106,658	4,135,933

Covered loans held-in-portfolio	2,431,701	532,433	1,150,996	—	106,658	4,221,788

Total loans held-in-portfolio	$8,861,370	$708,201	$5,911,341	$543,314	$3,058,161	$19,082,387

At March 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,883	$—	$13,850	$765	$103	$16,601
General ALLL	90,367	2,462	15,122	53,960	38,720	200,631

Total ALLL	$92,250	$2,462	$28,972	$54,725	$38,823	$217,232

Loans held-in-portfolio:
Impaired loans	$150,055	$13,126	$53,900	$47,731	$2,455	$267,267
Loans held-in-portfolio, excluding impaired loans	3,288,518	47,685	777,500	556,143	680,962	5,350,808

Total loans held-in-portfolio	$3,438,573	$60,811	$831,400	$603,874	$683,417	$5,618,075

At March 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$12,998	$1,013	$40,946	$765	$1,344	$18,990	$76,056
General ALLL non-covered loans	300,581	8,120	84,533	53,960	3,623	137,895	588,712

ALLL - non-covered loans	313,579	9,133	125,479	54,725	4,967	156,885	664,768

Specific ALLL covered loans	32,489	—	—	—	—	—	32,489
General ALLL covered loans	57,581	29,727	10,517	—	—	8,182	106,007

ALLL - covered loans	90,070	29,727	10,517	—	—	8,182	138,496

Total ALLL	$403,649	$38,860	$135,996	$54,725	$4,967	$165,067	$803,264

Loans held-in-portfolio:
Impaired non-covered loans	$552,152	$64,149	$450,754	$47,731	$5,412	$138,200	$1,258,398
Non-covered loans held-in-portfolio excluding impaired loans	9,316,090	172,430	5,140,991	556,143	537,902	3,496,720	19,220,276

Non-covered loans held-in-portfolio	9,868,242	236,579	5,591,745	603,874	543,314	3,634,920	20,478,674

Impaired covered loans	85,855	—	—	—	—	—	85,855
Covered loans held-in-portfolio excluding impaired loans	2,345,846	532,433	1,150,996	—	—	106,658	4,135,933

Covered loans held-in-portfolio	2,431,701	532,433	1,150,996	—	—	106,658	4,221,788

Total loans held-in-portfolio	$12,299,943	$769,012	$6,742,741	$603,874	$543,314	$3,741,578	$24,700,462

At December 31, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$10,407	$289	$14,944	$793	$16,915	$43,348
General ALLL non-covered loans	245,046	5,561	57,378	3,858	98,211	410,054

ALLL - non-covered loans	255,453	5,850	72,322	4,651	115,126	453,402

Specific ALLL covered loans	27,086	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	4,728	97,859

ALLL - covered loans	94,472	20,435	5,310	—	4,728	124,945

Total ALLL	$349,925	$26,285	$77,632	$4,651	$119,854	$578,347

Loans held-in-portfolio:
Impaired non-covered loans	$403,089	$49,747	$333,346	$6,104	$137,582	$929,868
Non-covered loans held-in-portfolio excluding impaired loans	6,067,493	111,194	4,356,137	542,602	2,832,845	13,910,271

Non-covered loans held-in-portfolio	6,470,582	160,941	4,689,483	548,706	2,970,427	14,840,139

Impaired covered loans	76,798	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	116,181	4,348,703

Total loans held-in-portfolio	$8,983,324	$707,767	$5,862,437	$548,706	$3,086,608	$19,188,842

At December 31, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,331	$—	$14,119	$57	$131	$15,638
General ALLL	112,648	2,631	15,820	46,171	44,053	221,323

Total ALLL	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961

Loans held-in-portfolio:
Impaired loans	$153,240	$41,963	$49,534	$48,890	$2,526	$296,153
Loans held-in-portfolio, excluding impaired loans	3,349,505	37,035	779,443	599,519	700,802	5,466,304

Total loans held-in-portfolio	$3,502,745	$78,998	$828,977	$648,409	$703,328	$5,762,457

At December 31, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$11,738	$289	$29,063	$57	$793	$17,046	$58,986
General ALLL non-covered loans	357,694	8,192	73,198	46,171	3,858	142,264	631,377

ALLL - non-covered loans	369,432	8,481	102,261	46,228	4,651	159,310	690,363

Specific ALLL covered loans	27,086	—	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	—	4,728	97,859

ALLL - covered loans	94,472	20,435	5,310	—	—	4,728	124,945

Total ALLL	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308

Loans held-in-portfolio:
Impaired non-covered loans	$556,329	$91,710	$382,880	$48,890	$6,104	$140,108	$1,226,021
Non-covered loans held-in-portfolio excluding impaired loans	9,416,998	148,229	5,135,580	599,519	542,602	3,533,647	19,376,575

Non-covered loans held-in-portfolio	9,973,327	239,939	5,518,460	648,409	548,706	3,673,755	20,602,596

Impaired covered loans	76,798	—	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	—	116,181	4,348,703

Total loans held-in-portfolio	$12,486,069	$786,765	$6,691,414	$648,409	$548,706	$3,789,936	$24,951,299

At March 31, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$8,212	$—	$6,883	$—	$—	$15,095
General ALLL non-covered loans	211,002	11,438	48,984	6,608	130,184	408,216

ALLL - non-covered loans	219,214	11,438	55,867	6,608	130,184	423,311

Specific ALLL covered loans	—	—	—	—	—	—
General ALLL covered loans	1,935	6,934	59	—	231	9,159

ALLL - covered loans	1,935	6,934	59	—	231	9,159

Total ALLL	$221,149	$18,372	$55,926	$6,608	$130,415	$432,470

Loans held-in-portfolio:
Impaired non-covered loans	$325,075	$56,607	$141,819	$—	$—	$523,501
Non-covered loans held-in-portfolio excluding impaired loans	6,337,511	92,682	3,889,361	565,881	2,852,855	13,738,290

Non-covered loans held-in-portfolio	6,662,586	149,289	4,031,180	565,881	2,852,855	14,261,791

Impaired covered loans	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	2,709,130	621,187	1,247,476	—	151,757	4,729,550

Covered loans held-in-portfolio	2,709,130	621,187	1,247,476	—	151,757	4,729,550

Total loans held-in-portfolio	$9,371,716	$770,476	$5,278,656	$565,881	$3,004,612	$18,991,341

At March 31, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,514	$—	$1,283	$—	$—	$2,797
General ALLL	126,563	22,139	22,960	69,911	59,665	301,238

Total ALLL	$128,077	$22,139	$24,243	$69,911	$59,665	$304,035

Loans held-in-portfolio:
Impaired loans	$124,004	$68,217	$5,207	$104,017	$—	$301,445
Loans held-in-portfolio, excluding impaired loans	3,614,695	72,377	859,295	794,755	772,431	6,113,553

Total loans held-in-portfolio	$3,738,699	$140,594	$864,502	$898,772	$772,431	$6,414,998

At March 31, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$9,726	$—	$8,166	$—	$—	$—	$17,892
General ALLL non-covered loans	337,565	33,577	71,944	69,911	6,608	189,849	709,454

ALLL - non-covered loans	347,291	33,577	80,110	69,911	6,608	189,849	727,346

Specific ALLL covered loans	—	—	—	—	—	—	—
General ALLL covered loans	1,935	6,934	59	—	—	231	9,159

ALLL - covered loans	1,935	6,934	59	—	—	231	9,159

Total ALLL	$349,226	$40,511	$80,169	$69,911	$6,608	$190,080	$736,505

Loans held-in-portfolio:
Impaired non-covered loans	$449,079	$124,824	$147,026	$104,017	$—	$—	$824,946
Non-covered loans held-in-portfolio excluding impaired loans	9,952,206	165,059	4,748,656	794,755	565,881	3,625,286	19,851,843

Non-covered loans held-in-portfolio	10,401,285	289,883	4,895,682	898,772	565,881	3,625,286	20,676,789

Impaired covered loans	—	—	—	—	—	—	—
Covered loans held-in-portfolio excluding impaired loans	2,709,130	621,187	1,247,476	—	—	151,757	4,729,550

Covered loans held-in-portfolio	2,709,130	621,187	1,247,476	—	—	151,757	4,729,550

Total loans held-in-portfolio	$13,110,415	$911,070	$6,143,158	$898,772	$565,881	$3,777,043	$25,406,339

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2012 and December 31, 2011.

March 31, 2012
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$143	$143	$—	$8,629	$13,035	$8,772	$13,178	$—
Commercial real estate non-owner occupied	23,072	24,403	1,988	39,455	43,338	62,527	67,741	1,988
Commercial real estate owner occupied	37,989	50,338	4,053	162,233	212,474	200,222	262,812	4,053
Commercial and industrial	38,950	43,746	5,074	91,626	128,809	130,576	172,555	5,074
Construction	4,716	9,187	1,013	46,307	96,665	51,023	105,852	1,013
Mortgage	375,863	380,449	27,096	20,991	20,991	396,854	401,440	27,096
Leasing	5,412	5,412	1,344	—	—	5,412	5,412	1,344
Consumer:
Credit cards	39,045	39,045	1,973	—	—	39,045	39,045	1,973
Personal	92,042	92,042	16,208	—	—	92,042	92,042	16,208
Other	4,658	4,658	706	—	—	4,658	4,658	706
Covered loans	81,675	81,675	32,489	4,180	4,180	85,855	85,855	32,489

Total Puerto Rico	$703,565	$731,098	$91,944	$373,421	$519,492	$1,076,986	$1,250,590	$91,944

March 31, 2012
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$11,719	$17,749	$11,719	$17,749	$—
Commercial real estate non-owner occupied	4,364	4,817	1,591	60,981	88,638	65,345	93,455	1,591
Commercial real estate owner occupied	—	—	—	41,565	51,091	41,565	51,091	—
Commercial and industrial	4,151	4,151	292	27,275	33,453	31,426	37,604	292
Construction	—	—	—	13,126	15,066	13,126	15,066	—
Mortgage	49,136	49,823	13,850	4,764	—	53,900	49,823	13,850
Legacy	10,306	10,306	765	37,425	63,016	47,731	73,322	765
Consumer	2,455	2,455	103	—	—	2,455	2,455	103

Total U.S. mainland	$70,412	$71,552	$16,601	$196,855	$269,013	$267,267	$340,565	$16,601

March 31, 2012
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$143	$143	$—	$20,348	$30,784	$20,491	$30,927	$—
Commercial real estate non-owner occupied	27,436	29,220	3,579	100,436	131,976	127,872	161,196	3,579
Commercial real estate owner occupied	37,989	50,338	4,053	203,798	263,565	241,787	313,903	4,053
Commercial and industrial	43,101	47,897	5,366	118,901	162,262	162,002	210,159	5,366
Construction	4,716	9,187	1,013	59,433	111,731	64,149	120,918	1,013
Mortgage	424,999	430,272	40,946	25,755	20,991	450,754	451,263	40,946
Legacy	10,306	10,306	765	37,425	63,016	47,731	73,322	765
Leasing	5,412	5,412	1,344	—	—	5,412	5,412	1,344
Consumer:
Credit cards	39,045	39,045	1,973	—	—	39,045	39,045	1,973
Personal	92,042	92,042	16,208	—	—	92,042	92,042	16,208
Other	7,113	7,113	809	—	—	7,113	7,113	809
Covered loans	81,675	81,675	32,489	4,180	4,180	85,855	85,855	32,489

Total Popular, Inc.	$773,977	$802,650	$108,545	$570,276	$788,505	$1,344,253	$1,591,155	$108,545

December 31, 2011
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$10,463	$10,463	$575	$12,206	$21,312	$22,669	$31,775	$575
Commercial real estate non-owner occupied	5,909	7,006	836	45,517	47,439	51,426	54,445	836
Commercial real estate owner occupied	37,534	46,806	2,757	165,745	215,288	203,279	262,094	2,757
Commercial and industrial	42,294	55,180	6,239	83,421	108,224	125,715	163,404	6,239
Construction	1,672	2,369	289	48,075	101,042	49,747	103,411	289
Mortgage	333,346	336,682	14,944	—	—	333,346	336,682	14,944
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer:
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Other	4,948	4,948	649	—	—	4,948	4,948	649
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Puerto Rico	$650,702	$677,990	$70,434	$355,964	$494,305	$1,006,666	$1,172,295	$70,434

December 31, 2011
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$8,655	$12,403	$8,655	$12,403	$—
Commercial real estate non-owner occupied	1,306	1,306	214	61,111	83,938	62,417	85,244	214
Commercial real estate owner occupied	1,239	1,239	455	46,403	56,229	47,642	57,468	455
Commercial and industrial	7,390	7,390	662	27,136	29,870	34,526	37,260	662
Construction	—	—	—	41,963	44,751	41,963	44,751	—
Mortgage	39,570	39,899	14,119	9,964	9,964	49,534	49,863	14,119
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Consumer:
Auto	93	93	6	—	—	93	93	6
Other Consumer	2,433	2,433	125	—	—	2,433	2,433	125

Total U.S. mainland	$58,044	$58,373	$15,638	$238,109	$306,376	$296,153	$364,749	$15,638

December 31, 2011
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$10,463	$10,463	$575	$20,861	$33,715	$31,324	$44,178	$575
Commercial real estate non-owner occupied	7,215	8,312	1,050	106,628	131,377	113,843	139,689	1,050
Commercial real estate owner occupied	38,773	48,045	3,212	212,148	271,517	250,921	319,562	3,212
Commercial and industrial	49,684	62,570	6,901	110,557	138,094	160,241	200,664	6,901
Construction	1,672	2,369	289	90,038	145,793	91,710	148,162	289
Mortgage	372,916	376,581	29,063	9,964	9,964	382,880	386,545	29,063
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer:
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Auto	93	93	6	—	—	93	93	6
Other	7,381	7,381	774	—	—	7,381	7,381	774
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Popular, Inc.	$708,746	$736,363	$86,072	$594,073	$800,681	$1,302,819	$1,537,044	$86,072

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2012 and 2011.

March 31, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$15,721	$—	$10,187	$90	$25,908	$90
Commercial real estate non-owner occupied	56,977	181	63,881	487	120,858	668
Commercial real estate owner occupied	201,750	576	44,604	—	246,354	576
Commercial and industrial	128,146	483	32,976	37	161,122	520
Construction	50,385	16	27,545	—	77,930	16
Mortgage	365,100	5,573	51,717	482	416,817	6,055
Legacy	—	—	48,311	46	48,311	46
Leasing	5,758	—	—	—	5,758	—
Consumer:
Credit cards	38,959	—	—	—	38,959	—
Personal	92,901	—	—	—	92,901	—
Auto	—	—	46	—	46	—
Other	4,803	—	2,444	—	7,247	—
Covered loans	81,327	—	—	—	81,327	—

Total Popular, Inc.	$1,041,827	$6,829	$281,711	$1,142	$1,323,538	$7,971

March 31, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$14,744	$106	$5,982	$—	$20,726	$106
Commercial real estate non-owner occupied	27,542	117	92,583	114	120,125	231
Commercial real estate owner occupied	183,972	446	14,527	69	198,499	515
Commercial and industrial	91,570	252	10,409	31	101,979	283
Construction	61,153	49	116,921	124	178,074	173
Mortgage	131,514	1,914	2,603	98	134,117	2,012
Legacy	—	—	58,202	28	58,202	28

Total Popular, Inc.	$510,495	$2,884	$301,227	$464	$811,722	$3,348

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $911 million at March 31, 2012 (December 31, 2011—$881 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $445 thousand related to the construction loan portfolio and $3 million related to the commercial loan portfolio at March 31, 2012 (December 31, 2011—$152 thousand and $3 million, respectively).

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.

Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving credit lines to long-term loans. Commercial real estate (“CRE”), which includes multifamily, owner-occupied and non-owner occupied CRE, and construction loans modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. Construction loans modified in a TDR may also involve extending the interest-only payment period.

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five to ten years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.

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

Loans modified in a TDR that are not accounted pursuant to ASC 310-30 are typically already in non-accrual status at the time of the modification and partial charge-offs have in some cases already been taken against the outstanding loan balance. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

Loans modified in a TDR may have the financial effect to the Corporation of increasing the specific allowance for loan losses associated with the loan. Consumer and residential mortgage loans modified under the Corporation’s loss mitigation programs that are determined to be TDRs are individually evaluated for impairment based on an analysis of discounted cash flows.

For consumer and mortgage loans that are modified with regard to payment terms and which constitute TDRs, the discounted cash flow value method is used as the impairment valuation is more appropriately calculated based on the ongoing cash flow from the individuals rather than the liquidation of the asset. The computations give consideration to probability of defaults and loss-given-foreclosure on the related estimated cash flows.

Commercial and construction loans that have been modified as part of loss mitigation efforts are evaluated individually for impairment. The vast majority of the Corporation’s modified commercial loans are measured for impairment using the estimated fair value of the collateral, as these are normally considered as collateral dependent loans. In very few instances, the Corporation measures modified commercial loans at their estimated realizable values determined by discounting the expected future cash flows. Construction loans that have been modified are also accounted for as collateral dependent loans. The Corporation determines the fair value measurement dependent upon its exit strategy for the particular asset(s) acquired in foreclosure. The discounted cash flows analyses for the commercial and construction TDRs, currently, do not consider a default component. As indicated above, the vast majority of the Corporation’s modified commercial and construction loans are measured for impairment using the estimated fair value of the collateral, thus the consideration of the default rates in the evaluation of TDRs in these portfolios is not deemed material.

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarter ended March 31, 2012.

Puerto Rico
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—
Commercial real estate non-owner occupied	1	3	—	—
Commercial real estate owner occupied	2	8	—	—
Commercial and industrial	17	31	—	—
Construction	1	1	—	—
Mortgage	36	41	335	45
Leasing	—	28	—	—
Consumer:
Credit cards	547	—	—	340
HELOCs	—	—	—	—
Personal	388	9	—	—
Auto	—	—	2	—
Other	11	—	—	—

Total	1,003	121	337	385

U.S. mainland
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial multi-family	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	1
Commercial real estate owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Construction	—	—	—	1
Mortgage	2	—	25	—
Legacy	—	—	—	2
Consumer:
Credit cards	—	—	—	—
HELOCs	—	—	—	—
Personal	—	—	—	—
Auto	—	—	—	—
Other	—	—	—	—

Total	2	—	25	4

Popular, Inc.
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other

Commercial multi-family	—	—	—	—
Commercial real estate non-owner occupied	1	3	—	1
Commercial real estate owner occupied	2	8	—	—
Commercial and industrial	17	31	—	—
Construction	1	1	—	1
Mortgage	38	41	360	45
Legacy	—	—	—	2
Leasing	—	28	—	—
Consumer:
Credit cards	547	—	—	340
HELOCs	—	—	—	—
Personal	388	9	—	—
Auto	—	—	2	—
Other	11	—	—	—

Total	1,005	121	362	389

The following tables present by class, quantitative information related to loans modified as TDRs during the quarter ended March 31, 2012.

Puerto Rico
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification

Commercial multi-family	—	$—	$—	$—
Commercial real estate non-owner occupied	4	878	878	(38)
Commercial real estate owner occupied	10	3,212	3,212	(37)
Commercial and industrial	48	6,373	6,373	21
Construction	2	1,097	1,097	52
Mortgage	457	61,916	62,510	4,644
Leasing	28	510	486	50
Consumer:
Credit cards	887	7,225	8,366	40
HELOCs	—	—	—	—
Personal	397	4,782	4,788	720
Auto	2	45	24	(1)
Other	11	41	41	—

Total	1,846	$86,079	$87,775	$5,451

U.S. Mainland
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	—	$—	$—	$—
Commercial real estate non-owner occupied	1	3,545	3,545	—
Commercial real estate owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
Construction	1	1,573	1,573	—
Mortgage	27	3,021	3,111	478
Legacy	2	951	951	—
Consumer:
Credit cards	—	—	—	—
HELOCs	—	—	—	—
Personal	—	—	—	—
Auto	—	—	—	—
Other	—	—	—	—

Total	31	$9,090	$9,180	$478

Popular, Inc.
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	—	$—	$—	$—
Commercial real estate non-owner occupied	5	4,423	4,423	(38)
Commercial real estate owner occupied	10	3,212	3,212	(37)
Commercial and industrial	48	6,373	6,373	21
Construction	3	2,670	2,670	52
Mortgage	484	64,937	65,621	5,122
Legacy	2	951	951	—
Leasing	28	510	486	50
Consumer:
Credit cards	887	7,225	8,366	40
HELOCs	—	—	—	—
Personal	397	4,782	4,788	720
Auto	2	45	24	(1)
Other	11	41	41	—

Total	1,877	$95,169	$96,955	$5,929

The following tables present by class, TDRs that were subject to payment default from January 1, 2012 through March 31, 2012 and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2012 is inclusive of all partial paydowns and charge-offs since modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date during the quarter ended March 31, 2012
Commercial multi-family	—	$—
Commercial real estate non-owner occupied	1	1,770
Commercial real estate owner occupied	7	1,746
Commercial and industrial	7	1,070
Construction	—	—
Mortgage	159	23,088
Leasing	9	369
Consumer:
Credit cards	240	2,046
HELOCs	—	—
Personal	96	739
Auto	—	—
Other	1	1

Total	520	$30,829

U.S. mainland
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date during the quarter ended March 31, 2012
Commercial multi-family	—	$—
Commercial real estate non-owner occupied	1	1,935
Commercial real estate owner occupied	—	—
Commercial and industrial	—	—
Construction	—	—
Mortgage	3	413
Legacy	—	—
Consumer:
Credit cards	—	—
HELOCs	—	—
Personal	—	—
Auto	—	—
Other	—	—

Total	4	$2,348

Popular, Inc.
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date during the quarter ended March 31, 2012

Commercial multi-family	—	$—
Commercial real estate non-owner occupied	2	3,705
Commercial real estate owner occupied	7	1,746
Commercial and industrial	7	1,070
Construction	—	—
Mortgage	162	23,501
Legacy	—	—
Leasing	9	369
Consumer:
Credit cards	240	2,046
HELOCs	—	—
Personal	96	739
Auto	—	—
Other	1	1

Total	524	$33,177

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

Watch (Scale 9) – Loans classified as watch have acceptable business credit, but borrowers’ operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

Special Mention (Scale 10) – Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Adversely Classified Classifications:

Substandard (Scales 11 and 12) – Loans classified as substandard are deemed to be inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as such have well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful (Scale 13) - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss (Scale 14) – Uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be effected in the future.

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

Loans classified as pass credits are excluded from the scope of the review process described above until: (a) they become past due; (b) management becomes aware of deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Corporation for a modification. In these circumstances, the credit facilities are specifically evaluated to assign the appropriate risk rating classification.

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

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2012 and December 31, 2011.

March 31, 2012
		Special					Pass/
(In thousands)	Watch	Mention	Substandard	Doubtful	Loss	Sub-total	Unrated	Total
Puerto Rico[1]
Commercial multi-family	$411	$690	$15,748	$—	$—	$16,849	$92,729	$109,578
Commercial real estate non-owner occupied	161,701	128,583	211,376	2,802	—	504,462	774,203	1,278,665
Commercial real estate owner occupied	185,413	188,528	677,087	3,560	—	1,054,588	1,033,377	2,087,965
Commercial and industrial	330,584	268,899	476,301	3,223	1,084	1,080,091	1,873,370	2,953,461

Total Commercial	678,109	586,700	1,380,512	9,585	1,084	2,655,990	3,773,679	6,429,669
Construction	2,557	31,886	65,463	1,312	—	101,218	74,550	175,768
Mortgage	—	—	610,678	—	—	610,678	4,149,667	4,760,345
Leasing	—	—	3,385	—	2,289	5,674	537,640	543,314
Consumer	—	—	47,022	—	4,020	51,042	2,900,461	2,951,503

Total Puerto Rico	$680,666	$618,586	$2,107,060	$10,897	$7,393	$3,424,602	$11,435,997	$14,860,599

U.S. mainland
Commercial multi-family	$71,457	$10,546	$75,719	$—	$—	$157,722	$534,986	$692,708
Commercial real estate non-owner occupied	167,425	49,888	242,138	—	—	459,451	903,245	1,362,696
Commercial real estate owner occupied	27,156	13,717	143,120	—	—	183,993	393,593	577,586
Commercial and industrial	24,199	32,386	90,819	—	—	147,404	658,179	805,583

Total Commercial	290,237	106,537	551,796	—	—	948,570	2,490,003	3,438,573
Construction	1,515	—	35,262	—	—	36,777	24,034	60,811
Mortgage	—	—	33,767	—	—	33,767	797,633	831,400
Legacy	37,138	37,898	141,124	—	—	216,160	387,714	603,874
Consumer	—	—	6,741	—	7,818	14,559	668,858	683,417

Total U.S. mainland	$328,890	$144,435	$768,690	$—	$7,818	$1,249,833	$4,368,242	$5,618,075

Popular, Inc.
Commercial multi-family	$71,868	$11,236	$91,467	$—	$—	$174,571	$627,715	$802,286
Commercial real estate non-owner occupied	329,126	178,471	453,514	2,802	—	963,913	1,677,448	2,641,361
Commercial real estate owner occupied	212,569	202,245	820,207	3,560	—	1,238,581	1,426,970	2,665,551
Commercial and industrial	354,783	301,285	567,120	3,223	1,084	1,227,495	2,531,549	3,759,044

Total Commercial	968,346	693,237	1,932,308	9,585	1,084	3,604,560	6,263,682	9,868,242
Construction	4,072	31,886	100,725	1,312	—	137,995	98,584	236,579
Mortgage	—	—	644,445	—	—	644,445	4,947,300	5,591,745
Legacy	37,138	37,898	141,124	—	—	216,160	387,714	603,874
Leasing	—	—	3,385	—	2,289	5,674	537,640	543,314
Consumer	—	—	53,763	—	11,838	65,601	3,569,319	3,634,920

Total Popular, Inc.	$1,009,556	$763,021	$2,875,750	$10,897	$15,211	$4,674,435	$15,804,239	$20,478,674

The following table presents the weighted average obligor risk rating at March 31, 2012 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Puerto Rico:[1]
Commercial multi-family	11.93	5.99
Commercial real estate non-owner occupied	11.28	7.08
Commercial real estate owner occupied	11.56	6.83
Commercial and industrial	11.38	6.81

Total Commercial	11.46	6.87

Construction	11.77	7.93

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.22	7.11
Commercial real estate non-owner occupied	11.36	6.98
Commercial real estate owner occupied	11.37	7.00
Commercial and industrial	11.44	6.88

Total Commercial	11.36	6.87

Construction	11.37	7.68

Legacy	11.50	7.46

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2011
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$420	$698	$11,848	$—	$—	$12,966	$110,150	$123,116
Commercial real estate non-owner occupied	177,523	134,266	210,596	2,886	—	525,271	736,235	1,261,506
Commercial real estate owner occupied	201,375	192,591	680,912	4,631	—	1,079,509	1,151,917	2,231,426
Commercial and industrial	248,188	282,935	439,853	3,326	1,458	975,760	1,878,774	2,854,534

Total Commercial	627,506	610,490	1,343,209	10,843	1,458	2,593,506	3,877,076	6,470,582
Construction	2,245	27,820	69,562	1,586	—	101,213	59,728	160,941
Mortgage	—	—	626,771	—	—	626,771	4,062,712	4,689,483
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer	—	—	53,648	—	4,015	57,663	2,912,764	2,970,427

Total Puerto Rico	$629,751	$638,310	$2,094,555	$12,429	$9,750	$3,384,795	$11,455,344	$14,840,139

U.S. mainland
Commercial multi-family	$71,335	$8,230	$69,400	$—	$—	$148,965	$536,852	$685,817
Commercial real estate non-owner occupied	192,080	48,085	231,266	—	—	471,431	932,562	1,403,993
Commercial real estate owner occupied	21,109	20,859	146,367	—	—	188,335	397,505	585,840
Commercial and industrial	30,020	26,131	102,607	—	—	158,758	668,337	827,095

Total Commercial	314,544	103,305	549,640	—	—	967,489	2,535,256	3,502,745
Construction	3,202	10,609	54,096	—	—	67,907	11,091	78,998
Mortgage	—	—	37,236	—	—	37,236	791,741	828,977
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Consumer	—	—	5,667	—	6,711	12,378	690,950	703,328

Total U.S. mainland	$351,979	$152,638	$795,268	$—	$6,711	$1,306,596	$4,455,861	$5,762,457

Popular, Inc.
Commercial multi-family	$71,755	$8,928	$81,248	$—	$—	$161,931	$647,002	$808,933
Commercial real estate non-owner occupied	369,603	182,351	441,862	2,886	—	996,702	1,668,797	2,665,499
Commercial real estate owner occupied	222,484	213,450	827,279	4,631	—	1,267,844	1,549,422	2,817,266
Commercial and industrial	278,208	309,066	542,460	3,326	1,458	1,134,518	2,547,111	3,681,629

Total Commercial	942,050	713,795	1,892,849	10,843	1,458	3,560,995	6,412,332	9,973,327
Construction	5,447	38,429	123,658	1,586	—	169,120	70,819	239,939
Mortgage	—	—	664,007	—	—	664,007	4,854,453	5,518,460
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer	—	—	59,315	—	10,726	70,041	3,603,714	3,673,755

Total Popular, Inc.	$981,730	$790,948	$2,889,823	$12,429	$16,461	$4,691,391	$15,911,205	$20,602,596

The following table presents the weighted average obligor risk rating at December 31, 2011 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial multi-family	11.91	5.92
Commercial real estate non-owner occupied	11.23	7.16
Commercial real estate owner occupied	11.56	6.85
Commercial and industrial	11.40	6.62

Total Commercial	11.46	6.79

Construction	11.76	7.84

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.20	7.09
Commercial real estate non-owner occupied	11.35	7.00
Commercial real estate owner occupied	11.41	7.04
Commercial and industrial	11.39	6.85

Total Commercial	11.35	6.99

Construction	11.78	7.52

Legacy	11.45	7.47

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 9 – FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss share agreements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years and BPPR reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	For the quarter ended March 31,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(29,375)	25,796
Credit impairment losses to be covered under loss sharing agreements	13,422	12,445
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(248)	(21,465)
Payments received from FDIC under loss sharing agreements	(20,896)	(583)
Other adjustments attributable to FDIC loss sharing agreements	2,326	(107)

Balance at March 31	$1,880,357	$2,426,305

As part of the loss share agreements, BPPR has to make a true-up payment to the FDIC on a pre-determined date following the true-up measurement date of the final shared-loss month, or upon the final disposition of all covered assets under the loss share agreements in the event losses on the loss share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%).

At March 31, 2012, the carrying amount of the true-up payment obligation amounted to $100 million (December 31, 2011—$98 million; March 31, 2011—$94 million).

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement on losses from the FDIC. Under the loss share agreements, BPPR must:

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

•	retain sufficient staff to perform the duties under the loss share agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets;

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries; and

•	maintain books and records sufficient to ensure and document compliance with the terms of the loss share agreements.

Note 10 – Transfers of financial assets and mortgage servicing rights

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA and FNMA securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially, all mortgage loans securitized by the Corporation in GNMA and FNMA securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Notes 17 and 19 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of the transfers occurring during the quarters ended March 31, 2012 and 2011 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2012, the Corporation recorded a net gain of $13.7 million (March 31, 2011—$6.3 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized. Refer to Note 21 for a description of the level hierarchy.

	Proceeds Obtained During the Quarter Ended March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities-GNMA	—	$190,178	—	$190,178
Mortgage-backed securities-FNMA	—	59,535	—	59,535

Total trading account securities	—	$249,713	—	$249,713

Mortgage servicing rights	—	—	$3,233	$3,233

Total	—	$249,713	$3,233	$252,946

	Proceeds Obtained During the Quarter Ended March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities-GNMA	—	$255,574	—	$255,574
Mortgage-backed securities-FNMA	—	73,018	—	73,018

Total trading account securities	—	$328,592	—	$328,592

Mortgage servicing rights	—	—	$5,949	$5,949

Total	—	$328,592	$5,949	$334,541

During the quarter ended March 31, 2012, the Corporation retained servicing rights on whole loan sales involving approximately $53 million in principal balance outstanding (March 31, 2011—$37 million), with realized gains of approximately $1.9 million (March 31, 2011—gains of $0.9 million). All loan sales performed during the quarters ended March 31, 2012 and 2011 were without credit recourse agreements.

The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations.

Classes of mortgage servicing rights were determined based on the different markets or types of assets being serviced. The Corporation recognizes the servicing rights of its banking subsidiaries that are related to residential mortgage loans as a class of servicing rights. These mortgage servicing rights (“MSRs”) are measured at fair value. Fair value determination is performed on a subsidiary basis using a discounted cash flow model with assumptions varying in accordance with the types of assets or markets served.

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

The following table presents the changes in MSRs measured using the fair value method.

Residential MSRs
(In thousands)	March 31, 2012	March 31, 2011
Fair value at beginning of period	$151,323	$166,907
Purchases	474	383
Servicing from securitizations or asset transfers	3,757	6,297
Changes due to payments on loans[1]	(4,161)	(3,246)
Reduction due to loan repurchases	(810)	(1,008)
Changes in fair value due to changes in valuation model inputs or assumptions	5,755	(1,917)
Other disposals	(7)	—

Fair value at end of period	$156,331	$167,416

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $17.2 billion at March 31, 2012 (December 31, 2011—$17.3 billion; March 31, 2011—$18.0 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions and other changes, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2012 amounted to $12.1 million (March 31, 2011—$12.4 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2012, those weighted average mortgage servicing fees were 0.28% (March 31, 2011 – 0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2012 and 2011 were as follows:

	Quarter ended
	March 31, 2012	March 31, 2011
Prepayment speed	5.6%	4.9%
Weighted average life	17.8 years	20.6 years
Discount rate (annual rate)	11.5%	11.4%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Fair value of retained interests	$101,890	$99,280	$104,513
Weighted average life	12.1 years	13.0 years	12.5 years
Weighted average prepayment speed (annual rate)	8.3%	7.7%	8.0%
Impact on fair value of 10% adverse change	$(3,129)	$(2,744)	$(3,441)
Impact on fair value of 20% adverse change	$(6,385)	$(5,800)	$(6,811)
Weighted average discount rate (annual rate)	12.5%	12.6%	12.7%
Impact on fair value of 10% adverse change	$(4,142)	$(3,913)	$(4,582)
Impact on fair value of 20% adverse change	$(8,234)	$(7,948)	$(8,895)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Fair value of retained interests	$54,441	$52,043	$62,903
Weighted average life	13.7 years	14.6 years	12.0 years
Weighted average prepayment speed (annual rate)	7.3%	6.9%	8.3%
Impact on fair value of 10% adverse change	$(1,958)	$(1,887)	$(2,577)
Impact on fair value of 20% adverse change	$(3,474)	$(3,303)	$(4,642)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.4%
Impact on fair value of 10% adverse change	$(2,405)	$(2,376)	$(2,821)
Impact on fair value of 20% adverse change	$(4,305)	$(4,214)	$(5,077)

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

At March 31, 2012, the Corporation serviced $3.3 billion (December 31, 2011—$3.5 billion; March 31, 2011—$3.8 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2012, the Corporation had recorded $173 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2011—$180 million; March 31, 2011—$157 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

Note 11– Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Net deferred tax assets (net of valuation allowance)	$424,193	$429,691	$250,568
Investments under the equity method	335,762	313,152	294,559
Bank-owned life insurance program	238,870	238,077	239,103
Prepaid FDIC insurance assessment	34,634	58,082	129,093
Other prepaid expenses	69,524	77,335	66,719
Derivative assets	58,604	61,886	65,169
Securities sold not yet delivered	71,007	69,535	37,752
Others	206,938	214,635	231,776

Total other assets	$1,439,532	$1,462,393	$1,314,739

Note 12 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the quarter ended March 31, 2012 and 2011, allocated by reportable segments, were as follows (refer to Note 30 for the definition of the Corporation’s reportable segments):

2012
(In thousands)	Balance at January 1, 2012	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at March 31, 2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$—	$245,833
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$—	$647,911

2011
(In thousands)	Balance at January 1, 2011	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at March 31, 2011
Banco Popular de Puerto Rico	$245,309	$—	$—	$—	$245,309
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,387	$—	$—	$—	$647,387

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2012
(In thousands)	Balance at January 1, 2012 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2012 (net amounts)	Balance at March 31, 2012 (gross amounts)	Accumulated impairment losses	Balance at March 31, 2012 (net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,833	$—	$245,833
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,322	$164,411	$647,911

December 31, 2011
(In thousands)	Balance at January 1, 2011 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2011 (net amounts)	Balance at December 31, 2011 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2011 (net amounts)
Banco Popular de Puerto Rico	$245,309	$—	$245,309	$246,272	$—	$246,272
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$812,761	$164,411	$648,350

March 31, 2011
(In thousands)	Balance at January 1, 2011 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2011 (net amounts)	Balance at March 31, 2011 (gross amounts)	Accumulated impairment losses	Balance at March 31, 2011 (net amounts)
Banco Popular de Puerto Rico	$245,309	$—	$245,309	$245,309	$—	$245,309
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$811,798	$164,411	$647,387

At March 31, 2012, December 31, 2011 and March 31, 2011, the Corporation had $6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2012		December 31, 2011		March 31, 2011
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core deposits	$77,885	$37,543	$80,591	$38,199	$80,591	$31,912
Other customer relationships	19,791	4,563	19,953	4,643	5,092	3,578
Other intangibles	188	74	242	103	189	55

Total	$97,864	$42,180	$100,786	$42,945	$85,872	$35,545

Certain core deposits and other customer relationships intangibles with a gross amount of $3 million and $0.6 million, respectively, became fully amortized during the quarter ended March 31, 2012, and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.

During the quarter ended March 31, 2012, the Corporation recognized $2.6 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2011—$2.3 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2012	$7,503
Year 2013	9,871
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050

Note 13 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Savings accounts	$6,631,518	$6,473,215	$6,274,716
NOW, money market and other interest bearing demand deposits	5,276,207	5,103,398	4,991,617

Total savings, NOW, money market and other interest bearing demand deposits	11,907,725	11,576,613	11,266,333

Certificates of deposit:
Under $100,000	6,066,658	6,473,095	6,402,998
$100,000 and over	3,856,933	4,236,945	4,614,334

Total certificates of deposit	9,923,591	10,710,040	11,017,332

Total interest bearing deposits	$21,831,316	$22,286,653	$22,283,665

A summary of certificates of deposit by maturity at March 31, 2012, follows:

(In thousands)
2012	$5,543,598
2013	1,896,635
2014	914,494
2015	835,831
2016	523,224
2017 and thereafter	209,809

Total certificates of deposit	$9,923,591

At March 31, 2012, the Corporation had brokered deposits amounting to $2.9 billion (December 31, 2011—$3.4 billion; March 31, 2011—$2.5 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $15 million at March 31, 2012 (December 31, 2011—$13 million; March 31, 2011—$61 million).

Note 14 – Borrowings

Assets sold under agreements to repurchase as of the end of the periods presented were as follows:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Assets sold under agreements to repurchase	$2,113,557	$2,141,097	$2,642,800

The repurchase agreements outstanding at March 31, 2012 were collateralized by $1.8 billion (December 31, 2011—$1.8 billion; March 31, 2011—$2.1 billion) in investment securities available-for-sale, $348 million (December 31, 2011—$403 million; March 31, 2011—$587 million) in trading securities and $68 million (December 31, 2011—$68 million; March 31, 2011—$32 million) in securities sold not yet delivered that are classified in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $244 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2011—$274 million; March 31, 2011—$209 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.37% to 0.40% (March 31, 2011—0.36% to 0.40%)	$750,000	$295,000	$250,000
Term funds purchased paying interest at maturity, at fixed rates ranging from 0.70% to 1.05%	—	—	39,102
Others	1,200	1,200	1,200

Total other short-term borrowings	$751,200	$296,200	$290,302

Note: Refer to the Corporation’s 2011 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2011.

Notes payable as of the end of the periods reported consisted of:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Advances with the FHLB with maturities ranging from 2012 through 2021 paying interest at monthly fixed rates ranging from 1.07% to 4.95% (March 31, 2011 - 0.66% to 4.95%)	$623,286	$642,568	$577,000
Note issued to the FDIC paying interest monthly at an annual fixed rate of 2.50%	—	—	2,022,669
Term notes with maturities ranging from 2012 to 2016 paying interest semiannually at fixed rates ranging from 5.25% to 7.86% (March 31, 2011 - 5.25% to 7.03%)	278,337	278,309	278,201
Term notes with maturities ranging from 2012 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	478	588	907
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 15)	439,800	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $459,043 at March 31, 2012 and $485,128 at March 31, 2011) with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 15)[1]	476,957	470,037	450,872
Others	24,896	25,070	25,206

Total notes payable	$1,843,754	$1,856,372	$3,794,655

Note: Refer to the Corporation’s 2011 Annual Report, for rates and maturity information corresponding to the borrowings outstanding at December 31, 2011. The10-year U.S. Treasury note key index rate at March 31, 2012 and March 31, 2011 were 2.21% and 3.47%, respectively.

[1]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at March 31, 2012 and 2011.

A breakdown of borrowings by contractual maturities at March 31, 2012 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2012	$1,021,360	$751,200	$192,697	$1,965,257
2013	—	—	98,901	98,901
2014	350,000	—	189,452	539,452
2015	174,135	—	36,099	210,234
2016	453,062	—	311,479	764,541
Later years	115,000	—	538,169	653,169
No stated maturity	—	—	936,000	936,000

Subtotal	2,113,557	751,200	2,302,797	5,167,554
Less: Discount	—	—	459,043	459,043

Total borrowings	$2,113,557	$751,200	$1,843,754	$4,708,511

Note 15 – Trust preferred securities

At March 31, 2012, December 31, 2011 and March 31, 2011, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

The sole assets of the five trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation pursuant to accounting principles generally accepted in the United States of America.

The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of financial condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.

The following table presents financial data pertaining to the different trusts at March 31, 2012, December 31, 2011 and March 31, 2011.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinates debentures of $477 million at March 31, 2012 ($936 million aggregate liquidation amount, net of $459 million discount) and $470 million at December 31, 2011 ($936 million aggregate liquidation amount, net of $466 million discount) and $451 million at March 31, 2011 ($936 million aggregate liquidation amount, net of $485 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2012, December 31, 2011, and March 31, 2011 the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At March 31, 2012, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At March 31, 2012, the remaining $935 million of trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which are exempt from the phase-out provision.

Note 16 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $415 million at March 31, 2012 (December 31, 2011 - $415 million; March 31, 2011 - $402 million). There were no transfers between the statutory reserve account and the retained earnings account during the three months ended March 31, 2012 and March 31, 2011.

Refer to Note 31 for information on the reverse stock split approved by the holders of the Corporation’s common stock on April 27, 2012.

Note 17 – Guarantees

At March 31, 2012, the Corporation recorded a liability of $1.0 million (December 31, 2011 - $0.5 million and March 31, 2011 - $0.6 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. Also, from time to time, the Corporation may sell, in bulk sale transactions, residential mortgage loans and Small Business Administration (“SBA”) commercial loans subject to certain representations and warranties from the Corporation to the purchaser. These representations and warranties may relate, for example, to borrower creditworthiness, loan documentation, collateral, prepayment and early payment defaults. The Corporation may be required to repurchase the loans under the credit recourse agreements or representation and warranties.

At March 31, 2012, the Corporation serviced $3.3 billion (December 31, 2011 - $3.5 billion; March 31, 2011 - $3.8 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2012, the Corporation repurchased approximately $50 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2011 - $63 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2012, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million (December 31, 2011 - $59 million; March 31, 2011 - $55 million).

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2012 and 2011.

(In thousands)	2012	2011
Balance as of beginning of period	$58,659	$53,729
Additions for new sales	—	—
Provision for recourse liability	4,232	9,765
Net charge-offs / terminations	(6,776)	(8,176)

Balance as of end of period	$56,115	$55,318

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segmentations. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value ratios, and loan aging, among others.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans approximated $0.4 million in unpaid principal balance with losses amounting to $0.1 million for the quarter ended March 31, 2012 (March 31, 2011 - $4.8 million and $0.4 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At March 31, 2012, the related representation and warranty reserve amounted to $8.6 million, and the related serviced portfolio approximated $3.4 billion (December 31, 2011 - $8.5 million and $3.5 billion, respectively).

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2012, the Corporation serviced $17.2 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2011 - $17.3 billion; March 31, 2011 - $18.0 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $34 million (December 31, 2011 - $32 million; March 31, 2011 - $28 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At March 31, 2012, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans had been sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At March 31, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $11 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2011 - $11 million; March 31, 2011 - $31 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters ended March 31, 2012 and 2011.

(In thousands)	2012	2011
Balance as of beginning of period	$10,625	$30,659
Additions for new sales	—	—
Provision for representation and warranties	—	83
Net charge-offs / terminations	—	(54)
Other—settlements paid	—	—

Balance as of end of period	$10,625	$30,688

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $0.6 billion at March 31, 2012 (December 31, 2011 and March 31, 2011 - $0.7 billion). In addition, at March 31, 2012, December 31, 2011 and March 31, 2011, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 15 to the consolidated financial statements for further information on the trust preferred securities.

Note 18 – Commitments and contingencies

Off-balance sheet risk

The Corporation is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financial needs of its customers. These financial instruments include loan commitments, letters of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as it does for those reflected on the consolidated statements of financial condition.

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commitments to extend credit:
Credit card lines	$4,361,641	$4,297,755	$3,864,026
Commercial lines of credit	2,092,520	2,039,629	2,471,756
Other unused credit commitments	367,672	358,572	373,832
Commercial letters of credit	11,700	11,632	13,297
Standby letters of credit	131,785	124,709	133,178
Commitments to originate mortgage loans	66,908	53,323	40,002

At March 31, 2012, the Corporation maintained a reserve of approximately $9 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2011 - $15 million; March 31, 2011 - $17 million), including $3 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction (December 31, 2011 - $5 million; March 31, 2011 - $4 million).

Other commitments

At March 31, 2012, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2011 and March 31, 2011 - $10 million).

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

The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.4 billion, or 61% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at March 31, 2012, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2011 - $12.5 billion, or 61%; March 31, 2011 - $12.2 billion, or 59%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to the Corporation’s total assets or deposits, or in relation to the Corporation’s overall business. At March 31, 2012, the Corporation had approximately $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $264 million were uncommitted lines of credit (December 31, 2011 - $1.3 billion and $140 million, respectively; March 31, 2011 - $1.4 billion and $215 million, respectively). Of the total credit facilities granted, $863 million was outstanding at March 31, 2012 (December 31, 2011 - $1.2 billion; March 31, 2011 - $1.1 billion). Furthermore, at March 31, 2012, the Corporation had $151 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2011 - $154 million; March 31, 2011 - $143 million).

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The true-up payment obligation was estimated at $100 million at March 31, 2012 (December 31, 2011 - $98 million; March 31, 2011 - $94 million).

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

On at least a quarterly basis, Popular assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable that the Corporation will incur a material loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted on at least a quarterly basis as appropriate to reflect any relevant developments. For matters where a material loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates the aggregate range of reasonably possible losses for those matters where a range may be determined, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $16.5 million at March 31, 2012. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

At the Court’s request, the parties to the Hoff and García cases discussed the prospect of mediation and agreed to nonbinding mediation in an attempt to determine whether the cases could be settled. On January 18 and 19, 2011, the parties to the Hoff and García cases engaged in nonbinding mediation before the Honorable Nicholas Politan. As a result of the mediation, the Corporation and the other named defendants to the Hoff matter entered into a memorandum of understanding to settle this matter. Under the terms of the memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $37.5 million would be paid by or on behalf of defendants. On June 17, 2011, the parties filed a stipulation of settlement and a joint motion for preliminary approval of such settlement, which the Court granted on June 20, 2011. On or about July 5, 2011, the amount of $37.5 million was paid to the settlement fund by or on behalf of defendants. Specifically, the amount of $26 million was paid by insurers and the amount of $11.5 million was paid by Popular (after which approximately $4.7 million was reimbursed by insurers per the terms of the relevant insurance agreement). On January 18, 2011, certain individual shareholders filed a suit captioned Montilla-Rojo et al. v. Popular, Inc., et al., against the Corporation and certain officers asserting claims under the federal securities laws similar or identical to those in the Hoff action. On February 25, 2011, those shareholders filed an amended complaint asserting additional legal theories. On June 19, 2011, certain of those shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely. On or about October 11, 2011, certain individual shareholders, including shareholders represented by counsel in the Montilla-Rojo action, filed requests to opt-out of the proposed settlement in the Hoff securities class action. Other purported shareholders represented by the same counsel, filed an objection to the settlement. On November 22, 2011, the plaintiffs in the Montilla-Rojo action filed a second amended complaint asserting additional legal theories. On December 2, 2011, the parties to the Montilla-Rojo action filed a joint motion to stay the proceedings in light of the pending appeal in the related Hoff securities class action. The Court granted the motion to stay on December 13, 2011. With the January 27, 2012 voluntary dismissal of the appeal (below), the stay was lifted. On March 13, 2012, defendants filed a motion to dismiss the Montilla-Rojo second amended complaint. On April 23, 2012, plaintiffs filed their opposition thereto. Defendants were granted leave to reply by May 7, 2012.

On November 2, 2011, the Court in the Hoff securities class action announced at a hearing on the proposed settlement that it would deny certain individual shareholders’ requests to opt out, overrule the objection to the settlement and grant final approval in a written order to follow, which order and final judgment were issued on the same date. On November 29, 2011, the individual shareholders whose requests to opt-out were rejected and the objectors to the settlement appealed from the final judgment to the United States Court of Appeals for the First Circuit. On December 21, 2011, the lead plaintiffs in the Hoff action filed a motion for an order requiring the objectors to post a bond to cover the costs associated with the objectors’ appeal, which the Court granted on January 9, 2012. On January 17, 2012, the objectors moved for reconsideration of the order requiring them to post a bond. On January 24, 2012, the Court denied the objectors’ motion for reconsideration. On January 27, 2012, the objectors filed a motion informing the Court that they would voluntarily dismiss the appeal with prejudice, which the Court noted on January 30, 2012.

In April 2011, the parties to the García and Díaz actions entered into a separate memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, Popular agreed, for a period of three years, to maintain or implement certain corporate governance practices, measures and policies, as set forth in the memorandum of understanding. Aside from the payment by or on behalf of Popular of approximately $2.1 million of attorneys’ fees and expenses of counsel for the plaintiffs, all of which were covered by insurance), the settlement did not require any cash payments by or on behalf of Popular or the defendants. On June 14, 2011, a motion for preliminary approval of settlement was filed. On July 8, 2011, the Court granted preliminary approval of such settlement and set the final approval hearing date for September 12, 2011. On that same date, the Court granted final approval of the settlement. On September 23, 2011, the court in Díaz entered a separate judgment approving the final settlement as well.

Prior to the Hoff and derivative action mediation, the parties to the ERISA class action entered into a separate memorandum of understanding to settle that action. Under the terms of the ERISA memorandum of understanding, subject to certain customary conditions including court approval of a final settlement agreement and in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $8.2 million would be paid by or on behalf of the defendants. The parties filed a joint request to approve the settlement on April 13, 2011. On June 8, 2011, the Court held a preliminary approval hearing, and on June 23, 2011, the Court preliminarily approved such settlement. On June 30, 2011, the amount of $8.2 million was transferred to the settlement fund by insurers on behalf of the defendants. A final fairness hearing was set for August 26, 2011. On that date, the Court stated that it would approve the settlement but requested that plaintiffs’ counsel submit certain supporting documentation prior to issuing its final approval. On March 12, 2012, the Court granted final approval of the settlement.

Popular does not expect to record any material gain or loss as a result of the settlements. Popular has made no admission of liability in connection with these settlements.

In addition to the foregoing, Banco Popular is a defendant in two class lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco

Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular de Puerto Rico. The complaint essentially asserts that plaintiff and others similarly situated who he purports to represent have suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint.

In January 2012, the parties to the Almeyda action entered into a memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, the parties agreed that the amount of $0.4 million will be paid by defendants, which amount, net of attorneys’ fees, shall be donated to one or more non-profit consumer financial counseling services organizations based in Puerto Rico. A settlement stipulation and a joint motion for preliminary approval of such settlement, which were expected to be filed with the Court by March 14, 2012, have not yet been filed as the parties continue in discussions with respect to the beneficiaries of the donations to be made by the defendants as part of such settlement.

On December 13, 2010, Popular was served with a class action complaint captioned García Lamadrid , et al. v. Banco Popular de Puerto Rico, et al., filed in the Puerto Rico Court of First Instance. The complaint generally seeks damages against Banco Popular de Puerto Rico, other defendants and their respective insurance companies for their alleged breach of certain fiduciary duties, breach of contract, and alleged violations of local tort law. Plaintiffs seek in excess of $600 million in damages, plus costs and attorneys fees.

More specifically, plaintiffs—Guillermo García Lamadrid and Benito del Cueto Figueras—are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its purported fiduciary duty to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and with gross negligence. Popular and the other defendants submitted separate motions to dismiss on or about February 28, 2011. Plaintiffs submitted a consolidated opposition thereto on April 15, 2011. The parties were allowed to submit replies and surreplies to such motions and the motions have now been deemed submitted by the Court and are pending resolution. An argumentative hearing on this motion was set for April 20, 2012, but was subsequently cancelled. It has now been tentatively scheduled for July 3, 2012.

Note 19 – Non-consolidated variable interest entities

The Corporation is involved with four statutory trusts which it established to issue trust preferred securities to the public. Also, it established Popular Capital Trust III for the purpose of exchanging Series C preferred stock shares held by the U.S. Treasury for trust preferred securities issued by this trust. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary.

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA and FNMA. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statements of financial condition as available-for-sale or trading securities.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2012.

The Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt. In the case of the guaranteed mortgage securitization transactions, the Corporation concluded that, essentially, these entities (FNMA and GNMA) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA. Moreover, through their guarantee obligations, agencies (FNMA and GNMA) have the obligation to absorb losses that could be potentially significant to the VIE.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 21 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2012, December 31, 2011 and March 31, 2011, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2012, December 31, 2011 and March 31, 2011.

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Servicing assets:
Mortgage servicing rights	$103,130	$101,511	$108,447

Total servicing assets	$103,130	$101,511	$108,447

Other assets:
Servicing advances	$2,583	$3,027	$3,506

Total other assets	$2,583	$3,027	$3,506

Total	$105,713	$104,538	$111,953

Maximum exposure to loss	$105,713	$104,538	$111,953

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.4 billion at March 31, 2012 (December 31, 2011—$9.4 billion; March 31, 2011 - $9.4 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2012, December 31, 2011 and March 31, 2011, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to the joint venture for the acquisition of the loans in an amount equal to the sum of 57% of the purchase price of the loans, or $84 million, and $2 million of closing costs, for a total acquisition loan of $86 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $68.5 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in September 2011, BPPR received $48 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

BPPR accounted for this transaction as a true sale pursuant to ASC Subtopic 860-10 and thus recognized the cash received, its equity investment in the joint venture, and the acquisition loan provided to the joint venture and derecognized the loans sold.

The Corporation has determined that PRLP 2011 Holdings, LLC is a VIE but the Corporation is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to CPG Island Servicing, LLC, an affiliate of CPG, which contracted Archon, an affiliate of Goldman Sachs, to act as subservicer, but it has the responsibility to oversee such servicing responsibilities.

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest (the “Investment in PRLP 2011 Holdings, LLC.”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC and its maximum exposure to loss at March 31, 2012 and December 31, 2011.

(In thousands)	March 31, 2012	December 31, 2011
Assets
Loans held-in-portfolio:
Acquisition loan	$64,456	$64,711
Advances under the working capital line	1,658	—
Advances under the advance facility	2,445	—

Total loans held-in-portfolio	$68,559	$64,711

Accrued interest receivable	$199	$—
Other assets:
Investment in PRLP 2011 Holdings LLC	$43,294	$37,561

Total other assets	$43,294	$37,561

Total assets	$112,052	$102,272

Deposits	$(6,438)	$(48)

Total liabilities	$(6,438)	$(48)

Total net assets	$105,614	$102,224

Maximum exposure to loss	$105,614	$102,224

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2012 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, and the equity interest held by the Corporation, net of the deposits.

Note 20 – Related party transactions with affiliated company / joint venture

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC, Inc. (“EVERTEC”) to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings, the holding company of EVERTEC. EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 25 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2011 Annual Report for details on this sale to an unrelated third-party.

The Corporation’s investment in EVERTEC, including the impact of intra-entity eliminations, amounted to $192 million at March 31, 2012 (December 31, 2011—$203 million; March 31, 2011—$203 million), and is included as part of “other assets” in the consolidated statements of financial condition. The Corporation did not receive any capital distributions from EVERTEC during the period from January 1, 2012 through March 31, 2012 or during the year ended December 31, 2011.

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of income (loss) from EVERTEC for the quarters ended March 31, 2012 and 2011. The unfavorable impact of the elimination in non-interest income presented in the table is principally offset by the elimination of 49% of the professional fees (operating expenses) paid by the Corporation to EVERTEC during the same period.

	Quarters ended March 31,
(In thousands)	2012	2011
Share of income from the equity investment in EVERTEC	$1,730	$11,792
Intra-company eliminations considered in other operating income (detailed in next table)	(13,345)	(13,713)

Share of loss from the equity investment in EVERTEC, net of eliminations	$(11,615)	$(1,921)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2012 and 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, the Corporation eliminates 49% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 49% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC. The 51% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations.

	Quarters ended
	March 31, 2012			March 31, 2011
(In thousands)	100%	Popular’s 49% interest (eliminations)	51% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest	Category
Interest income on loan to EVERTEC	$823	$403	$420	$1,056	$518	$538	Interest income
Interest income on investment securities issued by EVERTEC	963	472	491	963	472	491	Interest income
Interest expense on deposits	(110)	(54)	(56)	(295)	(145)	(150)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	5,853	2,868	2,985	6,793	3,328	3,465	Other service fees
Processing fees on services provided by EVERTEC	(36,659)	(17,963)	(18,696)	(38,678)	(18,952)	(19,726)	Professional fees
Rental income charged to EVERTEC	1,682	824	858	1,807	886	921	Net occupancy
Transition services provided to EVERTEC	213	105	108	369	181	188	Other operating expenses

Total	$(27,235)	$(13,345)	$(13,890)	$(27,985)	$(13,712)	$(14,273)

The Corporation had the following financial condition accounts outstanding with EVERTEC at March 31, 2012, December 31, 2011 and March 31, 2011. The 51% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statements of financial condition.

	At March 31, 2012		At December 31, 2011		At March 31, 2011
(In thousands)	100%	51% majority interest	100%	51% majority interest	100%	51% majority interest
Loans	$53,306	$27,186	$53,215	$27,140	$57,459	$29,304
Investment securities	35,000	17,850	35,000	17,850	35,000	17,850
Deposits	79,241	40,413	54,288	27,687	50,846	25,932
Accounts receivables (Other assets)	3,251	1,658	5,132	2,617	3,709	1,891
Accounts payable (Other liabilities)	14,685	7,489	14,684	7,489	17,078	8,710

EVERTEC has certain performance bonds outstanding, which are guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $14.0 million at March 31, 2012 (December 31, 2011—$15.0 million; March 31, 2011—$10.4 million). Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $2.9 million at March 31, 2012, December 31, 2011 and March 31, 2011. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

As indicated in Note 19 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarter ended March 31, 2012.

	March 31, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$785	$195	$590	Interest income

The Corporation had the following financial condition accounts outstanding with PRLP 2011 Holdings, LLC at March 31, 2012 and December 31, 2011. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At March 31, 2012		At December 31, 2011
(In thousands)	100%	75.1% majority interest	100%	75.1% majority interest
Loans	$91,290	$68,559	$86,167	$64,711
Deposits (non-interest bearing)	8,573	6,438	64	48
Accrued interest receivable	265	199	—	—

Note 21 – Fair value measurement

ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•

Level 2—Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•

Level 3—Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.

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

Fair Value on a Recurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012, December 31, 2011 and March 31, 2011:

At March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,084	$—	$38,084
Obligations of U.S. Government sponsored entities	—	1,091,798	—	1,091,798
Obligations of Puerto Rico, States and political subdivisions	—	56,836	—	56,836
Collateralized mortgage obligations-federal agencies	—	1,858,807	—	1,858,807
Collateralized mortgage obligations-private label	—	54,668	—	54,668
Mortgage-backed securities	—	1,997,298	7,226	2,004,524
Equity securities	3,846	3,613	—	7,459
Other	—	26,440	—	26,440

Total investment securities available-for-sale	$3,846	$5,127,544	$7,226	$5,138,616

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$28,038	$—	$28,038
Collateralized mortgage obligations	—	734	2,750	3,484
Mortgage-backed securities-federal agencies	—	335,961	16,363	352,324
Other	—	16,372	3,988	20,360

Total trading account securities	$—	$381,105	$23,101	$404,206

Mortgage servicing rights	$—	$—	$156,331	$156,331
Derivatives	—	58,691	—	58,691

Total assets	$3,846	$5,567,340	$186,658	$5,757,844

Liabilities
Derivatives	$—	$(62,717)	$—	$(62,717)
Contingent consideration	—	—	(100,834)	(100,834)

Total liabilities	$—	$(62,717)	$(100,834)	$(163,551)

At December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,668	$—	$38,668
Obligations of U.S. Government sponsored entities	—	985,546	—	985,546
Obligations of Puerto Rico, States and political subdivisions	—	58,728	—	58,728
Collateralized mortgage obligations-federal agencies	—	1,697,642	—	1,697,642
Collateralized mortgage obligations-private label	—	57,792	—	57,792
Mortgage-backed securities	—	2,132,134	7,435	2,139,569
Equity securities	3,465	3,451	—	6,916
Other	—	24,962	—	24,962

Total investment securities available-for-sale	$3,465	$4,998,923	$7,435	$5,009,823

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$90,332	$—	$90,332
Collateralized mortgage obligations	—	737	2,808	3,545
Mortgage-backed securities-federal agencies	—	303,428	21,777	325,205
Other	—	13,212	4,036	17,248

Total trading account securities	$—	$407,709	$28,621	$436,330

Mortgage servicing rights	$—	$—	$151,323	$151,323
Derivatives	—	61,887	—	61,887

Total assets	$3,465	$5,468,519	$187,379	$5,659,363

Liabilities
Derivatives	$—	$(66,700)	$—	$(66,700)
Contingent consideration	—	—	(99,762)	(99,762)

Total liabilities	$—	$(66,700)	$(99,762)	$(166,462)

At March 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$37,682	$—	$37,682
Obligations of U.S. Government sponsored entities	—	1,461,087	—	1,461,087
Obligations of Puerto Rico, States and political subdivisions	—	52,569	—	52,569
Collateralized mortgage obligations-federal agencies	—	1,607,345	—	1,607,345
Collateralized mortgage obligations-private label	—	77,148	—	77,148
Mortgage-backed securities	—	2,405,753	7,715	2,413,468
Equity securities	4,007	5,427	—	9,434
Other	—	27,608	—	27,608

Total investment securities available-for-sale	$4,007	$5,674,619	$7,715	$5,686,341

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$21,578	$—	$21,578
Collateralized mortgage obligations	—	713	2,678	3,391
Mortgage-backed securities-federal agencies	—	566,795	20,862	587,657
Other	—	18,132	2,883	21,015

Total trading account securities	$—	$607,218	$26,423	$633,641

Mortgage servicing rights	$—	$—	$167,416	$167,416
Derivatives	—	66,327	—	66,327

Total	$4,007	$6,348,164	$201,554	$6,553,725

Liabilities
Derivatives	$—	$(66,902)	$—	$(66,902)
Equity appreciation instrument	—	(578)	—	(578)
Contingent consideration	—	—	(94,483)	(94,483)

Total	$—	$(67,480)	$(94,483)	$(161,963)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2012 and 2011.

Quarter ended March 31, 2012
(In millions)	Balance at January 1, 2012	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at March 31, 2012	Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2012
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$7	$—	$—	$—	$—	$—	$—	$7	$—

Total investment securities available-for-sale	$7	$—	$—	$—	$—	$—	$—	$7	$—	[a]

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$—	$—	$3	$—
Residential mortgage- backed securities—federal agencies	22	1	3	(4)	—	2	(8)	16	1
Other	4	—	—	—	—	—	—	4	—

Total trading account securities	$29	$1	$3	$(4)	$—	$2	$(8)	$23	$1	[b]

Mortgage servicing rights	$151	$1	$4	$—	$—	$—	$—	$156	$6	[c]

Total assets	$187	$2	$7	$(4)	$—	$2	$(8)	$186	$7

Liabilities
Contingent consideration	$(100)	$(1)	$—	$—	$—	$—	$—	$(101)	$(1)

Total liabilities	$(100)	$(1)	$—	$—	$—	$—	$—	$(101)	$(1)[d]

[a]	Gains (losses) are included in OCI.
[b]	Gains (losses) are included in “Trading account profit” in the consolidated statement of operations.
[c]	Gains (losses) are included in “Other services fees” in the consolidated statement of operations.
[d]	Gains (losses) are included in “FDIC loss share (expense) income” in the consolidated statement of operations.

Quarter ended March 31, 2011
(In millions)	Balance at January 1, 2011	Gains (losses) included in earnings/ OCI	Purchases	Sales	Settlements	Transfers in (out) of Level 3	Balance at March 31, 2011	Changes in unrealized gains (losses) included in earnings related to assets still held at March 31, 2011
Assets
Investment securities available-for-sale:
Mortgage-backed securities	$8	$—	$—	$—	$—	$—	$8	$—

Total investment securities available-for-sale	$8	$—	$—	$—	$—	$—	$8	$— [a]

Trading account securities:
Collateralized mortgage obligations	$3	$—	$—	$—	$—	$—	$3	$—
Residential mortgage- backed securities—federal agencies	20	—	2	(1)	—	—	21	—
Other	3	—	—	—	—	—	3	—

Total trading account securities	$26	$—	$2	$(1)	$—	$—	$27	$— [b]

Mortgage servicing rights	$167	$(6)	$7	$—	$—	$—	$168	$(2)[c]

Total assets	$201	$(6)	$9	$(1)	$—	$—	$203	$(2)

Liabilities
Contingent consideration	$(93)	$(1)	$—	$—	$—	$—	$(94)	$(1)

Total liabilities	$(93)	$(1)	$—	$—	$—	$—	$(94)	$(1)[d]

[a]	Gains (losses) are included in OCI.
[b]	Gains (losses) are included in “Trading account profit” in the consolidated statement of operations.
[c]	Gains (losses) are included in “Other services fees” in the consolidated statement of operations.
[d]	Gains (losses) are included in “FDIC loss share (expense) income” in the consolidated statement of operations.

There were $2 million in transfers from Level 2 to Level 3 and $8 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2012.

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2011. There were no transfers in and/or out of Level 1 and Level 2 during the quarter ended March 31, 2011.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2012 and 2011 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2012		Quarter ended March 31, 2011
(In millions)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
FDIC loss share (expense) income	$(1)	$(1)	$(1)	$(1)
Other service fees	1	6	(6)	(2)
Trading account loss	1	1	—	—

Total	$1	$6	$(7)	$(3)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized mortgage obligations - trading	$2,750	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	2.4 years (0.4 - 3.4 years) 4.15% 24.2% (19.5% - 28.0%)
Other - trading	$1,325	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	5.8 years 12.9% 9.0%
Mortgage servicing rights	$156,331	Discounted cash flow model	Prepayment speed Weighted average life Discount rate	7.9% (4.2% - 24.7%) 12.7 years (4.0 - 24.0 years) 12.1% (10.0 - 15.5%)
Contingent consideration		Discounted	Credit loss rate on covered loans	27.4% (0.0% - 100.0%)
		cash flow	Risk premium component
	$(100,834)	model	of discount rate	4.8%
Loans	$49,876	External Appraisal	Haircut applied on external appraisals	25.3% (5.0% - 48.0%)
Other real estate owned	$76,648	External Appraisal	Haircut applied on external appraisals	19.1% (5.0% - 40.0%)

The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized mortgage obligations and interest-only collateralized mortgage obligation (reported as “other”), which are classified in the “trading” category, are yield, constant prepayment rate, and weighted average life. Significant increases (decreases) in any of those inputs in isolation would result in significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the constant prepayment rate will generate a directionally opposite change in the weighted average life. For example, as the average life is reduced by a higher constant prepayment rate, a lower yield will be realized, and when there is a reduction in the constant prepayment rate, the average life of these collateralized mortgage obligations will extend, thus resulting in a higher yield. These particular financial instruments are valued internally by the Corporation’s investment banking and broker-dealer unit utilizing internal valuation techniques. The unobservable inputs incorporated into the internal discounted cash flow models used to derive the fair value of collateralized mortgage obligations and interest-only collateralized mortgage obligation (reported as “other”), which are classified in the “trading” category, are reviewed by the Corporation’s Corporate Treasury unit on a quarterly basis. In the case of Level 3 financial instruments which fair value is based on broker quotes, the Corporation’s Corporate Treasury unit reviews the inputs used by the broker-dealers for reasonableness utilizing information available from other published sources and validates that the fair value measurements were developed in accordance with ASC Topic 820. The Corporate Treasury unit also substantiates the inputs used by validating the prices with other broker-dealers, whenever possible.

The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are constant prepayment rates and discount rates. Increases in interest rates may result in lower prepayments. Discount rates vary according to products and or portfolios depending on the perceived risk. Increases in discount rates result in a lower fair value measurement. The Corporation’s Corporate Comptroller’s unit is responsible for determining the fair value of MSRs, which is based on discounted cash flow methods based on assumptions developed by an external pricing service provider, except for prepayment speeds, which are adjusted internally for the local market based on historical experience. The Corporation’s Corporate Treasury unit validates the economic assumptions developed by the external pricing service provider on a quarterly basis. In addition, an analytical review of prepayment speeds is performed quarterly by the Corporate Comptroller’s unit. Significant variances in prepayment speeds are investigated by the Corporate Treasury unit. The Corporation’s MSR Committee analyzes changes in fair value measurements of MSRs and approves the valuation assumptions at each reporting period. Changes in valuation assumptions must also be approved by the MSR Committee. The fair value of MSRs are compared with those of the external service pricing provider on a quarterly basis in order to validate if the fair values are within the materiality thresholds established by management to monitor and investigate material deviations. Back-testing is performed to compare projected cash flows with actual historical data to ascertain the reasonability of the projected net cash flow results.

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in periods subsequent to their initial recognition. The adjustments to fair value usually result from the application of lower of cost or fair value accounting, identification of impaired loans requiring specific reserves under ASC Section 310-10-35 “Accounting by Creditors for Impairment of

a Loan”, or write-downs of individual assets. The following tables present financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis during the quarters ended March 31, 2012 and 2011, and which were still included in the consolidated statements of financial condition as of such dates. The amounts disclosed represent the aggregate fair value measurements of those assets as of the end of the reporting period.

	Carrying value at March 31, 2012					Carrying value at March 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total	Write- downs	Level 1	Level 2	Level 3	Total	Write- downs
Loans[1]	$—	$—	$50	$50	$(11)	$—	$—	$19	$19	$(3)
Loans held-for-sale [2]	—	—	8	8	(1)	—	—	10	10	(1)
Other real estate owned [3]	—	—	77	77	(13)	—	—	13	13	(4)

Total	$—	$—	$135	$135	$(25)	$—	$—	$42	$42	$(8)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $5 million at March 31, 2012 and $1 million at March 31, 2011.

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

•

Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as those obtained from municipal market sources, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

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

Mortgage servicing rights

Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. MSRs are priced internally using a discounted cash flow model. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including portfolio characteristics, prepayments assumptions, discount rates, delinquency and foreclosure rates, late charges, other ancillary revenues, cost to service and other economic factors. Prepayment speeds are adjusted for the Corporation’s loan characteristics and portfolio behavior. Due to the unobservable nature of certain valuation inputs, the MSRs are classified as Level 3.

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

Contingent consideration liability

The fair value of the true-up payment obligation (contingent consideration) to the FDIC as it relates to the Westernbank FDIC-assisted transaction was estimated using projected cash outflows related to the loss sharing agreements at the true-up measurement date. It took into consideration the intrinsic loss estimate, asset premium/discount, cumulative shared loss payments, and the cumulative servicing amount related to the loan portfolio. Refer to Note 9 to the consolidated financial statements for a description of the formula established in the loss share agreements for determining the true-up payment.

On a quarterly basis, management evaluates and revises the estimated credit loss rates that are used to determine expected cash flows on the covered loan pools. The expected credit losses on the loan pools are used to determine the loss share cash outflows expected to be paid to the FDIC when the true-up payment is due.

The loss share cash outflows expected to be paid to the FDIC were discounted using a term rate consistent with the time remaining until the payment is due. The discount rate was an estimate of the sum of the risk-free benchmark rate for the term remaining before the true-up payment is due and a premium to account for the credit risk profile of BPPR owing the payment and a liquidity premium. Two methodologies were used to realize this estimate. One consisted of adding a risk premium determined by an independent third party to the US Treasury benchmark. This resulted in a discount rate of 6.6%. The second methodology involved using an index of the yields on corporate bonds with credit ratings similar to BPPR. This index amounted to 6.7%. Both observations were averaged, resulting in a discount rate of 6.6%, which was used for estimating the value of the true-up payment obligation.

Loans held-in-portfolio considered impaired under ASC Section 310-10-35 that are collateral dependent

The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35, and which could be subject to internal adjustments based on the age of the appraisal. Currently, the associated loans considered impaired are classified as Level 3.

Loans measured at fair value pursuant to lower of cost or fair value adjustments

Loans measured at fair value on a nonrecurring basis pursuant to lower of cost or fair value were priced based on secondary market prices and discounted cash flow models which incorporate internally-developed assumptions for prepayments and credit loss estimates. These loans are classified as Level 3.

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at March 31, 2012 and December 31, 2011, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 21.

Cash and due from banks

Cash and due from banks include cash on hand, cash items in process of collection, and non-interest bearing deposits due from other financial institutions. The carrying amount of cash and due from banks is a reasonable estimate of its fair value. Cash and due from banks are classified as Level 1.

Money market investments

Investments in money market instruments are highly liquid instruments with an average maturity of three months or less. For this reason, they carry a low risk of changes in value as a result of changes in interest rates, and the carrying amount approximates their fair value. Money market investments include federal funds sold, securities purchased under agreements to resell, time deposits with other banks, and restricted cash. These money market investments are classified as Level 2.

Investment securities held-to-maturity

•

Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds priced based on a bond’s theoretical value derived from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments and are classified as Level 2. Other municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•

Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•

Other: Other securities include foreign and corporate debt. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. The fair value of corporate debt, which is collateralized by municipal bonds of Puerto Rico, was internally derived from benchmark treasury notes and a credit spread based on comparable Puerto Rico government trades, similar securities, and/or recent issuances. Corporate debt is classified as Level 3.

Other investment securities

•

Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•

Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•

Trust preferred securities: Given that the fair value of junior subordinated debentures is the same amount as the fair value of the trust preferred securities, the fair value of the equity-method investment in the common stock, which represents the capital contribution to create these trusts, is the same as its book value. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 15 for additional information on these trust preferred securities.

•

Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans are classified as Level 3. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

Loans held-in-portfolio

The fair values of the loans held-in-portfolio have been determined for groups of loans with similar characteristics. Loans were segregated by type such as commercial, construction, residential mortgage, consumer, and credit cards. Each loan category was further segmented based on loan characteristics, including interest rate terms, credit quality and vintage. Generally, fair values were estimated based on an exit price by discounting expected cash flows for the segmented groups of loans using a discount rate that considers interest, credit and expected return by market participant under current market conditions. Additionally, prepayment, default and recovery assumptions have been applied in the mortgage loan portfolio valuations. Generally accepted accounting principles do not require a fair valuation of the lease financing portfolio, therefore it is included in the loans total at its carrying amount. Loans held-in-portfolio are classified as Level 3.

FDIC loss share asset

Fair value of the FDIC loss share asset was estimated using projected net losses related to the loss sharing agreements, which are expected to be reimbursed by the FDIC. The projected net losses were discounted using the U.S. Government agency curve. The loss share asset is classified as Level 3.

Deposits

•

Demand deposits: The fair value of demand deposits, which have no stated maturity, was calculated based on the amount payable on demand as of the respective dates. These demand deposits include non-interest bearing demand deposits, savings, NOW, and money market accounts. Thus, these deposits are classified as Level 2.

•

Time deposits: The fair value of time deposits was calculated based on the discounted value of contractual cash flows using interest rates being offered on time deposits with similar maturities. The non-performance risk was determined using internally-developed models that consider, where applicable, the collateral held, amounts insured, the remaining term, and the credit premium of the institution. For certain 5-year certificates of deposit in which customers may withdraw their money anytime with no penalties or charges, the fair value of these certificates of deposit incorporate an early cancellation estimate based on historical experience. Time deposits are classified as Level 2.

Assets sold under agreements to repurchase

•

Securities sold under agreements to repurchase (structured and non-structured): Securities sold under agreements to repurchase with short-term maturities approximate fair value because of the short-term nature of those instruments. Resell and repurchase agreements with long-term maturities were valued using discounted cash flows based on the three-month LIBOR curve. In determining the non-performance credit risk valuation adjustment, the collateralization levels of these long-term securities sold under agreements to repurchase were considered. In the case of callable structured repurchase agreements, the callable feature is not considered when determining the fair value of those repurchase agreements, since there is a remote possibility, based on forward rates, that the investor will call back these agreements before maturity since it is not expected that the interest rates would rise more than the specified interest rate of these agreements. Securities sold under agreements to repurchase (structured and non-structured) are classified as Level 2.

Other short-term borrowings

The carrying amount of other short-term borrowings approximate fair value because of the short-term maturity of those instruments or because they carry interest rates which approximate market. Thus, these other short-term borrowings are classified as Level 2.

Notes payable

•

FHLB advances: The fair value of FHLB advances was based on the discounted value of contractual cash flows over their contractual term. In determining the non-performance credit risk valuation adjustment, the collateralization levels of these advances were considered. These advances are classified as Level 2.

•

Medium-term notes: The fair value of publicly-traded medium-term notes was determined using recent trades of similar transactions. Publicly-traded medium-term notes are classified as Level 2. The fair value of non-publicly traded debt was based on remaining contractual cash outflows, discounted at a rate commensurate with the non-performance credit risk of the Corporation, which is subjective in nature. Non-publicly traded debt is classified as Level 3.

•

Junior subordinated deferrable interest debentures (related to trust preferred securities): The fair value of junior subordinated interest debentures was determined using recent trades of similar transactions. Thus, these junior subordinated deferrable interest debentures are classified as Level 2.

•

Junior subordinated deferrable interest debentures (Troubled Asset Relief Program): The fair value of junior subordinated deferrable interest debentures was based on the discounted value of contractual cash flows over their contractual term. The discount rate was based on the rate at which a similar security was priced in the open market. Thus, these junior subordinated deferrable interest debentures are classified as Level 3.

•

Others: The other category includes capital lease obligations. Generally accepted accounting principles do not require a fair valuation of capital lease obligations, therefore; it is included at its carrying amount. Capital lease obligations are classified as Level 3.

Commitments to extend credit and letters of credit

Commitments to extend credit were valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments. Since the fair value of commitments to extend credit varies depending on the undrawn amount of the credit facility, fees are subject to constant change, and cash flows are dependent on the creditworthiness of borrowers, commitments to extend credit are classified as Level 3. The fair value of letters of credit was based on fees currently charged on similar agreements. Given that the fair value of letters of credit constantly vary due to fees being subject to constant change and whether the fees are received depends on the creditworthiness of the account parties, letters of credit are classified as Level 3.

The following table presents the carrying or notional amounts, as applicable, and estimated fair values for financial instruments with their corresponding level in the fair value hierarchy.

	March 31, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and due from banks	$472,806	$472,806	$—	$—	$472,806	$535,282	$535,282
Money market investments	1,304,263	—	1,304,263	—	1,304,263	1,376,174	1,376,174
Trading account securities, excluding derivatives [1]	404,206	—	381,105	23,101	404,206	436,330	436,330
Investment securities available-for-sale [1]	5,138,616	3,846	5,127,544	7,226	5,138,616	5,009,823	5,009,823
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$97,717	$—	$1,400	$96,739	$98,139	$98,973	$98,770
Collateralized mortgage obligation-federal agency	155	—	—	161	161	160	151
Other	26,500	—	1,500	25,029	26,529	26,250	26,333

Total investment securities held-to-maturity	$124,372	$—	$2,900	$121,929	$124,829	$125,383	$125,254

Other investment securities:
FHLB stock	$100,240	$—	$100,240	$—	$100,240	$84,133	$84,133
FRB stock	79,369	—	79,369	—	79,369	79,648	79,648
Trust preferred securities	14,197	—	13,197	1,000	14,197	14,197	14,197
Other investments	1,902	—	—	3,566	3,566	1,902	3,605

Total other investment securities	$195,708	$—	$192,806	$4,566	$197,372	$179,880	$181,583

Loans held-for-sale	$361,596	$—	$3,229	$375,794	$379,023	$363,093	$390,783
Loans not covered under loss sharing agreement with the FDIC	19,813,906	—	—	16,749,026	16,749,026	19,912,233	16,753,889
Loans covered under loss sharing agreements with the FDIC	4,083,292	—	—	4,665,129	4,665,129	4,223,758	4,663,327
FDIC loss share asset	1,880,357	—	—	1,734,507	1,734,507	1,915,128	1,755,295
Mortgage servicing rights	156,331	—	—	156,331	156,331	151,323	151,323
Derivatives	58,691	—	58,691	—	58,691	61,887	61,887

	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX	$XXX,XX
	March 31, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,274,145	$—	$17,274,145	$—	$17,274,145	$17,232,087	$17,232,087
Time deposits	9,923,591	—	10,015,038	—	10,015,038	10,710,040	10,825,256

Total deposits	$27,197,736	$—	$27,289,183	$—	$27,289,183	$27,942,127	$28,057,343

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,125,367	$—	$1,131,082	$—	$1,131,082	$1,102,907	$1,107,314
Structured repurchase agreements	988,190	—	1,102,336	—	1,102,336	1,038,190	1,166,488

Total assets sold under agreements to repurchase	$2,113,557	$—	$2,233,418	$—	$2,233,418	$2,141,097	$2,273,802

Other short-term borrowings [2]	$751,200	$—	$751,200	$—	$751,200	$296,200	$296,200
Notes payable:
FHLB advances	$623,286	$—	$654,941	$—	$654,941	$642,568	$673,505
Medium-term notes	278,815	—	283,965	4,053	288,018	278,897	282,898
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	343,276	—	343,276	439,800	284,238
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	476,957	—	—	729,351	729,351	470,037	457,120
Others	24,896	—	—	24,896	24,896	25,070	25,070

Total notes payable	$1,843,754	$—	$1,282,182	$758,300	$2,040,482	$1,856,372	$1,722,831

Derivatives	$62,717	$—	$62,717	$—	$62,717	$66,700	$66,700

Contingent consideration	$100,834	$—	$—	$100,834	$100,834	$99,762	$99,762

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value	Notional amount	Fair value
Commitments to extend credit	$6,821,833	$—	$—	$1,796	$1,796	$6,231,213	$2,062
Letters of credit	143,485	—	—	3,450	3,450	136,341	2,339

[1]	Refer to Note 21 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 14 to the consolidated financial statements for the composition of short-term borrowings.

Note 23 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2012 and 2011:

	$XXX,XX	$XXX,XX
	Quarters ended March 31,
(In thousands, except per share information)	2012	2011
Net income (loss)	$48,408	$10,132
Preferred stock dividends	(931)	(930)

Net income (loss) applicable to common stock	$47,477	$9,202

Average common shares outstanding	1,023,418,052	1,021,536,201
Average potential dilutive common shares	1,526,948	802,894

Average common shares outstanding - assuming dilution	1,024,945,000	1,022,339,095

Basic and dilutive EPS	$0.05	$0.01

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

For the quarter ended March 31, 2012, there were 1,682,158 weighted average antidilutive stock options outstanding (March 31, 2011 – 2,121,618). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 20,932,836 shares of common stock, which have an antidilutive effect at March 31, 2012 and 2011.

Note 24 – Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	$XXX,XX,XX	$XXX,XX,XX
	Quarters ended March 31,
(In thousands)	2012	2011
Mortgage servicing fees, net of fair value adjustments	$12,931	$6,260
Insurance fees	12,390	11,926
Credit card fees and discounts	11,892	10,576
Debit card fees	9,832	12,925
Sale and administration of investment products	8,889	7,130
Trust fees	4,081	3,495
Processing fees	1,774	1,697
Other fees	4,250	4,643

Total other services fees	$66,039	$58,652

Note 25 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2012	2011
(Amortization) accretion of loss share indemnification asset, net	$(29,375)	$25,796
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(248)	(21,465)
80% mirror accounting on provision for loan losses for reductions in expected cash flows that are reimbursable by the FDIC[1]	13,422	12,445
Other	946	(741)

Total FDIC loss share (expense) income	$(15,255)	$16,035

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 26 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2012	2011	2012	2011
Interest cost	$7,495	$7,785	$393	$395
Expected return on plan assets	(9,810)	(10,840)	(526)	(451)
Amortization of net loss	5,426	2,828	323	148

Total net periodic pension cost (benefit)	$3,111	$(227)	$190	$92

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter ended March 31, 2012. The total contributions expected to be paid during the year 2012 for the pension and benefit restoration plans amount to approximately $50 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2012	2011
Service cost	$548	$504
Interest cost	1,950	2,136
Amortization of prior service cost	(50)	(240)
Amortization of net loss	540	267

Total postretirement cost	$2,988	$2,667

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2012 amounted to approximately $1.6 million. The total contributions expected to be paid during the year 2012 for the postretirement benefit plan amount to approximately $7.4 million.

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$ 15.82 - $18.50	598,409	$16.77	0.92	598,409	$16.77
$ 19.25 - $27.20	1,083,749	$25.27	2.26	1,083,749	$25.27

$ 15.82 - $27.20	1,682,158	$22.25	1.79	1,682,158	$22.25

There was no intrinsic value of options outstanding at March 31, 2012 and 2011. There was no intrinsic value of options exercisable at March 31, 2012 and 2011.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2010	2,275,166	$20.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(205,715)	19.55

Outstanding at December 31, 2011	2,069,451	$20.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(387,293)	14.42

Outstanding at March 31, 2012	1,682,158	$22.25

The stock options exercisable at March 31, 2012 totalled 1,682,158 (March 31, 2011 – 2,121,618). There were no stock options exercised during the quarters ended March 31, 2012 and 2011. Thus, there was no intrinsic value of options exercised during the quarters ended March 31, 2012 and 2011.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2011 and 2012.

There was no stock option expense recognized for the quarters ended March 31, 2012 and 2011.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	1,131,736	$3.61
Granted	1,559,463	3.24
Vested	(51,563)	9.00
Forfeited	(220,293)	4.20

Non-vested at December 31, 2011	2,419,343	$3.20
Granted	1,521,904	1.68
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2012	3,941,247	$2.61

During the quarter ended March 31, 2012, 1,521,904 shares of restricted stock were awarded to management under the Incentive Plan (March 31, 2011 - 1,559,463). The awards granted met the standards for compensation established under the Interim Final Rule promulgated pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”).

Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the quarters ended March 31, 2012 and 2011, no performance shares were granted under this plan.

During the quarter ended March 31, 2012, the Corporation recognized $0.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.2 million (March 31, 2011 - $0.5 million, with a tax benefit of $0.1 million). No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. There was no performance share expense recognized for the quarters ended March 31, 2012 and 2011. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2012 was $7.0 million and is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	—	—
Granted	305,898	$2.95
Vested	(305,898)	2.95
Forfeited	—	—

Non-vested at December 31, 2011	—	—
Granted	53,750	$1.60
Vested	(53,750)	1.60
Forfeited	—	—

Non-vested at March 31, 2012	—	—

During the quarter ended March 31, 2012, 53,750 shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (March 31, 2011 – 23,284). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $35 thousand (March 31, 2011 - $0.1 million, with a tax benefit of $35 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2012 for directors was $86 thousand.

Note 28 – Income taxes

The reasons for the difference between the income tax expense applicable to income before taxes and the amount computed by applying the statutory tax rate in Puerto Rico are included in the following tables.

	Quarters ended
	March 31, 2012		March 31, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$19,380	30%	$47,207	30%
Net benefit of net tax exempt interest income	(7,014)	(11)	(2,407)	(2)
Effect of income subject to preferential tax rate	(971)	(2)	(232)	—
Deferred tax asset valuation allowance	1,167	2	(5,305)	(3)
Non-deductible expenses	5,639	9	5,326	3
Difference in tax rates due to multiple jurisdictions	(3,207)	(5)	(2,464)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	66
State taxes and others	1,198	2	1,815	1

Income tax expense	$16,192	25%	$147,227	93%

On January 31, 2011, the Governor of Puerto Rico signed into law a new Internal Revenue Code for Puerto Rico (the “2011 Tax Code”) which resulted in a reduction in the Corporation’s net deferred tax asset with a corresponding charge to income tax expense of $103.3 million due to a reduction in the marginal corporate income tax rate. Under the provisions of the 2011 Tax Code, the maximum marginal corporate income tax rate is 30% for years commenced after December 31, 2010. Prior to the 2011 Tax Code, the maximum marginal corporate income tax rate in Puerto Rico was 39%, which had increased to 40.95% due to a temporary 5% surtax approved in March 2009 for years beginning on January 1, 2009 through December 31, 2011. The 2011 Tax Code, however, eliminated the special 5% surtax on corporations for tax year 2011. The effective tax rate for the Corporation’s Puerto Rico banking operations for 2012 is estimated at 20%.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2012	December 31, 2011
Deferred tax assets:
Tax credits available for carryforward	$3,139	$3,459
Net operating loss and other carryforward available	1,186,297	1,174,488
Postretirement and pension benefits	103,118	104,663
Deferred loan origination fees	7,035	6,788
Allowance for loan losses	595,494	605,105
Deferred gains	11,454	11,763
Accelerated depreciation	5,627	5,527
Intercompany deferred gains	4,054	4,344
Other temporary differences	28,470	27,341

Total gross deferred tax assets	1,944,688	1,943,478

Deferred tax liabilities:
Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	33,524	32,293
Difference in outside basis between financial and tax reporting on sale of a business	20,721	20,721
FDIC-assisted transaction	145,628	142,000
Unrealized net gain on trading and available-for-sale securities	72,223	73,991
Deferred loan origination costs	4,224	4,277
Other temporary differences	8,262	6,187

Total gross deferred tax liabilities	284,582	279,469

Valuation allowance	1,260,099	1,259,358

Net deferred tax asset	$400,007	$404,651

The net deferred tax asset shown in the table above at March 31, 2012 is reflected in the consolidated statements of financial condition as $424 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2011 - $430 million) and $24 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2011 - $25 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended March 31, 2012. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At March 31, 2012, the Corporation recorded a valuation allowance of approximately $1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2011 - $1.3 billion).

At March 31, 2012, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $425 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended March 31, 2012 taking into account taxable income exclusive of temporary differences. This cumulative loss position was mainly due to the performance of the construction and commercial real estate loan portfolios in prior years, including the losses related to the reclassification and sale of certain loans pertaining to those portfolios. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to ten years; (iii) unrealized gain on appreciated assets that could be realized to increase taxable income; and (iv) the financial results of the operations showed an improvement in the profitability of the business during 2011 and first quarter of 2012. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The reconciliation of unrecognized tax benefits for the quarters ended March 31, 2012 and 2011 was as follows:

(In millions)	2012	2011
Balance at January 1	$19.5	$26.3
Additions for tax positions – January through March	0.7	2.2
Reduction as a result of settlements – January through March	—	(4.4)

Balance at March 31	$20.2	$24.1

The accrued interest related to uncertain tax positions approximated $6.0 million at March 31, 2012 (March 31, 2011 - $6.6 million). Management determined that at March 31, 2012 and 2011, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $25.3 million at March 31, 2012 (March 31, 2011 - $30.0 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2012, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2007 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $11 million.

Note 29 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2012 and March 31, 2011 are listed in the following table:

(In thousands)	March 31, 2012	March 31, 2011
Non-cash activities:
Loans transferred to other real estate	$49,812	$39,443
Loans transferred to other property	5,552	7,117

Total loans transferred to foreclosed assets	55,364	46,560
Transfers from loans held-in-portfolio to loans held-for-sale	28,294	8,465
Transfers from loans held-for-sale to loans held-in-portfolio	421	24,558
Loans securitized into investment securities[1]	236,327	328,592
Recoveries related to loans transferred to loans held-for-sale	—	13,807
Securities sold not yet delivered	71,007	37,752
Recognition of mortgage servicing rights on securitizations or asset transfers	3,757	6,297

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2012, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

•

Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto and Popular Mortgage. Popular Auto focuses on auto and lease financing, while Popular Mortgage focuses principally on residential mortgage loan originations. The consumer and retail banking area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

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

The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America, Popular International Bank and certain of the Corporation’s investments accounted for under the equity method, including EVERTEC and Centro Financiero BHD, S.A. The Corporate group also includes the expenses of certain corporate areas that are identified as critical to the organization: Finance, Risk Management and Legal.

The accounting policies of the individual operating segments are the same as those of the Corporation. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.

The tables that follow present the results of operations and total assets by reportable segments:

2012

For the quarter ended March 31, 2012
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$290,107	$74,075	$—
Provision for loan losses	85,857	14,726	—
Non-interest income	113,734	15,456	—
Amortization of intangibles	1,913	680	—
Depreciation expense	9,387	2,029	—
Loss on early extinguishment of debt	69	—	—
Other operating expenses	222,357	61,882	—
Income tax expense	17,353	936	—

Net income	$66,905	$9,278	$—

Segment assets	$28,026,771	$8,664,824	$(12,300)

For the quarter ended March 31, 2012
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (loss)	$364,182	$(26,816)	$216	$337,582
Provision for loan losses	100,583	140	—	100,723
Non-interest income	129,190	11,506	(16,788)	123,908
Amortization of intangibles	2,593	—	—	2,593
Depreciation expense	11,416	340	—	11,756
Loss on early extinguishment of debt	69	—	—	69
Other operating expenses	284,239	14,826	(17,316)	281,749
Income tax expense (benefit)	18,289	(2,296)	199	16,192

Net income (loss)	$76,183	$(28,320)	$545	$48,408

Segment assets	$36,679,295	$5,342,418	$(4,972,492)	$37,049,221

2011

For the quarter ended March 31, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$295,445	$74,814	$—
Provision for loan losses	67,256	8,063	—
Non-interest income	121,727	17,417	—
Amortization of intangibles	1,575	680	—
Depreciation expense	9,632	1,991	—
Loss on early extinguishment of debt	239	—	—
Other operating expenses	188,730	58,227	—
Income tax expense	146,144	938	—

Net income	$3,596	$22,332	$—

Segment assets	$29,452,947	$8,975,972	$(26,335)

For the quarter ended March 31, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$370,259	$(27,207)	$307	$343,359
Provision for loan losses	75,319	—	—	75,319
Non-interest income	139,144	42,242	(17,018)	164,368
Amortization of intangibles	2,255	—	—	2,255
Depreciation expense	11,623	437	—	12,060
Loss on early extinguishment of debt	239	8,000	—	8,239
Other operating expenses	246,957	23,093	(17,555)	252,495
Income tax expense (benefit)	147,082	(158)	303	147,227

Net income (loss)	$25,928	$(16,337)	$541	$10,132

Segment assets	$38,402,584	$5,459,100	$(5,031,891)	$38,829,793

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2012

For the quarter ended March 31, 2012
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$100,196	$186,258	$3,649	$4	$290,107
Provision for loan losses	13,698	72,159	—	—	85,857
Non-interest income	21,092	66,004	26,664	(26)	113,734
Amortization of intangibles	9	1,708	196	—	1,913
Depreciation expense	4,168	4,979	240	—	9,387
Loss on early extinguishment of debt	69	—	—	—	69
Other operating expenses	61,181	143,847	17,355	(26)	222,357
Income tax expense	9,762	4,301	3,288	2	17,353

Net income	$32,401	$25,268	$9,234	$2	$66,905

Segment assets	$13,853,077	$19,985,139	$568,375	$(6,379,820)	$28,026,771

2011

For the quarter ended March 31, 2011
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$119,560	$173,470	$2,374	$41	$295,445
Provision for loan losses	27,895	39,361	—	—	67,256
Non-interest income	45,358	54,901	21,523	(55)	121,727
Amortization of intangibles	26	1,394	155	—	1,575
Depreciation expense	4,379	5,016	237	—	9,632
Loss on early extinguishment of debt	239	—	—	—	239
Other operating expenses	54,908	118,227	15,650	(55)	188,730
Income tax expense	76,840	66,844	2,444	16	146,144

Net income (loss)	$631	$(2,471)	$5,411	$25	$3,596

Segment assets	$15,607,809	$21,285,084	$459,462	$(7,899,408)	$29,452,947

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2012

For the quarter ended March 31, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$73,607	$468	$—	$74,075
Provision for loan losses	9,396	5,330	—	14,726
Non-interest income	15,292	164	—	15,456
Amortization of intangibles	680	—	—	680
Depreciation expense	2,029	—	—	2,029
Other operating expenses	61,023	859	—	61,882
Income tax expense	936	—	—	936

Net income ( loss)	$14,835	$(5,557)	$—	$9,278

Segment assets	$9,387,896	$412,726	$(1,135,798)	$8,664,824

2011

For the quarter ended March 31, 2011
Banco Popular North America
				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America
Net interest income	$74,300	$514	$—	$74,814
Provision for loan losses	605	7,458	—	8,063
Non-interest income	17,374	43	—	17,417
Amortization of intangibles	680	—	—	680
Depreciation expense	1,991	—	—	1,991
Other operating expenses	55,955	2,272	—	58,227
Income tax expense	938	—	—	938

Net income (loss)	$31,505	$(9,173)	$—	$22,332

Segment assets	$9,645,089	$474,834	$(1,143,951)	$8,975,972

Geographic Information

	Quarter ended
(In thousands)	March 31, 2012	March 31, 2011
Revenues:[1]
Puerto Rico	$353,510	$396,249
United States	83,724	88,404
Other	24,256	23,074

Total consolidated revenues	$461,490	$507,727

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain on sale and valuation adjustments of investment securities, trading account profit, net gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income, fair value change in equity appreciation instrument and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Puerto Rico
Total assets	$26,980,854	$27,410,644	$28,582,499
Loans	18,482,906	18,594,751	18,723,166
Deposits	19,915,877	20,696,606	19,524,566
United States
Total assets	$8,829,183	$8,708,709	$9,098,562
Loans	5,707,884	5,845,359	6,483,596
Deposits	6,240,063	6,151,959	6,570,511
Other
Total assets	$1,239,184	$1,229,079	$1,148,732
Loans	871,268	874,282	769,255
Deposits [1]	1,041,796	1,093,562	1,101,597

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 31 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2012. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter ended March 31, 2012, other than information updated in the legal proceedings in Note 18 and the disclosures included below.

Approval of reverse stock split

On April 27, 2012, the stockholders of Popular, Inc. approved an amendment to the Corporation’s Restated Certificate of Incorporation to effect a reverse stock split of the Corporation’s common stock of 1-for-10, together with a corresponding reduction in the number of authorized shares of its common stock. The amendment will become effective upon the filing of a certificate of amendment to the Restated Certificate of Incorporation with the Puerto Rico Department of State or at such later date and time specified in that certificate of amendment (the “effective date”). The reverse split is expected to become effective at 11:59 p.m. Atlantic Standard Time on May 29, 2012. If effective on that date, Popular, Inc.’s common stock will begin trading on a split-adjusted basis when the market opens on May 30, 2012.

In connection with the reverse stock split, the Corporation will amend its Restated Certificate of Incorporation to reduce the number of shares of its authorized common stock. At the effective date, the number of authorized shares of common stock will be reduced from 1,700,000,000 to 170,000,000.

The reverse stock split will not affect the par value of a share of the Corporation’s common stock. At the effective date of the reverse stock split, the stated capital attributable to common stock on its statement of financial condition will be reduced by dividing the amount of the stated capital prior to the reverse stock split by 10 (including a retroactive adjustment of prior periods), and the additional paid-in capital will be credited with the amount by which the stated capital is reduced. Reported per share net income or loss (both basic and diluted) and dividends per common share, if declared in the future, will be higher because there will be fewer shares of common stock outstanding. Basic earnings per share data will be retroactively adjusted for changes for all prior periods presented.

Dividend received from Carib Holdings

In early May 2012, EVERTEC completed a $40 million add-on notes offering and a $170 million add-on term loan as part of an amendment to its existing credit facility and used the proceeds, together with cash on hand, to pay approximately $270 million cash distribution to its parent company Carib Holdings, which in turn paid a cash dividend of $131 million to the Corporation, in its capacity as a shareholder of Carib Holdings’ ultimate parent. As a result of the dividend, the Corporation’s investment in the entity, which as of March 31, 2012 amounted to $192 million (net of intra-entity eliminations), was reduced by the amount of the dividend. The Corporation’s participation interest on the entity continues to be 49%.

Note 32 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2012, December 31, 2011 and March 31, 2011, and the results of their operations and cash flows for periods ended March 31, 2012 and 2011.

PIBI is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Popular Insurance V.I., Inc. and Tarjetas y Transacciones en Red Tranred, C.A. Effective January 1, 2012, PNA, which was a wholly-owned subsidiary of PIBI prior to that date, became a direct wholly-owned subsidiary of PIHC after an internal reorganization.

Following the reorganization, PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc.; and Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA. As of March 31, 2012 and 2011, and December 31, 2011, PIBI has no outstanding registered debt securities that would also be guaranteed by PIHC.

A source of income for PIHC consists of dividends from BPPR. Currently, the prior approval of the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions in Puerto Rico is necessary for the payment of any dividends by BPPR to PIHC. Furthermore, under existing federal banking regulations, the prior approval of the Federal Reserve System is required for any dividend from BPPR or BPNA to the PIHC if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at March 31, 2012, BPPR could have declared a dividend of approximately $239 million (March 31, 2011—$70 million; December 31, 2011—$243 million); however, the prior approval continues to be necessary. BPNA could not have declared any dividends without the prior approval of the Federal Reserve Bank of New York.

Condensed Consolidating Statement of Financial Condition

	At March 31, 2012
				All other
	Popular Inc.	PIBI	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets
Cash and due from banks	$4,460	$936	$930	$473,020	$(6,540)	$472,806
Money market investments	18,298	16,100	14,526	1,285,964	(30,625)	1,304,263
Trading account securities, at fair value	—	—	—	404,293	—	404,293
Investment securities available-for-sale, at fair value	41,798	—	—	5,114,293	(17,475)	5,138,616
Investment securities held-to-maturity, at amortized cost	185,000	1,000	—	123,372	(185,000)	124,372
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	180,365	—	195,708
Investment in subsidiaries	4,081,525	944	1,633,640	—	(5,716,109)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	361,596	—	361,596

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	212,602	—	—	20,548,313	(182,920)	20,577,995
Loans covered under loss sharing agreements with the FDIC	—	—	—	4,221,788	—	4,221,788
Less - Unearned income	—	—	—	99,321	—	99,321
Allowance for loan losses	148	—	—	803,116	—	803,264

Total loans held-in-portfolio, net	212,454	—	—	23,867,664	(182,920)	23,897,198

FDIC loss share asset	—	—	—	1,880,357	—	1,880,357
Premises and equipment, net	2,563	—	118	530,864	—	533,545
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	193,768	—	193,768
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	110,559	—	110,559
Accrued income receivable	2,156	6	37	124,471	(102)	126,568
Mortgage servicing assets, at fair value	—	—	—	156,331	—	156,331
Other assets	232,648	71,068	12,954	1,163,764	(40,902)	1,439,532
Goodwill	—	—	—	647,912	(1)	647,911
Other intangible assets	554	—	—	61,244	—	61,798

Total assets	$4,792,306	$90,055	$1,666,697	$36,679,837	$(6,179,674)	$37,049,221

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$5,374,587	$(8,167)	$5,366,420
Interest bearing	—	—	—	21,899,143	(67,827)	21,831,316

Total deposits	—	—	—	27,273,730	(75,994)	27,197,736

Assets sold under agreements to repurchase	—	—	—	2,113,557	—	2,113,557
Other short-term borrowings	—	—	—	908,000	(156,800)	751,200
Notes payable	767,769	—	427,325	648,660	—	1,843,754
Subordinated notes	—	—	—	185,000	(185,000)	—
Other liabilities	57,466	4,707	44,784	1,114,857	(45,911)	1,175,903

Total liabilities	825,235	4,707	472,109	32,243,804	(463,705)	33,082,150

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,276	4,066	2	51,564	(55,632)	10,276
Surplus	4,108,183	2,929,370	4,153,208	5,870,137	(12,944,188)	4,116,710
Accumulated deficit	(156,721)	(2,819,171)	(3,015,889)	(1,467,930)	7,294,462	(165,249)
Treasury stock, at cost	(1,041)	—	—	—	—	(1,041)
Accumulated other comprehensive (loss)income, net of tax	(43,786)	(28,917)	57,267	(17,738)	(10,611)	(43,785)

Total stockholders’ equity	3,967,071	85,348	1,194,588	4,436,033	(5,715,969)	3,967,071

Total liabilities and stockholders’ equity	$4,792,306	$90,055	$1,666,697	$36,679,837	$(6,179,674)	$37,049,221

Condensed Consolidated Statement of Financial Condition (Unaudited)

	At March 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$1,836	$40,583	$675	$464,790	$(43,329)	$464,555
Money market investments	2	7,266	1,323	961,497	(8,523)	961,565
Trading account securities, at fair value	—	—	—	634,799	—	634,799
Investment securities available-for-sale, at fair value	37,363	3,898	—	5,663,205	(18,125)	5,686,341
Investment securities held-to-maturity, at amortized cost	209,734	1,000	—	116,372	(185,000)	142,106
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	159,587	—	174,930
Investment in subsidiaries	3,846,966	1,104,183	1,595,118	—	(6,546,267)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	569,678	—	569,678

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	330,208	—	—	20,746,496	(295,155)	20,781,549
Loans covered under loss sharing agreements with the FDIC	—	—	—	4,729,550	—	4,729,550
Less - Unearned income	—	—	—	104,760	—	104,760
Allowance for loan losses	60	—	—	736,445	—	736,505

Total loans held-in-portfolio, net	330,148	—	—	24,634,841	(295,155)	24,669,834

FDIC loss share asset	—	—	—	2,426,305	—	2,426,305
Premises and equipment, net	2,818	—	121	540,638	—	543,577
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	156,888	—	156,888
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	65,562	—	65,562
Accrued income receivable	2,347	14	31	145,365	(87)	147,670
Mortgage servicing assets, at fair value	—	—	—	167,416	—	167,416
Other assets	257,598	73,935	15,669	993,319	(25,782)	1,314,739
Goodwill	—	—	—	647,387	—	647,387
Other intangible assets	554	—	—	55,887	—	56,441

Total assets	$4,700,216	$1,230,880	$1,617,429	$38,403,536	$(7,122,268)	$38,829,793

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$4,981,103	$(68,094)	$4,913,009
Interest bearing	—	—	—	22,292,338	(8,673)	22,283,665

Total deposits	—	—	—	27,273,441	(76,767)	27,196,674

Assets sold under agreements to repurchase	—	—	—	2,642,800	—	2,642,800
Other short-term borrowings	—	—	42,400	514,902	(267,000)	290,302
Notes payable	741,684	—	427,189	2,625,782	—	3,794,655
Subordinated notes	—	—	—	185,000	(185,000)	—
Other liabilities	153,626	7,636	44,345	941,449	(46,600)	1,100,456

Total liabilities	895,310	7,636	513,934	34,183,374	(575,367)	35,024,887

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,236	4,066	2	51,564	(55,632)	10,236
Surplus	4,087,718	4,092,743	4,066,208	5,857,287	(14,007,711)	4,096,245
Accumulated deficit	(329,599)	(2,869,853)	(2,985,273)	(1,699,949)	7,546,548	(338,126)
Treasury stock, at cost	(607)	—	—	—	—	(607)
Accumulated other comprehensive (loss) income, net of tax	(13,002)	(3,712)	22,558	11,260	(30,106)	(13,002)

Total stockholders’ equity	3,804,906	1,223,244	1,103,495	4,220,162	(6,546,901)	3,804,906

Total liabilities and stockholders’ equity	$4,700,216	$1,230,880	$1,617,429	$38,403,536	$(7,122,268)	$38,829,793

Condensed Consolidating Statement of Financial Condition

	At December 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$6,365	$391	$932	$534,796	$(7,202)	$535,282
Money market investments	42,239	15,456	552	1,357,890	(39,963)	1,376,174
Trading account securities, at fair value	—	—	—	436,331	—	436,331
Investment securities available-for-sale, at fair value	35,700	3,370	—	4,988,390	(17,637)	5,009,823
Investment securities held-to-maturity, at amortized cost	185,000	1,000	—	124,383	(185,000)	125,383
Other investment securities, at lower of cost or realizable value	10,850	1	4,492	164,537	—	179,880
Investment in subsidiaries	3,987,287	1,147,617	1,627,313	—	(6,762,217)	—
Loans held-for-sale, at lower of cost or fair value	—	—	—	363,093	—	363,093

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	249,615	—	—	20,673,552	(219,975)	20,703,192
Loans covered under loss sharing agreements with the FDIC	—	—	—	4,348,703	—	4,348,703
Less - Unearned income	—	—	—	100,596	—	100,596
Allowance for loan losses	8	—	—	815,300	—	815,308

Total loans held-in-portfolio, net	249,607	—	—	24,106,359	(219,975)	24,135,991

FDIC loss share asset	—	—	—	1,915,128	—	1,915,128
Premises and equipment, net	2,533	—	118	535,835	—	538,486
Other real estate not covered under loss sharing agreements with the FDIC	—	—	—	172,497	—	172,497
Other real estate covered under loss sharing agreements with the FDIC	—	—	—	109,135	—	109,135
Accrued income receivable	1,512	15	113	123,858	(289)	125,209
Mortgage servicing assets, at fair value	—	—	—	151,323	—	151,323
Other assets	217,877	78,221	13,222	1,183,103	(30,030)	1,462,393
Goodwill	—	—	—	648,350	—	648,350
Other intangible assets	554	—	—	63,400	—	63,954

Total assets	$4,739,524	$1,246,071	$1,646,742	$36,978,408	$(7,262,313)	$37,348,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$—	$5,689,034	$(33,560)	$5,655,474
Interest bearing	—	—	—	22,302,798	(16,145)	22,286,653

Total deposits	—	—	—	27,991,832	(49,705)	27,942,127

Assets sold under agreements to repurchase	—	—	—	2,165,157	(24,060)	2,141,097
Other short-term borrowings	—	—	30,500	459,600	(193,900)	296,200
Notes payable	760,849	—	427,297	668,226	—	1,856,372
Subordinated notes	—	—	—	185,000	(185,000)	—
Other liabilities	59,922	4,901	42,269	1,133,815	(47,024)	1,193,883

Total liabilities	820,771	4,901	500,066	32,603,630	(499,689)	33,429,679

Stockholders’ equity:
Preferred stock	50,160	—	—	—	—	50,160
Common stock	10,263	4,066	2	51,564	(55,632)	10,263
Surplus	4,106,134	4,092,743	4,103,208	5,870,287	(14,057,711)	4,114,661
Accumulated deficit	(204,199)	(2,883,705)	(3,013,481)	(1,532,810)	7,421,469	(212,726)
Treasury stock, at cost	(1,057)	—	—	—	—	(1,057)
Accumulated other comprehensive (loss) income, net of tax	(42,548)	28,066	56,947	(14,263)	(70,750)	(42,548)

Total stockholders’ equity	3,918,753	1,241,170	1,146,676	4,374,778	(6,762,624)	3,918,753

Total liabilities and stockholders’ equity	$4,739,524	$1,246,071	$1,646,742	$36,978,408	$(7,262,313)	$37,348,432

Condensed Statement of Operations (Unaudited)

	Quarter ended March 31, 2012
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,691	$—	$—	$387,548	$(1,297)	$387,942
Money market investments	12	20	8	946	(38)	948
Investment securities	4,042	4	81	44,164	(3,221)	45,070
Trading account securities	—	—	—	5,891	—	5,891

Total interest income	5,745	24	89	438,549	(4,556)	439,851

Interest expense:
Deposits	—	—	—	51,760	(81)	51,679
Short-term borrowings	—	—	143	14,292	(852)	13,583
Long-term debt	23,527	—	8,077	8,367	(2,964)	37,007

Total interest expense	23,527	—	8,220	74,419	(3,897)	102,269

Net interest (expense) income	(17,782)	24	(8,131)	364,130	(659)	337,582
Provision for loan losses	140	—	—	100,583	—	100,723

Net interest (expense) income after provision for loan losses	(17,922)	24	(8,131)	263,547	(659)	236,859

Service charges on deposit accounts	—	—	—	46,589	—	46,589
Other service fees	—	—	—	68,962	(2,923)	66,039
Trading account loss	—	—	—	(2,143)	—	(2,143)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	15,471	—	15,471
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(3,875)	—	(3,875)
FDIC loss share expense	—	—	—	(15,255)	—	(15,255)
Other operating income (loss)	2,952	6,109	(169)	21,535	(13,345)	17,082

Total non-interest income (loss)	2,952	6,109	(169)	131,284	(16,268)	123,908

Operating expenses:
Personnel costs	7,904	150	—	113,437	—	121,491
Net occupancy expenses	861	8	1	22,468	824	24,162
Equipment expenses	880	—	—	10,461	—	11,341
Other taxes	713	—	—	12,725	—	13,438
Professional fees	1,991	40	3	64,089	(18,018)	48,105
Communications	133	—	—	6,998	—	7,131
Business promotion	411	—	—	12,439	—	12,850
FDIC deposit insurance	—	—	—	24,926	—	24,926
Loss on early extinguishment of debt	—	—	—	69	—	69
Other real estate owned (OREO) expenses	—	—	—	14,165	—	14,165
Other operating expenses	(12,280)	(4,399)	110	32,942	(477)	15,896
Amortization of intangibles	—	—	—	2,593	—	2,593

Total operating expenses	613	(4,201)	114	317,312	(17,671)	296,167

(Loss) income before income tax and equity in earnings (losses) of subsidiaries	(15,583)	10,334	(8,414)	77,519	744	64,600
Income tax expense (benefit)	672	(393)	—	15,714	199	16,192

(Loss) income before equity in earnings (losses) of subsidiaries	(16,255)	10,727	(8,414)	61,805	545	48,408
Equity in undistributed earnings (losses) of subsidiaries	64,663	(3,141)	6,006	—	(67,528)	—

Net income (loss)	$48,408	$7,586	$(2,408)	$61,805	$(66,983)	$48,408

Comprehensive income (loss), net of tax	$47,171	$(49,397)	$(2,088)	$58,330	$(6,845)	$47,171

Condensed Statement of Operations (Unaudited)

	Quarter ended March 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	3,020	16	—	422,726	(2,387)	423,375
Money market investments	—	16	1	969	(39)	947
Investment securities	4,130	7	81	51,379	(3,222)	52,375
Trading account securities	—	—	—	8,754	—	8,754

Total interest income	7,150	39	82	483,828	(5,648)	485,451

Interest expense:
Deposits	—	—	—	77,040	(161)	76,879
Short-term borrowings	22	—	314	15,556	(1,877)	14,015
Long-term debt	25,548	—	7,600	20,978	(2,928)	51,198

Total interest expense	25,570	—	7,914	113,574	(4,966)	142,092

Net interest (expense) income	(18,420)	39	(7,832)	370,254	(682)	343,359
Provision for loan losses	—	—	—	75,319	—	75,319

Net interest (expense) income after provision for loan losses	(18,420)	39	(7,832)	294,935	(682)	268,040

Service charges on deposit accounts	—	—	—	45,630	—	45,630
Other service fees	—	—	—	62,040	(3,388)	58,652
Trading account loss	—	—	—	(499)	—	(499)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	—	7,244	—	7,244
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	(9,848)	—	(9,848)
FDIC loss share income	—	—	—	16,035	—	16,035
Fair value change in equity appreciation instrument	—	—	—	7,745	—	7,745
Other operating income	18,185	19,944	1,696	12,875	(13,291)	39,409

Total non-interest income	18,185	19,944	1,696	141,222	(16,679)	164,368

Operating expenses:
Personnel costs	6,856	84	—	99,200	—	106,140
Net occupancy expenses	806	8	1	22,886	885	24,586
Equipment expenses	772	2	—	11,262	—	12,036
Other taxes	330	—	—	11,642	—	11,972
Professional fees	2,826	25	2	62,424	(18,589)	46,688
Communications	122	5	5	7,078	—	7,210
Business promotion	423	—	—	9,437	—	9,860
FDIC deposit insurance	—	—	—	17,673	—	17,673
Loss on early extinguishment of debt	8,000	—	—	239	—	8,239
Other real estate owned (OREO) expenses	—	—	—	2,211	—	2,211
Other operating expenses	(11,481)	8,468	110	29,583	(501)	26,179
Amortization of intangibles	—	—	—	2,255	—	2,255

Total operating expenses	8,654	8,592	118	275,890	(18,205)	275,049

(Loss) income before income tax and equity in earnings of subsidiaries	(8,889)	11,391	(6,254)	160,267	844	157,359
Income tax expense (benefit)	2,026	3,462	(264)	141,699	304	147,227

(Loss) income before equity in earnings of subsidiaries	(10,915)	7,929	(5,990)	18,568	540	10,132
Equity in undistributed earnings of subsidiaries	21,047	16,665	21,399	—	(59,111)	—

Net income	$10,132	$24,594	$15,409	$18,568	$(58,571)	$10,132

Comprehensive income, net of tax	$3,091	$31,344	$12,632	$(159)	$(43,817)	$3,091

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2012
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$48,408	$7,586	$(2,408)	$61,805	$(66,983)	$48,408

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(64,663)	3,141	(6,006)	—	67,528	—
Provision for loan losses	140	—	—	100,583	—	100,723
Amortization of intangibles	—	—	—	2,593	—	2,593
Depreciation and amortization of premises and equipment	161	—	1	11,594	—	11,756
Net accretion of discounts and amortization of premiums and deferred fees	6,920	—	28	(10,863)	(162)	(4,077)
Fair value adjustments on mortgage servicing rights	—	—	—	(784)	—	(784)
FDIC loss share income	—	—	—	15,255	—	15,255
FDIC deposit insurance expense	—	—	—	24,926	—	24,926
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	3,875	—	3,875
(Earnings) losses from investments under the equity method	(2,952)	(6,109)	170	(6,706)	13,345	(2,252)
Deferred income tax expense (benefit)	468	(871)	—	4,622	199	4,418
Loss (gain) on:
Disposition of premises and equipment	—	—	—	(6,284)	—	(6,284)
Early extinguishment of debt	—	—	—	69	—	69
Sale of loans, including valuation adjustments on loans held for sale	—	—	—	(15,471)	—	(15,471)
Acquisitions of loans held-for-sale	—	—	—	(76,118)	—	(76,118)
Proceeds from sale of loans held-for-sale	—	—	—	63,460	—	63,460
Net disbursements on loans held-for-sale	—	—	—	(223,500)	—	(223,500)
Net (increase) decrease in:
Trading securities	—	—	—	270,691	—	270,691
Accrued income receivable	(643)	9	73	(609)	(187)	(1,357)
Other assets	719	(2,664)	99	27,474	(2,672)	22,956
Net increase (decrease) in:
Interest payable	—	—	2,525	(4,828)	54	(2,249)
Pension and other postretirement benefits obligations	—	—	—	4,720	—	4,720
Other liabilities	(2,766)	203	(11)	(908)	1,061	(2,421)

Total adjustments	(62,616)	(6,291)	(3,121)	183,791	79,166	190,929

Net cash (used in) provided by operating activities	(14,208)	1,295	(5,529)	245,596	12,183	239,337

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,046	(750)	(13,973)	71,925	(9,337)	71,911
Purchases of investment securities:
Available-for-sale	—	—	—	(529,445)	—	(529,445)
Held-to-maturity	—	—	—	(250)	—	(250)
Other	—	—	—	(47,629)	—	(47,629)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	—	388,472	—	388,472
Held-to-maturity	—	—	—	1,539	—	1,539
Other	—	—	—	31,800	—	31,800
Net repayments on loans	37,014	—	—	191,114	(37,055)	191,073
Proceeds from sale of loans	—	—	—	21,304	—	21,304
Acquisition of loan portfolios	—	—	—	(140,005)	—	(140,005)
Payments received from FDIC under loss sharing agreements	—	—	—	20,896	—	20,896
Capital contribution to subsidiary	(50,000)	—	—	—	50,000	—
Mortgage servicing rights purchased	—	—	—	(474)	—	(474)
Acquisition of premises and equipment	(199)	—	—	(12,099)	—	(12,298)

Proceeds from sale of:
Premises and equipment	6	—	—	11,940	—	11,946
Foreclosed assets	—	—	—	25,923	—	25,923

Net cash provided by (used in) investing activities	10,867	(750)	(13,973)	35,011	3,608	34,763

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	—	(719,617)	(26,289)	(745,906)
Federal funds purchased and assets sold under agreements to repurchase	—	—	—	(51,601)	24,060	(27,541)
Other short-term borrowings	—	—	(30,500)	448,400	37,100	455,000
Payments of notes payable	—	—	—	(22,284)	—	(22,284)
Proceeds from issuance of notes payable	—	—	—	2,719	—	2,719
Proceeds from issuance of common stock	2,062	—	—	—	—	2,062
Dividends paid	(620)	—	—	—	—	(620)
Treasury stock acquired	(6)	—	—	—	—	(6)
Capital contribution from parent	—	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	1,436	—	19,500	(342,383)	(15,129)	(336,576)

Net (decrease) increase in cash and due from banks	(1,905)	545	(2)	(61,776)	662	(62,476)
Cash and due from banks at beginning of period	6,365	391	932	534,796	(7,202)	535,282

Cash and due from banks at end of period	$4,460	$936	$930	$473,020	$(6,540)	$472,806

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PIBI Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$10,132	$24,594	$15,409	$18,568	$(58,571)	$10,132

Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(21,047)	(16,665)	(21,399)	—	59,111	—
Provision for loan losses	—	—	—	75,319	—	75,319
Amortization of intangibles	—	—	—	2,255	—	2,255
Depreciation and amortization of premises and equipment	196	—	1	11,863	—	12,060
Net accretion of discounts and amortization of premiums and deferred fees	5,885	—	69	(94,119)	(162)	(88,327)
Impairment losses on net assets to be disposed of	—	8,564	—	—	—	8,564
Fair value adjustments on mortgage servicing rights	—	—	—	6,171	—	6,171
Fair value change in equity appreciation instrument	—	—	—	(7,745)	—	(7,745)
FDIC loss share income	—	—	—	(13,621)	—	(13,621)
FDIC deposit insurance expense	—	—	—	17,673	—	17,673
Adjustments (expense) to indemnity reserves on loans sold	—	—	—	9,848	—	9,848
Earnings from investments under the equity method	(11,881)	(6,540)	(1,695)	—	13,290	(6,826)
Deferred income tax expense	3,100	37	—	137,474	304	140,915
Loss (gain) on:
Disposition of premises and equipment	—	—	—	(1,412)	—	(1,412)
Sale of loans, including valuation adjustments on loans held for sale	—	—	—	(7,244)	—	(7,244)
Sale of equity method investments	(5,308)	(11,358)	—	—	—	(16,666)
Acquisitions of loans held-for-sale	—	—	—	(90,780)	—	(90,780)
Proceeds from sale of loans held-for-sale	—	—	—	45,448	—	45,448
Net disbursements on loans held-for-sale	—	—	—	(184,641)	—	(184,641)
Net (increase) decrease in:
Trading securities	—	—	—	206,222	—	206,222
Accrued income receivable	(838)	(15)	80	3,770	(9)	2,988
Other assets	(251)	397	1,131	4,922	(10,801)	(4,602)
Net increase (decrease) in:
Interest payable	(3,467)	—	2,003	(2,955)	9	(4,410)
Pension and other postretirement benefits obligations	—	—	—	(123,957)	—	(123,957)
Other liabilities	(15,200)	203	(2,338)	(23,946)	3,078	(38,203)

Total adjustments	(48,811)	(25,377)	(22,148)	(29,455)	64,820	(60,971)

Net cash used in operating activities	(38,679)	(783)	(6,739)	(10,887)	6,249	(50,839)

Cash flows from investing activities:
Net decrease (increase) in money market investments	—	246	(1,062)	17,734	812	17,730
Purchases of investment securities:
Available-for-sale	—	—	—	(752,479)	—	(752,479)
Held-to-maturity	(24,734)	—	—	(27,264)	—	(51,998)
Other	—	—	—	(38,305)	—	(38,305)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	—	278,274	—	278,274
Held-to-maturity	25,879	—	—	1,456	—	27,335
Other	—	—	—	27,050	—	27,050
Net repayments on loans	145,874	193	—	427,082	(145,527)	427,622
Proceeds from sale of loans	—	—	—	200,387	—	200,387
Acquisition of loan portfolios	—	—	—	(348,226)	—	(348,226)
Payments received from FDIC under loss

sharing agreements	—	—	—	583	—	583
Net proceeds from sale of equity method investments	(10,755)	41,823	—	—	—	31,068
Mortgage servicing rights purchased	—	—	—	(383)	—	(383)
Acquisition of premises and equipment	(185)	—	—	(18,414)	—	(18,599)
Proceeds from sale of:
Premises and equipment	—	—	—	7,763	—	7,763
Foreclosed assets	—	—	—	44,648	—	44,648

Net cash provided by (used in) investing activities	136,079	42,262	(1,062)	(180,094)	(144,715)	(147,530)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	—	480,386	(46,881)	433,505
Federal funds purchased and assets sold under agreements to repurchase	—	—	—	230,250	—	230,250
Other short-term borrowings	—	—	9,900	(229,020)	145,200	(73,920)
Payments of notes payable	(100,000)	—	(3,000)	(519,568)	—	(622,568)
Proceeds from issuance of notes payable	—	—	—	242,000	—	242,000
Proceeds from issuance of common stock	2,247	—	—	—	—	2,247
Dividends paid	(930)	—	—	—	—	(930)
Treasury stock acquired	(33)	—	—	—	—	(33)
Return of capital	1,514	(1,514)	—	—	—	—

Net cash (used in) provided by financing activities	(97,202)	(1,514)	6,900	204,048	98,319	210,551

Net increase (decrease) in cash and due from banks	198	39,965	(901)	13,067	(40,147)	12,182
Cash and due from banks at beginning of period	1,638	618	1,576	451,723	(3,182)	452,373

Cash and due from banks at end of period	$1,836	$40,583	$675	$464,790	$(43,329)	$464,555

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as mortgage banking, investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. As part of the rebranding of the BPNA franchise, some of its branches operate under a new name, Popular Community Bank. Note 30 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 49% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses.

OVERVIEW

The first quarter of 2012 represents the fifth consecutive profitable quarter for the Corporation. Net income amounted to $48.4 million for the quarter ended March 31, 2012, compared with $10.1 million for the same quarter in the previous year. Most credit metrics, such as the level of net charge-offs and non-performing loans in most portfolios, reflected encouraging trends during the first quarter of the current year. Revenue generation continued solid with continued strong production from the Corporation’s Puerto Rico mortgage business, stable fee income and continuing efforts to reduce deposit costs. The Corporation continues to generate capital internally through net earnings.

The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended March 31, 2012 compared to the results of operations for the same quarter in 2011. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.

Highlights for the first quarter of 2012, compared with first quarter of 2011

•	Net income per common share of $0.05 for the first quarter of 2012, compared with $0.01 for the same period in 2011;

•

Net interest margin on a taxable equivalent basis of 4.39% for the first quarter of 2012, compared with 4.17% for the first quarter of 2011. The Corporation continued reducing the cost of deposits, which has contributed to boost the net interest margin further, which coupled with a reduction in the cost of borrowings, has more than compensated the reduction in interest income on loans, primarily on covered loans. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs. The cost of interest bearing deposits in Puerto Rico, where the Corporation holds a considerable share of the market, fell to 87 basis points. That is a 48-basis-point drop from the year-ago quarter.

•

Provision for loan losses in the first quarter of 2012 increased by $25.4 million compared with the first quarter of 2011, principally due to an increase in the general reserve requirement for the BPPR residential mortgage loan portfolio, coupled with an increase in the specific reserve requirements for mortgage and consumer loan troubled debt restructurings. Also, influencing the unfavorable variance in the provision for loan losses was the fact that the provision for loan losses for the first quarter of 2011 included a positive impact (reduction to provision expense) of $13.8 million related to the non-conventional residential mortgage loans that were sold by BPNA in the first quarter of 2011. These increases were partially offset by a net benefit of $24.8 million related to revisions in the allowance for loan losses methodology of $40.5 million as described in the Critical Accounting Policies / Estimates section, net of $15.7 million related to environmental factor reserves for the BPPR commercial loan portfolio which although improving continues to warrant additional scrutiny.

During the first quarter of 2012, in order to better reflect current market conditions, the Corporation revised the estimation process for evaluating the adequacy of its allowance for loan losses for the Corporation’s commercial and construction loan portfolios primarily by (i) establishing a more granular stratification of the commercial and construction loan portfolios to enhance the homogeneity of the loan classes and (ii) increasing the look-back period for assessing the recent trends applicable to the determination of commercial and construction loan net charge-offs from 6 months to 12 months. These changes resulted in a reduction in the Corporation’s allowance for loan losses. Refer to the Critical Accounting Policies / Estimates for detailed information on the changes to the allowance for loan losses methodology, including financial impacts.

The allowance for loan losses to loans held-in-portfolio ratio corresponding to non-covered loans stood at 3.25% at March 31, 2012 compared with 3.35% at December 31, 2011. The general and specific reserves related to non-covered loans amounted to $589 million and $76 million, respectively, at March 31, 2012, compared with $631 million and $59 million, respectively, at December 31, 2011. Total non-covered loans net charge-offs for the first quarter of 2012 declined $31.3 million when compared with the same quarter in the previous year. Total non-covered, non-performing loans held-in-portfolio decreased $56 million from December 31, 2011 to March 31, 2012, while non-performing loans held-for-sale declined $30 million.

•

Non-interest income amounted to $123.9 million for the quarter ended March 31, 2012, compared with $164.4 million for the same quarter in the previous year. The decline was principally due to an unfavorable variance in FDIC loss share income of $31.3 million, in part due to negative amortization of the loss share asset due to improved cash flow expectations and lower discount accretion on ASC 310-20 loans and unfunded commitments, which had a short-term accretion period that mostly expired during 2011. The negative amortization of the loss share asset is the result of lower expected losses in the FDIC covered loan portfolio, relative to the Corporation’s original estimates at the time of acquisition. The negative amortization is offset by an increase in the accretable yield (interest income), which is amortized over the expected life of the loans, which is longer than the terms of the loss sharing agreements. Refer to Table 3B for a description and amounts of the items that compose the FDIC loss share income (expense) caption.

The unfavorable variance in non-interest income was also due to the fact that during the first quarter of 2011 the Corporation completed the sale of its equity investment in the processing business of Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) with a positive impact in earnings of $16.7 million, net of tax. Refer to the Non-Interest Income section of this MD&A for additional information on the main variances in non-interest income categories.

•

Total operating expenses increased $21.1 million, principally due to higher personnel costs by $15.4 million, other real estate owned expenses, including valuation adjustments, by $12.0 million and FDIC deposit insurance assessments by $7.3 million. Also, there was a higher provision for operational losses by $6.3 million, including a legal settlement on the U.S. operations that approximated $3.1 million. These unfavorable variances were partially offset by lower losses on the early extinguishment of debt by $8.2 million, lower losses on the impairment of net assets to be disposed of by $12.9 million and lower provision for unfunded credit commitments by $4.6 million. Full-time equivalent employees were 8,074 at March 31, 2012, compared with 8,329 at December 31, 2011 and 8,260 at March 31, 2011. The reduction in headcount was mostly associated with the voluntary retirement program effective on February 1, 2012.

Refer to the Operating Expenses section in this MD&A for additional explanations on the driving factors that influenced the variances in the different operating expense categories detailed above.

•

Lower income tax expense by $131.0 million since the results for the quarter ended March 31, 2011 included a $103.3 million reduction in the Corporation’s net deferred tax asset with a corresponding charge to income tax expense due to a reduction in the marginal corporate income tax rate. Refer to the Income Tax section in this MD&A for information on the changes to the Puerto Rico internal revenue code that triggered the change in the tax rate.

•

Total assets amounted to $37.0 billion at March 31, 2012, compared with $37.3 billion at December 31, 2011. Total loans held-in-portfolio declined $251 million, of which $124 million pertained to non-covered loans and $127 million to covered loans. Refer to Table 7 for a breakdown by loan portfolio category.

•

Refer to Table 11 in the Financial Condition section of this MD&A for the percentage allocation of the composition of the Corporation’s financing to total assets. The Corporation continues to have ample sources of liquidity. Refer to the Liquidity section of this MD&A for additional information on liquidity sources.

•

Deposits amounted to $27.2 billion at March 31, 2012, compared with $27.9 billion at December 31, 2011. The decrease in demand deposits from December 31, 2011 to March 31, 2012 of $244 million was principally related to lower balance of deposits in trust by $561 million, partially offset by an increase in commercial accounts. The deposits in trust outstanding as of December 31, 2011 were of a short-term nature and were mostly associated with certain Puerto Rico government bond issuances for which BPPR’s trust division serves as trustee. Time deposits, including brokered certificates of deposit, decreased $786 million. These decreases were partially offset by an increase in savings, NOW and money market deposits, both from the retail and commercial sectors.

•

The Corporation’s borrowings amounted to $4.7 billion at March 31, 2012, compared with $4.3 billion at December 31, 2011. The increase in borrowings was principally in short-term debt by approximately $455 million mostly associated with FHLB advances.

•

Stockholders’ equity amounted to $4.0 billion at March 31, 2012. Capital ratios, which are shown in Table 13, continued strengthening from December 31, 2011 to March 31, 2012, principally due to the reduction in assets, and changes in balance sheet composition including the increase in lower risk-assets such as mortgage loans and internal capital generation.

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2012 and 2011.

Table 1 - Financial highlights

Financial Condition Highlights	At March 31,			Average for the first quarter
(In thousands)	2012	2011	Variance	2012	2011	Variance
Money market investments	$1,304,263	$961,565	$342,698	$1,095,294	$1,123,805	$(28,511)
Investment and trading securities	5,862,989	6,638,176	(775,187)	5,666,127	6,345,664	(679,537)
Loans	25,062,058	25,976,017	(913,959)	24,938,842	25,945,614	(1,006,772)
Earning assets	32,229,310	33,575,758	(1,346,448)	31,700,262	33,415,083	(1,714,821)
Total assets	37,049,221	38,829,793	(1,780,572)	36,555,815	38,770,256	(2,214,441)
Deposits*	27,197,736	27,196,674	1,062	27,257,768	27,279,489	(21,721)
Borrowings	4,708,511	6,727,757	(2,019,246)	4,364,646	6,746,215	(2,381,569)
Stockholders’ equity	3,967,071	3,804,906	162,165	3,752,817	3,597,212	155,605

*	Average deposits exclude average derivatives.

Operating Highlights	First Quarter
(In thousands, except per share information)	2012	2011	Variance
Net interest income	$337,582	$343,359	$(5,777)
Provision for loan losses-non-covered loans	82,514	59,762	22,752
Provision for loan losses-covered loans	18,209	15,557	2,652
Net interest income	123,908	164,368	(40,460)
Operating expenses	296,167	275,049	21,118

Income (loss) before income tax	64,600	157,359	(92,759)
Income tax expense (benefit)	16,192	147,227	(131,035)

Net income (loss)	$48,408	$10,132	$38,276

Net income (loss) applicable to common stock	$47,477	$9,202	$38,275

Net income (loss) per common share-basic and diluted	$0.05	$0.01	$0.04

	First Quarter
Selected Statistical Information	2012	2011
Common Stock Data
Market price
High	$2.30	$3.53
Low	1.43	2.87
End	2.05	2.92
Book value per common share at period end	3.81	3.67
Profitability Ratios
Return on assets	0.53%	0.11%
Return on common equity	5.16	1.05
Net interest spread (taxable equivalent)	4.14	3.92
Net interest margin (taxable equivalent)	4.39	4.17
Capitalization Ratios
Average equity to average assets	10.27%	9.28%
Tier I capital to risk-weighted assets	16.51	15.23
Total capital to risk-weighted assets	17.79	16.50
Leverage ratio	11.10	10.15

General Business, Trends and Economy

In recent years, credit costs have been the most noticeable drivers of the Corporation’s financial results. Despite the unfavorable variance in the provision for loan losses described for the first quarter of 2012 compared with the same period in 2011, most credit trends during the first quarter of the current year were encouraging. During the first quarter of 2012, when compared with the fourth quarter of 2011, the Corporation experienced lower net charge-offs by $24.7 million, lower levels of non-performing loans held-in-portfolio by $47 million and lower commercial non-performing loan inflows by $40 million. The provision for loan losses for the quarter ended March 31, 2012 amounted to $100.7 million, a decrease of $79.1 million compared with the fourth quarter of 2011. The provision for loan losses for the non-covered portfolio for the first quarter of 2012 decreased by $41.4 million compared with the fourth quarter of 2011, of which $20.3 million was related to the BPPR reportable segment and $21.1 million to the BPNA reportable segment. In the BPPR reportable segment, the reduction in provision for loan losses was primarily driven by lower losses in the commercial and construction loan portfolios. In the BPNA reportable segment, the decrease in the provision for loan losses was driven by the combination of lower losses and the effect of the enhancement to the allowance for loan losses methodology. The drop in charge-offs in the commercial and construction loan portfolios was partially offset by increased mortgage loan charge-offs in the Puerto Rico operations. The remaining $38 million of the decrease in the provision for loan losses was due to the lower estimated losses in the covered loan portfolio.

Credit costs for the Corporation are declining, benefiting from an improvement in certain credit trends in both Puerto Rico and the U.S. mainland operations. Key highlights related to the Corporation’s loan portfolios include:

•

All of the Corporation’s loan portfolios in Puerto Rico showed improved credit quality during the first quarter of 2012. The first quarter marked the second consecutive quarter with decreasing net charge offs in the non-covered loan portfolio, which fell to $74 million, the lowest level since 2008. Non-performing loans in Puerto Rico also dropped for the second consecutive quarter, driven mostly by lower non-performing loans in the commercial and mortgage loan portfolios.

In the BPPR reportable segment, mortgage net charge-offs (excluding covered loans) increased by $7.0 million for the first quarter of 2012, compared with the last quarter in 2011. This increase was the main driver of a higher ratio of annualized net charge-offs to average non-covered mortgage loans held-in-portfolio at the BPPR reportable segment, which increased by 61 basis points, from 0.46% for the quarter ended December 31, 2011 to 1.07% for the quarter ended March 31, 2012. This increase was not caused by deterioration in the inherent credit quality of this portfolio, but was principally due to the implementation of a revised charge-off policy in Puerto Rico. During the first quarter of 2012, the Corporation revised its charge-off policy for the residential mortgage loan portfolio by including historical losses on recent other real estate owned (OREO) sales to determine the net realizable value and assess charge-offs once a loan becomes 180 days past due. Previously, this was only done once the loan was foreclosed.

•

The Corporation continues to enjoy the benefits of its de-risking strategies in the U.S. mainland operations. For the first quarter of 2012, non-performing loans at the BPNA reportable segment amounted to $338 million, an improvement of $28 million over the amounts at December 31, 2011. The first quarter of 2012 marked the 9th consecutive quarterly decrease in non-performing loans for the U.S. mainland business. Net charge-offs for the first quarter in the BPNA reportable segment amounted to $34 million, an improvement of $13 million compared with the fourth quarter of 2011. The first quarter of 2012 marked the fifth consecutive quarterly decrease in charge offs, reaching the lowest level since the first quarter in 2008 at the BPNA reportable segment.

The Corporation is reaping the benefits from the numerous actions that it has taken since 2009 to de-risk the balance sheet. In addition, to ensure the Corporation maximizes the value of the FDIC covered loan portfolio, as well as the Corporation’s special (delinquent) loan portfolios, management created a new division specifically dedicated to commercial loan administration. The new Commercial Credit Administration Group includes the Special Loans Division, the Commercial Credit Operations Division and the Loss-Sharing Agreement Administration Group. With this reorganization, the Corporation strives to streamline decision-making in those three critical areas, reinforce credit administration and allow the lending side of the Corporation’s Commercial Group to concentrate on generating business.

Critical to the Corporation’s business is the state of the economy in Puerto Rico, and it is management’s perception that it is gradually improving. There have been year-over-year increases in the number of non-farm jobs in Puerto Rico for the first time in several years, and cement sales, which are a proxy for real investment and infrastructure spending, are rising. Auto sales and hotel occupancy are also trending positively.

Management’s view is that the contraction in Puerto Rico’s economy seems to be over and that it is transitioning from recession to stability. While this is a positive development, Popular’s management does not expect significant economic growth in the near future. Puerto Rico still has some headwinds to deal with including a relatively high level of public-sector debt and energy needs which are highly dependent on oil. Nonetheless, the macro-economic environment appears better so far in 2012 than a year ago.

In general, the Corporation continued making progress on various fronts during the first quarter of 2012, including that (i) the credit metrics of its loan portfolio continued improving, (ii) revenue generation was once again strong, and (iii) its capital base continues to rise. The Corporation’s plan for 2012 includes (i) continue working on improving the risk profile of its loan portfolio, (ii) acquire moderate-risk assets with good returns, (iii) continue its efficiency initiatives, and (iv) further improve the U.S. community banking business.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2011 Annual Report, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2011 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). Also, refer to Note 2 to the consolidated financial statements included in the 2011 Annual Report for a summary of the Corporation’s significant accounting policies.

Allowance for Loan Losses

One of the most critical and complex accounting estimates is associated with the determination of the allowance for loan losses. The provision for loan losses charged to current operations is based on this determination. The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The base net loss rates are based on the moving average of annualized net charge-offs computed over a 3-year historical loss window for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios.

•

Net charge-off trend factors are applied to adjust the base loss rates based on recent loss trends. The Corporation applies a trend factor when base losses are below recent loss trends. Currently, the trend factor is based on the last 12 months of losses for the commercial, construction and legacy loan portfolios and 6 months of losses for the consumer and mortgage loan portfolios. The trend factor accounts for inherent imprecision and the “lagging perspective” in base loss rates. The trend factor replaces the base-loss period when it is higher than base loss up to a determined cap.

•

Environmental factors, which include credit and macroeconomic indicators such as employment, price index and construction permits, were adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Correlation and regression analyses are used to select and weight these indicators.

During the first quarter of 2012, in order to better reflect current market conditions, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the Corporation’s commercial and construction loan portfolios. The change in the methodology, which is described in the paragraphs below, was implemented as of March 31, 2012 and resulted in a reduction to the allowance for loan losses of $40.5 million. As part of the analyses performed with the revisions in the allowance for loan losses methodology, the Corporation recorded an increase of $15.7 million related to environmental factor reserves for BPPR’s commercial loan portfolio which although improving continues to warrant additional scrutiny. The net impact of the revisions in the allowance methodology and the aforementioned increase due to environmental factors was $24.8 million for the quarter.

Management made the following principal changes to the methodology during the first quarter of 2012:

•

Established a more granular stratification of the commercial loan portfolios to enhance the homogeneity of the loan classes. Previously, the Corporation used loan groupings for commercial loan portfolios based on business lines and collateral types (secured / unsecured loans). As part of the loan segregation, management evaluated the risk profiles of the loan portfolio, recent and historical credit and loss trends, current and expected portfolio behavior and the economic factors affecting the economy. The revised groupings consider product types (construction, commercial multifamily, commercial & industrial, non-owner occupied commercial real estate (“CRE”) and owner occupied CRE) and business lines for each of the Corporation’s reportable segments, BPPR and BPNA. In addition, the Corporation established a legacy portfolio at the BPNA reportable segment, comprised of commercial loans, construction loans and commercial lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years.

The refinement in the loan groupings resulted in a decrease to the allowance for loan losses of $7.9 million at March 31, 2012, which consisted of a $9.7 million reduction related to the BPNA reportable segment, partially offset by an increase of $1.8 million related to the BPPR reportable segment.

•

Increased the historical look-back period for determining the loss trend factor. The Corporation increased the look-back period for assessing recent trends applicable to the determination of commercial and construction loan net charge-offs from 6 months to 12 months.

Previously, the Corporation used a trend factor based on 6 months of net charge-offs as it aligned the estimation of inherent losses for the Corporation’s commercial and construction loan portfolios with deteriorating trends.

Given the current overall commercial and construction credit quality improvements noted on recent periods in terms of loss trends, non-performing loan balances and non-performing loan inflows, management concluded that a 12-month look-back period for the trend factor aligns the Corporation’s allowance for loan losses methodology to current credit quality trends.

The increase in the historical look-back period for determining the loss trend factor resulted in a decrease to the allowance for loan losses of $28.1 million at March 31, 2012, of which $24.0 million related to the BPPR reportable segment and $4.1 million to the BPNA reportable segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for a reduction to the allowance for loan losses of $4.5 million at March 31, 2012, of which $3.9 million related to the BPNA reportable segment and $0.6 million to the BPPR reportable segment. This reduction related to loan portfolios with minimal or zero loss history.

There were no changes in the methodology for environmental factor reserves. There were no changes to the allowance for loan losses methodology for the Corporation’s consumer and mortgage loan portfolios during the first quarter of 2012.

Refer to Note 2 “Summary of Significant Accounting Policies” and the Critical Accounting Policies / Estimates section of the MD&A included in the Corporation’s 2011 Annual Report for additional information on the Corporation’s credit accounting policies, including interest recognition, troubled debt restructuring, accounting for impaired loans and other information with respect to the determination of specific reserves for loans individually evaluated for impairment.

STATEMENT OF OPERATIONS ANALYSIS

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended March 31, 2012 as compared with the same period in 2011, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. During the third quarter of 2010, BPPR’s tax position changed and, as a result, the benefit that would have been obtained from exempt investments was not applicable. However, BPPR’s tax position inverted during the second quarter of 2011, and is currently deriving a tax benefit from exempt investments. This explains the increase in the taxable equivalent adjustment shown in Table 2.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and lease categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter ended March 31, 2012 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-20 and ASC 310-30, of $5.1 million, related to those items, compared with a favorable impact of $5.0 million for the same period in 2011. The interest income for covered loans for the quarter ended March 31, 2011 was favorably impacted by the discount accretion on covered loans accounted for under ASC 310-20 (revolving lines of credit), which amounted to $24.4 million for that period. This discount had been fully accreted as of the end of the third quarter of 2011.

The increase in the net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2012, compared with the same period in 2011, was mostly related to a decrease in deposit costs as the Corporation continues its effort to reduce the average cost of this funding base. Increases in the average balances of NOW, money market, savings and demand deposits have assisted in controlling the reduction within the time deposits category, and in lowering the average cost of the deposit portfolio. Also contributing to the increase in net interest margin was a higher yield for the construction loan portfolio as a result of loan collections in the U.S. mainland operations that had been previously placed in non-accrual status.

The above positive variances were in part offset by a decrease in the yield on earning assets. The yield for the covered loan portfolio had a reduction of approximately 161 basis points, related mostly to the accretion of the discount on covered loans accounted for under ASC 310-20 that was non-existent in 2012 and which, as previously indicated, amounted to $24.4 million for the first quarter of 2011. This negative variance in the yield on covered loans was partially mitigated by the positive effects of the loss reassessment process for loans accounted for under ASC310-30. The accretable amount for the loans accounted for under ASC 310-30 has increased by $633 million because of the improvement in expected cash flows on the loan pools. This benefit is being recorded through interest income on an effective yield basis throughout the life of the different loan pools. In addition, the mortgage loan yield was negatively impacted by originations in a lower rate environment and interest reversals for delinquent loans. Furthermore, the yield for the consumer loan portfolio was mainly impacted by a reduction in the yield for credit cards as a result of lower balances subject to the penalty rate and reductions in client rates due to improved credit conditions and restrictions on fees as required by regulations.

The average loan balance for the quarter ended March 31, 2012 experienced a substantial reduction when compared with the quarter ended March 31, 2011. Throughout 2011, the commercial and construction loan portfolios were impacted by reduced origination activity, charge-offs and sales of non-performing loans. Additionally, the normal amortization of the covered loan portfolio contributed to the reduction in the Corporation’s average loan balances. In contrast, the increase experienced by the mortgage loan category reflects primarily the effect of loan purchases made throughout 2011 within the Puerto Rico portfolio, principally from bulk purchases of performing mortgage loans and loans purchased under credit recourse agreements. Investment securities decreased in average balance as a result of maturities and prepayments of mortgage related investment securities, which funds were not reinvested due to deleveraging strategies. The borrowings category reflects the reduction of $2.3 billion in the average balance of the note issued to the FDIC. This note was repaid during 2011. The other sources of funds category in Table 2 reflects the reduction in the indemnification asset, in part as a result of collections made during the year for claims filed with the FDIC.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended March 31,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2012	2011	Variance	2012	2011	Variance		2012	2011	Variance	Rate	Volume

($ in millions)							(In thousands)

$1,095	$1,124	$(29)	0.35%	0.34%	0.01%	Money market investments	$948	$947	$1	$(40)	$41
5,215	5,663	(448)	3.75	3.71	0.04	Investment securities	48,940	52,457	(3,517)	1,342	(4,859)
451	682	(231)	6.01	5.67	0.34	Trading securities	6,730	9,540	(2,810)	610	(3,420)
6,761	7,469	(708)	3.35	3.38	(0.03)	Total money market, investment and trading securities	56,618	62,944	(6,326)	1,912	(8,238)
						Loans:
10,444	11,255	(811)	4.96	5.02	(0.06)	Commercial	128,866	139,179	(10,313)	(315)	(9,998)
523	863	(340)	5.03	1.56	3.47	Construction	6,535	3,311	3,224	4,968	(1,744)
555	592	(37)	8.67	9.01	(0.34)	Leasing	12,021	13,318	(1,297)	(491)	(806)
5,464	4,753	711	5.72	6.09	(0.37)	Mortgage	78,146	72,316	5,830	(4,526)	10,356
3,661	3,668	(7)	10.17	10.36	(0.19)	Consumer	92,591	93,706	(1,115)	(2,336)	1,221
20,647	21,131	(484)	6.19	6.15	0.04	Sub-total loans	318,159	321,830	(3,671)	(2,700)	(971)
4,292	4,815	(523)	7.00	8.61	(1.61)	Covered loans	74,764	102,548	(27,784)	(17,134)	(10,650)
24,939	25,946	(1,007)	6.33	6.61	(0.28)	Total loans	392,923	424,378	(31,455)	(19,834)	(11,621)
$31,700	$33,415	$(1,715)	5.69%	5.89%	(0.20)%	Total earning assets	$449,541	$487,322	$(37,781)	$(17,922)	$(19,859)
$5,246	$4,977	$269	0.47%	0.73%	(0.26)%	Interest bearing deposits: NOW and money market*	$6,071	$8,915	$(2,844)	$(3,239)	$395
6,507	6,242	265	0.39	0.82	(0.43)	Savings	6,265	12,557	(6,292)	(6,879)	587
10,291	11,135	(844)	1.54	2.02	(0.48)	Time deposits	39,343	55,407	(16,064)	(11,639)	(4,425)

22,044	22,354	(310)	0.94	1.39	(0.45)	Total deposits	51,679	76,879	(25,200)	(21,757)	(3,443)

2,511	2,743	(232)	2.18	2.07	0.11	Short-term borrowings	13,583	14,015	(432)	2,430	(2,862)
—	2,293	(2,293)	—	2.34	(2.34)	FDIC note	—	13,395	(13,395)	—	(13,395)
473	447	26	15.91	15.88	0.03	TARP funds**	18,796	17,752	1,044	30	1,014
						Other medium and
1,381	1,263	118	5.28	6.37	(1.09)	long-term debt	18,211	20,051	(1,840)	(648)	(1,192)
						Total interest bearing
26,409	29,100	(2,691)	1.55	1.97	(0.42)	liabilities	102,269	142,092	(39,823)	(19,945)	(19,878)
5,213	4,926	287				Non-interest bearing demand deposits
78	(611)	689				Other sources of funds
$31,700	$33,415	$(1,715)	1.30%	1.72%	(0.42)%	Total source of funds	102,269	142,092	(39,823)	(19,945)	(19,878)
			4.39%	4.17%	0.22%	Net interest margin
						Net interest income on a taxable equivalent basis	347,272	345,230	2,042	$2,023	$19
			4.14%	3.92%	0.22%	Net interest spread
						Taxable equivalent adjustment	9,690	1,871	7,819
						Net interest income	$337,582	$343,359	$(5,777)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
**	Junior subordinated deferrable interest debentures held by the U.S. Treasury

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $100.7 million for the quarter ended March 31, 2012 compared with $75.3 million for the same period in 2011. Refer to the Overview section of this MD&A for an explanation of the principal factors causing the increase in the provision for loan losses for the quarter as well as the Credit Risk Management and Loan Quality Section of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 3.A for a breakdown on non-interest income by major categories for the quarters ended March 31, 2012 and 2011.

Table 3.A - Non-interest income

	Quarter ended March 31,
(In thousands)	2012	2011	Variance
Service charges on deposit accounts	$46,589	$45,630	$959

Other service fees:
Mortgage servicing fees, net of fair value adjustments	12,931	6,260	6,671
Insurance fees	12,390	11,926	464
Credit card fees and discounts	11,892	10,576	1,316
Debit card fees	9,832	12,925	(3,093)
Sale and administration of investment products	8,889	7,130	1,759
Trust fees	4,081	3,495	586
Processing fees	1,774	1,697	77
Other fees	4,250	4,643	(393)

Total other service fees	66,039	58,652	7,387

Trading account loss	(2,143)	(499)	(1,644)
Net gain on sale of loans, including valuation adjustment on loans held-for-sale	15,471	7,244	8,227
Adjustment (expense) to indemnity reserves on loans sold	(3,875)	(9,848)	5,973
FDIC loss share (expense) income	(15,255)	16,035	(31,290)
Fair value change in equity appreciation instrument	—	7,745	(7,745)
Other operating income	17,082	39,409	(22,327)

Total non-interest income	$123,908	$164,368	$(40,460)

Non-interest income for the quarter ended March 31, 2012, compared with the same quarter in the previous year was mainly impacted by the following positive variances:

•

$8.2 million favorable variance in gain on sale of loans, including valuation adjustments on loans held-for-sale, mostly due to higher gains from the Corporation’s mortgage banking business in Puerto Rico, principally related to residential mortgage loans securitized;

•

$7.4 million favorable variance in other service fees, mostly due to an increase in the fair value of the Corporation’s mortgage servicing rights, higher fees from the sale and administration of investment products principally related to commissions from the retail business at Popular Securities and higher credit card fees and discounts due to higher interchange fees from increased volume of retail purchases. These favorable variances were partially offset by lower debit card fees mainly due to lower point-on-sale interchange income resulting from the effect of the Durbin Consumer Protection Act of 2010 implemented in October 2011, offset in part by higher transaction volume.

•

$6.0 million favorable variance resulting from lower adjustments recorded to indemnity reserves on loans sold by $5.2 million in the BPPR reportable segment and $0.8 million in the BPNA reportable segment and the discontinued operations of Popular Financial Holdings (“PFH”), the latter which is part of the Corporate group. The reduction in the BPPR reportable segment was principally due to improvements in credit quality trends of mortgage loans serviced subject to credit recourse and in the probability of default, foreclosure rate and constant prepayment rate assumptions, as well as a declining portfolio given that the Corporation is no longer selling loans subject to credit recourse.

These favorable variances in non-interest income for the quarter ended March 31, 2012, compared with the same quarter of the previous year, were partially offset by the following unfavorable variances:

•	$31.3 million unfavorable variance in FDIC loss share (expense) income. Table 3.B provides a breakdown of the nature of the items that triggered the variance;

Table 3.B - Financial information - Westernbank FDIC-assisted transaction

	Quarters ended March 31,
(In thousands)	2012	2011	Variance
Interest income:
Interest income on covered loans, except for discount accretion on ASC 310-20 covered loans	$74,764	$78,100	$(3,336)
Discount accretion on ASC 310-20 covered loans	—	24,448	(24,448)

Total interest income on covered loans	74,764	102,548	(27,784)

FDIC loss share income (expense):
(Amortization) accretion of loss share indemnification asset, net	(29,375)	25,796	(55,171)
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(248)	(21,465)	21,217
80% mirror accounting on provision for loan losses for reductions in expected cash flows that are reimbursable by the FDIC [1]	13,422	12,445	977
Other	946	(741)	1,687

Total FDIC loss share income (expense)	(15,255)	16,035	(31,290)

Fair value change in equity appreciation instrument	—	7,745	(7,745)
Amortization of contingent liability on unfunded commitments (included in other operating income)	310	2,384	(2,074)

Total revenues	59,819	128,712	(68,893)

Provision for loan losses	18,209	15,557	2,652

Total revenues less provision for loan losses	$41,610	$113,155	$(71,545)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended March 31,
(In millions)	2012	2011	Variance
Covered loans	$4,292	$4,815	$(523)
FDIC loss share asset	1,903	2,410	(507)
Note issued to the FDIC	—	2,293	(2,293)

•

$22.3 million unfavorable variance in other operating income due to a $20.6 million gain on the sale of the equity interest in CONTADO in March 2011 and lower income from investments accounted for under the equity method by approximately $4.6 million. The latter was the net effect of higher losses by $9.7 million (including the impact of intra-entity eliminations) from the 49% retained ownership interest in EVERTEC, partially offset by $6.7 million income in the first quarter of 2012 from the equity investment in PRLP 2011 Holdings, LLC, which holds the commercial and construction loans sold by BPPR during 2011, of which BPPR holds a 24.9% equity participation. Table 3.C provides the composition of the income (loss) from the Corporation’s 49% equity interest in EVERTEC.

Table 3.C - Income (loss) from retained ownership interest in EVERTEC

	Quarter ended March 31,
(In thousands)	2012	2011
Share of income from the equity investment in EVERTEC	$1,730	$11,792
Intra-company eliminations considered in other operating income	(13,345)	(13,713)

Share of income (loss) from the equity investment in EVERTEC, net of eliminations	$(11,615)	$(1,921)

EVERTEC’s results for the first quarter of 2011 included a $13.8 million positive impact related to the reversal of EVERTEC’s deferred tax liability upon application of the Puerto Rico income tax reform. The eliminations in Table 3.C mostly represents the costs that the Corporation records in the professional fees category within operating expenses and that EVERTEC has recognized as part of its net income and must be eliminated as it represents a transaction with an affiliate. Refer to Note 20 to the consolidated financial statements for additional information on the transactions with EVERTEC.

The variance in other operating income includes a $4.6 million gain on the sale of a real estate property owned and previously used by BPPR during the first quarter of 2012.

•

$7.7 million unfavorable variance on the fair value of the equity appreciation instrument issued to the FDIC as part of the Westernbank FDIC-assisted transaction as the results for the first quarter of 2011 included a positive impact of valuing the instrument and which expired on May 7, 2011.

Operating Expenses

Table 4 provides a breakdown of operating expenses by major categories.

Table 4 - Operating expenses

	Quarters ended March 31,
(In thousands)	2012	2011	Variance
Personnel costs:
Salaries	$76,899	$73,791	$3,108
Commissions, incentives and other bonuses	12,726	9,924	2,802
Pension, postretirement and medical insurance	18,425	11,985	6,440
Other personnel costs, including payroll taxes	13,441	10,440	3,001

Total personnel costs	121,491	106,140	15,351

Net occupancy expenses	24,162	24,586	(424)
Equipment expenses	11,341	12,036	(695)
Other taxes	13,438	11,972	1,466
Professional fees:
Collections, appraisals and other credit related fees	8,238	6,765	1,473
Programming, processing and other technology services	24,561	24,198	363
Other professional fees	15,306	15,725	(419)

Total professional fees	48,105	46,688	1,417

Communications	7,131	7,210	(79)
Business promotion	12,850	9,860	2,990
FDIC deposit insurance	24,926	17,673	7,253
Loss on early extinguishment of debt	69	8,239	(8,170)
Other real estate owned (OREO) expenses	14,165	2,211	11,954
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,681	3,944	737
Transportation and travel	1,471	1,520	(49)
Printing and supplies	1,034	1,223	(189)
All other	8,710	19,492	(10,782)

Total other operating expenses	15,896	26,179	(10,283)

Amortization of intangibles	2,593	2,255	338

Total operating expenses	$296,167	$275,049	$21,118

Operating expenses for the quarter ended March 31, 2012 increased by $21.1 million, or 8%, compared with the quarter ended March 31, 2011. This increase in operating expenses was impacted by the following main factors:

•	As shown in Table 4, personnel costs increased by $15.4 million, and consisted of the following principal variances:

o	higher pension, postretirement and medical insurance expenses by $6.4 million, which included an increase in the net periodic pension cost of $3.4 million, when compared with the quarter ended March 31, 2011, mainly due to the impact of a higher amortization of net losses for the period driven by a decrease in the assumed discount rate of the pension benefit obligation and lower expected return on plan assets. Refer to Note 26 to the consolidated financial statements for a breakdown of the net periodic pension cost. Medical insurance costs increased by $3.0 million resulting from higher claims activity and revised premiums.

o	salaries expense increased by $3.1 million. As indicated in the Overview section of this MD&A, there was a reduction in FTEs from March 31, 2011 to the same date in 2012 of 186 FTEs mainly driven by retired employees, but which retirement was not effective until February 1, 2012. The increase in the salaries caption in Table 4 was influenced by new hires during 2011, vacation and other compensation accruals and the additional day in the quarter of 2012 due to the leap year.

o	higher other personnel costs, including payroll taxes, by $3.0 million, primarily due to $1.4 million in severance accruals related to an employee exit program that was executed as part of the Corporation’s efficiency efforts and payroll taxes such as unemployment, social security and workers compensation.

o	Higher incentives, commission and other bonuses by $2.8 million, mainly due to higher sales incentives and retail commissions and other performance incentives.

•

OREO expenses increased by $12.0 million during the first quarter of 2012 as compared to the same period of 2011 mainly as a result of higher write-downs in residential mortgage properties due to downward adjustments to the collateral values of residential properties in the BPPR reportable segment;

•

higher FDIC deposit insurance assessments by $7.3 million for the quarter ended March 31, 2012 mainly due to the change in the assessment computation for BPPR which was effective in the second quarter of 2011;

•	an increase of $3.0 million in business promotion expense, mainly costs from the AAdvantange credit card reward points program and advertising expenses;

•	professional fees increased by $1.4 million mainly related to legal services provided in connection with loan collection efforts and other legal expenses related to litigations; and

•	higher other taxes by $1.5 million, principally in municipal and other operating taxes.

These unfavorable variances for the quarter ended March 31, 2012, when compared with the same period of the previous year, were partially offset by the following positive factors:

•

the category of all other operating expenses in Table 4 decreased by $10.8 million. Main variances in this category included a positive variance of $12.9 million on impairment losses on assets to be disposed of mainly due to impairment losses recognized during 2011 related to the write-down of the Corporation’s Venezuela operations. Also, there was a positive variance of $4.6 million in the provision for unfunded credit commitments resulting from a combination of a lower loss rate and lower expected disbursements. These positive variances in the other operating expense category were partially offset by higher provision for operational losses by $6.3 million, which included a legal settlement in the Corporation’s U.S. mainland operations of $3.1 million.

•

lower loss on early extinguishment of debt by $8.2 million since the results for the quarter ended March 31, 2011 included $8.0 million in prepayment penalties on the repayment of $100 million in medium-term notes.

Income Taxes

Income tax expense amounted to $16.2 million for the quarter ended March 31, 2012, compared with $147.2 million for the same quarter of 2011. In January 2011, the Governor of Puerto Rico signed Act Number 1 (Internal Revenue Code for a New Puerto Rico) which among the most significant changes applicable to corporations was the reduction in the marginal tax rate. Consequently, as a result of this reduction in rate in Puerto Rico, the Corporation recognized during the first quarter of 2011 an income tax expense of $103.3 million and a corresponding reduction in the net deferred tax asset. Also, the decrease in income tax expense was due to lower income before tax on the Puerto Rico operations and an increase in exempt interest income net of disallowance of expenses attributed to such exempt income.

The components of income tax for the quarters ended March 31, 2012 and 2011 are included in Table 5.

Table 5—Components of Income Tax Expense (Benefit)

	Quarters ended
	March 31, 2012		March 31, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$19,380	30%	$47,207	30%
Net benefit of net tax exempt interest income	(7,014)	(11)	(2,407)	(2)
Effect of income subject to preferential tax rate	(971)	(2)	(232)	—
Deferred tax asset valuation allowance	1,167	2	(5,305)	(3)
Non-deductible expenses	5,639	9	5,326	3
Difference in tax rates due to multiple jurisdictions	(3,207)	(5)	(2,464)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	66
State taxes and others	1,198	2	1,815	1

Income tax expense	$16,192	25%	$147,227	93%

Refer to Note 28 to the consolidated financial statements for additional information on income taxes, including a breakdown of deferred tax assets.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 30 to the consolidated financial statements. The Corporate group reported a net loss of $28.3 million for the quarter ended March 31, 2012, compared with net loss of $16.3 million for the same quarter of the previous year. The unfavorable variance in the Corporate group was the net effect of (i) gain recognized in the first quarter of 2011 from the sale of CONTADO; and (ii) higher loss, net of intra-entity eliminations, from the equity interest in EVERTEC, partially offset by (iii) loss on the early extinguishment of debt incurred in 2011 and (iv) lower impairment losses on assets to be disposed of, particularly related to the investment in TRANRED (Venezuela).

Highlights on the earnings results for the reportable segments are discussed below.

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $66.9 million for the quarter ended March 31, 2012, compared with $3.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $5.3 million, or 2%, mostly due to a reduction in income from the covered loan portfolio by $27.8 million. Loan income from covered loans for the first quarter of 2011 included $24.4 million of discount accretion on revolving lines of credit accounted for pursuant to ASC 310-20. As indicated in the Net Interest Income section, the discount associated to those lines of credit was fully accreted during 2011. Also, a reduction of approximately $1.2 billion in the average volume of investment and trading securities resulted in a reduction in income due to volume of $12.2 million. The unfavorable impact resulting from these reductions was partially offset by a $19.0 million reduction in deposit costs and $14.0 million in the cost of borrowings. The latter was mainly associated with the note issued to the FDIC, which was outstanding during 2011. The net interest margin was 4.90% for the quarter ended March 31, 2012, compared with 4.78% for the same period in 2011;

•

higher provision for loan losses by $18.6 million, or 28%, mainly due to higher provisioning requirements for the consumer and mortgage loans modified under loss mitigation programs that are considered troubled debt restructurings, and are required to be analyzed for specific reserves under ASC Section 310-10-35, and higher general reserve requirements for mortgage loans given the increase in the loss rate and greater volume of delinquent loans. In addition, during first quarter of 2011, there was a reduction of $24 million in the general component of the allowance for loan losses, including covered loans, compared with December 31, 2010 due to lower loss trend from the commercial, construction and consumer loan portfolios. These variances were partially offset by lower net charge-offs by $11.9 million, mainly from the construction and consumer loan portfolios, as well as the net reduction of $7.1 million related to the enhancements to the allowance for loan losses methodology for the commercial and construction loan portfolios net of an increase in the environmental factor reserves described in the Critical Accounting Policies / Estimates section, during the quarter ended March 31, 2012. Refer to Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations.

•

lower non-interest income by $8.0 million, or 7%, mainly due to FDIC loss share expense of $15.3 million recognized in the first quarter of 2012, compared with FDIC loss share income of $16.0 million for the same quarter previous year. Refer to Table 3.B for components of that latter variance. Also, there was the unfavorable variance of $7.7 million related to the FDIC equity appreciation instrument. These unfavorable variances were partially offset by higher gain on sale of loans by $8.2 million, lower adjustments by $5.2 million to increase the indemnity reserves on loans serviced, and higher other service fees by $8.4 million, mainly from favorable adjustments to the value of mortgage servicing rights, higher fees from the sale of investment banking products and higher credit card fees, partially offset by lower debit card fees. The results for the quarter ended March 31, 2012 also included the $6.7 million income from the equity investment in PRLP 2011 Holdings, LLC and a $4.6 million gain on the sale of a real estate property by BPPR.

•

higher operating expenses by $33.6 million, or 17%, mainly due to an increase in FDIC deposit insurance by $10.3 million, increase in other real estate owned costs by $10.2 million, principally due to downward adjustments to collateral values of residential mortgage properties, and higher personnel cost by $10.9 million; and

•

lower income tax expense by $128.8 million, mainly due to the $103.3 million reduction in the net deferred tax asset with a corresponding charge to income tax expense during the first quarter of 2011, which was associated with the reduction in the marginal corporate income tax rate due to the Puerto Rico tax reform previously described. Also, the variance was due to a decrease in income before tax and an increase in exempt interest income, net of disallowance of expenses attributed to such exempt income.

Banco Popular North America

For the quarter ended March 31, 2012, the reportable segment of Banco Popular North America reported net income of $9.3 million, compared with $22.3 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $738 thousand, which was primarily the effect of lower average volume of earning assets by $527 million, partially offset by lower deposit balances. This unfavorable net variance was partially offset by lower deposit costs and collections of interest on construction loans that were previously non-accruing status and which were paid-off during the first quarter of 2012;

•

higher provision for loan losses by $6.7 million principally related to reductions of $37 million in the general reserve component from December 31, 2010 to March 31, 2011, prompted by lower net charge-offs and improvements in certain portfolio trends, coupled with signs of economic stabilization. In addition, there was a $13.8 million reduction in the provision for loan losses for the quarter ended March 31, 2011 related to the benefit of the improved pricing from the sale of the non-conventional mortgage loan portfolio. These variances were partially offset by reductions in the provision for loan losses for the quarter ended March 31, 2012 as a result of lower net charge-offs by $21.2 million, combined with a $17.7 million benefit due to the enhancement to the allowance for loan losses methodology for the commercial and construction loan portfolios. Refer to Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations, including a summary of the changes and the impact on the Corporation’s allowance for loan losses.

•

lower non-interest income by $2.0 million, or 11%, mostly due to lower other service fees by $1.5 million, mostly related to debit card fees and lower other operating income by $1.2 million principally associated with changes in credit risk valuation adjustments on interest rate swaps; and

•

higher operating expenses by $3.7 million, or 6%, mainly due to higher other operating expenses by $3.5 million, which included a $3.1 million legal settlement, higher personnel costs by $2.5 million in part due to higher headcount and benefit accruals, and higher other real estate owned costs by $1.8 million. These negative variances were partially offset by lower FDIC deposit insurance assessments by $3.0 million and net occupancy expenses by $1.0 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $37.0 billion at March 31, 2012, $37.3 billion at December 31, 2011, and $38.8 billion at March 31, 2011. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Trading and Investment securities

Trading account securities amounted to $404 million at March 31, 2012, compared with $436 million at December 31, 2011 and $635 million at March 31, 2011. The decrease in trading account securities from March 31, 2011 to March 31, 2012 was principally due to the sale of mortgage-backed securities in September 2011. The sale was made to take advantage of favorable market conditions for the securities and the proceeds were used to repay short-term debt.

Table 6 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 6 - Breakdown of investment securities available-for-sale and held-to-maturity

(In millions)	March 31, 2012	December 31, 2011	Variance	March 31, 2011	Variance
U.S. Treasury securities	$38.1	$38.7	$(0.6)	$62.4	$(24.3)
Obligations of U.S. Government sponsored entities	1,091.8	985.5	106.3	1,461.1	(369.3)
Obligations of Puerto Rico, States and political subdivisions	154.6	157.7	(3.1)	143.3	11.3
Collateralized mortgage obligations	1,913.6	1,755.6	158.0	1,684.7	228.9
Mortgage-backed securities	2,004.5	2,139.6	(135.1)	2,413.4	(408.9)
Equity securities	7.5	6.9	0.6	9.4	(1.9)
Others	52.9	51.2	1.7	54.1	(1.2)

Total investment securities AFS and HTM	$5,263.0	$5,135.2	$127.8	$5,828.4	$(565.4)

The increase in investment securities from December 31, 2011 to March 31, 2012 was related to purchases of investment securities by the BPNA reportable segment in order to deploy excess liquidity, mainly in the form of U.S. Government agency-issued collateralized mortgage obligations and U.S. agency securities.

The decrease in investment securities from March 31, 2011 to the same date in 2012 was mainly due to maturities and to prepayments of mortgage related investment securities, which funds were not reinvested due to deleveraging strategies. Also contributing to the decrease was the sale of $234 million in FHLB notes by BPPR during the third quarter of 2011. These decreases were partially offset by purchases of investment securities by the BPNA reportable segment to deploy excess liquidity.

Loans

Refer to Table 7, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table 7. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC.

In general, the changes in most loan categories generally reflect soft loan demand, the impact of loan charge-offs, portfolio run-off of the exited loan origination channels at the BPNA reportable segment and loan sales. The decreases were partially offset by mortgage loan growth in the Puerto Rico operations due to loans repurchased under credit recourse agreements, loan acquisitions and loan originations.

Table 7 - Loans ending balances

(in thousands)	March 31, 2012	December 31, 2011	Variance March 31, 2012 Vs. December 31, 2011	March 31, 2011	Variance March 31, 2012 Vs. March 31, 2011
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,868,242	$9,973,327	$(105,085)	$10,401,285	$(533,043)
Construction	236,579	239,939	(3,360)	289,883	(53,304)
Legacy[2]	603,874	648,409	(44,535)	898,772	(294,898)
Lease financing	543,314	548,706	(5,392)	565,881	(22,567)
Mortgage	5,591,745	5,518,460	73,285	4,895,682	696,063
Consumer	3,634,920	3,673,755	(38,835)	3,625,286	9,634

Total non-covered loans held-in-portfolio	20,478,674	20,602,596	(123,922)	20,676,789	(198,115)
Loans covered under FDIC loss sharing agreements[1]	4,221,788	4,348,703	(126,915)	4,729,550	(507,762)

Total loans held-in-portfolio	24,700,462	24,951,299	(250,837)	25,406,339	(705,877)

Loans held-for-sale:
Commercial	25,994	26,198	(204)	61,276	(35,282)
Construction	206,246	236,045	(29,799)	392,113	(185,867)
Mortgage	129,356	100,850	28,506	116,289	13,067

Total loans held-for-sale	361,596	363,093	(1,497)	569,678	(208,082)

Total loans	$25,062,058	$25,314,392	$(252,334)	$25,976,017	$(913,959)

[1] Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

The decrease in commercial loans held-in-portfolio from December 31, 2011 to March 31, 2012 was reflected in the BPPR and BPNA reportable segments by $41 million and $64 million, respectively. The decrease was principally the result of portfolio runoff and charge-offs exceeding current year originations. Commercial loans held-in-portfolio at the BPPR and BPNA reportable segments declined by $233 million and $300 million, respectively, from March 31, 2011 to the same date in 2012, which was influenced by the same factors described above.

The BPNA legacy portfolio (refer to footnote 2 in Table 7) reflected declines in commercial loans of $24 million, construction loans of $18 million and lease financings of $3 million from December 31, 2011 to March 31, 2012. These declines were principally related to portfolio run-off. From March 31, 2011 to the same date in 2012, this legacy portfolio experienced declines in commercial loans of $185 million, construction loans of $96 million and lease financings of $14 million.

The decline in the lease financing portfolio corresponded to the BPPR reportable segment since BPNA’s lease financing portfolio is classified as legacy assets. The decline in the Puerto Rico operation is due to a general slowdown in originations.

The increase in mortgage loans held-in-portfolio from December 31, 2011 to March 31, 2012 was principally in the BPPR reportable segment by $71 million mainly associated with loan repurchases under credit recourse agreements, many of which are put under the Corporation’s loss mitigation programs, and loans purchased and originated, partially offset by collections and charge-offs. The Corporation has been successful in maintaining strong origination volumes prompted by government programs to incentivize housing demand and the continuous low interest rate environment. Most new production is securitized into mortgage-backed securities in the secondary markets. The BPNA reportable segment executed purchases of mortgage loans of approximately $21 million during the first quarter of 2012 as part of the Corporation’s strategy to replace loan portfolio run-off with high-quality assets with an adequate return; however, the increase from the loan purchase was offset mostly by loan repayments in the existing portfolio.

The increase in the mortgage loans held-in-portfolio from March 31, 2011 to the same date in 2012 was mainly related to the BPPR reportable segment which increased by $729 million mostly from performing loans acquired from another financial institution in Puerto Rico during 2011, loans repurchased under credit recourse arrangements and volume of non-conforming residential mortgage loans originated from residential projects financed by BPPR which were retained in portfolio. This increase in mortgage loans was partially offset by a decline of $33 million in the BPNA reportable segment resulting from collections and charge-offs.

The decrease in consumer loans from December 31, 2011 to March 31, 2012 was derived from the BPPR reportable segment by $19 million and the BPNA reportable segment by $20 million. The decrease in the BPPR reportable segment is mostly attributable to charge-offs in the credit cards and personal loan portfolios. The decrease in the BPNA reportable segment was mainly due to loan run-off of the exited lines of business, including E-LOAN, and charge-offs.

The increase in consumer loans from March 31, 2011 to March 2012 was mainly due to an increase in the BPPR reportable segment of $99 million, mostly due to the acquisition of the AAdvantage co-branded credit card portfolio in August 2011, partially offset by a reduction of $89 million in the BPNA reportable segment mainly due to portfolio run-off at the exited lines of business, including E-LOAN.

The decrease in commercial and construction loans held-for-sale loans from March 31, 2011 to March 31, 2012 was principally driven by the BPPR reportable segment resulting from the loan sale executed in September 2011 to the joint venture PRLC Holdings LLC and to loan collections.

Covered loans were initially recorded at fair value. Their carrying value was approximately $4.2 billion at March 31, 2012, of which approximately 58% pertained to commercial loans, 13% to construction loans, 27% to mortgage loans and 2% to consumer loans. Note 7 to the consolidated financial statements presents the carrying amount of the covered loans broken down by major loan type categories. A substantial amount of the covered loans, or approximately $3.9 billion of their carrying value at March 31, 2012, was accounted for under ASC Subtopic 310-30. The decline in covered loans from December 31, 2011 and March 31, 2011 to March 31, 2012 was principally due to collections, partially offset by discount accretion. The increase in the accretable yield as shown in Table 8 from December 31, 2011 to March 31, 2012 was mainly due to increased cash flow expectations on the loan pools based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 8 - Activity in the carrying amount and accretable yield of covered loans accounted for under ASC 310-30

	Quarter ended		Quarter ended		Quarter ended
	March 31, 2012		December 31, 2011		March 31, 2011
		Carrying		Carrying		Carrying
	Accretable	amount	Accretable	amount	Accretable	amount
(In thousands)	Yield	of loans	Yield	of loans	Yield	of loans
Beginning balance	$1,470,259	$3,952,994	$1,496,565	$4,076,913	$1,331,108	$4,539,928
Accretion	(69,337)	69,337	(82,866)	82,866	(72,932)	72,932
Changes in expected cash flows	141,597		56,560
Collections		(127,426)		(123,308)		(189,364)

Ending balance	$1,542,519	$3,894,905	$1,470,259	$4,036,471	$1,258,176	$4,423,496
Allowance for loan losses (ALLL)		(94,559)		(83,477)		(5,297)

Ending balance, net of ALLL	$1,542,519	$3,800,346	$1,470,259	$3,952,994	$1,258,176	$4,418,199

Table 9 sets forth the activity in the FDIC loss share asset for the quarters ended March 31, 2012 and 2011. The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC.

Table 9 - Activity of loss share asset

	For the quarter ended March 31,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(29,375)	25,796
Credit impairment losses to be covered under loss sharing agreements	13,422	12,445
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded
commitments accounted for under ASC Subtopic 310-20	(248)	(21,465)
Payments received from FDIC under loss sharing agreements	(20,896)	(583)
Other adjustments attributable to FDIC loss sharing agreements	2,326	(107)

Balance at March 31	$1,880,357	$2,426,305

Other assets

Table 10 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at March 31, 2012, December 31, 2011 and March 31, 2011.

Table 10 - Breakdown of other assets

(In thousands)	March 31, 2012	December 31, 2011	Variance March 31, 2012 vs. December 31, 2011	March 31, 2011	Variance March 31, 2012 vs. March 31, 2011
Net deferred tax assets (net of valuation allowance)	$424,193	$429,691	$(5,498)	$250,568	$173,625
Investments under the equity method	335,762	313,152	22,610	294,559	41,203
Bank-owned life insurance program	238,870	238,077	793	239,103	(233)
Prepaid FDIC insurance assessment	34,634	58,082	(23,448)	129,093	(94,459)
Other prepaid expenses	69,524	77,335	(7,811)	66,719	2,805
Derivative assets	58,604	61,886	(3,282)	65,169	(6,565)
Securities sold not yet delivered	71,007	69,535	1,472	37,752	33,255
Others	206,938	214,635	(7,697)	231,776	(24,838)

Total other assets	$1,439,532	$1,462,393	$(22,861)	$1,314,739	$124,793

The decrease in other assets from December 31, 2011 to March 31, 2012 included a reduction in the prepaid FDIC insurance assessment due to amortization. This decrease was in part offset by higher investments accounted for under the equity method, mainly related to the 24.9% equity participation in PRLP 2011 Holdings LLC, the joint venture that holds the construction and commercial loans sold during 2011.

Other assets increased from March 31, 2011 to the same date in 2012, mainly as a result of higher net deferred tax assets, principally related to the allowance for loan losses and the treatment of charge-offs for tax purposes after the agreement reached between the Puerto Rico Treasury Department and the Corporation during mid-2011, offset in part by an increase in the deferred tax liability related to the Westernbank FDIC-assisted transaction. The increase in the investments accounted for under the equity method was impacted by the 24.9% ownership interest in PRLP 2011 Holdings LLS which amounted to $43 million at March 31, 2012, and an increase in the equity investment in Centro Financiero BHD, S.A of $12 million, partially offset by a decrease in the equity investment in EVERTEC, net of intra-entity eliminations, of $11 million. The increase in securities sold not yet delivered corresponded to transactions that settle shortly after quarter end. These increases were partially offset by a reduction in the prepaid FDIC insurance assessment due to amortization.

Deposits and Borrowings

The composition of the Corporation’s financing to total assets at March 31, 2012 and December 31, 2011 is included in Table 11.

Table 11 - Financing to Total Assets

(In millions)	March 31, 2012	December 31, 2011	% increase (decrease) from 2011 to 2012	% of total assets 2012	2011
Non-interest bearing deposits	$5,367	$5,655	(5.1)%	14.5%	15.1%
Interest-bearing core deposits	15,958	15,690	1.7	43.1	42.0
Other interest-bearing deposits	5,873	6,597	(11.0)	15.9	17.7
Repurchase agreements	2,114	2,141	(1.3)	5.7	5.7
Other short-term borrowings	751	296	153.7	2.0	0.8
Notes payable	1,844	1,856	(0.6)	5.0	5.0
Others	1,175	1,194	(1.6)	3.2	3.2
Stockholders’ equity	3,967	3,919	1.2	10.7	10.5

Deposits

A breakdown of the Corporation’s deposits at period-end is included in Table 12.

Table 12 - Deposits ending balances

(In thousands)	March 31, 2012	December 31, 2011	Variance March 31, 2012 vs. December 31, 2011	March 31, 2011	Variance March 31, 2012 vs. March 31, 2011
Demand deposits [1]	$6,013,009	$6,256,530	$(243,521)	$5,496,313	$516,696
Savings, NOW and money market deposits (non-brokered)	11,048,140	10,762,869	285,271	10,633,029	415,111
Savings, NOW and money market deposits (brokered)	212,996	212,688	308	50,000	162,996
Time deposits (non-brokered)	7,186,826	7,552,434	(365,608)	8,565,437	(1,378,611)
Time deposits (brokered CDs)	2,736,765	3,157,606	(420,841)	2,451,895	284,870

Total deposits	$27,197,736	$27,942,127	$(744,391)	$27,196,674	$1,062

[1]	Includes interest and non-interest bearing demand deposits.

The decrease in demand deposits from December 31, 2011 to March 31, 2012 of $244 million was principally related to lower balance of deposits in trust by $561 million, partially offset by an increase in commercial accounts. The deposits in trust outstanding as of December 31, 2011 were short-term and were mostly associated with certain Puerto Rico government bond issuances. Brokered time deposits decreased by $421 million, primarily at Banco Popular de Puerto Rico. The Corporation raised brokered deposits in the latter months of 2011 to fund the repayment of the outstanding balance of the note that was issued to the FDIC as part of the Westernbank FDIC-assisted transaction. Following the repayment of the FDIC note, the use of brokered deposits was anticipated to fall and the funds were replaced with FHLB advances. The decrease in non-brokered time deposits of $366 million was principally at BPPR, in part due to lower deposit rate offerings more in line with market rates. Despite the decrease, the Corporation has successfully maintained the Corporation’s main relationships and has been able to substitute funds with other deposit types at lower rates. Also, lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. These decreases were partially offset by an increase of $286 million in total savings, NOW and money market deposits, both from the retail and commercial sectors.

Borrowings

The Corporation’s borrowings amounted to $4.7 billion at March 31, 2012, compared with $4.3 billion at December 31, 2011 and $6.7 billion at March 31, 2011. The increase from December 31, 2011 to March 31, 2012 was related to higher short-term borrowings of $455 million, primarily in FHLB advances that substituted previous funding through brokered deposits. The decrease in borrowings from March 31, 2011 to the same date in 2012 was mostly related to a reduction of $2.0 billion in the note issued to the FDIC as part of the Westernbank transaction, which was fully repaid as of the end of 2011. Refer to Note 14 to the consolidated financial statements for detailed information on the Corporation’s borrowings at March 31, 2012, December 31, 2011 and March 31, 2011. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The increase in other liabilities from March 31, 2011 to March 31, 2012 resulted from an increase in the pension plan liability by $120 million primarily due to a lower discount rate and rate of return on plan assets assumed for 2012.

Stockholders’ Equity

Stockholders’ equity totaled $4.0 billion at March 31, 2012, $3.9 billion at December 31, 2011, and $3.8 billion at March 31, 2011. The increase from December 31, 2011 and March 31, 2011 was principally due to internal capital generation. The accumulated deficit was reduced by $47 million and $173 million, respectively. Refer to the consolidated statements of financial condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive loss.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2012, December 31, 2011, and March 31, 2011 are presented on Table 13. As of such dates, BPPR and BPNA were well-capitalized.

Table 13 - Capital adequacy data

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Risk-based capital:
Tier I capital	$3,951,825	$3,899,593	$3,849,940
Supplementary (Tier II) capital	306,576	312,477	322,417

Total capital	$4,258,401	$4,212,070	$4,172,357

Risk-weighted assets:
Balance sheet items	$21,400,311	$21,775,369	$22,367,818
Off-balance sheet items	2,534,568	2,638,954	2,917,145

Total risk-weighted assets	$23,934,879	$24,414,323	$25,284,963

Average assets	$35,598,843	$35,783,749	$37,921,729

Ratios:
Tier I capital (minimum required – 4.00%)	16.51%	15.97%	15.23%
Total capital (minimum required – 8.00%)	17.79	17.25	16.50
Leverage ratio *	11.10	10.90	10.15

*	All banks are required to have minimum tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At March 31, 2012 the capital adequacy minimum requirement for Popular, Inc., was (in thousands): Total Capital of $1,914,790, Tier I Capital of $957,395, and Tier I Leverage of $1,067,965, based on a 3% ratio, or $1,423,954, based on a 4% ratio, according to the Bank’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2011 to March 31, 2012 was principally due to a reduction in assets, changes in balance sheet composition including the increase in lower risk-assets such as mortgage loans, and internal capital generation.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2012, December 31, 2011 and March 31, 2011, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At March 31, 2012, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At March 31, 2012, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

The Corporation’s tangible common equity to tangible assets ratio was 8.83% at March 31, 2012 and 8.62% at December 31, 2011. The Corporation’s Tier 1 common equity to risk-weighted assets ratio was 12.53% at March 31, 2012, compared with 12.10% at December 31, 2011.

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

Table 14 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2012 and December 31, 2011.

Table 14 - Reconciliation of tangible common equity and tangible assets
(In thousands, except share or per share information)	March 31, 2012	December 31, 2011
Total stockholders’ equity	$3,967,071	$3,918,753
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,911)	(648,350)
Less: Other intangibles	(61,798)	(63,954)

Total tangible common equity	$3,207,202	$3,156,289

Total assets	$37,049,221	$37,348,432
Less: Goodwill	(647,911)	(648,350)
Less: Other intangibles	(61,798)	(63,954)

Total tangible assets	$36,339,512	$36,636,128

Tangible common equity to tangible assets	8.83%	8.62%
Common shares outstanding at end of period	1,027,117,068	1,025,904,567
Tangible book value per common share	$3.12	$3.08

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

Table 15 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at March 31, 2012 and December 31, 2011, as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

Table 15 - Reconciliation Tier 1 common equity
(In thousands)	March 31, 2012	December 31, 2011
Common stockholders’ equity	$3,916,911	$3,868,593
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(196,878)	(203,078)
Less: Disallowed deferred tax assets[2]	(257,440)	(249,325)
Less: Intangible assets:
Goodwill	(647,911)	(648,350)
Other disallowed intangibles	(26,149)	(29,655)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,175)	(1,189)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	211,747	216,798

Total Tier 1 common equity	$2,999,105	$2,953,794

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $138 million of the Corporation’s $424 million of net deferred tax assets at March 31, 2012 ($150 million and $430 million, respectively, at December 31, 2011), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $257 million of such assets at March 31, 2012 ($249 million at December 31, 2011) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $29 million of the Corporation’s other net deferred tax assets at March 31, 2012 ($31 million at December 31, 2011) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Board has granted interim capital relief for the impact of pension liability adjustment.

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2012, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions.

The Corporation also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the consolidated statement of financial condition with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the statement of condition date. The fair value of the contract changes daily as interest rates change. The Corporation may also be required to post additional collateral on margin calls on the derivatives and repurchase transactions.

At March 31, 2012, the aggregate contractual cash obligations, including purchase obligations and borrowings, by maturities, have not changed significantly from December 31, 2011. Refer to Note 14 for a breakdown of long-term borrowings by maturity.

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

The following table presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2012.

Table 16 - Off-Balance sheet lending and other activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2012	Years 2013 - 2015	Years 2016 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$5,994	$352	$386	$89	$6,821
Commercial letters of credit	12	—	—	—	12
Standby letters of credit	100	21	11	—	132
Commitments to originate mortgage loans	56	11	—	—	67
Unfunded investment obligations	1	9	—	—	10

Total	$6,163	$393	$397	$89	$7,042

At March 31, 2012, the Corporation maintained a reserve of approximately $9 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit, including $3 million of the unamortized balance of the contingent liability on unfunded loan commitments recorded with the Westernbank FDIC-assisted transaction. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 18 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At March 31, 2012, the Corporation serviced $3.3 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $3.5 billion at December 31, 2011. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

The table below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 17 - Delinquency of residential mortgage loans subject to lifetime credit recourse
(In thousands)	March 31, 2012	December 31, 2011
Total portfolio	$3,294,451	$3,456,933
Days past due:
30 days and over	$467,519	$500,524
90 days and over	$196,335	$215,597
As a percentage of total portfolio:
30 days past due or more	14.19%	14.48%
90 days past due or more	5.96%	6.24%

During the quarter ended March 31, 2012, the Corporation repurchased approximately $50 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions, compared with $63 million for the same quarter in the previous year. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. The current economic situation has provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases.

At March 31, 2012, there were 23 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $3.5 million, compared with 19 and $2.1 million, respectively, at December 31, 2011. The outstanding unresolved claims at March 31, 2012 pertained to FNMA (December 31, 2011 – pertained to FNMA and FHLMC).

At March 31, 2012, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million, compared with $59 million at December 31, 2011 and $55 million at March 31, 2011.

Table 18 presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters ended March 31, 2012 and 2011.

Table 18 – Activity in credit recourse liability
(In thousands)	2012	2011
Balance as of beginning of period	$58,659	$53,729
Additions for new sales	—	—
Provision for recourse liability	4,232	9,765
Net charge-offs / terminations	(6,776)	(8,176)

Balance as of end of period	$56,115	$55,318

The decrease of $5.5 million in the provision for credit recourse liability experienced for the quarter ended March 31, 2012, when compared with the same quarter in 2011, was mainly driven by the following positive factors: (1) the improvement in the probability of default (PD) component which decreased by 77 basis points, prompted by an improvement in the credit quality of mortgage loans subject to credit recourse provisions, and (2) an improvement of 72 basis points in the foreclosure rate and (3) the improvement in the constant prepayments rates resulting from the current behavior of the market interest rate scenario.

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. Expected loss rates are applied to different loan segmentations. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period. Regression analysis quantifies the relationship between the default event and loan-specific characteristics, including credit scores, loan-to-value ratios and loan aging, among others.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were obligated to repurchase the loans amounted to $0.4 million in unpaid principal balance with losses amounting to $0.1 million for the quarter ended March 31, 2012. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At March 31, 2012, the related representation and warranty reserve amounted to $8.6 million and the related serviced portfolio approximated $3.4 billion, compared with $8.5 million and $3.5 billion, respectively, at December 31, 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2012, the Corporation serviced $17.2 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $17.3 billion at December 31, 2011. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $34 million, compared with $32 million at December 31, 2011. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At March 31, 2012, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans had been sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated to these loans. At March 31, 2012 and December 31, 2011, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $11 million. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated to E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 49% of claimed amounts during the 24-month period ended March 31, 2012 (51% during the 24-month period ended December 31, 2011). On the remaining 51% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 57% of claimed amounts during the 24-month period ended March 31, 2012 (59% during the 24-month period ended December 31, 2011). In total, during the 24-month period ended March 31, 2012, the Corporation paid an average of 34% of claimed amounts (24-month period ended December 31, 2011 – 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in the table below.

Table 19 - ELOAN’s outstanding unresolved claims from loans sold
(In thousands)	March 31, 2012	December 31, 2011
By Counterparty:
GSEs	$432	$432
Whole loan and private-label securitization investors	1,055	360

Total outstanding claims by counterparty	$1,487	$792

By Product Type:
1st lien (Prime loans)	$1,487	$792

Total outstanding claims by product type	$1,487	$792

The outstanding claims balance from private-label investors are comprised by one counterparty at March 31, 2012 and at December 31, 2011.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The table that follows presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters ended March 31, 2012 and 2011.

Table 20 – Changes in liability for estimated losses related to loans sold by E-LOAN
(In thousands)	2012	2011
Balance as of beginning of period	$10,625	$30,659
Additions for new sales	—	—
Provision for representation and warranties	—	83
Net charge-offs / terminations	—	(54)
Other - settlements paid	—	—

Balance as of end of period	$10,625	$30,688

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

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. For a detailed description of the techniques used to measure the potential impact of the Corporation’s exposure to market risk from changing interest rates refer to the 2011 Annual Report.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2013. Under a 200 basis points rising rate scenario, projected net interest income increases by $30.1 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $44.1 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at March 31, 2012 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

EVE sensitivity calculated using interest rate shock scenarios is estimated on a quarterly basis. The current EVE sensitivity is focused on a rising 200 basis point parallel shock. Management has a defined limit for the increase in EVE sensitivity resulting from the shock scenario.

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

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, Popular Securities and Popular Mortgage. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. Popular Mortgage’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, Popular Mortgage uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility are hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At March 31, 2012, the Corporation held for trading, securities with a fair value of $404 million, representing approximately 1% of the Corporation’s total assets, compared with $436 million and 1% at December 31, 2011. Mortgage-backed securities represented 87% of the trading portfolio at March 31, 2012, compared with 75% at the end of 2011. The mortgage-backed securities are investment grade securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $2.1 million for the quarter ended March 31, 2012. Table 21 provides the composition of the trading portfolio at March 31, 2012 and December 31, 2011.

Table 21 - Trading Portfolio
	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities (includes related trading derivatives)	$352,410	4.42%	$325,205	4.56%
Collateralized mortgage obligations	3,484	4.40	3,545	4.69
Puerto Rico and U.S. Government obligations	28,038	4.89	90,648	4.87
Interest-only strips	1,325	12.94	1,378	12.80
Other	19,036	5.94	15,555	4.32

Total	$404,293	4.55%	$436,331	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $2.2 million, assuming a confidence level of 99%, for the last week in March 2012. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

In the opinion of management, the size and composition of the trading portfolio does not represent a significant source of market risk for the Corporation.

FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives, mortgage servicing rights and contingent consideration. Occasionally, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Refer to Note 21 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At March 31, 2012, approximately $5.6 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At March 31, 2012, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $58 million of financial assets that were measured at fair value on a nonrecurring basis at March 31, 2012, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $42 million at March 31, 2012, of which $26 million were Level 3 assets and $16 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

There were $2 million in transfers from Level 2 to Level 3 and $8 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2012. Refer to Note 21 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at March 31, 2012. Also, refer to the Critical Accounting Policies / Estimates in the 2011 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2012, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2012, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At March 31, 2012, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $5.5 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At March 31, 2012, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $24 million and $223 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $156 million at March 31, 2012, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 10 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2012, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.2 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.1 million resulting from the Corporation’s own credit standing adjustment and a loss of $0.3 million from the assessment of the counterparties’ credit risk.

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

Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging of certain asset classes and accessing secured credit lines and loan facilities put in place with the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of New York (the “Fed”), in addition to maintaining securities available for pledging in the repo markets.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 73% of the Corporation’s total assets at March 31, 2012, compared with 75% at December 31, 2011. Refer to the Financial Condition Analysis section of this MD&A for explanations on the variances in the main deposit categories. During 2012, the reduction in deposits, which included brokered deposits, was compensated with funds raised through short-term FHLB advances.

In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2012, these borrowings consisted primarily of advances with the FHLB of $1.4 billion, assets sold under agreement to repurchase of $2.1 billion, junior subordinated deferrable interest debentures of $917 million (net of discount) and term notes of $279 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During 2011 and 2012, the Corporation did not issue new registered debt in the capital markets.

The Corporation’s liquidity position has remained strong. There were no transactions during the first quarter of 2012, outside transactions in the ordinary course of business, that impacted significantly the Corporation’s liquidity position.

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

The banking subsidiaries maintain sufficient funding capacity to address large increases in funding requirements such as deposit outflows. This capacity is comprised mainly of available liquidity derived from secured funding sources, as well as on-balance sheet liquidity in the form of cash balances maintained at the Fed and unused secured lines held at the Fed and FHLB, in addition to liquid unpledged securities. The Corporation has established liquidity guidelines that require the banking subsidiaries to have sufficient liquidity to cover all short-term borrowings and a portion of deposits. In addition, the total loan portfolio is funded with deposits.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 12 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.3 billion, or 78% of total deposits, at March 31, 2012, compared with $21.3 billion, or 76% of total deposits, at December 31, 2011. Core deposits financed 66% of the Corporation’s earning assets at March 31, 2012 and December 31, 2011.

Certificates of deposit with denominations of $100,000 and over at March 31, 2012 totaled $3.9 billion, or 14% of total deposits, compared with $4.2 billion, or 15%, at December 31, 2011. Their distribution by maturity at March 31, 2012 was as follows:

Table 22 - Distribution by maturity of certificate of deposits of $100,000 and over

(In thousands)
3 months or less	$1,767,374
3 to 6 months	717,443
6 to 12 months	433,798
Over 12 months	938,318

$3,856,933

At March 31, 2012, approximately 8% of the Corporation’s assets were financed by brokered deposits, compared with 9% at December 31, 2011. The Corporation had $2.9 billion in brokered deposits at March 31, 2012, compared with $3.4 billion at December 31, 2011. Brokered deposits, which are typically sold through an intermediary to retail investors, provide access to longer-term funds and provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2012 and December 31, 2011, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $2.5 billion and $2.0 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.4 billion at March 31, 2012 and $0.9 billion at December 31, 2011. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

The banking subsidiaries have borrowing facilities at the Fed’s discount window. The borrowing capacity approximated $3.2 billion at March 31, 2012, compared with $2.6 billion at December 31, 2011, and remained unused as of both dates. These borrowing facilities are a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under these borrowing facilities is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral.

During the quarter ended March 31, 2012, the Corporation’s bank holding companies did not make any capital contributions to BPNA and BPPR.

At March 31, 2012, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The Corporation’s bank holding companies (“BHCs”) include Popular, Inc. (“PIHC”), Popular North America, Inc. (“PNA”) and Popular International Bank, Inc. (“PIBI”) The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) and from equity method investees, asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The Corporation’s banking subsidiaries are required to obtain approval from the Federal Reserve System and their respective applicable state banking regulator prior to declaring or paying dividends to the Corporation.

The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities).

Cash outflows and outflows from financing activities at the BHCs during the first quarter of 2012 have not been significant. There was a $50 million capital contribution from PIHC to PNA as part of an internal reorganization. Refer to Note 32 to the consolidated financial statements for a description of the internal reorganization.

Note 32 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s holding companies. There were no individual significant cash inflows or outflows outside the normal course of business at the holding companies during the first quarter of 2012. During the first quarter of 2011, the main source of cash flows for the parent holding company was the repayment of loans made to subsidiaries and affiliates, while the principal cash outflow was for the repayment of term notes.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. The preferred stock dividends declared amounted to $931 thousand for the quarter ended March 31, 2012, of which $620 thousand were paid during the quarter. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Comission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

A principal use of liquidity at the BHCs is to ensure its banking subsidiaries are adequately capitalized. During 2011 and the first quarter of 2012, the BHCs were not required to make any capital contributions to its banking subsidiaries. Management does not expect either of the banking subsidiaries to require capitalizations for the foreseeable future.

Note 32 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at March 31, 2012, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at March 31, 2012 and December 31, 2011. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”), and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings. Increasing or guaranteeing new debt would be subject to the prior approval from the Fed.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

As indicated in Note 31 to the consolidated financial statements, in early May 2012, the Corporation received a cash dividend of $131 million from its investment in EVERTEC. As a result of the dividend, the Corporation’s investment in the entity, which as of March 31, 2012 amounted to $192 million (net of intra-entity eliminations), was reduced by the amount of the dividend. The Corporation’s participation interest on the entity continues to be 49%.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $21 million in deposits at March 31, 2012 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $52 million at March 31, 2012, with the Corporation providing collateral totaling $65 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $139 million at March 31, 2012. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 23.

The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:

•

Commercial and construction loans—recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Overdrafts are generally charged-off no later than 60 days past their due date.

•	Lease financing—recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•

Mortgage loans—recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 18 months delinquent as to principal or interest. The principal repayment on these loans is insured.

•

Consumer loans—recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears. Overdrafts in excess of 60 days are generally charged-off no later than 60 days past their due date.

•	Troubled debt restructurings (“TDRs”)—loans classified as TDRs are typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

•

Covered loans acquired in the Westernbank FDIC-assisted transaction, except for revolving lines of credit, are accounted for by the Corporation in accordance with ASC Subtopic 310-30. Under ASC Subtopic 310-30, the acquired loans were aggregated into pools based on similar characteristics. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The covered loans, which are accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs will be recorded only to the extent that losses exceed the purchase accounting estimates.

Because of the application of ASC Subtopic 310-30 to the Westernbank acquired loans and the loss protection provided by the FDIC which limits the risks on the covered loans, the Corporation has determined to provide certain quality metrics in this MD&A that exclude such covered loans to facilitate the comparison between loan portfolios and across periods. Given the significant amount of covered loans that are past due but still accruing due to the accounting under ASC Subtopic 310-30, the Corporation believes the inclusion of these loans in certain asset quality ratios in the numerator or denominator (or both) would result in a significant distortion to these ratios. In addition, because charge-offs related to the acquired loans are recorded against the non-accretable balance, the net charge-off ratio including the acquired loans is lower for portfolios that have significant amounts of covered loans. The inclusion of these loans in the asset quality ratios could result in a lack of comparability across periods, and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Corporation believes that the presentation of asset quality measures, excluding covered loans and related amounts from both the numerator and denominator, provides a better perspective into underlying trends related to the quality of its loan portfolio.

At March 31, 2012, non-performing loans held-in-portfolio secured by real estate, excluding covered loans, amounted to $1.3 billion in the Puerto Rico operations and $291 million in the U.S. mainland operations. These figures compare to $1.3 billion in the Puerto Rico operations and $324 million in the U.S. mainland operations at December 31, 2011.

In addition to the non-performing loans included in Table 23, there were $42 million of non-covered performing loans at March 31, 2012, mostly related to the commercial loan portfolio, which based on management’s opinion, are currently subject to potential future classification to non-performing and are considered impaired, compared with $27 million at December 31, 2011.

Table 23 - Non-Performing Assets
(Dollars in thousands)	March 31, 2012	As a percentage of loans HIP by category [2]	December 31, 2011	As a percentage of loans HIP by category [2]	March 31, 2011	As a percentage of loans HIP by category [2]
Commercial	$818,678	8.3%	$830,092	8.3%	$699,993	6.7%
Construction	69,470	29.4	96,286	40.1	126,549	43.7
Legacy	79,077	13.1	75,660	11.7	150,117	16.7
Lease financing	5,673	1.0	5,642	1.0	5,151	0.9
Mortgage	667,217	11.9	686,502	12.4	578,106	11.8
Consumer	41,688	1.1	43,668	1.2	53,896	1.5

Total non-performing loans held-in-portfolio, excluding covered loans	1,681,803	8.2%	1,737,850	8.4%	1,613,812	7.8%
Non-performing loans held-for-sale [5]	232,293		262,302		464,577
Other real estate owned (“OREO”), excluding covered OREO	193,768		172,497		156,888

Total non-performing assets, excluding covered assets	$2,107,864		$2,172,649		$2,235,277
Covered loans and OREO [1]	203,254		192,771		79,075

Total non-performing assets	$2,311,118		$2,365,420		$2,314,352

Accruing loans past due 90 days or more [3]	$328,757		$316,614		$332,384

Ratios excluding covered loans[4]:
Non-performing loans held-in-portfolio to loans held-in-portfolio	8.21%		8.44%		7.80%
Allowance for loan losses to loans held-in-portfolio	3.25		3.35		3.52
Allowance for loan losses to non-performing loans, excluding held-for-sale	39.53		39.73		45.07

Ratios including covered loans:
Non-performing loans held-in-portfolio to loans held-in-portfolio	7.18%		7.30%		6.41%
Allowance for loan losses to loans held-in-portfolio	3.25		3.27		2.90
Allowance for loan losses to non-performing loans, excluding held-for-sale	45.27		44.76		45.26

HIP = “held-in-portfolio”

[1]	The amount consists of $93 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $110 million in covered OREO as of March 31, 2012 (December 31, 2011—$84 million and $109 million, respectively; March 31, 2011—$13 million and $66 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[2]	Loans held-in-portfolio used in the computation exclude $4.2 billion in covered loans at March 31, 2012 (December 31, 2011—$4.3 billion; March 31, 2011—$4.7 billion).
[3]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.1 billion at March 31, 2012 (December 31, 2011—$1.2 billion; March 31, 2011—$1.1 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[4]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.
[5]	Non-performing loans held-for-sale consist of $206 million in construction loans, $26 million in commercial loans and $53 thousand in mortgage loans as of March 31, 2012 (December 31, 2011—$236 million, $26 million and $59 thousand, respectively; March 31, 2011—$392 million $62 million, and $11 million, respectively).

Table 24 summarizes the activity in the allowance for loan losses and selected loan loss statistics for the quarters ended March 31, 2012 and 2011.

Table 24-Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarters ended March 31,
(Dollars in thousands)	2012	2012	2012	2011	2011	2011
	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$690,363	$124,945	$815,308	$793,225	—	$793,225
Provision for loan losses	82,514	18,209	100,723	59,762	$15,557	75,319

	772,877	143,154	916,031	852,987	15,557	868,544

Losses:
Commercial	67,246	4,102	71,348	65,564	1,707	67,271
Construction	1,676	264	1,940	10,736	4,345	15,081
Lease financing	1,217	—	1,217	1,946	—	1,946
Legacy	8,473	—	8,473	23,504	—	23,504
Mortgage	18,823	203	19,026	9,562	—	9,562
Consumer	42,596	89	42,685	53,391	346	53,737

	140,031	4,658	144,689	164,703	6,398	171,101

Recoveries:
Commercial	12,863	—	12,863	9,552	—	9,552
Construction	1,881	—	1,881	1,951	—	1,951
Lease financing	1,063	—	1,063	767	—	767
Legacy	4,915	—	4,915	3,255	—	3,255
Mortgage	1,369	—	1,369	1,315	—	1,315
Consumer	9,831	—	9,831	8,415	—	8,415

	31,922	—	31,922	25,255	—	25,255

Net loans charged-off:
Commercial	54,383	4,102	58,485	56,012	1,707	57,719
Construction	(205)	264	59	8,785	4,345	13,130
Lease financing	154	—	154	1,179	—	1,179
Legacy	3,558	—	3,558	20,249	—	20,249
Mortgage	17,454	203	17,657	8,247	—	8,247
Consumer	32,765	89	32,854	44,976	346	45,322

	108,109	4,658	112,767	139,448	6,398	145,846

Net (recoveries) write-downs related to loans transferred to loans held-for-sale	—	—	—	13,807	—	13,807

Balance at end of period	$664,768	$138,496	$803,264	$727,346	$9,159	$736,505

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	2.13%		1.83%	2.74%		2.31%
Provision for loan losses to net charge-offs	0.76 x		0.89 x	0.43 x		0.52 x

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves and for qualitative information on the main factors driving the variances.

Table 25 presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2012 and 2011.

Table 25 - Annualized Net Charge-offs to Average Loans HIP (non-covered loans)

	Quarter ended March 31,
	2012	2011
Commercial	2.21%	2.16%
Construction	(0.35)	11.58
Lease financing	0.11	0.84
Legacy	2.23	8.31
Mortgage	1.29	0.74
Consumer	3.58	4.90

Total annualized net charge-offs to average loans held-in-portfolio	2.13%	2.74%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 61 basis points, from 2.74% for the quarter ended March 31, 2011 to 2.13% for the quarter ended March 31, 2012. Excluding covered loans, net charge-offs for the first quarter of 2012 declined by $31.3 million, compared with the quarter ended March 31, 2011, driven principally by improved credit performance at both the BPPR and BPNA reportable segments.

Improvements in credit quality metrics are mainly driven by steps taken by the Corporation to address problem loans and reduce the overall credit risks of its loan portfolios, as well as certain stabilization in the general economic conditions. These actions included (i) the loan portfolio reclassifications to held-for-sale that took place in the fourth quarter of 2010, (ii) a lower volume of commercial and construction loans, mainly related to certain lending products exited by the Corporation at the BPNA reportable segment, and (iii) intensification of loss mitigation efforts.

Commercial loans

As shown in Table 23, the level of non-performing commercial non-covered loans held-in-portfolio at March 31, 2012, compared to December 31, 2011, decreased on a consolidated basis by $11 million, driven by a decrease of $10 million in the BPPR reportable segment and a decrease of $1 million in the BPNA reportable segment. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio remained unchanged at 8.3% at December 31, 2011 and March 31, 2012. The ratio of non-performing commercial loans to commercial loans held-in-portfolio was 6.7% at March 31, 2011. This increase was mainly attributed to the economic conditions in Puerto Rico, which impacted the commercial loan portfolio. Nevertheless, certain credit quality metrics have been trending in a positive direction at the BPPR reportable segment suggesting the economic conditions are gradually improving.

Commercial non-performing loans held-in-portfolio in the BPPR reportable segment decreased by $10 million from December 31, 2011 to March 31, 2012. This decrease is mostly attributed to one commercial loan with an outstanding principal balance of $20.1 million classified as a troubled-debt restructuring (“TDR”) in 2011, which was returned to accrual status. Although, non-performing commercial loans held-in-portfolio remained at high levels, most credit quality metrics, such as delinquencies and net charge-offs, showed improvements during the first quarter of 2012. The level of non-performing commercial loans held-in-portfolio in the BPNA reportable segment remained stable from December 31, 2011, as the U.S. mainland continued to reflect signs of stabilization.

Table 26 provides information on commercial non-performing loans at March 31, 2012, December 31, 2011, and March 31, 2011 and net charge-offs information for the quarters ended March 31, 2012, and March 31, 2011 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 26 - Commercial Non-Performing Loans and Net Charge-offs

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPPR Reportable Segment:
Non-performing commercial loans	$620,916	$631,171	$526,930
Non-performing commercial loans to commercial loans HIP, both excluding covered loans and loans held-for-sale	9.66%	9.75%	7.91%
Commercial loan net charge-offs	$37,518		$38,528
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding covered loans and loans held-for-sale	2.34%		2.32%
BPNA Reportable Segment:
Non-performing commercial loans	$197,762	$198,921	$173,063
Non-performing commercial loans to commercial loans HIP, excluding loans held-for-sale	5.75%	5.68%	4.63%
Commercial loan net charge-offs	$16,865		$17,484
Commercial loan net charge-offs (annualized) to average commercial loans HIP, excluding loans held-for-sale	1.96%		1.86%

For the quarter ended March 31, 2012, additions to commercial loans in non-performing status at the BPPR and BPNA reportable segments amounted to $86 million and $31 million, respectively. At the BPPR reportable segment, inflows to non-performing status declined by $37 million, when compared to the quarter ended March 31, 2011, while the BPNA reportable segment continued to show stabilization in terms of delinquencies. As explained before, the commercial loan portfolio for the BPPR reportable segment reflected positive trends due to a moderate improvement in the economic conditions.

Table 27 presents the changes in non-performing commercial non-covered loans held in-portfolio for the quarter ended March 31, 2012 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 27 - Commercial Loans HIP

	For the quarter ended March 31, 2012
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance	$631,171	$198,921	$830,092
Plus:
New non-performing loans	86,446	30,608	117,054
Advances on existing non-performing loans	—	227	227
Less:
Non-performing loans transferred to OREO	(5,481)	(10,434)	(15,915)
Non-performing loans charged-off	(37,924)	(15,121)	(53,045)
Loans returned to accrual status / loan collections	(53,296)	(6,439)	(59,735)

Ending balance March 31, 2012	$620,916	$197,762	$818,678

In the non-covered loans held-in-portfolio, there were 7 commercial loan relationships greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $96 million at March 31, 2012, compared with 6 commercial loan relationships with an outstanding balance of approximately $113 million at December 31, 2011.

The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended March 31, 2012, decreased by $1.6 million, when compared with the quarter ended March 31, 2011.The decrease is mainly driven by a slight reduction of $1.0 million in the BPPR reportable segment. Commercial net charge-offs at both reportable segments remained relatively stable attributed to lower levels of problem loans and certain stabilization in the economic conditions, evidenced by lower inflows to non-performing loans. For the quarter ended March 31, 2012, the charge-offs associated to collateral dependent commercial loans amounted to approximately $18.0 million in the BPPR reportable segment and $13.2 million in the BPNA reportable segment.

The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, amounted to $314 million or 3.18% of that portfolio at March 31, 2012, compared with $369 million or 3.70% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 38.30% at March 31, 2012, compared with 44.50% at December 31, 2011. The decrease in the ratio was principally driven by a lower allowance for loan losses for the commercial loan portfolio at both the BPPR and BPNA reportable segments. The decrease in the allowance for loan losses was mainly related to the enhancement to the allowance for loan losses methodology, during the first quarter of 2012, coupled with a lower loss trend.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at March 31, 2012, of which $3.0 billion was secured with owner occupied properties, compared with $6.7 billion and $3.1 billion, respectively, at December 31, 2011. CRE non-performing loans, excluding covered loans amounted to $671 million at March 31, 2012, compared with $636 million at December 31, 2011. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 13.90% and 6.08%, respectively, at March 31, 2012, compared with 12.58% and 5.91%, respectively, at December 31, 2011.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. At March 31, 2012, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $195 million of loan modifications for the BPPR reportable segment and $13 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $3 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at March 31, 2012.

The commercial loan TDRs in non-performing status for the BPPR and BPNA reportable segments at March 31, 2012 amounted to $138 million and $13 million, respectively. Commercial loans that have been modified as part of loss mitigation efforts were evaluated for impairment, resulting in a specific reserve of $7 million for the BPPR reportable segment and none for the BPNA reportable segment at March 31, 2012.

Construction loans

As shown in Table 23, non-performing construction loans held-in-portfolio decreased by $27 million from December 31, 2011 to March 31, 2012 mostly related to the BPNA reportable segment, which decreased by $29 million when compared with December 31, 2011. This decrease was principally driven by the resolution of three large construction loans, unit sales on several projects and minimal inflows of new construction non-performing loans. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased from 40.1% at December 31, 2011 to 29.4% at March 31, 2012. The ratio of non-performing construction loans to construction loans held-in-portfolio was 43.7% at March 31, 2011.

For the quarter ended March 31, 2012, non-covered construction loans held-in-portfolio newly classified to non-performing status at the BPPR reportable segment amounted to $6 million, which represented a decrease of $6 million, when compared to the additions for quarter ended March 31, 2011. There were no additions to construction loans held-in-portfolio to non-performing status at the BPNA reportable segment, decreasing by $7 million when compared to the quarter ended March 31, 2011. The decline in non-performing loans inflows is attributable to a lower level of problem loans remaining in the portfolio, principally prompted by a significant portion of the BPPR reportable segment construction non-covered loans being classified as held-for-sale and the downsizing of the construction loan portfolio at the BPNA reportable segment.

Table 28 presents the changes in non-performing construction loans held in-portfolio for the quarter ended March 31, 2012 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 28 - Construction Loans HIP

	For the quarter ended March 31, 2012
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance	$53,859	$42,427	$96,286
Plus:
New non-performing loans	6,372	—	6,372
Advances on existing non-performing loans	—	125	125
Less:
Non-performing loans charged-off	(371)	(1,380)	(1,751)
Loans returned to accrual status / loan collections	(3,613)	(17,617)	(21,230)
Loans transferred to held-for-sale	—	(10,332)	(10,332)

Ending balance March 31, 2012	$56,247	$13,223	$69,470

In the non-covered loans held-in-portfolio, there were no construction loan relationships greater than $10 million in non-performing status at March 31, 2012, compared with 3 construction loan relationships with an aggregate outstanding principal balance of $38 million at December 31, 2011. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the Corporation as it continues to be impacted by current economic and real estate market conditions, particularly in Puerto Rico.

Construction loans net charge-offs for the quarter ended March 31, 2012, compared with the quarter ended March 31, 2011, decreased by $9.0 million, mostly driven by the BPPR, which decreased by $8.4 million. As explained above, this decrease is driven by lower problem loans as a result from the steps taken by the Corporation to mitigate the overall credit risk, and to lower portfolio balances. For the quarter ended March 31, 2012, the charge-offs associated to collateral dependent construction loans amounted to approximately $0.2 million and $1.2 million in the BPPR and BPNA reportable segments, respectively. Management has identified construction loans considered impaired and has charged-off specific reserves based on the value of the collateral.

Tables 29 and 30 provide information on construction non-performing loans at March 31, 2012, December 31, 2011, and March 31, 2011 and net charge-offs information for the quarters ended March 31, 2012, and March 31, 2011 for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 29 - Construction Non-Performing Loans and Net Charge-offs (BPPR)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPPR Reportable Segment:
Non-performing construction loans	$56,247	$53,859	$57,176
Non-performing construction loans to construction loans HIP, both excluding covered loans and loans held-for-sale	32.00%	33.47%	38.30%
Construction loan net charge-offs	$(371)		$8,021
Construction loan net charge-offs (annualized) to average construction loans HIP, excluding covered loans and loans held-for-sale	(0.89)%		22.74%

Table 30 - Construction Non-Performing Loans and Net Charge-offs (BPNA)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPNA Reportable Segment:
Non-performing construction loans	$13,223	$42,427	$69,373
Non-performing construction loans to construction loans HIP, excluding loans held-for-sale	21.74%	53.71%	49.34%
Construction loan net charge-offs	$166		$764
Construction loan net charge-offs (annualized) to average construction loans HIP, excluding loans held-for-sale	0.97%		1.88%

The allowance for loan losses corresponding to construction loans, represented 3.86% of that portfolio, excluding covered loans, at March 31, 2012, compared with 3.53% at December 31, 2011. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 13.15% at March 31, 2012, compared with 8.81% at December 31, 2011. The increase in the ratio was mostly driven by a lower level of non-performing loans, particularly at the BPNA reportable segment, due to the resolution of certain large impaired construction loans for which no allowance for loan losses was required at December 31, 2011.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $7 million or 3.80% of construction loans held-in-portfolio, excluding covered loans, at March 31, 2012, compared with $6 million or 3.63% at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses corresponding to the construction loan portfolio totaled $2.5 million or 4.05% of construction loans held-in-portfolio at March 31, 2012, compared to $2.6 million or 3.33% at December 31, 2011.

The construction loans held-in-portfolio, excluding covered loans, included $6 million in TDRs for the BPPR reportable segment and $13 million for the BPNA reportable segment at March 31, 2012. These TDRs were in non-performing status as of such date. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $97 thousand in the BPPR reportable segment and $348 thousand in the BPNA reportable segment at March 31, 2012. These construction TDR loans from the BPPR and BPNA reportable segments were evaluated for impairment, resulting in a specific reserve of $336 thousand for the BPPR reportable segment and none for the BPNA reportable segment at March 31, 2012.

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

Legacy loans

The legacy portfolio is comprised of commercial loans and construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

Legacy non-performing loans held-in-portfolio increased by $3 million from December 31, 2011 to March 31, 2012, which included an increase of $6 million in commercial loans, offset by a decline of $3 million in construction loans. Although problem loans have trended downward, reflecting relative improvements in the economic conditions, some borrowers within this portfolio may continue to face business challenges as a result of the economic environment. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio increased from 11.67% at December 31, 2011 to 13.09% at March 31, 2012. The ratio of non-performing legacy loans to legacy loans held-in-portfolio was 16.70% at March 31, 2011.

For the quarter ended March 31, 2012, additions to legacy loans in non-performing status at the BPNA reportable segment amounted to $17 million, a decrease of $6 million compared with the same quarter in 2011. The decrease in the inflows of non-performing legacy loans is principally driven by lower loan portfolio balance and problem loan resolutions, coupled with certain credit stabilization.

Table 31 presents the changes in non-performing legacy loans held in-portfolio for the quarter ended March 31, 2012 for the BPNA reportable segment.

Table 31 - Legacy Loans HIP

(Dollars in thousands)	BPNA
Beginning Balance	$75,660
Plus:
New non-performing loans	17,373
Advances on existing non-performing loans	16
Less:
Non-performing loans transferred to OREO	(3,370)
Non-performing loans charged-off	(8,489)
Loans returned to accrual status / loan collections	(1,441)
Loans transferred to held-for-sale	(672)

Ending balance March 31, 2012	$79,077

In the loans held-in-portfolio, there was one legacy loan relationship greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $16 million at both March 31, 2012 and December 31, 2011.

For the quarter ended March 31, 2012, legacy net charge-offs decreased by $16.7 million when compared with the quarter ended March 31, 2011, which consisted of commercial and construction loans by $10.4 million and $6.3 million, respectively. The decrease was mainly driven by the fact that prior periods were severely impacted by the U.S. mainland market conditions, as a result of decreases in property values, oversupply in certain areas and reduced absorption rates.

For the quarter ended March 31, 2012, the charge-offs associated to collateral dependent legacy loans amounted to approximately $0.4 million.

As explained above, the legacy loan portfolio has reflected improvements in the credit quality trends, when compared to the same period in 2011, prompted by the run-off of the portfolio, and by certain stabilization observed in the U.S. economic environment.

Table 32 provides information on legacy non-performing loans at March 31, 2012, December 31, 2011, and March 31, 2011 and net charge-offs information for the quarters ended March 31, 2012, and March 31, 2011 for the BPNA reportable segment.

Table 32 - Legacy Non-Performing Loans and Net Charge-offs

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPNA Reportable Segment:
Non-performing legacy loans	$79,077	$75,660	$150,117
Non-performing legacy loans to legacy loans HIP, excluding loans held-for-sale	13.09%	11.67%	16.70%
Legacy loan net charge-offs	$3,558		$20,249
Legacy loan net charge-offs (annualized) to average legacy loans HIP, excluding loans held-for-sale	2.23%		8.31%

The BPNA reportable segment legacy loan portfolio totaled $604 million at March 31, 2012, compared with $648 million at December 31, 2011. The allowance for loan losses related to legacy loans held-in-portfolio represented 9.06% of that portfolio at March 31, 2012, compared with 7.13% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 69.20% at March 31, 2012, compared with 61.10% at December 31, 2011. Despite improvements in key credit quality metrics, a slow economic recovery at the U.S. mainland can still challenge the legacy loan portfolio, as this portfolio is considered of a higher-risk profile.

Legacy loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. At March 31, 2012, the Corporation’s legacy loans held-in-portfolio included a total of $26 million of loan modifications for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. There were no commitments outstanding for these legacy loan TDRs in the BPNA reportable segment at March 31, 2012.

The legacy loan TDRs in non-performing status for the BPNA reportable segments at March 31, 2012 amounted to $26 million. Legacy loans that have been modified as part of loss mitigation efforts are evaluated individually for impairment. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at March 31, 2012.

Mortgage loans

Non-performing mortgage loans held-in-portfolio decreased by $19 million from December 31, 2011 to March 31, 2012, primarily as a result of a decrease of $16 million in the BPPR reportable segment, and a decrease of $3 million in the BPNA reportable segment. The decrease in the BPPR reportable segment was principally driven by (i) a reduction of loan repurchases under credit recourse arrangements, (ii) a higher level of residential mortgage TDRs returned to accrual status, and (iii) higher charge-offs. Nonetheless, the mortgage loan portfolio continues to be impacted by the economic conditions in Puerto Rico, as evidenced by high levels of non-performing mortgage loans and delinquency rates.

At March 31, 2012, additions to mortgage non-performing loans at the BPPR and BPNA reportable segments amounted to $187 million and $6 million, respectively. Although the state of the economy in Puerto Rico appears to be gradually improving, the residential real estate market remains distressed.

Table 33 presents the activity in non-performing mortgage loans held-in-portfolio for the BPPR and BPNA segments, and for the Corporation as a whole, for the quarter ended March 31, 2012.

Table 33 - Mortgage Loans HIP

	For the quarter ended March 31, 2012
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance	$649,279	$37,223	$686,502
Plus:
New non-performing loans	186,510	6,256	192,766
Less:
Non-performing loans transferred to OREO	(21,573)	(1,064)	(22,637)
Non-performing loans charged-off	(20,427)	(3,496)	(23,923)
Loans returned to accrual status / loan collections	(160,272)	(5,219)	(165,491)

Ending balance March 31, 2012	$633,517	$33,700	$667,217

For the quarter ended March 31, 2012, the Corporation’s mortgage loan net charge-offs to average mortgage loans held-in-portfolio ratio increased to 1.29%, compared with 0.74% for the quarter ended March 31, 2011. The increase in the mortgage loans net charge-off ratio was mainly due to higher losses in the BPPR and the BPNA reportable segments.

At the BPPR reportable segment, the mortgage loan net charge-offs for the quarter ended March 31, 2012 amounted to $12.2 million, an increase of $4.5 million, when compared to same period in 2011. This increased was not caused by deterioration in the inherent credit quality of this portfolio, but was principally due to revisions to the charge-off policy. During the first quarter of 2012, the Corporation enhanced its charge-off policy for the residential mortgage loan portfolio by including historical losses on recent other real estate owned (“OREO”) sales to determine the net realizable value to assess charge-offs once a loan becomes 180 days past due; previously, this was only done once the loan was foreclosed.

The BPPR reportable segment’s mortgage loans held-in-portfolio totaled $4.8 billion at March 31, 2012, compared with $4.7 billion at December 31, 2011. This slight increase is mainly associated with (i) loans repurchased under credit recourse arrangements and (ii) loans purchased and originated during the quarter ended March 31, 2012. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment totaled $97 million or 2.03% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2012 compared to $72 million or 1.54%, respectively, at December 31, 2011. This increase is principally driven by increases in the general reserve component due to higher level of net charge-offs and higher specific reserves component for residential mortgage loans restructured under loss mitigation programs.

Tables 34 and 35 provide information on non-performing mortgage loans at March 31, 2012, December 31, 2011, and March 31, 2011 and net charge-offs information for the quarters ended March 31, 2012 and March 31, 2011 for the both the BPPR (excluding covered loans) and BPNA reportable segments.

Table 34 - Mortgage Non-Performing Loans and Net Charge-offs (BPPR)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPPR Reportable Segment:
Non-performing mortgage loans	$633,517	$649,279	$551,756
Non-performing mortgage loans to mortgage loans HIP, both excluding covered loans and loans held-for-sale	13.31%	13.85%	13.69%
Mortgage loan net charge-offs	$12,226		$7,677
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding covered loans and loans held-for-sale	1.07%		0.85%

Table 35 - Mortgage Non-Performing Loans and Net Charge-offs (BPNA)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPNA Reportable Segment:
Non-performing mortgage loans	$33,700	$37,223	$26,350
Non-performing mortgage loans to mortgage loans HIP, excluding loans held-for-sale	4.05%	4.49%	3.05%
Mortgage loan net charge-offs	$5,228		$570
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP, excluding loans held-for-sale	2.53%		0.26%

The net charge-offs for BPNA’s mortgage loan portfolio amounted to approximately $5.2 million for the quarter ended March 31, 2012, an increase of $4.7 million when compared to the same quarter in 2011. For the quarter ended March 31, 2011, there were low levels of net charge-offs for BPNA’s non-conventional mortgage loans held in portfolio since most of the non-performing portfolio was classified as held-for-sale and adjusted to fair value in December 2010, and subsequently sold during first quarter of 2011. The increase in BPNA’s mortgage loan net charge-offs for the first quarter of 2012 was due to the normal flow of loans into late stage delinquency.

The BPNA reportable segment mortgage loan portfolio totaled $831 million at March 31, 2012, compared with $829 million at December 31, 2011. BPNA’s non-conventional mortgage loan portfolio outstanding at March 31, 2012 amounted to approximately $483 million with a related allowance for loan losses of $22 million, which represents 4.63% of that particular loan portfolio, compared with $490 million with a related allowance for loan losses of $24 million or 4.81%, respectively, at December 31, 2011. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $3.5 million or 2.85% of net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended March 31, 2012. There were no net charge-offs for BPNA’s non-conventional mortgage loan portfolio for the quarter ended March 31, 2011, since this portfolio was classified as held-for-sale and adjusted to fair value in December 31, 2010.

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five to ten years, depending on the borrower’s payment capacity. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At March 31, 2012, the mortgage loan TDRs for the BPPR and BPNA reportable segments amounted to $461 million (including $96 million guaranteed by U.S. sponsored entities) and $52 million, respectively, of which $223 million and $9 million, respectively, were in non-performing status. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $27 million and $14 million for the BPPR and BPNA reportable segments, respectively, at March 31, 2012, compared to $15 million and $14 million, respectively, at December 31, 2011.

Consumer loans

Non-performing consumer loans, excluding covered loans, decreased by $2 million from December 31, 2011 to March 31, 2012, as a result of a decrease of $4 million in the BPPR reportable segment, partially offset by a slight increase of $2 million in the BPNA reportable segment. The decrease in the BPPR reportable segment was principally related to an overall improvement in the consumer lines of business, mainly personal and auto loans, as the portfolios continue to reflect signs of a more stable credit performance. The slight increase in the BPNA reportable segment was primarily associated with home equity lines of credit and closed-end second mortgages, which are categorized by the Corporation as consumer loans. In overall, this portfolio has experienced improvements in terms of delinquencies and net charge-offs.

Additions to consumer non-performing loans for the quarter ended March 31, 2012 amounted to $27 million and $14 million for the BPPR and BPNA reportable segments, respectively. When compared to the same quarter in 2011, additions to consumer non-performing loans at the BPPR reportable segment increased slightly by $1 million, while additions to consumer non-performing loans at the BPNA reportable segment increased by $3 million, driven principally by the HELOCs portfolio.

The Corporation’s consumer loan net charge-offs as a percentage of average consumer loans held-in-portfolio decreased from 4.90% for the quarter ended March 31, 2011 to 3.58% for the quarter ended March 31, 2012. The decrease in the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in both segments was attributable to an improvement in the delinquency levels, as the portfolios continue to reflect signs of a more stable credit performance.

The consumer loans held-in-portfolio, excluding covered loans, included $138 million in TDRs for the BPPR reportable segment and $2 million for the BPNA reportable segment, which were considered TDRs at March 31, 2012. There were $5 million in consumer TDR loans in non-performing status for the BPPR reportable segment and $1 million at the BPNA reportable segment at March 31, 2012.

Tables 36 and 37 provide information on consumer non-performing loans at March 31, 2012, December 31, 2011, and March 31, 2011 and net charge-offs information for the quarters ended March 31, 2012 and March 31, 2011 for the BPPR and BPNA reportable segments.

Table 36 - Consumer Non-Performing Loans and Net Charge-offs (BPPR)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPPR Reportable Segment:
Non-performing consumer loans	$27,128	$31,291	$34,585
Non-performing consumer loans to consumer loans HIP, both excluding covered loans and loans held-for-sale	0.92%	1.05%	1.21%
Consumer loan net charge-offs	$24,131		$28,414
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding covered loans and loans held-for-sale	3.25%		3.95%

Table 37 - Consumer Non-Performing Loans and Net Charge-offs (BPNA)

	For the quarters ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
BPNA Reportable Segment:
Non-performing consumer loans	$14,560	$12,377	$19,311
Non-performing consumer loans to consumer loans HIP, excluding loans held-for-sale	2.13%	1.76%	2.50%
Consumer loan net charge-offs	$8,634		$16,562
Consumer loan net charge-offs (annualized) to average consumer loans HIP, excluding loans held-for-sale	4.97%		8.34%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $4.9 million or 5.45% of those particular average loan portfolios for the quarter ended March 31, 2012, compared with $11.3 million or 10.52%, respectively, for the quarter ended March 31, 2011. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2012 totaled $353 million with a related allowance for loan losses of $22 million, representing 6.32% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2011 totaled $365 million with a related allowance for loan losses of $24 million, representing 6.56% of that particular portfolio. At March 31, 2012, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $270 thousand and $529 thousand, respectively, representing 0.04% and 0.08%, respectively, of the consumer loan portfolio of the BPNA reportable segment. At March 31, 2012, 42% are paying the minimum amount due on the home equity lines of credit. At March 31, 2012, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Other real estate

Other real estate represents real estate property acquired through foreclosure. Other real estate not covered under loss sharing agreements with the FDIC increased by $21 million from December 31, 2011 to March 31, 2012. The increase, driven by the impact of the economic conditions, was experienced at both reportable segments and included both residential and commercial real estate properties. Defaulted loans have increased, and these loans move through the foreclosure process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of other real estate units on hand.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $111 million at March 31, 2012, compared with $109 million at December 31, 2011. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the first quarter of 2012, the Corporation recorded additions of $53 million to other real estate, sold $17 million of foreclosed properties, recorded write-downs of $13 million and recognized other negative adjustments of approximately $1 million.

Updated appraisals or third-party opinions of value (“BPOs”) are obtained to adjust the values of the other real estate assets. Commencing in 2011, the appraisal for a commercial or construction other real estate property with a book value greater than $1 million is updated annually and if lower than $1 million it is updated at least every two years. For residential other real estate property, the Corporation requests third-party BPOs or appraisals generally on an annual basis. Appraisals may be adjusted due to age, collateral inspections and property profiles or due to general marked conditions. The adjustments applied are based upon internal information like other appraisals for the type of properties and loss severity information that can provide historical trends in the real estate market, and may change from time to time based on market conditions.

For commercial and construction other real estate properties at the BPPR reportable segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 10% to 45%, including estimated cost to sell. For commercial and construction properties at the BPNA reportable segment, the most typically applied collateral discount rate is 30%. This discount was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

In the case of the BPPR reportable segment, appraisals and BPOs of the subject residential properties were subject to downward adjustments of up to approximately 24.26%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 5%.

Troubled debt restructurings

Tables 38 and 39 present the loans classified as TDRs according to their accruing status at March 31, 2012 and December 31, 2011.

Table 38 - TDRs (March 31, 2012)

		March 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$56,633	$151,050	$207,683
Construction	—	18,713	18,713
Legacy	—	26,117	26,117
Mortgage	281,570	231,535	513,105
Leases	2,503	2,910	5,413
Consumer	135,086	5,323	140,409

	$475,792	$435,648	$911,440

Table 39 - TDRs (December 31, 2011)

		December 31, 2011
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$36,848	$171,520	$208,368
Construction	—	28,024	28,024
Legacy	—	26,906	26,906
Mortgage	252,277	218,715	470,992
Leases	3,085	3,118	6,203
Consumer	134,409	5,848	140,257

	$426,619	$454,131	$880,750

The Corporation’s TDR loans totaled $911 million at March 31, 2012, an increase of $31 million, or 3%, from December 31, 2011. The increase was mainly due to the intensification of loss mitigation efforts on the mortgage loan portfolio. Mortgage TDRs increased by $42 million, or 9%, during the quarter ended on March 31, 2012, including $29 million of accruing loans of which $7 million were guaranteed by U.S. sponsored agencies.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Allowance for Loan Losses

Non-Covered loan portfolio

The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the loan portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a quarterly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular Inc.’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors.

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected.

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. As explained in the Critical Accounting Policies / Estimates section of this MD&A, during the first quarter of 2012, the Corporation revised the estimation process for evaluating the adequacy of its allowance for loan losses for the Corporation’s commercial and construction loan portfolios by by (i) establishing a more granular stratification of the commercial and construction loan portfolios to enhance the homogeneity of the loan classes and (ii) increasing the look-back period for assessing the recent trends applicable to the determination of commercial and construction loan net charge-offs from 6 months to 12 months.

Tables 40 to 42 set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at March 31, 2012, December 31, 2011, and March 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 40 - Composition of ALLL (March 31, 2012)

March 31, 2012
(Dollars in thousands)	Commercial	Construction	Legacy	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$12,998	$1,013	$765	$1,344	$40,946	$18,990	$76,056
Impaired loans [1]	$552,152	$64,149	$47,731	$5,412	$450,754	$138,200	$1,258,398

Specific ALLL to impaired loans [1]	2.35%	1.58%	1.60%	24.83%	9.08%	13.74%	6.04%

General ALLL	$300,581	$8,120	$53,960	$3,623	$84,533	$137,895	$588,712
Loans held-in-portfolio, excluding impaired loans [1]	$9,316,090	$172,430	$556,143	$537,902	$5,140,991	$3,496,720	$19,220,276
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.23%	4.71%	9.70%	0.67%	1.64%	3.94%	3.06%

Total ALLL	$313,579	$9,133	$54,725	$4,967	$125,479	$156,885	$664,768
Total non-covered loans held-in-portfolio [1]	$9,868,242	$236,579	$603,874	$543,314	$5,591,745	$3,634,920	$20,478,674

ALLL to loans held-in-portfolio [1]	3.18%	3.86%	9.06%	0.91%	2.24%	4.32%	3.25%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2012, the general allowance on the covered loans amounted to $106 million while the specific reserve amounted to $32 million.

Table 41 - Composition of ALLL (December 31, 2011)

December 31, 2011
(Dollars in thousands)	Commercial	Construction	Legacy	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$11,738	$289	$57	$793	$29,063	$17,046	$58,986
Impaired loans [1]	$556,329	$91,710	$48,890	$6,104	$382,880	$140,108	$1,226,021

Specific ALLL to impaired loans [1]	2.11%	0.32%	0.12%	12.99%	7.59%	12.17%	4.81%

General ALLL	$357,694	$8,192	$46,171	$3,858	$73,198	$142,264	$631,377
Loans held-in-portfolio, excluding impaired loans [1]	$9,416,998	$148,229	$599,519	$542,602	$5,135,580	$3,533,647	$19,376,575
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.80%	5.53%	7.70%	0.71%	1.43%	4.03%	3.26%

Total ALLL	$369,432	$8,481	$46,228	$4,651	$102,261	$159,310	$690,363
Total non-covered loans held-in-portfolio [1]	$9,973,327	$239,939	$648,409	$548,706	$5,518,460	$3,673,755	$20,602,596

ALLL to loans held-in-portfolio [1]	3.70%	3.53%	7.13%	0.85%	1.85%	4.34%	3.35%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2011, the general allowance on the covered loans amounted to $98 million while the specific reserve amounted to $27 million.

Table 42 - Composition of ALLL (March 31, 2011)

March 31, 2011
(Dollars in thousands)	Commercial	Construction	Legacy	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$9,726	$—	$—	$—	$8,166	$—	$17,892
Impaired loans [1]	$449,079	$124,824	$104,017	$—	$147,026	$—	$824,946

Specific ALLL to impaired loans [1]	2.17%	—%	—%	—%	5.55%	—%	2.17%

General ALLL	$337,565	$33,577	$69,911	$6,608	$71,944	$189,849	$709,454
Loans held-in-portfolio, excluding impaired loans [1]	$9,952,206	$165,059	$794,755	$565,881	$4,748,656	$3,625,286	$19,851,843
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.39%	20.34%	8.80%	1.17%	1.52%	5.24%	3.57%

Total ALLL	$347,291	$33,577	$69,911	$6,608	$80,110	$189,849	$727,346
Total non-covered loans held-in-portfolio [1]	$10,401,285	$289,883	$898,772	$565,881	$4,895,682	$3,625,286	$20,676,789

ALLL to loans held-in-portfolio [1]	3.34%	11.58%	7.78%	1.17%	1.64%	5.24%	3.52%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2011 the general allowance on the covered loans amounted to $9 million while there was no specific reserve.

At March 31, 2012, the allowance for loan losses, excluding covered loans, decreased by approximately $26 million from December 31, 2011. It represented 3.25% of non-covered loans held-in-portfolio at March 31, 2012, compared with 3.35% at December 31, 2011. This decrease in the allowance for loan losses considers reductions in the Corporation’s general reserves of approximately $43 million, offset by an increase of $17 million in the specific reserves. The decrease in the Corporation’s allowance for loan losses from December 31, 2011 to March 31, 2012 was primarily driven by the revisions made to the general reserve estimation process for the commercial and construction loan portfolios, as described above. The net effect of these changes amounted to a $24.8 million reduction in the Corporation’s allowance for loan losses, resulting from a reduction of $40.5 million due to the enhancements to the allowance for loan losses methodology, offset in part by a $15.7 million increase in environmental factor reserves due to the Corporation’s decision to monitor recent trends in its commercial loan portfolio at the BPPR reportable segment that although improving, continue to warrant additional scrutiny. The increase from December 31, 2011 to March 31, 2012 in the Corporation’s recorded investment in loans that were individually evaluated for impairment and their specific allowance for loan losses was mainly related to consumer and mortgage TDRs, due to the intensification of loss mitigation efforts.

At March 31, 2012, the allowance for loan losses for non-covered loans of the BPPR reportable segment totaled $448 million or 3.01% of non-covered loans held-in-portfolio, compared with $453 million or 3.06% of non-covered loans held in portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $22 million in the general reserve component, when compared to December 31, 2011, mainly due to a lower net charge-off trend in the commercial loan portfolio. The reduction also includes the aforementioned net benefit of $7.1 million related to the revisions made to the general reserve estimation process for the commercial and construction loan portfolios, net of the increase due to environmental factor reserves. These improvements were partially offset by higher reserve requirements for the consumer and residential mortgage loan portfolios due to higher net charge-offs and specific reserve requirements for loans restructured under loss mitigation programs.

The allowance for loan losses of the BPNA reportable segment totaled $217 million or 3.87% of loans held in portfolio, compared with $237 million or 4.11% of loans held-in-portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $21 million in the general reserve component, when compared to December 31, 2011. This reduction considers a $17.7 million impact related to the enhancements to the allowance for loan losses methodology, coupled with lower loss trends across all portfolios, as the U.S. mainland continues to reflect improved credit performance.

Table 43 presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at March 31, 2012, December 31, 2011, and March 31, 2011.

Table 43 - Impaired Loans (Non-covered loans)

	March 31, 2012		December 31, 2011		March 31, 2011
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$692.3	$76.1	$632.9	$59.0	$187.6	$17.9
No valuation allowance required	566.1	—	593.1	—	637.3	—

Total impaired loans	$1,258.4	$76.1	$1,226.0	$59.0	$824.9	$17.9

With respect to the $566 million portfolio of impaired loans for which no allowance for loan losses was required at March 31, 2012, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $566 million impaired loans with no valuation allowance were mostly collateral dependent loans for which management performed an analysis based on the fair value of the collateral less estimated costs to sell, and determined that the collateral was deemed adequate to cover any inherent losses at March 31, 2012.

Average impaired loans during the quarters ended March 31, 2012 and March 31, 2011 were $1.2 billion and $812 million, respectively. The Corporation recognized interest income on impaired loans of $8.0 million and $3.3 million for the quarters ended March 31, 2012 and 2011, respectively. This increase was mainly driven by interest income from residential mortgage TDRs of the BPPR reportable segment.

Tables 44 and 45 set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended March 31, 2012 and 2011.

Table 44 - Activity in Specific ALLL for the Quarter Ended March 31, 2012

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Consumer Loans	Leasing	Total
Specific allowance for loan losses at December 31, 2011	$11,738	$289	$29,063	$57	$17,046	$793	$58,986
Provision for impaired loans	32,494	2,079	13,457	1,065	1,944	551	51,590
Less: Net charge-offs	(31,234)	(1,355)	(1,574)	(357)	—	—	(34,520)

Specific allowance for loan losses at March 31, 2012	$12,998	$1,013	$40,946	$765	$18,990	$1,344	$76,056

Table 45 - Activity in Specific ALLL for the Quarter Ended March 31, 2011

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Total
Specific allowance for loan losses at December 21, 2010	$8,550	$216	$5,004	$—	$13,770
Provision for impaired loans	38,934	9,203	17,618	1,738	67,493
Recoveries related to loans transferred to LHFS	—	—	(13,807)	—	(13,807)
Less: Net charge-offs	(37,758)	(9,419)	(649)	(1,738)	(49,564)

Specific allowance for loan losses at March 31, 2011	$9,726	$—	$8,166	$—	$17,892

For the quarter ended March 31, 2012, total net charge-offs for individually evaluated impaired loans amounted to approximately $34.5 million, of which $19.8 million pertained to the BPPR reportable segment and $14.7 million to the BPNA reportable segment. Most of these net charge-offs were related both BPPR and BPNA reportable segments commercial loan portfolios. As compared to the quarter ended March 31, 2011, the decrease in charge-offs for construction loans considered impaired was mainly to lower level of problem loans in the remaining portfolio.

The Corporation requests updated appraisal reports from pre-approved appraisers for loans that are considered impaired, and individually analyzes them following the Corporation’s reappraisal policy. This policy requires updated appraisals for loans secured by real estate (including construction loans) either annually or every two years depending on the total exposure of the borrower. As a general procedure, the Corporation internally reviews appraisals as part of the underwriting and approval process and also for credits considered impaired. Generally, the specialized appraisal review unit of the Corporation’s Credit Risk Management Division internally reviews appraisals following certain materiality benchmarks. In addition to evaluating the reasonability of the appraisal reports, these reviews monitor that appraisals are performed following the Uniform Standards of Professional Appraisal Practice (“USPAP”).

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 10% to 45% (including costs to sell). At March 31, 2012, the weighted average discount rate for the BPPR reportable segment was 21%.

For commercial and construction loans at the BPNA reportable segment, downward adjustments to the collateral value currently range from 30% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At March 31, 2012, the weighted average discount rate for the BPNA reportable segment was 34%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR reportable segment, BPOs of the subject collateral properties are currently subject to downward adjustment (cost to sell) of 5%. In the case of the U.S. mortgage loan portfolio, a 30% haircut is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

Table 46 presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2012.

Table 46 - Non-covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2012
	Total Impaired Loans – Held-in-portfolio (HIP)		Impaired Loans with Appraisals Over One- Year Old [1]
(In thousands)	# of Loans	Outstanding Principal Balance
Total commercial	366	$498,427	28%
Total construction	25	$61,448	17%
Total legacy	35	$47,731	27

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended March 31, 2012 is presented in Table 47.

Table 47 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

	March 31, 2012
	“As is”			“As developed”
(In thousands)	Count	Amount in $	As a % of total construction impaired loans HIP	Count	Amount in $	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio [1]	27	$51,253	56%	9	$40,697	44%	91%

[1]	Includes $27.8 million of constructions loans from the BPNA legacy portfolio.

At March 31, 2012, the Corporation accounted for $41 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

Costs to complete are deducted from the subject “as developed” collateral value on impaired construction loans. Impairment determinations are calculated following the collateral dependent method, comparing the outstanding principal balance of the respective impaired construction loan against the expected realizable value of the subject collateral. Realizable values of subject collaterals have been defined as the “as developed” appraised value less costs to complete, costs to sell and discount factors. Costs to complete represent an estimate of the amount of money to be disbursed to complete a particular phase of a construction project. Costs to sell have been determined as a percentage of the subject collateral value, to cover related collateral disposition costs (e.g. legal and commission fees). As discussed previously, discount factors may be applied to the appraised amounts due to age or general market conditions.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $138 million at March 31, 2012, compared to $125 million at December 31, 2011. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $95 million at March 31, 2012; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $43 million at March 31, 2012. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC Subtopic 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for loans individually evaluated for impairment. Concurrently, the Corporation records an increase in the FDIC loss share asset for the expected reimbursement from the FDIC under the loss sharing agreements.

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 30 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico. The Puerto Rico economy has experienced recessionary conditions since 2006. Based on preliminary information published by the Puerto Rico Planning Board (the “Planning Board”), the Puerto Rico real gross national product decreased an estimated 1.5% during fiscal year ended June 30, 2011.

The Planning Board forecasts positive growth in fiscal 2012 and fiscal 2013 with estimates of 0.9% and 1.1%, respectively. Total employment, including self-employed and agriculture, amounted to 1.092 million jobs as of March 2012, compared with 1.097 million jobs in February 2012 and 1.064 million jobs in March 2011. The unemployment rate amounted to 15%, unchanged from February 2012 and down from 16.2% in March 2011.

Economic growth is still challenged by a lack of job growth and a housing sector that remains under pressure, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted transactions.

During 2011, the Puerto Rico government signed into law several economic and fiscal measures to help counter the prolonged recession. The implementation of a temporary excise tax on certain multinational manufacturers allowed the government to implement a reduction in individual taxes that is expected to add nearly $1 billion annually to consumers’ purchasing power. The marginal corporate tax rate in Puerto Rico was also reduced from 39% to 30% in January 2011.

General fund net revenues of the government during the first eight months of fiscal year 2012 (July 2011 to February 2012) amounted to $4.95 billion, a 15.2% year-over-year increase. Proceeds slated for infrastructure work from government bond issues held in the fourth quarter of 2011 amounted to approximately $1.5 billion, according to the GDB.

Investment in construction for fiscal year 2011 reached $3.842 billion or 4.7% above fiscal year 2010, according to the Planning Board. In real prices this represented a 2.2% increase during the same period of the previous fiscal year, making it the first positive fiscal year for investment in construction after the values at constant prices fell for seven consecutive years.

In 2010, the government also enacted a housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives, which were extended until December 2012 with minor modifications, include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, exemption on long-term capital gain tax in future sale of new properties and no property taxes for five years on new housing, among others. The incentives, together with the current environment of low interest rates, continue to attract home buyers into the market.

Tourism reflected a significant pickup in visitors during 2011. The monthly average of 183,224 in tourist hotel registrations for 2011 marked a 10-year high. Hotel registrations increased 6.7% on an annual basis during the year 2011, compared with a 4% increase in 2010.

While the higher number of visitors has yet to produce significant job gains in that sector, it has paved the way for more investments in the high-end sector of the market, including The Dorado Beach Ritz Reserve hotel, which is scheduled to open in late 2012.

The Puerto Rico economy, however, continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. Lingering effects from the prolonged recession are still reflected in limited loan demand and in high levels of non-performing assets, loan loss provisions and charge-offs. If the price of crude oil increases and if global economic conditions worsen, those adverse effects could continue. Also, a potential reduction in consumer spending may also impact growth in the Corporation’s other interest and non-interest revenues.

On April 17, 2012, Moody’s Investors Service placed the ratings of the Puerto Rico Sales Tax Financing Corporation’s (COFINA) outstanding senior and subordinated sales tax revenue bonds on review for possible downgrade. The review falls within the framework of the rating agency’s recently published US Public Finance Special Tax Methodology. The senior and subordinated COFINA bonds are currently rated Aa2 and A1, respectively.

On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’, with negative outlook. Moody’s new Baa1 rating is at par with Fitch’s BBB+ and one notch above the BBB rating Puerto Rico received from S&P last March when the latter upgraded Puerto Rico’s credit rating for the first time in 28 years.

At March 31, 2012, the Corporation had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $0.3 billion were uncommitted lines of credit. Of these total credit facilities granted, $0.9 billion were outstanding at March 31, 2012. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at March 31, 2012, the Corporation had outstanding $155 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Of that total, $151 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $641 million of residential mortgages and $204 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2012. On August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and FHLMC, and other agencies with securities linked to long-term U.S. government debt. These downgrades could have a material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) and FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”)

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the new requirement in ASU 2011-05 to present components of reclassification adjustments out of accumulated other comprehensive income on the face of the income statement by income statement line item.

The Corporation adopted the provisions of these two guidance in the first quarter of 2012. The guidance impacts presentation disclosure only and did not have an impact on the Corporation’s financial condition or results of operations.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

The FASB issued ASU 2011-11 in December 2011. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. To meet this objective, entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement or similar arrangement shall disclose the following quantitative information separately for assets and liabilities in tabular format: a) gross amounts of recognized assets and liabilities; b) amounts offset to determine the net amount presented in the balance sheet; c) net amounts presented in the balance sheet; d) amounts subject to an enforceable master netting agreement or similar arrangement not otherwise included in (b), including: amounts related to recognized financial instruments and other derivatives instruments if either management makes an accounting election not to offset or the amounts do not meet the guidance in ASC Section 210-20-45 or ASC Section 815-10-45, and also amounts related to financial collateral (including cash collateral); and e) the net amount after deducting the amounts in (d) from the amounts in (c).

In addition to these tabular disclosures, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Corporation’s financial condition or results of operations.

FASB Accounting Standards Update 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (“ASU 2011-10”)

The FASB issued ASU 2011-10 in December 2011. The objective of this ASU is to resolve the diversity in practice about whether the guidance in ASC Subtopic 360-20, “Property, Plant, and Equipment Real Estate Sales” applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in ASC Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under ASC Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.

ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted; however, the Corporation is not early adopting this ASU.

The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued Accounting Standards Update (“ASU”) No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it did not impact the Corporation’s consolidated financial statements for the quarter ended March 31, 2012.

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

The new guidance was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively and early application was not permitted.

The Corporation adopted this guidance on the first quarter of 2012. It did not have a material impact on the Corporation’s consolidated financial statements. Refer to Notes 21 and 22 for additional fair value disclosures included for the quarter ended March 31, 2012.

FASB Accounting Standards Update 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”)

The FASB issued ASU 2011-03 in April 2011. The amendment of this ASU affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The ASU modifies the criteria for determining when these transactions would be accounted for as financings (secured borrowings / lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). This ASU does not affect other transfers of financial assets. ASC Topic 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over transferred financial assets.

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

The new guidance was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application was not permitted.

The adoption of this guidance on January 1, 2012 did not have an impact on the Corporation’s consolidated financial statements for the quarter ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2011 Annual Report.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 18, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I -Item 1A - Risk Factors” in our 2011 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2011 Annual Report.

There have been no material changes to the risk factors previously disclosed under Item 1A. of the Corporation’s 2011 Annual Report, except for risks relating to the reverse stock split which are included in the disclosures below.

The risks described in our 2011 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

RISKS RELATING TO THE REVERSE STOCK SPLIT

There can be no assurance that the total market capitalization of our Common Stock (the aggregate value of all Common Stock at the then market price) after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of Common Stock following the reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

On April 27, 2012, the stockholders of the Corporation approved an amendment to the Corporation’s Restated Certificate of Incorporation to effect a reverse stock split of the Corporation’s Common Stock of 1-for-10, together with a corresponding reduction in the number of authorized shares of its Common Stock. The amendment will become effective upon the filing of a certificate of amendment to the Restated Certificate of Incorporation with the Puerto Rico Department of State or at such later date and time specified in that certificate of amendment (the “effective date”). The reverse split is expected to become effective at 11:59 p.m. Atlantic Standard Time on May 29, 2012. If effective on that date, the Corporation’s Common Stock will begin trading on a split-adjusted basis when the market opens on May 30, 2012. There can be no assurance that the market price per new share of Common Stock after the reverse stock split will increase in proportion to the reduction in the number of shares of Common Stock outstanding before the reverse stock split. For example, based on the closing price of Common Stock on March 31, 2012 of $2.05 per share, following the effectiveness of the 1-for-10 reverse stock split, there can be no assurance that the post-split market price of Common Stock would be $20.50 per share or greater.

A decline in the market price of our Common Stock after a reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split.

If the market price of our Common Stock declines following the effectiveness of the reverse stock split, the percentage decline may be greater than would occur in the absence of the reverse stock split. However, the market price of our Common Stock will also be based on our performance and other factors, which are unrelated to the number of shares of Common Stock outstanding.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2012 under the 2004 Omnibus Incentive Plan.

Not in thousands	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [a]
January 1 - January 31	—	—	—	—
February 1 - February 29	1,575,655	$1.68	—	—
March 1 - March 31	—	—	—	—

Total March 31, 2012	1,575,655	$1.68	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 10, 2012	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: May 10, 2012	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller