Form 10-Q
period 2012-06-30
POPULAR INC
filed 2012-08-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 102,856,169 shares outstanding as of July 31, 2012.

POPULAR, INC .

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$515,338	$535,282

Money market investments:
Federal funds sold	5,455	75,000
Securities purchased under agreements to resell	234,738	252,668
Time deposits with other banks	709,635	1,048,506

Total money market investments	949,828	1,376,174

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	356,624	402,591
Other trading securities	60,845	33,740
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	939,286	1,737,868
Other investment securities available-for-sale	4,137,511	3,271,955
Investment securities held-to-maturity, at amortized cost (fair value at June 30, 2012— $126,523; December 31, 2011—$125,254)	124,646	125,383
Other investment securities, at lower of cost or realizable value (realizable value at June 30, 2012 - $175,948; December 31, 2011—$181,583)	174,287	179,880
Loans held-for-sale, at lower of cost or fair value	364,537	363,093

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,763,610	20,703,192
Loans covered under loss sharing agreements with the FDIC	4,016,330	4,348,703
Less—Unearned income	97,801	100,596
Allowance for loan losses	766,030	815,308

Total loans held-in-portfolio, net	23,916,109	24,135,991

FDIC loss share asset	1,631,594	1,915,128
Premises and equipment, net	527,027	538,486
Other real estate not covered under loss sharing agreements with the FDIC	226,629	172,497
Other real estate covered under loss sharing agreements with the FDIC	125,093	109,135
Accrued income receivable	122,320	125,209
Mortgage servicing assets, at fair value	155,711	151,323
Other assets	1,577,794	1,462,393
Goodwill	647,757	648,350
Other intangible assets	59,243	63,954

Total assets	$36,612,179	$37,348,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,578,487	$5,655,474
Interest bearing	21,836,293	22,286,653

Total deposits	27,414,780	27,942,127

Assets sold under agreements to repurchase	1,426,636	2,141,097
Other short-term borrowings	316,200	296,200
Notes payable	1,877,583	1,856,372
Other liabilities	1,555,743	1,193,883

Total liabilities	32,590,942	33,429,679

Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 102,832,457 shares issued at June 30, 2012 (December 31, 2011—102,634,640) and 102,824,323 shares outstanding (December 31, 2011—102,590,457)	1,028	1,026
Surplus	4,127,216	4,123,898
Accumulated deficit	(100,440)	(212,726)
Treasury stock—at cost, 8,134 shares at June 30, 2012 (December 31, 2011—44,183)	(144)	(1,057)
Accumulated other comprehensive loss, net of tax	(56,583)	(42,548)

Total stockholders’ equity	4,021,237	3,918,753

Total liabilities and stockholders’ equity	$36,612,179	$37,348,432

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2012	2011	2012	2011
Interest income:
Loans	$389,342	$442,460	$777,284	$865,835
Money market investments	964	926	1,912	1,873
Investment securities	43,813	53,723	88,883	106,098
Trading account securities	5,963	9,790	11,854	18,544

Total interest income	440,082	506,899	879,933	992,350

Interest expense:
Deposits	48,514	70,672	100,193	147,551
Short-term borrowings	13,044	13,719	26,627	27,734
Long-term debt	37,324	47,966	74,331	99,164

Total interest expense	98,882	132,357	201,151	274,449

Net interest income	341,200	374,542	678,782	717,901
Provision for loan losses—non-covered loans	81,743	95,712	164,257	155,474
Provision for loan losses—covered loans	37,456	48,605	55,665	64,162

Net interest income after provision for loan losses	222,001	230,225	458,860	498,265

Service charges on deposit accounts	46,130	46,802	92,719	92,432
Other service fees	62,027	58,307	128,066	116,959
Net loss on sale and valuation adjustments of investment securities	(349)	(90)	(349)	(90)
Trading account (loss) profit	(7,283)	874	(9,426)	375
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(15,397)	(12,782)	74	(5,538)
Adjustments (expense) to indemnity reserves on loans sold	(5,398)	(9,454)	(9,273)	(19,302)
FDIC loss share income (expense)	2,575	38,670	(12,680)	54,705
Fair value change in equity appreciation instrument	—	578	—	8,323
Other operating income	11,419	1,255	28,501	40,664

Total non-interest income	93,724	124,160	217,632	288,528

Operating expenses:
Personnel costs	116,336	110,959	237,827	217,099
Net occupancy expenses	24,963	25,957	49,125	50,543
Equipment expenses	10,900	10,761	22,241	22,797
Other taxes	12,074	14,623	25,512	26,595
Professional fees	52,127	49,479	100,232	96,167
Communications	6,645	7,188	13,776	14,398
Business promotion	16,980	11,332	29,830	21,192
FDIC deposit insurance	22,907	27,682	47,833	45,355
Loss on early extinguishment of debt	25,072	289	25,141	8,528
Other real estate owned (OREO) expenses	2,380	6,440	16,545	8,651
Other operating expenses	34,964	14,835	50,860	41,014
Amortization of intangibles	2,531	2,255	5,124	4,510

Total operating expenses	327,879	281,800	624,046	556,849

(Loss) income before income tax	(12,154)	72,585	52,446	229,944
Income tax (benefit) expense	(77,893)	(38,100)	(61,701)	109,127

Net Income	$65,739	$110,685	$114,147	$120,817

Net Income Applicable to Common Stock	$64,809	$109,754	$112,286	$118,956

Net Income per Common Share—Basic	$0.63	$1.07	$1.10	$1.16

Net Income per Common Share—Diluted	$0.63	$1.07	$1.10	$1.16

Dividends Declared per Common Share	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter ended, June 30,		Six months ended, June 30,
(In thousands)	2012	2011	2012	2011
Net income	$65,739	$110,685	$114,147	$120,817

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(860)	(1,137)	(946)	(1,728)
Reclassification adjustment for losses included in net income	—	—	—	10,084
Adjustment of pension and postretirement benefit plans	—	—	—	—
Amortization of net losses	6,290	3,245	12,579	6,487
Amortization of prior service cost	(50)	(240)	(100)	(480)
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(18,573)	50,779	(26,455)	30,801
Reclassification adjustment for losses included in net income	349	90	349	90
Unrealized net (losses) gains on cash flow hedges	(1,408)	485	(1,698)	434
Reclassification adjustment for net losses (gains) included in net income	290	51	1,347	(884)

Other comprehensive (loss) income before tax	(13,962)	53,273	(14,924)	44,804
Income tax benefit (expense)	1,164	(5,500)	889	(4,072)

Total other comprehensive (loss) income, net of tax	(12,798)	47,773	(14,035)	40,732

Comprehensive income, net of tax	$52,941	$158,458	$100,112	$161,549

Tax effect allocated to each component of other comprehensive (loss) income:

	Quarter ended June 30,		Six months ended, June 30,
(In thousands)	2012	2011	2012	2011
Underfunding of pension and postretirement benefit plans	$—	$—	$—	$—
Amortization of net losses	(1,710)	(822)	(3,420)	(1,643)
Amortization of prior service cost	(15)	(72)	(30)	(144)
Unrealized holding (losses) gains on securities available-for-sale arising during the period	2,554	(4,431)	4,235	(2,490)
Reclassification adjustment for losses included in net income	—	(14)	—	(14)
Unrealized net (losses) gains on cash flow hedges	422	(146)	509	(131)
Reclassification adjustment for net losses (gains) included in net income	(87)	(15)	(405)	350

Income tax benefit (expense)	$1,164	$(5,500)	$889	$(4,072)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Accumulated deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	$1,023	$50,160	$4,103,211	$(347,328)	$(574)	$(5,961)	$3,800,531
Net income				120,817			120,817
Issuance of stock	1		3,916				3,917
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(68)		(68)
Other comprehensive income, net of tax						40,732	40,732

Balance at June 30, 2011	$1,024	$50,160	$4,107,127	$(228,372)	$(642)	$34,771	$3,964,068

Balance at December 31, 2011	$1,026	$50,160	$4,123,898	$(212,726)	$(1,057)	$(42,548)	$3,918,753
Net income				114,147			114,147
Issuance of stock	2		3,318				3,320
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(150)		(150)
Common stock reissuance					1,063		1,063
Other comprehensive loss, net of tax						(14,035)	(14,035)

Balance at June 30, 2012	$1,028	$50,160	$4,127,216	$(100,440)	$(144)	$(56,583)	$4,021,237

Disclosure of changes in number of shares:					June 30, 2012	December 31, 2011	June 30, 2011
Preferred Stock:
Balance at beginning and end of period					2,006,391	2,006,391	2,006,391

Common Stock—Issued:
Balance at beginning of year					102,634,640	102,292,916	102,292,916
Issuance of stock					197,817	341,724	127,227

Balance at end of the period					102,832,457	102,634,640	102,420,143
Treasury stock					(8,134)	(44,183)	(22,353)

Common Stock—Outstanding					102,824,323	102,590,457	102,397,790

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$114,147	$120,817

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	219,922	219,636
Amortization of intangibles	5,124	4,510
Depreciation and amortization of premises and equipment	23,282	23,450
Net accretion of discounts and amortization of premiums and deferred fees	(15,677)	(64,498)
Impairment losses on net assets to be disposed of	—	8,743
Fair value adjustments on mortgage servicing rights	4,791	16,249
Fair value change in equity appreciation instrument	—	(8,323)
FDIC loss share expense (income)	12,680	(54,705)
FDIC deposit insurance expense	47,833	45,355
Adjustments (expense) to indemnity reserves on loans sold	9,273	19,302
Losses from investments under the equity method	4,217	218
Deferred income tax (benefit) expense	(154,686)	21,755
(Gain) loss on:
Disposition of premises and equipment	(6,864)	(1,992)
Early extinguishment of debt	24,950	—
Sale and valuation adjustments of investment securities	349	90
Sale of loans, including valuation adjustments on loans held-for-sale	(74)	5,538
Sale of equity method investment	—	(16,907)
Sale of other assets	(2,545)	—
Acquisitions of loans held-for-sale	(174,632)	(173,549)
Proceeds from sale of loans held-for-sale	145,588	65,667
Net disbursements on loans held-for-sale	(542,282)	(417,220)
Net (increase) decrease in:
Trading securities	543,077	319,024
Accrued income receivable	2,889	8,676
Other assets	10,553	(32,659)
Net increase (decrease) in:
Interest payable	(4,499)	(949)
Pension and other postretirement benefit obligation	16,165	(123,084)
Other liabilities	11,364	(65,383)

Total adjustments	180,798	(201,056)

Net cash provided by (used in) operating activities	294,945	(80,239)

Cash flows from investing activities:
Net decrease (increase) in money market investments	426,346	(404,598)
Purchases of investment securities:
Available-for-sale	(890,777)	(856,543)
Held-to-maturity	(250)	(64,358)
Other	(76,033)	(69,504)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	780,832	707,567
Held-to-maturity	1,548	52,073
Other	81,626	56,162
Proceeds from sale of investment securities:
Available-for-sale	—	19,143
Other	—	2,294
Net repayments on loans	539,177	779,606
Proceeds from sale of loans	41,476	225,698
Acquisition of loan portfolios	(705,819)	(744,390)
Payments received from FDIC under loss sharing agreements	262,807	15,694
Net proceeds from sale of equity method investment	—	31,503
Mortgage servicing rights purchased	(1,018)	(860)
Acquisition of premises and equipment	(21,927)	(25,548)
Proceeds from sale of:
Premises and equipment	15,610	9,847
Other productive assets	1,026	—
Foreclosed assets	93,480	94,759

Net cash provided by (used in) investing activities	548,104	(171,455)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(528,508)	1,198,252
Federal funds purchased and assets sold under agreements to repurchase	(363,354)	157,772
Other short-term borrowings	20,000	(212,920)
Payments of notes payable	(22,552)	(1,177,306)
Proceeds from issuance of notes payable	29,802	419,500
Proceeds from issuance of common stock	3,320	3,917
Dividends paid	(1,551)	(1,861)
Treasury stock acquired	(150)	(68)

Net cash (used in) provided by financing activities	(862,993)	387,286

Net (decrease) increase in cash and due from banks	(19,944)	135,592
Cash and due from banks at beginning of period	535,282	452,373

Cash and due from banks at end of period	$515,338	$587,965

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1—Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as mortgage banking, investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 31 to the consolidated financial statements presents information about the Corporation’s business segments.

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

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock. The reverse split is described further in Note 16 to these consolidated financial statements. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1-for-10 reverse stock split.

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

Note 2—New accounting pronouncements

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim goodwill impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and will not have an impact on the Corporation’s consolidated financial statements.

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

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it has not impacted the Corporation’s consolidated financial statements as of June 30, 2012.

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

The new guidance was effective for interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively and early application was not permitted.

The Corporation adopted this guidance on the first quarter of 2012. It has not had a material impact on the Corporation’s consolidated financial statements as of June 30, 2012. Refer to Notes 22 and 23 for additional fair value disclosures included for the quarter and six months ended June 30, 2012.

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

The new guidance was effective for interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application was not permitted.

The Corporation adopted this guidance on January 1, 2012. It has not had an impact on the Corporation’s consolidated financial statements as of June 30, 2012.

Note 3—Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $888 million at June 30, 2012 (December 31, 2011—$838 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2012 and December 31, 2011, the Corporation held $36 million in restricted assets in the form of cash and funds deposited in money market accounts.

Note 4—Pledged assets

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

(In thousands)	June 30, 2012	December 31, 2011
Investment securities available-for-sale, at fair value	$2,006,552	$1,894,651
Investment securities held-to-maturity, at amortized cost	25,000	25,000
Loans held-for-sale measured at lower of cost or fair value	—	5,286
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	501,640	—
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,643,391	8,571,268

Total pledged assets	$11,176,583	$10,496,205

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At June 30, 2012, the Corporation had $1.5 billion in investment securities available-for-sale and $0.3 billion in loans that served as collateral to secure public funds (December 31, 2011—$1.4 billion and $0.4 billion, respectively).

At June 30, 2012, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating $2.8 billion (December 31, 2011—$2.0 billion). Refer to Note 14 to the consolidated financial statements for borrowings outstanding under these credit facilities. At June 30, 2012, the credit facilities authorized with the FHLB were collateralized by $4.1 billion in loans held-in-portfolio (December 31, 2011—$3.2 billion). Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $4.4 billion (December 31, 2011—$2.6 billion), which remained unused as of such date. The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2012, the credit facilities with the Fed discount window were collateralized by $4.8 billion in loans held-in-portfolio (December 31, 2011—$4.0 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at June 30, 2012 trades receivables from brokers and counterparties amounting to $73 million were pledged to secure repurchase agreements (December 31, 2011—$68 million).

Note 5—Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At June 30, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$7,014	$64	$—	$7,078	1.50%
After 1 to 5 years	27,609	3,241	—	30,850	3.82

Total U.S. Treasury securities	34,623	3,305	—	37,928	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	539,045	16,168	—	555,213	3.84
After 1 to 5 years	190,538	2,646	7	193,177	1.81
After 5 to 10 years	280,596	3,206	166	283,636	1.98
After 10 years	7,083	289	—	7,372	5.41

Total obligations of U.S. Government sponsored entities	1,017,262	22,309	173	1,039,398	2.96

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,000	54	—	5,054	2.99
After 1 to 5 years	6,592	199	34	6,757	4.67
After 10 years	37,290	808	—	38,098	5.38

Total obligations of Puerto Rico, States and political subdivisions	48,882	1,061	34	49,909	5.04

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	6,130	62	—	6,192	1.52
After 5 to 10 years	37,137	1,580	—	38,717	2.85
After 10 years	1,909,363	47,628	318	1,956,673	2.53

Total collateralized mortgage obligations—federal agencies	1,952,630	49,270	318	2,001,582	2.53

Collateralized mortgage obligations—private label
After 5 to 10 years	41	2	—	43	4.95
After 10 years	42,722	43	2,474	40,291	2.70

Total collateralized mortgage obligations—private label	42,763	45	2,474	40,334	2.70

Mortgage-backed securities
Within 1 year	689	26	—	715	3.79
After 1 to 5 years	4,880	228	—	5,108	3.93
After 5 to 10 years	95,331	7,272	—	102,603	4.68
After 10 years	1,645,570	121,764	34	1,767,300	4.24

Total mortgage-backed securities	1,746,470	129,290	34	1,875,726	4.26

Equity securities (without contractual maturity)	6,595	565	138	7,022	3.05

Other
After 5 to 10 years	18,025	1,838	—	19,863	10.99
After 10 years	4,907	128	—	5,035	3.62

Total other	22,932	1,966	—	24,898	9.41

Total investment securities available-for-sale	$4,872,157	$207,811	$3,171	$5,076,797	3.31%

	At December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$34,980	$3,688	$—	$38,668	3.35%

Total U.S. Treasury securities	34,980	3,688	—	38,668	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	94,492	2,382	—	96,874	3.45
After 1 to 5 years	655,625	25,860	—	681,485	3.38
After 5 to 10 years	171,633	2,969	—	174,602	2.94
After 10 years	32,086	499	—	32,585	3.20

Total obligations of U.S. Government sponsored entities	953,836	31,710	—	985,546	3.30

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	765	9	—	774	4.97
After 1 to 5 years	14,824	283	31	15,076	4.07
After 5 to 10 years	4,595	54	—	4,649	5.33
After 10 years	37,320	909	—	38,229	5.38

Total obligations of Puerto Rico, States and political subdivisions	57,504	1,255	31	58,728	5.03

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	2,424	49	—	2,473	3.28
After 5 to 10 years	55,096	1,446	—	56,542	2.64
After 10 years	1,589,373	49,462	208	1,638,627	2.84

Total collateralized mortgage obligations—federal agencies	1,646,893	50,957	208	1,697,642	2.83

Collateralized mortgage obligations—private label
After 5 to 10 years	5,653	1	181	5,473	0.81
After 10 years	59,460	—	7,141	52,319	2.44

Total collateralized mortgage obligations—private label	65,113	1	7,322	57,792	2.30

Mortgage-backed securities
Within 1 year	57	1	—	58	3.91
After 1 to 5 years	7,564	328	—	7,892	3.86
After 5 to 10 years	111,639	8,020	1	119,658	4.66
After 10 years	1,870,736	141,274	49	2,011,961	4.25

Total mortgage-backed securities	1,989,996	149,623	50	2,139,569	4.27

Equity securities (without contractual maturity)	6,594	426	104	6,916	2.96

Other
After 5 to 10 years	17,850	700	—	18,550	10.99
After 10 years	6,311	101	—	6,412	3.61

Total other	24,161	801	—	24,962	9.06

Total investment securities available-for-sale	$4,779,077	$238,461	$7,715	$5,009,823	3.58%

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

There were no proceeds from the sale of investment securities available-for-sale for the six months ended June 30, 2012 since the transactions traded in June 2012, but settled in July 2012 (June 30, 2011—$19.1 million). Proceeds received in July 2012 related to these sale transactions amounted to $8.0 million. Gross realized gains and losses on the sale of investment securities available-for-sale were as follows:

	For the quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Gross realized gains	$—	$6	$—	$6
Gross realized losses	(349)	(96)	(349)	(96)

Net realized gains (losses) on sale of investment securities available-for-sale	$(349)	$(90)	$(349)	$(90)

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$31,912	$173	$—	$—	$31,912	$173
Obligations of Puerto Rico, States and political subdivisions	2,798	34	—	—	2,798	34
Collateralized mortgage obligations—federal agencies	88,198	314	2,762	4	90,960	318
Collateralized mortgage obligations—private label	—	—	35,826	2,474	35,826	2,474
Mortgage-backed securities	205	4	801	30	1,006	34
Equity securities	5,164	130	3	8	5,167	138

Total investment securities available-for-sale in an unrealized loss position	$128,277	$655	$39,392	$2,516	$167,669	$3,171

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$7,817	$28	$191	$3	$8,008	$31
Collateralized mortgage obligations—federal agencies	90,543	208	—	—	90,543	208
Collateralized mortgage obligations—private label	13,595	539	44,148	6,783	57,743	7,322
Mortgage-backed securities	5,577	14	1,466	36	7,043	50
Equity securities	5,199	95	2	9	5,201	104

Total investment securities available-for-sale in an unrealized loss position	$122,731	$884	$45,807	$6,831	$168,538	$7,715

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

At June 30, 2012, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2012, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at June 30, 2012. No other-than-temporary impairment losses on equity securities were recorded during the quarters and six months ended June 30, 2012 and 2011. Management has the intent and ability to hold the investments in equity securities that are at a loss position at June 30, 2012, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized losses associated with “Collateralized mortgage obligations – private label” (“private-label CMO”) are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At June 30, 2012, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at June 30, 2012, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at June 30, 2012, thus management expects to recover the amortized cost basis of the securities.

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

	June 30, 2012		December 31, 2011
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,234,776	$1,273,616	$1,049,315	$1,089,069
FHLB	538,854	555,078	553,940	578,617
Freddie Mac	1,123,166	1,147,089	984,270	1,010,669

Note 6—Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At June 30, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,375	$18	$—	$7,393	2.31%
After 1 to 5 years	11,649	579	—	12,228	5.83
After 5 to 10 years	19,301	960	13	20,248	6.00
After 10 years	59,674	704	405	59,973	4.00

Total obligations of Puerto Rico, States and political subdivisions	97,999	2,261	418	99,842	4.48

Collateralized mortgage obligations—federal agencies
After 10 years	147	5	—	152	5.45

Total collateralized mortgage obligations—federal agencies	147	5	—	152	5.45

Other
After 1 to 5 years	26,500	29	—	26,529	3.38

Total other	26,500	29	—	26,529	3.38

Total investment securities held-to-maturity	$124,646	$2,295	$418	$126,523	4.25%

	At December 31, 2011
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,275	$6	$—	$7,281	2.24%
After 1 to 5 years	11,174	430	—	11,604	5.80
After 5 to 10 years	18,512	266	90	18,688	5.99
After 10 years	62,012	40	855	61,197	4.11

Total obligations of Puerto Rico, States and political subdivisions	98,973	742	945	98,770	4.51

Collateralized mortgage obligations—private label
After 10 years	160	—	9	151	5.45

Total collateralized mortgage obligations—private label	160	—	9	151	5.45

Other
After 1 to 5 years	26,250	83	—	26,333	3.41

Total other	26,250	83	—	26,333	3.41

Total investment securities held-to-maturity	$125,383	$825	$954	$125,254	4.28%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	At June 30, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$91	$1	$22,147	$417	$22,238	$418

Total investment securities held-to-maturity in an unrealized loss position	$91	$1	$22,147	$417	$22,238	$418

	At December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$10,323	$92	$31,062	$853	$41,385	$945
Collateralized mortgage obligations—private label	—	—	151	9	151	9

Total investment securities held-to-maturity in an unrealized loss position	$10,323	$92	$31,213	$862	$41,536	$954

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2012 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at June 30, 2012 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at June 30, 2012. At June 30, 2012, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

Note 7—Loans

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

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in the 2011 Annual Report. Also, refer to Note 8 for a description of enhancements to the Corporation’s methodology for determining the allowance for loan losses which were effective on March 31, 2012.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at June 30, 2012 and December 31, 2011.

	Non-covered loans	Non-covered loans
(In thousands)	HIP at June 30, 2012	HIP at December 31, 2011
Commercial multi-family	$871,924	$808,933
Commercial real estate non-owner occupied	2,625,014	2,665,499
Commercial real estate owner occupied	2,636,039	2,817,266
Commercial and industrial	3,469,838	3,681,629
Construction	249,743	239,939
Mortgage	5,899,973	5,518,460
Leasing	537,917	548,706
Legacy[2]	509,829	648,409
Consumer:
Credit cards	1,209,868	1,230,029
Home equity lines of credit	525,093	557,894
Personal	1,352,993	1,130,593
Auto	539,899	518,476
Other	237,679	236,763

Total loans held-in-portfolio[1]	$20,665,809	$20,602,596

[1]	Non-covered loans held-in-portfolio at June 30, 2012 are net of $98 million in unearned income and exclude $365 million in loans held-for-sale. (December 31, 2011—$101 million in unearned income and $363 million in loans held-for-sale.)
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The following table presents the composition of covered loans at June 30, 2012 and December 31, 2011.

	Covered loans at	Covered loans at
(In thousands)	June 30, 2012	December 31, 2011
Commercial real estate	$2,145,055	$2,271,295
Commercial and industrial	186,121	241,447
Construction	469,765	546,826
Mortgage	1,116,476	1,172,954
Consumer	98,913	116,181

Total loans held-in-portfolio	$4,016,330	$4,348,703

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2012 and December 31, 2011 by main categories.

	Non-covered loans
(In thousands)	June 30, 2012	December 31, 2011
Commercial	$18,072	$25,730
Construction	160,102	236,045
Legacy	425	468
Mortgage	185,938	100,850

Total	$364,537	$363,093

During the quarter and six months ended June 30, 2012, the Corporation recorded purchases of mortgage loans amounting to $336 million and $551 million, respectively (June 30, 2011—$479 million and $918 million, respectively). Also, the Corporation recorded purchases of $230 in consumer loans during the quarter and six months ended June 30, 2012. In addition, during the six months ended June 30, 2012, the Corporation recorded purchases of construction loans amounting to $1 million. There were no purchases of construction loans during the second quarter of 2012 and six months ended June 30, 2011. There were no purchases of commercial loans during the quarters and six months ended June 30, 2012 and 2011.

The Corporation performed whole-loan sales involving approximately $80 million and $130 million of residential mortgage loans during the quarter and six months ended June 30, 2012, respectively (June 30, 2011- $67 million and $302 million, respectively). Also, the Corporation securitized approximately $205 million and $395 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2012, respectively (June 30, 2011—$217 million and $473 million, respectively). Furthermore, the Corporation securitized approximately $71 million and $131 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2012, respectively (June 30, 2011- $48 million and $121 million, respectively). The Corporation sold commercial and construction loans with a book value of approximately $19 million and $39 million during the quarter and six months ended June 30, 2012, respectively (June 30, 2011- $12 million and $14 million, respectively).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2012 and December 31, 2011. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At June 30, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$14,268	$—	$22,488	$—	$36,756	$—
Commercial real estate non-owner occupied	62,163	—	90,958	—	153,121	—
Commercial real estate owner occupied	358,498	—	40,270	—	398,768	—
Commercial and industrial	156,863	585	22,431	—	179,294	585
Construction	55,534	—	12,004	—	67,538	—
Mortgage	600,082	296,264	32,818	—	632,900	296,264
Leasing	5,045	—	—	—	5,045	—
Legacy	—	—	54,730	—	54,730	—
Consumer:
Credit cards	—	22,889	401	—	401	22,889
Home equity lines of credit	—	230	8,693	—	8,693	230
Personal	15,989	—	1,671	—	17,660	—
Auto	6,055	—	44	—	6,099	—
Other	1,796	520	15	—	1,811	520

Total[1]	$1,276,293	$320,488	$286,523	$—	$1,562,816	$320,488

[1]	For purposes of this table non-performing loans exclude $179 million in non-performing loans held-for-sale.

At December 31, 2011
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$15,396	$—	$13,935	$—	$29,331	$—
Commercial real estate non-owner occupied	51,013	—	80,820	—	131,833	—
Commercial real estate owner occupied	385,303	—	59,726	—	445,029	—
Commercial and industrial	179,459	675	44,440	—	223,899	675
Construction	53,859	—	42,427	—	96,286	—
Mortgage	649,279	280,912	37,223	—	686,502	280,912
Leasing	5,642	—	—	—	5,642	—
Legacy	—	—	75,660	—	75,660	—
Consumer:
Credit cards	—	25,748	735	—	735	25,748
Home equity lines of credit	—	157	10,065	—	10,065	157
Personal	19,317	—	1,516	—	20,833	—
Auto	6,830	—	34	—	6,864	—
Other	5,144	468	27	—	5,171	468

Total[1]	$1,371,242	$307,960	$366,608	$—	$1,737,850	$307,960

[1]	For purposes of this table non-performing loans exclude $262 million in non-performing loans held-for-sale.

The following tables present loans by past due status at June 30, 2012 and December 31, 2011 for non-covered loans held-in-portfolio (net of unearned income).

June 30, 2012
Puerto Rico
Non- covered loans
	Past due					Non–covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$5,850	$—	$14,268	$20,118	$96,126	$116,244
Commercial real estate non-owner occupied	3,983	717	62,163	66,863	1,212,645	1,279,508
Commercial real estate owner occupied	24,007	16,654	358,498	399,159	1,677,317	2,076,476
Commercial and industrial	35,694	23,465	157,448	216,607	2,474,445	2,691,052
Construction	73	2,495	55,534	58,102	143,662	201,764
Mortgage	233,466	108,754	896,346	1,238,566	3,575,655	4,814,221
Leasing	6,864	1,520	5,045	13,429	524,488	537,917
Consumer:
Credit cards	13,961	10,354	22,889	47,204	1,148,930	1,196,134
Home equity lines of credit	54	169	230	453	18,128	18,581
Personal	13,624	9,303	15,989	38,916	1,170,516	1,209,432
Auto	21,896	6,422	6,055	34,373	504,282	538,655
Other	1,391	466	2,316	4,173	232,074	236,247

Total	$360,863	$180,319	$1,596,781	$2,137,963	$12,778,268	$14,916,231

June 30, 2012
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$1,102	$1,092	$22,488	$24,682	$730,998	$755,680
Commercial real estate non-owner occupied	19,316	994	90,958	111,268	1,234,238	1,345,506
Commercial real estate owner occupied	3,520	540	40,270	44,330	515,233	559,563
Commercial and industrial	9,313	1,906	22,431	33,650	745,136	778,786
Construction	—	—	12,004	12,004	35,975	47,979
Mortgage	15,572	11,208	32,818	59,598	1,026,154	1,085,752
Legacy	6,679	5,040	54,730	66,449	443,380	509,829
Consumer:
Credit cards	295	143	401	839	12,895	13,734
Home equity lines of credit	4,780	2,659	8,693	16,132	490,380	506,512
Personal	461	1,470	1,671	3,602	139,959	143,561
Auto	50	8	44	102	1,142	1,244
Other	—	9	15	24	1,408	1,432

Total	$61,088	$25,069	$286,523	$372,680	$5,376,898	$5,749,578

June 30, 2012
Popular, Inc.
Non-covered loans
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$6,952	$1,092	$36,756	$44,800	$827,124	$871,924
Commercial real estate non-owner occupied	23,299	1,711	153,121	178,131	2,446,883	2,625,014
Commercial real estate owner occupied	27,527	17,194	398,768	443,489	2,192,550	2,636,039
Commercial and industrial	45,007	25,371	179,879	250,257	3,219,581	3,469,838
Construction	73	2,495	67,538	70,106	179,637	249,743
Mortgage	249,038	119,962	929,164	1,298,164	4,601,809	5,899,973
Leasing	6,864	1,520	5,045	13,429	524,488	537,917
Legacy	6,679	5,040	54,730	66,449	443,380	509,829
Consumer:
Credit cards	14,256	10,497	23,290	48,043	1,161,825	1,209,868
Home equity lines of credit	4,834	2,828	8,923	16,585	508,508	525,093
Personal	14,085	10,773	17,660	42,518	1,310,475	1,352,993
Auto	21,946	6,430	6,099	34,475	505,424	539,899
Other	1,391	475	2,331	4,197	233,482	237,679

Total	$421,951	$205,388	$1,883,304	$2,510,643	$18,155,166	$20,665,809

December 31, 2011
Puerto Rico
Non-covered loans
	Past due				Current	Non-covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$435	$121	$15,396	$15,952	$107,164	$123,116
Commercial real estate non-owner occupied	16,584	462	51,013	68,059	1,193,447	1,261,506
Commercial real estate owner occupied	39,578	21,003	385,303	445,884	1,785,542	2,231,426
Commercial and industrial	46,013	17,233	180,134	243,380	2,611,154	2,854,534
Construction	608	21,055	53,859	75,522	85,419	160,941
Mortgage	202,072	98,565	930,191	1,230,828	3,458,655	4,689,483
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Consumer:
Credit cards	14,507	11,479	25,748	51,734	1,164,086	1,215,820
Home equity lines of credit	155	395	157	707	19,344	20,051
Personal	17,583	10,434	19,317	47,334	935,854	983,188
Auto	22,677	5,883	6,830	35,390	480,874	516,264
Other	1,740	1,442	5,612	8,794	226,310	235,104

Total	$369,879	$190,373	$1,679,202	$2,239,454	$12,600,685	$14,840,139

December 31, 2011
U.S. mainland
	Past due				Current	Loans HIP U.S. mainland
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$14,582	$—	$13,935	$28,517	$657,300	$685,817
Commercial real estate non-owner occupied	15,794	3,168	80,820	99,782	1,304,211	1,403,993
Commercial real estate owner occupied	14,004	449	59,726	74,179	511,661	585,840
Commercial and industrial	22,545	3,791	44,440	70,776	756,319	827,095
Construction	—	—	42,427	42,427	36,571	78,998
Mortgage	30,594	13,190	37,223	81,007	747,970	828,977
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	314	229	735	1,278	12,931	14,209
Home equity lines of credit	7,090	3,587	10,065	20,742	517,101	537,843
Personal	3,574	2,107	1,516	7,197	140,208	147,405
Auto	106	37	34	177	2,035	2,212
Other	29	10	27	66	1,593	1,659

Total	$139,344	$34,104	$366,608	$540,056	$5,222,401	$5,762,457

December 31, 2011
Popular, Inc.
Non-covered loans
	Past due				Current	Non-covered loans HIP Popular, Inc.
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$15,017	$121	$29,331	$44,469	$764,464	$808,933
Commercial real estate non-owner occupied	32,378	3,630	131,833	167,841	2,497,658	2,665,499
Commercial real estate owner occupied	53,582	21,452	445,029	520,063	2,297,203	2,817,266
Commercial and industrial	68,558	21,024	224,574	314,156	3,367,473	3,681,629
Construction	608	21,055	96,286	117,949	121,990	239,939
Mortgage	232,666	111,755	967,414	1,311,835	4,206,625	5,518,460
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	14,821	11,708	26,483	53,012	1,177,017	1,230,029
Home equity lines of credit	7,245	3,982	10,222	21,449	536,445	557,894
Personal	21,157	12,541	20,833	54,531	1,076,062	1,130,593
Auto	22,783	5,920	6,864	35,567	482,909	518,476
Other	1,769	1,452	5,639	8,860	227,903	236,763

Total	$509,223	$224,477	$2,045,810	$2,779,510	$17,823,086	$20,602,596

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at June 30, 2012 and December 31, 2011 by main categories.

	Non-covered loans HFS
(In thousands)	June 30, 2012	December 31, 2011
Commercial	$18,073	$25,730
Construction	160,102	236,045
Legacy	425	468
Mortgage	53	59

Total	$178,653	$262,302

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
Covered loans
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$16,834	$—	$14,241	$125
Commercial and industrial	57,013	1,045	63,858	1,392
Construction	8,573	—	4,598	5,677
Mortgage	1,834	—	423	113
Consumer	446	451	516	377

Total[1]	$84,700	$1,496	$83,636	$7,684

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at June 30, 2012 and December 31, 2011 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2012
Covered loans
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial real estate	$58,948	$27,865	$464,855	$551,668	$1,593,387	$2,145,055
Commercial and industrial	2,384	1,446	71,284	75,114	111,007	186,121
Construction	24,393	2,391	359,994	386,778	82,987	469,765
Mortgage	32,445	27,434	181,393	241,272	875,204	1,116,476
Consumer	5,690	2,954	14,274	22,918	75,995	98,913

Total covered loans	$123,860	$62,090	$1,091,800	$1,277,750	$2,738,580	$4,016,330

December 31, 2011
Covered loans
	Past due				Current	Covered loans HIP
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial real estate	$35,286	$25,273	$519,222	$579,781	$1,691,514	$2,271,295
Commercial and industrial	4,438	1,390	99,555	105,383	136,064	241,447
Construction	997	625	434,661	436,283	110,543	546,826
Mortgage	32,371	28,238	196,541	257,150	915,804	1,172,954
Consumer	2,913	3,289	15,551	21,753	94,428	116,181

Total covered loans	$76,005	$58,815	$1,265,530	$1,400,350	$2,948,353	$4,348,703

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	June 30, 2012			December 31, 2011
	Covered loans ASC 310-30
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,831,823	$189,851	$2,021,674	$1,920,141	$215,560	$2,135,701
Commercial and industrial	56,949	5,069	62,018	85,859	4,621	90,480
Construction	243,914	211,226	455,140	279,561	260,208	539,769
Mortgage	1,031,965	71,622	1,103,587	1,065,842	102,027	1,167,869
Consumer	80,306	6,764	87,070	95,048	7,604	102,652

Carrying amount	3,244,957	484,532	3,729,489	3,446,451	590,020	4,036,471
Allowance for loan losses	(60,370)	(33,601)	(93,971)	(62,951)	(20,526)	(83,477)

Carrying amount, net of allowance	$3,184,587	$450,931	$3,635,518	$3,383,500	$569,494	$3,952,994

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $5.3 billion at June 30, 2012 (December 31, 2011—$6.0 billion). At June 30, 2012, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2012 and 2011, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the quarters ended
	June 30, 2012			June 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,514,719	$27,800	$1,542,519	$1,244,509	$13,667	$1,258,176
Accretion	(67,982)	(6,006)	(73,988)	(73,457)	(26,728)	(100,185)
Reclassification from nonaccretable balance	—	—	—	375,181	83,747	458,928
Change in expected cash flows	104,222	2,097	106,319	—	—	—

Ending balance	$1,550,959	$23,891	$1,574,850	$1,546,233	$70,686	$1,616,919

	Accretable yield
	For the six months ended
	June 30, 2012			June 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,428,764	$41,495	$1,470,259	$1,307,927	$23,181	$1,331,108
Accretion	(130,449)	(12,876)	(143,325)	(136,875)	(36,242)	(173,117)
Reclassification from nonaccretable balance	—	—	—	375,181	83,747	458,928
Change in expected cash flows	252,644	(4,728)	247,916	—	—	—

Ending balance	$1,550,959	$23,891	$1,574,850	$1,546,233	$70,686	$1,616,919

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2012			June 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,345,311	$549,594	$3,894,905	$3,788,650	$634,846	$4,423,496
Accretion	67,982	6,006	73,988	73,457	26,728	100,185
Collections	(168,336)	(71,068)	(239,404)	(235,472)	(23,144)	(258,616)

Ending balance	$3,244,957	$484,532	$3,729,489	$3,626,635	$638,430	$4,265,065
Allowance for loan losses
ASC 310-30 covered loans	(60,370)	(33,601)	(93,971)	(38,633)	(9,624)	(48,257)

	$3,184,587	$450,931	$3,635,518	$3,588,002	$628,806	$4,216,808

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2012			June 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,446,451	$590,020	$4,036,471	$3,894,379	$645,549	$4,539,928
Accretion	130,449	12,876	143,325	136,875	36,242	173,117
Collections	(331,943)	(118,364)	(450,307)	(404,619)	(43,361)	(447,980)

Ending balance	$3,244,957	$484,532	$3,729,489	$3,626,635	$638,430	$4,265,065
Allowance for loan losses
ASC 310-30 covered loans	(60,370)	(33,601)	(93,971)	(38,633)	(9,624)	(48,257)

	$3,184,587	$450,931	$3,635,518	$3,588,002	$628,806	$4,216,808

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$94,559	$5,297	$83,477	$—
Provision for loan losses	28,221	43,555	39,591	52,682
Net charge-offs	(28,809)	(595)	(29,097)	(4,425)

Balance at end of period	$93,971	$48,257	$93,971	$48,257

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.3 billion at June 30, 2012 (June 30, 2011—$0.4 billion).

Note 8—Allowance for loan losses

The Corporation’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The base net loss rates are based on the moving average of annualized net charge-offs computed over a 36-month historical loss window for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios.

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

During the first quarter of 2012, in order to better reflect current market conditions, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the Corporation’s commercial and construction loan portfolios. The change in the methodology is described in the paragraphs below. The net effect of these changes amounted to a $24.8 million reduction in the Corporation’s allowance for loan losses, resulting from a reduction of $40.5 million due to the enhancements to the allowance for loan losses methodology, offset in part by a $15.7 million increase in environmental factor reserves due to the Corporation’s decision to monitor recent trends in its commercial loan portfolio at the BPPR reportable segment that although improving, continue to warrant additional scrutiny.

Management made the following principal changes to the methodology during the first quarter of 2012:

•

Established a more granular stratification of the commercial loan portfolios to enhance the homogeneity of the loan classes. Previously, the Corporation used loan groupings for commercial loan portfolios based on business lines and collateral types (secured / unsecured loans). As part of the loan segregation, management evaluated the risk profiles of the loan portfolio, recent and historical credit and loss trends, current and expected portfolio behavior and economic indicators. The revised groupings consider product types (construction, commercial multifamily, commercial & industrial, non-owner occupied commercial real estate (“CRE”) and owner occupied CRE) and business lines for each of the Corporation’s reportable segments, BPPR and BPNA. In addition, the Corporation established a legacy portfolio at the BPNA reportable segment, comprised of commercial loans, construction loans and commercial lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years.

The refinement in the loan groupings resulted in a decrease to the allowance for loan losses of $7.9 million at March 31, 2012, which consisted of a $9.7 million reduction related to the BPNA reportable segment, partially offset by an increase of $1.8 million related to the BPPR reportable segment.

•

Increased the historical look-back period for determining the loss trend factor. The Corporation increased the look-back period for assessing recent trends applicable to the determination of commercial, construction and legacy loan net charge-offs from 6 months to 12 months.

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarters and six months ended June 30, 2012 and 2011.

For the quarter ended June 30, 2012
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$221,329	$6,671	$96,507	$4,967	$118,062	$447,536
Provision (reversal of provision)	11,081	1,778	38,642	(2,002)	16,944	66,443
Charge-offs	(39,123)	(1,033)	(15,479)	(909)	(30,475)	(87,019)
Recoveries	10,559	48	669	901	7,420	19,597

Ending balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557

For the quarter ended June 30, 2012
Puerto Rico—Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$90,070	$29,727	$10,517	$—	$8,182	$138,496
Provision (reversal of provision)	20,174	9,088	5,185	—	3,009	37,456
Charge-offs	(34,652)	(15,187)	(4,085)	—	(4,533)	(58,457)
Recoveries	—	—	—	—	—	—

Ending balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495

For the quarter ended June 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$92,250	$2,462	$28,972	$54,725	$38,823	$217,232
Provision (reversal of provision)	11,800	(788)	3,882	(5,255)	5,661	15,300
Charge-offs	(17,769)	—	(3,674)	(11,193)	(11,883)	(44,519)
Recoveries	6,637	4	303	5,734	1,287	13,965

Ending balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978

For the quarter ended June 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$403,649	$38,860	$135,996	$54,725	$4,967	$165,067	$803,264
Provision (reversal of provision)	43,055	10,078	47,709	(5,255)	(2,002)	25,614	119,199
Charge-offs	(91,544)	(16,220)	(23,238)	(11,193)	(909)	(46,891)	(189,995)
Recoveries	17,196	52	972	5,734	901	8,707	33,562

Ending balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030

For the six months ended June 30, 2012
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision (reversal of provision)	14,475	2,228	75,053	(1,532)	44,011	134,235
Charge-offs	(86,767)	(1,313)	(28,970)	(2,126)	(62,713)	(181,889)
Recoveries	20,685	699	1,934	1,964	15,527	40,809

Ending balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557

For the six months ended June 30, 2012
Puerto Rico—Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision (reversal of provision)	19,874	18,644	10,595	—	6,552	55,665
Charge-offs	(38,754)	(15,451)	(4,288)	—	(4,622)	(63,115)
Recoveries	—	—	—	—	—	—

Ending balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495

For the six months ended June 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	6,936	(791)	8,143	6,800	8,934	30,022
Charge-offs	(37,371)	(1,396)	(9,006)	(19,666)	(22,241)	(89,680)
Recoveries	9,374	1,234	407	10,649	3,011	24,675

Ending balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978

For the six months ended June 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	41,285	20,081	93,791	6,800	(1,532)	59,497	219,922
Charge-offs	(162,892)	(18,160)	(42,264)	(19,666)	(2,126)	(89,576)	(334,684)
Recoveries	30,059	1,933	2,341	10,649	1,964	18,538	65,484

Ending balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030

For the quarter ended June 30, 2011
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$219,214	$11,438	$55,867	$6,608	$130,184	$423,311
Provision (reversal of provision)	57,842	(10,309)	6,424	(931)	17,691	70,717
Charge-offs	(57,027)	(283)	(7,166)	(1,510)	(34,143)	(100,129)
Recoveries	7,104	6,227	15	878	6,780	21,004

Ending balance	$227,133	$7,073	$55,140	$5,045	$120,512	$414,903

For the quarter ended June 30, 2011
Puerto Rico—Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,935	$6,934	$59	$—	$231	$9,159
Provision (reversal of provision)	46,157	2,357	(24)	—	115	48,605
Charge-offs	(263)	—	—	—	(332)	(595)
Recoveries	—	—	—	—	—	—

Ending balance	$47,829	$9,291	$35	$—	$14	$57,169

For the quarter ended June 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,077	$22,138	$24,243	$69,912	$59,665	$304,035
Provision (reversal of provision)	7,590	(13,936)	2,619	21,006	7,716	24,995
Charge-offs	(26,104)	(652)	(4,996)	(24,113)	(15,261)	(71,126)
Recoveries	7,249	162	966	6,740	1,754	16,871
Net recovery related to loans transferred to LHFS	—	—	—	—	—	—

Ending balance	$116,812	$7,712	$22,832	$73,545	$53,874	$274,775

For the quarter ended June 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$349,226	$40,510	$80,169	$69,912	$6,608	$190,080	$736,505
Provision (reversal of provision)	111,589	(21,888)	9,019	21,006	(931)	25,522	144,317
Charge-offs	(83,394)	(935)	(12,162)	(24,113)	(1,510)	(49,736)	(171,850)
Recoveries	14,353	6,389	981	6,740	878	8,534	37,875
Net recovery related to loans transferred to LHFS	—	—	—	—	—	—	—
Ending balance	$391,774	$24,076	$78,007	$73,545	$5,045	$174,400	$746,847

For the six months ended June 30, 2011
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$256,643	$16,074	$42,029	$7,154	$133,531	$455,431
Provision (reversal of provision)	58,941	(6,924)	27,939	(298)	42,758	122,416
Charge-offs	(103,059)	(10,037)	(15,370)	(3,456)	(69,620)	(201,542)
Recoveries	14,608	7,960	542	1,645	13,843	38,598

Ending balance	$227,133	$7,073	$55,140	$5,045	$120,512	$414,903

For the six months ended June 30, 2011
Puerto Rico—Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision (reversal of provision)	49,799	13,636	35	—	692	64,162
Charge-offs	(1,970)	(4,345)	—	—	(678)	(6,993)
Recoveries	—	—	—	—	—	—

Ending balance	$47,829	$9,291	$35	$—	$14	$57,169

For the six months ended June 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$143,281	$23,711	$28,839	$76,405	$65,558	$337,794
Provision (reversal of provision)	9,870	(14,744)	(15,214)	34,761	18,385	33,058
Charge-offs	(45,636)	(1,635)	(6,354)	(47,616)	(33,175)	(134,416)
Recoveries	9,297	380	1,754	9,995	3,106	24,532
Net recovery related to loans transferred to LHFS	—	—	13,807	—	—	13,807

Ending balance	$116,812	$7,712	$22,832	$73,545	$53,874	$274,775

For the six months ended June 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$399,924	$39,785	$70,868	$76,405	$7,154	$199,089	$793,225
Provision (reversal of provision)	118,610	(8,032)	12,760	34,761	(298)	61,835	219,636
Charge-offs	(150,665)	(16,017)	(21,724)	(47,616)	(3,456)	(103,473)	(342,951)
Recoveries	23,905	8,340	2,296	9,995	1,645	16,949	63,130
Net recovery related to loans transferred to LHFS	—	—	13,807	—	—	—	13,807

Ending balance	$391,774	$24,076	$78,007	$73,545	$5,045	$174,400	$746,847

The following tables present information at June 30, 2012 and December 31, 2011 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At June 30, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$5,497	$434	$44,708	$766	$19,564	$70,969
General ALLL non-covered loans	198,349	7,030	75,631	2,191	92,387	375,588

ALLL—non-covered loans	203,846	7,464	120,339	2,957	111,951	446,557

Specific ALLL covered loans	14,278	—	—	—	—	14,278
General ALLL covered loans	61,314	23,628	11,617	—	6,658	103,217

ALLL—covered loans	75,592	23,628	11,617	—	6,658	117,495

Total ALLL	$279,438	$31,092	$131,956	$2,957	$118,609	$564,052

Loans held-in-portfolio:
Impaired non-covered loans	$378,660	$49,003	$457,359	$5,528	$131,495	$1,022,045
Non-covered loans held-in-portfolio excluding impaired loans	5,784,620	152,761	4,356,862	532,389	3,067,554	13,894,186

Non-covered loans held-in-portfolio	6,163,280	201,764	4,814,221	537,917	3,199,049	14,916,231

Impaired covered loans	76,695	—	—	—	—	76,695
Covered loans held-in-portfolio excluding impaired loans	2,254,481	469,765	1,116,476	—	98,913	3,939,635

Covered loans held-in-portfolio	2,331,176	469,765	1,116,476	—	98,913	4,016,330

Total loans held-in-portfolio	$8,494,456	$671,529	$5,930,697	$537,917	$3,297,962	$18,932,561

At June 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,333	$—	$15,015	$99	$92	$16,539
General ALLL	91,585	1,678	14,468	43,912	33,796	185,439

Total ALLL	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978

Loans held-in-portfolio:
Impaired loans	$116,372	$12,004	$53,300	$29,289	$2,362	$213,327
Loans held-in-portfolio, excluding impaired loans	3,323,163	35,975	1,032,452	480,540	664,121	5,536,251

Total loans held-in-portfolio	$3,439,535	$47,979	$1,085,752	$509,829	$666,483	$5,749,578

At June 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$6,830	$434	$59,723	$99	$766	$19,656	$87,508
General ALLL non-covered loans	289,934	8,708	90,099	43,912	2,191	126,183	561,027

ALLL—non-covered loans	296,764	9,142	149,822	44,011	2,957	145,839	648,535

Specific ALLL covered loans	14,278	—	—	—	—	—	14,278
General ALLL covered loans	61,314	23,628	11,617	—	—	6,658	103,217
ALLL—covered loans	75,592	23,628	11,617	—	—	6,658	117,495

Total ALLL	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030

Loans held-in-portfolio:
Impaired non-covered loans	$495,032	$61,007	$510,659	$29,289	$5,528	$133,857	$1,235,372
Non-covered loans held-in-portfolio excluding impaired loans	9,107,783	188,736	5,389,314	480,540	532,389	3,731,675	19,430,437

Non-covered loans held-in-portfolio	9,602,815	249,743	5,899,973	509,829	537,917	3,865,532	20,665,809

Impaired covered loans	76,695	—	—	—	—	—	76,695
Covered loans held-in-portfolio excluding impaired loans	2,254,481	469,765	1,116,476	—	—	98,913	3,939,635

Covered loans held-in-portfolio	2,331,176	469,765	1,116,476	—	—	98,913	4,016,330

Total loans held-in-portfolio	$11,933,991	$719,508	$7,016,449	$509,829	$537,917	$3,964,445	$24,682,139

At December 31, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$10,407	$289	$14,944	$793	$16,915	$43,348
General ALLL non-covered loans	245,046	5,561	57,378	3,858	98,211	410,054

ALLL—non-covered loans	255,453	5,850	72,322	4,651	115,126	453,402

Specific ALLL covered loans	27,086	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	4,728	97,859

ALLL—covered loans	94,472	20,435	5,310	—	4,728	124,945

Total ALLL	$349,925	$26,285	$77,632	$4,651	$119,854	$578,347
Loans held-in-portfolio:
Impaired non-covered loans	$403,089	$49,747	$333,346	$6,104	$137,582	$929,868
Non-covered loans held-in-portfolio excluding impaired loans	6,067,493	111,194	4,356,137	542,602	2,832,845	13,910,271

Non-covered loans held-in-portfolio	6,470,582	160,941	4,689,483	548,706	2,970,427	14,840,139

Impaired covered loans	76,798	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	116,181	4,348,703

Total loans held-in-portfolio	$8,983,324	$707,767	$5,862,437	$548,706	$3,086,608	$19,188,842

At December 31, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,331	$—	$14,119	$57	$131	$15,638
General ALLL	112,648	2,631	15,820	46,171	44,053	221,323

Total ALLL	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961

Loans held-in-portfolio:
Impaired loans	$153,240	$41,963	$49,534	$48,890	$2,526	$296,153
Loans held-in-portfolio, excluding impaired loans	3,349,505	37,035	779,443	599,519	700,802	5,466,304

Total loans held-in-portfolio	$3,502,745	$78,998	$828,977	$648,409	$703,328	$5,762,457

At December 31, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$11,738	$289	$29,063	$57	$793	$17,046	$58,986
General ALLL non-covered loans	357,694	8,192	73,198	46,171	3,858	142,264	631,377

ALLL—non-covered loans	369,432	8,481	102,261	46,228	4,651	159,310	690,363

Specific ALLL covered loans	27,086	—	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	—	4,728	97,859

ALLL—covered loans	94,472	20,435	5,310	—	—	4,728	124,945

Total ALLL	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Loans held-in-portfolio:
Impaired non-covered loans	$556,329	$91,710	$382,880	$48,890	$6,104	$140,108	$1,226,021
Non-covered loans held-in-portfolio excluding impaired loans	9,416,998	148,229	5,135,580	599,519	542,602	3,533,647	19,376,575

Non-covered loans held-in-portfolio	9,973,327	239,939	5,518,460	648,409	548,706	3,673,755	20,602,596

Impaired covered loans	76,798	—	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	—	116,181	4,348,703

Total loans held-in-portfolio	$12,486,069	$786,765	$6,691,414	$648,409	$548,706	$3,789,936	$24,951,299

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2012 and December 31, 2011.

June 30, 2012
Puerto Rico
	Impaired Loans—With an Allowance			Impaired Loans With No Allowance		Impaired Loans—Total
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
(In thousands)
Commercial multi-family	$—	$—	$—	$8,166	$12,969	$8,166	$12,969	$—
Commercial real estate non-owner occupied	4,285	5,382	42	56,124	59,964	60,409	65,346	42
Commercial real estate owner occupied	42,746	57,372	3,576	148,707	188,878	191,453	246,250	3,576
Commercial and industrial	24,222	28,314	1,879	94,410	138,691	118,632	167,005	1,879
Construction	4,688	6,379	434	44,315	98,454	49,003	104,833	434
Mortgage	421,337	436,514	44,708	36,022	38,620	457,359	475,134	44,708
Leasing	5,528	5,528	766	—	—	5,528	5,528	766
Consumer
Credit cards	38,089	38,089	1,756	—	—	38,089	38,089	1,756
Personal	89,681	89,681	17,178	—	—	89,681	89,681	17,178
Auto	170	170	10	—	—	170	170	10
Other	3,555	3,555	620	—	—	3,555	3,555	620
Covered loans	25,212	25,212	14,278	51,483	51,483	76,695	76,695	14,278

Total Puerto Rico	$659,513	$696,196	$85,247	$439,227	$589,059	$1,098,740	$1,285,255	$85,247

June 30, 2012
U.S. mainland
	Impaired Loans—With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
(In thousands)
Commercial multi-family	$—	$—	$—	$11,076	$16,111	$11,076	$16,111	$—
Commercial real estate non-owner occupied	3,991	6,207	1,333	59,692	87,729	63,683	93,936	1,333
Commercial real estate owner occupied	—	—	—	27,925	35,499	27,925	35,499	—
Commercial and industrial	—	—	—	13,688	17,206	13,688	17,206	—
Construction	—	—	—	12,004	13,944	12,004	13,944	—
Mortgage	48,281	48,980	15,015	5,019	5,019	53,300	53,999	15,015
Legacy	1,112	1,112	99	28,177	42,324	29,289	43,436	99
Consumer
Auto	92	92	4	—	—	92	92	4
Other	2,270	2,270	88	—	—	2,270	2,270	88

Total U.S. mainland	$55,746	$58,661	$16,539	$157,581	$217,832	$213,327	$276,493	$16,539

June 30, 2012
Popular, Inc.
	Impaired Loans—With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
(In thousands)
Commercial multi-family	$—	$—	$—	$19,242	$29,080	$19,242	$29,080	$—
Commercial real estate non-owner occupied	8,276	11,589	1,375	115,816	147,693	124,092	159,282	1,375
Commercial real estate owner occupied	42,746	57,372	3,576	176,632	224,377	219,378	281,749	3,576
Commercial and industrial	24,222	28,314	1,879	108,098	155,897	132,320	184,211	1,879
Construction	4,688	6,379	434	56,319	112,398	61,007	118,777	434
Mortgage	469,618	485,494	59,723	41,041	43,639	510,659	529,133	59,723
Legacy	1,112	1,112	99	28,177	42,324	29,289	43,436	99
Leasing	5,528	5,528	766	—	—	5,528	5,528	766
Consumer
Credit cards	38,089	38,089	1,756	—	—	38,089	38,089	1,756
Personal	89,681	89,681	17,178	—	—	89,681	89,681	17,178
Auto	262	262	14	—	—	262	262	14
Other	5,825	5,825	708	—	—	5,825	5,825	708
Covered loans	25,212	25,212	14,278	51,483	51,483	76,695	76,695	14,278

Total Popular, Inc.	$715,259	$754,857	$101,786	$596,808	$806,891	$1,312,067	$1,561,748	$101,786

December 31, 2011
Puerto Rico
	Impaired Loans—With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans—Total
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
(In thousands)
Commercial multi-family	$10,463	$10,463	$575	$12,206	$21,312	$22,669	$31,775	$575
Commercial real estate non-owner occupied	5,909	7,006	836	45,517	47,439	51,426	54,445	836
Commercial real estate owner occupied	37,534	46,806	2,757	165,745	215,288	203,279	262,094	2,757
Commercial and industrial	42,294	55,180	6,239	83,421	108,224	125,715	163,404	6,239
Construction	1,672	2,369	289	48,075	101,042	49,747	103,411	289
Mortgage	333,346	336,682	14,944	—	—	333,346	336,682	14,944
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Other	4,948	4,948	649	—	—	4,948	4,948	649
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Puerto Rico	$650,702	$677,990	$70,434	$355,964	$494,305	$1,006,666	$1,172,295	$70,434

December 31, 2011
U.S. mainland
	Impaired Loans—With an Allowance			Impaired Loans With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$8,655	$12,403	$8,655	$12,403	$—
Commercial real estate non-owner occupied	1,306	1,306	214	61,111	83,938	62,417	85,244	214
Commercial real estate owner occupied	1,239	1,239	455	46,403	56,229	47,642	57,468	455
Commercial and industrial	7,390	7,390	662	27,136	29,870	34,526	37,260	662
Construction	—	—	—	41,963	44,751	41,963	44,751	—
Mortgage	39,570	39,899	14,119	9,964	9,964	49,534	49,863	14,119
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Consumer
Auto	93	93	6	—	—	93	93	6
Other	2,433	2,433	125	—	—	2,433	2,433	125

Total U.S. mainland	$58,044	$58,373	$15,638	$238,109	$306,376	$296,153	$364,749	$15,638

December 31, 2011
Popular, Inc.
	Impaired Loans—With an Allowance			Impaired Loans With No Allowance		Impaired Loans—Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$10,463	$10,463	$575	$20,861	$33,715	$31,324	$44,178	$575
Commercial real estate non-owner occupied	7,215	8,312	1,050	106,628	131,377	113,843	139,689	1,050
Commercial real estate owner occupied	38,773	48,045	3,212	212,148	271,517	250,921	319,562	3,212
Commercial and industrial	49,684	62,570	6,901	110,557	138,094	160,241	200,664	6,901
Construction	1,672	2,369	289	90,038	145,793	91,710	148,162	289
Mortgage	372,916	376,581	29,063	9,964	9,964	382,880	386,545	29,063
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Auto	93	93	6	—	—	93	93	6
Other	7,381	7,381	774	—	—	7,381	7,381	774
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Popular, Inc.	$708,746	$736,363	$86,072	$594,073	$800,681	$1,302,819	$1,537,044	$86,072

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2012 and 2011.

For the quarter ended June 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$8,469	$—	$11,397	$11	$19,866	$11
Commercial real estate non-owner occupied	61,468	176	64,514	327	125,982	503
Commercial real estate owner occupied	195,838	197	34,745	—	230,583	197
Commercial and industrial	124,604	137	22,557	—	147,161	137
Construction	50,013	91	12,565	—	62,578	91
Mortgage	427,107	6,267	53,600	495	480,707	6,762
Legacy	—	—	38,510	19	38,510	19
Leasing	5,470	—	—	—	5,470	—
Consumer
Credit cards	38,567	—	—	—	38,567	—
Personal	90,862	—	—	—	90,862	—
Auto	85	—	46	—	131	—
Other	4,107	—	2,362	—	6,469	—
Covered loans	81,275	—	—	—	81,275	—

Total Popular, Inc.	$1,087,865	$6,868	$240,296	$852	$1,328,161	$7,720

For the quarter ended June 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$12,409	$(106)	$6,280	$—	$18,689	$(106)
Commercial real estate non-owner occupied	43,652	272	86,596	—	130,248	272
Commercial real estate owner occupied	188,690	459	17,315	354	206,005	813
Commercial and industrial	91,234	326	15,889	180	107,123	506
Construction	61,246	—	63,605	—	124,851	—
Mortgage	168,735	2,092	7,655	131	176,390	2,223
Legacy	—	—	95,008	—	95,008	—
Covered loans	1,813	—	—	—	1,813	—

Total Popular, Inc.	$567,779	$3,043	$292,348	$665	$860,127	$3,708

For the six months ended June 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$13,202	$—	$10,483	$101	$23,685	$101
Commercial real estate non-owner occupied	58,121	357	63,815	814	121,936	1,171
Commercial real estate owner occupied	198,318	773	39,044	—	237,362	773
Commercial and industrial	124,974	620	26,547	37	151,521	657
Construction	49,924	107	22,364	—	72,288	107
Mortgage	395,853	11,840	52,245	977	448,098	12,817
Legacy	—	—	41,970	65	41,970	65
Leasing	5,681	—	—	—	5,681	—
Consumer
Credit cards	38,669	—	—	—	38,669	—
Personal	91,828	—	—	—	91,828	—
Auto	57	—	62	—	119	—
Other	4,387	—	2,386	—	6,773	—
Covered loans	79,783	—	—	—	79,783	—

Total Popular, Inc.	$1,060,797	$13,697	$258,916	$1,994	$1,319,713	$15,691

For the six months ended June 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$13,023	$—	$6,013	$—	$19,036	$—
Commercial real estate non-owner occupied	36,187	389	89,107	114	125,294	503
Commercial real estate owner occupied	187,388	905	15,895	423	203,283	1,328
Commercial and industrial	90,918	578	14,038	211	104,956	789
Construction	62,730	49	97,611	124	160,341	173
Mortgage	152,893	4,006	5,103	229	157,996	4,235
Legacy	—	—	67,468	28	67,468	28
Covered loans	1,209	—	—	—	1,209	—

Total Popular, Inc.	$544,348	$5,927	$295,235	$1,129	$839,583	$7,056

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $931 million at June 30, 2012 (December 31, 2011—$881 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $13 thousand related to the construction loan portfolio and $3 million related to the commercial loan portfolio at June 30, 2012 (December 31, 2011—$152 thousand and $3 million, respectively).

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

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five years to ten years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly.

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

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarter ended June 30, 2012.

	Puerto Rico
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—	2	4	—	—
Commercial real estate owner occupied	4	7	—	—	6	15	—	—
Commercial and industrial	8	22	—	—	25	53	—	—
Construction	—	—	—	—	1	1	—	—
Mortgage	125	42	459	65	161	83	794	110
Leasing	—	34	—	—	—	62	—	—
Consumer	—	—	—	—	—	—	—	—
Credit cards	410	—	—	334	957	—	—	674
Personal	281	12	—	—	670	21	—	—
Auto	—	1	—	—	—	1	2	—
Other	14	—	—	—	25	—	—	—

Total	842	119	459	399	1,847	240	796	784

	U.S. Mainland
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	—	1
Mortgage	1	—	23	—	3	—	48	—
Legacy	1	—	—	—	1	—	—	2
Consumer	—	—	—	—	—	—	—	—
HELOCs	—	—	1	—	—	—	1	—

Total	3	—	24	—	5	—	49	4

	Popular, Inc.
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	1	—	—	3	4	—	1
Commercial real estate owner occupied	4	7	—	—	6	15	—	—
Commercial and industrial	8	22	—	—	25	53	—	—
Construction	—	—	—	—	1	1	—	1
Mortgage	126	42	482	65	164	83	842	110
Legacy	1	—	—	—	1	—	—	2
Leasing	—	34	—	—	—	62	—	—
Consumer:
Credit cards	410	—	—	334	957	—	—	674
HELOCs	—	—	1	—	—	—	1	—
Personal	281	12	—	—	670	21	—	—
Auto	—	1	—	—	—	1	2	—
Other	14	—	—	—	25	—	—	—

Total	845	119	483	399	1,852	240	845	788

The following tables present by class, quantitative information related to loans modified as TDRs during the quarter and six months ended June 30, 2012.

Puerto Rico
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$138	$534	$4
Commercial real estate owner occupied	11	4,481	4,070	1
Commercial and industrial	30	18,392	18,061	229
Mortgage	691	91,292	94,681	2,335
Leasing	34	499	481	53
Consumer
Credit cards	744	6,296	6,981	4
Personal	293	4,290	4,285	782
Auto	1	3	3	—
Other	14	34	33	—

Total	1,819	$125,425	$129,129	$3,408

U.S. Mainland
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$2,252	$1,991	$184
Mortgage	24	2,382	2,314	357
Legacy	1	321	316	(3)
Consumer
HELOCs	1	150	134	(1)

Total	27	$5,105	$4,755	$537

Popular, Inc.
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$2,390	$2,525	$188
Commercial real estate owner occupied	11	4,481	4,070	1
Commercial and industrial	30	18,392	18,061	229
Mortgage	715	93,674	96,995	2,692
Legacy	1	321	316	(3)
Leasing	34	499	481	53
Consumer
Credit cards	744	6,296	6,981	4
HELOCs	1	150	134	(1)
Personal	293	4,290	4,285	782
Auto	1	3	3	—
Other	14	34	33	—

Total	1,846	$130,530	$133,884	$3,945

Puerto Rico
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,690	$3,090	$(969)
Commercial real estate owner occupied	21	7,693	7,282	(38)
Commercial and industrial	78	24,764	24,434	250
Construction	2	1,097	1,097	52
Mortgage	1,148	153,208	157,191	6,978
Leasing	62	1,009	966	103
Consumer
Credit cards	1,631	13,521	15,347	44
Personal	691	9,079	9,080	1,501
Auto	3	47	27	(1)
Other	25	75	74	—

Total	3,667	$213,183	$218,588	$7,920

U.S. mainland
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$5,796	$5,536	$184
Construction	1	1,573	1,573	—
Mortgage	51	5,403	5,425	834
Legacy	3	1,272	1,267	(3)
Consumer
HELOCs	1	150	134	(1)

Total	58	$14,194	$13,935	$1,014

Popular, Inc.
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	8	$8,486	$8,626	$(785)
Commercial real estate owner occupied	21	7,693	7,282	(38)
Commercial and industrial	78	24,764	24,434	250
Construction	3	2,670	2,670	52
Mortgage	1,199	158,611	162,616	7,812
Legacy	3	1,272	1,267	(3)
Leasing	62	1,009	966	103
Consumer
Credit cards	1,631	13,521	15,347	44
HELOCs	1	150	134	(1)
Personal	691	9,079	9,080	1,501
Auto	3	47	27	(1)
Other	25	75	74	—

Total	3,725	$227,377	$232,523	$8,934

Four loans comprising a recorded investment of approximately $7 million were restructured into multiple notes (“Note A / B split”) during the quarter ended June 30, 2012. The Corporation recorded approximately $1.4 million in loan charge-offs as part of the loan restructurings. The renegotiations of these loans were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $6 million at June 30, 2012 with a related allowance for loan losses amounting to approximately $94 thousand.

The following tables present by class, TDRs that were subject to payment default from January 1, 2012 through June 30, 2012 and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2012 is inclusive of all partial pay-downs and charge-offs since modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars In thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end
Commercial real estate non-owner occupied	2	$1,791	3	$3,561
Commercial real estate owner occupied	6	3,186	15	15,619
Commercial and industrial	4	3,843	12	4,918
Mortgage	165	25,332	324	48,420
Leasing	4	43	13	412
Consumer
Credit cards	241	1,795	481	3,842
Personal	92	650	189	1,392
Auto	1	16	1	16
Other	—	—	1	1

Total	515	$36,656	1,039	$78,181

U.S. Mainland
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars In thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end
Commercial real estate non-owner occupied	—	—	1	$1,935
Mortgage	3	$319	6	732

Total	3	$319	7	$2,667

Popular, Inc.
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of period end	Loan count	Recorded investment as of period end
Commercial real estate non-owner occupied	2	$1,791	4	$5,496
Commercial real estate owner occupied	6	3,186	15	15,619
Commercial and industrial	4	3,843	12	4,918
Mortgage	168	25,651	330	49,152
Legacy	4	43	13	412
Consumer
Credit cards	241	1,795	481	3,842
Personal	92	650	189	1,392
Auto	1	16	1	16
Other	—	—	1	1

Total	518	$36,975	1,046	$80,848

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

Pass Credit Classifications:

Pass (Scales 1 through 8)—Loans classified as pass have a well defined primary source of repayment very likely to be sufficient, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and capitalization better than industry standards.

Watch (Scale 9)—Loans classified as watch have acceptable business credit, but borrower’s operations, cash flow or financial condition evidence more than average risk, requires above average levels of supervision and attention from Loan Officers.

Special Mention (Scale 10)—Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Adversely Classified Classifications:

Substandard (Scales 11 and 12)—Loans classified as substandard are deemed to be inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans classified as such have well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful (Scale 13)—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss (Scale 14)—Uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be effected in the future.

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

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2012 and December 31, 2011.

June 30, 2012
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$287	$680	$15,313	$—	$—	$16,280	$99,964	$116,244
Commercial real estate non-owner occupied	137,245	146,922	239,331	2,741	—	526,239	753,269	1,279,508
Commercial real estate owner occupied	186,916	171,420	660,891	2,043	—	1,021,270	1,055,206	2,076,476
Commercial and industrial	330,095	245,339	455,750	3,201	1,025	1,035,410	1,655,642	2,691,052

Total Commercial	654,543	564,361	1,371,285	7,985	1,025	2,599,199	3,564,081	6,163,280
Construction	1,021	31,922	63,702	1,298	—	97,943	103,821	201,764
Mortgage	—	—	572,893	—	—	572,893	4,241,328	4,814,221
Leasing	—	—	3,492	—	1,552	5,044	532,873	537,917
Consumer:
Credit cards	—	—	23,639	—	—	23,639	1,172,495	1,196,134
Home equity lines of credit	—	—	1,236	—	3,512	4,748	13,833	18,581
Personal	—	—	9,427	—	173	9,600	1,199,832	1,209,432
Auto	—	—	6,055	—	—	6,055	532,600	538,655
Other	—	—	1,796	—	—	1,796	234,451	236,247

Total Consumer	—	—	42,153	—	3,685	45,838	3,153,211	3,199,049

Total Puerto Rico	$655,564	$596,283	$2,053,525	$9,283	$6,262	$3,320,917	$11,595,314	$14,916,231

U.S. mainland
Commercial multi-family	$61,306	$9,355	$79,293	$—	$—	$149,954	$605,726	$755,680
Commercial real estate non-owner occupied	128,954	58,219	240,482	—	—	427,655	917,851	1,345,506
Commercial real estate owner occupied	22,876	13,576	129,783	—	—	166,235	393,328	559,563
Commercial and industrial	31,160	14,068	72,921	—	—	118,149	660,637	778,786

Total Commercial	244,296	95,218	522,479	—	—	861,993	2,577,542	3,439,535
Construction	1,515	—	33,184	—	—	34,699	13,280	47,979
Mortgage	—	—	32,871	—	—	32,871	1,052,881	1,085,752
Legacy	28,577	36,970	115,010	—	—	180,557	329,272	509,829
Consumer
Credit cards	—	—	398	—	3	401	13,333	13,734
Home equity lines of credit	—	—	3,476	—	5,217	8,693	497,819	506,512
Personal	—	—	1,039	—	627	1,666	141,895	143,561
Auto	—	—	35	—	9	44	1,200	1,244
Other	—	—	15	—	—	15	1,417	1,432

Total Consumer	—	—	4,963	—	5,856	10,819	655,664	666,483

Total U.S. mainland	$274,388	$132,188	$708,507	$—	$5,856	$1,120,939	$4,628,639	$5,749,578

Popular, Inc.
Commercial multi-family	$61,593	$10,035	$94,606	$—	$—	$166,234	$705,690	$871,924
Commercial real estate non-owner occupied	266,199	205,141	479,813	2,741	—	953,894	1,671,120	2,625,014
Commercial real estate owner occupied	209,792	184,996	790,674	2,043	—	1,187,505	1,448,534	2,636,039
Commercial and industrial	361,255	259,407	528,671	3,201	1,025	1,153,559	2,316,279	3,469,838

Total Commercial	898,839	659,579	1,893,764	7,985	1,025	3,461,192	6,141,623	9,602,815
Construction	2,536	31,922	96,886	1,298	—	132,642	117,101	249,743
Mortgage	—	—	605,764	—	—	605,764	5,294,209	5,899,973
Legacy	28,577	36,970	115,010	—	—	180,557	329,272	509,829
Leasing	—	—	3,492	—	1,552	5,044	532,873	537,917
Consumer
Credit cards	—	—	24,037	—	3	24,040	1,185,828	1,209,868
Home equity lines of credit	—	—	4,712	—	8,729	13,441	511,652	525,093
Personal	—	—	10,466	—	800	11,266	1,341,727	1,352,993
Auto	—	—	6,090	—	9	6,099	533,800	539,899
Other	—	—	1,811	—	—	1,811	235,868	237,679

Total Consumer	—	—	47,116	—	9,541	56,657	3,808,875	3,865,532

Total Popular, Inc.	$929,952	$728,471	$2,762,032	$9,283	$12,118	$4,441,856	$16,223,953	$20,665,809

The following table presents the weighted average obligor risk rating at June 30, 2012 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.93	5.31
Commercial real estate non-owner occupied	11.26	7.10
Commercial real estate owner occupied	11.55	6.91
Commercial and industrial	11.36	6.69

Total Commercial	11.44	6.83

Construction	11.77	7.92

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.28	7.14
Commercial real estate non-owner occupied	11.38	7.02
Commercial real estate owner occupied	11.31	6.94
Commercial and industrial	11.28	6.87

Total Commercial	11.33	6.83

Construction	11.36	7.24

Legacy	11.39	7.45

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2011
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$420	$698	$11,848	$—	$—	$12,966	$110,150	$123,116
Commercial real estate non-owner occupied	177,523	134,266	210,596	2,886	—	525,271	736,235	1,261,506
Commercial real estate owner occupied	201,375	192,591	680,912	4,631	—	1,079,509	1,151,917	2,231,426
Commercial and industrial	248,188	282,935	439,853	3,326	1,458	975,760	1,878,774	2,854,534

Total Commercial	627,506	610,490	1,343,209	10,843	1,458	2,593,506	3,877,076	6,470,582
Construction	2,245	27,820	69,562	1,586	—	101,213	59,728	160,941
Mortgage	—	—	626,771	—	—	626,771	4,062,712	4,689,483
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer
Credit cards	—	—	26,373	—	—	26,373	1,189,447	1,215,820
Home equity lines of credit	—	—	1,757	—	3,456	5,213	14,838	20,051
Personal	—	—	8,523	—	559	9,082	974,106	983,188
Auto	—	—	6,830	—	—	6,830	509,434	516,264
Other	—	—	10,165	—	—	10,165	224,939	235,104

Total Consumer	—	—	53,648	—	4,015	57,663	2,912,764	2,970,427

Total Puerto Rico	$629,751	$638,310	$2,094,555	$12,429	$9,750	$3,384,795	$11,455,344	$14,840,139

U.S. mainland
Commercial multi-family	$71,335	$8,230	$69,400	$—	$—	$148,965	$536,852	$685,817
Commercial real estate non-owner occupied	192,080	48,085	231,266	—	—	471,431	932,562	1,403,993
Commercial real estate owner occupied	21,109	20,859	146,367	—	—	188,335	397,505	585,840
Commercial and industrial	30,020	26,131	102,607	—	—	158,758	668,337	827,095

Total Commercial	314,544	103,305	549,640	—	—	967,489	2,535,256	3,502,745
Construction	3,202	10,609	54,096	—	—	67,907	11,091	78,998
Mortgage	—	—	37,236	—	—	37,236	791,741	828,977
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Consumer
Credit cards	—	—	735	—	—	735	13,474	14,209
Home equity lines of credit	—	—	4,774	—	6,590	11,364	526,479	537,843
Personal	—	—	128	—	93	221	147,184	147,405
Auto	—	—	6	—	28	34	2,178	2,212
Other	—	—	24	—	—	24	1,635	1,659

Total Consumer	—	—	5,667	—	6,711	12,378	690,950	703,328

Total U.S. mainland	$351,979	$152,638	$795,268	$—	$6,711	$1,306,596	$4,455,861	$5,762,457

Popular, Inc.
Commercial multi-family	$71,755	$8,928	$81,248	$—	$—	$161,931	$647,002	$808,933
Commercial real estate non-owner occupied	369,603	182,351	441,862	2,886	—	996,702	1,668,797	2,665,499
Commercial real estate owner occupied	222,484	213,450	827,279	4,631	—	1,267,844	1,549,422	2,817,266
Commercial and industrial	278,208	309,066	542,460	3,326	1,458	1,134,518	2,547,111	3,681,629

Total Commercial	942,050	713,795	1,892,849	10,843	1,458	3,560,995	6,412,332	9,973,327
Construction	5,447	38,429	123,658	1,586	—	169,120	70,819	239,939
Mortgage	—	—	664,007	—	—	664,007	4,854,453	5,518,460
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer
Credit cards	—	—	27,108	—	—	27,108	1,202,921	1,230,029
Home equity lines of credit	—	—	6,531	—	10,046	16,577	541,317	557,894
Personal	—	—	8,651	—	652	9,303	1,121,290	1,130,593
Auto	—	—	6,836	—	28	6,864	511,612	518,476
Other	—	—	10,189	—	—	10,189	226,574	236,763

Total Consumer	—	—	59,315	—	10,726	70,041	3,603,714	3,673,755

Total Popular, Inc.	$981,730	$790,948	$2,889,823	$12,429	$16,461	$4,691,391	$15,911,205	$20,602,596

The following table presents the weighted average obligor risk rating at December 31, 2011 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	( Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.91	5.92
Commercial real estate non-owner occupied	11.23	7.16
Commercial real estate owner occupied	11.56	6.85
Commercial and industrial	11.40	6.62

Total Commercial	11.46	6.79

Construction	11.76	7.84

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.20	7.09
Commercial real estate non-owner occupied	11.35	7.00
Commercial real estate owner occupied	11.41	7.04
Commercial and industrial	11.38	6.85

Total Commercial	11.35	6.99

Construction	11.78	7.52

Legacy	11.45	7.47

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 9—FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid BPPR 80% reimbursement under the loss share agreements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring in April 2020. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring in April 2015 and BPPR reimbursement to the FDIC for eight years expiring in April 2018, in each case, on the same terms and conditions as described above.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Six months ended June 30,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(66,788)	34,433
Credit impairment losses to be covered under loss sharing agreements	42,848	51,329
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded
commitments accounted for under ASC Subtopic 310-20	(496)	(30,003)
Payments received from FDIC under loss sharing agreements	(262,807)	(15,694)
Other adjustments attributable to FDIC loss sharing agreements	3,709	(5,028)

Balance at end of period	$1,631,594	$2,445,256

As part of the loss share agreements, BPPR has to make a true-up payment to the FDIC on the date that is 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss share agreements, in the event losses on the loss share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%).

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Carrying amount (fair value)	$100,198	$98,340
Undiscounted amount[1]	$172,365	$170,973

[1]	Increase from December 31, 2011 was due to changes in expected cash flows on the covered assets.

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

Note 10—Transfers of financial assets and mortgage servicing assets

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

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2012 and 2011 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2012, the Corporation recorded a net gain $13.9 million (June 30, 2011—$4.1 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2012, the Corporation recorded a net gain $27.6 million (June 30, 2011 $10.4 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2012 and 2011:

	Proceeds Obtained During the Quarter Ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$204,636	—	$204,636
Mortgage-backed securities—FNMA	—	71,450	—	71,450

Total trading account securities	—	$276,086	—	$276,086

Mortgage servicing rights	—	—	$3,788	$3,788

Total	—	$276,086	$3,788	$279,874

	Proceeds Obtained During the Six Months Ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$394,815	—	$394,815
Mortgage-backed securities—FNMA	—	130,985	—	130,985

Total trading account securities	—	$525,800	—	$525,800

Mortgage servicing rights	—	—	$7,021	$7,021

Total	—	$525,800	$7,021	$532,821

	Proceeds Obtained During the Quarter Ended June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$217,296	—	$217,296
Mortgage-backed securities—FNMA	—	48,229	—	48,229

Total trading account securities	—	$265,525	—	$265,525

Mortgage servicing rights	—	—	$4,890	$4,890

Total	—	$265,525	$4,890	$270,415

	Proceeds Obtained During the Six Months Ended June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$472,870	$—	$472,870
Mortgage-backed securities—FNMA	—	121,247	—	121,247

Total trading account securities	—	$594,117	$—	$594,117

Mortgage servicing rights	—	—	$10,839	$10,839

Total	—	$594,117	$10,839	$604,956

During the six months ended June 30, 2012, the Corporation retained servicing rights on whole loan sales involving approximately $118 million in principal balance outstanding (June 30, 2011—$53 million), with realized gains of approximately $4.6 million (June 30, 2011—gains of $1.1 million). All loan sales performed during the six months ended June 30, 2012 and 2011 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2012 and 2011.

Residential MSRs
(In thousands)	June 30, 2012	June 30, 2011
Fair value at beginning of period	$151,323	$166,907
Purchases	1,018	860
Servicing from securitizations or asset transfers	8,206	11,292
Changes due to payments on loans[1]	(8,950)	(6,577)
Reduction due to loan repurchases	(1,360)	(1,820)
Changes in fair value due to changes in valuation model inputs or assumptions	5,519	(7,852)
Other disposals	(45)	(191)

Fair value at end of period	$155,711	$162,619

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $17.0 billion at June 30, 2012 (December 31, 2011—$17.3 billion; June 30, 2011—$17.4 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2012 amounted to $11.9 million and $24.1 million, respectively (June 30, 2011—$12.4 million and $24.8 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2012, those weighted average mortgage servicing fees were 0.28% (June 30, 2011—0.26%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2012 and 2011 were as follows:

	Quarter ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Prepayment speed	6.5%	4.9%	6.1%	4.9%
Weighted average life	15.4 years	20.3 years	16.4 years	20.4 years
Discount rate (annual rate)	11.5%	11.5%	11.5%	11.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

	Originated MSRs
(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Fair value of servicing rights	$104,627	$99,280	$102,427
Weighted average life	11.9 years	13.0 years	11.7 years
Weighted average prepayment speed (annual rate)	8.4%	7.7%	8.6%
Impact on fair value of 10% adverse change	$(3,309)	$(2,744)	$(3,671)
Impact on fair value of 20% adverse change	$(6,570)	$(5,800)	$(7,113)
Weighted average discount rate (annual rate)	12.5%	12.6%	12.6%
Impact on fair value of 10% adverse change	$(4,513)	$(3,913)	$(4,541)
Impact on fair value of 20% adverse change	$(8,780)	$(7,948)	$(8,690)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

	Purchased MSRs
(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Fair value of servicing rights	$51,084	$52,043	$60,192
Weighted average life	12.7 years	14.6 years	11.7 years
Weighted average prepayment speed (annual rate)	7.9%	6.9%	8.6%
Impact on fair value of 10% adverse change	$(1,956)	$(1,887)	$(2,502)
Impact on fair value of 20% adverse change	$(3,435)	$(3,303)	$(4,417)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.5%
Impact on fair value of 10% adverse change	$(2,312)	$(2,376)	$(2,789)
Impact on fair value of 20% adverse change	$(4,090)	$(4,214)	$(4,935)

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

At June 30, 2012, the Corporation serviced $3.2 billion (December 31, 2011—$3.5 billion; June 30, 2011—$3.7 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2012, the Corporation had recorded $180 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2011—$180 million; June 30, 2011—$156 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation.

Note 11—Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2012	December 31, 2011
Net deferred tax assets (net of valuation allowance)	$572,744	$429,691
Investments under the equity method	223,960	313,152
Bank-owned life insurance program	231,428	238,077
Prepaid FDIC insurance assessment	32,617	58,082
Prepaid taxes	107,827	17,441
Other prepaid expenses	56,063	59,894
Derivative assets	53,244	61,886
Trades receivables from brokers and counterparties	87,774	69,535
Others	212,137	214,635

Total other assets	$1,577,794	$1,462,393

Note 12—Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 and 2011, allocated by reportable segments, were as follows (refer to Note 31 for the definition of the Corporation’s reportable segments):

2012
(In thousands)	Balance at January 1, 2012	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30,2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$(154)	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$(154)	$647,757

2011
(In thousands)	Balance at January 1, 2011	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2011
Banco Popular de Puerto Rico	$245,309	$—	$(69)	$—	$245,240
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,387	$—	$(69)	$—	$647,318

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2012
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	June 30,	Accumulated	June 30,
	2012	impairment	2012	2012	impairment	2012
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,168	$164,411	$647,757

December 31, 2011
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2011	impairment	2011	2011	impairment	2011
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$245,309	$—	$245,309	$246,272	$—	$246,272
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$812,761	$164,411	$648,350

At June 30, 2012 and December 31, 2011, the Corporation had $6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2012
Core deposits	$77,885	$39,571	$38,314
Other customer relationships	16,835	2,111	14,724
Other intangibles	188	96	92

Total other intangible assets	$94,908	$41,778	$53,130

December 31, 2011
Core deposits	$80,591	$38,199	$42,392
Other customer relationships	19,953	4,643	15,310
Other intangibles	242	103	139

Total other intangible assets	$100,786	$42,945	$57,841

Certain core deposits and other customer relationships intangibles with a gross amount of $3 million and $4 million, respectively, became fully amortized during the six months ended June 30, 2012, and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.

During the quarter ended June 30, 2012, the Corporation recognized $2.5 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2011—$2.2 million). During the six months ended June 30, 2012, the Corporation recognized $5.1 million in amortization related to other intangible assets with definite useful lives (June 30, 2011—$4.5 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2012	$4,949
Year 2013	9,871
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050

Note 13 —Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2012	December 31, 2011
Savings accounts	$6,568,223	$6,473,215
NOW, money market and other interest bearing demand deposits	5,697,749	5,103,398

Total savings, NOW, money market and other interest bearing demand deposits	12,265,972	11,576,613

Certificates of deposit:
Under $100,000	6,095,656	6,473,095
$100,000 and over	3,474,665	4,236,945

Total certificates of deposit	9,570,321	10,710,040

Total interest bearing deposits	$21,836,293	$22,286,653

A summary of certificates of deposit by maturity at June 30, 2012, follows:

(In thousands)
2012	$4,281,050
2013	2,464,619
2014	1,036,359
2015	939,484
2016	494,620
2017 and thereafter	354,189

Total certificates of deposit	$9,570,321

At June 30, 2012, the Corporation had brokered deposits amounting to $3.1 billion (December 31, 2011—$3.4 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $22 million at June 30, 2012 (December 31, 2011—$13 million).

Note 14 —Borrowings

Assets sold under agreements to repurchase as of the end of the periods presented were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Assets sold under agreements to repurchase	$1,426,636	$2,141,097

The repurchase agreements outstanding at June 30, 2012 were collateralized by $1.0 billion (December 31, 2011—$1.8 billion) in investment securities available-for-sale, $357 million (December 31, 2011—$403 million) in trading securities and $73 million (December 31, 2011—$68 million) in securities sold not yet delivered that are classified in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $249 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2011—$274 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

(In thousands)	June 30, 2012	December 31, 2011
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.36% to 0.38%	$315,000	$295,000
Others	1,200	1,200

Total other short-term borrowings	$316,200	$296,200

Note: Refer to the Corporation’s 2011 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2011.

Notes payable as of the end of the periods reported consisted of:

(In thousands)	June 30, 2012	December 31, 2011
Advances with the FHLB with maturities ranging from 2012 through 2021 paying interest at monthly fixed rates ranging from 0.63% to 4.95% (December 31, 2011- ranging from 0.66% to 4.95%)	$650,370	$642,568
Term notes with maturities ranging from 2012 to 2016 paying interest semiannually at fixed rates ranging from 5.25% to 7.86%	278,365	278,309
Term notes with maturities ranging from 2012 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	366	588
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 15)	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $451,838 at June 30, 2012 and $465,963 at December 31, 2011, with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note15)[1]	484,162	470,037
Others	24,520	25,070

Total notes payable	$1,877,583	$1,856,372

Note: The 10-year U.S. Treasury note key index rate at June 30, 2012 and December 31, 2011 was 2.21% and 1.88%, respectively.

[1]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at June 30, 2012 and December 31, 2011.

A breakdown of borrowings by contractual maturities at June 30, 2012 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2012	$684,438	$316,200	$192,323	$1,192,961
2013	—	—	98,848	98,848
2014	—	—	189,410	189,410
2015	174,135	—	41,101	215,236
2016	453,063	—	311,487	764,550
Later years	115,000	—	560,252	675,252
No stated maturity	—	—	936,000	936,000

Subtotal	1,426,636	316,200	2,329,421	4,072,257
Less: Discount	—	—	451,838	451,838

Total borrowings	$1,426,636	$316,200	$1,877,583	$3,620,419

Note 15 —Trust preferred securities

At June 30, 2012 and December 31, 2011, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at June 30, 2012 and December 31, 2011.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $484 million at June 30, 2012 ($936 million aggregate liquidation amount, net of $452 million discount) and $470 million at December 31, 2011 ($936 million aggregate liquidation amount, net of $466 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At June 30, 2012 and December 31, 2011, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At June 30, 2012, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At June 30, 2012, the remaining $935 million of trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which are exempt from the phase-out provision.

Note 16 —Stockholders’ equity

Reverse stock split

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock previously approved by the Corporation’s stockholders on April 27, 2012. Upon the effectiveness of the reverse split, each 10 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Popular, Inc.’s common stock began trading on a split-adjusted basis on May 30, 2012. All share and per share information in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the 1-for-10 reverse stock split.

In connection with the reverse stock split, the Corporation amended its Restated Certificate of Incorporation to reduce the number of shares of its authorized common stock from 1,700,000,000 to 170,000,000.

The reverse stock split did not affect the par value of a share of the Corporation’s common stock.

At the effective date of the reverse stock split, the stated capital attributable to common stock on the Corporation’s consolidated statement of financial condition was reduced by dividing the amount of the stated capital prior to the reverse stock split by 10, and the additional paid-in capital (surplus) was credited with the amount by which the stated capital was reduced. This was also reflected retroactively for prior periods presented in the financial statements.

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $415 million at June 30, 2012 (December 31, 2011—$415 million). There were no transfers between the statutory reserve account and the retained earnings account during the six months ended June 30, 2012 and June 30, 2011.

Note 17—Accumulated other comprehensive income (loss)

The following table presents accumulated other comprehensive income (loss) by component at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(29,775)	$(28,829)

Underfunding of pension and postretirement benefit plans	(320,808)	(333,287)
Tax effect	113,779	117,229

Net of tax amount	(207,029)	(216,058)

Unrealized holding gains on securities available-for-sale	204,640	230,746
Tax effect	(23,433)	(27,668)

Net of tax amount	181,207	203,078

Unrealized losses on cash flow hedges	(1,408)	(1,057)
Tax effect	422	318

Net of tax amount	(986)	(739)

Accumulated other comprehensive loss	$(56,583)	$(42,548)

Note 18—Guarantees

At June 30, 2012 the Corporation recorded a liability of $0.8 million (December 31, 2011—$0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

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

At June 30, 2012 the Corporation serviced $3.2 billion (December 31, 2011—$3.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2012 the Corporation repurchased approximately $32 million and $82 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2011—$53 million for the quarter and $115 million for six-months period). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2012 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million (December 31, 2011—$59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarter and six-month periods ended June 30, 2012 and 2011.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$56,115	$55,318	$58,659	$53,729
Additions for new sales	—	—	—	—
Provision for recourse liability	5,330	10,059	9,562	19,824
Net charge-offs / terminations	(5,662)	(10,050)	(12,438)	(18,226)

Balance as of end of period	$55,783	$55,327	$55,783	$55,327

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans approximated $2.5 million in unpaid principal balance with losses amounting to $0.5 million during the six-month period ended June 30, 2012 (June 30, 2011—$10.0 million and $0.7 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At June 30, 2012, the related representation and warranty reserve amounted to $8.2 million, and the related serviced portfolio approximated $3.2 billion (December 31, 2011—$8.5 million and $3.5 billion, respectively).

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2012, the Corporation serviced $17.0 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2011—$17.3 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million (December 31, 2011—$32 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At June 30, 2012, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $10 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2011—$11 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and six-month period ended June 30, 2012 and 2011.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$10,625	$30,688	$10,625	$30,659
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	—	(605)	—	(522)
Net charge-offs / terminations	(494)	(1,067)	(494)	(1,121)

Balance as of end of period	$10,131	$29,016	$10,131	$29,016

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $0.6 billion at June 30, 2012 (December 31, 2011—$0.7 billion). In addition, at June 30, 2012 and December 31, 2011, PIHC fully and unconditionally guaranteed on a subordinated basis $1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 15 to the consolidated financial statements for further information on the trust preferred securities.

Note 19—Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit:
Credit card lines	$4,356,439	$4,297,755
Commercial lines of credit	2,281,549	2,039,629
Other unused credit commitments	358,304	358,572
Commercial letters of credit	10,432	11,632
Standby letters of credit	130,113	124,709
Commitments to originate mortgage loans	56,809	53,323

At June 30, 2012, the Corporation maintained a reserve of approximately $7 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2011—$15 million).

Other commitments

At June 30, 2012, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2011—$10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 31 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.7 billion, or 61% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at June 30, 2012, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2011—$12.5 billion, or 61%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to the Corporation’s total assets or deposits, or in relation to the Corporation’s overall business. At June 30, 2012, the Corporation had approximately $0.9 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $140 million were uncommitted lines of credit (December 31, 2011—$1.3 billion and $140 million, respectively). Of the total credit facilities granted, $745 million was outstanding at June 30, 2012 (December 31, 2011—$1.2 billion). Furthermore, at June 30, 2012, the Corporation had $144 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2011—$154 million).

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $100 million at June 30, 2012 (December 31, 2011—$98 million).

Legal Proceedings

The nature of Popular’s business ordinarily results in a certain number of claims, litigation, investigations, and legal and administrative cases and proceedings. When the Corporation determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Corporation will consider the settlement of cases (including cases where it has meritorious defenses) when, in management’s judgment, it is in the best interest of both the Corporation and its shareholders to do so.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $16.9 million as of June 30, 2012. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The Popular Stock-Drop Litigation

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

•	The Hoff Action

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

•	The ERISA Action

On November 30, 2009, plaintiffs in the ERISA case filed a consolidated class action complaint. The consolidated complaint purported to be on behalf of employees participating in the Popular, Inc. U.S.A. 401(k) Savings and Investment Plan and the Popular, Inc. Puerto Rico Savings and Investment Plan from January 24, 2008 to the date of the Complaint to recover losses pursuant to Sections 409 and 502(a)(2) of ERISA against Popular, certain directors, officers and members of plan committees, each of whom was alleged to be a plan fiduciary. The consolidated complaint alleged that defendants breached their alleged fiduciary obligations by, among other things, failing to eliminate Popular stock as an investment alternative in the plans. The complaint sought to recover alleged losses to the plans and equitable relief, including injunctive relief and a constructive trust, along with costs and attorneys’ fees. On December 21, 2009, and in compliance with a scheduling order issued by the Court, Popular and the individual defendants submitted an answer to the amended complaint. Shortly thereafter, on December 31, 2009, Popular and the individual defendants filed a motion to dismiss the consolidated class action complaint or, in the alternative, for judgment on the pleadings. On May 5, 2010, a magistrate judge issued a report and recommendation in which he recommended that the motion to dismiss be denied except with respect to Banco Popular de Puerto Rico, as to which he recommended that the motion be granted. On May 19, 2010, Popular filed objections to the magistrate judge’s report and recommendation. On September 30, 2010, the Court issued an order without opinion granting in part and denying in part the motion to dismiss and providing that the Court would issue an opinion and order explaining its decision. No opinion was, however, issued prior to the settlement discussed below.

•	The Derivative Suits

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

•	The Class Action Settlements

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

On November 2, 2011, the Court in the Hoff securities class action announced at a hearing on the proposed settlement that it would deny certain individual shareholders’ requests to opt out (see the Montilla-Rojo subsection below), overrule the objection to the settlement and grant final approval in a written order to follow, which order and final judgment were issued on the same date. On November 29, 2011, the individual shareholders whose requests to opt-out were rejected and the objectors to the settlement appealed from the final judgment to the United States Court of Appeals for the First Circuit. On December 21, 2011, the lead plaintiffs in the Hoff action filed a motion for an order requiring the objectors to post a bond to cover the costs associated with the objectors’ appeal, which the Court granted on January 9, 2012. On January 17, 2012, the objectors moved for reconsideration of the order requiring them to post a bond. On January 24, 2012, the Court denied the objectors’ motion for reconsideration. On January 27, 2012, the objectors filed a motion informing the Court that they would voluntarily dismiss the appeal with prejudice, which the Court noted on January 30, 2012.

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

•	The Montilla-Rojo Claim Filed by the Hoff Opt-Outs

On January 18, 2011, certain individual shareholders filed a suit captioned Montilla-Rojo et al. v. Popular, Inc., et al., against the Corporation and certain officers asserting claims under the federal securities laws similar or identical to those in the Hoff action. On February 25, 2011, those shareholders filed an amended complaint asserting additional legal theories. On June 19, 2011, certain of those shareholders sought leave to intervene in the securities class action. On June 28, 2011, the Court denied their motion to intervene as untimely. On or about October 11, 2011, certain individual shareholders, including shareholders represented by counsel in the Montilla-Rojo action, filed requests to opt-out of the proposed settlement in the Hoff securities class action. Other purported shareholders represented by the same counsel, filed an objection to the settlement. On November 22, 2011, the plaintiffs in the Montilla-Rojo action filed a second amended complaint asserting additional legal theories. On December 2, 2011, the parties to the Montilla-Rojo action filed a joint motion to stay the proceedings in light of the pending appeal in the related Hoff securities class action. The Court granted the motion to stay on December 13, 2011. With the January 27, 2012 voluntary dismissal of the appeal, the stay was lifted. On March 13, 2012, defendants filed a motion to dismiss the Montilla-Rojo second amended complaint. On July 10, 2012, the parties to the Montilla-Rojo action reached an agreement to settle all outstanding claims. Under the terms of the agreement, in consideration for the full settlement and release of all defendants, the parties agreed that the amount of $0.75 million would be paid by or on behalf of defendants. On July 18, 2012, and in accordance with the settlement, the Court dismissed the Montilla-Rojo action with prejudice. On July 31, 2012, the amount of $0.6 million was paid by insurers on behalf of defendants and the amount of $0.15 million was paid by defendants directly.

Other Class Actions

•	The Overdraft Fee Litigation

In addition to the foregoing, Banco Popular is a defendant in two class action lawsuits arising from its consumer banking and trust-related activities. On October 7, 2010, a putative class action for breach of contract and damages captioned Almeyda-Santiago v. Banco Popular de Puerto Rico, was filed in the Puerto Rico Court of First Instance against Banco Popular. The complaint essentially asserts that plaintiff and others similarly situated who plaintiff purports to represent have suffered damages because of Banco Popular’s allegedly fraudulent overdraft fee practices in connection with debit card transactions. Such practices allegedly consist of: (a) the reorganization of electronic debit transactions in high-to-low order so as to multiply the number of overdraft fees assessed on its customers; (b) the assessment of overdraft fees even when clients have not overdrawn their accounts; (c) the failure to disclose, or to adequately disclose, its overdraft policy to its customers; and (d) the provision of false and fraudulent information regarding its clients’ account balances at point of sale transactions and on its website. Plaintiff seeks damages, restitution and provisional remedies against Banco Popular for breach of contract, abuse of trust, illegal conversion and unjust enrichment. On January 13, 2011, Banco Popular submitted a motion to dismiss the complaint.

In January 2012, the parties to the Almeyda action entered into a memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, the parties agreed that the amount of $0.4 million will be paid by defendants, which amount, net of attorneys’ fees, shall be donated to one or more non-profit consumer financial counseling services organizations based in Puerto Rico. A settlement stipulation and a joint motion for preliminary approval of such settlement were filed with the Court on July 3, 2012 and are pending Court approval.

•	The Bank-as-Trustee Litigation

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

More specifically, plaintiffs—Guillermo García Lamadrid and Benito del Cueto Figueras—are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its purported fiduciary duty to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and with gross negligence. Popular and the other defendants submitted separate motions to dismiss on or about February 28, 2011. Plaintiffs submitted a consolidated opposition thereto on April 15, 2011. The parties were allowed to submit replies and surreplies to such motions and the motions have now been deemed submitted by the Court and are pending resolution. An argumentative hearing on this motion was held on July 3, 2012. At the hearing, the Court requested supplemental briefs on the matters at issue.

Note 20—Non-consolidated variable interest entities

The Corporation is involved with four statutory trusts which it established to issue trust preferred securities to the public. Also, it established Popular Capital Trust III for the purpose of exchanging Series C preferred stock shares held by the U.S. Treasury for trust preferred securities issued by this trust. These trusts are deemed to be variable interest entities (“VIEs”) since the equity investors at risk have no substantial decision-making rights. The Corporation does not hold any variable interest in the trusts, and therefore, cannot be the trusts’ primary beneficiary. Furthermore, the Corporation concluded that it did not hold a controlling financial interest in these trusts since the decisions of the trusts are predetermined through the trust documents and the guarantee of the trust preferred securities is irrelevant since in substance the sponsor is guaranteeing its own debt.

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2012.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 22 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2012 and December 31, 2011, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Assets
Servicing assets:
Mortgage servicing rights	$127,315	$101,511

Total servicing assets	$127,315	$101,511

Other assets:
Servicing advances	$2,161	$3,027

Total other assets	$2,161	$3,027

Total	$129,476	$104,538

Maximum exposure to loss	$129,476	$104,538

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $11.1 billion at June 30, 2012 (December 31, 2011—$9.4 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2012 and December 31, 2011, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The Corporation has determined that PRLP 2011 Holdings, LLC is a VIE but the Corporation is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to CPG Island Servicing, LLC, an affiliate of CPG, which contracted Archon, an affiliate of Goldman Sachs, to act as sub-servicer, but it has the responsibility to oversee such servicing responsibilities.

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest (the “Investment in PRLP 2011 Holdings, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC and its maximum exposure to loss at June 30, 2012 and December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Assets
Loans held-in-portfolio:
Acquisition loan	$50,926	$64,711
Advances under the working capital line	865	—
Advances under the advance facility	3,653	—

Total loans held-in-portfolio	$55,444	$64,711

Accrued interest receivable	$154	$—
Other assets:
Investment in PRLP 2011 Holdings LLC	$38,635	$37,561

Total other assets	$38,635	$37,561

Total assets	$94,233	$102,272

Deposits	$(3,367)	$(48)

Total liabilities	$(3,367)	$(48)

Total net assets	$90,866	$102,224

Maximum exposure to loss	$90,866	$102,224

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2012 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, and the equity interest held by the Corporation, net of the deposits.

Note 21—Related party transactions with affiliated company / joint venture

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC, Inc. (“EVERTEC”) to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings, the holding company of EVERTEC. EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 25 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2011 Annual Report for details on this sale to an unrelated third-party. As of June 30, 2012, the Corporation’s holds a 48.5% interest in the holding company of EVERTEC.

The Corporation’s equity in EVERTEC, including the impact of intra-entity eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition. During the quarter ended June 30, 2012, the Corporation received a $131 million cash dividend from its investments in EVERTEC’s holding company. The Corporation did not receive any capital distributions from EVERTEC during the year ended December 31, 2011.

(In thousands)	June 30, 2012	December 31, 2011
Equity investment in EVERTEC	$61,924	$191,072
Intra-company eliminations (detailed in next table)	26,183	11,944

Equity investment in EVERTEC, considering intra-company eliminations	$88,107	$203,016

The Corporation had the following financial condition accounts outstanding with EVERTEC at June 30, 2012 and December 31, 2011. The 51.5% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statements of financial condition at June 30, 2012 (December 31, 2011—51%).

	At June 30, 2012			At December 31, 2011
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest
Loans	$53,398	$25,898	$27,500	$53,215	$26,075	$27,140
Investment securities	35,000	16,975	18,025	35,000	17,150	17,850
Deposits	22,095	10,716	11,379	54,288	26,601	27,687
Accounts receivables (Other assets)	3,191	1,547	1,644	5,132	2,515	2,617
Accounts payable (Other liabilities)	15,508	7,521	7,987	14,684	7,195	7,489

Total	$53,986	$26,183	$27,803	$24,375	$11,944	$12,431

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of income (loss) from EVERTEC for the quarter and six months ended June 30, 2012 and 2011.The unfavorable impact of the elimination in non-interest income presented in the table is principally offset by the elimination of 48.5% of the professional fees (operating expenses) paid by the Corporation to EVERTEC during the quarter and six months ended June 30, 2012 (June 30, 2011—49%).

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012
Share of (loss) income from the equity investment in EVERTEC	$(45)	$1,685
Intra-company eliminations considered in other operating income (detailed in next table)	(12,929)	(26,274)

Share of loss from equity investment in EVERTEC, net of eliminations	$(12,974)	$(24,589)

(In thousands)	Quarter ended June 30, 2011	Six months ended June 30, 2011
Share of income from the equity investment in EVERTEC	$705	$12,496
Intra-company eliminations considered in other operating income (detailed in next table)	(12,748)	(26,460)

Share of loss from equity investment in EVERTEC, net of eliminations	$(12,043)	$(13,964)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2012 and 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, for the quarters and six months ended June 30, 2012, the Corporation eliminates 48.5% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 48.5% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC (June 30, 2011—49%). The 51.5% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations for the quarters and six months ended June 30, 2012 (June 30, 2011—51%).

	Quarter ended June 30, 2012			Six months ended June 30, 2012
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	Category
Interest income on loan to EVERTEC	$825	$381	$444	$1,648	$784	$864	Interest income
Interest income on investment securities issued by EVERTEC	962	445	517	1,925	917	1,008	Interest income
Interest expense on deposits	(64)	(28)	(36)	(174)	(82)	(92)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,420	2,960	3,460	12,273	5,828	6,445	Other service fees
Processing fees on services provided by EVERTEC	(37,855)	(17,545)	(20,310)	(74,514)	(35,508)	(39,006)	Professional fees
Rental income charged to EVERTEC	1,673	773	900	3,355	1,597	1,758	Net occupancy
Transition services provided to EVERTEC	190	85	105	403	190	213	Other operating expenses

Total	$(27,849)	$(12,929)	$(14,920)	$(55,084)	$(26,274)	$(28,810)

	Quarter ended June 30, 2011			Six months ended June 30, 2011
(In thousands)	100%	Popular’s 49% interest (eliminations)	51% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest	Category
Interest income on loan to EVERTEC	$881	$431	$450	$1,937	$949	$988	Interest income
Interest income on investment securities issued by EVERTEC	962	471	491	1,925	943	982	Interest income
Interest expense on deposits	(107)	(52)	(55)	(402)	(197)	(205)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	7,279	3,567	3,712	14,072	6,895	7,177	Other service fees
Processing fees on services provided by EVERTEC	(37,122)	(18,190)	(18,932)	(75,800)	(37,142)	(38,658)	Professional fees
Rental income charged to EVERTEC	1,797	880	917	3,604	1,766	1,838	Net occupancy
Transition services provided to EVERTEC	297	145	152	666	326	340	Other operating expenses

Total	$(26,013)	$(12,748)	$(13,265)	$(53,998)	$(26,460)	$(27,538)

EVERTEC has certain performance bonds outstanding, which are guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $8.0 million at June 30, 2012 (December 31, 2011—$15.0 million). Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $2.9 million at June 30, 2012 and December 31, 2011. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

As indicated in Note 20 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarter and six months ended June 30, 2012.

	Quarter ended June 30, 2012			Six months ended June 30, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$726	$181	$545	$1,511	$376	$1,135	Interest income

The Corporation had the following financial condition accounts outstanding with PRLP 2011 Holdings, LLC at June 30, 2012 and December 31, 2011. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At June 30, 2012			At December 31, 2011
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest
Loans	$73,827	$18,383	$55,444	$86,167	$21,456	$64,711
Deposits (non-interest bearing)	4,484	1,117	3,367	64	16	48
Accrued interest receivable	204	50	154	—	—	—

Total	$69,547	$17,316	$52,231	$86,103	$21,440	$64,663

Note 22—Fair value measurement

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 and on a nonrecurring basis in periods subsequent to initial recognition for the six months ended June 30, 2012 and 2011:

At June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$37,928	$—	$37,928
Obligations of U.S. Government sponsored entities	—	1,039,398	—	1,039,398
Obligations of Puerto Rico, States and political subdivisions	—	49,909	—	49,909
Collateralized mortgage obligations—federal agencies	—	2,001,582	—	2,001,582
Collateralized mortgage obligations—private label	—	40,334	—	40,334
Mortgage-backed securities	—	1,868,344	7,382	1,875,726
Equity securities	3,523	3,499	—	7,022
Other	—	24,898	—	24,898

Total investment securities available-for-sale	$3,523	$5,065,892	$7,382	$5,076,797

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$32,049	$—	$32,049
Collateralized mortgage obligations	—	729	2,855	3,584
Mortgage-backed securities—federal agencies	—	343,575	17,705	361,280
Other	—	18,194	2,356	20,550

Total trading account securities	$—	$394,547	$22,916	$417,463

Mortgage servicing rights	$—	$—	$155,711	$155,711
Derivatives	—	53,250	—	53,250

Total assets measured at fair value on a recurring basis	$3,523	$5,513,689	$186,009	$5,703,221

Liabilities
Derivatives	$—	$(58,410)	$—	$(58,410)
Contingent consideration	—	—	(101,013)	(101,013)

Total liabilities measured at fair value on a recurring basis	$—	$(58,410)	$(101,013)	$(159,423)

At December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,668	$—	$38,668
Obligations of U.S. Government sponsored entities	—	985,546	—	985,546
Obligations of Puerto Rico, States and political subdivisions	—	58,728	—	58,728
Collateralized mortgage obligations—federal agencies	—	1,697,642	—	1,697,642
Collateralized mortgage obligations—private label	—	57,792	—	57,792
Mortgage-backed securities	—	2,132,134	7,435	2,139,569
Equity securities	3,465	3,451	—	6,916
Other	—	24,962	—	24,962

Total investment securities available-for-sale	$3,465	$4,998,923	$7,435	$5,009,823

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$90,332	$—	$90,332
Collateralized mortgage obligations	—	737	2,808	3,545
Mortgage-backed securities—federal agencies	—	303,428	21,777	325,205
Other	—	13,212	4,036	17,248

Total trading account securities	$—	$407,709	$28,621	$436,330

Mortgage servicing rights	$—	$—	$151,323	$151,323
Derivatives	—	61,887	—	61,887

Total assets measured at fair value on a recurring basis	$3,465	$5,468,519	$187,379	$5,659,363

Liabilities
Derivatives	$—	$(66,700)	$—	$(66,700)
Contingent consideration	—	—	(99,762)	(99,762)

Total liabilities measured at fair value on a recurring basis	$—	$(66,700)	$(99,762)	$(166,462)

Six months ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$24,151	$24,151	$(2,769)
Loans held-for-sale[2]	—	—	177,460	177,460	(38,244)
Other real estate owned[3]	—	5,944	81,241	87,185	(22,748)
Other foreclosed assets[3]	—	—	144	144	(208)
Long-lived assets held-for-sale[4]	—	—	1,100	1,100	(123)

Total assets measured at fair value on a nonrecurring basis	$—	$5,944	$284,096	$290,040	$(64,092)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $5 million at June 30, 2012.
[4]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

Six months ended June 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$24,873	$24,873	$(3,917)
Loans held-for-sale[2]	—	—	139,226	139,226	(13,905)
Other real estate owned[3]	—	—	25,009	25,009	(8,696)
Other foreclosed assets[3]	—	—	97	97	(506)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$189,205	$189,205	$(27,024)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $2 million at June 30, 2011.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2012 and 2011.

Quarter ended June 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2012	$7,226	$2,750	$16,363	$3,988	$156,331	$186,658	$(100,834)	$(100,834)
Gains (losses) included in earnings	(1)	(4)	39	12	(5,575)	(5,529)	(179)	(179)
Gains (losses) included in OCI	207	—	—	—	—	207	—	—
Purchases	—	546	2,955	2,054	4,993	10,548	—	—
Sales	—	(251)	(1,377)	(1,743)	—	(3,371)	—	—
Settlements	(50)	(186)	(275)	(1,955)	(38)	(2,504)	—	—

Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2012	$—	$51	$60	$(4)	$(236)	$(129)	$(179)	$(179)

Six months ended June 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2012	$7,435	$2,808	$21,777	$4,036	$151,323	$187,379	$(99,762)	$(99,762)
Gains (losses) included in earnings	(3)	57	977	49	(4,791)	(3,711)	(1,251)	(1,251)
Gains (losses) included in OCI	200	—	—	—	—	200	—	—
Purchases	—	607	6,313	2,060	9,224	18,204	—	—
Sales	—	(251)	(5,455)	(1,834)	—	(7,540)	—	—
Settlements	(250)	(366)	(696)	(1,955)	(45)	(3,312)	—	—
Transfers into Level 3	—	—	2,405	—	—	2,405	—	—
Transfers out of Level 3	—	—	(7,616)	—	—	(7,616)	—	—

Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2012	$—	$51	$31	$70	$5,519	$5,671	$(1,251)	$(1,251)

Quarter ended June 30, 2011
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2011	$7,715	$2,678	$20,862	$2,883	$167,416	$201,554	$(94,483)	$(94,483)
Gains (losses) included in earnings	(1)	1	87	439	(10,078)	(9,552)	(1,595)	(1,595)
Gains (losses) included in OCI	(5)	—	—	—	—	(5)	—	—
Initial fair value on acquisition	—	—	—	—	—	—	138	138
Purchases	—	371	8,273	536	5,472	14,652	—	—
Sales	—	(251)	(1,667)	(287)	—	(2,205)	—	—
Settlements	(75)	(161)	(476)	—	(191)	(903)	—	—

Balance at June 30, 2011	$7,634	$2,638	$27,079	$3,571	$162,619	$203,541	$(95,940)	$(95,940)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2011	$—	$—	$152	$712	$(5,935)	$(5,071)	$(1,595)	$(1,595)

Six months ended June 30, 2011
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2011	$7,759	$2,746	$20,238	$2,810	$166,907	$200,460	$(92,994)	$(92,994)
Gains (losses) included in earnings	(3)	1	159	560	(16,249)	(15,532)	(3,084)	(3,084)
Gains (losses) included in OCI	2	—	—	—	—	2	—	—
Initial fair value on acquisition	—	—	—	—	—	—	138	138
Purchases	—	396	10,220	924	12,152	23,692	—	—
Sales	—	(316)	(2,787)	(676)	—	(3,779)	—	—
Settlements	(124)	(189)	(751)	(47)	(191)	(1,302)	—	—

Balance at June 30, 2011	$7,634	$2,638	$27,079	$3,571	$162,619	$203,541	$(95,940)	$(95,940)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2011	$—	$(1)	$207	$824	$(7,852)	$(6,822)	$(3,084)	$(3,084)

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended June 30, 2012 and 2011. There were $2 million in transfers from Level 2 to Level 3 and $7 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the six months ended June 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the six months ended June 30, 2011. There were no transfers in and/or out of Level 1 during the quarters and six months ended June 30, 2012 and 2011.

Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2012 and 2011 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2012		Six months ended June 30, 2012
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(3)	$—
FDIC loss share income (expense)	(236)	(236)	(1,857)	(1,857)
Other service fees	(5,575)	(236)	(4,791)	5,519
Trading account (loss) profit	47	107	1,083	152
Other operating income	57	57	606	606

Total	$(5,708)	$(308)	$(4,962)	$4,420

	Quarter ended June 30, 2011		Six months ended June 30, 2011
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(3)	$—
FDIC loss share income (expense)	(1,555)	(1,555)	(3,044)	(3,044)
Other service fees	(10,078)	(5,935)	(16,249)	(7,852)
Trading account (loss) profit	527	864	720	1,030
Other operating income	(40)	(40)	(40)	(40)

Total	$(11,147)	$(6,666)	$(18,616)	$(9,906)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized mortgage obligations—trading	$2,855	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	2.7 years (0.4 -6.8 years) 3.8% (1.1% - 4.7%) 23.5% (18.0% - 28.8%)
Other—trading	$1,284	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	5.8 years 12.9 9.0	% %
Mortgage servicing rights	$155,711	Discounted cash flow model	Prepayment speed Weighted average life Discount rate	8.2% (2.6% - 25.7%) 12.2 years (3.9 -37.9 years) 12.0% (10.0 - 15.5%)
Contingent consideration	$(101,013)	Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	25.5% (0.0% -100.0%) 5.5%
Loans held-in-portfolio	$24,151	External Appraisal	Haircut applied on external appraisals	21.2% (6.7% -35.0%)
Loans held-for-sale	$120,754	Discounted cash flow model	Weighted average life Net loss rate	2.0 years 58.1%
Other real estate owned	$50,788	External Appraisal	Haircut applied on external appraisals	22.5% (5.9% -51.1%)

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are constant prepayment rates and discount rates. Increases in interest rates may result in lower prepayments. Discount rates vary according to products and / or portfolios depending on the perceived risk. Increases in discount rates result in a lower fair value measurement. The Corporation’s Corporate Comptroller’s unit is responsible for determining the fair value of MSRs, which is based on discounted cash flow methods based on assumptions developed by an external service provider, except for prepayment speeds, which are adjusted internally for the local market based on historical experience. The Corporation’s Corporate Treasury unit validates the economic assumptions developed by the external service provider on a quarterly basis. In addition, an analytical review of prepayment speeds is performed quarterly by the Corporate Comptroller’s unit. Significant variances in prepayment speeds are investigated by the Corporate Treasury unit. The Corporation’s MSR Committee analyzes changes in fair value measurements of MSRs and approves the valuation assumptions at each reporting period. Changes in valuation assumptions must also be approved by the MSR Committee. The fair value of MSRs are compared with those of the external service provider on a quarterly basis in order to validate if the fair values are within the materiality thresholds established by management to monitor and investigate material deviations. Back-testing is performed to compare projected cash flows with actual historical data to ascertain the reasonability of the projected net cash flow results.

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

Contingent consideration liability

The fair value of the true-up payment obligation (contingent consideration) to the FDIC as it relates to the Westernbank FDIC-assisted transaction was estimated using projected cash flows related to the loss sharing agreements at the true-up measurement date. It took into consideration the intrinsic loss estimate, asset premium/discount, cumulative shared loss payments, and the cumulative servicing amount related to the loan portfolio. Refer to Note 9 to the consolidated financial statements for a description of the formula established in the loss share agreements for determining the true-up payment.

On a quarterly basis, management evaluates and revises the estimated credit loss rates that are used to determine expected cash flows on the covered loan pools. The expected credit losses on the loan pools are used to determine the loss share cash flows expected to be paid to the FDIC when the true-up payment is due.

The true-up payment obligation was discounted using a term rate consistent with the time remaining until the payment is due. The discount rate was an estimate of the sum of the risk-free benchmark rate for the term remaining before the true-up payment is due and a risk premium to account for the credit risk profile of BPPR. The risk premium was calculated based on a 12-month trailing average spread of the yields on corporate bonds with credit ratings similar to BPPR.

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

Other real estate owned and other foreclosed assets

Other real estate owned includes real estate properties securing mortgage, consumer, and commercial loans. Other foreclosed assets include automobiles securing auto loans. The fair value of foreclosed assets may be determined using an external appraisal, broker price opinion, internal valuation or binding offer. The majority of these foreclosed assets are classified as Level 3 since they are subject to internal adjustments. Certain foreclosed assets which are measured based on binding offers are classified as Level 2.

Note 23—Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at June 30, 2012 and December 31, 2011, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 22.

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

•

Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 15 for additional information on these trust preferred securities.

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

Assets sold under agreements to repurchase

•

Securities sold under agreements to repurchase (structured and non-structured): Securities sold under agreements to repurchase with short-term maturities approximate fair value because of the short-term nature of those instruments. Resell and repurchase agreements with long-term maturities were valued using discounted cash flows based on the three-month LIBOR. In determining the non-performance credit risk valuation adjustment, the collateralization levels of these long-term securities sold under agreements to repurchase were considered. In the case of callable structured repurchase agreements, the callable feature is not considered when determining the fair value of those repurchase agreements, since there is a remote possibility, based on forward rates, that the investor will call back these agreements before maturity since it is not expected that the interest rates would rise more than the specified interest rate of these agreements. Securities sold under agreements to repurchase (structured and non-structured) are classified as Level 2.

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

	June 30, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and due from banks	$515,338	$515,338	$—	$—	$515,338	$535,282	$535,282
Money market investments	949,828	—	949,828	—	949,828	1,376,174	1,376,174
Trading account securities, excluding derivatives[1]	417,463	—	394,547	22,916	417,463	436,330	436,330
Investment securities available-for-sale[1]	5,076,797	3,523	5,065,892	7,382	5,076,797	5,009,823	5,009,823
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	$97,999	$—	$1,385	$98,457	$99,842	$98,973	$98,770
Collateralized mortgage obligation-federal agency	147	—	—	152	152	160	151
Other	26,500	—	1,500	25,029	26,529	26,250	26,333

Total investment securities held-to-maturity	$124,646	$—	$2,885	$123,638	$126,523	$125,383	$125,254

Other investment securities:
FHLB stock	$78,650	$—	$78,650	$—	$78,650	$84,133	$84,133
FRB stock	79,563	—	79,563	—	79,563	79,648	79,648
Trust preferred securities	14,197	—	13,197	1,000	14,197	14,197	14,197
Other investments	1,877	—	—	3,538	3,538	1,902	3,605

Total other investment securities	$174,287	$—	$171,410	$4,538	$175,948	$179,880	$181,583

Loans held-for-sale	$364,537	$—	$4,689	$369,503	$374,193	$363,093	$390,783
Loans not covered under loss sharing agreement with the FDIC	20,017,274	—	—	17,193,518	17,193,518	19,912,233	16,753,889
Loans covered under loss sharing agreements with the FDIC	3,898,835	—	—	4,490,006	4,490,006	4,223,758	4,663,327
FDIC loss share asset	1,631,594	—	—	1,509,000	1,509,000	1,915,128	1,755,295
Mortgage servicing rights	155,711	—	—	155,711	155,711	151,323	151,323
Derivatives	53,250	—	53,250	—	53,250	61,887	61,887

	June 30, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,844,459	$—	$17,844,459	$—	$17,844,459	$17,232,087	$17,232,087
Time deposits	9,570,321	—	9,661,260	—	9,661,260	10,710,040	10,825,256

Total deposits	$27,414,780	$—	$27,505,719	$—	$27,505,719	$27,942,127	$28,057,343

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$788,446	$—	$795,140	$—	$795,140	$1,102,907	$1,107,314
Structured repurchase agreements	638,190	—	729,662	—	729,662	1,038,190	1,166,488

Total assets sold under agreements to repurchase	$1,426,636	$—	$1,524,802	$—	$1,524,802	$2,141,097	$2,273,802

Other short-term borrowings[2]	$316,200	$—	$316,200	$—	$316,200	$296,200	$296,200
Notes payable:
FHLB advances	$650,370	$—	$683,701	$—	$683,701	$642,568	$673,505
Medium-term notes	278,731	—	290,459	3,964	294,423	278,897	282,898
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	328,913	—	328,913	439,800	284,238
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	484,162	—	—	737,422	737,422	470,037	457,120
Others	24,520	—	—	24,520	24,520	25,070	25,070

Total notes payable	$1,877,583	$—	$1,303,073	$765,906	$2,068,979	$1,856,372	$1,722,831

Derivatives	$58,410	$—	$58,410	$—	$58,410	$66,700	$66,700

Contingent consideration	$101,013	$—	$—	$101,013	$101,013	$99,762	$99,762

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value	Notional amount	Fair value
Commitments to extend credit	$6,996,292	$—	$—	$1,776	$1,776	$6,695,956	$2,062
Letters of credit	140,545	—	—	2,982	2,982	136,341	2,339

Note 24—Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2012 and 2011:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2012	2011	2012	2011
Net income	$65,739	$110,685	$114,147	$120,817
Preferred stock dividends	(930)	(931)	(1,861)	(1,861)

Net income applicable to common stock	$64,809	$109,754	$112,286	$118,956

Average common shares outstanding	102,295,113	102,122,591	102,318,459	102,138,020
Average potential dilutive common shares	115,505	67,023	161,071	116,300

Average common shares outstanding— assuming dilution	102,410,618	102,189,614	102,479,530	102,254,320

Basic and dilutive EPS	$0.63	$1.07	$1.10	$1.16

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

For the quarter and six months ended June 30, 2012, there were 166,215 and 167,215 weighted average antidilutive stock options outstanding, respectively (June 30, 2011—210,303 and 211,228). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which had an antidilutive effect at June 30, 2012.

Note 25—Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Debit card fees	$9,411	$13,795	$18,576	$26,720
Insurance fees	12,063	12,208	24,453	24,134
Credit card fees	14,268	11,792	26,827	22,368
Sale and administration of investment products	9,645	7,657	18,534	14,787
Mortgage servicing fees, net of fair value adjustments	6,335	2,269	19,266	8,529
Trust fees	4,069	4,110	8,150	7,605
Processing fees	1,639	1,740	3,413	3,437
Other fees	4,597	4,736	8,847	9,379

Total other services fees	$62,027	$58,307	$128,066	$116,959

Note 26—FDIC loss share income (expense)

The caption of FDIC loss share income (expense) in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
(Amortization) accretion of loss share indemnification asset	$(37,413)	$8,637	$(66,788)	$34,433
80% mirror accounting on credit impairment losses[1]	29,426	38,884	42,848	51,329
80% mirror accounting on reimbursable expenses	10,663	1,017	12,468	1,017
80% mirror accounting on discount accretion on loans unfunded commitments accounted for under ASC 310-20	(248)	(8,538)	(496)	(30,003)
Change in true-up payment obligation	(236)	(1,555)	(1,858)	(3,044)
Other	383	225	1,146	973

Total FDIC loss share income (expense)	$2,575	$38,670	$(12,680)	$54,705

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 27—Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$7,495	$7,784	$393	$395
Expected return on plan assets	(9,810)	(10,840)	(526)	(450)
Amortization of net loss	5,426	2,829	323	148

Total net periodic pension cost (benefit)	$3,111	$(227)	$190	$93

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Interest cost	$14,990	$15,569	$786	$790
Expected return on plan assets	(19,620)	(21,680)	(1,052)	(901)
Amortization of net loss	10,852	5,657	646	296

Total net periodic pension cost (benefit)	$6,222	$(454)	$380	$185

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter and six months ended June 30, 2012. The total contributions expected to be paid during the year 2012 for the pension and benefit restoration plans amount to approximately $50 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$548	$504	$1,096	$1,008
Interest cost	1,950	2,135	3,900	4,271
Amortization of prior service cost	(50)	(240)	(100)	(480)
Amortization of net loss	540	267	1,080	534

Total net periodic postretirement benefit cost	$2,988	$2,666	$5,976	$5,333

Contributions made to the postretirement benefit plan for the quarter and six months ended June 30, 2012 amounted to approximately $2.0 million and $3.8 million, respectively. The total contributions expected to be paid during the year 2012 for the postretirement benefit plan amount to approximately $7.4 million.

Note 28—Stock-based compensation

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$ 158.35—$185.00	58,978	$167.85	0.69	58,978	$167.85
$ 192.50—$272.00	107,237	$252.51	2.01	107,237	$252.51

$ 158.35—$272.00	166,215	$222.47	1.54	166,215	$222.47

There was no intrinsic value of options outstanding at June 30, 2012 and 2011. There was no intrinsic value of options exercisable at June 30, 2012 and 2011.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2010	227,518	$206.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(20,572)	195.48

Outstanding at December 31, 2011	206,946	$207.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(40,731)	148.06

Outstanding at June 30, 2012	166,215	$222.47

The stock options exercisable at June 30, 2012 totaled 166,215 (June 30, 2011—210,303). There were no stock options exercised during the quarters and six months ended June 30, 2012 and 2011. Thus, there was no intrinsic value of options exercised during the quarters and six months ended June 30, 2012 and 2011.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2011 and 2012.

There was no stock option expense recognized for the quarters and six months ended June 30, 2012 and 2011.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	113,174	$36.06
Granted	155,945	32.35
Vested	(5,156)	89.97
Forfeited	(22,029)	42.03

Non-vested at December 31, 2011	241,934	$31.98
Granted	359,427	17.72
Vested	(93,768)	38.14
Forfeited	(2,007)	36.39

Non-vested at June 30, 2012	505,586	$20.68

During the quarter ended June 30, 2012, 207,237 shares of restricted stock (June 30, 2011 – 63,689) were awarded to management under the Incentive Plan, of which 100,980 shares (June 30, 2011—18,788) were awarded to management consistent with the requirements of the TARP Interim Final Rule. For the six-month period ended June 30, 2012, 359,427 shares of restricted stock (June 30, 2011 – 155,945) were awarded to management under the Incentive Plan, of which 253,170 shares (June 30, 2011 – 111,045) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance share awards consist of the opportunity to receive shares of Popular Inc.’s common stock provided that the Corporation achieves certain performance goals during a three-year performance cycle. The compensation cost associated with the performance shares is recorded ratably over a three-year performance period. The performance shares are granted at the end of the three-year period and vest at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant would receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. During the six months ended June 30, 2012 and 2011, no performance shares were granted under this plan.

During the quarter ended June 30, 2012, the Corporation recognized $1.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (June 30, 2011—$0.8 million, with a tax benefit of $0.2 million). For the six-month period ended June 30, 2012, the Corporation recognized $2.1 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (June 30, 2011—$1.3 million, with a tax benefit of $0.3 million). During the quarter ended June 30, 2012, there was vesting of restricted stock. For the six-month period ended June 30, 2012, the fair market value of the restricted stock vested was $2.7 million at grant date and $1.6 million at vesting date. This triggers a shortfall of $0.3 million that was recorded as an additional income tax expense at the applicable income tax rate. No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. There was no performance share expense recognized for the quarters and six months ended June 30, 2012 and 2011. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2012 was $12.0 million and is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	—	—
Granted	30,163	$26.72
Vested	(30,163)	26.72
Forfeited	—	—

Non-vested at December 31, 2011	—	—
Granted	34,478	$16.27
Vested	(34,478)	16.27
Forfeited	—	—

Non-vested at June 30, 2012	—	—

During the quarter ended June 30, 2012, the Corporation granted 29,103 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2011 – 19,542). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $33 thousand (June 30, 2011—$0.1 million, with a tax benefit of $35 thousand). For the six-month period ended June 30, 2012, the Corporation granted 34,478 shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date (June 30, 2011 – 21,871). During this period, the Corporation recognized $0.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $70 thousand (June 30, 2011—$0.2 million, with a tax benefit of $70 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2012 for directors was $0.6 million.

Note 29—Income taxes

Income tax expense (benefit) differed from the amounts computed by applying the Puerto Rico income tax rate of 30 percent to pre-tax income as a result of the following:

	Quarters ended
	June 30, 2012		June 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(3,646)	30%	$21,776	30%
Net benefit of net tax exempt interest income	(3,739)	31	(15,206)	(21)
Deferred tax asset valuation allowance	(48)	—	3,945	5
Non-deductible expenses	5,726	(47)	5,400	7
Difference in tax rates due to multiple jurisdictions	(1,149)	9	(1,866)	(2)
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(74)
Effect of income subject to preferential tax rate[2]	(73,298)	603	(100)	—
State taxes and others	(1,739)	14	1,566	2

Income tax (benefit) expense	$(77,893)	640%	$(38,100)	(53)%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

	Six months ended
	June 30, 2012		June 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$15,734	30%	$68,984	30%
Net benefit of net tax exempt interest income	(10,753)	(21)	(17,613)	(8)
Deferred tax asset valuation allowance	1,119	2	(1,360)	(1)
Non-deductible expenses	11,365	22	10,726	5
Difference in tax rates due to multiple jurisdictions	(4,356)	(8)	(4,344)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	45
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(23)
Effect of income subject to preferential tax rate[2]	(74,269)	(142)	(332)	—
State taxes and others	(541)	(1)	3,394	1

Income tax (benefit) expense	$(61,701)	(118)%	$109,127	47%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

The results for the second quarter of 2012 reflect a tax benefit of $72.9 million related to the reduction of the deferred tax liability on the estimated gains for tax purposes related to the loans acquired from Westernbank (the “Acquired Loans”). In June 2012, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) and the Corporation entered into a Closing Agreement (the “Closing Agreement”) to clarify that the Acquired Loans are a capital asset and any gain resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%, thus reducing the deferred tax liability on the estimated gain and recognizing an income tax benefit for accounting purposes. As part of the Closing Agreement, the Corporation prepaid to the P.R. Treasury the estimated tax of $72.9 million related to these estimated capital gains.

As part of the Closing Agreement, the P.R. Treasury and the Corporation agreed that for tax purposes the deductions related to previously recognized charge-offs originated from the Westernbank FDIC-assisted transaction for the years 2010 through May 2012 will be deferred until years 2017 to 2020. As a result of this aspect of the Closing Agreement, the Corporation made a payment of $45.5 million to the P.R. Treasury and recorded an increase in the deferred tax asset. In June 2012, the Corporation made a total payment to the P.R. Treasury of $132.5 million related to the Closing Agreement.

Additionally, as a result of a private ruling, in June 2011 the P.R. Treasury and the Corporation signed a closing agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for the years 2009 and 2010 will be deferred until 2013 through 2016. As a result of the agreement, the Corporation made a payment of $89.4 million to the P.R. Treasury and recorded a tax benefit on its financial statements of $143 million, or $53.6 million net of the payment made to the P.R. Treasury, resulting from the recovery of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position in such years.

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

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2012	December 31, 2011
Deferred tax assets:
Tax credits available for carryforward	$2,447	$3,459
Net operating loss and other carryforward available	1,194,341	1,174,488
Postretirement and pension benefits	103,059	104,663
Deferred loan origination fees	6,931	6,788
Allowance for loan losses	600,478	605,105
Deferred gains	11,145	11,763
Accelerated depreciation	5,711	5,527
Intercompany deferred gains	4,099	4,344
Other temporary differences	34,019	27,341

Total gross deferred tax assets	1,962,230	1,943,478

Deferred tax liabilities:
Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	34,709	32,293
Difference in outside basis between financial and tax reporting on sale of a business	8,155	20,721
FDIC-assisted transaction	28,153	142,000
Unrealized net gain on trading and available-for-sale securities	56,592	73,991
Deferred loan origination costs	4,303	4,277
Other temporary differences	7,345	6,187

Total gross deferred tax liabilities	139,257	279,469

Valuation allowance	1,260,597	1,259,358

Net deferred tax asset	$562,376	$404,651

The net deferred tax asset shown in the table above at June 30, 2012 is reflected in the consolidated statements of financial condition as $573 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2011—$430 million) and $10 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2011—$25 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended June 30, 2012. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At June 30, 2012, the Corporation recorded a valuation allowance of approximately $1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2011—$1.3 billion).

At June 30, 2012, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $588 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended June 30, 2012 taking into account taxable income exclusive of temporary differences. This cumulative loss position was mainly due to the performance of the construction and commercial real estate loan portfolios in prior years, including the losses related to the reclassification and sale of certain loans pertaining to those portfolios. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to ten years; (iii) unrealized gain on appreciated assets that could be realized to increase taxable income; and (iv) the financial results of the operations showed an improvement in the profitability of the business during 2011 and first two quarters of 2012. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2012	2011
Balance at January 1	$19.5	$26.3
Additions for tax positions—January through March	0.7	2.2
Reduction as a result of settlements—January through March	—	(4.4)

Balance at March 31	$20.2	$24.1
Additions for tax positions—April through June	—	0.8
Additions for tax positions taken in prior years—April through June	—	2.1
Reduction for tax positions—April through June	(0.2)	—
Reduction for tax positions taken in prior years—April through June	(0.7)	—

Balance at June 30	$19.3	$27.0

The accrued interest related to uncertain tax positions approximated $6.4 million at June 30, 2012 (December 31, 2011—$5.5 million). Management determined that at June 30, 2012 and December 31, 2011, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $24.9 million at June 30, 2012 (June 30, 2011—$33.4 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2012, the following years remain subject to examination in the U.S. Federal jurisdiction: 2008 and thereafter; and in the Puerto Rico jurisdiction, 2007 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $11 million.

Note 30—Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2012 and June 30, 2011 are listed in the following table:

(In thousands)	June 30, 2012	June 30, 2011
Non-cash activities:
Loans transferred to other real estate	$151,891	$96,481
Loans transferred to other property	11,636	14,299

Total loans transferred to foreclosed assets	163,527	110,780
Transfers from loans held-in-portfolio to loans held-for-sale	48,564	18,061
Transfers from loans held-for-sale to loans held-in-portfolio	6,633	26,873
Loans securitized into investment securities[1]	525,800	594,117
Recoveries related to loans transferred to loans held-for-sale	—	13,807
Trades receivables from brokers and counterparties	87,774	37,196
Recognition of mortgage servicing rights on securitizations or asset transfers	8,206	11,292
Payables due to counterparties related to early extinguishment of debt	376,058	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 31—Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2012, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2012

For the quarter ended June 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$298,455	$69,555	$—
Provision for loan losses	103,690	15,300	—
Non-interest income	84,597	15,250	—
Amortization of intangibles	1,851	680	—
Depreciation expense	9,237	1,988	—
Loss on early extinguishment of debt	25,072	—	—
Other operating expenses	230,960	55,303	—
Income tax (benefit) expense	(73,724)	936	—

Net income	$85,966	$10,598	$—

Segment assets	$27,720,852	$8,643,799	$(15,440)

For the quarter ended June 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$368,010	$(27,001)	$191	$341,200
Provision for loan losses	118,990	209	—	119,199
Non-interest income	99,847	11,333	(17,456)	93,724
Amortization of intangibles	2,531	—	—	2,531
Depreciation expense	11,225	301	—	11,526
Loss on early extinguishment of debt	25,072	—	—	25,072
Other operating expenses	286,263	19,353	(16,866)	288,750
Income tax benefit	(72,788)	(4,961)	(144)	(77,893)

Net income (loss)	$96,564	$(30,570)	$(255)	$65,739

Segment assets	$36,349,211	$5,319,296	$(5,056,328)	$36,612,179

For the six months ended June 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$588,562	$143,630	$—
Provision for loan losses	189,547	30,026	—
Non-interest income	198,331	30,706	—
Amortization of intangibles	3,764	1,360	—
Depreciation expense	18,624	4,017	—
Loss on early extinguishment of debt	25,141	—	—
Other operating expenses	453,317	117,185	—
Income tax (benefit) expense	(56,371)	1,872	—

Net income	$152,871	$19,876	$—

For the six months ended June 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$732,192	$(53,817)	$407	$678,782
Provision for loan losses	219,573	349	—	219,922
Non-interest income	229,037	22,839	(34,244)	217,632
Amortization of intangibles	5,124	—	—	5,124
Depreciation expense	22,641	641	—	23,282
Loss on early extinguishment of debt	25,141	—	—	25,141
Other operating expenses	570,502	34,179	(34,182)	570,499
Income tax benefit	(54,499)	(7,257)	55	(61,701)

Net income (loss)	$172,747	$(58,890)	$290	$114,147

2011

For the quarter ended June 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$325,167	$74,601	$—
Provision for loan losses	119,324	24,993	—
Non-interest income	113,144	19,127	—
Amortization of intangibles	1,575	680	—
Depreciation expense	9,101	1,853	—
Loss on early extinguishment of debt	289	—	—
Other operating expenses	205,666	62,708	—
Income tax (benefit) expense	(37,476)	934	—

Net income	$139,832	$2,560	$—

For the quarter ended June 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$399,768	$(25,441)	$215	$374,542
Provision for loan losses	144,317	—	—	144,317
Non-interest income	132,271	9,781	(17,892)	124,160
Amortization of intangibles	2,255	—	—	2,255
Depreciation expense	10,954	436	—	11,390
Loss on early extinguishment of debt	289	—	—	289
Other operating expenses	268,374	17,028	(17,536)	267,866
Income tax benefit	(36,542)	(1,556)	(2)	(38,100)

Net income (loss)	$142,392	$(31,568)	$(139)	$110,685

For the six months ended June 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$620,612	$149,415	$—
Provision for loan losses	186,580	33,056	—
Non-interest income	234,871	36,544	—
Amortization of intangibles	3,150	1,360	—
Depreciation expense	18,733	3,844	—
Loss on early extinguishment of debt	528	—	—
Other operating expenses	394,396	120,935	—
Income tax expense	108,668	1,872	—

Net income	$143,428	$24,892	$—

For the six months ended June 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$770,027	$(52,648)	$522	$717,901
Provision for loan losses	219,636	—	—	219,636
Non-interest income	271,415	52,023	(34,910)	288,528
Amortization of intangibles	4,510	—	—	4,510
Depreciation expense	22,577	873	—	23,450
Loss on early extinguishment of debt	528	8,000	—	8,528
Other operating expenses	515,331	40,121	(35,091)	520,361
Income tax expense (benefit)	110,540	(1,714)	301	109,127

Net income (loss)	$168,320	$(47,905)	$402	$120,817

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2012

For the quarter ended June 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$109,081	$185,944	$3,430	$—	$298,455
Provision for loan losses	42,725	60,965	—	—	103,690
Non-interest (expense) income	(2,082)	56,113	30,606	(40)	84,597
Amortization of intangibles	1	1,710	140	—	1,851
Depreciation expense	4,204	4,797	236	—	9,237
Loss on early extinguishment of debt	7,793	17,279	—	—	25,072
Other operating expenses	74,068	139,297	17,635	(40)	230,960
Income tax (benefit) expense	(30,152)	(47,660)	4,088	—	(73,724)

Net income	$8,360	$65,669	$11,937	$—	$85,966

Segment assets	$13,102,525	$19,792,243	$610,310	$(5,784,226)	$27,720,852

For the six months ended June 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$209,277	$372,202	$7,079	$4	$588,562
Provision for loan losses	56,423	133,124	—	—	189,547
Non-interest income	19,010	122,117	57,270	(66)	198,331
Amortization of intangibles	10	3,418	336	—	3,764
Depreciation expense	8,372	9,776	476	—	18,624
Loss on early extinguishment of debt	7,862	17,279	—	—	25,141
Other operating expenses	135,249	283,144	34,990	(66)	453,317
Income tax (benefit) expense	(20,390)	(43,359)	7,376	2	(56,371)

Net income	$40,761	$90,937	$21,171	$2	$152,871

2011

For the quarter ended June 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$138,859	$183,694	$2,574	$40	$325,167
Provision for loan losses	104,291	15,033	—	—	119,324
Non-interest income	41,981	46,507	24,542	114	113,144
Amortization of intangibles	26	1,396	153	—	1,575
Depreciation expense	4,165	4,698	238	—	9,101
Loss on early extinguishment of debt	289	—	—	—	289
Other operating expenses	60,357	130,356	14,996	(43)	205,666
Income tax (benefit) expense	(18,850)	(21,481)	2,778	77	(37,476)

Net income	$30,562	$100,199	$8,951	$120	$139,832

For the six months ended June 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$258,419	$357,164	$4,948	$81	$620,612
Provision for loan losses	132,186	54,394	—	—	186,580
Non-interest income	87,339	101,408	46,065	59	234,871
Amortization of intangibles	52	2,790	308	—	3,150
Depreciation expense	8,544	9,714	475	—	18,733
Loss on early extinguishment of debt	528	—	—	—	528
Other operating expenses	115,265	248,583	30,646	(98)	394,396
Income tax expense	57,990	45,363	5,222	93	108,668

Net income	$31,193	$97,728	$14,362	$145	$143,428

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2012

For the quarter ended June 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$68,459	$1,096	$—	$69,555
Provision for loan losses	13,490	1,810	—	15,300
Non-interest income	14,445	805	—	15,250
Amortization of intangibles	680	—	—	680
Depreciation expense	1,988	—	—	1,988
Other operating expenses	54,523	780	—	55,303
Income tax expense	936	—	—	936

Net income ( loss)	$11,287	$(689)	$—	$10,598

Segment assets	$9,366,898	$399,543	$(1,122,642)	$8,643,799

For the six months ended June 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$142,066	$1,564	$—	$143,630
Provision for loan losses	22,886	7,140	—	30,026
Non-interest income	29,737	969	—	30,706
Amortization of intangibles	1,360	—	—	1,360
Depreciation expense	4,017	—	—	4,017
Other operating expenses	115,546	1,639	—	117,185
Income tax expense	1,872	—	—	1,872

Net income (loss)	$26,122	$(6,246)	$—	$19,876

2011

For the quarter ended June 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$74,201	$400	$—	$74,601
Provision for loan losses	18,306	6,687	—	24,993
Non-interest income	18,354	773	—	19,127
Amortization of intangibles	680	—	—	680
Depreciation expense	1,853	—	—	1,853
Other operating expenses	58,085	4,623	—	62,708
Income tax expense	934	—	—	934

Net income (loss)	$12,697	$(10,137)	$—	$2,560

For the six months ended June 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$148,501	$914	$—	$149,415
Provision for loan losses	18,911	14,145	—	33,056
Non-interest income	35,728	816	—	36,544
Amortization of intangibles	1,360	—	—	1,360
Depreciation expense	3,844	—	—	3,844
Other operating expenses	114,040	6,895	—	120,935
Income tax expense	1,872	—	—	1,872

Net income (loss)	$44,202	$(19,310)	$—	$24,892

Geographic Information

	Quarter ended		Six months ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:[1]
Puerto Rico	$329,813	$387,091	$683,323	$783,340
United States	80,518	87,809	164,242	176,213
Other	24,593	23,802	48,849	46,876

Total consolidated revenues	$434,924	$498,702	$896,414	$1,006,429

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain on sale and valuation adjustments of investment securities, trading account profit, net gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income, fair value change in equity appreciation instrument and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2012	December 31, 2011
Puerto Rico
Total assets	$26,619,381	$27,410,644
Loans	18,354,498	18,594,751
Deposits	20,172,885	20,696,606
United States
Total assets	$8,773,131	$8,708,709
Loans	5,825,192	5,845,359
Deposits	6,165,313	6,151,959
Other
Total assets	$1,219,667	$1,229,079
Loans	866,986	874,282
Deposits [1]	1,076,582	1,093,562

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 32—Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to June 30, 2012. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter and six months ended June 30, 2012, other than information updated in the legal proceedings in Note 19.

Note 33—Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2012 and December 31, 2011, and the results of their operations and cash flows for periods ended June 30, 2012 and 2011.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Popular International Bank, Inc. (“PIBI”) is a wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries Popular Insurance V.I., Inc. and Tarjetas y Transacciones en Red Tranred, C.A. Effective January 1, 2012, PNA, which was a wholly-owned subsidiary of PIBI prior to that date, became a direct wholly-owned subsidiary of PIHC after an internal reorganization. Since the internal reorganization, PIBI is no longer a bank holding company and is no longer a potential issuer of the Corporation’s debt securities. PIBI has no outstanding registered debt securities that would also be guaranteed by PIHC.

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at June 30, 2012, BPPR could have declared a dividend of approximately $310 million (December 31, 2011—$243 million). Currently, the prior approval of the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions in Puerto Rico is necessary for the payments of any dividends by BPPR to PIHC. Prior approval of the Federal Reserve Bank of New York is also necessary for the payments of any dividends by BPNA to PIHC.

Condensed Consolidating Statement of Financial Condition

	At June 30, 2012
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$9,269	$628	$515,541	$(10,100)	$515,338
Money market investments	18,321	4,892	931,507	(4,892)	949,828
Trading account securities, at fair value	—	—	417,469	—	417,469
Investment securities available-for-sale, at fair value	40,251	—	5,053,684	(17,138)	5,076,797
Investment securities held-to-maturity, at amortized cost	185,000	—	124,646	(185,000)	124,646
Other investment securities, at lower of cost or realizable value	10,850	4,492	158,945	—	174,287
Investment in subsidiaries	4,146,742	1,638,655	—	(5,785,397)	—
Loans held-for-sale, at lower of cost or fair value	—	—	364,537	—	364,537

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	324,468	—	20,733,740	(294,598)	20,763,610
Loans covered under loss sharing agreements with the FDIC	—	—	4,016,330	—	4,016,330
Less - Unearned income	—	—	97,801	—	97,801
Allowance for loan losses	357	—	765,673	—	766,030

Total loans held-in-portfolio, net	324,111	—	23,886,596	(294,598)	23,916,109

FDIC loss share asset	—	—	1,631,594	—	1,631,594
Premises and equipment, net	2,558	117	524,352	—	527,027
Other real estate not covered under loss sharing agreements with the FDIC	—	—	226,629	—	226,629
Other real estate covered under loss sharing agreements with the FDIC	—	—	125,093	—	125,093
Accrued income receivable	1,190	112	121,112	(94)	122,320
Mortgage servicing assets, at fair value	—	—	155,711	—	155,711
Other assets	104,263	13,869	1,473,264	(13,602)	1,577,794
Goodwill	—	—	647,757	—	647,757
Other intangible assets	553	—	58,690	—	59,243

Total assets	$4,843,108	$1,662,765	$36,417,127	$(6,310,821)	$36,612,179

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$$5,588,700	$($10,213)	$5,578,487
Interest bearing	—	—	21,851,788	(15,495)	21,836,293

Total deposits	—	—	27,440,488	(25,708)	27,414,780

Assets sold under agreements to repurchase	—	—	1,426,636	—	1,426,636
Other short-term borrowings	—	—	584,900	(268,700)	316,200
Notes payable	774,974	427,353	675,256	—	1,877,583
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	46,897	42,210	1,512,537	(45,901)	1,555,743

Total liabilities	821,871	469,563	31,824,817	(525,309)	32,590,942

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,028	2	55,628	(55,630)	1,028
Surplus	4,118,689	4,153,208	8,799,459	(12,944,140)	4,127,216
Accumulated deficit	(91,913)	(3,015,083)	(4,204,640)	7,211,196	(100,440)
Treasury stock, at cost	(144)	—	—	—	(144)
Accumulated other comprehensive (loss) income, net of tax	(56,583)	55,075	(58,137)	3,062	(56,583)

Total stockholders’ equity	4,021,237	1,193,202	4,592,310	(5,785,512)	4,021,237

Total liabilities and stockholders’ equity	$4,843,108	$1,662,765	$36,417,127	$(6,310,821)	$36,612,179

Condensed Consolidating Statement of Financial Condition

	At December 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$6,365	$932	$534,796	$(6,811)	$535,282
Money market investments	42,239	552	1,357,996	(24,613)	1,376,174
Trading account securities, at fair value	—	—	436,331	—	436,331
Investment securities available-for-sale, at fair value	35,700	—	4,991,760	(17,637)	5,009,823
Investment securities held-to-maturity, at amortized cost	185,000	—	125,383	(185,000)	125,383
Other investment securities, at lower of cost or realizable value	10,850	4,492	164,538	—	179,880
Investment in subsidiaries	3,987,287	1,627,313	—	(5,614,600)	—
Loans held-for-sale, at lower of cost or fair value	—	—	363,093	—	363,093

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	249,615	—	20,673,552	(219,975)	20,703,192
Loans covered under loss sharing agreements with the FDIC	—	—	4,348,703	—	4,348,703
Less - Unearned income	—	—	100,596	—	100,596
Allowance for loan losses	8	—	815,300	—	815,308

Total loans held-in-portfolio, net	249,607	—	24,106,359	(219,975)	24,135,991

FDIC loss share asset	—	—	1,915,128	—	1,915,128
Premises and equipment, net	2,533	118	535,835	—	538,486
Other real estate not covered under loss sharing agreements with the FDIC	—	—	172,497	—	172,497
Other real estate covered under loss sharing agreements with the FDIC	—	—	109,135	—	109,135
Accrued income receivable	1,512	113	123,859	(275)	125,209
Mortgage servicing assets, at fair value	—	—	151,323	—	151,323
Other assets	217,877	13,222	1,261,324	(30,030)	1,462,393
Goodwill	—	—	648,350	—	648,350
Other intangible assets	554	—	63,400	—	63,954

Total assets	$4,739,524	$1,646,742	$37,061,107	$(6,098,941)	$37,348,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,688,643	$($33,169)	$5,655,474
Interest bearing	—	—	22,287,448	(795)	22,286,653

Total deposits	—	—	27,976,091	(33,964)	27,942,127

Assets sold under agreements to repurchase	—	—	2,165,157	(24,060)	2,141,097
Other short-term borrowings	—	30,500	$459,600	(193,900)	296,200
Notes payable	760,849	427,297	668,226	—	1,856,372
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	59,922	$42,269	1,138,702	(47,010)	1,193,883

Total liabilities	820,771	500,066	32,592,776	(483,934)	33,429,679

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,026	2	55,627	(55,629)	1,026
Surplus	4,115,371	4,103,208	5,859,773	(9,954,454)	4,123,898
Accumulated deficit	(204,199)	(3,013,481)	(1,403,925)	4,408,879	(212,726)
Treasury stock, at cost	(1,057)	—	—	—	(1,057)
Accumulated other comprehensive (loss) income, net of tax	(42,548)	56,947	(43,144)	(13,803)	(42,548)

Total stockholders’ equity	3,918,753	1,146,676	4,468,331	(5,615,007)	3,918,753

Total liabilities and stockholders’ equity	$4,739,524	$1,646,742	$37,061,107	$(6,098,941)	$37,348,432

Condensed Statement of Operations (Unaudited)

	Quarter ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Dividend income from subsidiaries	$5,000	$—	$—	$(5,000)	$—
Loans	1,516	—	388,991	(1,165)	389,342
Money market investments	1	14	964	(15)	964
Investment securities	4,146	80	42,782	(3,195)	43,813
Trading account securities	—	—	5,963	—	5,963

Total interest income	10,663	94	438,700	(9,375)	440,082

Interest expense:
Deposits	—	—	48,555	(41)	48,514
Short-term borrowings	—	(1)	13,830	(785)	13,044
Long-term debt	23,817	8,079	8,341	(2,913)	37,324

Total interest expense	23,817	8,078	70,726	(3,739)	98,882

Net interest (expense) income	(13,154)	(7,984)	367,974	(5,636)	341,200
Provision for loan losses- non-covered loans	209	—	81,534	—	81,743
Provision for loan losses- covered loans	—	—	37,456	—	37,456

Net interest (expense) income after provision for loan losses	(13,363)	(7,984)	248,984	(5,636)	222,001

Service charges on deposit accounts	—	—	46,130	—	46,130
Other service fees	—	—	66,224	(4,197)	62,027
Net loss on sale and valuation adjustments of investment securities	—	—	(349)	—	(349)
Trading account loss	—	—	(7,283)	—	(7,283)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(15,397)	—	(15,397)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,398)	—	(5,398)
FDIC loss share income	—	—	2,575	—	2,575
Other operating income	1,485	1,698	21,166	(12,930)	11,419

Total non-interest income	1,485	1,698	107,668	(17,127)	93,724

Operating expenses:
Personnel costs	7,449	—	108,887	—	116,336
Net occupancy expenses	872	1	23,316	774	24,963
Equipment expenses	901	—	9,999	—	10,900
Other taxes	715	—	11,359	—	12,074
Professional fees	2,881	3	66,863	(17,620)	52,127
Communications	93	—	6,552	—	6,645
Business promotion	490	—	16,490	—	16,980
FDIC deposit insurance	—	—	22,907	—	22,907
Loss on early extinguishment of debt	—	—	25,072	—	25,072
Other real estate owned (OREO) expenses	—	—	2,380	—	2,380
Other operating expenses	(12,390)	111	47,761	(518)	34,964
Amortization of intangibles	—	—	2,531	—	2,531

Total operating expenses	1,011	115	344,117	(17,364)	327,879

(Loss) income before income tax and equity in earnings of subsidiaries	(12,889)	(6,401)	12,535	(5,399)	(12,154)
Income tax benefit	(1,929)	—	(75,819)	(145)	(77,893)

(Loss) income before equity in earnings of subsidiaries	(10,960)	(6,401)	88,354	(5,254)	65,739
Equity in undistributed earnings of subsidiaries	76,699	7,208	—	(83,907)	—

Net income	$65,739	$807	$88,354	$(89,161)	$65,739

Comprehensive income (loss), net of tax	$52,941	$(1,385)	$76,872	$(75,487)	$52,941

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and Dividend Income:
Dividend income from subsidiaries	$5,000	$—	$—	$(5,000)	$—
Loans	3,207	—	776,487	($2,410)	777,284
Money market investments	13	22	1,911	(34)	1,912
Investment securities	8,188	161	86,950	(6,416)	88,883
Trading account securities	—	—	11,854	—	11,854

Total interest and dividend income	16,408	183	877,202	(13,860)	879,933

Interest Expense:
Deposits	—	—	100,296	(103)	100,193
Short-term borrowings	—	142	28,122	(1,637)	26,627
Long-term debt	47,344	16,156	16,656	(5,825)	74,331

Total interest expense	47,344	16,298	145,074	(7,565)	201,151

Net interest (expense) income	(30,936)	(16,115)	732,128	(6,295)	678,782
Provision for loan losses- non-covered loans	349	—	163,908	—	164,257
Provision for loan losses- covered loans	—	—	55,665	—	55,665

Net interest (expense) income after provision for loan losses	(31,285)	(16,115)	512,555	(6,295)	458,860

Service charges on deposit accounts	—	—	92,719	—	92,719
Other service fees	—	—	135,186	(7,120)	128,066
Net loss on sale and valuation adjustments of investment securities	—	—	(349)	—	(349)
Trading account loss	—	—	(9,426)	—	(9,426)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	74	—	74
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,273)	—	(9,273)
FDIC loss share expense	—	—	(12,680)	—	(12,680)
Other operating income	4,437	1,529	48,810	(26,275)	28,501

Total non-interest income	4,437	1,529	245,061	(33,395)	217,632

Operating Expenses:
Personnel costs	15,353	—	222,474	—	237,827
Net occupancy expenses	1,733	2	45,792	1,598	49,125
Equipment expenses	1,781	—	20,460	—	22,241
Other taxes	1,428	—	24,084	—	25,512
Professional fees	4,872	6	130,992	(35,638)	100,232
Communications	226	—	13,550	—	13,776
Business promotion	901	—	28,929	—	29,830
FDIC deposit insurance	—	—	47,833	—	47,833
Loss on early extinguishment of debt	—	—	25,141	—	25,141
Other real estate owned (OREO) expenses	—	—	16,545	—	16,545
Other operating expenses	(24,670)	221	76,304	(995)	50,860
Amortization of intangibles	—	—	5,124	—	5,124

Total operating expenses	1,624	229	657,228	(35,035)	624,046

(Loss) income before income tax and equity in earnings of subsidiaries	(28,472)	(14,815)	100,388	(4,655)	52,446
Income tax benefit	(1,257)	—	(60,498)	54	(61,701)

(Loss) income before equity in earnings of subsidiaries	(27,215)	(14,815)	160,886	(4,709)	114,147
Equity in undistributed earnings of subsidiaries	141,362	13,214	—	(154,576)	—

Net Income (Loss)	$114,147	$(1,601)	$160,886	$(159,285)	$114,147

Comprehensive income (loss), net of tax	$100,112	$(3,473)	$145,893	$(142,420)	$100,112

Condensed Statement of Operations (Unaudited)

	Quarter ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$2,038	$—	$441,928	$($1,506)	$442,460
Money market investments	5	2	954	(35)	926
Investment securities	4,031	80	52,832	(3,220)	53,723
Trading account securities	—	—	9,790	—	9,790

Total interest income	6,074	82	505,504	(4,761)	506,899

Interest expense:
Deposits	—	—	70,728	(56)	70,672
Short-term borrowings	28	242	14,554	(1,105)	13,719
Long-term debt	22,784	7,687	20,406	(2,911)	47,966

Total interest expense	22,812	7,929	105,688	(4,072)	132,357

Net interest (expense) income	(16,738)	(7,847)	399,816	(689)	374,542
Provision for loan losses- non-covered loans	—	—	95,712	—	95,712
Provision for loan losses- covered loans	—	—	48,605	—	48,605

Net interest (expense) income after provision for loan losses	(16,738)	(7,847)	255,499	(689)	230,225

Service charges on deposit accounts	—	—	46,802	—	46,802
Other service fees	—	—	62,993	(4,686)	58,307
Net loss on sale and valuation adjustments of investment securities	—	—	(90)	—	(90)
Trading account profit	—	—	874	—	874
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(12,782)	—	(12,782)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,454)	—	(9,454)
FDIC loss share income	—	—	38,670	—	38,670
Fair value change in equity appreciation instrument	—	—	578	—	578
Other operating income (loss)	2,169	(308)	12,116	(12,722)	1,255

Total non-interest income (loss)	2,169	(308)	139,707	(17,408)	124,160

Operating expenses:
Personnel costs	7,006	—	103,953	—	110,959
Net occupancy expenses	898	—	24,178	881	25,957
Equipment expenses	808	—	9,953	—	10,761
Other taxes	332	—	14,291	—	14,623
Professional fees	3,846	4	63,870	(18,241)	49,479
Communications	112	4	7,072	—	7,188
Business promotion	385	—	10,947	—	11,332
FDIC deposit insurance	—	—	27,682	—	27,682
Loss on early extinguishment of debt	—	—	289	—	289
Other real estate owned (OREO) expenses	—	—	6,440		6,440
Other operating expenses	(14,036)	111	29,356	(596)	14,835
Amortization of intangibles	—	—	2,255	—	2,255

Total operating expenses	(649)	119	300,286	(17,956)	281,800

(Loss) income before income tax and equity in earnings (losses) of subsidiaries	(13,920)	(8,274)	94,920	(141)	72,585
Income tax expense (benefit)	1,111	—	(39,208)	(3)	(38,100)

(Loss) income before equity in earnings (losses) of subsidiaries	(15,031)	(8,274)	134,128	(138)	110,685
Equity in undistributed earnings (losses) of subsidiaries	125,716	(955)	—	(124,761)	—

Net income (loss)	$110,685	$(9,229)	$134,128	$(124,899)	$110,685

Comprehensive income, net of tax	$158,458	$11,380	$181,901	$(193,281)	$158,458

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and Dividend Income:
Loans	$5,058	$—	$864,654	$(3,877)	$865,835
Money market investments	5	3	1,923	(58)	1,873
Investment securities	8,161	161	104,218	(6,442)	106,098
Trading account securities	—	—	18,544	—	18,544

Total interest and dividend income	13,224	164	989,339	(10,377)	992,350

Interest Expense:
Deposits	—	—	147,752	(201)	147,551
Short-term borrowings	50	556	30,110	(2,982)	27,734
Long-term debt	48,332	15,287	41,368	(5,823)	99,164

Total interest expense	48,382	15,843	219,230	(9,006)	274,449

Net interest (expense) income	(35,158)	(15,679)	770,109	(1,371)	717,901
Provision for loan losses- non-covered loans	—	—	155,474	—	155,474
Provision for loan losses- covered loans	—	—	64,162	—	64,162

Net interest (expense) income after provision for loan losses	(35,158)	(15,679)	550,473	(1,371)	498,265

Service charges on deposit accounts	—	—	92,432	—	92,432
Other service fees	—	—	125,033	(8,074)	116,959
Net loss on sale and valuation adjustments of investment securities	—	—	(90)	—	(90)
Trading account profit	—	—	375	—	375
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(5,538)	—	(5,538)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(19,302)	—	(19,302)
FDIC loss share income	—	—	54,705	—	54,705
Fair value change in equity appreciation instrument	—	—	8,323	—	8,323
Other operating income	20,354	1,388	44,935	(26,013)	40,664

Total non-interest income	20,354	1,388	300,873	(34,087)	288,528

Operating Expenses:
Personnel costs	13,862	—	203,237	—	217,099
Net occupancy expenses	1,704	1	47,072	1,766	50,543
Equipment expenses	1,580	—	21,217	—	22,797
Other taxes	662	—	25,933	—	26,595
Professional fees	6,672	6	126,319	(36,830)	96,167
Communications	234	9	14,155	—	14,398
Business promotion	808	—	20,384	—	21,192
FDIC deposit insurance	—	—	45,355	—	45,355
Loss on early extinguishment of debt	8,000	—	528	—	8,528
Other real estate owned (OREO) expenses	—	—	8,651	—	8,651
Other operating expenses	(25,517)	221	67,407	(1,097)	41,014
Amortization of intangibles	—	—	4,510	—	4,510

Total operating expenses	8,005	237	584,768	(36,161)	556,849

(Loss) income before income tax and equity in earnings of subsidiaries	(22,809)	(14,528)	266,578	703	229,944
Income tax expense (benefit)	3,137	(264)	105,953	301	109,127

(Loss) income before equity in earnings of subsidiaries	(25,946)	(14,264)	160,625	402	120,817
Equity in undistributed earnings of subsidiaries	$146,763	$20,444	—	(167,207)	—

Net Income	$120,817	$6,180	$160,625	$(166,805)	$120,817

Comprehensive income, net of tax	$161,549	$24,012	$199,572	$(223,584)	$161,549

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$114,147	$(1,601)	$160,886	$(159,285)	$114,147

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(141,362)	(13,214)	—	154,576	—
Provision for loan losses	349	—	219,573	—	219,922
Amortization of intangibles	—	—	5,124	—	5,124
Depreciation and amortization of premises and equipment	321	2	22,959	—	23,282
Net accretion of discounts and amortization of premiums and deferred fees	14,124	56	(29,532)	(325)	(15,677)
Fair value adjustments on mortgage servicing rights	—	—	4,791	—	4,791
FDIC loss share expense	—	—	12,680	—	12,680
FDIC deposit insurance expense	—	—	47,833	—	47,833
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,273	—	9,273
(Earnings) losses from investments under the equity method	(2,975)	(1,528)	(17,554)	26,274	4,217
Deferred income tax benefit	(14,479)	—	(140,262)	55	(154,686)
Loss (gain) on:
Disposition of premises and equipment	(1)	—	(6,863)	—	(6,864)
Early extinguishment of debt	—	—	24,950	—	24,950
Sale and valuation adjustment of investment securities	—	—	349	—	349
Sale of loans, including valuation adjustments on loans held for sale	—	—	(74)	—	(74)
Sale of other assets	—	—	(2,545)	—	(2,545)
Acquisitions of loans held-for-sale	—	—	(174,632)	—	(174,632)
Proceeds from sale of loans held-for-sale	—	—	145,588	—	145,588
Net disbursements on loans held-for-sale	—	—	(542,282)	—	(542,282)
Net (increase) decrease in:
Trading securities	—	—	543,077	—	543,077
Accrued income receivable	323	—	2,746	(180)	2,889
Other assets	132,782	881	(80,179)	(42,931)	10,553
Net increase (decrease) in:
Interest payable	—	(46)	(4,496)	43	(4,499)
Pension and other postretirement benefits obligations	—	—	16,165	—	16,165
Other liabilities	(769)	(15)	11,082	1,066	11,364

Total adjustments	(11,687)	(13,864)	67,771	138,578	180,798

Net cash provided by (used in) operating activities	102,460	(15,465)	228,657	(20,707)	294,945

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,024	(4,339)	426,382	(19,721)	426,346
Purchases of investment securities:
Available-for-sale	—	—	(890,777)	—	(890,777)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(76,033)	—	(76,033)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	780,832	—	780,832
Held-to-maturity	—	—	1,548	—	1,548
Other	—	—	81,626	—	81,626
Net (disbursements) repayments on loans	(74,853)	—	539,407	74,623	539,177
Proceeds from sale of loans	—	—	41,476	—	41,476
Acquisition of loan portfolios	—	—	(705,819)	—	(705,819)
Payments received from FDIC under loss sharing agreements	—	—	262,807	—	262,807

Capital contribution to subsidiary	(50,000)	—	—	50,000	—
Mortgage servicing rights purchased	—	—	(1,018)	—	(1,018)
Acquisition of premises and equipment	(366)	—	(21,561)	—	(21,927)
Proceeds from sale of:
Premises and equipment	20	—	15,590	—	15,610
Other productive assets	—	—	1,026	—	1,026
Foreclosed assets	—	—	93,480	—	93,480

Net cash (used in) provided by investing activities	(101,175)	(4,339)	548,716	104,902	548,104

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(536,764)	8,256	(528,508)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(387,414)	24,060	(363,354)
Other short-term borrowings	—	(30,500)	125,300	(74,800)	20,000
Payments of notes payable	—	—	(22,552)	—	(22,552)
Proceeds from issuance of notes payable	—	—	29,802	—	29,802
Proceeds from issuance of common stock	3,320	—	—	—	3,320
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(1,551)	—	—	—	(1,551)
Treasury stock acquired	(150)	—	—	—	(150)
Capital contribution from parent	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	1,619	19,500	(796,628)	(87,484)	(862,993)

Net increase (decrease) in cash and due from banks	2,904	(304)	(19,255)	(3,289)	(19,944)
Cash and due from banks at beginning of period	6,365	932	534,796	(6,811)	535,282

Cash and due from banks at end of period	$9,269	$628	$515,541	$(10,100)	$515,338

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$120,817	$6,180	$160,625	$(166,805)	$120,817

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(146,763)	(20,444)	—	167,207	—
Provision for loan losses	—	—	219,636	—	219,636
Amortization of intangibles	—	—	4,510	—	4,510
Depreciation and amortization of premises and equipment	395	2	23,053	—	23,450
Net accretion of discounts and amortization of premiums and deferred fees	12,015	122	(76,310)	(325)	(64,498)
Impairment losses on net assets to be disposed of	—	—	8,743	—	8,743
Fair value adjustments on mortgage servicing rights	—	—	16,249	—	16,249
Fair value change in equity appreciation instrument	—	—	(8,323)	—	(8,323)
FDIC loss share income	—	—	(54,705)	—	(54,705)
FDIC deposit insurance expense	—	—	45,355	—	45,355
Adjustments (expense) to indemnity reserves on loans sold	—	—	19,302	—	19,302
(Earnings) losses from investments under the equity method	(12,619)	(1,388)	(11,788)	26,013	218
Deferred income tax expense	4,198	—	17,256	301	21,755
Loss (gain) on:
Disposition of premises and equipment	(1)	—	(1,991)	—	(1,992)
Sale and valuation adjustments of investment securities	—	—	90	—	90
Sale of loans, including valuation adjustments on loans held for sale	—	—	5,538	—	5,538
Sale of equity method investments	(5,493)	—	(11,414)	—	(16,907)
Acquisitions of loans held-for-sale	—	—	(173,549)	—	(173,549)
Proceeds from sale of loans held-for-sale	—	—	65,667	—	65,667
Net disbursements on loans held-for-sale	—	—	(417,220)	—	(417,220)
Net (increase) decrease in:
Trading securities	—	—	319,024	—	319,024
Accrued income receivable	252	—	8,465	(41)	8,676
Other assets	(2,003)	1,201	(2,431)	(29,426)	(32,659)
Net increase (decrease) in:
Interest payable	(3,467)	459	1,999	60	(949)
Pension and other postretirement benefits obligations	—	—	(123,084)	—	(123,084)
Other liabilities	(54,790)	(2,335)	(10,685)	2,427	(65,383)

Total adjustments	(208,276)	(22,383)	(136,613)	166,216	(201,056)

Net cash (used in) provided by operating activities	(87,459)	(16,203)	24,012	(589)	(80,239)

Cash flows from investing activities:
Net increase in money market investments	(62)	(1)	(404,536)	1	(404,598)
Purchases of investment securities:
Available-for-sale	—	—	(856,543)	—	(856,543)
Held-to-maturity	(37,093)	—	(27,265)	—	(64,358)
Other	—	—	(69,504)	—	(69,504)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	707,567	—	707,567
Held-to-maturity	50,613	—	1,460	—	52,073
Other	—	—	56,162	—	56,162
Proceeds from sale of investment securities:
Available for sale	—	—	19,143	—	19,143
Other	—	—	2,294	—	2,294
Net repayments on loans	184,638	—	775,381	(180,413)	779,606

Proceeds from sale of loans	—	—	225,698	—	225,698
Acquisition of loan portfolios	—	—	(744,390)	—	(744,390)
Payments received from FDIC under loss sharing agreements	—	—	15,694	—	15,694
Net proceeds from sale of equity method investments	(10,690)	—	42,193	—	31,503
Capital contribution to subsidiary	—	—	(37,000)	37,000	—
Mortgage servicing rights purchased	—	—	(860)	—	(860)
Acquisition of premises and equipment	(316)	—	(25,232)	—	(25,548)
Proceeds from sale of:
Premises and equipment	11	—	9,836	—	9,847
Foreclosed assets	—	—	94,759	—	94,759

Net cash provided by (used in) investing activities	187,101	(1)	(215,143)	(143,412)	(171,455)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,197,947	305	1,198,252
Federal funds purchased and assets sold under agreements to repurchase	—	—	157,772	—	157,772
Other short-term borrowings	—	(19,100)	(371,820)	178,000	(212,920)
Payments of notes payable	(100,000)	(3,000)	(1,074,306)	—	(1,177,306)
Proceeds from issuance of notes payable	—	—	419,500	—	419,500
Proceeds from issuance of common stock	3,917	—	—	—	3,917
Dividends paid	(1,861)	—	—	—	(1,861)
Treasury stock acquired	(68)	—	—	—	(68)
Return of capital	1,514	—	(1,514)	—	—
Capital contribution from parent	—	37,000	—	(37,000)	—

Net cash (used in) provided by financing activities	(96,498)	14,900	327,579	141,305	387,286

Net increase (decrease) in cash and due from banks	3,144	(1,304)	136,448	(2,696)	135,592
Cash and due from banks at beginning of period	1,638	1,576	451,723	(2,564)	452,373

Cash and due from banks at end of period	$4,782	$272	$588,171	$(5,260)	$587,965

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of Popular, Inc. (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as mortgage banking, investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 31 to the consolidated financial statements presents information about the Corporation’s business segments. The Corporation has a 48.5% interest in EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses.

OVERVIEW

The second quarter of 2012 marks the sixth consecutive profitable quarter for the Corporation. Net income amounted to $65.7 million for the quarter ended June 30, 2012, compared with net income of $110.7 million for the same quarter of the previous year. For the six months ended June 30, 2012, net income amounted to $114.1 million, compared with net income of $120.8 million for the same period in 2011.

Main events for the quarter ended June 30, 2012

•

A tax benefit of $72.9 million was recognized in June 2012 resulting from the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction (the “Acquired Loans”). In June 2012, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) and the Corporation entered into a Closing Agreement (the “2012 Closing Agreement”) to clarify that those Acquired Loans are capital assets and any gain resulting from such loans would be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%. Refer to the Income Taxes section of this MD&A and Note 29 to the consolidated financial statements for additional information on the tax benefit and the 2012 Closing Agreement.

•

Negative valuation adjustments on commercial and construction loans held-for-sale of approximately $34.7 million were recorded by Banco Popular de Puerto Rico (“BPPR”) during the second quarter of 2012. The quarterly valuation analyses of the outstanding commercial and construction loans held-for-sale of BPPR, which considered the impact of recent appraisals and market indicators, resulted in an unfavorable adjustment of $27.3 million. Also, there were $7.4 million in additional unfavorable valuation adjustments, mostly from the reclassification of certain loans from loans held-for-sale to other real estate.

•

Prepayment expense of $25.0 million was recognized as a result of the cancellation by BPPR of $350 million in outstanding repurchase agreements with contractual maturities between March 2014 and May 2014 at an average cost of 4.36%. The Corporation expects to recover this cost within an approximate two-year period by replacing these repurchase agreements with short-term borrowings at lower current market rates.

•

Receipt of a $131 million dividend from EVERTEC in early May 2012, which reduced the book value of the equity investment by the amount of the dividend to $62 million, also contributed to further boost the Corporation’s liquidity position.

•

The Corporation completed purchases of $273 million in mortgage loans at BPNA and $225 million in consumer loans at BPPR during the second quarter of 2012 as part of its strategy to continue to add high-quality assets to its loan portfolio.

•

Credit metrics of the Corporation’s non-covered loan portfolio continued improving during the second quarter of 2012. Non-performing loans, excluding covered loans, declined by $119 million to $1.6 billion as of June 30, 2012, down 7% from March 31, 2012 and 33% from its peak in the third quarter of 2010. The decrease was split between both the Puerto

Rico and U.S. mainland regions. Net charge-offs declined for the third consecutive quarter. On a linked-quarter basis, net charge-offs for the second quarter of 2012 fell by $10.1 million to $98.0 million—the lowest level since the first quarter of 2008. The decrease was mainly due to lower losses in both P.R. and U.S. commercial loans.

•

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock. The reverse split is described further in Note 16 to the consolidated financial statements. All share and per share information has been adjusted to retroactively reflect the reverse stock split.

The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended June 30, 2012, compared to the results of operations for the same quarter of the previous year. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.

Financial highlights for the quarter ended June 30, 2012

•

Taxable equivalent net interest income was $341.2 million for the second quarter of 2012, down $33.3 million, or 9%, from the same quarter of the prior year. The 29-basis-point decrease in the net interest margin from 4.72% to 4.43% was mainly attributable to a lower average yield in earning assets by 62 basis points primarily in covered loans, non-covered commercial and mortgage loans, and investment securities; partially offset by a decrease in the cost of funds by 33 basis points, mainly from deposits. The repayment of the FDIC note during 2011 also contributed with the decrease in interest expense during the second quarter of 2012. The higher taxable equivalent adjustment in the second quarter of 2011 was attributable to the income tax benefit from exempt investments for the first six months of 2011 recorded in the second quarter of 2011, which had been previously unavailable to the Corporation during the first quarter of 2011. The event that drove the recording of the higher taxable equivalent adjustment in June 2011 is explained below in the tax benefit variance and in the Net Interest Income section of this MD&A. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

Credit quality improvements provided noticeable results in both the Corporation’s Puerto Rico and U.S. mainland operations. Most credit metrics, such as the level of net charge-offs and non-performing loans in most portfolios, reflected improved trends during the second quarter of the current year.

Provision for loan losses in the second quarter of 2012 decreased by $25.1 million, or 17%, compared with the second quarter of 2011, including both covered and non-covered loans held-in-portfolio. The provision for loan losses for non-covered loans for the second quarter of 2012 reflected lower net charge-offs by $35.4 million, including reductions in most non-covered loan portfolio categories. Also, there was a reduction in the allowance for loan losses, mainly from the commercial and consumer loan portfolios, as a result of continued improvement in credit trends. During the second quarter of 2012, the annualized net charge-offs to average non-covered loans held-in-portfolio ratio fell to 1.85% in Puerto Rico and to 2.15% in the U.S. mainland operations from 2.21% and 3.45%, respectively, during the quarter ended June 30, 2011. Net charge-offs for non-covered loans reached their lowest level since the first quarter of 2008.

In addition, the non-covered non-performing loan portfolio declined by $175 million to $1.6 billion, down 10% from December 31, 2011, mainly due to improvements in all loan categories. Non-covered non-performing loans held-in-portfolio declined by 33% from its peak in the third quarter of 2010 and stood at the lowest level since the first quarter of 2009. Inflows of commercial and construction non-performing loans held-in-portfolio fell 65% from their peak in the fourth quarter of 2010.

The improvements in credit quality led to a decrease in the allowance for loan losses to non-covered loans held-in-portfolio ratio from 3.35% at December 31, 2011 to 3.14% at June 30, 2012. The general and specific reserves related to non-covered loans amounted to $561 million and $88 million, respectively, at June 30, 2012, compared with $631 million and $59 million, respectively, at December 31, 2011. The decrease in the general reserve component was mainly driven by lower loss trends in the commercial and consumer loan portfolios, partially offset by higher general and specific reserves in the residential mortgage loan portfolio of the BPPR reportable segment mainly due to higher loss trends and loans restructured under the Corporation’s loss mitigation program.

The provision for loan losses in the covered loan portfolio decreased by $11.1 million for the second quarter of 2012, compared with the same quarter of 2011. The decrease in the provision was mainly driven by loans accounted for under ASC 310-30, as certain loan pools, mainly commercial and construction, reflected higher increases in expected loss estimates for the quarter of June 30, 2011, when compared with the revisions in expected loss estimates for the same period in 2012. Net charge-offs on covered loans accounted for under ASC 310-30, which related principally to certain construction and asset-based lending relationships, amounted to $28.8 million for the second quarter of 2012, prompted by credit losses in excess of those originally estimated at acquisition date. Net charge-offs on the covered loans accounted for under ASC 310-20 amounted to $29.7 million for the second quarter of 2012. These net charge-offs were mainly related to the discounted pay-offs from two particular relationships, for which impaired amounts were reserved in prior periods and did not impact the provision for loan losses during the current quarter.

The increase in loss estimates on the covered loans is offset by the 80% loss share agreements. Despite these specific pools that reflect higher loan losses than originally expected, overall expected losses on the covered loan portfolio continue to be lower than originally estimated. Lower expected losses will overtime result in higher interest income as the increase in expected cash flows than originally estimated is accreted into interest income over the life of the loans.

•

Non-interest income amounted to $93.7 million for the quarter ended June 30, 2012, compared with $124.2 million for the same quarter in the previous year. The unfavorable variance in FDIC loss share income of $36.1 million was mostly related to the negative amortization of the loss share asset mainly due to a reduction in expected losses. Refer to Table 5 for a description and amounts of the items that compose the FDIC loss share income (expense) caption. In addition, there were higher unfavorable valuation adjustments on loans held-for-sale by $15.1 million mainly in BPPR resulting from the impact of recent appraisals and market indicators, partially offset by higher gains on sale of loans, net of trading account losses, by $4.3 million primarily due to securitization transactions by the mortgage banking business. These unfavorable variances were partially offset by higher other services by $3.7 million and higher other operating income by $10.2 million. The increase in other service fees was related to lower unfavorable fair value adjustments on mortgage servicing rights, higher credit card fees and increased commission income received from the sale of investment products, partially offset by lower debit card fees. Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•

Total operating expenses increased by $46.1 million for the second quarter of 2012, when compared with the same quarter of the previous year, principally due to the prepayment expense of $25.0 million recognized during the second quarter of 2012 as a result of the cancellation of certain borrowings, as previously explained. In addition, there were higher loan collection expenses from the lending business and the management of other real estate properties, personnel costs, business promotion and other operating expenses. Refer to the Operating Expenses section in this MD&A for additional explanations on the factors that influenced the variances in the different operating expense categories.

•

Tax benefit of $77.9 million for the quarter ended June 30, 2012, compared with a tax benefit of $38.1 million for the same period of the previous year. As indicated previously, the results for the second quarter of 2012 reflect a tax benefit of $72.9 million related to the tax treatment of the Acquired Loans.

The income tax benefit for the quarter ended June 30, 2011 was also impacted by a special tax transaction. On June 30, 2011, the P.R. Treasury and the Corporation agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation during the years 2009 and 2010 would be deferred until 2013 through 2016. Because of this 2011 Closing Agreement, the results for the second quarter of 2011 reflect an income tax benefit of $53.6 million related to the recovery of certain tax benefits not previously recorded during years 2009 and 2010, and an income tax benefit of $11.9 million related to the tax benefits of the exempt income for the six months ended June 30, 2011.

•

Total assets amounted to $36.6 billion at June 30, 2012, compared with $37.3 billion at December 31, 2011. Total loans held-in-portfolio declined by $269 million from the end of 2011, consisting principally of a decline of $332 million in the covered loan portfolio, $371 million in non-covered commercial loans held-in-portfolio and $139 million in the legacy loans at BPNA. These decreases were offset by increases of $382 million and $192 million in the non-covered mortgage and consumer loan portfolios mainly due to the previously mentioned loan purchases during the second quarter of 2012.

•

Deposits amounted to $27.4 billion at June 30, 2012, compared with $27.9 billion at December 31, 2011. The decrease in time deposits from December 31, 2011 to June 30, 2012 of $1.1 billion was principally in brokered certificates of deposit and non-brokered certificates of deposit of the BPPR operations, mainly retail certificates of deposit, driven in part by the continuous efforts to reduce cost of deposits in the Corporation’s banking operations. These decreases were partially offset by increases in savings, NOW, money market and demand deposits by $0.6 billion.

•

The Corporation’s borrowings amounted to $3.6 billion at June 30, 2012, compared with $4.3 billion at December 31, 2011. The reduction in borrowings was driven by a decrease in assets sold under agreements to repurchase of $0.7 million, principally due to the previously mentioned early extinguishment of debt and to certain other repurchase agreements maturing during the second quarter of 2012.

•

Stockholders’ equity amounted to $4.0 billion at June 30, 2012, compared to $3.9 billion at December 31, 2011. Capital ratios continued to be strong. Tier I common risk-based capital ratio increased to 16.31% at June 30, 2012, from 15.97% at December 31, 2011. Tangible common equity ratio at June 30, 2012 was 9.09%, up from 8.62% at December 31, 2011.

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2012 and 2011.

The Corporation continues executing its strategy to achieve various objectives, including (1) reducing credit costs, (2) growing its net interest margin, (3) building its high-quality asset portfolio to maintain strong revenues, (4) optimizing operating expenses and (5) continuing to improve the results of its U.S. community banking business. The Corporation continues exploring opportunities to further reduce its cost base by streamlining the origination processes, lowering branch-network expenses and tackling inefficiencies in identified areas. However, management’s focus on accelerating the resolution of non-performing loans has increased the costs associated with these efforts—legal fees, appraisals, collections, valuation adjustments, among others. Meaningful reductions in these expenses will only be achieved through sustained improvement in non-performing asset levels.

Although the economic situation in the Corporation’s markets has stabilized or improved, as evidenced by recent economic indicators and the Corporation’s credit trends, the Corporation’s lending areas both in Puerto Rico and the U.S. mainland continue to experience weak loan demand. The combination of weak loan demand and higher costs related to collection efforts are challenges faced by the Corporation.

As a result of weak loan demand in both the Puerto Rico. and U.S. mainland operations, the Corporation will continue to seek acquisitions of moderate-risk assets with good returns to supplement internal originations.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights				Average for the six months
(In thousands)	June 30, 2012	December 31, 2011	Variance	2012	2011	Variance
Money market investments	$949,828	$1,376,174	$(426,346)	$1,104,135	$1,159,477	$(55,342)
Investment and trading securities	5,793,199	5,751,417	41,782	5,685,903	6,383,995	(698,092)
Loans	25,046,676	25,314,392	(267,716)	24,849,365	25,887,785	(1,038,420)
Earning assets	31,789,703	32,441,983	(652,280)	31,639,403	33,431,257	(1,791,854)
Total assets	36,612,179	37,348,432	(736,253)	36,386,372	38,775,414	(2,389,042)
Deposits*	27,414,780	27,942,127	(527,347)	27,218,046	27,462,905	(244,859)
Borrowings	3,620,419	4,293,669	(673,250)	4,264,640	6,615,143	(2,350,503)
Stockholders’ equity	4,021,237	3,918,753	102,484	3,780,014	3,655,074	124,940

*	Average deposits exclude average derivatives.

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2012	2011	Variance	2012	2011	Variance
Net interest income	$341,200	$374,542	$(33,342)	$678,782	$717,901	$(39,119)
Provision for loan losses—non-covered loans	81,743	95,712	(13,969)	164,257	155,474	8,783
Provision for loan losses—covered loans	37,456	48,605	(11,149)	55,665	64,162	(8,497)
Non-interest income	93,724	124,160	(30,436)	217,632	288,528	(70,896)
Operating expenses	327,879	281,800	46,079	624,046	556,849	67,197

(Loss) income before income tax	(12,154)	72,585	(84,739)	52,446	229,944	(177,498)
Income tax (benefit) expense	(77,893)	(38,100)	(39,793)	(61,701)	109,127	(170,828)

Net income	$65,739	$110,685	$(44,946)	$114,147	$120,817	$(6,670)

Net income applicable to common stock	$64,809	$109,754	$(44,945)	$112,286	$118,956	$(6,670)

Net income per common share—basic and diluted	$0.63	$1.07	$(0.44)	$1.10	$1.16	$(0.06)

	Second Quarter		Six months ended June 30,
Selected Statistical Information	2012	2011	2012	2011
Common Stock Data
Market price
High	$21.20	$32.40	$23.00	$35.33
Low	13.58	26.30	13.58	26.30
End	16.61	27.60	16.61	27.60
Book value per common share at period end	38.62	38.22	38.62	38.22

Profitability Ratios
Return on assets	0.73%	1.14%	0.63%	0.63%
Return on common equity	6.94	12.02	6.05	6.66
Net interest spread (taxable equivalent)	4.17	4.49	4.15	4.20
Net interest margin (taxable equivalent)	4.43	4.72	4.41	4.45

Capitalization Ratios
Average equity to average assets	10.51%	9.57%	10.39%	9.43%
Tier I capital to risk-weighted assets	16.31	15.21	16.31	15.21
Total capital to risk-weighted assets	17.59	16.49	17.59	16.49
Leverage ratio	11.09	10.16	11.09	10.16

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

Allowance for Loan Losses

One of the most critical and complex accounting estimates is associated with the determination of the allowance for loan losses. The provision for loan losses charged to current operations is based on this determination. The Corporation’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The base net loss rates are based on the moving average of annualized net charge-offs computed over a 36-month historical loss window for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios.

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

During the first quarter of 2012, in order to better reflect current market conditions, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the Corporation’s commercial and construction loan portfolios. The change in the methodology is described in the paragraphs below. The net effect of these changes amounted to a $24.8 million reduction in the Corporation’s allowance for loan losses, resulting from a reduction of $40.5 million due to the enhancements to the allowance for loan losses methodology, offset in part by a $15.7 million increase in environmental factor reserves due to the Corporation’s decision to monitor recent trends in its commercial loan portfolio at the BPPR reportable segment that although improving, continue to warrant additional scrutiny.

Management made the following principal changes to the methodology during the first quarter of 2012:

•

Established a more granular stratification of the commercial loan portfolios to enhance the homogeneity of the loan classes. Previously, the Corporation used loan groupings for commercial loan portfolios based on business lines and collateral types (secured / unsecured loans). As part of the loan segregation, management evaluated the risk profiles of the loan portfolio, recent and historical credit and loss trends, current and expected portfolio behavior and economic indicators. The revised groupings consider product types (construction, commercial multifamily, commercial & industrial, non-owner occupied commercial real estate (“CRE”) and owner occupied CRE) and business lines for each of the Corporation’s reportable segments, BPPR and BPNA. In addition, the Corporation established a legacy portfolio at the BPNA reportable segment, comprised of commercial loans, construction loans and commercial lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years.

The refinement in the loan groupings resulted in a decrease to the allowance for loan losses of $7.9 million at March 31, 2012, which consisted of a $9.7 million reduction related to the BPNA reportable segment, partially offset by an increase of $1.8 million related to the BPPR reportable segment.

•

Increased the historical look-back period for determining the loss trend factor. The Corporation increased the look-back period for assessing recent trends applicable to the determination of commercial, construction and legacy loan net charge-offs from 6 months to 12 months.

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

STATEMENT OF OPERATIONS ANALYSIS

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and six months ended June 30, 2012 as compared with the same periods in 2011, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each period presented. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. During the third quarter of 2010, BPPR’s tax position changed and, as a result, the benefit that would have been obtained from exempt investments was not applicable. However, BPPR’s tax position inverted during the second quarter of 2011 and the entity was able to benefit from tax exempt income previously unavailable. Therefore, the income tax benefit for the first six months of 2011 was recorded during the second quarter of that year, resulting in a decrease in the taxable equivalent adjustment, as shown in Table 2. The Corporation continues to derive a tax benefit from exempt investments during 2012.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter and six months ended June 30, 2012 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-20 and ASC 310-30, of $5.5 million and $10.6 million, related to those items, compared with a favorable impact of $5.4 million and $10.5 million for the same periods in 2011. Interest income on covered loans for the quarter and six months ended June 30, 2011 was favorably impacted by the discount accretion on covered loans accounted for under ASC 310-20 (revolving lines of credit), which amounted to $9.1 million and $33.6 million, respectively. This discount was fully accreted during the third quarter of 2011.

The decrease in the net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2012 when compared with the same period in the previous year, was mostly related to a reduction in the yield of earning assets, mainly in the loan portfolio. The covered loans and mortgage portfolio present notable reductions in their yields. The decrease in the yield of covered loans resulted from various factors which included the previously mentioned benefit derived in 2011 as a result of the discount accretion related to loans accounted for under ASC 310-20 that is not present in 2012 and of collections received from certain large borrowers that had the effect of recognizing into income the unamortized discount of a particular pool and increasing the accretable yield to be recognized over a relatively short period of time for another pool. The mortgage loan portfolio exhibited a reduction in yield which is attributable to originations in a lower rate environment, reversals of interest for delinquent loans, loan purchases realized, mostly in the U.S. mainland, of loans that carry a lower yield than the overall portfolio, and loans repurchased under credit recourse agreements which are delinquent at repurchase but are put through loss mitigation programs for potential restructuring. Also, the yield of investment securities decreased in part due to the previously mentioned variance in the taxable equivalent adjustment and the reinvestment of cash flows from mortgage-backed securities into lower yielding collateralized mortgage obligations.

Items that partially offset the reductions in net interest margin included a decrease in the average cost of interest bearing deposits, the repayment of the note issued to the FDIC as part of the Westernbank transaction, and a higher yield in the non-covered construction loan portfolio which resulted from a lower proportion of non-performing assets.

The average loan balance for the second quarter of 2012 experienced a substantial reduction when compared with the same quarter in the previous year. Throughout 2011 and 2012, the commercial and construction loan portfolios have been impacted by soft new loan demand, sales and resolutions of non-performing loans, and charge-offs which although reflecting favorable trends continue at high levels. Additionally, contributing to the reduction in average loan balances was the normal amortization of the covered loan portfolio. In contrast, the increase experienced in mortgage loans reflected primarily the effect of loan purchases made by the Corporation’s Puerto Rico operations during 2011 of performing mortgage loans, the previously mentioned loan acquisitions made during the current quarter by the U.S. operations, loan originations and the effect of loan repurchases under credit recourse agreements. The average balance of investment securities decreased as a result of maturities and prepayments of mortgage-related investment securities. The borrowings category reflects a reduction of $1.9 billion in the average balance of the note issued to the FDIC. This note was repaid during 2011. The other sources of funds category reflects a reduction in the loss share asset, in part as a result of collections made for claims filed with the FDIC.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2012	2011	Variance	2012	2011	Variance		2012	2011	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,113	$1,195	$(82)	0.35%	0.31%	0.04%	Money market investments	$964	$926	$38	$52	$(14)
5,232	5,659	(427)	3.56	4.34	(0.78)	Investment securities	46,621	61,418	(14,797)	(9,192)	(5,605)
474	763	(289)	5.64	5.59	0.05	Trading securities	6,648	10,641	(3,993)	65	(4,058)

6,819	7,617	(798)	3.18	3.83	(0.65)	Total money market, investment and trading securities	54,233	72,985	(18,752)	(9,075)	(9,677)

						Loans:
10,238	11,024	(786)	5.03	5.19	(0.16)	Commercial	127,952	142,568	(14,616)	(4,676)	(9,940)
494	803	(309)	2.78	1.34	1.44	Construction	3,421	2,676	745	2,067	(1,322)
546	583	(37)	8.65	8.85	(0.20)	Leasing	11,801	12,909	(1,108)	(298)	(810)
5,713	5,124	589	5.62	6.79	(1.17)	Mortgage	80,319	86,962	(6,643)	(15,959)	9,316
3,640	3,610	30	10.07	10.26	(0.19)	Consumer	91,135	92,343	(1,208)	(3,059)	1,851

20,631	21,144	(513)	6.12	6.40	(0.28)	Sub-total loans	314,628	337,458	(22,830)	(21,925)	(905)
4,129	4,686	(557)	7.69	9.91	(2.22)	Covered loans	79,094	115,897	(36,803)	(24,028)	(12,775)

24,760	25,830	(1,070)	6.39	7.03	(0.64)	Total loans	393,722	453,355	(59,633)	(45,953)	(13,680)

$31,579	$33,447	$(1,868)	5.69%	6.31%	(0.62)%	Total earning assets	$447,955	$526,340	$(78,385)	$(55,028)	$(23,357)

						Interest bearing deposits:
$5,555	$5,353	$202	0.45%	0.63%	(0.18)%	NOW and money market*	$6,207	$8,371	$(2,164)	$(2,438)	$274
6,562	6,257	305	0.38	0.64	(0.26)	Savings	6,190	10,012	(3,822)	(4,371)	549
9,752	10,990	(1,238)	1.49	1.91	(0.42)	Time deposits	36,117	52,289	(16,172)	(10,647)	(5,525)

21,869	22,600	(731)	0.89	1.25	(0.36)	Total deposits	48,514	70,672	(22,158)	(17,456)	(4,702)

2,300	2,745	(445)	2.28	2.00	0.28	Short-term borrowings	13,044	13,719	(675)	3,278	(3,953)
—	1,859	(1,859)	—	2.44	(2.44)	FDIC note	—	11,321	(11,321)	—	(11,321)
480	453	27	15.91	15.89	0.02	TARP funds**	19,087	18,000	1,087	26	1,061
1,385	1,429	(44)	5.27	5.23	0.04	Other medium and long-term debt	18,237	18,645	(408)	(103)	(305)

26,034	29,086	(3,052)	1.52	1.82	(0.30)	Total interest bearing liabilities	98,882	132,357	(33,475)	(14,255)	(19,220)
5,309	5,044	265				Non-interest bearing demand deposits
236	(683)	919				Other sources of funds

$31,579	$33,447	$(1,868)	1.26%	1.59%	(0.33)%	Total source of funds	98,882	132,357	(33,475)	(14,255)	(19,220)

			4.43%	4.72%	(0.29)%	Net interest margin

						Net interest income on a taxable equivalent basis	349,073	393,983	(44,910)	$(40,773)	$(4,137)

			4.17%	4.49%	(0.32)%	Net interest spread

						Taxable equivalent adjustment	7,873	19,441	(11,568)

						Net interest income	$341,200	$374,542	$(33,342)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
**	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

The results for the six-month period ended June 30, 2012 were impacted by the same factors described in the quarterly results. A lower yield in the loan portfolio, mainly covered loans and non-covered mortgage loans, along with a reduction in the yield of investment securities, contributed to a lower net interest margin. However, collections made during the first quarter of 2012 related to a large loan relationship in the U.S. mainland operations, which had been placed in non-accrual status, contributed to a higher positive effect in the yield of the non-covered construction loan portfolio. Also, the normalized comparison in the taxable equivalent adjustment reduced the negative yield variance exhibited by the investment portfolio.

Table 3 - Analysis of Levels & Yields on a Taxable Equivalent Basis

Six months ended June 30, 2012

Average Volume			Average Yields / Costs				Interest			Attributable to
2012	2011	Variance	2012	2011	Variance		2012	2011	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,104	$1,159	$(55)	0.35%	0.33%	0.02%	Money market investments	$1,912	$1,873	$39	$14	$25
5,224	5,661	(437)	3.66	4.02	(0.36)	Investment securities	95,561	113,874	(18,313)	(8,044)	(10,269)
462	723	(261)	5.82	5.63	0.19	Trading securities	13,377	20,182	(6,805)	713	(7,518)

6,790	7,543	(753)	3.27	3.61	(0.34)	Total money market, investment and trading securities	110,850	135,929	(25,079)	(7,317)	(17,762)

						Loans:
10,340	11,139	(799)	4.99	5.10	(0.11)	Commercial	256,817	281,746	(24,929)	(5,041)	(19,888)
509	834	(325)	3.94	1.45	2.49	Construction	9,956	5,987	3,969	7,044	(3,075)
550	587	(37)	8.66	8.93	(0.27)	Leasing	23,823	26,228	(2,405)	(790)	(1,615)
5,589	4,939	650	5.67	6.45	(0.78)	Mortgage	158,465	159,278	(813)	(20,433)	19,620
3,650	3,639	11	10.12	10.31	(0.19)	Consumer	183,725	186,049	(2,324)	(5,396)	3,072

20,638	21,138	(500)	6.16	6.28	(0.12)	Sub-total loans	632,786	659,288	(26,502)	(24,616)	(1,886)
4,211	4,750	(539)	7.34	9.26	(1.92)	Covered loans	153,859	218,445	(64,586)	(41,253)	(23,333)

24,849	25,888	(1,039)	6.36	6.82	(0.46)	Total loans	786,645	877,733	(91,088)	(65,869)	(25,219)

$31,639	$33,431	$(1,792)	5.69%	6.10%	(0.41)%	Total earning assets	$897,495	$1,013,662	$(116,167)	$(73,186)	$(42,981)

						Interest bearing deposits:
$5,400	$5,166	$234	0.46%	0.67%	(0.21)%	NOW and money market*	$12,278	$17,286	$(5,008)	$(5,669)	$661
6,535	6,249	286	0.38	0.73	(0.35)	Savings	12,455	22,570	(10,115)	(11,257)	1,142
10,022	11,063	(1,041)	1.51	1.96	(0.45)	Time deposits	75,460	107,695	(32,235)	(22,308)	(9,927)

21,957	22,478	(521)	0.92	1.32	(0.40)	Total deposits	100,193	147,551	(47,358)	(39,234)	(8,124)

2,405	2,744	(339)	2.23	2.04	0.19	Short-term borrowings	26,627	27,734	(1,107)	5,704	(6,811)
—	2,075	(2,075)	—	2.38	(2.38)	FDIC note	—	24,716	(24,716)	—	(24,716)
476	450	26	15.91	15.88	0.03	TARP funds**	37,883	35,753	2,130	58	2,072
1,383	1,346	37	5.28	5.76	(0.48)	Other medium and long-term debt	36,448	38,695	(2,247)	(700)	(1,547)

26,221	29,093	(2,872)	1.54	1.90	(0.36)	Total interest bearing liabilities	201,151	274,449	(73,298)	(34,172)	(39,126)
5,261	4,985	276				Non-interest bearing demand deposits
157	(647)	804				Other sources of funds

$31,639	$33,431	$(1,792)	1.28%	1.65%	(0.37)%	Total source of funds	201,151	274,449	(73,298)	(34,172)	(39,126)

			4.41%	4.45%	(0.04)%	Net interest margin

						Net interest income on a taxable equivalent basis	696,344	739,213	(42,869)	$(39,014)	$(3,855)

			4.15%	4.20%	(0.05)%	Net interest spread

						Taxable equivalent adjustment	17,562	21,312	(3,750)

						Net interest income	$678,782	$717,901	$(39,119)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
**	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $119.2 million for the quarter ended June 30, 2012 compared with $144.3 million for the same period in 2011. The provision for loan losses for the six months ended June 30, 2012 amounted to $219.9 million, compared with $219.6 million. The provision for loan losses for the six months ended June 30, 2012 included the net benefit of $24.8 million, recorded in the first quarter of 2012, related to revisions in the allowance for loan losses methodology of $40.5 million net of $15.7 million related to environmental factor reserves for the BPPR commercial loan portfolio, as described in the Critical Accounting Policies / Estimates section. Refer to the Overview, Reportable Segments and Credit Risk Management and Loan Quality sections of this MD&A for an explanation of the main factors to the reduction in the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2012 and 2011.

Table 4—Non-Interest Income

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Service charges on deposit accounts	$46,130	$46,802	$(672)	$92,719	$92,432	$287

Other service fees:
Debit card fees	9,411	13,795	(4,384)	18,576	26,720	(8,144)
Insurance fees	12,063	12,208	(145)	24,453	24,134	319
Credit card fees	14,268	11,792	2,476	26,827	22,368	4,459
Sale and administration of investment products	9,645	7,657	1,988	18,534	14,787	3,747
Mortgage servicing fees, net of fair value adjustments	6,335	2,269	4,066	19,266	8,529	10,737
Trust fees	4,069	4,110	(41)	8,150	7,605	545
Processing fees	1,639	1,740	(101)	3,413	3,437	(24)
Other fees	4,597	4,736	(139)	8,847	9,379	(532)

Total other service fees	62,027	58,307	3,720	128,066	116,959	11,107

Net (loss) on sale and valuation adjustments of investment securities	(349)	(90)	(259)	(349)	(90)	(259)
Trading account (loss) profit	(7,283)	874	(8,157)	(9,426)	375	(9,801)
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	(15,397)	(12,782)	(2,615)	74	(5,538)	5,612
Adjustment (expense) to indemnity reserves on loans sold	(5,398)	(9,454)	4,056	(9,273)	(19,302)	10,029
FDIC loss share income (expense)	2,575	38,670	(36,095)	(12,680)	54,705	(67,385)
Fair value change in equity appreciation instrument	—	578	(578)	—	8,323	(8,323)
Other operating income	11,419	1,255	10,164	28,501	40,664	(12,163)

Total non-interest income	$93,724	$124,160	$(30,436)	$217,632	$288,528	$(70,896)

The following narrative provides explanations for the main variances in non-interest income for the quarter and six months ended June 30, 2012, when compared with the same periods of the previous year.

•

Table 4 provides a breakdown of other service fees. The principal variance was in the category of mortgage servicing fees due to lower unfavorable fair value adjustments on mortgage servicing rights. There were also higher credit card fees mainly due to higher interchange fees from increased customer purchasing activity, and higher commission income received from the sale of investment products by the retail division of Popular Securities, partially offset by lower debit cards fees mostly from lower interchange income due to the effect of the Durbin Amendment of the Dodd-Frank Act that began to take effect in October 1, 2011.

•

Trading account losses for the quarter and six months ended June 30, 2012 corresponded principally to the Corporation’s mortgage banking business in Puerto Rico. This category is influenced by the volume and pricing of mortgage-backed securities, as well as losses on derivatives that are economically offset by gains on securitization transactions, but which benefits are recorded in the net (loss) gain on sale of loans category.

•

Table 6 provides a description of the main items influencing the variance in the category of net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale. The valuation adjustments corresponded principally to the commercial and construction loans of the BPPR reportable segment, including additional write-downs recorded when certain loans held-for-sale were recharacterized to other real estate owned due to repossession of the collateral. The quarterly valuation adjustments consider recent appraisals and market indicators. The unfavorable variance from the valuation adjustments was partially offset by higher gains on the sale of loans, mainly from mortgage loans securitized by the BPPR reportable segment.

•

Lower unfavorable adjustments recorded to indemnity reserves on loans sold corresponded mostly to the BPPR reportable segment and were principally due to improvements in credit quality trends of mortgage loans serviced subject to credit recourse and in the probability of default, foreclosure rate and constant prepayment rate assumptions, as well as a declining portfolio given that the Corporation is no longer selling loans subject to credit recourse.

•

FDIC loss share income (expense) was the main driver for the unfavorable variance in non-interest income. Table 5 provides a breakdown of the nature of the items that triggered the net unfavorable variance. The decrease in FDIC loss share income for the quarter and six months ended June 30, 2012, when compared with the same periods of the previous year, resulted mostly from the amortization (negative accretion) of the FDIC loss share asset mainly due to a reduction in the expected losses on the covered loans. The negative variance was also due to lower provision for loan losses on the covered loans during the second quarter of 2012 as 80% is recaptured into non-interest income under the loss share agreements. These unfavorable variances were partially offset by a favorable impact from the mirror accounting on the 80% FDIC coverage for reimbursable expenses that are associated with collection efforts on the covered loan portfolio and by a favorable impact on the mirror accounting for the discount accretion on loans and unfunded commitments accounted for under ASC Subtopic 310-20 since the discount on these particular loans had been fully accreted by the end of the third quarter of 2011. Refer to the Financial Condition Analysis section, particularly the area that explains covered loans and the loss share asset, for additional explanations on the accounting and behavior of these assets and the corresponding discount accretion / amortization that impacts earnings.

•

There was also an unfavorable variance on the fair value of the equity appreciation instrument issued to the FDIC as part of the Westernbank FDIC-assisted transaction of $8.3 million since the results for the six months ended June 30, 2011 included the positive impact of valuing the instrument which expired on May of 2011.

•

The other operating income category in Table 4 shows a favorable variance of $10.2 million when comparing the results of the second quarter of 2012 with the same period in the previous year. The quarter ended June 30, 2012 included a $2.5 million gain from the sale of the wholesale indirect general agency property and casualty business of Popular Insurance. The variance was also influenced by higher investment banking fees from the institutional business of Popular Securities during 2012 and to losses recognized in 2011 related to fund investments on a retirement plan investment product which was discontinued. Furthermore, impacting the year-to-date variance in other operating income, during the six-month period ended June 30, 2011 the Corporation recognized a gain of $20.6 million from the sale of the Corporation’s equity investment in CONTADO. Also, impacting the year-to-date variance was lower income from investments accounted for under the equity method by $4.0 million, principally driven by a negative variance in the equity pick-up from the Corporation’s equity interest in EVERTEC of $9.9 million, partially offset by a favorable variance in the equity pick-up from PRLP 2011 Holdings, LLC of $5.7 million.

Table 5—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Interest income:
Interest income on covered loans, except for discount accretion on ASC 310-20 covered loans	$79,094	$106,762	$(27,668)	$153,859	$184,862	$(31,003)
Discount accretion on ASC 310-20 covered loans	—	9,135	(9,135)	—	33,583	(33,583)

Total interest income on covered loans	79,094	115,897	(36,803)	153,859	218,445	(64,586)

FDIC loss share income (expense):
(Amortization) accretion of loss share indemnification asset	(37,413)	8,637	(46,050)	(66,788)	34,433	(101,221)
80% mirror accounting on credit impairment losses[1]	29,426	38,884	(9,458)	42,848	51,329	(8,481)
80% mirror accounting on reimbursable expenses	10,663	1,017	9,646	12,468	1,017	11,451
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(248)	(8,538)	8,290	(496)	(30,003)	29,507
Change in true-up payment obligation	(236)	(1,555)	1,319	(1,858)	(3,044)	1,186
Other	383	225	158	1,146	973	173

Total FDIC loss share income (expense)	2,575	38,670	(36,095)	(12,680)	54,705	(67,385)

Fair value change in equity appreciation instrument	—	578	(578)	—	8,323	(8,323)
Amortization of contingent liability on unfunded commitments (included in other operating income)	310	1,011	(701)	620	3,395	(2,775)

Total revenues	81,979	156,156	(74,177)	141,799	284,868	(143,069)

Provision for loan losses	37,456	48,605	(11,149)	55,665	64,162	(8,497)

Total revenues less provision for loan losses	$44,523	$107,551	$(63,028)	$86,134	$220,706	$(134,572)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended June 30,			Six months ended June 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Covered loans	$4,129	$4,686	$(557)	$4,211	$4,750	$(539)
FDIC loss share asset	1,700	2,421	(721)	1,801	2,416	(615)
Note issued to the FDIC	—	1,859	(1,859)	—	2,075	(2,075)

Table 6—Breakdown of Net (Loss) Gain on Sale of Loans, including Valuation Adjustments

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Net gain on sale of loans	$16,657	$6,796	$9,861	$33,425	$15,041	$18,384
Valuation adjustment on loans held-for-sale, including write-downs for loans held-for-sale recharacterized to other real estate (repossessed collateral)	(34,678)	(19,578)	(15,100)	(38,244)	(20,579)	(17,665)
Recoveries on loans held-for-sale due to collections in excess of carrying value	2,624	—	2,624	4,893	—	4,893

Total	$(15,397)	$(12,782)	$(2,615)	$74	$(5,538)	$5,612

Operating Expenses

Table 7 provides a breakdown of operating expenses by major categories.

Table 7—Operating Expenses
	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Personnel costs:
Salaries	$75,881	$76,698	$(817)	$152,780	$150,489	$2,291
Commissions, incentives and other bonuses	14,359	11,995	2,364	27,085	21,918	5,167
Pension, postretirement and medical insurance	16,114	12,810	3,304	34,539	24,795	9,744
Other personnel costs, including payroll taxes	9,982	9,456	526	23,423	19,897	3,526

Total personnel costs	116,336	110,959	5,377	237,827	217,099	20,728

Net occupancy expenses	24,963	25,957	(994)	49,125	50,543	(1,418)
Equipment expenses	10,900	10,761	139	22,241	22,797	(556)
Other taxes	12,074	14,623	(2,549)	25,512	26,595	(1,083)
Professional fees:
Collections, appraisals and other credit related fees	11,163	7,958	3,205	21,400	15,710	5,690
Programming, processing and other technology services	26,359	24,410	1,949	50,920	48,558	2,362
Other professional fees	14,605	17,111	(2,506)	27,912	31,899	(3,987)

Total professional fees	52,127	49,479	2,648	100,232	96,167	4,065

Communications	6,645	7,188	(543)	13,776	14,398	(622)
Business promotion	16,980	11,332	5,648	29,830	21,192	8,638
FDIC deposit insurance	22,907	27,682	(4,775)	47,833	45,355	2,478
Loss on early extinguishment of debt	25,072	289	24,783	25,141	8,528	16,613
Other real estate owned (OREO) expenses	2,380	6,440	(4,060)	16,545	8,651	7,894
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,960	4,206	754	9,641	8,149	1,492
Transportation and travel	1,889	1,865	24	3,360	3,385	(25)
Printing and supplies	1,456	1,265	191	2,490	2,488	2
All other	26,659	7,499	19,160	35,369	26,992	8,377

Total other operating expenses	34,964	14,835	20,129	50,860	41,014	9,846

Amortization of intangibles	2,531	2,255	276	5,124	4,510	614

Total operating expenses	$327,879	$281,800	$46,079	$624,046	$556,849	$67,197

The increase in operating expenses was impacted by the following main factors:

•

As shown in Table 7, personnel costs increased by $5.4 million and $20.7 million, respectively, for the quarter and six months ended June 30, 2012, when compared to the same periods in 2011, and consisted of the following principal variances:

•

higher pension, postretirement and medical insurance expenses increased by $3.3 million and $9.7 million, respectively, for the quarter and six months ended June 30, 2012, when compared with the same periods of the previous year. This included an increase in the net periodic pension cost of $3.4 million and $6.9 million, respectively, mainly due to the impact of higher amortization of net losses for the period driven by a decrease in the assumed discount rate of the pension benefit obligation and lower expected return on plan assets. Refer to Note 27 to the consolidated financial statements for a breakdown of the net periodic pension cost. Medical insurance costs also contributed to the increase for the six months ended June 30, 2012 vis-à-vis the same period in the previous year by $2.9 million, resulting from higher claims activity and revised premiums;

•

higher incentives, commission and other bonuses by $2.4 million and $5.2 million, respectively, for the quarter and six months ended June 30, 2012, when compared with the same periods in 2011, mainly due to higher sales incentives and retail commissions and other performance incentives;

•

salaries expense increased by $2.3 million for the six months ended June 30, 2012, when compared with the same period in 2011, mainly due to higher vacation and other compensation accruals. There was a reduction in FTEs from June 30, 2011 to June 30, 2012 of 272 FTEs mainly driven by retired employees, but which retirement was not effective until February 1, 2012; and

•

higher other personnel costs, including payroll taxes, by $3.5 million for the six months ended June 30, 2012, when compared with the same period of 2011, primarily due to $1.4 million in severance accruals recognized during the first quarter of 2012 related to an employee exit program that was executed as part of the Corporation’s efficiency efforts and payroll taxes such as unemployment, social security and workers compensation. For the second quarter and six months ended June 30, 2012, there were higher staff uniform expenses by $1.0 million and $1.2 million, respectively, when compared to the same periods of 2011.

•

lower other taxes by $2.5 million in the quarter ended June 30, 2012, when compared to the same period in 2011, mainly driven by a $2.1 million reduction in property taxes in the BPPR reportable segment;

•

professional fees increased by $2.6 million and $4.1 million, respectively, for the quarter and six months ended June 30, 2012, when compared to the same periods in 2011, mainly related with loan collection efforts through attorneys in the Puerto Rico operations, some of which are reimbursable by the FDIC;

•

an increase of $5.6 million and $8.6 million, respectively, in business promotion expense for the quarter and six months ended June 30, 2012, when compared to the same periods in 2011, mainly driven by costs from credit card reward programs and other retail product promotional campaigns in Puerto Rico and from BPNA’s rebranding efforts;

•

lower FDIC deposit insurance assessments by $4.8 million for the quarter ended June 30, 2012 and higher FDIC deposit insurance assessments by $2.5 million during the six-month period of 2012, when compared to the same periods of the previous year, primarily related to the BPPR reportable segment;

•

higher loss on extinguishment of debt by $24.8 million and $16.6 million, respectively, for the quarter and six months ended June 30, 2012, when compared to the same periods in 2011, mainly due to the prepayment expense of $25.0 million recorded during the second quarter of 2012 related to the early termination of $350 million in outstanding repurchase agreements with contractual maturities between March 2014 and May 2014, partially offset by $8.0 million in prepayment penalties recorded during the first quarter of 2011 on the repayment of $100 million in medium-term notes;

•

decrease in OREO expenses of $4.1 million for the quarter ended June 30, 2012, when compared to the same quarter of the previous year, primarily driven by higher gains on the sale of construction real estate properties in the U.S. mainland. OREO expenses increased by $7.9 million during the six months ended June 30, 2012, when compared to the same period in 2011, mainly as a result of higher write-downs in residential mortgage and commercial properties due to downward adjustments to the collateral values of residential and commercial properties in the BPPR reportable segment, partially offset by higher gains on the sale of construction real estate properties in the U.S. mainland; and

•

the category of all other operating expenses increased by $19.2 million and $8.4 million for the quarter and six months ended June 30, 2012, when compared to the same periods in 2011, mainly due to higher tax and insurance advances, property maintenance and repair expenses, and to other costs associated with the collection efforts of the Westernbank covered loan portfolio. Under the loss share agreements, 80% of certain expenses are reimbursable by the FDIC and although the related expenses are reflected in this category, the 80% offset to these expenses is recorded in the income statement category of FDIC loss share income (expense) in non-interest income. During 2012, there were also higher servicing and claims-related costs, a $3.1 million charge related to a legal settlement in the Corporation’s U.S. mainland operations and higher provision for other operational losses. Furthermore, there were lower credits to the provision for unfunded credit commitments by $4.2 million in the second quarter of 2012, compared with the second quarter of 2011, mainly due to decreases in the funding rate and a lower magnitude of improvements in the potential loss expectations. The variance in the provision for unfunded commitments for the six-month period was not significant. These unfavorable variances in other operating expenses were partially offset by lower impairment losses on the investment in TRANRED (Venezuela).

Income Taxes

Income tax benefit amounted to $77.9 million for the quarter ended June 30, 2012, compared with an income tax benefit of $38.1 million for the same quarter of 2011. The increase in income tax benefit was primarily due to a tax benefit of $72.9 million recorded in June 2012 related to the reduction of the deferred tax liability on the estimated gains for tax purposes related to the loans acquired from Westernbank (the “Acquired Loans”), as previously described in the Overview section of this MD&A. Under the Closing Agreement signed by the Corporation with the P.R. Treasury, both parties agreed that the Acquired Loans are capital assets and any gain resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%, thus reducing the deferred tax liability on the estimated gain and recognizing an income tax benefit for accounting purposes. Also contributing to the quarterly variance in income tax was lower income recognized by the Puerto Rico operations during the second quarter of 2012, compared with the same period of 2011.

Additionally, during the second quarter of 2011, a tax benefit of $53.6 million was recorded for the recovery of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income) as a result of a Closing Agreement signed by the Corporation and the P.R. Treasury in June 2011. Under this agreement, both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of Popular for the years 2009 and 2010 could be deferred until 2013, 2014, 2015 and 2016. In addition, as a result of this 2011 Closing Agreement, the Corporation recorded a tax benefit of $11.9 million related to the tax benefits of the exempt income for the first six months of 2011.

The components of income tax for the quarters ended June 30, 2012 and 2011 are included in Table 8.

Table 8—Components of Income Tax Expense (Benefit)—Quarter

	Quarters ended
	June 30, 2012		June 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(3,646)	30%	$21,776	30%
Net benefit of net tax exempt interest income	(3,739)	31	(15,206)	(21)
Deferred tax asset valuation allowance	(48)	—	3,945	5
Non-deductible expenses	5,726	(47)	5,400	7
Difference in tax rates due to multiple jurisdictions	(1,149)	9	(1,866)	(2)
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(74)
Effect of income subject to preferential tax rate[2]	(73,298)	603	(100)	—
State taxes and others	(1,739)	14	1,566	2

Income tax (benefit) expense	$(77,893)	640%	$(38,100)	(53)%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Income tax benefit amounted to $61.7 million for the six months ended June 30, 2012, compared with an income tax expense of $109.1 million for the same period of 2011. The decrease in income tax expense was primarily due to the Closing Agreements between the Corporation and P.R. Treasury signed in June 2012 and 2011, as mentioned above, and due to lower income recognized by the Puerto Rico operations during the six months ended June 30, 2012 compared with the same six-month period in 2011.

Furthermore, also impacting the year-to-date variance, on January 1, 2011, the Governor of Puerto Rico signed Act Number 1 (Internal Revenue Code for a New Puerto Rico) which, among the most significant changes applicable to corporations, was the reduction in the marginal tax rate from 39% to 30%. Consequently, as a result of this reduction in rate, the Corporation recognized during the first quarter of 2011 income tax expense of $103.3 million and a corresponding reduction in the net deferred tax assets of the Puerto Rico operations.

The components of income tax for the six months ended June 30, 2012 and 2011 are included in Table 9.

Table 9—Components of Income Tax Expense (Benefit) – Year-to-Date

	Six months ended
	June 30, 2012		June 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$15,734	30%	$68,984	30%
Net benefit of net tax exempt interest income	(10,753)	(21)	(17,613)	(8)
Deferred tax asset valuation allowance	1,119	2	(1,360)	(1)
Non-deductible expenses	11,365	22	10,726	5
Difference in tax rates due to multiple jurisdictions	(4,356)	(8)	(4,344)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	45
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(23)
Effect of income subject to preferential tax rate[2]	(74,269)	(142)	(332)	—
State taxes and others	(541)	(1)	3,394	1

Income tax (benefit) expense	$(61,701)	(118)%	$109,127	47%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Refer to Note 29 to the consolidated financial statements for a breakdown of the Corporation’s net deferred tax assets as of June 30, 2012.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 31 to the consolidated financial statements.

The Corporate group reported a net loss of $30.6 million for the second quarter and $58.9 million for the six months ended June 30, 2012, compared with net loss of $31.6 million for the second quarter and $47.9 million for the six months ended June 30, 2011. The unfavorable variance in the year-to-date results for the Corporate group was the net effect of (i) gain recognized during the six-month period ended June 30, 2011 from the sale of its equity investment in CONTADO; and (ii) lower income, net of intra-entity eliminations, from the equity interest in EVERTEC, partially offset by (iii) prepayment penalties incurred in 2011 on the early cancellation of medium-term notes and (iv) lower impairment losses related to the investment in TRANRED (Venezuela).

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $86.0 million for the quarter ended June 30, 2012, compared with $139.8 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $26.7 million, or 8%, mostly due to a reduction in interest income from the covered loan portfolio by $36.8 million due to the discount accretion on covered loans accounted for under ASC 310-20 (revolving lines of credit), which amounted to $9.1 million during the second quarter of 2011 (the discount had been fully accreted by the end of the third quarter of 2011), and collections received during that period in 2011 from certain large borrowers that had the effect of recognizing into income the unamortized discount of a particular pool and increasing the accretable yield to be recognized over a relatively short period of time for another pool. In addition, contributing to the reduction in interest income was a lower average balance of covered loans by $557 million, as compared with the same quarter in 2011. Also, a reduction of approximately $1.0 billion in the average volume of money market, investment and trading securities resulted in a reduction in interest income of $13.6 million. The unfavorable impact resulting from these reductions in interest income was partially offset by a $16.8 million reduction in deposit costs, resulting in a decrease in cost of interest bearing deposits of 38 basis points. The interest expense on borrowed money declined by $12.9 million principally associated with the full prepayment by the end of 2011 of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction. The BPPR reportable segment had a net interest margin of 5.07% for the quarter ended June 30, 2012, compared with 5.19% for the same period in 2011;

•

lower provision for loan losses by $15.6 million, or 13%, due to the decrease in the provision for loan losses on the covered loan portfolio of $11.1 million, or 23%, and $4.5 million in the provision for loan losses on the non-covered loan portfolio. The decrease in the provision for loan losses on covered loans was mainly driven by a lower provision on loans accounted for under ASC Subtopic 310-30 as certain pools, principally commercial and construction loan pools, reflected higher increases in expected loss estimates for the quarter ended June 30, 2011, when compared with the revisions in expected loss estimates for the same period in 2012. The decrease in the provision for loan losses on the non-covered loan portfolio reflected lower net charge-offs by $11.7 million and reductions in the allowance for loan losses mostly for the commercial and consumer loan portfolios, partly offset by higher reserve requirements for the mortgage portfolio prompted by higher loss trends and higher specific reserves for loans restructured under the Corporation’s loss mitigation program. The increase in the residential mortgage loan loss trends was principally related to the implementation of a revised charge-off policy during the first quarter of 2012. This revised policy is described in the Credit Risk Management and Loan Quality section of this MD&A;

•

lower non-interest income by $28.5 million, or 25%, mainly due to FDIC loss share income of $2.6 million recognized in the second quarter of 2012, compared with $38.7 million for the same quarter previous year. Refer to Table 5 for components of that latter variance. The decrease in non-interest income was also due to an unfavorable variance of $15.3 million in valuation adjustments on loans held-for-sale, principally the commercial and construction loans held by BPPR as described in the Non-Interest Income section of this MD&A. These unfavorable variances were partially offset by higher gain on sale of loans, net of trading account losses, by $6.4 million mostly due to higher gains on loan sales and securitization transactions; higher other operating income by $7.6 million which considers the gain of $2.5 million from the sale of the wholesale indirect property and casualty business of Popular Insurance during the second quarter of 2012 and higher investment banking fees. Also, there were lower adjustments by $4.7 million to increase the indemnity reserve on loans serviced; and higher other service fees by $4.6 million, mainly from lower unfavorable valuation adjustments to the value of mortgage servicing rights, higher credit card fees and revenues for the sale of investment products, partially offset by lower debit card fees;

•

higher operating expenses by $50.5 million, or 23%, mainly due to an increase of $24.8 million in loss on early extinguishment of debt, primarily related to the cancellation of the repurchase agreements. Also, there was an unfavorable variance of $16.3 million in other operating expenses mostly due to costs associated with the collection efforts of the covered loan portfolio, of which 80% is reimbursed by the FDIC, and higher provision for unfunded credit commitments by $5.0 million. The increase in operating expenses was also due to higher business promotion expense by $4.4 million mostly from credit card reward programs and other retail product promotional campaigns; higher professional fees by $3.5 million mainly due to loan collection efforts through attorneys, some of which are reimbursable by the FDIC; and higher other real estate owned costs by $3.2 million related to higher subsequent fair value adjustments on commercial and construction properties; and

•

lower income tax expense by $36.2 million, mainly due to a tax benefit of $72.9 million recognized during the second quarter of 2012 resulting from the Closing Agreement with the P.R. Treasury related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction, compared with a tax benefit of $53.6 million for the same period in 2011 resulting from the Closing Agreement with the P.R. Treasury for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income). The decrease in the income tax expense category was also due to lower income in the Corporation’s Puerto Rico operations, compared to the same period of 2011.

Net income for the six months ended June 30, 2012 totaled $152.9 million, compared with $143.4 million for the same period in the previous year. These results reflected:

•

lower net interest income by $32.1 million, or 5%, mostly due to a reduction in interest income from the covered loan portfolio by $64.6 million resulting from $33.6 million of discount accretion recognized during the six months ended June 30, 2011 on revolving lines of credit accounted for pursuant to ASC 310-20, and from a lower average balance of covered loans by $540 million. Also, a reduction of approximately $1.1 billion in the average volume of money market, investment and trading securities resulted in a lower interest income of $26.2 million. The unfavorable impact resulting from these reductions was partially offset by a $35.8 million reduction in deposit costs or 43 basis points and $26.9 million in the cost of borrowings mostly associated with the prepayment of the note issued to the FDIC. The net interest margin remained flat at 4.98% in both six-month periods ended June 30, 2012 and 2011;

•

higher provision for loan losses by $3.0 million, or 2%, due to the increase in the provision for loan losses on the non-covered loan portfolio of $11.5 million, or 9%, partially offset by a decrease of $8.5 million in the provision for loan losses on the covered loan portfolio. The decrease in the provision for loan losses on covered loans was mainly driven by a lower provision on loans accounted for under ASC Subtopic 310-30 as certain pools, principally commercial and construction loan pools, reflected higher increases in expected loss estimates for the six months ended June 30, 2011 when compared with the revisions in expected loss estimates for the same period in 2012. The provision for loan losses for the non-covered portfolio reflected lower net charge-offs by $21.9 million and reductions in the allowance for loan losses, mainly driven by the commercial and consumer portfolios, as a result of continued improvement in credit trends. As explained above, these reductions were more than offset by higher allowance levels for the mortgage loan portfolio prompted by higher loss trends and higher specific reserves for loans restructured under the Corporation’s loss mitigation program;

•

lower non-interest income by $36.5 million, or 16%, mainly due to FDIC loss share expense of $12.7 million recognized for the six months ended June 30, 2012, compared with FDIC loss share income of $54.7 million for the same period previous year. Refer to Table 5 for components of that latter variance. The decrease in non-interest income was also due to an unfavorable variance of $18.8 million in valuation adjustments on loans held-for-sale. These unfavorable variances were partially offset by higher gain on sale of loans, net of trading account losses, by $16.5 million due to higher gains on securitization transactions and lower adjustments by $11.6 million to increase the indemnity reserve on loans serviced. Also, there were favorable variances of $13.0 million in other service fees and $9.7 million in other operating income, due to the same factors explained for the quarterly variances;

•

higher operating expenses by $84.0 million, or 20%, mainly due to an increase of $24.6 million in loss on early extinguishment of debt; an increase in personnel costs of $14.8 million due to higher net periodic pension costs, medical insurance costs, commissions and severance accruals, among other factors; and an increase of $13.5 million in other operating expenses mostly due to costs associated with the collection efforts of the covered loan portfolio, of which 80% is reimbursed by the FDIC. Also there were unfavorable variances of $13.4 million in other real estate owned costs, principally due to downward adjustments to collateral values of commercial, construction and residential mortgage properties; $7.1 million in FDIC deposit insurance assessment and $6.9 million in business promotion expense; and

•

lower income tax expense by $165.0 million, mainly due to $103.3 million in income tax expense recognized during the first quarter of 2011 with a corresponding reduction in the Puerto Rico Corporation’s net deferred tax asset as a result of the reduction in the marginal corporate income tax rate due to the Puerto Rico tax reform. The favorable variance was also attributable to the previously mentioned tax benefit of $72.9 million recognized in 2012 resulting from a Closing Agreement with the P.R. Treasury related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction, compared with a tax benefit of $53.6 million recognized in 2011 resulting from a Closing Agreement with the P.R. Treasury for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income). The decrease in income tax expense was also due to lower income in the Corporation’s Puerto Rico operations compared to the same period of 2011.

Banco Popular North America

For the quarter ended June 30, 2012, the reportable segment of Banco Popular North America reported net income of $10.6 million, compared with $2.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $5.0 million, or 7%, which was primarily the effect of lower average volume by $612 million in the loan portfolio, partially offset by an increase of $316 million in the average balance of investment securities and to lower deposit balances. The reduction in the average loan portfolio is net of an increase of $124 million in the average balance of the mortgage portfolio as a result of the acquisition of approximately $273 million in performing mortgage loans during the quarter ended June 30, 2012. The decrease in interest income was partially offset by lower deposits costs. The BPNA reportable segment had a net interest margin of 3.55% for the quarter ended June 30, 2012, compared with 3.64% for the same period in 2011;

•

lower provision for loan losses by $9.7 million, or 39%, principally the result of lower net charge-offs by $23.7 million, partly offset by a lower allowance for loan losses release, as the second quarter of 2011 included higher reductions in the allowance due to lower portfolio balances and overall improvements in portfolio behavior;

•

lower non-interest income by $3.9 million, or 20%, mostly due to lower gain on sale of loans, net of fair value adjustments, by $2.5 million related to lower gains on the sale of commercial and mortgage loans, and lower other service fees by $1.2 million, mostly related to debit card fees, due to the effect of the Durbin Amendment of the Dodd-Frank Act; and

•	lower operating expenses by $7.3 million, or 11%, mainly due to lower other real estate owned costs by $7.2 million due to higher gains on the sale of construction real estate properties.

Net income for the six months ended June 30, 2012 totaled $19.9 million, compared with $24.9 million for the same period in the previous year. These results reflected:

•

lower net interest income by $5.8 million, or 4%, which was primarily the effect of lower average volume by $808 million in the loan portfolio, partially offset by higher volume of investment securities and lower deposit balances. The net interest margin increased from 3.62% for the six months ended June 30, 2011 to 3.67% for the same period in 2012, mostly due to lower cost of deposits by 33 basis points and collection of interest on construction loans that were previously non-accruing and which were paid-off during the first quarter of 2012;

•

lower provision for loan losses by $3.0 million, or 9%, principally as a result of lower net charge-offs by $44.9 million mainly from the legacy, commercial and consumer loan portfolios due to improved credit performance. As mentioned above, these favorable variances were partly offset by a lower allowance for loan losses release, as the second quarter of 2011 included higher reductions due to lower portfolio balances and overall improvements in portfolio behavior. In addition, the first quarter of 2011 included a $13.8 million benefit due to improved pricing from the sale of the non-conventional mortgage loan portfolio;

•

lower non-interest income by $5.8 million, or 16%, mostly due to lower other service fees by $2.7 million, mostly related to debit card fees, and lower gain on sale of loans, net of valuation adjustments on loans held-for-sale, by $2.4 million due to lower gains on the sale of mortgage loans; and

•

lower operating expenses by $3.6 million, or 3%, mainly due lower other real estate owned costs by $5.5 million related to higher gains on the sale of construction real estate properties, and lower FDIC deposit insurance assessments by $4.6 million. These favorable variances were partially offset by an increase of $4.5 million in personnel costs mainly due to higher headcount and benefit accruals, and higher business promotion expenses by $1.7 million due to the rebranding of the BPNA franchise.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.6 billion at June 30, 2012 and $37.3 billion at December 31, 2011. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates. The reduction in total assets was principally in the categories of money market investments, loans covered under FDIC loss sharing agreements and the FDIC loss share asset.

Money market investments

Money market investments amounted to $0.9 billion at June 30, 2012, compared with $1.4 billion as of December 31, 2011. The reduction was principally in time deposits by $339 million, mainly in excess balances held at the Federal Reserve Bank, and federal funds sold by $70 million, which are dependent in part on excess short-term liquidity derived principally from customer deposits.

Investment securities

Table 10 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM. Purchases of collateralized mortgage obligations were principally in the form of U.S. Government agency-issued collateralized mortgage obligations. The reduction in mortgage-backed securities was due to maturities and prepayments.

Table 10—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	June 30,	December 31,
(In millions)	2012	2011	Variance
U.S. Treasury securities	$37.9	$38.7	$(0.8)
Obligations of U.S. Government sponsored entities	1,039.4	985.5	53.9
Obligations of Puerto Rico, States and political subdivisions	147.9	157.7	(9.8)
Collateralized mortgage obligations	2,042.1	1,755.6	286.5
Mortgage-backed securities	1,875.7	2,139.6	(263.9)
Equity securities	7.0	6.9	0.1
Others	51.4	51.2	0.2

Total investment securities AFS and HTM	$5,201.4	$5,135.2	$66.2

Loans

Refer to Table 11, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC.

In general, the changes in most loan categories reflect soft loan demand, the impact of loan charge-offs, and portfolio run-off of the exited loan origination channels at the BPNA reportable segment. The decreases were partially offset by mortgage and installment loan growth mainly due to the loan purchases of consumer loans in Puerto Rico and of mortgage loans in the U.S. mainland operations as described in the Overview section of this MD&A, and mortgage loan originations and repurchases under recourse agreements in Puerto Rico.

Table 11—Loans Ending Balances

(In thousands)	June 30, 2012	December 31, 2011	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,602,815	$9,973,327	$(370,512)
Construction	249,743	239,939	9,804
Legacy[1]	509,829	648,409	(138,580)
Lease financing	537,917	548,706	(10,789)
Mortgage	5,899,973	5,518,460	381,513
Consumer	3,865,532	3,673,755	191,777

Total non-covered loans held-in-portfolio	20,665,809	20,602,596	63,213

Loans covered under FDIC loss sharing agreements:
Commercial	2,331,176	2,512,742	(181,566)
Construction	469,765	546,826	(77,061)
Mortgage	1,116,476	1,172,954	(56,478)
Consumer	98,913	116,181	(17,268)

Total covered loans held-in-portfolio[2]	4,016,330	4,348,703	(332,373)

Total loans held-in-portfolio	24,682,139	24,951,299	(269,160)

Loans held-for-sale:
Commercial	18,072	25,730	(7,658)
Construction	160,102	236,045	(75,943)
Legacy[1]	425	468	(43)
Mortgage	185,938	100,850	85,088

Total loans held-for-sale	364,537	363,093	1,444

Total loans	$25,046,676	$25,314,392	$(267,716)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

The decrease in commercial loans held-in-portfolio from December 31, 2011 to June 30, 2012 was reflected in the BPPR and BPNA reportable segments by $307 million and $63 million, respectively. The decline in the Puerto Rico operations was experienced in the categories of commercial loans secured by real estate and in commercial and industrial loans and was mostly associated with the cancellation and repayment of certain commercial lines of credit in Puerto Rico and charge-offs of $87 million during the six-month period ended June 30, 2012. The decrease in the U.S. operations was principally the result of portfolio runoff and charge-offs of $37 million.

The BPNA legacy portfolio (refer to footnote 1 in Table 11) reflected declines in commercial loans of $110 million, construction loans of $24 million and lease financings of $5 million from December 31, 2011 to June 30, 2012. These declines were principally related to portfolio run-off and charge-offs of $20 million for the six months ended June 30, 2012.

The decline in the lease financing portfolio corresponded to the BPPR reportable segment and is primarily due to a general slowdown in originations.

Mortgage loans held-in-portfolio increased by $257 million and $125 million from December 31, 2011 to June 30, 2012 in the BPNA and BPPR reportable segments, respectively. The increase in BPNA reportable segment was mainly due to residential loan purchases which amounted to $293 million (unpaid principal balance at acquisition date) during 2012, partially offset by loan repayments. The increase in the BPPR reportable segment was principally associated with loan repurchases under credit recourse agreements, many of which are put under the Corporation’s loss mitigation programs, which approximated $82 million for the six-month period ended June 30, 2012, and to loans originated and purchased, offset by collections and charge-offs. The Corporation has been successful in maintaining suitable origination volumes as clients continue benefiting from government programs that incentivize housing demand and the continuous low interest rate environment. Most new production is securitized into mortgage-backed securities in the secondary markets. Refer to the “Guarantees associated with loans sold / serviced” section in this MD&A, for information on the mortgage loan repurchases under credit recourse arrangements.

The increase in consumer loans from December 31, 2011 to June 30, 2012 was derived from the BPPR reportable segment by $229 million mainly due to the previously mentioned acquisition of $225 million in personal loans and an increase of $21 million in auto loans, partially offset by a reduction of $20 million in credit cards. The BPNA reportable segment’s consumer loan portfolio reflected a reduction of $37 million when compared with December 31, 2011. This decrease was mainly due to loan portfolio run-off of the exited lines of business, including E-LOAN, and charge-offs.

The increase in mortgage loans held-for-sale from December 31, 2011 to June 30, 2012 was mostly due to loans originated and purchased which are to be sold through agency securitizations in the secondary markets.

The decrease in commercial and construction loans held-for-sale loans from December 31, 2011 to June 30, 2012 was principally driven by the BPPR reportable segment resulting from negative valuation adjustments as described in the Overview and Non-Interest income sections of this MD&A and to reclassifications of certain loans held-for-sale to other real estate owned upon possession of the real estate collateral.

Covered loans were initially recorded at fair value. Their carrying value was approximately $4.0 billion at June 30, 2012. Refer to Table 11 for a breakdown of the covered loans by major loan type categories. A substantial amount of the covered loans, or approximately $3.7 billion of their carrying value at June 30, 2012, was accounted for under ASC Subtopic 310-30. The decline in covered loans from December 31, 2011 to June 30, 2012 was principally due to collections and to charge-offs amounting to $63 million for the six-month period ended June 30, 2012, partially offset by discount accretion. Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pools based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12—Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$3,894,905	$4,423,496	$4,036,471	$4,539,928
Accretion	73,988	100,185	143,325	173,117
Collections / charge-offs	(239,404)	(258,616)	(450,307)	(447,980)

Ending balance	$3,729,489	$4,265,065	$3,729,489	$4,265,065
Allowance for loan losses (ALLL)	(93,971)	(48,257)	(93,971)	(48,257)

Ending balance, net of ALLL	$3,635,518	$4,216,808	$3,635,518	$4,216,808

Table 13—Activity in the Outstanding Accretable Discount on Covered Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$1,542,519	$1,258,176	$1,470,259	$1,331,108
Accretion [1]	(73,988)	(100,185)	(143,325)	(173,117)
Change in expected cash flows	106,319	458,928	247,916	458,928

Ending balance	$1,574,850	$1,616,919	$1,574,850	$1,616,919

[1]	Positive to earnings, which is included in interest income.

The higher loan discount accretion in 2011, which is recorded in interest income, resulted principally from accelerated cash payments collected from a number of large borrowers, some of which the Corporation had estimated significantly higher losses. These cash flows resulted in a faster recognition of the corresponding loan pools’ accretable yield. Furthermore, the recasting of loss estimates for pools accounted under ASC 310-30 during the quarter ended June 30, 2011 resulted in lower estimated loan losses than originally anticipated. The reduction in estimated losses increased the accretable yield to be recognized over the life of the loans. For certain loan pools that reflect higher loan losses than originally estimated, the increase in loss estimates for these particular pools are recognized immediately through the provision for loan losses, but are offset by the 80% loss share agreement. This offset is also recorded in non-interest income.

Although the reduction in estimated loan losses increases the accretable yield to be recognized over the life of the loans, it also has the effect of lowering the realizable value of the loss share asset since the Corporation would receive fewer FDIC payments under the loss share agreements.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the six months ended June 30, 2012.

Table 14—Activity of Loss Share Asset

	Six months ended June 30,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(66,788)	34,433
Credit impairment losses to be covered under loss sharing agreements	42,848	51,329
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(496)	(30,003)
Payments received from FDIC under loss sharing agreements	(262,807)	(15,694)
Other adjustments attributable to FDIC loss sharing agreements	3,709	(5,028)

Balance at end of period	$1,631,594	$2,445,256

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 15 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 15—Activity in the Remaining FDIC Loss Share Asset Discount

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period [1]	$106,781	$(113,487)	$117,916	$(139,283)
(Amortization of negative discount) accretion of discount [2]	(37,413)	8,637	(66,788)	34,433
Impact of lower projected losses	51,940	187,546	70,180	187,546

Balance at end of period	$121,308	$82,696	$121,308	$82,696

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

While the Corporation was originally accreting to the future value of the loss share indemnity asset, the lowered loss estimates in mid-2011 required the Corporation to amortize the loss share asset to its currently lower expected collectible balance, thus resulting in negative accretion. Due to the shorter life of the indemnity asset compared with the expected life of the covered loans, this negative accretion temporarily offsets the benefit of higher cash flows accounted through the accretable yield on the loans.

Other real estate owned

Other real estate represents real estate property received in satisfaction of debt. Collection efforts and a slowdown in OREO sales have led to an increase in the amount of other real estate owned, which increased in total from $282 million at December 31, 2011 to $352 million at June 30, 2012. Table 16 provides the activity in other real estate for the six months ended June 30, 2012. The amounts included as “covered other real estate” are sheltered by the FDIC loss sharing agreements.

Table 16—Other Real Estate (“OREO”) Activity

	For the six months ended June 30, 2012
(In thousands)	Non-covered OREO-commercial and construction	Non-covered OREO-mortgage	Covered OREO-commercial and construction	Covered OREO-mortgage	Total
Balance at beginning of period	$94,016	$78,481	$90,097	$19,038	$281,632
Write-downs in value	(8,938)	(9,928)	(3,503)	(377)	(22,746)
Additions	62,367	54,569	34,183	5,858	156,977
Sales	(24,261)	(18,745)	(17,249)	(2,973)	(63,228)
Other adjustments	(165)	(767)	165	(146)	(913)

Ending balance	$123,019	$103,610	$103,693	$21,400	$351,722

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at June 30, 2012 and December 31, 2011.

Table 17—Breakdown of Other Assets

(In thousands)	June 30, 2012	December 31, 2011	Variance
Net deferred tax assets (net of valuation allowance)	$572,744	$429,691	$143,053
Investments under the equity method	223,960	313,152	(89,192)
Bank-owned life insurance program	231,428	238,077	(6,649)
Prepaid FDIC insurance assessment	32,617	58,082	(25,465)
Prepaid taxes	107,827	17,441	90,386
Other prepaid expenses	56,063	59,894	(3,831)
Derivative assets	53,244	61,886	(8,642)
Trades receivables from brokers and counterparties	87,774	69,535	18,239
Others	212,137	214,635	(2,498)

Total other assets	$1,577,794	$1,462,393	$115,401

The increase in other assets from December 31, 2011 to June 30, 2012 reflects an increase in net deferred tax assets mainly due to the reduction in the deferred tax liability of $72.9 million associated with the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction since the gains resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%. Also, as part of the previously mentioned Closing Agreement, the P.R. Treasury and the Corporation agreed that for tax purposes the deductions related to previously recognized charge-offs originated from the Westernbank FDIC-assisted transaction for the years 2010 through May 2012 will be deferred until years 2017 to 2020. As a result of this aspect of the Closing Agreement, the Corporation made a payment of $45.5 million to the P.R. Treasury and recorded an increase in the deferred tax asset in June 2012. The increase in prepaid taxes was principally associated with the tax prepayment on the estimated capital gains of the Westernbank acquired loans which is further described in Note 29 to the consolidated financial statements. These increases were partially offset by lower investments accounted for under the equity method, mainly due to the previously mentioned cash dividend received from EVERTEC’s parent company of $131 million which reduced the Corporation’s equity investment in the entity, partially offset by the impact of the Corporation’s share in earnings of various equity method investees and a reduction in the negative impact of intra-entity eliminations for loans and deposits between the Corporation and the investees. Additionally, there was a reduction in the prepaid FDIC insurance assessment from the end of 2011 to June 30, 2012 due to amortization.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2012 and December 31, 2011 is included in Table 18.

Table 18—Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2012	2011	from 2011 to 2012	2012	2011
Non-interest bearing deposits	$5,579	$5,655	(1.3)%	15.2%	15.1%
Interest-bearing core deposits	16,179	15,690	3.1	44.2	42.0
Other interest-bearing deposits	5,657	6,597	(14.2)	15.5	17.7
Repurchase agreements	1,427	2,141	(33.3)	3.9	5.7
Other short-term borrowings	316	296	6.8	0.9	0.8
Notes payable	1,878	1,856	1.2	5.1	5.0
Others	1,555	1,194	30.2	4.2	3.2
Stockholders’ equity	4,021	3,919	2.6	11.0	10.5

Deposits

A breakdown of the Corporation’s deposits at period-end is included in Table 19.

Table 19—Deposits Ending Balances

(In thousands)	June 30, 2012	December 31, 2011	Variance
Demand deposits [1]	$6,379,289	$6,256,530	$122,759
Savings, NOW and money market deposits (non-brokered)	11,031,476	10,762,869	268,607
Savings, NOW and money market deposits (brokered)	433,694	212,688	221,006
Time deposits (non-brokered)	6,950,063	7,552,434	(602,371)
Time deposits (brokered CDs)	2,620,258	3,157,606	(537,348)

Total deposits	$27,414,780	$27,942,127	$(527,347)

[1]	Includes interest and non-interest bearing demand deposits.

The increase in demand deposits from December 31, 2011 to June 30, 2012 was mainly related to higher deposits from governmental agencies and other commercial accounts, partially offset by lower balance of deposits in trust that were short-term and were mostly associated with certain Puerto Rico government bond issuances. The net decrease in brokered deposits was primarily at BPPR. The Corporation raised brokered deposits in the latter months of 2011 to fund the repayment of the outstanding balance of the note that was issued to the FDIC as part of the Westernbank FDIC-assisted transaction. Following the repayment of the FDIC note, the use of brokered deposits was anticipated to fall and the funds were replaced with FHLB advances. The decrease in non-brokered time deposits was principally at BPPR due to efforts to continue to lower cost of funds. Despite the decrease, the Corporation has successfully maintained the Corporation’s main relationships and has been able to substitute funds with other deposit types at lower rates. Also, lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. These decreases were partially offset by an increase of savings, NOW and money market deposits, both from the retail and commercial sectors.

Borrowings

The Corporation’s borrowings amounted to $3.6 billion at June 30, 2012, compared with $4.3 billion at December 31, 2011. The decrease from December 31, 2011 to June 30, 2012 was related to lower financing through repurchase agreements by $714 million, which included the previously mentioned early extinguishment of $350 million in repurchase agreements. Refer to Note 14 to the consolidated financial statements for detailed information on the Corporation’s borrowings at June 30, 2012 and December 31, 2011. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The increase in other liabilities of $362 million from December 31, 2011 to June 30, 2012 resulted from an increase in payables due to counterparties from the cancelation of the repo agreements, including loss on extinguishment and interest due, since the cash transfer settled shortly after quarter end.

Stockholders’ Equity

Stockholders’ equity totaled $4.0 billion at June 30, 2012, compared with $3.9 billion at December 31, 2011. The increase was principally due to internal capital generation. Refer to the consolidated statements of financial condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2012 and December 31, 2011 are presented on Table 20. As of such dates, BPPR and BPNA were well-capitalized.

Table 20—Capital Adequacy Data

(Dollars in thousands)	June 30, 2012	December 31, 2011
Risk-based capital:
Tier I capital	$3,893,595	$3,899,593
Supplementary (Tier II) capital	305,171	312,477

Total capital	$4,198,766	$4,212,070

Risk-weighted assets:
Balance sheet items	$21,438,278	$21,775,369
Off-balance sheet items	2,437,037	2,638,954

Total risk-weighted assets	$23,875,315	$24,414,323

Average assets	$35,123,067	$35,783,749

Ratios:
Tier I capital (minimum required – 4.00%)	16.31%	15.97
Total capital (minimum required – 8.00%)	17.59	17.25
Leverage ratio *	11.09	10.90

*	All banks are required to have minimum tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At June 30, 2012, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $1,910,025, Tier I Capital of $955,013, and Tier I Leverage of $1,053,692, based on a 3% ratio, or $1,404,923, based on a 4% ratio, according to the Bank’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2011 to June 30, 2012 was principally due to a reduction in assets, changes in balance sheet composition including the increase in assets with lower risk-weightings such as mortgage loans, and internal capital generation from earnings, partially offset by an increase deferred tax assets disallowed for capital risk computations given the increase in net deferred tax asset balances described in the Financial Condition Analysis section in this MD&A.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At June 30, 2012 and December 31, 2011, the Corporation’s

restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 will no longer qualify as Tier 1 capital. At June 30, 2012, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At June 30, 2012, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2012 and December 31, 2011.

Table 21—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2012	December 31, 2011
Total stockholders’ equity	$4,021,237	$3,918,753
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(648,350)
Less: Other intangibles	(59,243)	(63,954)

Total tangible common equity	$3,264,077	$3,156,289

Total assets	$36,612,179	$37,348,432
Less: Goodwill	(647,757)	(648,350)
Less: Other intangibles	(59,243)	(63,954)

Total tangible assets	$35,905,179	$36,636,128

Tangible common equity to tangible assets	9.09%	8.62%
Common shares outstanding at end of period	102,824,323	102,590,457
Tangible book value per common share	$31.74	$30.77

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

Table 22 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at June 30, 2012 and December 31, 2011, as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

Table 22—Reconciliation Tier 1 Common Equity

(In thousands)	June 30, 2012	December 31, 2011
Common stockholders’ equity	$3,971,077	$3,868,593
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(181,207)	(203,078)
Less: Disallowed deferred tax assets[2]	(392,960)	(249,325)
Less: Intangible assets:
Goodwill	(647,757)	(648,350)
Other disallowed intangibles	(22,241)	(29,655)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,256)	(1,189)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	208,015	216,798

Total Tier 1 common equity	$2,933,671	$2,953,794

Tier 1 common equity to risk-weighted assets	12.29%	12.10%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $151 million of the Corporation’s $573 million of net deferred tax assets at June 30, 2012 ($150 million and $430 million, respectively, at December 31, 2011), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $393 million of such assets at June 30, 2012 ($249 million at December 31, 2011) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $29 million of the Corporation’s other net deferred tax assets at June 30, 2012 ($31 million at December 31, 2011) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Board has granted interim capital relief for the impact of pension liability adjustment.

BASEL III and the Dodd-Frank Act

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provide for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies. The revised capital rules are expected to be implemented between 2013 and 2019.

The proposed revisions would include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The NPRs also would establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in these NPRs are consistent with section 171 of the Dodd-Frank Act, which requires the Agencies to establish minimum risk-based and leverage capital requirements.

The Agencies are also proposing to revise their rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, including by incorporating aspects of the Basel II standardized framework in the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework,” including subsequent amendments to that standard, and recent consultative papers from the Basel Committee on Banking Supervision. The Standardized Approach NPR also includes alternatives to credit ratings, consistent with section 939A of the Dodd-Frank Act. The revisions include methodologies for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.

We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. Although we anticipate that, based on our current asset composition and non-performing asset levels, the implementation of the NPR’s as currently proposed would lower our regulatory capital ratios, we expect to continue to exceed the minimum requirements for well capitalized status after the implementation of the NPR’s.

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2012, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $191 million at June 30, 2012 of which approximately 46% matures in 2012, 21% in 2013, 13% in 2014 and 20% thereafter.

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

Table 23 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2012.

Table 23—Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2012	Years 2013 - 2015	Years 2016 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$5,754	$783	$379	$80	$6,996
Commercial letters of credit	10	—	—	—	10
Standby letters of credit	88	31	11	—	130
Commitments to originate mortgage loans	45	12	—	—	57
Unfunded investment obligations	1	9	—	—	10

Total	$5,898	$835	$390	$80	$7,203

At June 30, 2012, the Corporation maintained a reserve of approximately $7 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 19 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At June 30, 2012, the Corporation serviced $3.2 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $3.5 billion at December 31, 2011. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 24 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 24—Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	June 30, 2012	December 31, 2011
Total portfolio	$3,181,280	$3,456,933
Days past due:
30 days and over	$447,664	$500,524
90 days and over	$180,916	$215,597
As a percentage of total portfolio:
30 days past due or more	14.07%	14.48%
90 days past due or more	5.69%	6.24%

During the quarter and six-month period ended June 30, 2012, the Corporation repurchased approximately $32 million and $82 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions, compared with $53 million and $115 million, respectively, for the same quarter and six-month period of 2011. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. In 2010 and 2011, the Corporation experienced an increase in mortgage loan repurchases from recourse portfolios that led to increases in non-performing mortgage loans. The deteriorating economic conditions in those years provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases. Based on the volume of repurchases from recourse portfolios during 2012, when compared to 2011, the trend has improved. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At June 30, 2012, there were 32 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $4.0 million, compared with 19 and $2.1 million, respectively, at December 31, 2011. The outstanding unresolved claims at June 30, 2012 pertained to FNMA (December 31, 2011 – pertained to FNMA and FHLMC).

At June 30, 2012, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million, compared with $59 million at December 31, 2011.

Table 25 presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and six-month period ended June 30, 2012 and 2011.

Table 25—Activity in Credit Recourse Liability

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$56,115	$55,318	$58,659	$53,729
Additions for new sales	—	—	—	—
Provision for recourse liability	5,330	10,059	9,562	19,824
Net charge-offs / terminations	(5,662)	(10,050)	(12,438)	(18,226)

Balance as of end of period	$55,783	$55,327	$55,783	$55,327

The decrease of $4.7 million in the provision for credit recourse liability experienced for the quarter ended June 30, 2012, when compared with the same quarter in 2011, was mainly driven by the following positive factors: (1) the improvement in the probability of default (PD) component which decreased by 71 basis points, prompted by an improvement in the credit quality of mortgage loans subject to credit recourse provisions, (2) the improvement in the constant prepayment rates resulting from the current behavior of the market interest rate scenario, and (3) a decrease in the losses of loans under these credit recourse agreements.

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $2.5 million in unpaid principal balance with losses amounting to $0.5 million for the six-month period ended June 30, 2012. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At June 30, 2012, the related representation and warranty reserve amounted to $8.2 million and the related serviced portfolio approximated $3.2 billion, compared with $8.5 million and $3.5 billion, respectively, at December 31, 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2012, the Corporation serviced $17.0 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $17.3 billion at December 31, 2011. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million, compared with $32 million at December 31, 2011. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At June 30, 2012, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2012 and December 31, 2011, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $10 million and $11 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 52% of claimed amounts during the 24-month period ended June 30, 2012 (51% during the 24-month period ended December 31, 2011). On the remaining 48% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 56% of claimed amounts during the 24-month period ended June 30, 2012 (59% during the 24-month period ended December 31, 2011). In total, during the 24-month period ended June 30, 2012, the Corporation paid an average of 31% of claimed amounts (24-month period ended December 31, 2011 – 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in Table 26.

Table 26—E-LOAN’s Outstanding Unresolved Claims from Loans Sold

(In thousands)	June 30, 2012	December 31, 2011
By Counterparty:
GSEs	$682	$432
Whole loan and private-label securitization investors	988	360

Total outstanding claims by counterparty	$1,670	$792

By Product Type:
1st lien (Prime loans)	$1,670	$792

Total outstanding claims by product type	$1,670	$792

The outstanding claims balance from private-label investors are comprised by two counterparties at June 30, 2012 and one counterparty at December 31, 2011.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. Table 27 presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and six-month periods ended June 30, 2012 and 2011.

Table 27—Changes in Liability for Estimated Losses Related to Loans Sold by E-LOAN

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$10,625	$30,688	$10,625	$30,659
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	—	(605)	—	(522)
Net charge-offs / terminations	(494)	(1,067)	(494)	(1,121)

Balance as of end of period	$10,131	$29,016	$10,131	$29,016

MARKET RISK

The financial results and capital levels of Popular, Inc. are constantly exposed to market risk. Market risk represents the risk of loss due to adverse movements in market rates or financial asset prices, which include interest rates, foreign exchange rates, and bond and equity security prices; the failure to meet financial obligations coming due because of the inability to liquidate assets or obtain adequate funding; and the inability to easily unwind or offset specific exposures without significantly lowering prices because of inadequate market depth or market disruptions.

While the Corporation is exposed to various business risks, the risks relating to interest rate risk and liquidity are major risks that can materially impact future results of operations and financial condition due to their complexity and dynamic nature.

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO meets on a weekly basis and reviews the Corporation’s current and forecasted asset and liability position as well as desired pricing strategies and other relevant topics. Also, on a monthly basis the ALCO reviews various interest rate risk metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2013. Under a 200 basis points rising rate scenario, projected net interest income increases by $34.4 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $57.6 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at June 30, 2012 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

The Corporation estimates the sensitivity of economic value of equity (“EVE”) to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. This sensitivity analysis is a useful tool to measure long-term IRR because it captures the impact of rate changes in expected cash flows, including principal and interest, from all future periods.

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

At June 30, 2012, the Corporation held for trading, securities with a fair value of $417 million, representing approximately 1% of the Corporation’s total assets, compared with $436 million and 1% at December 31, 2011. As shown in Table 28, the trading portfolio consists principally of mortgage-backed securities, which at June 30, 2012 were investment grade securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $7.3 million and $9.4 million for the quarter and six-month period ended June 30, 2012, respectively. Table 28 provides the composition of the trading portfolio at June 30, 2012 and December 31, 2011.

Table 28—Trading Portfolio

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities (includes related trading derivatives)	$361,286	4.37%	$325,205	4.56%
Collateralized mortgage obligations	3,584	4.52	3,545	4.69
Puerto Rico and U.S. Government obligations	32,049	4.86	90,648	4.87
Interest-only strips	1,284	12.86	1,378	12.80
Other	19,266	4.74	15,555	4.32

Total	$417,469	4.46%	$436,331	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $2.0 million, assuming a confidence level of 99%, for the last week in June 2012. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 22 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2012, approximately $5.5 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At June 30, 2012, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $202 million of financial assets that were measured at fair value on a nonrecurring basis at June 30, 2012, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $44 million at June 30, 2012, of which $26 million were Level 3 assets and $18 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter ended June 30, 2012, there were no transfers in and/or out of Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. There were $2 million in transfers from Level 2 to Level 3 and $7 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the six months ended June 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. There were no transfers in and / or out of Level 1 during the quarter and six months ended June 30, 2012. Refer to Note 22 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at June 30, 2012. Also, refer to the Critical Accounting Policies / Estimates in the 2011 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2012, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2012, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At June 30, 2012, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $5.5 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At June 30, 2012, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $24 million and $205 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $156 million at June 30, 2012, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 10 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended June 30, 2012, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.2 million resulting from the Corporation’s own credit standing adjustment and a gain of $0.3 million from the assessment of the counterparties’ credit risk. During the six months ended June 30, 2012, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.1 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 75% of the Corporation’s total assets at June 30, 2012 and December 31, 2011. Refer to the Financial Condition Analysis section of this MD&A for explanations on the variances in the main deposit categories.

In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2012, these borrowings consisted primarily of assets sold under agreement to repurchase of $1.4 billion, advances with the FHLB of $965 million, junior subordinated deferrable interest debentures of $924 million (net of discount) and term notes of $279 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

Note 33 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.8 billion, or 79% of total deposits, at June 30, 2012, compared with $21.3 billion, or 76% of total deposits, at December 31, 2011. Core deposits financed 68% of the Corporation’s earning assets at June 30, 2012 and December 31, 2011.

Certificates of deposit with denominations of $100,000 and over at June 30, 2012 totaled $3.5 billion, or 13% of total deposits, compared with $4.2 billion, or 15%, at December 31, 2011. Their distribution by maturity at June 30, 2012 was as follows:

Table 29—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,647,366
3 to 6 months	415,868
6 to 12 months	529,054
Over 12 months	882,377

$3,474,665

At June 30, 2012, approximately 8% of the Corporation’s assets were financed by brokered deposits, compared with 9% at December 31, 2011. The Corporation had $3.1 billion in brokered deposits at June 30, 2012, compared with $3.4 billion at December 31, 2011. Brokered deposits, which are typically sold through an intermediary to retail investors, provide access to longer-term funds and provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2012 and December 31, 2011, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $2.8 billion and $2.0 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.0 billion at June 30, 2012 and $0.9 billion at December 31, 2011. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

The banking subsidiaries have borrowing facilities at the Fed’s discount window. The borrowing capacity approximated $4.4 billion at June 30, 2012, compared with $2.6 billion at December 31, 2011, and remained unused as of both dates. These borrowing facilities are a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under these borrowing facilities is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral.

During the quarter and six months ended June 30, 2012, the Corporation’s bank holding companies did not make any capital contributions to BPNA or BPPR.

The principal reduction in borrowings from December 31, 2011 to June 30, 2012 at the banking subsidiaries was a reduction of $0.7 billion in repurchase agreements at BPPR. As indicated in the Overview section of this MD&A, in late June 2012, BPPR terminated $350 million in outstanding repurchase agreements with contractual maturities between March 2014 and May 2014. The Corporation anticipates replacing these repurchase agreements with short-term borrowings at current market rates. The remaining repurchase agreements matured and were not replaced, thus releasing the collateral which is also available in the event of future liquidity needs. Due to soft loan demand, loan collections have exceeded new originations, thus reducing liquidity needs at the banking subsidiaries through borrowings.

At June 30, 2012, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to change. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, a liquidity crisis or any other factors, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Bank Holding Companies

The Corporation’s bank holding companies (“BHCs”) include Popular, Inc. (“PIHC”) and Popular North America, Inc. (“PNA”). The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) and from equity method investees, asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from new borrowings or stock issuances. The Corporation’s banking subsidiaries are required to obtain approval from the Federal Reserve System and their respective applicable state banking regulator prior to declaring or paying dividends to the Corporation.

The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities).

Note 33 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s bank holding companies.

Cash inflows and outflows from financing activities at the BHCs during the six-month period ended June 30, 2012 have not been significant, except for the cash dividend of $131 million received in May 2012 from the Corporation’s equity investment in EVERTEC’s parent company. This cash inflow was principally used to fund short-term advances to Popular Mortgage, the Corporation’s mortgage banking subsidiary.

During the six months ended June 30, 2012, there was a $50 million capital contribution from PIHC to PNA as part of an internal reorganization. Refer to Note 33 to the consolidated financial statements for a description of the internal reorganization.

Another use of liquidity at PIHC is the payment of dividends on preferred stock. The preferred stock dividends paid amounted to $1.6 million for the six months ended June 30, 2012. The preferred stock dividends paid were funded by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

A principal use of liquidity at the BHCs is to ensure its banking subsidiaries are adequately capitalized. During the year 2011 and the six months ended June 30, 2012, the BHCs were not required to make any capital contributions to its banking subsidiaries. Management does not expect either of the banking subsidiaries to require capitalizations for the foreseeable future.

Note 33 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at June 30, 2012, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at June 30, 2012 and December 31, 2011. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”), and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings. Increasing or guaranteeing new debt would be subject to the prior approval from the Fed.

The contractual maturities of the BHC’s notes payable at June 30, 2012 is presented in Table 30.

Table 30—Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2012	$41,780
2013	3,000
2014	78,586
2015	35,156
2016	119,843
Later years	439,800
No stated maturity	936,000

Sub-total	1,654,165
Less: Discount	451,838

Total	$1,202,327

As indicated previously, the BHC did not issue new registered debt in the capital markets during the six months ended June 30, 2012.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $22 million in deposits at June 30, 2012 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $46 million at June 30, 2012, with the Corporation providing collateral totaling $57 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $138 million at June 30, 2012. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 31.

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

At June 30, 2012, non-performing loans held-in-portfolio secured by real estate, excluding covered loans, amounted to $1.2 billion in the Puerto Rico operations and $255 million in the U.S. mainland operations. These figures compare to $1.3 billion in the Puerto Rico operations and $324 million in the U.S. mainland operations at December 31, 2011.

In addition to the non-performing loans included in Table 31, there were $41 million of non-covered performing loans at June 30, 2012, mostly related to the commercial loan portfolio, which based on management’s opinion, are currently subject to potential future classification to non-performing and are considered impaired, compared with $27 million at December 31, 2011.

Table 31—Non-Performing Assets

(Dollars in thousands)	June 30, 2012	As a percentage of loans HIP by category [4]	December 31, 2011	As a percentage of loans HIP by category [4]
Commercial	$767,940	8.0%	$830,092	8.3%
Construction	67,538	27.0	96,286	40.1
Legacy [1]	54,730	10.7	75,660	11.7
Lease financing	5,046	0.9	5,642	1.0
Mortgage	632,899	10.7	686,502	12.4
Consumer	34,665	0.9	43,668	1.2

Total non-performing loans held-in-portfolio, excluding covered loans	1,562,818	7.6%	1,737,850	8.4%
Non-performing loans held-for-sale [2]	178,652		262,302
Other real estate owned (“OREO”), excluding covered OREO	226,629		172,497

Total non-performing assets, excluding covered assets	$1,968,099		$2,172,649
Covered loans and OREO [3]	209,793		192,771

Total non-performing assets	$2,177,892		$2,365,420

Accruing loans past due 90 days or more[5]	$322,893		$316,614

Ratios excluding covered loans:[6]
Non-performing loans held-in-portfolio to loans held-in-portfolio	7.56%		8.44%
Allowance for loan losses to loans held-in-portfolio	3.14		3.35
Allowance for loan losses to non-performing loans, excluding held-for-sale	41.50		39.73

Ratios including covered loans:
Non-performing loans held-in-portfolio to loans held-in-portfolio	6.67%		7.30%
Allowance for loan losses to loans held-in-portfolio	3.10		3.27
Allowance for loan losses to non-performing loans, excluding held-for-sale	46.50		44.76

HIP	= “held-in-portfolio”
[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Non-performing loans held-for-sale consist of $160 million in construction loans, $18 million in commercial loans, $425 thousand in legacy loans and $53 thousand in mortgage loans as of June 30, 2012 (December 31, 2011—$236 million, $26 million, $468 thousand and $59 thousand, respectively).
[3]	The amount consists of $85 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $125 million in covered OREO as of June 30, 2012 (December 31, 2011—$84 million and $109 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $4.0 billion in covered loans at June 30, 2012 (December 31, 2011—$4.3 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.0 billion at June 30, 2012 (December 31, 2011—$1.2 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Tables 32 and 33 summarize the activity in the allowance for loan losses and selected loan loss statistics for the quarters and six months ended June 30, 2012 and 2011.

Table 32—Allowance for Loan Losses and Selected Loan Losses Statistics—Quarterly Activity

	Quarters ended June 30,
	2012		2012	2012		2011		2011	2011
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$664,768		$138,496	$803,264		$727,346		9,159	$736,505
Provision for loan losses	81,743		37,456	119,199		95,712		$48,605	144,317

	746,511		175,952	922,463		823,058		57,764	880,822

Losses:
Commercial	56,892		34,652	91,544		83,130		263	83,393
Construction	1,033		15,187	16,220		934		—	934
Lease financing	909		—	909		1,511		—	1,511
Legacy	11,193		—	11,193		24,113		—	24,113
Mortgage	19,153		4,085	23,238		12,162		—	12,162
Consumer	42,358		4,533	46,891		49,404		332	49,736

	131,538		58,457	189,995		171,254		595	171,849

Recoveries:
Commercial	17,196		—	17,196		14,353		—	14,353
Construction	52		—	52		6,387		—	6,387
Lease financing	901		—	901		879		—	879
Legacy	5,734		—	5,734		6,740		—	6,740
Mortgage	972		—	972		981		—	981
Consumer	8,707		—	8,707		8,534		—	8,534

	33,562		—	33,562		37,874		—	37,874

Net loans charged-off:
Commercial	39,696		34,652	74,348		68,777		263	69,040
Construction	981		15,187	16,168		(5,453)		—	(5,453)
Lease financing	8		—	8		632		—	632
Legacy	5,459		—	5,459		17,373		—	17,373
Mortgage	18,181		4,085	22,266		11,181		—	11,181
Consumer	33,651		4,533	38,184		40,870		332	41,202

	97,976		58,457	156,433		133,380		595	133,975

Balance at end of period	$648,535		$117,495	$766,030		$689,678		$57,169	$746,847

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	1.93%			2.56%		2.59%			2.12%
Provision for loan losses to net charge-offs	0.83	x		0.76	x	0.72	x		1.08	x

Table 33—Allowance for Loan Losses and Selected Loan Losses Statistics—Year-to-date Activity

	Six months ended June 30,
(Dollars in thousands)	2012		2012	2012		2011		2011	2011
	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$690,363		$124,945	$815,308		$793,225		—	$793,225
Provision for loan losses	164,257		55,665	219,922		155,474		$64,162	219,636

	854,620		180,610	1,035,230		948,699		64,162	1,012,861

Losses:
Commercial	124,138		38,754	162,892		148,694		1,970	150,664
Construction	2,709		15,451	18,160		11,670		4,345	16,015
Lease financing	2,126		—	2,126		3,457		—	3,457
Legacy	19,666		—	19,666		47,617		—	47,617
Mortgage	37,976		4,288	42,264		21,724		—	21,724
Consumer	84,954		4,622	89,576		102,795		678	103,473

	271,569		63,115	334,684		335,957		6,993	342,950

Recoveries:
Commercial	30,059		—	30,059		23,905		—	23,905
Construction	1,933		—	1,933		8,338		—	8,338
Lease financing	1,964		—	1,964		1,646		—	1,646
Legacy	10,649		—	10,649		9,995		—	9,995
Mortgage	2,341		—	2,341		2,296		—	2,296
Consumer	18,538		—	18,538		16,949		—	16,949

	65,484		—	65,484		63,129		—	63,129

Net loans charged-off:
Commercial	94,079		38,754	132,833		124,789		1,970	126,759
Construction	776		15,451	16,227		3,332		4,345	7,677
Lease financing	162		—	162		1,811		—	1,811
Legacy	9,017		—	9,017		37,622		—	37,622
Mortgage	35,635		4,288	39,923		19,428		—	19,428
Consumer	66,416		4,622	71,038		85,846		678	86,524

	206,085		63,115	269,200		272,828		6,993	279,821

Net (recoveries) write-downs related to loans transferred to loans held-for-sale	—		—	—		13,807		—	13,807

Balance at end of period	$648,535		$117,495	$766,030		$689,678		$57,169	$746,847

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	2.03%			2.20%		2.66%			2.22%
Provision for loan losses to net charge-offs	0.80	x		0.82	x	0.57	x		0.78	x

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves and for qualitative information on the main factors driving the variances.

Table 34 presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2012 and 2011.

Table 34—Annualized Net Charge-offs to Average Loans Held-in-Portfolio (Non-Covered loans)

	Quarters ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commercial	1.63%	2.68%	1.92%	2.41%
Construction	1.67	(7.70)	0.66	2.27
Lease financing	0.01	0.45	0.06	0.64
Legacy	3.92	8.12	3.06	8.34
Mortgage	1.30	0.89	1.30	0.82
Consumer	3.70	4.53	3.64	4.72

Total annualized net charge-offs to average loans held-in-portfolio	1.93%	2.59%	2.03%	2.66%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 66 and 63 basis points, from 2.59% and 2.66% for the quarter and six months ended June 30, 2011 to 1.93% and 2.03% for the same periods in 2012. Net charge-offs, excluding covered loans, for the quarter ended June 30, 2012 decreased by $35.4 million, compared with the quarter ended June 30, 2011. Net charge-offs, excluding covered loans, for the six months ended June 30, 2012 decreased by $66.7 million, when compared with the same period in 2011. Net charge-offs reduction is prompted by improved credit performance in the BPPR and BPNA reportable segments.

Improvements in credit quality metrics are mainly driven by actions taken by the Corporation to address problem loans and reduce the overall credit risks of its loan portfolios, as well as certain stabilization in the general economic conditions. These actions included (i) the loan portfolio reclassifications to held-for-sale that took place in the fourth quarter of 2010, (ii) a lower volume of commercial and construction loans, mainly related to certain lending products exited by the Corporation at the BPNA reportable segment, and (iii) intensification of loss mitigation efforts.

Commercial loans

As shown in Table 31, the level of non-performing commercial non-covered loans held-in-portfolio at June 30, 2012 decreased on a consolidated basis by $62 million, compared with December 31, 2011. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio decreased from 8.3% at December 31, 2011 to 8.0% at June 30, 2012. Certain credit quality metrics in the BPPR reportable segment continue trending in a positive direction suggesting the economic conditions are gradually improving, but risks of a slow recovery still remain.

Table 35 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 35—Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-performing commercial loans	$591,792	$631,171	$176,148	$198,921	$767,940	$830,092
Non-performing commercial loans to commercial loans HIP	9.60%	9.75%	5.12%	5.68%	8.00%	8.32%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial loan net charge-offs	$28,564	$49,923	$11,132	$18,854	$39,696	$68,777
Commercial loan net charge-offs (annualized)to average commercial loans HIP	1.81%	3.05%	1.30%	2.04%	1.63%	2.68%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial loan net charge-offs	$66,082	$88,451	27,997	$36,338	$94,079	$124,789
Commercial loan net charge-offs (annualized)to average commercial loans HIP	2.08%	2.69%	1.63%	1.95%	1.92%	2.41%

Commercial non-performing loans held-in-portfolio, excluding covered loans, in the BPPR reportable segment decreased by $39 million from December 31, 2011 to June 30, 2012. This reduction is mostly attributed to one commercial loan with an outstanding principal balance of $20 million classified as a troubled-debt restructuring (“TDR”) in 2011, which was returned to accrual status during the first quarter of 2012, combined with problem loan resolutions and a decline in the inflows to non-performing status. The level of commercial non-performing loans held-in-portfolio in the BPNA reportable segment decreased by $23 million from December 31, 2011 to June 30, 2012, as a result of problem loan resolutions, loan sales, and a reduction in the inflows of non-performing loans. This reduction at the BPNA reportable segment represents the continuation of an improving trend evident over the past several quarters.

For the quarter ended June 30, 2012, inflows of commercial non-performing loans held-in-portfolio at the BPPR reportable segment amounted to $64 million, a decrease of $22 million, when compared to the additions for the first quarter of 2012. Additions to the commercial non-performing loans held-in-portfolio at the BPNA reportable segment amounted to $36 million, an increase of $6 million, compared to the inflows for the first quarter of 2012, primarily related to a non-performing loan transferred from loans-held-for-sale. When compared to the quarter ended June 30, 2011, the BPPR and BPNA reportable segments decreased by $48 million and $21 million, respectively. As previously mentioned, the Corporation’s commercial loan portfolios continued to reflect improved credit performance.

Tables 36 and 37 present the changes in non-performing commercial non-covered loans held in-portfolio for the quarter and six months ended June 30, 2012 and 2011 for the BPPR and BPNA reportable segments.

Table 36—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$620,916	$197,762	$631,171	$198,921
Plus:
New non-performing loans	63,963	31,317	150,409	61,925
Advances on existing non-performing loans	—	145	—	372
Loans transferred from held-for-sale	—	4,933	—	4,933
Less:
Non-performing loans transferred to OREO	(10,043)	(16,633)	(15,524)	(27,067)
Non-performing loans charged-off	(36,698)	(15,385)	(74,622)	(30,506)
Loans returned to accrual status / loan collections	(46,346)	(25,224)	(99,642)	(31,663)
Loans transferred to held-for-sale	—	(767)	—	(767)

Ending balance NPLs	$591,792	$176,148	$591,792	$176,148

Table 37—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$521,321	$173,063	$475,935	$179,993
Plus:
New non-performing loans	111,545	57,262	233,580	83,698
Advances on existing non-performing loans	—	12	—	18
Less:
Non-performing loans transferred to OREO	(2,403)	(5,299)	(5,509)	(9,658)
Non-performing loans charged-off	(41,532)	(22,663)	(73,411)	(41,923)
Loans returned to accrual status / loan collections	(35,992)	(20,024)	(77,656)	(29,777)

Ending balance NPLs	$552,939	$182,351	$552,939	$182,351

In the non-covered loans held-in-portfolio, there were 6 commercial loan relationships greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $44 million at June 30, 2012, compared with 6 commercial loan relationships with an outstanding balance of approximately $113 million at December 31, 2011.

The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended June 30, 2012, decreased by $29.1 million, when compared with the quarter ended June 30, 2011. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 2.68% for the quarter ended June 30, 2011 to 1.63% for the quarter ended June 30, 2012. The decrease was primarily driven by reductions in the BPPR and BPNA reportable segments of $21.4 million and $7.7 million, respectively. Commercial net charge-offs at both reportable segments continued to show favorable trends mostly attributed to lower levels of problem loans and certain stabilization in the economic conditions. For the quarter ended June 30, 2012, the charge-offs associated with collateral dependent commercial loans amounted to approximately $19.3 million in the BPPR reportable segment and $4.3 million in the BPNA reportable segment.

The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, amounted to $297 million or 3.09% of that portfolio at June 30, 2012, compared with $369 million or 3.70% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 38.64% at June 30, 2012, compared with 44.50% at December 31, 2011.

The allowance for loan losses corresponding to the commercial loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $204 million or 3.31% of commercial loans held-in-portfolio, excluding covered loans, at June 30, 2012, compared with $255 million or 3.95% at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses corresponding to the commercial loan portfolio totaled $93 million or 2.70% of commercial loans held-in-portfolio at June 30, 2012, compared with $114 million or 3.25% at December 31, 2011. The decrease in the allowance for loan losses for the commercial loans held-in-portfolio was principally driven by lower loss trends, reflecting improvements in the credit environment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at June 30, 2012, of which $2.9 billion was secured with owner occupied properties, compared with $6.7 billion and $3.1 billion, respectively, at December 31, 2011. CRE non-performing loans, excluding covered loans amounted to $611 million at June 30, 2012, compared with $636 million at December 31, 2011. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 12.69% and 5.75%, respectively, at June 30, 2012, compared with 12.58% and 5.91%, respectively, at December 31, 2011.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. At June 30, 2012, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $203 million of loan modifications for the BPPR reportable segment and $13 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $2 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at June 30, 2012. Of these commercial loans in the BPPR and BPNA reportable segments, $148 million and $13 million, respectively, were in non-performing status at June 30, 2012, compared with $161 million and $11 million at December 31, 2011. Commercial loans in the BPPR and BPNA reportable segments that have been modified as part of loss mitigation efforts were evaluated for impairment, resulting in a specific reserve of $4 million and $1 million, respectively, at June 30, 2012.

Construction loans

As shown in Table 31, non-performing construction loans held-in-portfolio, excluding covered loans, decreased by $29 million from December 31, 2011 to June 30, 2012 mostly related to the BPNA reportable segment, which decreased by $30 million. This decrease was principally driven by problem loan resolutions, including payments and payoffs, and minimal inflows of new construction non-performing loans. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased from 40.1% at December 31, 2011 to 27.0% at June 30, 2012.

For the quarter ended June 30, 2012, additions to the construction non-performing loans held in portfolio at the BPPR reportable segment amounted to $1 million, a decrease of $7 million, when compared with the additions for the quarter ended June 30, 2011. There were minimal additions to construction loans held-in-portfolio to non-performing status at the BPNA reportable segment during the six months ended June 30, 2012. The decline in non-performing loans inflows is attributable to a lower level of problem loans remaining in the portfolio, principally prompted by a significant portion of the BPPR reportable segment construction non-covered loans being classified as held-for-sale and the downsizing of the construction loan portfolio at the BPNA reportable segment.

Tables 38 and 39 present the changes in non-performing construction loans held in-portfolio for the quarter and six months ended June 30, 2012 and 2011 for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 38—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$56,247	$13,223	$53,859	$42,427
Plus:
New non-performing loans	833	—	7,205	—
Advances on existing non-performing loans	145	204	145	329
Less:
Non-performing loans charged-off	(1,000)	—	(1,371)	(1,380)
Loans returned to accrual status / loan collections	(691)	(1,423)	(4,304)	(19,040)
Loans transferred to held-for-sale	—	—	—	(10,332)

Ending balance NPLs	$55,534	$12,004	$55,534	$12,004

Table 39—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$57,176	$69,373	$64,678	$68,218
Plus:
New non-performing loans	4,779	—	16,727	7,458
Advances on existing non-performing loans	3,157	137	3,157	137
Less:
Non-performing loans transferred to OREO	(3,780)	—	—	—
Non-performing loans charged-off	(275)	(652)	(4,924)	(990)
Loans returned to accrual status / loan collections	(2,366)	(8,727)	(9,694)	(1,634)
Loans transferred to held-for-sale	—	—	(11,253)	(13,058)

Ending balance NPLs	$58,691	$60,131	$58,691	$60,131

In the non-covered loans held-in-portfolio, there was one construction loan relationship greater than $10 million in non-performing status with an aggregate outstanding balance of approximately $11 million at June 30, 2012, compared with 3 construction loan relationships with an aggregate outstanding principal balance of $38 million at December 31, 2011. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the Corporation as it continues to be impacted by current economic and real estate market conditions, particularly in Puerto Rico.

Construction loan net charge-offs, excluding covered loans, for the quarter ended June 30, 2012, increased $6.4 million when compared with the quarter ended June 30, 2011, mostly driven by the BPPR reportable segment, which increased by $6.9 million. The increase in the BPPR reportable segment is mostly associated with recoveries from previously charged-off construction loans in the amount of $6.2 million during the second quarter of 2011. Nonetheless, construction loan net charge-offs continue at low levels driven by lower balance of problem loans as a result of the steps taken by the Corporation to mitigate the overall credit risk. For the quarter ended June 30, 2012, the charge-offs associated to collateral dependent construction loans amounted to approximately $1.0 million in the BPPR reportable segment and none in the BPNA reportable segments. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

Table 40 provides information on construction non-performing loans and net charge-offs for the BPPR, excluding the Westernbank covered loan portfolio, and BPNA reportable segments.

Table 40—Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-performing construction loans	$55,534	$53,859	$12,004	$42,427	$67,538	$96,286
Non-performing construction loans to construction loans HIP	27.52%	33.47%	25.02%	53.71%	27.04%	40.13%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Construction loan net charge-offs	$985	$(5,944)	$(4)	$491	$981	$(5,453)
Construction loan net charge-offs (annualized) to average construction loans HIP	2.11%	(15.67)%	(0.03)%	1.49%	1.67%	(7.70)%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Construction loan net charge-offs	$614	$2,077	$162	$1,255	$776	$3,332
Construction loan net charge-offs (annualized) to average construction loans HIP	0.69%	2.84%	0.55%	1.71%	0.66%	2.27%

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, represented 3.66% of that portfolio, at June 30, 2012, compared with 3.53% at December 31, 2011. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 13.54% at June 30, 2012, compared with 8.81% at December 31, 2011. The increase in the ratio was mostly driven by a lower level of non-performing loans, particularly at the BPNA reportable segment, due to the resolution of certain large impaired construction loans for which no allowance for loan losses was required at December 31, 2011.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $7 million or 3.70% of construction loans held-in-portfolio, excluding covered loans, at June 30, 2012, compared with $6 million or 3.63% at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses corresponding to the construction loan portfolio totaled $2 million or 3.50% of construction loans held-in-portfolio at June 30, 2012, compared with $3 million or 3.33% at December 31, 2011.

The construction loans held-in-portfolio, excluding covered loans, included $4 million in TDRs for the BPPR reportable segment and $12 million for the BPNA reportable segment at June 30, 2012. These TDRs were in non-performing status as of such date. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $13 thousand in the BPPR reportable segment and none in the BPNA reportable segment at June 30, 2012. These construction TDR loans from the BPPR and BPNA reportable segments were evaluated for impairment, resulting in a specific reserve of $142 thousand for the BPPR reportable segment and none for the BPNA reportable segment at June 30, 2012.

In the current housing market, the value of the collateral securing the loan has become the most important factor in determining the amount of loss incurred and the appropriate level of the allowance for loan losses. The likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote. However, during recent quarters declining real estate values have resulted in the determination that the estimated value of the collateral was insufficient to cover all of the recorded investment in the loans in some cases.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

Legacy non-performing loans held-in-portfolio decreased by $21 million from December 31, 2011 to June 30, 2012, driven by the sale of certain construction legacy loans in the amount of $15 million, problem loan resolutions, charge-off activity, and a reduction in the inflows to non-performing status. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased from 11.67% at December 31, 2011 to 10.73% at June 30, 2012. The ratio of non-performing legacy loans to legacy loans held-in-portfolio was 15.35% at June 30, 2011.

For the quarter ended June 30, 2012, additions to legacy loans in non-performing status amounted to $8 million, a decrease of $13 million compared with the quarter ended June 30, 2011. The decrease in the inflows of non-performing legacy loans was principally driven by lower loan portfolio balance and problem loan resolutions, coupled with credit stabilization.

Tables 41 and 42 present the changes in non-performing legacy loans held in-portfolio for the quarter and six months ended June 30, 2012.

Table 41—Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2012	For the six months ended June 30, 2012
(In thousands)	BPNA	BPNA
Beginning Balance	$79,077	$75,660
Plus:
New non-performing loans	8,355	25,728
Advances on existing non-performing loans	1	17
Less:
Non-performing loans transferred to OREO	(65)	(3,435)
Non-performing loans charged-off	(8,271)	(16,760)
Loans returned to accrual status / loan collections	(9,797)	(11,238)
Loans transferred to held-for-sale	(14,570)	(15,242)

Ending balance NPLs	$54,730	$54,730

Table 42—Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2011	For the six months ended June 30, 2011
(Dollars in thousands)	BPNA	BPNA
Beginning Balance	$150,117	$165,484
Plus:
New non-performing loans	20,750	43,947
Advances on existing non-performing loans	600	1,595
Less:
Non-performing loans transferred to OREO	(1,704)	(3,219)
Non-performing loans charged-off	(22,991)	(46,137)
Loans returned to accrual status / loan collections	(22,292)	(37,190)

Ending balance NPLs	$124,480	$124,480

In the loans held-in-portfolio, there was one legacy loan relationship greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $1 million at June 30, 2012, compared with one loan relationship with aggregate outstanding balance of $16 million at December 31, 2011.

For the quarter ended June 30, 2012, legacy net charge-offs decreased by $11.9 million when compared with the quarter ended June 30, 2011, which consisted of lower commercial and construction loan net charge-offs by $7.0 million and $4.9 million, respectively. Legacy loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 8.12% for the quarter ended June 30, 2011 to 3.92% for the quarter ended June 30, 2012. The improvement in net charge-offs was mainly driven by the lower levels of problem loans remaining in the portfolio and by the stabilization of the U.S. economic environment. For the quarter ended June 30, 2012, the charge-offs associated with collateral dependent legacy loans amounted to approximately $1.3 million.

Table 43 provides information on legacy non-performing loans and net charge-offs.

Table 43—Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-performing legacy loans	$54,730	$75,660
Non-performing legacy loans to legacy loans HIP	10.73%	11.67%

	BPNA
	For the quarters ended
(Dollars in thousands)	June 30, 2012	June 30, 2011
Legacy loan net charge-offs	$5,459	$17,373
Legacy loan net charge-offs (annualized) to average legacy loans HIP	3.92%	8.12%

	BPNA
	For the six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011
Legacy loan net charge-offs	$9,017	37,622
Legacy loan net charge-offs (annualized) to average legacy loans HIP	3.06%	8.34%

The legacy loan portfolio totaled $510 million at June 30, 2012, compared with $648 million at December 31, 2011. The allowance for loan losses for the legacy loans held-in-portfolio amounted to $44 million or 8.63% of that portfolio at June 30, 2012, compared with $46 million or 7.13% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 80.41% at June 30, 2012, compared with 61.10% at December 31, 2011. The increase in the ratio was mostly driven by the resolution of certain impaired construction loans for which no allowance for loan losses was required at December 31, 2011.

Despite improvements in key credit quality metrics, a slow economic recovery at the U.S. mainland can still impact the performance of the legacy loan portfolio, as this portfolio is considered of a higher-risk profile.

At June 30, 2012, the Corporation’s legacy loans held-in-portfolio included a total of $9 million of loan modifications, compared with $27 million at December 31, 2011. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at June 30, 2012. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at June 30, 2012.

Mortgage loans

Non-performing mortgage loans held-in-portfolio decreased by $54 million from December 31, 2011 to June 30, 2012, primarily as a result of reductions in the BPPR and BPNA reportable segments of $49 million and $5 million, respectively. The decrease in the BPPR reportable segment was principally due to a higher level of residential mortgage TDRs returning to accrual status after complying with six months of satisfactory payment history, a slowdown in the inflows of non-performing loans, and charge-offs.

For the quarter ended June 30, 2012, additions to mortgage non-performing loans at the BPPR and BPNA reportable segments amounted to $165 million and $6 million. The BPPR reportable segment reflected a decrease of $21 million in the inflows to non-performing status, when compared with the first quarter of 2012. Although the state of the economy in Puerto Rico appears to be gradually improving and certain improving credit trends have been noted, the residential mortgage portfolio at the BPPR reportable segment continues to be impacted by the economic conditions, evidenced by high levels of non-performing mortgage loans and delinquency rates.

Tables 44 and 45 present the activity in non-performing mortgage loans held-in-portfolio for the BPPR and BPNA segments for the quarter and six months ended June 30, 2012.

Table 44—Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$633,517	$33,700	$649,279	$37,223
Plus:
New non-performing loans	165,483	6,476	351,993	12,732
Less:
Non-performing loans transferred to OREO	(19,423)	(3,107)	(40,996)	(4,171)
Non-performing loans charged-off	(20,575)	(2,128)	(41,002)	(5,624)
Loans returned to accrual status / loan collections	(158,920)	(2,124)	(319,192)	(7,343)

Ending balance NPLs	$600,082	$32,817	$600,082	$32,817

Table 45—Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2011		For the six months ended June 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$551,756	$26,355	$518,446	$23,586
Plus:
New non-performing loans	153,509	12,754	293,303	21,610
Less:
Non-performing loans transferred to OREO	(16,135)	(77)	(29,425)	(77)
Non-performing loans charged-off	(8,295)	(2,009)	(12,037)	(2,009)
Loans returned to accrual status / loan collections	(125,379)	(4,492)	(214,831)	(10,579)

Ending balance NPLs	$555,456	$32,531	$555,456	$32,531

Mortgage loan net charge-offs, excluding covered loans, for the quarter ended June 30, 2012, increased by $7.0 million, when compared with the quarter ended June 30, 2011. Mortgage loans annualized net charge-offs to average non-covered loans held-in-portfolio increased by 41 basis points, from 0.89% for the quarter ended June 30, 2011 to 1.30% for the quarter ended June 30, 2012. The increase in the mortgage loans net charge-off ratio was due to higher losses in the BPPR segment, principally related to the implementation of a revised charge-off policy during the first quarter of 2012.

Mortgage loan net charge-offs, excluding covered loans, at the BPPR reportable segment amounted to $14.8 million for the quarter ended June 30, 2012, an increase of $7.7 million, when compared with same period in 2011. As mentioned above, this increase in the mortgage loan net charge-offs was principally related to the implementation of a revised charge-off policy during the first quarter of 2012. The Corporation enhanced its charge-off policy for the residential mortgage loan portfolio by including historical losses on recent other real estate owned (“OREO”) sales to determine the net realizable value to assess charge-offs once a loan becomes 180 days past due; previously, this was only done once the loan was foreclosed.

The net charge-offs for BPNA’s mortgage loan portfolio amounted to approximately $3.4 million for the quarter ended June 30, 2012, decreasing by $0.7 million when compared with the same quarter in 2011. The mortgage loan portfolio in the BPNA reportable segment maintains low levels of net charge-offs, since most of the non-conventional mortgage loans in non-performing status were classified as held-for-sale and adjusted to fair value in December 2010, and subsequently sold during first quarter of 2011. Mortgage loan net charge-offs in the BPNA reportable segment were due to the normal flow of loans into late stage delinquency.

The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $1.9 million or 1.60% of net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended June 30, 2012, compared with $1.6 million, or 1.23% of average loans for the second quarter of 2011.

BPNA’s non-conventional mortgage loan portfolio outstanding at June 30, 2012 amounted to approximately $476 million with a related allowance for loan losses of $23 million, or 4.77%, of that particular loan portfolio, compared with $490 million with a related allowance for loan losses of $24 million or 4.81%, respectively, at December 31, 2011. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $150 million or 2.54% of that portfolio at June 30, 2012, compared with $102 million or 1.85% at December 31, 2011. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment totaled $120 million or 2.50% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2012 compared with $72 million or 1.54%, respectively, at December 31, 2011. This increase in reserve requirements is principally driven by a higher loss trend and higher specific reserves for loans restructured under loss mitigation programs.

Table 46 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 46—Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-performing mortgage loans	$600,082	$649,279	$32,817	$37,223	$632,899	$686,502
Non-performing mortgage loans to mortgage loans HIP	12.46%	13.85%	3.02%	4.49%	10.73%	12.44%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Mortgage loan net charge-offs	$14,810	$7,151	$3,371	$4,030	$18,181	$11,181
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.28%	0.69%	1.37%	1.88%	1.30%	0.89%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Mortgage loan net charge-offs	$27,036	$14,828	8,599	$4,600	$35,635	$19,428
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.18%	0.76%	1.90%	1.07%	1.30%	0.82%

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five to ten years, depending on the borrower’s payment capacity. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At June 30, 2012, the mortgage loan TDRs for the BPPR and BPNA reportable segments amounted to $496 million (including $110 million guaranteed by U.S. sponsored entities) and $53 million, respectively, compared with $421 million and $50 million at December 31, 2011. Of these mortgage loans in the BPPR and BPNA reportable segments $234 million and $9 million, respectively, were in non-performing status at June 30, 2012, compared with $210 million and $9 million at December 31, 2011. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $45 million and $15 million for the BPPR and BPNA reportable segments, respectively, at June 30, 2012, compared with $15 million and $14 million, respectively, at December 31, 2011.

Consumer loans

Non-performing consumer loans, excluding covered loans, decreased by $9 million from December 31, 2011 to June 30, 2012, as a result of decreases in the BPPR and BPNA reportable segments of $7 million and $2 million, respectively. The decrease in the BPPR reportable segment was principally related to an overall improvement in the consumer lines of business, mainly auto and personal loans, as the portfolios continue to reflect improved credit performance in terms of delinquencies and net charge-offs.

Additions to consumer non-performing loans for the quarter ended June 30, 2012 amounted to $23 million and $8 million for the BPPR and BPNA reportable segments, respectively, decreasing by $4 million and $5 million, compared with the additions of the first quarter of 2012. When compared with the second quarter of 2011, additions to consumer non-performing loans at the BPPR reportable segment decreased by $6 million, while additions to consumer non-performing loans at the BPNA reportable segment decreased slightly by $1 million, driven principally by the HELOCs portfolio.

The Corporation’s annualized consumer loan net charge-offs as a percentage of average consumer loans held-in-portfolio decreased from 4.53% for the quarter ended June 30, 2011 to 3.70% for the quarter ended June 30, 2012. The decrease in the ratio of consumer loan net charge-offs to average consumer loans held-in-portfolio in both segments was attributable to reductions in the delinquency levels, as the portfolios continued to reflect improved credit performance.

The consumer loans held-in-portfolio, excluding covered loans, included $132 million in TDRs for the BPPR reportable segment and $3 million for the BPNA reportable segment, which were considered TDRs at June 30, 2012. There were $4 million in consumer TDR loans in non-performing status for the BPPR reportable segment and $1 million at the BPNA reportable segment at June 30, 2012.

Table 47 provides information on consumer non-performing loans held-in-portfolio and net charge-offs for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 47—Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Non-performing consumer loans	$23,840	$31,291	$10,825	$12,377	$34,665	$43,668
Non-performing consumer loans to commercial loans HIP	0.75%	1.05%	1.62%	1.76%	0.90%	1.19%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Consumer loan net charge-offs	$23,055	$27,363	$10,596	$13,507	$33,651	$40,870
Consumer loan net charge-offs (annualized) to average commercial loans HIP	3.11%	3.84%	6.26%	7.09%	3.70%	4.53%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Consumer loan net charge-offs	$47,186	$55,777	$19,230	$30,069	$66,416	$85,846
Consumer loan net charge-offs (annualized) to average commercial loans HIP, excluding loans	3.18%	3.90%	5.61%	7.73%	3.64%	4.72%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $6.1 million or 7.08% of those particular average loan portfolios for the quarter ended June 30, 2012, compared with $8.7 million or 8.51%, respectively, for the quarter ended June 30, 2011. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2012 totaled $338 million with a related allowance for loan losses of $19 million, or 5.62%, of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at

December 31, 2011 totaled $365 million with a related allowance for loan losses of $24 million, representing 6.56% of that particular portfolio. At June 30, 2012, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $270 thousand and $440 thousand, respectively, representing 0.04% and 0.07%, respectively, of the consumer loan portfolio of the BPNA reportable segment. At June 30, 2012, 49% are paying the minimum amount due on the home equity lines of credit. At June 30, 2012, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

Tables 48 and 49 present the non-covered loans classified as TDRs according to their accruing status at June 30, 2012 and December 31, 2011.

Table 48—TDRs Non-Covered Loans

	June 30, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$55,087	$161,081	$216,168
Construction	—	16,376	16,376
Legacy	—	9,320	9,320
Mortgage	305,774	243,066	548,840
Leases	2,755	2,773	5,528
Consumer	129,567	4,734	134,301

	$493,183	$437,350	$930,533

Table 49—TDRs—Non-Covered Loans

	December 31, 2011
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$36,848	$171,520	$208,368
Construction	—	28,024	28,024
Legacy	—	26,906	26,906
Mortgage	252,277	218,715	470,992
Leases	3,085	3,118	6,203
Consumer	134,409	5,848	140,257

	$426,619	$454,131	$880,750

Table 50 presents the covered loans classified as TDRs according to their accruing status at June 30, 2012.

Table 50—TDRs—Covered Loans

	June 30, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$46,460	$4,639	$51,099
Construction	—	609	609
Mortgage	151	220	371
Consumer	703	166	869

	$47,314	$5,634	$52,948

The Corporation’s TDR loans totaled $931 million at June 30, 2012, an increase of $50 million, or 6%, from December 31, 2011 mainly due to the intensification of loss mitigation efforts on the mortgage loan portfolio in the BPPR reportable segment. Mortgage TDRs increase of $78 million, or 17% at June 30, 2012 from December 31, 2011, includes $53 million of accruing loans.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Other real estate

Other real estate represents real estate property acquired through foreclosure. Other real estate not covered under loss sharing agreements with the FDIC increased by $54 million from December 31, 2011 to June 30, 2012, driven by an increase in the BPPR and BPNA reportable segment of $37 million and $17 million, respectively. The increase is due to the economic conditions which have impacted both residential and commercial real estate properties. Defaulted loans have increased, and these loans move through the foreclosure process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowdown of sales of these properties has resulted in an increase in the number of other real estate units on hand. Refer to Table 16 of this MD&A for the activity of the other real estate assets of the Corporation.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $125 million at June 30, 2012, compared with $109 million at December 31, 2011. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

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

In the case of the BPPR reportable segment, appraisals and BPOs of the subject residential properties are currently subject to downward adjustments of up to approximately 22%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 5%.

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

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. As explained in the Critical Accounting Policies / Estimates section of this MD&A, during the first quarter of 2012, the Corporation revised the estimation process for evaluating the adequacy of its allowance for loan losses for the Corporation’s commercial and construction loan portfolios by (i) establishing a more granular stratification of the commercial and construction loan portfolios to enhance the homogeneity of the loan classes and (ii) increasing the look-back period for assessing the recent trends applicable to the determination of commercial and construction loan net charge-offs from 6 months to 12 months.

Tables 51 and 52 set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at June 30, 2012 and December 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 51—Composition of ALLL

June 30, 2012
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$6,830	$434	$99	$766	$59,723	$19,656	$87,508
Impaired loans [1]	$495,032	$61,007	$29,289	$5,528	$510,659	$133,857	$1,235,372
Specific ALLL to impaired loans [1]	1.38%	0.71%	0.34%	13.86%	11.70%	14.68%	7.08%

General ALLL	$289,934	$8,708	$43,912	$2,191	$90,099	$126,183	$561,027
Loans held-in-portfolio, excluding impaired loans [1]	$9,107,783	$188,736	$480,540	$532,389	$5,389,314	$3,731,675	$19,430,437
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.18%	4.61%	9.14%	0.41%	1.67%	3.38%	2.89%

Total ALLL	$296,764	$9,142	$44,011	$2,957	$149,822	$145,839	$648,535
Total non-covered loans held-in-portfolio [1]	$9,602,815	$249,743	$509,829	$537,917	$5,899,973	$3,865,532	$20,665,809
ALLL to loans held-in-portfolio [1]	3.09%	3.66%	8.63%	0.55%	2.54%	3.77%	3.14%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2012, the general allowance on the covered loans amounted to $103 million while the specific reserve amounted to $14 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

Table 52—Composition of ALLL

December 31, 2011
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$11,738	$289	$57	$793	$29,063	$17,046	$58,986
Impaired loans [1]	$556,329	$91,710	$48,890	$6,104	$382,880	$140,108	$1,226,021
Specific ALLL to impaired loans [1]	2.11%	0.32%	0.12%	12.99%	7.59%	12.17%	4.81%

General ALLL	$357,694	$8,192	$46,171	$3,858	$73,198	$142,264	$631,377
Loans held-in-portfolio, excluding impaired loans [1]	$9,416,998	$148,229	$599,519	$542,602	$5,135,580	$3,533,647	$19,376,575
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.80%	5.53%	7.70%	0.71%	1.43%	4.03%	3.26%

Total ALLL	$369,432	$8,481	$46,228	$4,651	$102,261	$159,310	$690,363
Total non-covered loans held-in-portfolio [1]	$9,973,327	$239,939	$648,409	$548,706	$5,518,460	$3,673,755	$20,602,596
ALLL to loans held-in-portfolio [1]	3.70%	3.53%	7.13%	0.85%	1.85%	4.34%	3.35%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2011, the general allowance on the covered loans amounted to $98 million while the specific reserve amounted to $27 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

At June 30, 2012, the allowance for loan losses, excluding covered loans, decreased by approximately $42 million from December 31, 2011. It represented 3.14% of non-covered loans held-in-portfolio at June 30, 2012, compared with 3.35% at December 31, 2011. This decrease in the allowance for loan losses considers reductions in the Corporation’s general reserves of approximately $70 million, offset by an increase of $29 million in the specific reserves. The increase from December 31, 2011 to June 30, 2012 in the Corporation’s recorded investment in loans that were individually evaluated for impairment and their specific allowance for loan losses was mainly related to mortgage loans TDRs, in the BPPR reportable segment due to the intensification of loss mitigation efforts.

At June 30, 2012, the allowance for loan losses for non-covered loans of the BPPR reportable segment totaled $447 million or 2.99% of non-covered loans held-in-portfolio, compared with $453 million or 3.06% of non-covered loans held in portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $34 million in the general reserve component, when compared with December 31, 2011, mainly due to a lower net charge-off trends in the commercial and consumer loan portfolios. These improvements were partially offset by higher reserve requirements for the residential mortgage loan portfolios due to higher net charge-offs and specific reserve requirements for loans restructured under loss mitigation programs.

The allowance for loan losses of the BPNA reportable segment totaled $202 million or 3.51% of loans held in portfolio, compared with $237 million or 4.11% of loans held-in-portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $36 million in the general reserve component, when compared with December 31, 2011 due to lower loss trends in most portfolios.

Table 53 presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at June 30, 2012 and December 31, 2011.

Table 53—Impaired Loans (Non-Covered Loans)

	June 30, 2012		December 31, 2011
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$690.0	$87.5	$632.9	$59.0
No valuation allowance required	545.3	—	593.1	—

Total impaired loans	$1,235.3	$87.5	$1,226.0	$59.0

With respect to the $545 million portfolio of impaired loans for which no allowance for loan losses was required at June 30, 2012, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management performed an analysis based on the fair value of the collateral less estimated costs to sell, and determined that the collateral was deemed adequate to cover any inherent losses at June 30, 2012.

Average impaired loans during the quarters ended June 30, 2012 and June 30, 2011 were $1.3 billion and $860 million, respectively. The Corporation recognized interest income on impaired loans of $7.7 million and $3.7 million for the quarters ended June 30, 2012 and 2011, respectively. This increase was mainly driven by interest income from residential mortgage TDRs of the BPPR reportable segment.

Tables 54 and 55 set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended June 30, 2012 and 2011.

Table 54—Activity in Specific ALLL for the Quarter Ended June 30, 2012

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Consumer Loans	Leasing	Total
Specific allowance for loan losses at April 1, 2012	$12,998	$1,013	$40,946	$765	$18,990	$1,344	$76,056
Provision for impaired loans	17,462	421	22,317	588	666	(578)	40,876
Less: Net charge-offs	(23,630)	(1,000)	(3,540)	(1,254)	—	—	(29,424)

Specific allowance for loan losses at June 30, 2012	$6,830	$434	$59,723	$99	$19,656	$766	$87,508

Table 55—Activity in Specific ALLL for the Quarter Ended June 30, 2011

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Total
Specific allowance for loan losses at April 1, 2011	$9,726	$—	$8,166	$—	$17,892
Provision for impaired loans	22,846	116	4,228	5,903	33,093
Less: Net charge-offs	(24,818)	—	(729)	(5,632)	(31,179)

Specific allowance for loan losses at June 30, 2011	$7,754	$116	$11,665	$271	$19,806

For the quarter ended June 30, 2012, total net charge-offs for individually evaluated impaired loans amounted to approximately $29.4 million, of which $23.8 million pertained to the BPPR reportable segment and $5.6 million to the BPNA reportable segment, mostly related to the commercial loan portfolios.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 10% to 45% (including costs to sell). At June 30, 2012, the weighted average downward adjustment rate for the BPPR reportable segment was 22%.

For commercial and construction loans at the BPNA reportable segment, most downward adjustments to the collateral value currently range from 30% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At June 30, 2012, the weighted average discount rate for the BPNA reportable segment was 34%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value (“BPOs”) of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR reportable segment, BPOs of the subject collateral properties are currently subject to downward adjustments of up to approximately 22%, including cost to sell of 5%, and further adjusted for reinstatement behavior. In the case of the U.S. mortgage loan portfolio, a 30% haircut is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

Table 56 presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2012.

Table 56—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2012
	Total Impaired Loans –Held-in-portfolio (HIP)
(In thousands)	# of Loans	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Total commercial	329	$435,359	26%
Total construction	24	$59,870	13%
Total legacy	29	$29,289	28%

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended June 30, 2012 is presented in Table 57.

Table 57—Impaired Construction Loans Relied Upon “As is” or “As Developed”

June 30, 2012
	“As is”				“As developed”
(In thousands)	Count	Amount in $	As a % of total construction impaired loans HIP	Count	Amount in $	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio [1]	18	$28,529	40%	11	$42,600	60%	91%

[1]	Includes $10.1 million of constructions loans from the BPNA legacy portfolio.

At June 30, 2012, the Corporation accounted for $43 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Allowance for loan losses—Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $117 million at June 30, 2012, compared with $125 million at December 31, 2011. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $94 million at June 30, 2012, compared with $83 million at December 31, 2011; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $23 million at June 30, 2012, compared with $42 million at December 31, 2011.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 31 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, and its economy has been through a prolonged recession. Based on information published by the Puerto Rico Planning Board, Puerto Rico’s real gross national product (“GNP”) decreased an estimated 3.4% during fiscal year ended June 30, 2010 and 1.5% during the fiscal year ended June 30, 2011. However, the economy appears to have reached stability for fiscal year 2012, which ended on June 30, 2012.

Total payroll employment (seasonally adjusted) amounted to 924,300 jobs in June 2012, a decline of 0.1% versus the previous year, and 0.8% over the previous month. The unemployment rate in Puerto Rico (seasonally adjusted) was 13.8% in June 2012, as compared with 15.7% the previous year and 14.2% in May 2012.

Economic growth is still challenged by a lack of job growth and a housing sector that remains under pressure, but the government has made progress in addressing the budget deficit while the banking sector has been substantially recapitalized and consolidated through FDIC-assisted and private transactions.

The Puerto Rico Planning Board recently revised its projection for real GNP growth in fiscal 2012 and 2013. It now expects fiscal 2012 growth to have been 0.9%, which would be the first year of real growth since 2006. For fiscal 2013, it projected growth of 1.1%.

General fund net revenues of the government during the first eleven months of fiscal year 2012 (July 2011 to May 2012) amounted to $8.0 billion, a 6.0% year-over-year increase while the GDB continued to shore up its liquidity with continued access to local and U.S. capital markets.

In 2010, the government also enacted a housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing and reduce the significant excess supply of new homes. The incentives, which were extended until December 2012 with minor modifications, include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, an exemption on long-term capital gain taxes on the future sale of new properties and no property taxes for five years on new housing, among others. The incentives, together with the current environment of low interest rates, continue to attract home buyers into the market.

Tourism reflected a significant pickup in visitors during 2012. The hotel occupancy rate for the January—April 2012 period was 71.7%, as compared with 66.7% for 2011.

Despite the improved outlook, Puerto Rico continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. An unexpected rise in the price of oil could have a negative impact on the overall economy, as it is dependent on oil for most of its electricity and transportation. Also, loan demand in the Puerto Rico market continues to be sluggish even as the economy appears to be transitioning from recession to stability. Lower loan demand could impact our level of earning assets and profitability. The recessionary cycle has increased the level of non-performing assets and deterioration in the economy of Puerto Rico, although not expected, could increase significantly the Corporation’s credit costs and adversely affect its profitability.

On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’, with negative outlook. Moody’s new Baa1 rating is at par with Fitch’s BBB+ and one notch above the BBB rating Puerto Rico received from S&P last March, which currently has a negative outlook.

At June 30, 2012, the Corporation had $0.9 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $140 million were uncommitted lines of credit. Of these total credit facilities granted, $745 million were outstanding at June 30, 2012. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either in the form of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at June 30, 2012, the Corporation had outstanding $148 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Of that total, $144 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $656 million of residential mortgages and $193 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2012. On August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and FHLMC, and other agencies with securities linked to long-term U.S. government debt. These downgrades could have a material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim goodwill impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and will not have an impact on the Corporation’s consolidated financial statements.

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

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it has not impacted the Corporation’s consolidated financial statements as of June 30, 2012.

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

The new guidance was effective for interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively and early application was not permitted.

The Corporation adopted this guidance on the first quarter of 2012. It has not had a material impact on the Corporation’s consolidated financial statements as of June 30, 2012. Refer to Notes 22 and 23 for additional fair value disclosures included for the quarter and six months ended June 30, 2012.

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

The new guidance was effective for interim or annual periods beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early application was not permitted.

The Corporation adopted this guidance on January 1, 2012. It has not had an impact on the Corporation’s consolidated financial statements as of June 30, 2012.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

For a discussion of Legal Proceedings, see Note 19, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2011 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2011 Annual Report.

There have been no material changes to the risk factors previously disclosed under Item 1A. of the Corporation’s 2011 Annual Report, except for the risk described below.

The risks described in our 2011 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Implementation of BASEL III could reduce our regulatory capital ratios

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provide for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies. The revised capital rules are expected to be implemented between 2013 and 2019.

The proposed revisions would include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The NPRs also would establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in these NPRs are consistent with section 171 of the Dodd-Frank Act, which requires the Agencies to establish minimum risk-based and leverage capital requirements.

The Agencies are also proposing to revise their rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, including by incorporating aspects of the Basel II standardized framework in the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework,” including subsequent amendments to that standard, and recent consultative papers from the Basel Committee on Banking Supervision. The Standardized Approach NPR also includes alternatives to credit ratings, consistent with section 939A of the Dodd-Frank Act. The revisions include methodologies for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.

We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. We anticipate that, based on our current asset composition and non-performing asset levels, the implementation of the NPR’s as currently proposed would lower our regulatory capital ratios. Although we expect to continue to exceed the minimum requirements for well capitalized status following the implementation of the NPR’s as proposed, there can be no assurances that we will remain well capitalized.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. The maximum number of shares of common stock that may be granted under this plan is 1,000,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2012 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [a]
April 1 – April 30	210,457	$18.37	—	—
May 1 – May 31	24,691	16.20	—	—
June 1 – June 30	—	—	—	—

Total June 30, 2012	235,148	$18.14	—	—

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Composite Certificate of Incorporation of Popular, Inc.

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Popular, Inc.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: August 9, 2012	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 9, 2012	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller