Form 10-Q
period 2012-09-30
POPULAR INC
filed 2012-11-08
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,105,983 shares outstanding as of October 31, 2012.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$477,342	$535,282

Money market investments:
Federal funds sold	38,358	75,000
Securities purchased under agreements to resell	240,761	252,668
Time deposits with other banks	646,544	1,048,506

Total money market investments	925,663	1,376,174

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	181,133	402,591
Other trading securities	45,785	33,740
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,464,402	1,737,868
Other investment securities available-for-sale	3,655,899	3,271,955
Investment securities held-to-maturity, at amortized cost (fair value at September 30, 2012—$124,102; December 31, 2011—$125,254)	122,072	125,383
Other investment securities, at lower of cost or realizable value (realizable value at September 30, 2012 - $215,140; December 31, 2011—$181,583)	213,389	179,880
Loans held-for-sale, at lower of cost or fair value	337,049	363,093

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	20,851,108	20,703,192
Loans covered under loss sharing agreements with the FDIC	3,903,867	4,348,703
Less – Unearned income	97,255	100,596
Allowance for loan losses	761,172	815,308

Total loans held-in-portfolio, net	23,896,548	24,135,991

FDIC loss share asset	1,559,057	1,915,128
Premises and equipment, net	525,733	538,486
Other real estate not covered under loss sharing agreements with the FDIC	252,024	172,497
Other real estate covered under loss sharing agreements with the FDIC	125,514	109,135
Accrued income receivable	133,943	125,209
Mortgage servicing assets, at fair value	158,367	151,323
Other assets	1,724,927	1,462,393
Goodwill	647,757	648,350
Other intangible assets	56,762	63,954

Total assets	$36,503,366	$37,348,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,404,470	$5,655,474
Interest bearing	20,915,029	22,286,653

Total deposits	26,319,499	27,942,127

Assets sold under agreements to repurchase	1,944,564	2,141,097
Other short-term borrowings	1,206,200	296,200
Notes payable	1,866,377	1,856,372
Other liabilities	1,097,742	1,193,883

Total liabilities	32,434,382	33,429,679

Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized;
103,112,305 shares issued at September 30, 2012 (December 31, 2011 – 102,634,640) and 103,097,143 shares outstanding (December 31, 2011 – 102,590,457)	1,031	1,026
Surplus	4,131,681	4,123,898
Accumulated deficit	(54,183)	(212,726)
Treasury stock – at cost, 15,162 shares at September 30, 2012 (December 31, 2011 – 44,183)	(270)	(1,057)
Accumulated other comprehensive loss, net of tax	(59,435)	(42,548)

Total stockholders’ equity	4,068,984	3,918,753

Total liabilities and stockholders’ equity	$36,503,366	$37,348,432

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2012	2011	2012	2011
Interest income:
Loans	$387,381	$428,999	$1,164,665	$1,294,834
Money market investments	862	886	2,774	2,759
Investment securities	39,945	51,085	128,828	157,183
Trading account securities	5,815	10,788	17,669	29,332

Total interest income	434,003	491,758	1,313,936	1,484,108

Interest expense:
Deposits	43,000	65,868	143,193	213,419
Short-term borrowings	9,876	13,744	36,503	41,478
Long-term debt	37,701	42,835	112,032	141,999

Total interest expense	90,577	122,447	291,728	396,896

Net interest income	343,426	369,311	1,022,208	1,087,212
Provision for loan losses—non-covered loans	83,589	150,703	247,846	306,177
Provision for loan losses—covered loans	22,619	25,573	78,284	89,735

Net interest income after provision for loan losses	237,218	193,035	696,078	691,300

Service charges on deposit accounts	45,858	46,346	138,577	138,778
Other service fees	64,784	62,664	192,850	179,623
Net gain (loss) on sale and valuation adjustments of investment securities	64	8,134	(285)	8,044
Trading account (loss) profit	(2,266)	2,912	(11,692)	3,287
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	18,495	20,294	18,569	14,756
Adjustments (expense) to indemnity reserves on loans sold	(8,717)	(10,285)	(17,990)	(29,587)
FDIC loss share (expense) income	(6,707)	(5,361)	(19,387)	49,344
Fair value change in equity appreciation instrument	—	—	—	8,323
Other operating income	4,198	(2,314)	32,699	38,350

Total non-interest income	115,709	122,390	333,341	410,918

Operating expenses:
Personnel costs	111,550	111,724	349,377	328,823
Net occupancy expenses	24,409	25,885	73,534	76,428
Equipment expenses	11,447	10,517	33,688	33,314
Other taxes	12,666	12,391	38,178	38,986
Professional fees	53,412	48,756	153,644	144,923
Communications	6,500	6,800	20,276	21,198
Business promotion	14,924	14,650	44,754	35,842
FDIC deposit insurance	24,173	23,285	72,006	68,640
Loss on early extinguishment of debt	43	109	25,184	8,637
Other real estate owned (OREO) expenses	5,896	3,234	22,441	11,885
Other operating expenses	22,854	22,541	73,714	63,555
Amortization of intangibles	2,481	2,463	7,605	6,973

Total operating expenses	290,355	282,355	914,401	839,204

Income before income tax	62,572	33,070	115,018	263,014
Income tax expense (benefit)	15,384	5,537	(46,317)	114,664

Net Income	$47,188	$27,533	$161,335	$148,350

Net Income Applicable to Common Stock	$46,257	$26,602	$158,543	$145,558

Net Income per Common Share – Basic	$0.45	$0.26	$1.55	$1.42

Net Income per Common Share – Diluted	$0.45	$0.26	$1.55	$1.42

Dividends Declared per Common Share	—	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter ended,		Nine months ended,
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net income	$47,188	$27,533	$161,335	$148,350

Other comprehensive (loss) income before tax:
Foreign currency translation adjustment	(120)	(222)	(1,066)	(1,950)
Reclassification adjustment for losses included in net income	—	—	—	10,084
Adjustment of pension and postretirement benefit plans	—	—	—	—
Amortization of net losses	6,289	3,243	18,868	9,730
Amortization of prior service cost	(50)	(240)	(150)	(720)
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(6,567)	29,021	(33,022)	59,822
Reclassification adjustment for (gains) losses included in net income	(64)	(8,134)	285	(8,044)
Unrealized net losses on cash flow hedges	(6,285)	(6,295)	(12,612)	(9,939)
Reclassification adjustment for net losses (gains) included in net income	3,701	4,139	9,677	7,333

Other comprehensive (loss) income before tax	(3,096)	21,512	(18,020)	66,316
Income tax benefit (expense)	244	(708)	1,133	(4,780)

Total other comprehensive (loss) income, net of tax	(2,852)	20,804	(16,887)	61,536

Comprehensive income, net of tax	$44,336	$48,337	$144,448	$209,886

Tax effect allocated to each component of other comprehensive (loss) income:
	Quarter ended		Nine months ended,
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Underfunding of pension and postretirement benefit plans	$—	$—	$—	$—
Amortization of net losses	(1,740)	(965)	(5,220)	(2,896)
Amortization of prior service cost	15	72	45	216
Unrealized holding (losses) gains on securities available-for-sale arising during the period	1,193	(1,611)	5,428	(4,101)
Reclassification adjustment for (gains) losses included in net income	—	1,233	—	1,219
Unrealized net losses on cash flow hedges	1,886	1,805	3,783	2,982
Reclassification adjustment for net losses (gains) included in net income	(1,110)	(1,242)	(2,903)	(2,200)

Income tax benefit (expense)	$244	$(708)	$1,133	$(4,780)

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common	Preferred		Accumulated	Treasury	Accumulated other comprehensive
(In thousands)	stock	stock	Surplus	deficit	stock	income (loss)	Total
Balance at December 31, 2010	$1,023	$50,160	$4,103,211	$(347,328)	$(574)	$(5,961)	$3,800,531
Net income				148,350			148,350
Issuance of stock	2		5,392				5,394
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(418)		(418)
Other comprehensive income, net of tax						61,536	61,536

Balance at September 30, 2011	$1,025	$50,160	$4,108,603	$(201,770)	$(992)	$55,575	$4,012,601

Balance at December 31, 2011	$1,026	$50,160	$4,123,898	$(212,726)	$(1,057)	$(42,548)	$3,918,753
Net income				161,335			161,335
Issuance of stock	5		7,783				7,788
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(276)		(276)
Common stock reissuance					1,063		1,063
Other comprehensive loss, net of tax						(16,887)	(16,887)

Balance at September 30, 2012	$1,031	$50,160	$4,131,681	$(54,183)	$(270)	$(59,435)	$4,068,984

Disclosure of changes in number of shares:	September 30, 2012	December 31, 2011	September 30, 2011
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of year	102,634,640	102,292,916	102,292,916
Issuance of stock	477,665	341,724	194,110

Balance at end of the period	103,112,305	102,634,640	102,487,026
Treasury stock	(15,162)	(44,183)	(39,486)

Common Stock – Outstanding	103,097,143	102,590,457	102,447,540

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$161,335	$148,350

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	326,130	395,912
Amortization of intangibles	7,605	6,973
Depreciation and amortization of premises and equipment	34,953	34,864
Net accretion of discounts and amortization of premiums and deferred fees	(22,118)	(97,668)
Impairment losses on net assets to be disposed of	—	6,085
Fair value adjustments on mortgage servicing rights	7,217	26,373
Fair value change in equity appreciation instrument	—	(8,323)
FDIC loss share expense (income)	19,387	(49,344)
Amortization of prepaid FDIC assessment	30,157	68,640
Adjustments (expense) to indemnity reserves on loans sold	17,990	29,587
Losses from investments under the equity method	9,788	11,250
Deferred income tax (benefit) expense	(150,201)	44,608
(Gain) loss on:
Disposition of premises and equipment	(8,253)	(2,019)
Early extinguishment of debt	24,950	—
Sale and valuation adjustments of investment securities	285	(8,044)
Sale of loans, including valuation adjustments on loans held-for-sale	(18,569)	(14,756)
Sale of equity method investment	—	(16,907)
Sale of other assets	(2,545)	—
Acquisitions of loans held-for-sale	(288,844)	(253,401)
Proceeds from sale of loans held-for-sale	242,088	101,549
Net disbursements on loans held-for-sale	(860,804)	(617,591)
Net (increase) decrease in:
Trading securities	849,304	492,882
Accrued income receivable	(8,735)	14,924
Other assets	65,944	(25,576)
Net increase (decrease) in:
Interest payable	(7,553)	(7,344)
Pension and other postretirement benefit obligation	24,156	(128,802)
Other liabilities	(48,062)	(109,155)

Total adjustments	244,270	(105,283)

Net cash provided by operating activities	405,605	43,067

Cash flows from investing activities:
Net decrease (increase) in money market investments	450,511	(289,844)
Purchases of investment securities:
Available-for-sale	(1,284,834)	(1,198,613)
Held-to-maturity	(250)	(65,358)
Other	(152,607)	(116,582)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,166,618	979,868
Held-to-maturity	4,398	54,617
Other	119,098	104,231
Proceeds from sale of investment securities:
Available-for-sale	8,031	35,099
Other	—	2,294
Net repayments on loans	687,582	1,013,103
Proceeds from sale of loans	51,677	290,119
Acquisition of loan portfolios	(1,051,588)	(985,675)
Payments received from FDIC under loss sharing agreements	327,739	561,111
Cash paid related to business acquisitions	—	(500)
Net proceeds from sale of equity method investment	—	31,503
Mortgage servicing rights purchased	(1,620)	(1,251)
Acquisition of premises and equipment	(34,336)	(37,868)
Proceeds from sale of:
Premises and equipment	20,612	12,314
Other productive assets	1,026	—
Foreclosed assets	142,019	133,017

Net cash provided by investing activities	454,076	521,585

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(1,624,634)	1,192,652
Federal funds purchased and assets sold under agreements to repurchase	(196,533)	189,056
Other short-term borrowings	910,000	(198,022)
Payments of notes payable	(72,815)	(2,055,254)
Proceeds from issuance of notes payable	61,331	419,500
Proceeds from issuance of common stock	7,788	5,394
Dividends paid	(2,482)	(2,792)
Treasury stock acquired	(276)	(418)

Net cash used in financing activities	(917,621)	(449,884)

Net (decrease) increase in cash and due from banks	(57,940)	114,768
Cash and due from banks at beginning of period	535,282	452,373

Cash and due from banks at end of period	$477,342	$567,141

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”)

The FASB issued ASU 2012-06 in October 2012. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset changes, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.

ASU 2012-06 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

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

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued ASU No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it has not impacted the Corporation’s consolidated financial statements as of September 30, 2012.

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

The Corporation adopted this guidance on the first quarter of 2012. It has not had a material impact on the Corporation’s consolidated financial statements as of September 30, 2012. Refer to Notes 22 and 23 for additional fair value disclosures included for the quarter and nine months ended September 30, 2012.

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

The Corporation adopted this guidance on January 1, 2012. It has not had an impact on the Corporation’s consolidated financial statements as of September 30, 2012.

Note 3 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $900 million at September 30, 2012 (December 31, 2011—$838 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2012, the Corporation held $38 million in restricted assets in the form of cash and funds deposited in money market accounts (December 31, 2011—$36 million).

.

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

(In thousands)	September 30, 2012	December 31, 2011
Investment securities available-for-sale, at fair value	$1,757,309	$1,894,651
Investment securities held-to-maturity, at amortized cost	25,000	25,000
Loans held-for-sale measured at lower of cost or fair value	132	5,286
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	476,061	—
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,544,687	8,571,268

Total pledged assets	$10,803,189	$10,496,205

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At September 30, 2012, the Corporation had $ 1.3 billion in investment securities available-for-sale and $ 0.3 billion in loans that served as collateral to secure public funds (December 31, 2011—$ 1.4 billion and $ 0.4 billion, respectively).

At September 30, 2012, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $2.8 billion (December 31, 2011—$2.0 billion). Refer to Note 14 to the consolidated financial statements for borrowings outstanding under these credit facilities. At September 30, 2012, the credit facilities authorized with the FHLB were collateralized by $ 4.0 billion in loans held-in-portfolio (December 31, 2011—$ 3.2 billion). Also, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $4.4 billion (December 31, 2011—$2.6 billion), which remained unused as of such date. The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2012, the credit facilities with the Fed discount window were collateralized by $ 4.7 billion in loans held-in-portfolio (December 31, 2011—$ 4.0 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at September 30, 2012 trades receivables from brokers and counterparties amounting to $267 million were pledged to secure repurchase agreements (December 31, 2011—$68 million).

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At September 30, 2012
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
Within 1 year	$7,016	$43	$—	$7,059	1.50%
After 1 to 5 years	27,423	3,225	—	30,648	3.82

Total U.S. Treasury securities	34,439	3,268	—	37,707	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	539,000	11,603	—	550,603	3.93
After 1 to 5 years	190,521	2,661	—	193,182	1.57
After 5 to 10 years	317,543	3,811	172	321,182	1.93

Total obligations of U.S. Government sponsored entities	1,047,064	18,075	172	1,064,967	2.89

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,220	43	—	5,263	5.26
After 1 to 5 years	6,262	169	42	6,389	4.65
After 10 years	37,290	1,062	—	38,352	5.38

Total obligations of Puerto Rico, States and political subdivisions	48,772	1,274	42	50,004	5.27

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	5,506	51	—	5,557	1.49
After 5 to 10 years	45,831	2,067	—	47,898	2.96
After 10 years	2,116,579	48,324	1,316	2,163,587	2.35

Total collateralized mortgage obligations—federal agencies	2,167,916	50,442	1,316	2,217,042	2.36

Collateralized mortgage obligations—private label
After 5 to 10 years	35	1	—	36	4.88
After 10 years	39,754	229	1,106	38,877	2.66

Total collateralized mortgage obligations—private label	39,789	230	1,106	38,913	2.66

Mortgage-backed securities
Within 1 year	600	24	—	624	3.80
After 1 to 5 years	3,705	196	—	3,901	3.94
After 5 to 10 years	89,364	7,258	—	96,622	4.71
After 10 years	1,461,674	116,479	40	1,578,113	4.21

Total mortgage-backed securities	1,555,343	123,957	40	1,679,260	4.24

Equity securities (without contractual maturity)	6,595	1,011	76	7,530	3.41

Other
After 5 to 10 years	18,032	2,363	—	20,395	11.00
After 10 years	4,342	141	—	4,483	3.61

Total other	22,374	2,504	—	24,878	9.57

Total investment securities available-for-sale	$4,922,292	$200,761	$2,752	$5,120,301	3.14%

	At December 31, 2011
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
U.S. Treasury securities
After 1 to 5 years	$34,980	$3,688	$—	$38,668	3.35%

Total U.S. Treasury securities	34,980	3,688	—	38,668	3.35

Obligations of U.S. Government sponsored entities
Within 1 year	94,492	2,382	—	96,874	3.45
After 1 to 5 years	655,625	25,860	—	681,485	3.38
After 5 to 10 years	171,633	2,969	—	174,602	2.94
After 10 years	32,086	499	—	32,585	3.20

Total obligations of U.S. Government sponsored entities	953,836	31,710	—	985,546	3.30

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	765	9	—	774	4.97
After 1 to 5 years	14,824	283	31	15,076	4.07
After 5 to 10 years	4,595	54	—	4,649	5.33
After 10 years	37,320	909	—	38,229	5.38

Total obligations of Puerto Rico, States and political subdivisions	57,504	1,255	31	58,728	5.03

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	2,424	49	—	2,473	3.28
After 5 to 10 years	55,096	1,446	—	56,542	2.64
After 10 years	1,589,373	49,462	208	1,638,627	2.84

Total collateralized mortgage obligations—federal agencies	1,646,893	50,957	208	1,697,642	2.83

Collateralized mortgage obligations—private label
After 5 to 10 years	5,653	1	181	5,473	0.81
After 10 years	59,460	—	7,141	52,319	2.44

Total collateralized mortgage obligations—private label	65,113	1	7,322	57,792	2.30

Mortgage-backed securities
Within 1 year	57	1	—	58	3.91
After 1 to 5 years	7,564	328	—	7,892	3.86
After 5 to 10 years	111,639	8,020	1	119,658	4.66
After 10 years	1,870,736	141,274	49	2,011,961	4.25

Total mortgage-backed securities	1,989,996	149,623	50	2,139,569	4.27

Equity securities (without contractual maturity)	6,594	426	104	6,916	2.96

Other
After 5 to 10 years	17,850	700	—	18,550	10.99
After 10 years	6,311	101	—	6,412	3.61

Total other	24,161	801	—	24,962	9.06

Total investment securities available-for-sale	$4,779,077	$238,461	$7,715	$5,009,823	3.58%

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

Proceeds from the sale of investment securities available-for-sale for the nine months ended September 30, 2012 were $ 8.0 million (September 30, 2011—$ 35.1 million). Gross realized gains and losses on the sale of investment securities available-for-sale were as follows:

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Gross realized gains	$65	$8,508	$65	$8,514
Gross realized losses	(1)	(34)	(350)	(130)

Net realized gains (losses) on sale of investment securities available-for-sale	$64	$8,474	$(285)	$8,384

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2012
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of U.S. Government sponsored entities	$46,248	$172	$—	$—	$46,248	$172
Obligations of Puerto Rico, States and political subdivisions	752	9	2,032	33	2,784	42
Collateralized mortgage obligations—federal agencies	218,129	1,312	2,491	4	220,620	1,316
Collateralized mortgage obligations—private label	—	—	10,263	1,106	10,263	1,106
Mortgage-backed securities	204	4	787	36	991	40
Equity securities	1,852	64	49	12	1,901	76

Total investment securities available-for-sale in an unrealized loss position	$267,185	$1,561	$15,622	$1,191	$282,807	$2,752

	At December 31, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$7,817	$28	$191	$3	$8,008	$31
Collateralized mortgage obligations—federal agencies	90,543	208	—	—	90,543	208
Collateralized mortgage obligations—private label	13,595	539	44,148	6,783	57,743	7,322
Mortgage-backed securities	5,577	14	1,466	36	7,043	50
Equity securities	5,199	95	2	9	5,201	104

Total investment securities available-for-sale in an unrealized loss position	$122,731	$884	$45,807	$6,831	$168,538	$7,715

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

At September 30, 2012, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2012, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at September 30, 2012. No other-than-temporary impairment losses on equity securities were recorded during the quarter and nine months ended September 30, 2012 ($340 thousand recorded during the quarter and nine months ended September 30, 2011). Management has the intent and ability to hold the investments in equity securities that are at a loss position at September 30, 2012, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized losses associated with “Collateralized mortgage obligations – private label” (“private-label CMO”) are primarily related to securities backed by residential mortgages. In addition to verifying the credit ratings for the private-label CMOs, management analyzed the underlying mortgage loan collateral for these bonds. Various statistics or metrics were reviewed for each private-label CMO, including among others, the weighted average loan-to-value, FICO score, and delinquency and foreclosure rates of the underlying assets in the securities. At September 30, 2012, there were no “sub-prime” securities in the Corporation’s private-label CMOs portfolios. For private-label CMOs with unrealized losses at September 30, 2012, credit impairment was assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows through the current period and then projects the expected cash flows using a number of assumptions, including default rates, loss severity and prepayment rates. Management’s assessment also considered tests using more stressful parameters. Based on the assessments, management concluded that the tranches of the private-label CMOs held by the Corporation were not other-than-temporarily impaired at September 30, 2012, thus management expects to recover the amortized cost basis of the securities.

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

	September 30, 2012		December 31, 2011
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,372,644	$1,412,195	$1,049,315	$1,089,069
FHLB	528,814	540,766	553,940	578,617
Freddie Mac	1,257,159	1,281,095	984,270	1,010,669

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At September 30, 2012
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,420	$20	$—	$7,440	2.63%
After 1 to 5 years	11,335	619	—	11,954	5.86
After 5 to 10 years	18,780	1,046	—	19,826	6.03
After 10 years	57,890	698	384	58,204	3.96

Total obligations of Puerto Rico, States and political subdivisions	95,425	2,383	384	97,424	4.49

Collateralized mortgage obligations—federal agencies
After 10 years	147	6	—	153	5.45

Total collateralized mortgage obligations—federal agencies	147	6	—	153	5.45

Other
Within 1 year	250	—	—	250	1.05
After 1 to 5 years	26,250	25	—	26,275	3.41

Total other	26,500	25	—	26,525	3.39

Total investment securities held-to-maturity	$122,072	$2,414	$384	$124,102	4.25%

	At December 31, 2011
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$7,275	$6	$—	$7,281	2.24%
After 1 to 5 years	11,174	430	—	11,604	5.80
After 5 to 10 years	18,512	266	90	18,688	5.99
After 10 years	62,012	40	855	61,197	4.11

Total obligations of Puerto Rico, States and political subdivisions	98,973	742	945	98,770	4.51

Collateralized mortgage obligations—private label
After 10 years	160	—	9	151	5.45

Total collateralized mortgage obligations—private label	160	—	9	151	5.45

Other
After 1 to 5 years	26,250	83	—	26,333	3.41

Total other	26,250	83	—	26,333	3.41

Total investment securities held-to-maturity	$125,383	$825	$954	$125,254	4.28%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	At September 30, 2012
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$—	$—	$19,161	$384	$19,161	$384

Total investment securities held-to-maturity in an unrealized loss position	$—	$—	$19,161	$384	$19,161	$384

	At December 31, 2011
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$10,323	$92	$31,062	$853	$41,385	$945
Collateralized mortgage obligations—private label	—	—	151	9	151	9

Total investment securities held-to-maturity in an unrealized loss position	$10,323	$92	$31,213	$862	$41,536	$954

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2012 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The decline in fair value at September 30, 2012 was attributable to changes in interest rates and not credit quality, thus no other-than-temporary decline in value was necessary to be recorded in these held-to-maturity securities at September 30, 2012. At September 30, 2012, the Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at September 30, 2012 and December 31, 2011.

	Non-covered loans	Non-covered loans
(In thousands)	HIP at September 30, 2012	HIP at December 31, 2011
Commercial multi-family	$932,434	$808,933
Commercial real estate non-owner occupied	2,643,533	2,665,499
Commercial real estate owner occupied	2,640,074	2,817,266
Commercial and industrial	3,412,590	3,681,629
Construction	258,453	239,939
Mortgage	6,022,422	5,518,460
Leasing	538,014	548,706
Legacy[2]	465,848	648,409
Consumer:
Credit cards	1,195,413	1,230,029
Home equity lines of credit	506,206	557,894
Personal	1,357,441	1,130,593
Auto	546,481	518,476
Other	234,944	236,763

Total loans held-in-portfolio[1]	$20,753,853	$20,602,596

[1]	Non-covered loans held-in-portfolio at September 30, 2012 are net of $97 million in unearned income and exclude $337 million in loans held-for-sale. (December 31, 2011 - $101 million in unearned income and $363 million in loans held-for-sale.)
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The following table presents the composition of covered loans at September 30, 2012 and December 31, 2011.

	Covered loans at	Covered loans at
(In thousands)	September 30, 2012	December 31, 2011
Commercial real estate	$2,153,790	$2,271,295
Commercial and industrial	170,572	241,447
Construction	393,101	546,826
Mortgage	1,106,851	1,172,954
Consumer	79,553	116,181

Total loans held-in-portfolio	$3,903,867	$4,348,703

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2012 and December 31, 2011 by main categories.

	Non-covered loans
(In thousands)	September 30, 2012	December 31, 2011
Commercial	$17,696	$25,730
Construction	88,030	236,045
Legacy	3,107	468
Mortgage	228,216	100,850

Total	$337,049	$363,093

During the quarter and nine months ended September 30, 2012, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $453 million and $1.1 billion, respectively (September 30, 2011—$177 million and $1.1 billion, respectively). Also, the Corporation recorded purchases of $230 million in consumer loans during the nine months ended September 30, 2012 (September 30, 2011—$130 million). In addition, during the quarter and nine months ended September 30, 2012, the Corporation recorded purchases of construction loans amounting to $0.1 million and $1 million, respectively, and none during 2011. There were no purchases of commercial loans during the quarter and nine months ended September 30, 2012 and 2011.

The Corporation performed whole-loan sales involving approximately $94 million and $238 million of residential mortgage loans during the quarter and nine months ended September 30, 2012, respectively (September 30, 2011- $39 million and $309 million, respectively). Also, the Corporation securitized approximately $ 181 million and $ 576 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2012, respectively (September 30, 2011—$ 194 million and $ 667 million, respectively). Furthermore, the Corporation securitized approximately $ 107 million and $ 238 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2012, respectively (September 30, 2011- $ 42 million and $ 163 million, respectively). Also, the Corporation securitized approximately $ 20 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and nine months ended September 30, 2012. There were no securitizations into FHLMC for the quarter and nine months ended September 30, 2011. The Corporation sold commercial and construction loans with a book value of approximately $9 million and $48 million during the quarter and nine months ended September 30, 2012, respectively (September 30, 2011- $13 million and $27 million, respectively). In addition, during the third quarter of 2011, other construction and commercial loans held-for-sale with a combined book value of $128 million were sold to a joint venture in which the Corporation holds minority interest.

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2012 and December 31, 2011. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At September 30, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$24,031	$—	$17,714	$—	$41,745	$—
Commercial real estate non-owner occupied	72,315	—	87,439	—	159,754	—
Commercial real estate owner occupied	361,955	—	38,789	—	400,744	—
Commercial and industrial	154,480	247	15,494	—	169,974	247
Construction	37,793	—	12,140	—	49,933	—
Mortgage	598,523	354,356	33,529	—	632,052	354,356
Leasing	4,837	—	—	—	4,837	—
Legacy	—	—	48,735	—	48,735	—
Consumer:
Credit cards	—	21,648	483	—	483	21,648
Home equity lines of credit	—	170	10,436	—	10,436	170
Personal	19,982	3	1,671	—	21,653	3
Auto	7,731	—	8	—	7,739	—
Other	2,379	546	36	—	2,415	546

Total[1]	$1,284,026	$376,970	$266,474	$—	$1,550,500	$376,970

[1]	For purposes of this table non-performing loans exclude $ 109 million in non-performing loans held-for-sale.

At December 31, 2011
	Puerto Rico		U.S. mainland		Popular, Inc.
	Non-covered loans
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$15,396	$—	$13,935	$—	$29,331	$—
Commercial real estate non-owner occupied	51,013	—	80,820	—	131,833	—
Commercial real estate owner occupied	385,303	—	59,726	—	445,029	—
Commercial and industrial	179,459	675	44,440	—	223,899	675
Construction	53,859	—	42,427	—	96,286	—
Mortgage	649,279	280,912	37,223	—	686,502	280,912
Leasing	5,642	—	—	—	5,642	—
Legacy	—	—	75,660	—	75,660	—
Consumer:
Credit cards	—	25,748	735	—	735	25,748
Home equity lines of credit	—	157	10,065	—	10,065	157
Personal	19,317	—	1,516	—	20,833	—
Auto	6,830	—	34	—	6,864	—
Other	5,144	468	27	—	5,171	468

Total[1]	$1,371,242	$307,960	$366,608	$—	$1,737,850	$307,960

[1]	For purposes of this table non-performing loans exclude $ 262 million in non-performing loans held-for-sale.

The following tables present loans by past due status at September 30, 2012 and December 31, 2011 for non-covered loans held-in-portfolio (net of unearned income).

September 30, 2012
Puerto Rico
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$427	$—	$24,031	$24,458	$94,829	$119,287
Commercial real estate non-owner occupied	4,694	1,174	72,315	78,183	1,261,421	1,339,604
Commercial real estate owner occupied	23,205	7,032	361,955	392,192	1,708,447	2,100,639
Commercial and industrial	18,513	5,183	154,727	178,423	2,445,862	2,624,285
Construction	1,040	—	37,793	38,833	171,923	210,756
Mortgage	249,917	112,807	952,879	1,315,603	3,603,282	4,918,885
Leasing	6,680	1,739	4,837	13,256	524,758	538,014
Consumer:
Credit cards	15,644	10,174	21,648	47,466	1,133,339	1,180,805
Home equity lines of credit	47	241	170	458	16,788	17,246
Personal	14,467	8,615	19,985	43,067	1,172,033	1,215,100
Auto	25,302	7,319	7,731	40,352	505,170	545,522
Other	4,768	408	2,925	8,101	225,515	233,616

Total	$364,704	$154,692	$1,660,996	$2,180,392	$12,863,367	$15,043,759

September 30, 2012
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$4,778	$1,693	$17,714	$24,185	$788,962	$813,147
Commercial real estate non-owner occupied	21,266	9,387	87,439	118,092	1,185,837	1,303,929
Commercial real estate owner occupied	2,819	—	38,789	41,608	497,827	539,435
Commercial and industrial	5,361	1,986	15,494	22,841	765,464	788,305
Construction	6,317	—	12,140	18,457	29,240	47,697
Mortgage	15,307	13,002	33,529	61,838	1,041,699	1,103,537
Legacy	7,484	6,222	48,735	62,441	403,407	465,848
Consumer:
Credit cards	244	188	483	915	13,693	14,608
Home equity lines of credit	4,024	2,611	10,436	17,071	471,889	488,960
Personal	528	2,578	1,671	4,777	137,564	142,341
Auto	34	1	8	43	916	959
Other	3	13	36	52	1,276	1,328

Total	$68,165	$37,681	$266,474	$372,320	$5,337,774	$5,710,094

September 30, 2012
Popular, Inc.
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$5,205	$1,693	$41,745	$48,643	$883,791	$932,434
Commercial real estate non-owner occupied	25,960	10,561	159,754	196,275	2,447,258	2,643,533
Commercial real estate owner occupied	26,024	7,032	400,744	433,800	2,206,274	2,640,074
Commercial and industrial	23,874	7,169	170,221	201,264	3,211,326	3,412,590
Construction	7,357	—	49,933	57,290	201,163	258,453
Mortgage	265,224	125,809	986,408	1,377,441	4,644,981	6,022,422
Leasing	6,680	1,739	4,837	13,256	524,758	538,014
Legacy	7,484	6,222	48,735	62,441	403,407	465,848
Consumer:
Credit cards	15,888	10,362	22,131	48,381	1,147,032	1,195,413
Home equity lines of credit	4,071	2,852	10,606	17,529	488,677	506,206
Personal	14,995	11,193	21,656	47,844	1,309,597	1,357,441
Auto	25,336	7,320	7,739	40,395	506,086	546,481
Other	4,771	421	2,961	8,153	226,791	234,944

Total	$432,869	$192,373	$1,927,470	$2,552,712	$18,201,141	$20,753,853

December 31, 2011
Puerto Rico
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$435	$121	$15,396	$15,952	$107,164	$123,116
Commercial real estate non-owner occupied	16,584	462	51,013	68,059	1,193,447	1,261,506
Commercial real estate owner occupied	39,578	21,003	385,303	445,884	1,785,542	2,231,426
Commercial and industrial	46,013	17,233	180,134	243,380	2,611,154	2,854,534
Construction	608	21,055	53,859	75,522	85,419	160,941
Mortgage	202,072	98,565	930,191	1,230,828	3,458,655	4,689,483
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Consumer:
Credit cards	14,507	11,479	25,748	51,734	1,164,086	1,215,820
Home equity lines of credit	155	395	157	707	19,344	20,051
Personal	17,583	10,434	19,317	47,334	935,854	983,188
Auto	22,677	5,883	6,830	35,390	480,874	516,264
Other	1,740	1,442	5,612	8,794	226,310	235,104

Total	$369,879	$190,373	$1,679,202	$2,239,454	$12,600,685	$14,840,139

December 31, 2011
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$14,582	$—	$13,935	$28,517	$657,300	$685,817
Commercial real estate non-owner occupied	15,794	3,168	80,820	99,782	1,304,211	1,403,993
Commercial real estate owner occupied	14,004	449	59,726	74,179	511,661	585,840
Commercial and industrial	22,545	3,791	44,440	70,776	756,319	827,095
Construction	—	—	42,427	42,427	36,571	78,998
Mortgage	30,594	13,190	37,223	81,007	747,970	828,977
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	314	229	735	1,278	12,931	14,209
Home equity lines of credit	7,090	3,587	10,065	20,742	517,101	537,843
Personal	3,574	2,107	1,516	7,197	140,208	147,405
Auto	106	37	34	177	2,035	2,212
Other	29	10	27	66	1,593	1,659

Total	$139,344	$34,104	$366,608	$540,056	$5,222,401	$5,762,457

December 31, 2011
Popular, Inc.
Non-covered loans
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$15,017	$121	$29,331	$44,469	$764,464	$808,933
Commercial real estate non-owner occupied	32,378	3,630	131,833	167,841	2,497,658	2,665,499
Commercial real estate owner occupied	53,582	21,452	445,029	520,063	2,297,203	2,817,266
Commercial and industrial	68,558	21,024	224,574	314,156	3,367,473	3,681,629
Construction	608	21,055	96,286	117,949	121,990	239,939
Mortgage	232,666	111,755	967,414	1,311,835	4,206,625	5,518,460
Leasing	7,927	2,301	5,642	15,870	532,836	548,706
Legacy	30,712	7,536	75,660	113,908	534,501	648,409
Consumer:
Credit cards	14,821	11,708	26,483	53,012	1,177,017	1,230,029
Home equity lines of credit	7,245	3,982	10,222	21,449	536,445	557,894
Personal	21,157	12,541	20,833	54,531	1,076,062	1,130,593
Auto	22,783	5,920	6,864	35,567	482,909	518,476
Other	1,769	1,452	5,639	8,860	227,903	236,763

Total	$509,223	$224,477	$2,045,810	$2,779,510	$17,823,086	$20,602,596

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2012 and December 31, 2011 by main categories.

	Non-covered loans HFS
(In thousands)	September 30, 2012	December 31, 2011
Commercial	$17,695	$25,730
Construction	88,031	236,045
Legacy	3,107	468
Mortgage	53	59

Total	$108,886	$262,302

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Covered loans		Covered loans
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$22,891	$—	$14,241	$125
Commercial and industrial	51,080	1,155	63,858	1,392
Construction	5,956	—	4,598	5,677
Mortgage	2,134	—	423	113
Consumer	660	324	516	377

Total[1]	$82,721	$1,479	$83,636	$7,684

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at September 30, 2012 and December 31, 2011 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2012
Covered loans
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$24,365	$114,519	$491,418	$630,302	$1,523,488	$2,153,790
Commercial and industrial	2,736	1,728	63,356	67,820	102,752	170,572
Construction	809	—	318,051	318,860	74,241	393,101
Mortgage	27,195	17,506	191,011	235,712	871,139	1,106,851
Consumer	1,669	2,022	11,522	15,213	64,340	79,553

Total covered loans	$56,774	$135,775	$1,075,358	$1,267,907	$2,635,960	$3,903,867

December 31, 2011
Covered loans
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$35,286	$25,273	$519,222	$579,781	$1,691,514	$2,271,295
Commercial and industrial	4,438	1,390	99,555	105,383	136,064	241,447
Construction	997	625	434,661	436,283	110,543	546,826
Mortgage	32,371	28,238	196,541	257,150	915,804	1,172,954
Consumer	2,913	3,289	15,551	21,753	94,428	116,181

Total covered loans	$76,005	$58,815	$1,265,530	$1,400,350	$2,948,353	$4,348,703

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	September 30, 2012			December 31, 2011
	Covered loans ASC 310-30
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,833,800	$194,023	$2,027,823	$1,920,141	$215,560	$2,135,701
Commercial and industrial	54,753	5,626	60,379	85,859	4,621	90,480
Construction	186,942	194,855	381,797	279,561	260,208	539,769
Mortgage	1,019,667	69,603	1,089,270	1,065,842	102,027	1,167,869
Consumer	61,752	6,188	67,940	95,048	7,604	102,652

Carrying amount	3,156,914	470,295	3,627,209	3,446,451	590,020	4,036,471
Allowance for loan losses	(64,015)	(39,532)	(103,547)	(62,951)	(20,526)	(83,477)

Carrying amount, net of allowance	$3,092,899	$430,763	$3,523,662	$3,383,500	$569,494	$3,952,994

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $5.1 billion at September 30, 2012 (December 31, 2011—$6.0 billion). At September 30, 2012, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended September 30, 2012 and 2011, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
For the quarters ended
	September 30, 2012			September 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,550,959	$23,891	$1,574,850	$1,546,233	$70,686	$1,616,919
Accretion	(61,540)	(4,628)	(66,168)	(66,808)	(29,610)	(96,418)
Change in expected cash flows	(29,029)	(8,771)	(37,800)	(26,964)	3,028	(23,936)

Ending balance	$1,460,390	$10,492	$1,470,882	$1,452,461	$44,104	$1,496,565

	Accretable yield
	For the nine months ended
	September 30, 2012			September 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,428,764	$41,495	$1,470,259	$1,307,927	$23,181	$1,331,108
Accretion	(191,989)	(17,504)	(209,493)	(203,683)	(65,852)	(269,535)
Change in expected cash flows	223,615	(13,499)	210,116	348,217	86,775	434,992

Ending balance	$1,460,390	$10,492	$1,470,882	$1,452,461	$44,104	$1,496,565

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2012			September 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,244,957	$484,532	$3,729,489	$3,588,002	$628,806	$4,216,808
Accretion	61,540	4,628	66,168	66,808	29,610	96,418
Collections	(149,583)	(18,865)	(168,448)	(164,904)	(8,963)	(173,867)

Ending balance	$3,156,914	$470,295	$3,627,209	$3,489,906	$649,453	$4,139,359
Allowance for loan losses
ASC 310-30 covered loans	(64,015)	(39,532)	(103,547)	(49,386)	(13,060)	(62,446)

	$3,092,899	$430,763	$3,523,662	$3,440,520	$636,393	$4,076,913

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2012			September 30, 2011
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,446,451	$590,020	$4,036,471	$3,894,379	$645,549	$4,539,928
Accretion	191,989	17,504	209,493	203,683	65,852	269,535
Collections	(481,526)	(137,229)	(618,755)	(608,156)	(61,948)	(670,104)

Ending balance	$3,156,914	$470,295	$3,627,209	$3,489,906	$649,453	$4,139,359
Allowance for loan losses
ASC 310-30 covered loans	(64,015)	(39,532)	(103,547)	(49,386)	(13,060)	(62,446)

	$3,092,899	$430,763	$3,523,662	$3,440,520	$636,393	$4,076,913

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.3 billion at September 30, 2012 (September 30, 2011—$0.4 billion).

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

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Historical net loss rates (including losses from impaired loans) by loan type and by legal entity adjusted for recent net charge-off trends and environmental factors. The base net loss rates are based on the moving average of annualized net charge-offs computed over a 36-month historical loss window for the commercial, construction and legacy loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios.

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarters and nine months ended September 30, 2012 and 2011.

For the quarter ended September 30, 2012
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557
Provision (reversal of provision)	34,597	(592)	17,182	(111)	18,662	69,738
Charge-offs	(47,572)	(1,733)	(12,468)	(1,292)	(29,307)	(92,372)
Recoveries	10,553	2,260	37	1,027	7,454	21,331

Ending balance	$201,424	$7,399	$125,090	$2,581	$108,760	$445,254

For the quarter ended September 30, 2012
Puerto Rico—Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495
Provision (reversal of provision)	11,041	11,078	2,005	—	(1,505)	22,619
Charge-offs	(7,013)	(7,483)	(736)	—	(9)	(15,241)
Recoveries	—	—	—	—	—	—

Ending balance	$79,620	$27,223	$12,886	$—	$5,144	$124,873

For the quarter ended September 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978
Provision (reversal of provision)	1,311	59	3,800	(188)	8,869	13,851
Charge-offs	(15,809)	—	(3,757)	(8,502)	(8,642)	(36,710)
Recoveries	6,198	—	216	4,550	996	11,960
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	(34)

Ending balance	$84,584	$1,737	$29,742	$39,871	$35,111	$191,045

For the quarter ended September 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030
Provision (reversal of provision)	46,949	10,545	22,987	(188)	(111)	26,026	106,208
Charge-offs	(70,394)	(9,216)	(16,961)	(8,502)	(1,292)	(37,958)	(144,323)
Recoveries	16,751	2,260	253	4,550	1,027	8,450	33,291
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	—	(34)

Ending balance	$365,628	$36,359	$167,718	$39,871	$2,581	$149,015	$761,172

For the nine months ended September 30, 2012
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision (reversal of provision)	49,070	1,636	92,235	(1,643)	62,673	203,971
Charge-offs	(134,339)	(3,046)	(41,438)	(3,418)	(92,020)	(274,261)
Recoveries	31,240	2,959	1,971	2,991	22,981	62,142

Ending balance	$201,424	$7,399	$125,090	$2,581	$108,760	$445,254

For the nine months ended September 30, 2012
Puerto Rico—Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision	30,915	29,722	12,600	—	5,047	78,284
Charge-offs	(45,767)	(22,934)	(5,024)	—	(4,631)	(78,356)
Recoveries	—	—	—	—	—	—

Ending balance	$79,620	$27,223	$12,886	$—	$5,144	$124,873

For the nine months ended September 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	8,249	(732)	11,943	6,612	17,803	43,875
Charge-offs	(53,180)	(1,396)	(12,763)	(28,168)	(30,883)	(126,390)
Recoveries	15,570	1,234	623	15,199	4,007	36,633
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	(34)

Ending balance	$84,584	$1,737	$29,742	$39,871	$35,111	$191,045

For the nine months ended September 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	88,234	30,626	116,778	6,612	(1,643)	85,523	326,130
Charge-offs	(233,286)	(27,376)	(59,225)	(28,168)	(3,418)	(127,534)	(479,007)
Recoveries	46,810	4,193	2,594	15,199	2,991	26,988	98,775
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	—	(34)

Ending balance	$365,628	$36,359	$167,718	$39,871	$2,581	$149,015	$761,172

For the quarter ended September 30, 2011
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$227,133	$7,073	$55,140	$5,045	$120,512	$414,903
Provision (reversal of provision)	89,830	(2,147)	17,850	(740)	26,267	131,060
Charge-offs	(65,800)	(1,696)	(8,557)	(1,096)	(30,378)	(107,527)
Recoveries	7,290	1,777	997	695	7,101	17,860
Net (write-down) recovery related to loans transferred to LHFS	(12,706)	—	—	—	—	(12,706)

Ending balance	$245,747	$5,007	$65,430	$3,904	$123,502	$443,590

For the quarter ended September 30, 2011
Puerto Rico—Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$47,829	$9,291	$35	$—	$14	$57,169
Provision (reversal of provision)	16,923	(865)	2,325	—	7,188	25,571
Charge-offs	(1,277)	—	(65)	—	(2,479)	(3,821)
Recoveries	—	1,500	—	—	—	1,500

Ending balance	$63,475	$9,926	$2,295	$—	$4,723	$80,419

For the quarter ended September 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$116,812	$7,712	$22,832	$73,545	$53,874	$274,775
Provision (reversal of provision)	(920)	(984)	13,706	888	6,955	19,645
Charge-offs	(26,916)	(1,535)	(6,244)	(16,160)	(14,433)	(65,288)
Recoveries	9,801	949	158	7,280	1,592	19,780

Ending balance	$98,777	$6,142	$30,452	$65,553	$47,988	$248,912

For the quarter ended September 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$391,774	$24,076	$78,007	$73,545	$5,045	$174,400	$746,847
Provision (reversal of provision)	105,833	(3,996)	33,881	888	(740)	40,410	176,276
Charge-offs	(93,993)	(3,231)	(14,866)	(16,160)	(1,096)	(47,290)	(176,636)
Recoveries	17,091	4,226	1,155	7,280	695	8,693	39,140
Net (write-down) recovery related to loans transferred to LHFS	(12,706)	—	—	—	—	—	(12,706)

Ending balance	$407,999	$21,075	$98,177	$65,553	$3,904	$176,213	$772,921

For the nine months ended September 30, 2011
Puerto Rico—Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$256,643	$16,074	$42,029	$7,154	$133,531	$455,431
Provision (reversal of provision)	148,770	(9,072)	45,789	(1,038)	69,025	253,474
Charge-offs	(168,858)	(11,732)	(23,927)	(4,552)	(99,998)	(309,067)
Recoveries	21,898	9,737	1,539	2,340	20,944	56,458
Net (write-down) recovery related to loans transferred to LHFS	(12,706)	—	—	—	—	(12,706)

Ending balance	$245,747	$5,007	$65,430	$3,904	$123,502	$443,590

For the nine months ended September 30, 2011
Puerto Rico—Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Provision (reversal of provision)	66,723	12,772	2,360	—	7,880	89,735
Charge-offs	(3,248)	(4,346)	(65)	—	(3,157)	(10,816)
Recoveries	—	1,500	—	—	—	1,500

Ending balance	$63,475	$9,926	$2,295	$—	$4,723	$80,419

For the nine months ended September 30, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$143,281	$23,711	$28,839	$76,405	$65,558	$337,794
Provision (reversal of provision)	8,950	(15,727)	(1,508)	35,648	25,340	52,703
Charge-offs	(72,554)	(3,169)	(12,598)	(63,774)	(47,608)	(199,703)
Recoveries	19,100	1,327	1,912	17,274	4,698	44,311
Net (write-down) recovery related to loans transferred to LHFS	—	—	13,807	—	—	13,807

Ending balance	$98,777	$6,142	$30,452	$65,553	$47,988	$248,912

For the nine months ended September 30, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$399,924	$39,785	$70,868	$76,405	$7,154	$199,089	$793,225
Provision (reversal of provision)	224,443	(12,027)	46,641	35,648	(1,038)	102,245	395,912
Charge-offs	(244,660)	(19,247)	(36,590)	(63,774)	(4,552)	(150,763)	(519,586)
Recoveries	40,998	12,564	3,451	17,274	2,340	25,642	102,269
Net (write-down) recovery related to loans transferred to LHFS	(12,706)	—	13,807	—	—	—	1,101

Ending balance	$407,999	$21,075	$98,177	$65,553	$3,904	$176,213	$772,921

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$93,971	$48,257	$83,477	$—
Provision for loan losses	17,881	15,920	57,472	68,602
Net charge-offs	(8,305)	(1,731)	(37,402)	(6,156)

Balance at end of period	$103,547	$62,446	$103,547	$62,446

The following tables present information at September 30, 2012 and December 31, 2011 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At September 30, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$21,246	$191	$47,523	$978	$21,070	$91,008
General ALLL non-covered loans	180,178	7,208	77,567	1,603	87,690	354,246

ALLL—non-covered loans	201,424	7,399	125,090	2,581	108,760	445,254

Specific ALLL covered loans	15,294	—	—	—	—	15,294
General ALLL covered loans	64,326	27,223	12,886	—	5,144	109,579

ALLL—covered loans	79,620	27,223	12,886	—	5,144	124,873

Total ALLL	$281,044	$34,622	$137,976	$2,581	$113,904	$570,127

Loans held-in-portfolio:
Impaired non-covered loans	$404,375	$35,757	$506,723	$4,933	$132,472	$1,084,260
Non-covered loans held-in-portfolio excluding impaired loans	5,779,440	174,999	4,412,162	533,081	3,059,817	13,959,499

Non-covered loans held-in-portfolio	6,183,815	210,756	4,918,885	538,014	3,192,289	15,043,759

Impaired covered loans	120,510	—	—	—	—	120,510
Covered loans held-in-portfolio excluding impaired loans	2,203,852	393,101	1,106,851	—	79,553	3,783,357

Covered loans held-in-portfolio	2,324,362	393,101	1,106,851	—	79,553	3,903,867

Total loans held-in-portfolio	$8,508,177	$603,857	$6,025,736	$538,014	$3,271,842	$18,947,626

At September 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$993	$—	$15,300	$—	$123	$16,416
General ALLL	83,591	1,737	14,442	39,871	34,988	174,629

Total ALLL	$84,584	$1,737	$29,742	$39,871	$35,111	$191,045

Loans held-in-portfolio:
Impaired loans	$92,849	$12,140	$53,718	$24,276	$2,732	$185,715
Loans held-in-portfolio, excluding impaired loans	3,351,967	35,557	1,049,819	441,572	645,464	5,524,379

Total loans held-in-portfolio	$3,444,816	$47,697	$1,103,537	$465,848	$648,196	$5,710,094

At September 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$22,239	$191	$62,823	$—	$978	$21,193	$107,424
General ALLL non-covered loans	263,769	8,945	92,009	39,871	1,603	122,678	528,875

ALLL—non-covered loans	286,008	9,136	154,832	39,871	2,581	143,871	636,299

Specific ALLL covered loans	15,294	—	—	—	—	—	15,294
General ALLL covered loans	64,326	27,223	12,886	—	—	5,144	109,579

ALLL—covered loans	79,620	27,223	12,886	—	—	5,144	124,873

Total ALLL	$365,628	$36,359	$167,718	$39,871	$2,581	$149,015	$761,172

Loans held-in-portfolio:
Impaired non-covered loans	$497,224	$47,897	$560,441	$24,276	$4,933	$135,204	$1,269,975
Non-covered loans held-in-portfolio excluding impaired loans	9,131,407	210,556	5,461,981	441,572	533,081	3,705,281	19,483,878

Non-covered loans held-in-portfolio	9,628,631	258,453	6,022,422	465,848	538,014	3,840,485	20,753,853

Impaired covered loans	120,510	—	—	—	—	—	120,510
Covered loans held-in-portfolio excluding impaired loans	2,203,852	393,101	1,106,851	—	—	79,553	3,783,357

Covered loans held-in-portfolio	2,324,362	393,101	1,106,851	—	—	79,553	3,903,867

Total loans held-in-portfolio	$11,952,993	$651,554	$7,129,273	$465,848	$538,014	$3,920,038	$24,657,720

At December 31, 2011
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$10,407	$289	$14,944	$793	$16,915	$43,348
General ALLL non-covered loans	245,046	5,561	57,378	3,858	98,211	410,054

ALLL—non-covered loans	255,453	5,850	72,322	4,651	115,126	453,402

Specific ALLL covered loans	27,086	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	4,728	97,859

ALLL—covered loans	94,472	20,435	5,310	—	4,728	124,945

Total ALLL	$349,925	$26,285	$77,632	$4,651	$119,854	$578,347

Loans held-in-portfolio:
Impaired non-covered loans	$403,089	$49,747	$333,346	$6,104	$137,582	$929,868
Non-covered loans held-in-portfolio excluding impaired loans	6,067,493	111,194	4,356,137	542,602	2,832,845	13,910,271

Non-covered loans held-in-portfolio	6,470,582	160,941	4,689,483	548,706	2,970,427	14,840,139

Impaired covered loans	76,798	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	116,181	4,348,703

Total loans held-in-portfolio	$8,983,324	$707,767	$5,862,437	$548,706	$3,086,608	$19,188,842

At December 31, 2011
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$1,331	$—	$14,119	$57	$131	$15,638
General ALLL	112,648	2,631	15,820	46,171	44,053	221,323

Total ALLL	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961

Loans held-in-portfolio:
Impaired loans	$153,240	$41,963	$49,534	$48,890	$2,526	$296,153
Loans held-in-portfolio, excluding impaired loans	3,349,505	37,035	779,443	599,519	700,802	5,466,304

Total loans held-in-portfolio	$3,502,745	$78,998	$828,977	$648,409	$703,328	$5,762,457

At December 31, 2011
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$11,738	$289	$29,063	$57	$793	$17,046	$58,986
General ALLL non-covered loans	357,694	8,192	73,198	46,171	3,858	142,264	631,377

ALLL—non-covered loans	369,432	8,481	102,261	46,228	4,651	159,310	690,363

Specific ALLL covered loans	27,086	—	—	—	—	—	27,086
General ALLL covered loans	67,386	20,435	5,310	—	—	4,728	97,859

ALLL—covered loans	94,472	20,435	5,310	—	—	4,728	124,945

Total ALLL	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308

Loans held-in-portfolio:
Impaired non-covered loans	$556,329	$91,710	$382,880	$48,890	$6,104	$140,108	$1,226,021
Non-covered loans held-in-portfolio excluding impaired loans	9,416,998	148,229	5,135,580	599,519	542,602	3,533,647	19,376,575

Non-covered loans held-in-portfolio	9,973,327	239,939	5,518,460	648,409	548,706	3,673,755	20,602,596

Impaired covered loans	76,798	—	—	—	—	—	76,798
Covered loans held-in-portfolio excluding impaired loans	2,435,944	546,826	1,172,954	—	—	116,181	4,271,905

Covered loans held-in-portfolio	2,512,742	546,826	1,172,954	—	—	116,181	4,348,703

Total loans held-in-portfolio	$12,486,069	$786,765	$6,691,414	$648,409	$548,706	$3,789,936	$24,951,299

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2012 and December 31, 2011.

September 30, 2012
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$20,725	$25,528	$20,725	$25,528	$—
Commercial real estate non-owner occupied	10,058	12,477	1,122	59,469	64,736	69,527	77,213	1,122
Commercial real estate owner occupied	61,792	83,318	12,650	135,006	176,760	196,798	260,078	12,650
Commercial and industrial	34,322	43,751	7,474	83,003	112,891	117,325	156,642	7,474
Construction	1,617	2,712	191	34,140	69,048	35,757	71,760	191
Mortgage	469,786	486,509	47,523	36,937	39,418	506,723	525,927	47,523
Leasing	4,933	4,933	978	—	—	4,933	4,933	978
Consumer:
Credit cards	39,347	39,347	1,674	—	—	39,347	39,347	1,674
Personal	92,379	92,379	19,348	—	—	92,379	92,379	19,348
Auto	333	333	34	—	—	333	333	34
Other	413	413	14	—	—	413	413	14
Covered loans	61,084	61,084	15,294	59,426	59,426	120,510	120,510	15,294

Total Puerto Rico	$776,064	$827,256	$106,302	$428,706	$547,807	$1,204,770	$1,375,063	$106,302

September 30, 2012
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$5,967	$8,937	$5,967	$8,937	$—
Commercial real estate non-owner occupied	1,916	1,916	993	54,265	80,169	56,181	82,085	993
Commercial real estate owner occupied	—	—	—	24,679	30,630	24,679	30,630	—
Commercial and industrial	—	—	—	6,022	7,990	6,022	7,990	—
Construction	—	—	—	12,140	14,080	12,140	14,080	—
Mortgage	48,707	49,432	15,300	5,011	5,044	53,718	54,476	15,300
Legacy	—	—	—	24,276	37,968	24,276	37,968	—
Consumer:
Helocs	202	202	13	—	—	202	202	13
Auto	91	91	9	—	—	91	91	9
Other	2,439	2,439	101	—	—	2,439	2,439	101

Total U.S. mainland	$53,355	$54,080	$16,416	$132,360	$184,818	$185,715	$238,898	$16,416

September 30, 2012
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$26,692	$34,465	$26,692	$34,465	$—
Commercial real estate non-owner occupied	11,974	14,393	2,115	113,734	144,905	125,708	159,298	2,115
Commercial real estate owner occupied	61,792	83,318	12,650	159,685	207,390	221,477	290,708	12,650
Commercial and industrial	34,322	43,751	7,474	89,025	120,881	123,347	164,632	7,474
Construction	1,617	2,712	191	46,280	83,128	47,897	85,840	191
Mortgage	518,493	535,941	62,823	41,948	44,462	560,441	580,403	62,823
Legacy	—	—	—	24,276	37,968	24,276	37,968	—
Leasing	4,933	4,933	978	—	—	4,933	4,933	978
Consumer:
Credit cards	39,347	39,347	1,674	—	—	39,347	39,347	1,674
Helocs	202	202	13	—	—	202	202	13
Personal	92,379	92,379	19,348	—	—	92,379	92,379	19,348
Auto	424	424	43	—	—	424	424	43
Other	2,852	2,852	115	—	—	2,852	2,852	115
Covered loans	61,084	61,084	15,294	59,426	59,426	120,510	120,510	15,294

Total Popular, Inc.	$829,419	$881,336	$122,718	$561,066	$732,625	$1,390,485	$1,613,961	$122,718

December 31, 2011
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$10,463	$10,463	$575	$12,206	$21,312	$22,669	$31,775	$575
Commercial real estate non-owner occupied	5,909	7,006	836	45,517	47,439	51,426	54,445	836
Commercial real estate owner occupied	37,534	46,806	2,757	165,745	215,288	203,279	262,094	2,757
Commercial and industrial	42,294	55,180	6,239	83,421	108,224	125,715	163,404	6,239
Construction	1,672	2,369	289	48,075	101,042	49,747	103,411	289
Mortgage	333,346	336,682	14,944	—	—	333,346	336,682	14,944
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer:
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Other	4,948	4,948	649	—	—	4,948	4,948	649
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Puerto Rico	$650,702	$677,990	$70,434	$355,964	$494,305	$1,006,666	$1,172,295	$70,434

December 31, 2011
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$8,655	$12,403	$8,655	$12,403	$—
Commercial real estate non-owner occupied	1,306	1,306	214	61,111	83,938	62,417	85,244	214
Commercial real estate owner occupied	1,239	1,239	455	46,403	56,229	47,642	57,468	455
Commercial and industrial	7,390	7,390	662	27,136	29,870	34,526	37,260	662
Construction	—	—	—	41,963	44,751	41,963	44,751	—
Mortgage	39,570	39,899	14,119	9,964	9,964	49,534	49,863	14,119
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Consumer:
Auto	93	93	6	—	—	93	93	6
Other	2,433	2,433	125	—	—	2,433	2,433	125

Total U.S. mainland	$58,044	$58,373	$15,638	$238,109	$306,376	$296,153	$364,749	$15,638

December 31, 2011
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$10,463	$10,463	$575	$20,861	$33,715	$31,324	$44,178	$575
Commercial real estate non-owner occupied	7,215	8,312	1,050	106,628	131,377	113,843	139,689	1,050
Commercial real estate owner occupied	38,773	48,045	3,212	212,148	271,517	250,921	319,562	3,212
Commercial and industrial	49,684	62,570	6,901	110,557	138,094	160,241	200,664	6,901
Construction	1,672	2,369	289	90,038	145,793	91,710	148,162	289
Mortgage	372,916	376,581	29,063	9,964	9,964	382,880	386,545	29,063
Legacy	6,013	6,013	57	42,877	69,221	48,890	75,234	57
Leasing	6,104	6,104	793	—	—	6,104	6,104	793
Consumer:
Credit cards	38,874	38,874	2,151	—	—	38,874	38,874	2,151
Personal	93,760	93,760	14,115	—	—	93,760	93,760	14,115
Auto	93	93	6	—	—	93	93	6
Other	7,381	7,381	774	—	—	7,381	7,381	774
Covered loans	75,798	75,798	27,086	1,000	1,000	76,798	76,798	27,086

Total Popular, Inc.	$708,746	$736,363	$86,072	$594,073	$800,681	$1,302,819	$1,537,044	$86,072

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2012 and 2011.

For the quarter ended September 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$14,446	$—	$8,522	$—	$22,968	$—
Commercial real estate non-owner occupied	64,968	240	59,932	151	124,900	391
Commercial real estate owner occupied	194,126	597	26,302	81	220,428	678
Commercial and industrial	117,979	499	9,855	—	127,834	499
Construction	42,380	98	12,072	—	54,452	98
Mortgage	482,041	6,911	53,509	515	535,550	7,426
Legacy	—	—	26,783	14	26,783	14
Leasing	5,231	—	—	—	5,231	—
Consumer:
Credit cards	38,718	—	—	—	38,718	—
Helocs	—	—	101	—	101	—
Personal	91,030	—	—	—	91,030	—
Auto	252	—	92	—	344	—
Other	1,984	—	2,355	—	4,339	—
Covered loans	98,603	949	—	—	98,603	949

Total Popular, Inc.	$1,151,758	$9,294	$199,523	$761	$1,351,281	$10,055

For the quarter ended September 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$9,399	$—	$4,349	$—	$13,748	$—
Commercial real estate non-owner occupied	50,687	283	78,724	71	129,411	354
Commercial real estate owner occupied	193,918	694	22,490	23	216,408	717
Commercial and industrial	108,533	288	20,009	3	128,542	291
Construction	63,818	—	58,233	—	122,051	—
Mortgage	239,026	2,974	20,826	391	259,852	3,365
Legacy	—	—	83,065	154	83,065	154
Leasing	3,284	—	—	—	3,284	—
Consumer:
Credit cards	20,622	—	—	—	20,622	—
Helocs	—	—	947	—	947	—
Personal	50,282	—	—	—	50,282	—
Auto	32	—	—	—	32	—
Other	283	—	1,361	—	1,644	—
Covered loans	3,151	76	—	—	3,151	76

Total Popular, Inc.	$743,035	$4,315	$290,004	$642	$1,033,039	$4,957

For the nine months ended September 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$15,083	$—	$9,354	$101	$24,437	$101
Commercial real estate non-owner occupied	60,972	597	61,907	965	122,879	1,562
Commercial real estate owner occupied	197,938	1,370	35,453	81	233,391	1,451
Commercial and industrial	123,062	1,119	21,416	37	144,478	1,156
Construction	46,383	205	19,808	—	66,191	205
Mortgage	423,571	18,751	52,613	1,492	476,184	20,243
Legacy	—	—	37,547	79	37,547	79
Leasing	5,494	—	—	—	5,494	—
Consumer:
Credit cards	38,839	—	—	—	38,839	—
Helocs	—	—	51	—	51	—
Personal	91,966	—	—	—	91,966	—
Auto	126	—	69	—	195	—
Other	3,394	—	2,399	—	5,793	—
Covered loans	89,965	2,849	—	—	89,965	2,849

Total Popular, Inc.	$1,096,793	$24,891	$240,617	$2,755	$1,337,410	$27,646

For the nine months ended September 30, 2011
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$12,071	$—	$5,165	$—	$17,236	$—
Commercial real estate non-owner occupied	39,115	672	85,654	406	124,769	1,078
Commercial real estate owner occupied	188,945	1,599	18,508	221	207,453	1,820
Commercial and industrial	100,052	866	15,209	214	115,261	1,080
Construction	62,485	49	87,577	124	150,062	173
Mortgage	185,270	6,980	11,715	620	196,985	7,600
Legacy	—	—	70,634	186	70,634	186
Leasing	1,642	—	—	—	1,642	—
Consumer:
Credit cards	10,311	—	—	—	10,311	—
Helocs	—	—	473	—	473	—
Personal	25,141	—	—	—	25,141	—
Auto	16	—	—	—	16	—
Other	142	—	681	—	823	—
Covered loans	1,575	76	—	—	1,575	76

Total Popular, Inc.	$626,765	$10,242	$295,616	$1,771	$922,381	$12,013

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $1.0 billion at September 30, 2012 (December 31, 2011—$881 million). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $21 thousand related to the construction loan portfolio and $3 million related to the commercial loan portfolio at September 30, 2012 (December 31, 2011—$152 thousand and $3 million, respectively).

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

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarter and nine months ended September 30, 2012 and 2011.

Puerto Rico
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	—	—	—	5	4	—	—
Commercial real estate owner occupied	1	5	—	—	7	20	—	—
Commercial and industrial	1	8	—	—	27	61	—	—
Construction	7	—	—	—	8	1	—	—
Mortgage	272	42	406	40	433	125	1,200	150
Leasing	—	16	—	—	—	49	28	—
Consumer:
Credit cards	311	—	—	268	1,268	—	—	942
Personal	231	4	—	—	901	25	—	—
Auto	—	2	1	—	—	3	3	—
Other	14	—	—	—	39	—	—	—

Total	839	77	407	308	2,688	288	1,231	1,092

U.S. Mainland
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	2	—	—	1	2	—	1
Commercial real estate owner occupied	—	—	—	1	—	—	—	1
Construction	—	—	—	—	—	—	—	1
Mortgage	1	1	16	—	4	1	64	—
Legacy	—	—	—	—	1	—	—	2
Consumer:
HELOCs	1	—	1	—	1	—	2	—

Total	2	3	17	1	7	3	66	5

Popular, Inc.
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	2	—	—	6	6	—	1
Commercial real estate owner occupied	1	5	—	1	7	20	—	1
Commercial and industrial	1	8	—	—	27	61	—	—
Construction	7	—	—	—	8	1	—	1
Mortgage	273	43	422	40	437	126	1,264	150
Legacy	—	—	—	—	1	—	—	2
Leasing	—	16	—	—	—	49	28	—
Consumer:
Credit cards	311	—	—	268	1,268	—	—	942
HELOCs	1	—	1	—	1	—	2	—
Personal	231	4	—	—	901	25	—	—
Auto	—	2	1	—	—	3	3	—
Other	14	—	—	—	39	—	—	—

Total	841	80	424	309	2,695	291	1,297	1,097

Puerto Rico
	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	1	—	—	—
Commercial real estate non-owner occupied	1	—	—	—	5	2	—	—
Commercial real estate owner occupied	16	3	—	—	48	4	—	—
Commercial and industrial	21	11	—	—	83	16	—	—
Construction	1	—	—	—	2	—	—	—
Mortgage	9	106	366	13	35	340	1,220	36
Leasing	—	41	5	—	—	136	16	—
Consumer:
Credit cards	420	—	—	358	1,149	—	—	959
Personal	607	28	—	—	1,775	52	—	—
Auto	—	—	2	—	—	—	7	—
Other	21	—	—	—	50	—	—	—

Total	1,096	189	373	371	3,148	550	1,243	995

U.S. Mainland
	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	1	—	—	—	1
Commercial real estate owner occupied	—	—	—	—	—	—	—	2
Commercial and industrial	—	—	—	—	—	1	—	1
Construction	—	—	—	1	—	—	—	4
Mortgage	13	3	183	3	14	4	254	3
Legacy	—	—	—	—	—	—	—	4
Consumer:
Other	—	—	1	—	—	—	1	—

Total	13	3	184	5	14	5	255	15

Popular, Inc.
	For the quarter ended September 30, 2011				For the nine months ended September 30, 2011
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial multi-family	—	—	—	—	1	—	—	—
Commercial real estate non-owner occupied	1	—	—	1	5	2	—	1
Commercial real estate owner occupied	16	3	—	—	48	4	—	2
Commercial and industrial	21	11	—	—	83	17	—	1
Construction	1	—	—	1	2	—	—	4
Mortgage	22	109	549	16	49	344	1,474	39
Legacy	—	—	—	—	—	—	—	4
Leasing	—	41	5	—	—	136	16	—
Consumer:
Credit cards	420	—	—	358	1,149	—	—	959
Personal	607	28	—	—	1,775	52	—	—
Auto	—	—	2	—	—	—	7	—
Other	21	—	1	—	50	—	1	—

Total	1,109	192	557	376	3,162	555	1,498	1,010

The following tables present by class, quantitative information related to loans modified as TDRs during the quarter and nine months ended September 30, 2012 and 2011.

Puerto Rico
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$4,813	$4,813	$368
Commercial real estate owner occupied	6	1,626	1,619	(6)
Commercial and industrial	9	13,692	3,873	(6,596)
Construction	7	5,025	4,230	(263)
Mortgage	760	98,555	116,854	5,775
Leasing	16	256	241	29
Consumer:
Credit cards	579	5,100	6,000	20
Personal	235	4,054	4,083	663
Auto	2	20	23	2
Other	14	54	54	—

Total	1,630	$133,195	$141,790	$(8)

U.S. Mainland
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$3,968	$3,921	$—
Commercial real estate owner occupied	1	2,246	1,750	(106)
Mortgage	18	1,765	1,823	298
Consumer:
HELOCs	2	281	275	3

Total	23	$8,260	$7,769	$195

Popular, Inc.
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$8,781	$8,734	$368
Commercial real estate owner occupied	7	3,872	3,369	(112)
Commercial and industrial	9	13,692	3,873	(6,596)
Construction	7	5,025	4,230	(263)
Mortgage	778	100,320	118,677	6,073
Leasing	16	256	241	29
Consumer:
Credit cards	579	5,100	6,000	20
HELOCs	2	281	275	3
Personal	235	4,054	4,083	663
Auto	2	20	23	2
Other	14	54	54	—

Total	1,653	$141,455	$149,559	$187

Puerto Rico
For the quarter ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,180	$1,180	$(43)
Commercial real estate owner occupied	19	30,256	30,256	(1,052)
Commercial and industrial	32	28,622	28,622	2,518
Construction	1	1,341	1,341	187
Mortgage	494	65,849	68,279	3,122
Leasing	46	1,092	1,059	—
Consumer:
Credit cards	778	6,820	7,622	47
Personal	635	7,525	7,522	—
Auto	2	18	19	—
Other	21	106	105	—

Total	2,029	$142,809	$146,005	$4,779

U.S. Mainland
For the quarter ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$2,043	$2,032	$—
Construction	1	5,715	5,740	(189)
Mortgage	202	20,390	21,606	7,707
Consumer:
Other	1	1,079	1,135	1

Total	205	$29,227	$30,513	$7,519

Popular, Inc.
For the quarter ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$3,223	$3,212	$(43)
Commercial real estate owner occupied	19	30,256	30,256	(1,052)
Commercial and industrial	32	28,622	28,622	2,518
Construction	2	7,056	7,081	(2)
Mortgage	696	86,239	89,885	10,829
Leasing	46	1,092	1,059	—
Consumer:
Credit cards	778	6,820	7,622	47
Personal	635	7,525	7,522	—
Auto	2	18	19	—
Other	22	1,185	1,240	1

Total	2,234	$172,036	$176,518	$12,298

Puerto Rico
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	8	$8,754	$7,810	$(606)
Commercial real estate owner occupied	27	9,319	8,901	(42)
Commercial and industrial	87	38,549	28,306	(6,352)
Construction	9	6,122	5,327	(211)
Mortgage	1,908	251,763	274,045	17,150
Leasing	78	1,265	1,208	132
Consumer:
Credit cards	2,210	18,621	21,347	64
Personal	926	13,132	13,162	2,165
Auto	5	68	50	1
Other	39	129	128	—

Total	5,297	$347,722	$360,284	$12,301

U.S. mainland
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$9,765	$9,457	$184
Commercial real estate owner occupied	1	2,246	1,750	(106)
Construction	1	1,573	1,573	—
Mortgage	69	7,168	7,248	1,133
Legacy	3	1,272	1,267	(3)
Consumer:
HELOCs	3	431	409	3

Total	81	$22,455	$21,704	$1,211

Popular, Inc.
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$18,519	$17,267	$(422)
Commercial real estate owner occupied	28	11,565	10,651	(148)
Commercial and industrial	87	38,549	28,306	(6,352)
Construction	10	7,695	6,900	(211)
Mortgage	1,977	258,931	281,293	18,283
Legacy	3	1,272	1,267	(3)
Leasing	78	1,265	1,208	132
Consumer:
Credit cards	2,210	18,621	21,347	64
HELOCs	3	431	409	3
Personal	926	13,132	13,162	2,165
Auto	5	68	50	1
Other	39	129	128	—

Total	5,378	$370,177	$381,988	$13,512

Puerto Rico
For the nine months ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$143	$143	$(4)
Commercial real estate non-owner occupied	7	7,940	7,940	(216)
Commercial real estate owner occupied	52	36,507	36,507	(990)
Commercial and industrial	99	39,011	39,011	1,693
Construction	2	2,224	2,224	165
Mortgage	1,631	224,027	242,416	6,092
Leasing	152	3,451	3,301	(1)
Consumer:
Credit cards	2,108	19,438	21,792	143
Personal	1,827	22,459	22,443	(1)
Auto	7	64	67	—
Other	50	210	207	—

Total	5,936	$355,474	$376,051	$6,881

U.S. mainland
For the nine months ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$2,043	$2,032	$—
Commercial real estate owner occupied	2	10,590	7,323	(420)
Commercial and industrial	2	11,878	9,742	(421)
Construction	4	13,173	7,595	(189)
Mortgage	275	27,486	28,927	10,405
Legacy	4	3,016	3,097	(125)
Consumer:
Other	1	1,079	1,135	1

Total	289	$69,265	$59,851	$9,251

Popular, Inc.
For the nine months ended September 30, 2011
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial multi-family	1	$143	143	$(4)
Commercial real estate non-owner occupied	8	9,983	9,972	(216)
Commercial real estate owner occupied	54	47,097	43,830	(1,410)
Commercial and industrial	101	50,889	48,753	1,272
Construction	6	15,397	9,819	(24)
Mortgage	1,906	251,513	271,343	16,497
Legacy	4	3,016	3,097	(125)
Leasing	152	3,451	3,301	(1)
Consumer:
Credit cards	2,108	19,438	21,792	143
Personal	1,827	22,459	22,443	(1)
Auto	7	64	67	—
Other	51	1,289	1,342	1

Total	6,225	$424,739	$435,902	$16,132

Four loans comprising a recorded investment of approximately $27 million were restructured into multiple notes (“Note A / B split”) during the quarter ended September 30, 2012. The Corporation recorded approximately $7.0 million in loan charge-offs as part of the loan restructurings. The renegotiations of these loans were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $21 million at September 30, 2012 with a related allowance for loan losses amounting to approximately $357 thousand.

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2012 is inclusive of all partial paydowns and charge-offs since modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$1,897
Commercial real estate owner occupied	7	3,274	20	8,206
Commercial and industrial	5	2,310	15	7,202
Mortgage	203	26,780	542	77,707
Leasing	9	163	26	440
Consumer
Credit cards	282	2,413	332	2,930
Personal	77	547	111	990
Auto	2	32	3	48
Other	—	—	1	1

Total	585	$35,519	1,052	$99,421

U.S. Mainland
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	—	1	$1,935
Mortgage	3	$336	6	415

Total	3	$336	7	$2,350

Popular, Inc.
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	3	$3,832
Commercial real estate owner occupied	7	3,274	20	8,206
Commercial and industrial	5	2,310	15	7,202
Mortgage	206	27,116	548	78,122
Legacy	9	163	26	440
Consumer:
Credit cards	282	2,413	332	2,930
Personal	77	547	111	990
Auto	2	32	3	48
Other	—	—	1	1

Total	588	$35,855	1,059	$101,771

Puerto Rico
	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial multi-family	1	$143	1	$143
Commercial real estate non-owner occupied	1	710	1	710
Commercial real estate owner occupied	4	1,736	5	4,986
Commercial and industrial	15	1,568	15	1,568
Construction	—	—	1	889
Mortgage	116	16,032	280	42,956
Leasing	17	209	32	623
Consumer
Credit cards	137	1,117	308	3,066
Personal	150	1,094	217	986
Auto	—	—	1	5
Other	1	1	3	29

Total	442	$22,610	864	$55,961

U.S. Mainland
	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial and industrial	1	$6,492	2	$6,854
Construction	1	5,740	4	13,335
Mortgage	11	1,491	17	1,936
Legacy	—	—	6	3,817

Total	13	$13,723	29	$25,942

Popular, Inc.
	Defaulted during the quarter ended September 30, 2011		Defaulted during the nine months ended September 30, 2011
(Dollars In thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial multi-family	1	$143	1	$143
Commercial real estate non-owner occupied	1	710	1	710
Commercial real estate owner occupied	4	1,736	5	4,986
Commercial and industrial	16	8,060	17	8,422
Construction	1	5,740	5	14,224
Mortgage	127	17,523	297	44,892
Legacy	—	—	6	3,817
Leasing	17	209	32	623
Consumer:
Credit cards	137	1,117	308	3,066
Personal	150	1,094	217	986
Auto	—	—	1	5
Other	1	1	3	29

Total	455	$36,333	893	$81,903

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

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2012 and December 31, 2011.

September 30, 2012
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$991	$263	$25,070	$—	$—	$26,324	$92,963	$119,287
Commercial real estate non-owner occupied	119,520	191,184	244,175	331	—	555,210	784,394	1,339,604
Commercial real estate owner occupied	201,360	187,835	671,808	1,245	—	1,062,248	1,038,391	2,100,639
Commercial and industrial	436,704	209,061	436,087	4,760	710	1,087,322	1,536,963	2,624,285

Total Commercial	758,575	588,343	1,377,140	6,336	710	2,731,104	3,452,711	6,183,815
Construction	1,793	31,581	48,494	—	—	81,868	128,888	210,756

Mortgage	—	—	571,364	—	—	571,364	4,347,521	4,918,885
Leasing	—	—	2,991	—	1,846	4,837	533,177	538,014
Consumer:
Credit cards	—	—	22,364	—	—	22,364	1,158,441	1,180,805
Home equity lines of credit	—	—	1,271	—	3,311	4,582	12,664	17,246
Personal	—	—	8,938	—	181	9,119	1,205,981	1,215,100
Auto	—	—	7,731	—	—	7,731	537,791	545,522
Other	—	—	2,379	—	—	2,379	231,237	233,616

Total Consumer	—	—	42,683	—	3,492	46,175	3,146,114	3,192,289

Total Puerto Rico	$760,368	$619,924	$2,042,672	$6,336	$6,048	$3,435,348	$11,608,411	$15,043,759

U.S. mainland
Commercial multi-family	$74,179	$20,540	$70,770	$—	$—	$165,489	$647,658	$813,147
Commercial real estate non-owner occupied	119,215	56,784	215,576	—	—	391,575	912,354	1,303,929
Commercial real estate owner occupied	21,226	9,829	127,720	—	—	158,775	380,660	539,435
Commercial and industrial	23,235	24,446	68,510	—	—	116,191	672,114	788,305

Total Commercial	237,855	111,599	482,576	—	—	832,030	2,612,786	3,444,816
Construction	1,515	—	31,936	—	—	33,451	14,246	47,697
Mortgage	—	—	35,634	—	—	35,634	1,067,903	1,103,537
Legacy	23,577	15,442	129,284	—	—	168,303	297,545	465,848
Consumer
Credit cards	—	—	478	—	5	483	14,125	14,608
Home equity lines of credit	—	—	5,887	—	4,549	10,436	478,524	488,960
Personal	—	—	1,064	—	599	1,663	140,678	142,341
Auto	—	—	—	—	8	8	951	959
Other	—	—	36	—	—	36	1,292	1,328

Total Consumer	—	—	7,465	—	5,161	12,626	635,570	648,196

Total U.S. mainland	$262,947	$127,041	$686,895	$—	$5,161	$1,082,044	$4,628,050	$5,710,094

Popular, Inc.
Commercial multi-family	$75,170	$20,803	$95,840	$—	$—	$191,813	$740,621	$932,434
Commercial real estate non-owner occupied	238,735	247,968	459,751	331	—	946,785	1,696,748	2,643,533
Commercial real estate owner occupied	222,586	197,664	799,528	1,245	—	1,221,023	1,419,051	2,640,074
Commercial and industrial	459,939	233,507	504,597	4,760	710	1,203,513	2,209,077	3,412,590

Total Commercial	996,430	699,942	1,859,716	6,336	710	3,563,134	6,065,497	9,628,631
Construction	3,308	31,581	80,430	—	—	115,319	143,134	258,453
Mortgage	—	—	606,998	—	—	606,998	5,415,424	6,022,422
Legacy	23,577	15,442	129,284	—	—	168,303	297,545	465,848
Leasing	—	—	2,991	—	1,846	4,837	533,177	538,014
Consumer
Credit cards	—	—	22,842	—	5	22,847	1,172,566	1,195,413
Home equity lines of credit	—	—	7,158	—	7,860	15,018	491,188	506,206
Personal	—	—	10,002	—	780	10,782	1,346,659	1,357,441
Auto	—	—	7,731	—	8	7,739	538,742	546,481
Other	—	—	2,415	—	—	2,415	232,529	234,944

Total Consumer	—	—	50,148	—	8,653	58,801	3,781,684	3,840,485

Total Popular, Inc.	$1,023,315	$746,965	$2,729,567	$6,336	$11,209	$4,517,392	$16,236,461	$20,753,853

The following table presents the weighted average obligor risk rating at September 30, 2012 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating

	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Puerto Rico:[1]
Commercial multi-family	11.96	5.61
Commercial real estate non-owner occupied	11.30	6.98
Commercial real estate owner occupied	11.55	6.94
Commercial and industrial	11.36	6.60

Total Commercial	11.45	6.78

Construction	11.84	7.86

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.25	7.17
Commercial real estate non-owner occupied	11.41	7.02
Commercial real estate owner occupied	11.30	6.95
Commercial and industrial	11.21	6.79

Total Commercial	11.33	6.78

Construction	11.38	7.24

Legacy	11.31	7.50

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2011
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$420	$698	$11,848	$—	$—	$12,966	$110,150	$123,116
Commercial real estate non-owner occupied	177,523	134,266	210,596	2,886	—	525,271	736,235	1,261,506
Commercial real estate owner occupied	201,375	192,591	680,912	4,631	—	1,079,509	1,151,917	2,231,426
Commercial and industrial	248,188	282,935	439,853	3,326	1,458	975,760	1,878,774	2,854,534

Total Commercial	627,506	610,490	1,343,209	10,843	1,458	2,593,506	3,877,076	6,470,582
Construction	2,245	27,820	69,562	1,586	—	101,213	59,728	160,941
Mortgage	—	—	626,771	—	—	626,771	4,062,712	4,689,483
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer
Credit cards	—	—	26,373	—	—	26,373	1,189,447	1,215,820
Home equity lines of credit	—	—	1,757	—	3,456	5,213	14,838	20,051
Personal	—	—	8,523	—	559	9,082	974,106	983,188
Auto	—	—	6,830	—	—	6,830	509,434	516,264
Other	—	—	10,165	—	—	10,165	224,939	235,104

Total Consumer	—	—	53,648	—	4,015	57,663	2,912,764	2,970,427

Total Puerto Rico	$629,751	$638,310	$2,094,555	$12,429	$9,750	$3,384,795	$11,455,344	$14,840,139

U.S. mainland
Commercial multi-family	$71,335	$8,230	$69,400	$—	$—	$148,965	$536,852	$685,817
Commercial real estate non-owner occupied	192,080	48,085	231,266	—	—	471,431	932,562	1,403,993
Commercial real estate owner occupied	21,109	20,859	146,367	—	—	188,335	397,505	585,840
Commercial and industrial	30,020	26,131	102,607	—	—	158,758	668,337	827,095

Total Commercial	314,544	103,305	549,640	—	—	967,489	2,535,256	3,502,745
Construction	3,202	10,609	54,096	—	—	67,907	11,091	78,998
Mortgage	—	—	37,236	—	—	37,236	791,741	828,977
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Consumer
Credit cards	—	—	735	—	—	735	13,474	14,209
Home equity lines of credit	—	—	4,774	—	6,590	11,364	526,479	537,843
Personal	—	—	128	—	93	221	147,184	147,405
Auto	—	—	6	—	28	34	2,178	2,212
Other	—	—	24	—	—	24	1,635	1,659

Total Consumer	—	—	5,667	—	6,711	12,378	690,950	703,328

Total U.S. mainland	$351,979	$152,638	$795,268	$—	$6,711	$1,306,596	$4,455,861	$5,762,457

Popular, Inc.
Commercial multi-family	$71,755	$8,928	$81,248	$—	$—	$161,931	$647,002	$808,933
Commercial real estate non-owner occupied	369,603	182,351	441,862	2,886	—	996,702	1,668,797	2,665,499
Commercial real estate owner occupied	222,484	213,450	827,279	4,631	—	1,267,844	1,549,422	2,817,266
Commercial and industrial	278,208	309,066	542,460	3,326	1,458	1,134,518	2,547,111	3,681,629

Total Commercial	942,050	713,795	1,892,849	10,843	1,458	3,560,995	6,412,332	9,973,327
Construction	5,447	38,429	123,658	1,586	—	169,120	70,819	239,939
Mortgage	—	—	664,007	—	—	664,007	4,854,453	5,518,460
Legacy	34,233	38,724	148,629	—	—	221,586	426,823	648,409
Leasing	—	—	1,365	—	4,277	5,642	543,064	548,706
Consumer
Credit cards	—	—	27,108	—	—	27,108	1,202,921	1,230,029
Home equity lines of credit	—	—	6,531	—	10,046	16,577	541,317	557,894
Personal	—	—	8,651	—	652	9,303	1,121,290	1,130,593
Auto	—	—	6,836	—	28	6,864	511,612	518,476
Other	—	—	10,189	—	—	10,189	226,574	236,763

Total Consumer	—	—	59,315	—	10,726	70,041	3,603,714	3,673,755

Total Popular, Inc.	$981,730	$790,948	$2,889,823	$12,429	$16,461	$4,691,391	$15,911,205	$20,602,596

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

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Nine months ended September 30,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(95,972)	13,361
Credit impairment losses to be covered under loss sharing agreements	60,943	71,787
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(744)	(32,919)
Payments received from FDIC under loss sharing agreements	(327,739)	(561,111)
Other adjustments attributable to FDIC loss sharing agreements	7,441	(6,278)

Balance at end of period	$1,559,057	$1,895,059

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Carrying amount (fair value)	$103,189	$98,340
Undiscounted amount[1]	$171,654	$170,973

[1]	Increase from December 31, 2011 was due to changes in expected cash flows on the covered assets.

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

Note 10—Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 18 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2012 and 2011 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2012, the Corporation recorded a net gain $18.0 million (September 30, 2011—$1.6 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2012, the Corporation recorded a net gain $45.6 million (September 30, 2011 $12.0 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2012 and 2011:

	Proceeds Obtained During the Quarter Ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$180,827	—	$180,827
Mortgage-backed securities—FNMA	—	107,301	—	107,301
Mortgage-backed securities—FHLMC	—	20,425	—	20,425

Total trading account securities	—	$308,553	—	$308,553

Mortgage servicing rights	—	—	$3,777	$3,777

Total	—	$308,553	$3,777	$312,330

	Proceeds Obtained During the Nine Months Ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$575,642	—	$575,642
Mortgage-backed securities—FNMA	—	238,285	—	238,285
Mortgage-backed securities - FHLMC	—	20,425	—	20,425

Total trading account securities	—	$834,352	—	$834,352

Mortgage servicing rights	—	—	$10,798	$10,798

Total	—	$834,352	$10,798	$845,150

	Proceeds Obtained During the Quarter Ended September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$193,731	—	$193,731
Mortgage-backed securities—FNMA	—	42,079	—	42,079

Total trading account securities	—	$235,810	—	$235,810

Mortgage servicing rights	—	—	$4,114	$4,114

Total	—	$235,810	$4,114	$239,924

	Proceeds Obtained During the Nine Months Ended September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	—	$666,601	$—	$666,601
Mortgage-backed securities—FNMA	—	163,326	—	163,326

Total trading account securities	—	$829,927	$—	$829,927

Mortgage servicing rights	—	—	$14,953	$14,953

Total	—	$829,927	$14,953	$844,880

During the nine months ended September 30, 2012, the Corporation retained servicing rights on whole loan sales involving approximately $196 million in principal balance outstanding (September 30, 2011—$84 million), with realized gains of approximately $8.9 million (September 30, 2011—gains of $1.7 million). All loan sales performed during the nine months ended September 30, 2012 and 2011 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2012 and 2011.

Residential MSRs
(In thousands)	September 30, 2012	September 30, 2011
Fair value at beginning of period	$151,323	$166,907
Purchases	1,620	1,251
Servicing from securitizations or asset transfers	12,842	15,651
Sale of servicing assets	(103)	—
Changes due to payments on loans[1]	(14,262)	(9,770)
Reduction due to loan repurchases	(3,961)	(2,727)
Changes in fair value due to changes in valuation model inputs or assumptions	11,006	(13,876)
Other disposals	(98)	(210)

Fair value at end of period	$158,367	$157,226

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $16.8 billion at September 30, 2012 (December 31, 2011—$17.3 billion; September 30, 2011—$17.4 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2012 amounted to $12.2 million and $36.3 million, respectively (September 30, 2011—$12.2 million and $37.0 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2012, those weighted average mortgage servicing fees were 0.28% (September 30, 2011 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2012 and 2011 were as follows:

	Quarter ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Prepayment speed	6.4%	6.3%	6.2%	5.4%
Weighted average life	15.6 years	15.8 years	16.2 years	18.6 years
Discount rate (annual rate)	11.3%	11.6%	11.4%	11.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

	Originated MSRs
(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Fair value of servicing rights	$105,836	$99,280	$99,901
Weighted average life	11.3 years	13.0 years	10.6 years
Weighted average prepayment speed (annual rate)	8.9%	7.7%	9.4%
Impact on fair value of 10% adverse change	$(3,206)	$(2,744)	$(3,724)
Impact on fair value of 20% adverse change	$(6,634)	$(5,800)	$(7,331)
Weighted average discount rate (annual rate)	12.4%	12.6%	12.6%
Impact on fair value of 10% adverse change	$(4,255)	$(3,913)	$(4,177)
Impact on fair value of 20% adverse change	$(8,654)	$(7,948)	$(8,123)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

	Purchased MSRs
(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Fair value of servicing rights	$52,531	$52,043	$57,325
Weighted average life	12.0 years	14.6 years	10.9 years
Weighted average prepayment speed (annual rate)	8.3%	6.9%	9.2%
Impact on fair value of 10% adverse change	$(2,027)	$(1,887)	$(2,458)
Impact on fair value of 20% adverse change	$(3,624)	$(3,303)	$(4,401)
Weighted average discount rate (annual rate)	11.4%	11.4%	11.4%
Impact on fair value of 10% adverse change	$(2,349)	$(2,376)	$(2,550)
Impact on fair value of 20% adverse change	$(4,214)	$(4,214)	$(4,552)

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

At September 30, 2012, the Corporation serviced $3.1 billion (December 31, 2011—$3.5 billion; September 30, 2011—$3.6 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2012, the Corporation had recorded $70 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2011—$180 million; September 30, 2011—$163 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended September 30, 2012, the Corporation repurchased approximately $184 million of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2012	December 31, 2011
Net deferred tax assets (net of valuation allowance)	$545,859	$429,691
Investments under the equity method	218,045	313,152
Bank-owned life insurance program	232,499	238,077
Prepaid FDIC insurance assessment	30,053	58,082
Prepaid taxes	99,500	17,441
Other prepaid expenses	60,841	59,894
Derivative assets	49,879	61,886
Trades receivables from brokers and counterparties	287,322	69,535
Others	200,929	214,635

Total other assets	$1,724,927	$1,462,393

Note 12 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 and 2011, allocated by reportable segments, were as follows (refer to Note 31 for the definition of the Corporation’s reportable segments):

2012
(In thousands)	Balance at January 1, 2012	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$(154)	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$(154)	$647,757

2011
(In thousands)	Balance at January 1, 2011	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2011
Banco Popular de Puerto Rico	$245,309	$1,035	$(69)	$—	$246,275
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,387	$1,035	$(69)	$—	$648,353

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2012
(In thousands)	Balance at January 1, 2012 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2012 (net amounts)	Balance at September 30, 2012 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2012 (net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,168	$164,411	$647,757

December 31, 2011
(In thousands)	Balance at January 1, 2011 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2011 (net amounts)	Balance at December 31, 2011 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2011 (net amounts)
Banco Popular de Puerto Rico	$245,309	$—	$245,309	$246,272	$—	$246,272
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$811,798	$164,411	$647,387	$812,761	$164,411	$648,350

At September 30, 2012 and December 31, 2011, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2012
Core deposits	$77,885	$41,599	$36,286
Other customer relationships	16,835	2,542	14,293
Other intangibles	135	65	70

Total other intangible assets	$94,855	$44,206	$50,649

December 31, 2011
Core deposits	$80,591	$38,199	$42,392
Other customer relationships	19,953	4,643	15,310
Other intangibles	242	103	139

Total other intangible assets	$100,786	$42,945	$57,841

Certain core deposits and other customer relationships intangibles with a gross amount of $3 million and $4 million, respectively, became fully amortized during the nine months ended September 30, 2012, and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.

During the quarter ended September 30, 2012, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2011—$ 2.5 million). During the nine months ended September 30, 2012, the Corporation recognized $ 7.6 million in amortization related to other intangible assets with definite useful lives (September 30, 2011—$ 7.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2012	$2,468
Year 2013	9,871
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2012 using July 31, 2012 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.93% to 18.38% for the 2012 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a DCF approach and a market value approach. The market value approach is based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2012, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.

The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which is consistent with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2012 annual test represented a discount of 18.2%, compared with 28.0% at July 31, 2011. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios of BPNA.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2012 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $222 million in the July 31, 2012 annual test as compared with approximately $472 million at July 31, 2011. This results indicates there would be no indication of impairment on the goodwill recorded in BPPR at July 31, 2012. For the BPNA reporting unit, the estimated implied fair value of goodwill calculated in Step 2 exceeded BPNA’s goodwill carrying value by approximately $338 million as compared to approximately $701 million at July 31, 2011. The reduction in the excess of the implied fair value of goodwill over its carrying amount for BPNA is due to the improved credit quality of its loan portfolio. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 97% of the Corporation’s total goodwill balance as of the July 31, 2012 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2012 annual assessment were reasonable.

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

Note 13 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2012	December 31, 2011
Savings accounts	$6,603,072	$6,473,215
NOW, money market and other interest bearing demand deposits	5,585,761	5,103,398

Total savings, NOW, money market and other interest bearing demand deposits	12,188,833	11,576,613

Certificates of deposit:
Under $100,000	5,696,243	6,473,095
$100,000 and over	3,029,953	4,236,945

Total certificates of deposit	8,726,196	10,710,040

Total interest bearing deposits	$20,915,029	$22,286,653

A summary of certificates of deposit by maturity at September 30, 2012, follows:

(In thousands)
2012	$2,388,162
2013	3,305,147
2014	1,130,284
2015	957,870
2016	481,365
2017 and thereafter	463,368

Total certificates of deposit	$8,726,196

At September 30, 2012, the Corporation had brokered deposits amounting to $ 2.6 billion (December 31, 2011—$ 3.4 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $18 million at September 30, 2012 (December 31, 2011—$13 million).

Note 14 – Borrowings

Assets sold under agreements to repurchase as of the end of the periods presented were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Assets sold under agreements to repurchase	$1,944,564	$2,141,097

The repurchase agreements outstanding at September 30, 2012 were collateralized by $ 1.5 billion (December 31, 2011—$ 1.8 billion) in investment securities available-for-sale, $181 million (December 31, 2011—$403 million) in trading securities and $ 267 million (December 31, 2011—$ 68 million) in trading receivables from brokers and counterparties that are classified in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 251 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2011—$ 274 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

(In thousands)	September 30, 2012	December 31, 2011
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.34% to 0.42%	$1,205,000	$295,000
Others	1,200	1,200

Total other short-term borrowings	$1,206,200	$296,200

Note: Refer to the Corporation’s 2011 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2011.

Notes payable as of the end of the periods reported consisted of:

(In thousands)	September 30, 2012	December 31, 2011
Advances with the FHLB with maturities ranging from 2012 through 2021 paying interest at monthly fixed rates ranging from 0.63% to 4.93% (December 31, 2011- ranging from 0.66% to 4.95%)	$631,898	$642,568

Term notes with maturities ranging from 2012 to 2016 paying interest semiannually at fixed rates ranging from 5.25% to 7.86%	278,393	278,309

Term notes with maturities ranging from 2012 to 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	251	588

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 15)	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $444,338 at September 30, 2012 and $465,963 at December 31, 2011), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note15)[1]	491,662	470,037

Others	24,373	25,070

Total notes payable	$1,866,377	$1,856,372

Note: The 10-year U.S. Treasury note key index rate at September 30, 2012 and December 31, 2011 was 1.63% and 1.88%, respectively.

[1]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at September 30, 2012 and December 31, 2011.

A breakdown of borrowings by contractual maturities at September 30, 2012 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2012	$1,201,161	$1,206,200	$147,075	$2,554,436
2013	1,206	—	98,834	100,040
2014	—	—	189,428	189,428
2015	174,135	—	36,104	210,239
2016	453,062	—	311,492	764,554
Later years	115,000	—	591,782	706,782
No stated maturity	—	—	936,000	936,000

Subtotal	1,944,564	1,206,200	2,310,715	5,461,479
Less: Discount	—	—	444,338	444,338

Total borrowings	$1,944,564	$1,206,200	$1,866,377	$5,017,141

Note 15 – Trust preferred securities

At September 30, 2012 and December 31, 2011, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at September 30, 2012 and December 31, 2011.

(Dollars in thousands)

Issuer	BanPonce Trust I		Popular Capital Trust I		Popular North America Capital Trust I		Popular Capital Trust Il		Popular Capital Trust III
Capital securities	$52,865		$181,063		$91,651		$101,023		$935,000
Distribution rate	8.327%		6.700%		6.564%		6.125%		5.000% until, but excluding December 5, 2013 and 9.000 thereafter	%
Common securities	$1,637		$5,601		$2,835		$3,125		$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502		$186,664		$94,486		$104,148		$936,000
Stated maturity date	February 2027		November 2033		September 2034		December 2034		Perpetual
Reference notes	[1],[3],[6	]	[2],[4],[5	]	[1],[3],[5	]	[2],[4],[5	]	[2],[4],[7],[8	]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 492 million at September 30, 2012 ($ 936 million aggregate liquidation amount, net of $ 444 million discount) and $ 470 million at December 31, 2011 ($ 936 million aggregate liquidation amount, net of $ 466 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At September 30, 2012 and December 31, 2011, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 no longer qualify as Tier 1 capital. At September 30, 2012, the Corporation had $ 427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At September 30, 2012, the remaining $935 million of trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which are exempt from the phase-out provision.

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

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $415 million at September 30, 2012 (December 31, 2011—$415 million). There were no transfers between the statutory reserve account and the retained earnings account during the nine months ended September 30, 2012 and September 30, 2011.

Note 17 – Accumulated other comprehensive loss

The following table presents accumulated other comprehensive loss by component at September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Foreign currency translation adjustment	$(29,895)	$(28,829)

Underfunding of pension and postretirement benefit plans	(314,569)	(333,287)
Tax effect	112,054	117,229

Net of tax amount	(202,515)	(216,058)

Unrealized holding gains on securities available-for-sale	198,009	230,746
Tax effect	(22,240)	(27,668)

Net of tax amount	175,769	203,078

Unrealized net losses on cash flow hedges	(3,992)	(1,057)
Tax effect	1,198	318

Net of tax amount	(2,794)	(739)

Accumulated other comprehensive loss	$(59,435)	$(42,548)

Note 18 – Guarantees

At September 30, 2012 the Corporation recorded a liability of $0.7 million (December 31, 2011—$0.5 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

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

At September 30, 2012 the Corporation serviced $ 3.1 billion (December 31, 2011—$ 3.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2012, the Corporation repurchased approximately $ 33 million and $ 115 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2011—$ 53 million for the quarter and $ 168 million for nine-months period). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2012 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 56 million (December 31, 2011—$ 59 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarter and nine-month periods ended September 30, 2012 and 2011.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$55,783	$55,327	$58,659	$53,729
Additions for new sales	—	—	—	—
Provision for recourse liability	5,576	10,285	15,138	30,109
Net charge-offs / terminations	(5,068)	(10,055)	(17,506)	(28,281)

Balance as of end of period	$56,291	$55,557	$56,291	$55,557

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans approximated $ 3.1 million in unpaid principal balance with losses amounting to $ 0.5 million during the nine-month period ended September 30, 2012 (September 30, 2011—$ 21.0 million and $ 2.3 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At September 30, 2012, the related representation and warranty reserve amounted to $ 8.0 million, and the related serviced portfolio approximated $3 billion (December 31, 2011—$ 8.5 million and $3.5 billion, respectively).

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2012, the Corporation serviced $ 16.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2011—$ 17.3 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million (December 31, 2011—$32 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At September 30, 2012, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 8 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2011—$ 11 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and nine-month period ended September 30, 2012 and 2011.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$10,131	$29,016	$10,625	$30,659
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	(1,841)	—	(1,841)	(522)
Net charge-offs / terminations	(1)	(807)	(495)	(1,928)

Balance as of end of period	$8,289	$28,209	$8,289	$28,209

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.6 billion at September 30, 2012 (December 31, 2011—$ 0.7 billion). In addition, at September 30, 2012 and December 31, 2011, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 15 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit:
Credit card lines	$4,381,528	$4,297,755
Commercial lines of credit	2,585,109	2,039,629
Other unused credit commitments	361,228	358,572
Commercial letters of credit	25,448	11,632
Standby letters of credit	129,297	124,709
Commitments to originate mortgage loans	72,280	53,323

At September 30, 2012, the Corporation maintained a reserve of approximately $7 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2011—$15 million).

Other commitments

At September 30, 2012, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2011—$10 million).

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

The Corporation’s loan portfolio is diversified by loan category. However, approximately $12.8 billion, or 62% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at September 30, 2012, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2011—$12.5 billion, or 61%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to the Corporation’s total assets or deposits, or in relation to the Corporation’s overall business. At September 30, 2012, the Corporation had approximately $1.5 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit (December 31, 2011—$1.3 billion and $140 million, respectively). Of the total credit facilities granted, $777 million was outstanding at September 30, 2012 (December 31, 2011—$1.2 billion). Furthermore, at September 30, 2012, the Corporation had $145 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of its investment securities portfolio (December 31, 2011—$154 million).

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $103 million at September 30, 2012 (December 31, 2011—$98 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $16.9 million as of September 30, 2012. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Ongoing Class Action Litigation

Banco Popular is currently a defendant in two class action lawsuit arising from its consumer banking and trust-related activities:

•	The Overdraft Fee Litigation

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

In January 2012, the parties to the Almeyda action entered into a memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, the parties agreed that the amount of $0.4 million will be paid by defendants, which amount, net of attorneys’ fees, shall be donated to one or more non-profit consumer financial counseling services organizations based in Puerto Rico. A settlement stipulation and a joint motion for preliminary approval of such settlement were filed on July 3, 2012 and approve by the Court on September 6, 2012. A final settlement hearing has been set for January 16, 2013.

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

More specifically, plaintiffs—Guillermo García Lamadrid and Benito del Cueto Figueras—are suing Defendant BPPR for the losses they (and others) experienced through their investment in the RG Financial Corporation-backed Conservation Trust Fund securities. Plaintiffs essentially claim that Banco Popular allegedly breached its purported fiduciary duty to keep all relevant parties informed of any developments that could affect the Conservation Trust notes or that could become an event of default under the relevant trust agreements; and that in so doing, it acted imprudently, unreasonably and with gross negligence. Popular and the other defendants submitted separate motions to dismiss on or about February 28, 2011. Plaintiffs submitted a consolidated opposition thereto on April 15, 2011. The parties were allowed to submit replies and surreplies to such motions and the motions have now been deemed submitted by the Court and are pending resolution. An argumentative hearing on this motion was held on July 3, 2012. At the hearing, the Court requested supplemental briefs on the matters at issue. Such motions were submitted on August 8, 2012.

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

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA, FNMA and FHLMC. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statements of financial condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA , GNMA, and FHLMC) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA and FHLMC. Moreover, through their guarantee obligations, agencies (FNMA, GNMA, and FHLMC) have the obligation to absorb losses that could be potentially significant to the VIE.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2012.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 22 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2012 and December 31, 2011, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Assets
Servicing assets:
Mortgage servicing rights	$128,637	$101,511

Total servicing assets	$128,637	$101,511

Other assets:
Servicing advances	$1,799	$3,027

Total other assets	$1,799	$3,027

Total	$130,436	$104,538

Maximum exposure to loss	$130,436	$104,538

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $10.8 billion at September 30, 2012 (December 31, 2011—$9.4 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2012 and December 31, 2011, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

BPPR provided financing to the joint venture for the acquisition of the loans in an amount equal to the sum of 57% of the purchase price of the loans, or $84 million, and $2 million of closing costs, for a total acquisition loan of $86 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $68.5 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $20 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in September 2011, BPPR received $ 48 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

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

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC and its maximum exposure to loss at September 30, 2012 and December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Assets
Loans held-in-portfolio:
Acquisition loan	$45,504	$64,711
Advances under the working capital line	538	—
Advances under the advance facility	4,835	—

Total loans held-in-portfolio	$50,877	$64,711

Accrued interest receivable	$138	$—
Other assets:
Investment in PRLP 2011 Holdings LLC	$38,209	$37,561

Total other assets	$38,209	$37,561

Total assets	$89,224	$102,272

Deposits	$(4,781)	$(48)

Total liabilities	$(4,781)	$(48)

Total net assets	$84,443	$102,224

Maximum exposure to loss	$84,443	$102,224

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2012 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, and the equity interest held by the Corporation, net of the deposits.

Note 21 – Related party transactions with affiliated company / joint venture

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC, Inc. (“EVERTEC”) to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings, the holding company of EVERTEC. EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 25 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2011 Annual Report for details on this sale to an unrelated third-party. As of September 30, 2012, the Corporation’s holds a 48.5% interest in the holding company of EVERTEC.

The Corporation’s equity in EVERTEC, including the impact of intra-entity eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition. During the nine months ended September 30, 2012, the Corporation received a $131 million cash dividend from its investments in EVERTEC’s holding company. The Corporation did not receive any capital distributions from EVERTEC during the year ended December 31, 2011.

(In thousands)	September 30, 2012	December 31, 2011
Equity investment in EVERTEC	$61,953	$191,072
Intra-company eliminations (detailed in next table)	15,679	11,944

Equity investment in EVERTEC, considering intra-company eliminations	$77,632	$203,016

The Corporation had the following financial condition accounts outstanding with EVERTEC at September 30, 2012 and December 31, 2011. The 51.5% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statements of financial condition at September 30, 2012 (December 31, 2011—51%).

	At September 30, 2012			At December 31, 2011
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest
Loans	$53,493	$25,933	$27,560	$53,215	$26,075	$27,140
Investment securities	35,000	16,968	18,032	35,000	17,150	17,850
Deposits	44,659	21,651	23,008	54,288	26,601	27,687
Accounts receivables (Other assets)	3,321	1,610	1,711	5,132	2,515	2,617
Accounts payable (Other liabilities)	14,813	7,181	7,632	14,684	7,195	7,489

Total	$32,342	$15,679	$16,663	$24,375	$11,944	$12,431

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of income (loss) from EVERTEC for the quarter and nine months ended September 30, 2012 and 2011.The unfavorable impact of the elimination in non-interest income presented in the table is principally offset by the elimination of 48.5% of the professional fees (operating expenses) paid by the Corporation to EVERTEC during the quarter and nine months ended September 30, 2012 (September 30, 2011—49%).

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Share of income from the equity investment in EVERTEC	$29	$1,714
Intra-company eliminations considered in other operating income (detailed in next table)	(12,793)	(39,067)

Share of loss from equity investment in EVERTEC, net of eliminations	$(12,764)	$(37,353)

(In thousands)	Quarter ended September 30, 2011	Nine months ended September 30, 2011
Share of (loss) income from the equity investment in EVERTEC	$(1,426)	$11,069
Intra-company eliminations considered in other operating income (detailed in next table)	(12,288)	(38,747)

Share of loss from equity investment in EVERTEC, net of eliminations	$(13,714)	$(27,678)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2012 and 2011. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, for the quarters and nine months ended September 30, 2012, the Corporation eliminates 48.5% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 48.5% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC (September 30, 2011—49%). The 51.5% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations for the quarters and nine months ended September 30, 2012 (September 30, 2011—51%).

	Quarter ended September 30, 2012			Nine months ended September 30, 2012
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	Category
Interest income on loan to EVERTEC	$854	$414	$440	$2,502	$1,198	$1,304	Interest income

Interest income on investment securities issued by EVERTEC	963	467	496	2,888	1,384	1,504	Interest income

Interest expense on deposits	(45)	(22)	(23)	(219)	(104)	(115)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	6,240	3,026	3,214	18,513	8,854	9,659	Other service fees

Processing fees on services provided by EVERTEC	(36,173)	(17,540)	(18,633)	(110,687)	(53,048)	(57,639)	Professional fees

Rental income charged to EVERTEC	1,636	794	842	4,991	2,391	2,600	Net occupancy

Transition services provided to EVERTEC	141	68	73	544	258	286	Other operating expenses

Total	$(26,384)	$(12,793)	$(13,591)	$(81,468)	$(39,067)	$(42,401)

	Quarter ended September 30, 2011			Nine months ended September 30, 2011
(In thousands)	100%	Popular’s 49% interest (eliminations)	51% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest	Category
Interest income on loan to EVERTEC	$850	$417	$433	$2,787	$1,366	$1,421	Interest income

Interest income on investment securities issued by EVERTEC	963	472	491	2,888	1,415	1,473	Interest income

Interest expense on deposits	(136)	(67)	(69)	(538)	(264)	(274)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	7,294	3,574	3,720	21,366	10,469	10,897	Other service fees

Processing fees on services provided by EVERTEC	(36,185)	(17,731)	(18,454)	(111,985)	(54,872)	(57,113)	Professional fees

Rental income charged to EVERTEC	1,746	856	890	5,350	2,621	2,729	Net occupancy

Transition services provided to EVERTEC	390	191	199	1,056	518	538	Other operating expenses

Total	$(25,078)	$(12,288)	$(12,790)	$(79,076)	$(38,747)	$(40,329)

EVERTEC has certain performance bonds outstanding, which are guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $ 7.7 million at September 30, 2012 (December 31, 2011—$15.0 million). Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $2.9 million at September 30, 2012 and December 31, 2011. As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

As indicated in Note 20 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarter and nine months ended September 30, 2012.

	Quarter ended September 30, 2012			Nine months ended September 30, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$619	$154	$465	$2,130	$530	$1,600	Interest income

The Corporation had the following financial condition accounts outstanding with PRLP 2011 Holdings, LLC at September 30, 2012 and December 31, 2011. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At September 30, 2012			At December 31, 2011
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest
Loans	$67,746	$16,869	$50,877	$86,167	$21,456	$64,711
Deposits (non-interest bearing)	6,366	1,585	4,781	64	16	48
Accrued interest receivable	185	46	139	—	—	—

Total	$61,565	$15,330	$46,235	$86,103	$21,440	$64,663

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 and on a nonrecurring basis in periods subsequent to initial recognition for the nine months ended September 30, 2012 and 2011:

At September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$37,707	$—	$37,707
Obligations of U.S. Government sponsored entities	—	1,064,967	—	1,064,967
Obligations of Puerto Rico, States and political subdivisions	—	50,004	—	50,004
Collateralized mortgage obligations—federal agencies	—	2,217,042	—	2,217,042
Collateralized mortgage obligations—private label	—	38,913	—	38,913
Mortgage-backed securities	—	1,672,117	7,143	1,679,260
Equity securities	3,941	3,589	—	7,530
Other	—	24,878	—	24,878

Total investment securities available-for-sale	$3,941	$5,109,217	$7,143	$5,120,301

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$17,584	$—	$17,584
Collateralized mortgage obligations	—	708	2,634	3,342
Mortgage-backed securities—federal agencies	—	175,522	12,569	188,091
Other	—	15,509	2,390	17,899

Total trading account securities	$—	$209,323	$17,593	$226,916

Mortgage servicing rights	$—	$—	$158,367	$158,367
Derivatives	—	49,881	—	49,881

Total assets measured at fair value on a recurring basis	$3,941	$5,368,421	$183,103	$5,555,465

Liabilities
Derivatives	$—	$(56,629)	$—	$(56,629)
Contingent consideration	—	—	(103,688)	(103,688)

Total liabilities measured at fair value on a recurring basis	$—	$(56,629)	$(103,688)	$(160,317)

At December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$38,668	$—	$38,668
Obligations of U.S. Government sponsored entities	—	985,546	—	985,546
Obligations of Puerto Rico, States and political subdivisions	—	58,728	—	58,728
Collateralized mortgage obligations—federal agencies	—	1,697,642	—	1,697,642
Collateralized mortgage obligations—private label	—	57,792	—	57,792

Mortgage-backed securities	—	2,132,134	7,435	2,139,569
Equity securities	3,465	3,451	—	6,916
Other	—	24,962	—	24,962

Total investment securities available-for-sale	$3,465	$4,998,923	$7,435	$5,009,823

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$90,332	$—	$90,332
Collateralized mortgage obligations	—	737	2,808	3,545
Mortgage-backed securities—federal agencies	—	303,428	21,777	325,205
Other	—	13,212	4,036	17,248

Total trading account securities	$—	$407,709	$28,621	$436,330

Mortgage servicing rights	$—	$—	$151,323	$151,323
Derivatives	—	61,887	—	61,887

Total assets measured at fair value on a recurring basis	$3,465	$5,468,519	$187,379	$5,659,363

Liabilities
Derivatives	$—	$(66,700)	$—	$(66,700)
Contingent consideration	—	—	(99,762)	(99,762)

Total liabilities measured at fair value on a recurring basis	$—	$(66,700)	$(99,762)	$(166,462)

Nine months ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$11,887	$11,887	$(12,206)

Loans held-for-sale[2]	—	—	102,092	102,092	(41,706)

Other real estate owned[3]	—	—	93,560	93,560	(25,795)

Other foreclosed assets[3]	—	—	120	120	(303)

Long-lived assets held-for-sale[4]	—	—	—	—	(123)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$207,659	$207,659	$(80,133)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $6 million at September 30, 2012.
[4]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

Nine months ended September 30, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$109,694	$109,694	$(17,181)

Loans held-for-sale[2]	—	—	84,368	84,368	(29,197)

Other real estate owned[3]	—	—	23,735	23,735	(12,008)

Other foreclosed assets[3]	—	—	109	109	(590)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$217,906	$217,906	$(58,976)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $2 million at September 30, 2011.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2012 and 2011.

Quarter ended September 30, 2012
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)
Gains (losses) included in earnings	(2)	(3)	(230)	(22)	(2,426)	(2,683)	(2,986)	(2,986)
Gains (losses) included in OCI	(137)	—	—	—	—	(137)	—	—
Purchases	—	—	80	56	5,238	5,374	—	—
Sales	—	—	(4,286)	—	(103)	(4,389)	—	—
Settlements	(100)	(218)	(700)	—	(53)	(1,071)	311	311

Balance at September 30, 2012	$7,143	$2,634	$12,569	$2,390	$158,367	$183,103	$(103,688)	$(103,688)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2012	$—	$(4)	$(81)	$35	$5,548	$5,498	$(2,991)	$(2,991)

Nine months ended September 30, 2012
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2012	$7,435	$2,808	$21,777	$4,036	$151,323	$187,379	$(99,762)	$(99,762)
Gains (losses) included in earnings	(5)	54	747	27	(7,217)	(6,394)	(4,237)	(4,237)
Gains (losses) included in OCI	63	—	—	—	—	63	—	—
Purchases	—	607	6,393	2,116	14,462	23,578	—	—
Sales	—	(251)	(9,741)	(1,834)	(103)	(11,929)	—	—
Settlements	(350)	(584)	(1,396)	(1,955)	(98)	(4,383)	311	311
Transfers into Level 3	—	—	2,405	—	—	2,405	—	—
Transfers out of Level 3	—	—	(7,616)	—	—	(7,616)	—	—

Balance at September 30, 2012	$7,143	$2,634	$12,569	$2,390	$158,367	$183,103	$(103,688)	$(103,688)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2012	$—	$47	$(173)	$(340)	$11,067	$10,601	$(4,753)	$(4,753)

Quarter ended September 30, 2011
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at June 30, 2011	$7,634	$2,638	$27,079	$3,571	$162,619	$203,541	$(95,940)	$(95,940)
Gains (losses) included in earnings	(2)	30	(154)	(115)	(10,124)	(10,365)	(1,657)	(1,657)
Gains (losses) included in OCI	(40)	—	—	—	—	(40)	—	—
Initial fair value on acquisition	—	—	—	—	—	—	(827)	(827)
Purchases	—	18	757	2,065	4,750	7,590	—	—
Sales	—	(20)	(4,676)	(1,430)	—	(6,126)	—	—
Settlements	(100)	(95)	(529)	—	(19)	(743)	—	—

Balance at September 30, 2011	$7,492	$2,571	$22,477	$4,091	$157,226	$193,857	$(98,424)	$(98,424)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2011	$—	$20	$(47)	$(115)	$(6,024)	$(6,166)	$(1,657)	$(1,657)

Nine months ended September 30, 2011
	MBS			Other
	classified	CMOs		securities
	as investment	classified	MBS	classified
	securities	as trading	classified as	as trading	Mortgage
	available-	account	trading account	account	servicing	Total	Contingent	Total
(In thousands)	for-sale	securities	securities	securities	rights	assets	consideration	liabilities
Balance at January 1, 2011	$7,759	$2,746	$20,238	$2,810	$166,907	$200,460	$(92,994)	$(92,994)
Gains (losses) included in earnings	(5)	31	5	445	(26,373)	(25,897)	(4,741)	(4,741)
Gains (losses) included in OCI	(38)	—	—	—	—	(38)	—	—
Initial fair value on acquisition	—	—	—	—	—	—	(689)	(689)
Purchases	—	414	10,977	2,989	16,902	31,282	—	—
Sales	—	(336)	(7,463)	(2,106)	—	(9,905)	—	—
Settlements	(224)	(284)	(1,280)	(47)	(210)	(2,045)	—	—

Balance at September 30, 2011	$7,492	$2,571	$22,477	$4,091	$157,226	$193,857	$(98,424)	$(98,424)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2011	$—	$18	$42	$710	$(13,876)	$(13,106)	$(4,741)	$(4,741)

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended September 30, 2012 and 2011. There were $ 2 million in transfers from Level 2 to Level 3 and $ 7 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the nine months ended September 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. Pursuant to the Corporation’s policy, these transfers were recognized as of the end of the reporting period. There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the nine months ended September 30, 2011. There were no transfers in and/or out of Level 1 during the quarters and nine months ended September 30, 2012 and 2011.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2012 and 2011 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2012		Nine months ended September 30, 2012
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Interest income	$(2)	$—	$(5)	$—
FDIC loss share (expense) income	(2,991)	(2,991)	(4,849)	(4,849)
Other service fees	(2,426)	5,548	(7,217)	11,067
Trading account (loss) profit	(255)	(50)	828	(466)
Other operating income (loss)	5	—	612	96

Total	$(5,669)	$2,507	$(10,631)	$5,848

	Quarter ended September 30, 2011		Nine months ended September 30, 2011
		Changes in unrealized		Changes in unrealized
	Total gains	gains (losses) relating to	Total gains	gains (losses) relating to
	(losses) included	assets still held at	(losses) included	assets still held at
(In thousands)	in earnings	reporting date	in earnings	reporting date
Interest income	$(2)	$—	$(5)	$—
FDIC loss share (expense) income	(1,640)	(1,640)	(4,684)	(4,684)
Other service fees	(10,124)	(6,024)	(26,373)	(13,876)
Trading account (loss) profit	(239)	(142)	481	770
Other operating income (loss)	(17)	(17)	(57)	(57)

Total	$(12,022)	$(7,823)	$(30,638)	$(17,847)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized mortgage obligations—trading	$2,634	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	2.7 years (0.4 -6.7 years) 3.7% (0.8% - 4.7%) 23.4% (18.0% - 28.8%)
Other—trading	$1,245	Discounted cash flow model	Weighted average life Yield Constant prepayment rate	5.7 12.8% 9.0%	years
Mortgage servicing rights	$158,367	Discounted cash flow model	Prepayment speed Weighted average life Discount rate	8.7% (2.1% - 26.5%) 11.5 years (3.8 - 47.3 years) 12.0% (10.0 - 15.5%)
Contingent consideration	$(103,688)	Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	23.2% (0.0% - 100.0%) 5.3%
Loans held-in-portfolio	$11,887	External Appraisal	Haircut applied on external appraisals	19.9% (5.0% - 30.0%)
Loans held-for-sale	$102,092	Discounted cash flow model	Weighted average life Net loss rate	2.0 49.6%	years
Other real estate owned	$93,560	External Appraisal	Haircut applied on external appraisals	22.9% (5.0% - 40.0%)

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at September 30, 2012 and December 31, 2011, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Money market investments

Investments in money market instruments include highly liquid instruments with an average maturity of three months or less. For this reason, they carry a low risk of changes in value as a result of changes in interest rates, and the carrying amount approximates their fair value. Money market investments include federal funds sold, securities purchased under agreements to resell, time deposits with other banks, restricted cash, and excess balances held at the Federal Reserve. These money market investments are classified as Level 2, except for excess balances held at the Federal Reserve which are classified as Level 1.

Investment securities held-to-maturity

•

Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

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

	September 30, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and due from banks	$477,342	$477,342	$—	$—	$477,342	$535,282	$535,282
Money market investments	925,663	611,796	313,867	—	925,663	1,376,174	1,376,174
Trading account securities, excluding derivatives[1]	226,916	—	209,323	17,593	226,916	436,330	436,330
Investment securities available-for-sale[1]	5,120,301	3,941	5,109,217	7,143	5,120,301	5,009,823	5,009,823
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	95,425	—	—	97,424	97,424	98,973	98,770
Collateralized mortgage obligation-federal agency	147	—	—	153	153	160	151
Other	26,500	—	1,500	25,025	26,525	26,250	26,333

Total investment securities held-to-maturity	$122,072	$—	$1,500	$122,602	$124,102	$125,383	$125,254

Other investment securities:
FHLB stock	$117,550	$—	$117,550	$—	$117,550	$84,133	$84,133
FRB stock	79,718	—	79,718	—	79,718	79,648	79,648
Trust preferred securities	14,197	—	13,197	1,000	14,197	14,197	14,197
Other investments	1,924	—	—	3,675	3,675	1,902	3,605

Total other investment securities	$213,389	$—	$210,465	$4,675	$215,140	$179,880	$181,583

Loans held-for-sale	$337,049	$—	$9,387	$342,287	$351,675	$363,093	$390,783
Loans not covered under loss sharing agreement with the FDIC	20,117,554	—	—	16,926,290	16,926,290	19,912,233	16,753,889
Loans covered under loss sharing agreements with the FDIC	3,778,994	—	—	4,380,019	4,380,019	4,223,758	4,663,327
FDIC loss share asset	1,559,057	—	—	1,450,671	1,450,671	1,915,128	1,755,295
Mortgage servicing rights	158,367	—	—	158,367	158,367	151,323	151,323
Derivatives	49,881	—	49,881	—	49,881	61,887	61,887

	September 30, 2012					December 31, 2011
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,593,304	$—	$17,593,304	$—	$17,593,304	$17,232,087	$17,232,087
Time deposits	8,726,195	—	8,808,199	—	8,808,199	10,710,040	10,825,256

Total deposits	$26,319,499	$—	$26,401,503	$—	$26,401,503	$27,942,127	$28,057,343

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,306,374	$—	$1,313,558	$—	$1,313,558	$1,102,907	$1,107,314
Structured repurchase agreements	638,190	—	727,844	—	727,844	1,038,190	1,166,488

Total assets sold under agreements to repurchase	$1,944,564	$—	$2,041,401	$—	$2,041,401	$2,141,097	$2,273,802

Other short-term borrowings[2]	$1,206,200	$—	$1,206,200	$—	$1,206,200	$296,200	$296,200
Notes payable:
FHLB advances	$631,898	$—	$664,250	$—	$664,250	$642,568	$673,505
Medium-term notes	278,644	—	310,143	3,903	314,045	278,897	282,898
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	370,273	—	370,273	439,800	284,238
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	491,662	—	—	728,096	728,096	470,037	457,120
Others	24,373	—	—	24,373	24,373	25,070	25,070

Total notes payable	$1,866,377	$—	$1,344,666	$756,372	$2,101,038	$1,856,372	$1,722,831

Derivatives	$56,629	$—	$56,629	$—	$56,629	$66,700	$66,700

Contingent consideration	$103,688	$—	$—	$103,688	$103,688	$99,762	$99,762

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value	Notional amount	Fair value
Commitments to extend credit	$7,327,865	$—	$—	$1,633	$1,633	$6,695,956	$2,062
Letters of credit	154,745	—	—	2,285	2,285	136,341	2,339

[1]	Refer to Note 22 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 14 to the consolidated financial statements for the composition of short-term borrowings.

Note 24 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2012	2011	2012	2011
Net income	$47,188	$27,533	$161,335	$148,350
Preferred stock dividends	(931)	(931)	(2,792)	(2,792)

Net income applicable to common stock	$46,257	$26,602	$158,543	$145,558

Average common shares outstanding	102,451,410	102,166,004	102,363,099	102,147,450
Average potential dilutive common shares	33,550	—	182,375	104,270

Average common shares outstanding— assuming dilution	102,484,960	102,166,004	102,545,474	102,251,720

Basic and dilutive EPS	$0.45	$0.26	$1.55	$1.42

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

For the quarter and nine months ended September 30, 2012, there were 164,195 and 166,810 weighted average antidilutive stock options outstanding, respectively (September 30, 2011 – 207,813 and 210,077). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which had an antidilutive effect at September 30, 2012.

Note 25 – Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Debit card fees	$8,772	$13,075	$27,348	$39,795
Insurance fees	12,322	13,785	36,775	37,919
Credit card fees	14,576	13,738	41,403	36,106
Sale and administration of investment products	9,511	9,915	28,045	24,702
Mortgage servicing fees, net of fair value adjustments	9,857	2,120	29,123	10,649
Trust fees	3,977	4,006	12,127	11,611
Processing fees	1,406	1,684	4,819	5,121
Other fees	4,363	4,341	13,210	13,720

Total other services fees	$64,784	$62,664	$192,850	$179,623

Note 26 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
(Amortization) accretion of loss share indemnification asset	$(29,184)	$(21,072)	$(95,972)	$13,361
80% mirror accounting on credit impairment losses[1]	18,095	20,458	60,943	71,787
80% mirror accounting on reimbursable expenses[2]	7,378	(447)	19,846	570
80% mirror accounting on discount accretion on loans unfunded commitments accounted for under ASC 310-20	(248)	(2,916)	(744)	(32,919)
Change in true-up payment obligation	(2,991)	(1,640)	(4,849)	(4,684)
Other	243	256	1,389	1,229

Total FDIC loss share (expense) income	$(6,707)	$(5,361)	$(19,387)	$49,344

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.
[2]	Amounts presented are net of the mirror accounting on gains on sales of foreclosed assets.

Note 27 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2012	2011	2012	2011
Interest Cost	$7,495	$7,784	$393	$395
Expected return on plan assets	(9,810)	(10,840)	(526)	(450)
Amortization of net loss	5,426	2,829	323	148

Total net periodic pension cost (benefit)	$3,111	$(227)	$190	$93

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Interest Cost	$22,486	$23,354	$1,179	$1,186
Expected return on plan assets	(29,430)	(32,521)	(1,578)	(1,350)
Amortization of net loss	16,277	8,486	969	443

Total net periodic pension cost (benefit)	$9,333	$(681)	$570	$279

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter and nine months ended September 30, 2012. The total contributions expected to be paid during the year 2012 for the pension and benefit restoration plans amount to approximately $58 million.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$548	$504	$1,642	$1,512
Interest cost	1,950	2,135	5,851	6,405
Amortization of prior service cost	(50)	(240)	(150)	(720)
Amortization of net loss	540	267	1,621	801

Total net periodic postretirement benefit cost	$2,988	$2,666	$8,964	$7,998

Contributions made to the postretirement benefit plan for the quarter and nine months ended September 30, 2012 amounted to approximately $1.8 million and $5.6 million, respectively. The total contributions expected to be paid during the year 2012 for the postretirement benefit plan amount to approximately $7.4 million.

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

(Not in thousands) Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$ 158.35 - $185.00	57,987	$167.67	0.45	57,987	$167.67
$ 192.50 - $272.00	106,208	$252.32	1.75	106,208	$252.32

$ 158.35 - $272.00	164,195	$222.43	1.29	164,195	$222.43

There was no intrinsic value of options outstanding and exercisable at September 30, 2012 and 2011.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2010	227,518	$206.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(20,572)	195.48

Outstanding at December 31, 2011	206,946	$207.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(42,751)	151.74

Outstanding at September 30, 2012	164,195	$222.43

The stock options exercisable at September 30, 2012 totaled 164,195 (September 30, 2011 – 207,813). There were no stock options exercised during the quarters and nine months ended September 30, 2012 and 2011. Thus, there was no intrinsic value of options exercised during the quarters and nine months ended September 30, 2012 and 2011.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2011 and 2012.

There was no stock option expense recognized for the quarters and nine months ended September 30, 2012 and 2011.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	113,174	$36.06
Granted	155,945	32.35
Vested	(5,156)	89.97
Forfeited	(22,029)	42.03

Non-vested at December 31, 2011	241,934	$31.98
Granted	359,427	17.72
Vested	(95,543)	37.78
Forfeited	(9,036)	27.02

Non-vested at September 30, 2012	496,782	$20.64

During the quarters ended September 30, 2012 and 2011, there were no shares of restricted stock awarded to management under the Incentive Plan. For the nine -month period ended September 30, 2012, 359,427 shares of restricted stock (September 30, 2011 – 155,945) were awarded to management under the Incentive Plan, from which 253,170 shares (September 30, 2011 – 111,045) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended September 30, 2012, the Corporation recognized $ 1.1 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (September 30, 2011—$ 0.3 million, with a tax benefit of $ 49 thousand). For the nine -month period ended September 30, 2012, the Corporation recognized $ 3.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.8 million (September 30, 2011—$ 1.5 million, with a tax benefit of $ 0.4 million). During the quarter ended September 30, 2012, there was vesting of restricted stock. For the nine -month period ended September 30, 2012, the fair market value of the restricted stock vested was $2.7 million at grant date and $1.6 million at vesting date. This triggers a shortfall of $0.3 million that was recorded as an additional income tax expense at the applicable income tax rate. No additional income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2012 was $ 13 million and is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2010	—	—
Granted	30,163	$26.72
Vested	(30,163)	26.72
Forfeited	—	—

Non-vested at December 31, 2011	—	—
Granted	37,800	$16.11
Vested	(37,800)	16.11
Forfeited	—	—

Non-vested at September 30, 2012	—	—

During the quarter ended September 30, 2012, the Corporation granted 3,322 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2011 – 2,792). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $32 thousand (September 30, 2011—$0.1 million, with a tax benefit of $35 thousand). For the nine -month period ended September 30, 2012, the Corporation granted 37,800 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2011 – 24,662). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (September 30, 2011—$0.3 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2012 for directors was $ 0.6 million.

Note 29 – Income taxes

Income tax expense (benefit) differed from the amounts computed by applying the Puerto Rico income tax rate of 30 percent to pre-tax income as a result of the following:

	Quarters ended
	September 30, 2012		September 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$18,772	30%	$9,921	30%
Net benefit of net tax exempt interest income	(7,625)	(12)	(7,779)	(23)
Deferred tax asset valuation allowance	1,611	3	1,473	4
Non-deductible expenses	5,817	9	5,475	17
Difference in tax rates due to multiple jurisdictions	(250)	—	(1,542)	(5)
Effect of income subject to preferential tax rate[1]	7,662	12	(79)	—
Unrecognized tax benefits	(8,985)	(14)	(750)	(2)
Others	(1,618)	(3)	(1,182)	(4)

Income tax expense	$15,384	25%	$5,537	17%

[1]	Includes the adjustment related to the Closing Agreement with the P.R. Treasury signed in June 2012.

	Nine months ended
	September 30, 2012		September 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$34,505	30%	$78,904	30%
Net benefit of net tax exempt interest income	(18,378)	(16)	(25,392)	(10)
Deferred tax asset valuation allowance	2,730	2	113	—
Non-deductible expenses	17,182	15	16,201	6
Difference in tax rates due to multiple jurisdictions	(4,606)	(4)	(5,884)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	39
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(20)

Effect of income subject to preferential tax rate[2]	(66,607)	(58)	(411)	—
Unrecognized tax benefits	(8,985)	(8)	(5,160)	(2)
Others	(2,158)	(1)	6,621	3

Income tax (benefit) expense	$(46,317)	(40)%	$114,664	44%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012 as adjusted as of September 30, 2012.

The results for the nine months ended September 30, 2012 reflect a tax benefit of $72.9 million, recorded during the second quarter, related to the reduction of the deferred tax liability on the estimated gains for tax purposes related to the loans acquired from Westernbank (the “Acquired Loans”). In June 2012, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) and the Corporation entered into a Closing Agreement (the “Closing Agreement”) to clarify that the Acquired Loans are a capital asset and any gain resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%, thus reducing the deferred tax liability on the estimated gain and recognizing an income tax benefit for accounting purposes.

The results for the nine months ended September 30, 2011 reflect an income tax expense of $ 103.3 million due to the effect on the net deferred tax asset of the reduction in the marginal corporate income tax rate from 39% to 30% as a result of the enactment on January 31, 2011 of a new Internal Revenue Code in Puerto Rico. The results also reflect a tax benefit of $53.6 million as a result of a private ruling and a Closing Agreement entered into with the P.R. Treasury. In June 2011, the P.R. Treasury and the Corporation signed a Closing Agreement in which both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of the Corporation for years 2009 and 2010 will be deferred until years 2013 through 2016. The tax benefit arises from the recovery of certain tax benefits not previously recorded during 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of exempt income) that were previously unavailable to the Corporation as a result of being in a loss position during such years.

The effective tax rate for the Corporation’s Puerto Rico banking operations for 2012 is estimated at 15.8%.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2012	December 31, 2011
Deferred tax assets:
Tax credits available for carryforward	$3,633	$3,459
Net operating loss and other carryforward available	1,195,338	1,174,488
Postretirement and pension benefits	102,796	104,663
Deferred loan origination fees	6,813	6,788
Allowance for loan losses	599,030	605,105
Deferred gains	10,836	11,763
Accelerated depreciation	5,798	5,527
Intercompany deferred gains	3,792	4,344
Other temporary differences	35,972	27,661

Total gross deferred tax assets	1,964,008	1,943,798

Deferred tax liabilities:
Differences between the assigned values and the tax bases of assets and liabilities recognized in purchase business combinations	35,906	32,293
Difference in outside basis between financial and tax reporting on sale of a business	8,155	20,721
FDIC-assisted transaction	57,293	142,000
Unrealized net gain on trading and available-for-sale securities	55,833	73,991
Deferred loan origination costs	3,273	4,277
Other temporary differences	7,252	6,507

Total gross deferred tax liabilities	167,712	279,789

Valuation allowance	1,261,594	1,259,358

Net deferred tax asset	$534,702	$404,651

The net deferred tax asset shown in the table above at September 30, 2012 is reflected in the consolidated statements of financial condition as $546 million in net deferred tax assets (in the “Other assets” caption) (December 31, 2011—$430 million) and $11 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2011—$25 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2012. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At September 30, 2012, the Corporation recorded a valuation allowance of approximately $ 1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2011—$ 1.3 billion).

At September 30, 2012, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $561 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended September 30, 2012 taking into account taxable income exclusive of temporary differences. This cumulative loss position was mainly due to the performance of the construction and commercial real estate loan portfolios in prior years, including the losses related to the reclassification and sale of certain loans pertaining to those portfolios. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to ten years; (iv) unrealized gain on appreciated assets that could be realized to increase taxable income; and (v) the financial results of the operations showed an improvement in the profitability of the business during 2011 and first three quarters of 2012. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2012	2011
Balance at January 1	$19.5	$26.3
Additions for tax positions—January through March	0.7	2.2
Reduction as a result of settlements—January through March	—	(4.4)

Balance at March 31	$20.2	$24.1
Additions for tax positions—April through June	—	0.8
Additions for tax positions taken in prior years—April through June	—	2.1
Reduction for tax positions—April through June	(0.2)	—
Reduction for tax positions taken in prior years—April through June	(0.7)	—

Balance at June 30	$19.3	$27.0
Additions for tax positions—July through September	0.2	0.3
Reduction as a result of lapse of statute of limitations—July through September	(6.3)	(6.0)

Balance at September 30	$13.2	$21.3

The accrued interest related to uncertain tax positions approximated $4.1 million at September 30, 2012 (December 31, 2011—$5.5 million). Management determined that at September 30, 2012 and December 31, 2011, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $16.4 million at September 30, 2012 (September 30, 2011—$25.6 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2012, the following years remain subject to examination in the U.S. Federal jurisdiction: 2009 and thereafter; and in the Puerto Rico jurisdiction, 2008 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $8 million.

Note 30 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2012 and September 30, 2011 are listed in the following table:

(In thousands)	September 30, 2012	September 30, 2011
Non-cash activities:
Loans transferred to other real estate	$218,798	$139,807
Loans transferred to other property	18,970	20,690

Total loans transferred to foreclosed assets	237,768	160,497
Transfers from loans held-in-portfolio to loans held-for-sale	55,826	53,618
Transfers from loans held-for-sale to loans held-in-portfolio	10,325	27,234
Loans securitized into investment securities[1]	834,352	829,927
Trades receivables from brokers and counterparties	287,322	855,567
Trades payables to brokers and counterparties	71,698	—
Recognition of mortgage servicing rights on securitizations or asset transfers	12,842	15,651
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	102,353

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 31 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2012, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2012
For the quarter ended September 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$300,862	$69,598	$—
Provision for loan losses	92,439	13,851	—
Non-interest income	113,532	11,481	—
Amortization of intangibles	1,801	680	—
Depreciation expense	9,368	2,000	—
Loss on early extinguishment of debt	43	—	—
Other operating expenses	220,430	54,942	—
Income tax expense	17,090	937	—

Net income	$73,223	$8,669	$—

Segment assets	$27,682,822	$8,572,541	$(10,735)

For the quarter ended September 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$370,460	$(27,218)	$184	$343,426
Provision for loan losses	106,290	(82)	—	106,208
Non-interest income	125,013	7,514	(16,818)	115,709
Amortization of intangibles	2,481	—	—	2,481
Depreciation expense	11,368	303	—	11,671
Loss on early extinguishment of debt	43	—	—	43
Other operating expenses	275,372	18,197	(17,409)	276,160
Income tax expense (benefit)	18,027	(2,851)	208	15,384

Net income (loss)	$81,892	$(35,271)	$567	$47,188

Segment assets	$36,244,628	$5,310,533	$(5,051,795)	$36,503,366

For the nine months ended September 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$889,424	$213,228	$—
Provision for loan losses	281,986	43,877	—
Non-interest income	311,863	42,187	—
Amortization of intangibles	5,565	2,040	—
Depreciation expense	27,992	6,017	—
Loss on early extinguishment of debt	25,184	—	—
Other operating expenses	673,747	172,127	—
Income tax (benefit) expense	(39,281)	2,809	—

Net income	$226,094	$28,545	$—

For the nine months ended September 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,102,652	$(81,035)	$591	$1,022,208
Provision for loan losses	325,863	267	—	326,130
Non-interest income	354,050	30,353	(51,062)	333,341
Amortization of intangibles	7,605	—	—	7,605
Depreciation expense	34,009	944	—	34,953
Loss on early extinguishment of debt	25,184	—	—	25,184
Other operating expenses	845,874	52,376	(51,591)	846,659
Income tax benefit	(36,472)	(10,108)	263	(46,317)

Net income (loss)	$254,639	$(94,161)	$857	$161,335

2011
For the quarter ended September 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$321,586	$73,487	$—
Provision for loan losses	156,630	19,646	—
Non-interest income	117,626	17,711	—
Amortization of intangibles	1,783	680	—
Depreciation expense	9,133	1,901	—
Loss on early extinguishment of debt	109	—	—
Other operating expenses	210,230	59,484	—
Income tax expense	7,149	937	—

Net income	$54,178	$8,550	$—

For the quarter ended September 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$395,073	$(25,992)	$230	$369,311
Provision for loan losses	176,276	—	—	176,276
Non-interest income	135,337	3,465	(16,412)	122,390
Amortization of intangibles	2,463	—	—	2,463
Depreciation expense	11,034	380	—	11,414
Loss on early extinguishment of debt	109	—	—	109
Other operating expenses	269,714	15,801	(17,146)	268,369
Income tax expense (benefit)	8,086	(2,873)	324	5,537

Net income (loss)	$62,728	$(35,835)	$640	$27,533

For the nine months ended September 30, 2011
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$942,198	$222,902	$—
Provision for loan losses	343,210	52,702	—
Non-interest income	352,497	54,255	—
Amortization of intangibles	4,933	2,040	—
Depreciation expense	27,866	5,745	—
Loss on early extinguishment of debt	637	—	—
Other operating expenses	604,626	180,419	—
Income tax expense	115,817	2,809	—

Net income	$197,606	$33,442	$—

For the nine months ended September 30, 2011
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,165,100	$(78,640)	$752	$1,087,212
Provision for loan losses	395,912	—	—	395,912
Non-interest income	406,752	55,488	(51,322)	410,918
Amortization of intangibles	6,973	—	—	6,973
Depreciation expense	33,611	1,253	—	34,864
Loss on early extinguishment of debt	637	8,000	—	8,637
Other operating expenses	785,045	55,922	(52,237)	788,730
Income tax expense (benefit)	118,626	(4,587)	625	114,664

Net income (loss)	$231,048	$(83,740)	$1,042	$148,350

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2012
For the quarter ended September 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$102,394	$195,952	$2,516	$—	$300,862
Provision for loan losses	55,300	37,139	—	—	92,439
Non-interest income	13,650	74,111	25,809	(38)	113,532
Amortization of intangibles	2	1,708	91	—	1,801
Depreciation expense	4,238	4,886	244	—	9,368
Loss on early extinguishment of debt	43	—	—	—	43
Other operating expenses	69,040	135,179	16,249	(38)	220,430
Income tax (benefit) expense	(6,007)	20,119	2,978	—	17,090

Net (loss) income	$(6,572)	$71,032	$8,763	$—	$73,223

Segment assets	$12,916,405	$19,835,054	$603,436	$(5,672,073)	$27,682,822

For the nine months ended September 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$311,671	$568,154	$9,595	$4	$889,424
Provision for loan losses	111,723	170,263	—	—	281,986
Non-interest income	32,660	196,228	83,079	(104)	311,863
Amortization of intangibles	12	5,126	427	—	5,565
Depreciation expense	12,610	14,662	720	—	27,992
Loss on early extinguishment of debt	7,905	17,279	—	—	25,184
Other operating expenses	204,289	418,323	51,239	(104)	673,747
Income tax (benefit) expense	(26,397)	(23,240)	10,354	2	(39,281)

Net income	$34,189	$161,969	$29,934	$2	$226,094

2011
For the quarter ended September 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$128,265	$190,093	$3,216	$12	$321,586
Provision for loan losses	109,364	47,266	—	—	156,630
Non-interest income	40,653	48,201	28,818	(46)	117,626
Amortization of intangibles	26	1,599	158	—	1,783
Depreciation expense	4,173	4,716	244	—	9,133
Loss on early extinguishment of debt	109	—	—	—	109
Other operating expenses	62,135	131,434	16,704	(43)	210,230
Income tax (benefit) expense	(5,652)	8,644	4,153	4	7,149

Net (loss) income	$(1,237)	$44,635	$10,775	$5	$54,178

For the nine months ended September 30, 2011
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$386,684	$547,257	$8,164	$93	$942,198
Provision for loan losses	241,550	101,660	—	—	343,210
Non-interest income	127,992	149,609	74,883	13	352,497
Amortization of intangibles	78	4,389	466	—	4,933
Depreciation expense	12,717	14,430	719	—	27,866
Loss on early extinguishment of debt	637	—	—	—	637
Other operating expenses	177,400	380,017	47,350	(141)	604,626
Income tax expense	52,338	54,007	9,375	97	115,817

Net income	$29,956	$142,363	$25,137	$150	$197,606

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2012
For the quarter ended September 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$68,639	$959	$—	$69,598
Provision for loan losses	8,294	5,557	—	13,851
Non-interest income	9,470	2,011	—	11,481
Amortization of intangibles	680	—	—	680
Depreciation expense	2,000	—	—	2,000
Other operating expenses	54,430	512	—	54,942
Income tax expense	937	—	—	937

Net income ( loss)	$11,768	$(3,099)	$—	$8,669

Segment assets	$9,298,408	$381,463	$(1,107,330)	$8,572,541

For the nine months ended September 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$210,705	$2,523	$—	$213,228
Provision for loan losses	31,180	12,697	—	43,877
Non-interest income	39,207	2,980	—	42,187
Amortization of intangibles	2,040	—	—	2,040
Depreciation expense	6,017	—	—	6,017
Other operating expenses	169,976	2,151	—	172,127
Income tax expense	2,809	—	—	2,809

Net income (loss)	$37,890	$(9,345)	$—	$28,545

2011
For the quarter ended September 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$72,806	$681	$—	$73,487
Provision for loan losses	15,668	3,978	—	19,646
Non-interest income	17,481	230	—	17,711
Amortization of intangibles	680	—	—	680
Depreciation expense	1,901	—	—	1,901
Other operating expenses	58,139	1,345	—	59,484
Income tax expense	937	—	—	937

Net income (loss)	$12,962	$(4,412)	$—	$8,550

For the nine months ended September 30, 2011
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$221,307	$1,595	$—	$222,902
Provision for loan losses	34,579	18,123	—	52,702
Non-interest income	53,209	1,046	—	54,255
Amortization of intangibles	2,040	—	—	2,040
Depreciation expense	5,745	—	—	5,745
Other operating expenses	172,179	8,240	—	180,419
Income tax expense	2,809	—	—	2,809

Net income (loss)	$57,164	$(23,722)	$—	$33,442

Geographic Information
	Quarter ended		Nine months ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:[1]
Puerto Rico	$360,354	$383,184	$1,043,677	$1,166,524
United States	74,248	85,269	238,490	261,482
Other	24,533	23,248	73,382	70,124

Total consolidated revenues	$459,135	$491,701	$1,355,549	$1,498,130

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain on sale and valuation adjustments of investment securities, trading account profit, net gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income, fair value change in equity appreciation instrument and other operating income.

Selected Balance Sheet Information:
(In thousands)	September 30, 2012	December 31, 2011
Puerto Rico
Total assets	$26,533,351	$27,410,644
Loans	18,315,321	18,594,751
Deposits	19,334,183	20,696,606

United States
Total assets	$8,787,390	$8,708,709
Loans	5,837,485	5,845,359
Deposits	6,022,331	6,151,959

Other
Total assets	$1,182,625	$1,229,079
Loans	841,963	874,282
Deposits [1]	962,985	1,093,562

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 32—Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2012. Such evaluation resulted in no adjustments or additional disclosures in the consolidated financial statements for the quarter and nine months ended September 30, 2012, other than information updated in the legal proceedings in Note 19.

Note 33—Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2012 and December 31, 2011, and the results of their operations and cash flows for periods ended September 30, 2012 and 2011.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at September 30, 2012, BPPR could have declared a dividend of approximately $371 million (December 31, 2011—$243 million). Currently, the prior approval of the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions in Puerto Rico is necessary for the payments of any dividends by BPPR to PIHC. Prior approval of the Federal Reserve Bank of New York is also necessary for the payments of any dividends by BPNA to PIHC.

Condensed Consolidating Statement of Financial Condition

	At September 30, 2012
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$4,177	$626	$477,537	$(4,998)	$477,342
Money market investments	18,337	640	907,326	(640)	925,663
Trading account securities, at fair value	—	—	226,918	—	226,918
Investment securities available-for-sale, at fair value	41,193	—	5,096,076	(16,968)	5,120,301
Investment securities held-to-maturity, at amortized cost	185,000	—	122,072	(185,000)	122,072
Other investment securities, at lower of cost or realizable value	10,850	4,492	198,047	—	213,389
Investment in subsidiaries	4,209,097	1,643,820	—	(5,852,917)	—
Loans held-for-sale, at lower of cost or fair value	—	—	337,049	—	337,049

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	320,572	—	20,821,269	(290,733)	20,851,108
Loans covered under loss sharing agreements with the FDIC	—	—	3,903,867	—	3,903,867
Less - Unearned income	—	—	97,255	—	97,255
Allowance for loan losses	190	—	760,982	—	761,172

Total loans held-in-portfolio, net	320,382	—	23,866,899	(290,733)	23,896,548

FDIC loss share asset	—	—	1,559,057	—	1,559,057
Premises and equipment, net	2,661	116	522,956	—	525,733
Other real estate not covered under loss sharing agreements with the FDIC	—	—	252,024	—	252,024
Other real estate covered under loss sharing agreements with the FDIC	—	—	125,514	—	125,514
Accrued income receivable	2,680	31	131,588	(356)	133,943
Mortgage servicing assets, at fair value	—	—	158,367	—	158,367
Other assets	102,847	12,553	1,633,355	(23,828)	1,724,927
Goodwill	—	—	647,757	—	647,757
Other intangible assets	553	—	56,209	—	56,762

Total assets	$4,897,777	$1,662,278	$36,318,751	$(6,375,440)	$36,503,366

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,409,909	$(5,439)	$5,404,470
Interest bearing	—	—	20,936,879	(21,850)	20,915,029

Total deposits	—	—	26,346,788	(27,289)	26,319,499

Assets sold under agreements to repurchase	—	—	1,944,564	—	1,944,564
Other short-term borrowings	—	1,000	1,470,000	(264,800)	1,206,200
Notes payable	782,474	427,381	656,522	—	1,866,377
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	46,319	44,777	1,052,530	(45,884)	1,097,742

Total liabilities	828,793	473,158	31,655,404	(522,973)	32,434,382

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,031	2	55,628	(55,630)	1,031
Surplus	4,123,154	4,153,208	8,799,459	(12,944,140)	4,131,681
Accumulated deficit	(45,656)	(3,019,127)	(4,129,950)	7,140,550	(54,183)
Treasury stock, at cost	(270)	—	—	—	(270)
Accumulated other comprehensive (loss)income, net of tax	(59,435)	55,037	(61,790)	6,753	(59,435)

Total stockholders’ equity	4,068,984	1,189,120	4,663,347	(5,852,467)	4,068,984

Total liabilities and stockholders’ equity	$4,897,777	$1,662,278	$36,318,751	$(6,375,440)	$36,503,366

Condensed Consolidating Statement of Financial Condition

	At December 31, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets
Cash and due from banks	$6,365	$932	$534,796	$(6,811)	$535,282
Money market investments	42,239	552	1,357,996	(24,613)	1,376,174
Trading account securities, at fair value	—	—	436,331	—	436,331
Investment securities available-for-sale, at fair value	35,700	—	4,991,760	(17,637)	5,009,823
Investment securities held-to-maturity, at amortized cost	185,000	—	125,383	(185,000)	125,383
Other investment securities, at lower of cost or realizable value	10,850	4,492	164,538	—	179,880
Investment in subsidiaries	3,987,287	1,627,313	—	(5,614,600)	—
Loans held-for-sale, at lower of cost or fair value	—	—	363,093	—	363,093

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	249,615	—	20,673,552	(219,975)	20,703,192
Loans covered under loss sharing agreements with the FDIC	—	—	4,348,703	—	4,348,703
Less - Unearned income	—	—	100,596	—	100,596
Allowance for loan losses	8	—	815,300	—	815,308

Total loans held-in-portfolio, net	249,607	—	24,106,359	(219,975)	24,135,991

FDIC loss share asset	—	—	1,915,128	—	1,915,128
Premises and equipment, net	2,533	118	535,835	—	538,486
Other real estate not covered under loss sharing agreements with the FDIC	—	—	172,497	—	172,497
Other real estate covered under loss sharing agreements with the FDIC	—	—	109,135	—	109,135
Accrued income receivable	1,512	113	123,859	(275)	125,209
Mortgage servicing assets, at fair value	—	—	151,323	—	151,323
Other assets	217,877	13,222	1,261,324	(30,030)	1,462,393
Goodwill	—	—	648,350	—	648,350
Other intangible assets	554	—	63,400	—	63,954

Total assets	$4,739,524	$1,646,742	$37,061,107	$(6,098,941)	$37,348,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,688,643	$(33,169)	$5,655,474
Interest bearing	—	—	22,287,448	(795)	22,286,653

Total deposits	—	—	27,976,091	(33,964)	27,942,127

Assets sold under agreements to repurchase	—	—	2,165,157	(24,060)	2,141,097
Other short-term borrowings	—	30,500	$459,600	(193,900)	296,200
Notes payable	760,849	427,297	668,226	—	1,856,372
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	59,922	$42,269	1,138,702	(47,010)	1,193,883

Total liabilities	820,771	500,066	32,592,776	(483,934)	33,429,679

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,026	2	55,627	(55,629)	1,026
Surplus	4,115,371	4,103,208	5,859,773	(9,954,454)	4,123,898
Accumulated deficit	(204,199)	(3,013,481)	(1,403,925)	4,408,879	(212,726)
Treasury stock, at cost	(1,057)	—	—	—	(1,057)
Accumulated other comprehensive (loss) income, net of tax	(42,548)	56,947	(43,144)	(13,803)	(42,548)

Total stockholders’ equity	3,918,753	1,146,676	4,468,331	(5,615,007)	3,918,753

Total liabilities and stockholders’ equity	$4,739,524	$1,646,742	$37,061,107	$(6,098,941)	$37,348,432

Condensed Statement of Operations (Unaudited)

	Quarter ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,759	$—	$386,922	$(1,300)	$387,381
Money market investments	—	3	862	(3)	862
Investment securities	4,052	81	39,028	(3,216)	39,945
Trading account securities	—	—	5,815	—	5,815

Total interest income	5,811	84	432,627	(4,519)	434,003

Interest expense:
Deposits	—	—	43,025	(25)	43,000
Short-term borrowings	—	2	10,761	(887)	9,876
Long-term debt	24,118	8,067	8,427	(2,911)	37,701

Total interest expense	24,118	8,069	62,213	(3,823)	90,577

Net interest (expense) income	(18,307)	(7,985)	370,414	(696)	343,426
Provision for loan losses- non-covered loans	(82)	—	83,671	—	83,589
Provision for loan losses- covered loans	—	—	22,619	—	22,619

Net interest (expense) income after provision for loan losses	(18,225)	(7,985)	264,124	(696)	237,218

Service charges on deposit accounts	—	—	45,858	—	45,858
Other service fees	—	—	68,385	(3,601)	64,784
Net gain on sale and valuation adjustments of investment securities	—	—	64	—	64
Trading account loss	—	—	(2,266)	—	(2,266)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	18,495	—	18,495
Adjustments (expense) to indemnity reserves on loans sold	—	—	(8,717)	—	(8,717)
FDIC loss share expense	—	—	(6,707)	—	(6,707)
Other operating income (loss)	103	(1,149)	18,036	(12,792)	4,198

Total non-interest income (loss)	103	(1,149)	133,148	(16,393)	115,709

Operating expenses:
Personnel costs	6,675	—	104,875	—	111,550
Net occupancy expenses	844	—	22,772	793	24,409

Equipment expenses	1,021	-	10,426	-	11,447
Other taxes	368	—	12,298	—	12,666
Professional fees	3,647	3	67,875	(18,113)	53,412
Communications	114	—	6,386	—	6,500
Business promotion	425	—	14,499	—	14,924
FDIC deposit insurance	—	—	24,173	—	24,173
Loss on early extinguishment of debt	—	—	43	—	43
Other real estate owned (OREO) expenses	—	—	5,896	—	5,896
Other operating expenses	(12,468)	110	35,755	(543)	22,854
Amortization of intangibles	—	—	2,481	—	2,481

Total operating expenses	626	113	307,479	(17,863)	290,355

(Loss) income before income tax and equity in earnings of subsidiaries	(18,748)	(9,247)	89,793	774	62,572
Income tax expense	72	—	15,103	209	15,384

(Loss) income before equity in earnings of subsidiaries	(18,820)	(9,247)	74,690	565	47,188
Equity in undistributed earnings of subsidiaries	66,008	5,203	—	(71,211)	—

Net Income (Loss)	$47,188	$(4,044)	$74,690	$(70,646)	$47,188

Comprehensive income (loss), net of tax	$44,336	$(4,082)	$71,037	$(66,955)	$44,336

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and Dividend Income:
Dividend income from subsidiaries	$5,000	$—	$—	$(5,000)	$—
Loans	4,966	—	1,163,409	(3,710)	1,164,665
Money market investments	13	25	2,773	(37)	2,774
Investment securities	12,240	242	125,978	(9,632)	128,828
Trading account securities	—	—	17,669	—	17,669

Total interest and dividend income	22,219	267	1,309,829	(18,379)	1,313,936

Interest Expense:
Deposits	—	—	143,321	(128)	143,193
Short-term borrowings	—	144	38,883	(2,524)	36,503
Long-term debt	71,462	24,223	25,083	(8,736)	112,032

Total interest expense	71,462	24,367	207,287	(11,388)	291,728

Net interest (expense) income	(49,243)	(24,100)	1,102,542	(6,991)	1,022,208
Provision for loan losses- non-covered loans	267	—	247,579	—	247,846
Provision for loan losses- covered loans	—	—	78,284	—	78,284

Net interest (expense) income after provision for loan losses	(49,510)	(24,100)	776,679	(6,991)	696,078

Service charges on deposit accounts	—	—	138,577	—	138,577
Other service fees	—	—	203,571	(10,721)	192,850
Net loss on sale and valuation adjustments of investment securities	—	—	(285)	—	(285)
Trading account loss	—	—	(11,692)	—	(11,692)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	18,569	—	18,569
Adjustments (expense) to indemnity reserves on loans sold	—	—	(17,990)	—	(17,990)
FDIC loss share expense	—	—	(19,387)	—	(19,387)
Other operating income	4,540	380	66,846	(39,067)	32,699

Total non-interest income	4,540	380	378,209	(49,788)	333,341

Operating Expenses:
Personnel costs	22,028	—	327,349	—	349,377
Net occupancy expenses	2,577	2	68,564	2,391	73,534
Equipment expenses	2,802	—	30,886	—	33,688
Other taxes	1,796	—	36,382	—	38,178
Professional fees	8,519	9	198,867	(53,751)	153,644
Communications	340	—	19,936	—	20,276
Business promotion	1,326	—	43,428	—	44,754
FDIC deposit insurance	—	—	72,006	—	72,006
Loss on early extinguishment of debt	—	—	25,184	—	25,184
Other real estate owned (OREO) expenses	—	—	22,441	—	22,441
Other operating expenses	(37,138)	331	112,059	(1,538)	73,714
Amortization of intangibles	—	—	7,605	—	7,605

Total operating expenses	2,250	342	964,707	(52,898)	914,401

(Loss) income before income tax and equity in earnings of subsidiaries	(47,220)	(24,062)	190,181	(3,881)	115,018
Income tax benefit	(1,185)	—	(45,395)	263	(46,317)

(Loss) income before equity in earnings of subsidiaries	(46,035)	(24,062)	235,576	(4,144)	161,335
Equity in undistributed earnings of subsidiaries	207,370	18,417	—	(225,787)	—

Net Income (Loss)	$161,335	$(5,645)	$235,576	$(229,931)	$161,335

Comprehensive income (loss), net of tax	$144,448	$(7,555)	$216,930	$(209,375)	$144,448

Condensed Statement of Operations (Unaudited)

	Quarter ended September 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,915	$—	$428,469	$(1,385)	$428,999
Money market investments	—	1	886	(1)	886
Investment securities	4,031	81	50,194	(3,221)	51,085
Trading account securities	—	—	10,788	—	10,788

Total interest income	5,946	82	490,337	(4,607)	491,758

Interest expense:
Deposits	—	—	65,935	(67)	65,868
Short-term borrowings	—	138	14,575	(969)	13,744
Long-term debt	22,983	8,054	14,711	(2,913)	42,835

Total interest expense	22,983	8,192	95,221	(3,949)	122,447

Net interest (expense) income	(17,037)	(8,110)	395,116	(658)	369,311
Provision for loan losses- non-covered loans	—	—	150,703	—	150,703
Provision for loan losses- covered loans	—	—	25,573	—	25,573

Net interest (expense) income after provision for loan losses	(17,037)	(8,110)	218,840	(658)	193,035

Service charges on deposit accounts	—	—	46,346	—	46,346
Other service fees	—	—	66,306	(3,642)	62,664
Net gain on sale and valuation adjustments of investment securities	—	—	8,134	—	8,134
Trading account profit	—	—	2,912	—	2,912
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	20,294	—	20,294
Adjustments (expense) to indemnity reserves on loans sold	—	—	(10,285)	—	(10,285)
FDIC loss share expense	—	—	(5,361)	—	(5,361)
Other operating (loss) income	(1,823)	(306)	12,104	(12,289)	(2,314)

Total non-interest (loss) income	(1,823)	(306)	140,450	(15,931)	122,390

Operating expenses:
Personnel costs	8,280	—	103,444	—	111,724
Net occupancy expenses	802	1	24,227	855	25,885
Equipment expenses	831	—	9,686	—	10,517
Other taxes	803	—	11,588	—	12,391
Professional fees	2,658	3	63,894	(17,799)	48,756
Communications	75	1	6,724	—	6,800
Business promotion	430	—	14,220	—	14,650
FDIC deposit insurance	—	—	23,285	—	23,285
Loss on early extinguishment of debt	—	—	109	—	109
Other real estate owned (OREO) expenses	—	—	3,234		3,234
Other operating expenses	(12,733)	111	35,771	(608)	22,541
Amortization of intangibles	—	—	2,463	—	2,463

Total operating expenses	1,146	116	298,645	(17,552)	282,355

(Loss) income before income tax and equity in earnings of subsidiaries	(20,006)	(8,532)	60,645	963	33,070
Income tax (benefit) expense	(642)	(23)	5,878	324	5,537

(Loss) income before equity in earnings of subsidiaries	(19,364)	(8,509)	54,767	639	27,533
Equity in undistributed earnings of subsidiaries	46,897	5,424	—	(52,321)	—

Net Income (Loss)	$27,533	$(3,085)	$54,767	$(51,682)	$27,533

Comprehensive income, net of tax	$48,337	$13,487	$76,389	$(89,876)	$48,337

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest Income:
Loans	$6,973	$—	$1,293,123	$(5,262)	$1,294,834
Money market investments	5	4	2,809	(59)	2,759
Investment securities	12,192	242	154,412	(9,663)	157,183
Trading account securities	—	—	29,332	—	29,332

Total interest income	19,170	246	1,479,676	(14,984)	1,484,108

Interest Expense:
Deposits	—	—	213,687	(268)	213,419
Short-term borrowings	50	694	44,685	(3,951)	41,478
Long-term debt	71,315	23,341	56,079	(8,736)	141,999

Total interest expense	71,365	24,035	314,451	(12,955)	396,896

Net interest (expense) income	(52,195)	(23,789)	1,165,225	(2,029)	1,087,212
Provision for loan losses- non-covered loans	—	—	306,177	—	306,177
Provision for loan losses- covered loans	—	—	89,735	—	89,735

Net interest (expense) income after provision for loan losses	(52,195)	(23,789)	769,313	(2,029)	691,300

Service charges on deposit accounts	—	—	138,778	—	138,778
Other service fees	—	—	191,339	(11,716)	179,623
Net gain on sale and valuation adjustments of investment securities	—	—	8,044	—	8,044
Trading account profit	—	—	3,287	—	3,287
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	14,756	—	14,756
Adjustments (expense) to indemnity reserves on loans sold	—	—	(29,587)	—	(29,587)
FDIC loss share income	—	—	49,344	—	49,344
Fair value change in equity appreciation instrument	—	—	8,323	—	8,323
Other operating income	18,531	1,082	57,039	(38,302)	38,350

Total non-interest income	18,531	1,082	441,323	(50,018)	410,918

Operating Expenses:
Personnel costs	22,142	—	306,681	—	328,823
Net occupancy expenses	2,506	2	71,299	2,621	76,428
Equipment expenses	2,411	—	30,903	—	33,314
Other taxes	1,465	—	37,521	—	38,986
Professional fees	9,330	9	190,213	(54,629)	144,923
Communications	309	10	20,879	—	21,198
Business promotion	1,238	—	34,604	—	35,842
FDIC deposit insurance	—	—	68,640	—	68,640
Loss on early extinguishment of debt	8,000	—	637	—	8,637
Other real estate owned (OREO) expenses	—	—	11,885	—	11,885
Other operating expenses	(38,250)	332	103,178	(1,705)	63,555
Amortization of intangibles	—	—	6,973	—	6,973

Total operating expenses	9,151	353	883,413	(53,713)	839,204

(Loss) income before income tax and equity in earnings of subsidiaries	(42,815)	(23,060)	327,223	1,666	263,014
Income tax expense (benefit)	2,495	(287)	111,831	625	114,664

(Loss) income before equity in earnings of subsidiaries	(45,310)	(22,773)	215,392	1,041	148,350
Equity in undistributed earnings of subsidiaries	193,660	25,868	—	(219,528)	—

Net Income	$148,350	$3,095	$215,392	$(218,487)	$148,350

Comprehensive income, net of tax	$209,886	$37,499	$275,961	$(313,460)	$209,886

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$161,335	$(5,645)	$235,576	$(229,931)	$161,335

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(207,370)	(18,417)	—	225,787	—
Provision for loan losses	267	—	325,863	—	326,130
Amortization of intangibles	—	—	7,605	—	7,605
Depreciation and amortization of premises and equipment	484	2	34,467	—	34,953
Net accretion of discounts and amortization of premiums and deferred fees	21,624	84	(43,339)	(487)	(22,118)
Fair value adjustments on mortgage servicing rights	—	—	7,217	—	7,217
FDIC loss share expense	—	—	19,387	—	19,387
Amortization of prepaid FDIC assessment	—	—	30,157	—	30,157
Adjustments (expense) to indemnity reserves on loans sold	—	—	17,990	—	17,990
(Earnings) losses from investments under the equity method	(3,079)	(379)	(25,821)	39,067	9,788
Deferred income tax benefit	(14,755)	—	(135,709)	263	(150,201)
Loss (gain) on:
Disposition of premises and equipment	1	—	(8,254)	—	(8,253)
Early extinguishment of debt	—	—	24,950	—	24,950
Sale and valuation adjustments of investment securities	—	—	285	—	285
Sale of loans, including valuation adjustments on loans held for sale	—	—	(18,569)	—	(18,569)
Sale of other assets	—	—	(2,545)	—	(2,545)
Acquisitions of loans held-for-sale	—	—	(288,844)	—	(288,844)
Proceeds from sale of loans held-for-sale	—	—	242,088	—	242,088
Net disbursements on loans held-for-sale	—	—	(860,804)	—	(860,804)
Net (increase) decrease in:
Trading securities	—	—	849,304	—	849,304
Accrued income receivable	(1,168)	81	(7,728)	80	(8,735)
Other assets	134,437	1,049	(23,830)	(45,712)	65,944
Net increase (decrease) in:
Interest payable	—	2,527	(10,114)	34	(7,553)
Pension and other postretirement benefits obligations	—	—	24,156	—	24,156
Other liabilities	(1,347)	(20)	(47,787)	1,092	(48,062)

Total adjustments	(70,906)	(15,073)	110,125	220,124	244,270

Net cash provided by (used in) operating activities	90,429	(20,718)	345,701	(9,807)	405,605

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,008	(88)	450,564	(23,973)	450,511
Purchases of investment securities:
Available-for-sale	—	—	(1,284,834)	—	(1,284,834)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(152,607)	—	(152,607)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,166,618	—	1,166,618
Held-to-maturity	—	—	4,398	—	4,398
Other	—	—	119,098	—	119,098
Proceeds from sale of investment securities:
Available for sale	—	—	8,031	—	8,031
Net (disbursements) repayments on loans	(71,042)	—	687,866	70,758	687,582
Proceeds from sale of loans	—	—	51,677	—	51,677
Acquisition of loan portfolios	—	—	(1,051,588)	—	(1,051,588)

Payments received from FDIC under loss sharing agreements	—	—	327,739	—	327,739
Capital contribution to subsidiary	(50,000)	—	—	50,000	—
Mortgage servicing rights purchased	—	—	(1,620)	—	(1,620)
Acquisition of premises and equipment	(637)	—	(33,699)	—	(34,336)
Proceeds from sale of:
Premises and equipment	24	—	20,588	—	20,612
Other productive assets	—	—	1,026	—	1,026
Foreclosed assets	—	—	142,019	—	142,019

Net cash (used in) provided by investing activities	(97,647)	(88)	455,026	96,785	454,076

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(1,631,309)	6,675	(1,624,634)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(220,593)	24,060	(196,533)
Other short-term borrowings	—	(29,500)	1,010,400	(70,900)	910,000
Payments of notes payable	—	—	(72,815)	—	(72,815)
Proceeds from issuance of notes payable	—	—	61,331	—	61,331
Proceeds from issuance of common stock	7,788	—	—	—	7,788
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(2,482)	—	—	—	(2,482)
Treasury stock acquired	(276)	—	—	—	(276)
Capital contribution from parent	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	5,030	20,500	(857,986)	(85,165)	(917,621)

Net decrease in cash and due from banks	(2,188)	(306)	(57,259)	1,813	(57,940)
Cash and due from banks at beginning of period	6,365	932	534,796	(6,811)	535,282

Cash and due from banks at end of period	$4,177	$626	$477,537	$(4,998)	$477,342

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2011
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$148,350	$3,095	$215,392	$(218,487)	$148,350

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(193,660)	(25,868)	—	219,528	—
Provision for loan losses	—	—	395,912	—	395,912
Amortization of intangibles	—	—	6,973	—	6,973
Depreciation and amortization of premises and equipment	582	2	34,280	—	34,864
Net accretion of discounts and amortization of premiums and deferred fees	18,397	149	(115,727)	(487)	(97,668)
Impairment losses on net assets to be disposed of	—	—	6,085	—	6,085
Fair value adjustments on mortgage servicing rights	—	—	26,373	—	26,373
Fair value change in equity appreciation instrument	—	—	(8,323)	—	(8,323)
FDIC loss share income	—	—	(49,344)	—	(49,344)
Amortization of prepaid FDIC assessment	—	—	68,640	—	68,640
Adjustments (expense) to indemnity reserves on loans sold	—	—	29,587	—	29,587
(Earnings) losses from investments under the equity method	(11,271)	(1,082)	(14,699)	38,302	11,250
Deferred income tax expense (benefit)	3,555	(264)	40,692	625	44,608
Loss (gain) on:
Disposition of premises and equipment	7	—	(2,026)	—	(2,019)
Sale and valuation adjustments of investment securities	—	—	(8,044)	—	(8,044)
Sale of loans, including valuation adjustments on loans held for sale	—	—	(14,756)	—	(14,756)
Sale of equity method investments	(5,493)	—	(11,414)	—	(16,907)
Acquisitions of loans held-for-sale	—	—	(253,401)	—	(253,401)
Proceeds from sale of loans held-for-sale	—	—	101,549	—	101,549
Net disbursements on loans held-for-sale	—	—	(617,591)	—	(617,591)
Net (increase) decrease in:
Trading securities	—	—	492,882	—	492,882
Accrued income receivable	(686)	80	15,467	63	14,924
Other assets	4,134	1,406	(1,089)	(30,027)	(25,576)
Net increase (decrease) in:
Interest payable	(3,467)	3,048	(6,969)	44	(7,344)
Pension and other postretirement benefits obligations	—	—	(128,802)	—	(128,802)
Other liabilities	(72,709)	(2,349)	(36,398)	2,301	(109,155)

Total adjustments	(260,611)	(24,878)	(50,143)	230,349	(105,283)

Net cash (used in) provided by operating activities	(112,261)	(21,783)	165,249	11,862	43,067

Cash flows from investing activities:
Net increase in money market investments	(5,921)	(22)	(283,923)	22	(289,844)
Purchases of investment securities:
Available-for-sale	—	—	(1,198,613)	—	(1,198,613)
Held-to-maturity	(37,093)	—	(28,265)	—	(65,358)
Other	—	—	(116,582)	—	(116,582)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	979,868	—	979,868
Held-to-maturity	50,613	—	4,004	—	54,617
Other	—	—	104,231	—	104,231
Proceeds from sale of investment securities:
Available for sale	—	—	35,099	—	35,099
Other	—	—	2,294	—	2,294

Net repayments on loans	211,975	—	1,008,880	(207,752)	1,013,103
Proceeds from sale of loans	—	—	290,119	—	290,119
Acquisition of loan portfolios	—	—	(985,675)	—	(985,675)
Payments received from FDIC under loss sharing agreements	—	—	561,111	—	561,111
Cash paid related to business acquisitions	—	—	(500)	—	(500)
Net proceeds from sale of equity method investments	(10,690)	—	42,193	—	31,503
Capital contribution to subsidiary	—	—	(37,000)	37,000	—
Mortgage servicing rights purchased	—	—	(1,251)	—	(1,251)
Acquisition of premises and equipment	(500)	—	(37,368)	—	(37,868)
Proceeds from sale of:
Premises and equipment	19	—	12,295	—	12,314
Foreclosed assets	—	—	133,017	—	133,017

Net cash provided by (used in) investing activities	208,403	(22)	483,934	(170,730)	521,585

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	1,201,464	(8,812)	1,192,652
Federal funds purchased and assets sold under agreements to repurchase	—	—	189,056	—	189,056
Other short-term borrowings	—	(13,500)	(389,822)	205,300	(198,022)
Payments of notes payable	(100,000)	(3,000)	(1,952,254)	—	(2,055,254)
Proceeds from issuance of notes payable	—	—	419,500	—	419,500
Proceeds from issuance of common stock	5,394	—	—	—	5,394
Dividends paid	(2,792)	—	—	—	(2,792)
Treasury stock acquired	(418)	—	—	—	(418)
Return of capital	1,514	—	(1,514)	—	—
Capital contribution from parent	—	37,000	—	(37,000)	—

Net cash (used in) provided by financing activities	(96,302)	20,500	(533,570)	159,488	(449,884)

Net (decrease) increase in cash and due from banks	(160)	(1,305)	115,613	620	114,768
Cash and due from banks at beginning of period	1,638	1,576	451,723	(2,564)	452,373

Cash and due from banks at end of period	$1,478	$271	$567,336	$(1,944)	$567,141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The third quarter of 2012, which marks the seventh consecutive profitable quarter for the Corporation. Net income amounted to $47.2 million for the quarter ended September 30, 2012, compared with net income of $27.5 million for the same quarter of the previous year. For the nine months ended September 30, 2012, net income amounted to $161.3 million, compared with net income of $148.4 million for the same period in 2011.

Main events for the quarter ended September 30, 2012

•

Credit quality metrics of the non-covered loan portfolio continued to improve during the third quarter of 2012. Non-performing assets declined by $57 million or 3% to $1.9 billion from June 30, 2012, down 22% from its peak in the third quarter of 2010, and were at their lowest level since the second quarter of 2009. This decline was primarily attributable to a decline in non-performing loans held-for-sale by $70 million or 39% from June 30, 2012. In addition, net charge-offs declined for the fourth consecutive quarter.

•

Taxable equivalent net interest margin increased to 4.50% for the quarter ended September 30, 2012, from 4.43% for the quarter ended June 30, 2012. The improvement in margin was driven largely by reduced funding costs. During the second quarter of 2012 BPPR canceled $350 million of structured repurchase agreements and recorded $25 million in prepayment expense. The Corporation replaced high-cost structured repurchase agreements and maturing brokered deposits with short-term borrowings at lower costs.

The discussion that follows provides highlights of the Corporation’s results of operations for the quarter ended September 30, 2012, compared to the results of operations for the same quarter of the previous year. It also provides some highlights with respect to the Corporation’s financial condition, credit quality, capital and liquidity.

Financial highlights for the quarter ended September 30, 2012

•

Taxable equivalent net interest income was $343.4 million for the third quarter of 2012, down $25.9 million, or 7%, from the same quarter of the prior year. The 6-basis-point decrease in the net interest margin from 4.56% to 4.50% was mainly attributable to a lower average yield in earning assets by 38 basis points primarily in covered loans due to the resolution of certain commercial loans during 2011; non-covered mortgage loans resulting mainly from purchases and originations under a lower interest rate scenario; and investment securities as a result of higher prepayment activity and reinvestments at a lower rate; partially offset by a decrease in the cost of funds by 32 basis points, mainly from deposits and other short-term borrowings as a result of the Corporation’s strategy to continue to reduce its funding costs. In addition, the full repayment of the FDIC note during 2011 and the early cancellation of high-cost repurchase agreements during the second quarter contributed to the decrease in interest expense. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

The Corporation continued its improvement in credit quality in both the Puerto Rico and U.S. mainland operations, which was reflected in improved credit metrics, such as the level of net charge-offs and non-performing loans, during the third quarter of the current year. Net charge-offs in the third quarter were at the lowest level since the first quarter of 2008. Also, non-performing loans held-in-portfolio were 34% lower than peak levels in the third quarter of 2010.

Provision for loan losses decreased by $70.1 million or 40% for the third quarter of 2012 compared with the same quarter of the previous year, principally in the non-covered loan portfolio. The provision for loan losses for non-covered loans for the third quarter of 2012 reflected lower net charge-offs by $39.4 million in both the P.R. and U.S. mainland operations, including reductions in all non-covered loan portfolio categories except for the mortgage loan category which experienced higher reserve requirements prompted by higher loss trends and higher specific reserves for loans restructured under loss mitigation programs. During the quarter, there was also a reduction in the allowance for loan losses, mainly from the commercial and consumer loan portfolios, as a result of continued improvement in credit trends, which was partially offset by the previously mentioned increase in general and specific reserves in the mortgage loan portfolio. During the third quarter of 2012, the annualized net charge-offs to average non-covered loans held-in-portfolio ratio fell to 1.92% in Puerto Rico and to 1.74% in the U.S. mainland operations from 2.49% and 3.00%, respectively, during the quarter ended September 30, 2011.

In addition, the non-covered non-performing loan portfolio declined by $187 million to $1.6 billion, down 11% from December 31, 2011, mainly due to improvements in all loan categories. Non-performing loans held-for-sale, excluding covered loans, also declined by $153 million or 58% from December 31, 2011 driven principally by certain construction loans in the BPPR reportable segment which were resolved.

The improvements in credit quality led to a decrease in the allowance for loan losses to non-covered loans held-in-portfolio ratio from 3.35% at December 31, 2011 to 3.07% at September 30, 2012. The general and specific reserves related to non-covered loans amounted to $529 million and $107 million, respectively, at September 30, 2012, compared with $631 million and $59 million, respectively, at December 31, 2011. The decrease in the general reserve component was mainly driven by lower loss trends in the commercial and consumer loan portfolios, partially offset by higher general reserves in the residential loan portfolio of the BPPR reportable segment. The increase in the specific reserves of the residential loan portfolio of the BPPR reportable segment was mainly the result of loans restructured under loss mitigation programs.

•

Non-interest income decreased by $6.7 million or 5% to $115.7 million for the quarter ended September 30, 2012, compared with $122.4 million for the same quarter in the previous year. This decrease was the result of the $8.5 million gain on sale of available-for-sale FHLB notes during the third quarter of 2011 and higher trading account losses by $5.2 million on mortgage-backed securities, partially offset by higher other operating income by $6.5 million mostly resulting from lower net losses on equity-method investments, net of intra-entity eliminations. Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•

Total operating expenses increased by $8.0 million or 3% for the third quarter of 2012, when compared with the same quarter of the previous year, principally due to higher professional fees by $4.7 million due to loan collection efforts and higher OREO expenses by $2.7 million related to higher subsequent fair value adjustments on commercial and construction properties. Refer to the Operating Expenses section in this MD&A for additional explanations on the factors that influenced the variances in the different operating expense categories.

•

Income tax expense amounted to $15.4 million for the quarter ended September 30, 2012, compared with an income tax expense of $5.5 million for the same period of the previous year, primarily due to higher income recognized by the Puerto Rico operations. Refer to the Income Taxes section of this MD&A for additional factors that affected this variance.

•

Total assets amounted to $36.5 billion at September 30, 2012, compared with $37.3 billion at December 31, 2011. Money market investments declined by $451 million mainly as a result of a decrease in excess balances held at the Federal Reserve. In addition, total loans held-in-portfolio declined by $294 million from the end of 2011, principally due to a decline of $445 million in the covered loan portfolio. The non-covered portfolio reflected an increase of $151 million mainly in the mortgage and consumer loan portfolios driven by acquisitions, originations, and loans repurchased from the recourse portfolio during the second and third quarter of the current year, partially offset by decreases in non-covered commercial and legacy loans due to charge-offs and resolutions of non-performing loans.

•

Deposits amounted to $26.3 billion at September 30, 2012, compared with $27.9 billion at December 31, 2011. The decrease in time deposits of $2.0 billion was principally in brokered and non-brokered certificates of deposit of the BPPR operations. The decrease in brokered and non-brokered deposits resulted from the Corporation’s substitution of maturing brokered and non-brokered deposits with short-term borrowings at lower costs. These decreases were partially offset by increases in savings, NOW, and money market deposits by $0.5 billion.

•

The Corporation’s borrowings amounted to $5.0 billion at September 30, 2012, compared with $4.3 billion at December 31, 2011. The increase in borrowings was mainly driven by an increase in other short-term borrowings by $0.9 billion, since the Corporation replaced maturing brokered deposits and time deposits with short term FHLB NY advances at a lower cost.

•

Stockholders’ equity amounted to $4.1 billion at September 30, 2012, compared to $3.9 billion at December 31, 2011. Capital ratios continued to be strong. Tier I common risk-based capital ratio increased to 16.81% at September 30, 2012, from 15.97% at December 31, 2011. Tangible common equity ratio at September 30, 2012 was 9.26%, up from 8.62% at December 31, 2011. Refer to Table 20 for capital ratios and Table 21 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2012 and 2011.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights				Average for the nine months
(In thousands)	September 30, 2012	December 31, 2011	Variance	2012	2011	Variance
Money market investments	$925,663	$1,376,174	$(450,511)	$1,053,633	$1,186,962	$(133,329)
Investment and trading securities	5,682,680	5,751,417	(68,737)	5,681,022	6,355,238	(674,216)
Loans	24,994,769	25,314,392	(319,623)	24,806,342	25,756,879	(950,537)
Earning assets	31,603,112	32,441,983	(838,871)	31,540,978	33,299,079	(1,758,101)
Total assets	36,503,366	37,348,432	(845,066)	36,251,754	38,511,996	(2,260,242)
Deposits*	26,319,499	27,942,127	(1,622,628)	27,008,008	27,496,340	(488,332)
Borrowings	5,017,141	4,293,669	723,472	4,318,718	6,298,514	(1,979,796)
Stockholders’ equity	4,068,984	3,918,753	150,231	3,812,486	3,704,105	108,381

*	Average deposits exclude average derivatives.

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2012	2011	Variance	2012	2011	Variance
Net interest income	$343,426	$369,311	$(25,885)	$1,022,208	$1,087,212	$(65,004)
Provision for loan losses—non-covered loans	83,589	150,703	(67,114)	247,846	306,177	(58,331)
Provision for loan losses—covered loans	22,619	25,573	(2,954)	78,284	89,735	(11,451)
Non-interest income	115,709	122,390	(6,681)	333,341	410,918	(77,577)
Operating expenses	290,355	282,355	8,000	914,401	839,204	75,197

(Loss) income before income tax	62,572	33,070	29,502	115,018	263,014	(147,996)
Income tax (benefit) expense	15,384	5,537	9,847	(46,317)	114,664	(160,981)

Net income	$47,188	$27,533	$19,655	$161,335	$148,350	$12,985

Net income applicable to common stock	$46,257	$26,602	$19,655	$158,543	$145,558	$12,985

Net income per common share—basic and diluted	$0.45	$0.26	$0.19	$1.55	$1.42	$0.13

	Third Quarter		Nine months ended September 30,
Selected Statistical Information	2012	2011	2012	2011
Common Stock Data
Market price
High	$18.74	$28.30	$23.00	$35.33
Low	13.55	13.70	13.55	13.70
End	17.45	15.00	17.45	15.00
Book value per common share at period end	38.98	38.68	38.98	38.68

Profitability Ratios
Return on assets	0.52%	0.29%	0.59%	0.52%
Return on common equity	4.81	2.81	5.63	5.33
Net interest spread (taxable equivalent)	4.25	4.30	4.18	4.24
Net interest margin (taxable equivalent)	4.50	4.56	4.45	4.49

Capitalization Ratios
Average equity to average assets	10.77%	10.00%	10.52%	9.62%
Tier I capital to risk-weighted assets	16.81	15.79	16.81	15.79
Total capital to risk-weighted assets	18.09	17.07	18.09	17.07
Leverage ratio	11.40	10.56	11.40	10.56

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

During the first quarter of 2012, in order to better reflect current market conditions, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses for the Corporation’s commercial and construction loan portfolios. The change in the methodology is described in the paragraphs below. The net effect of these changes in the first quarter amounted to a $24.8 million reduction in the Corporation’s allowance for loan losses, resulting from a reduction of $40.5 million due to the enhancements to the allowance for loan losses methodology, offset in part by a $15.7 million increase in environmental factor reserves due to the Corporation’s decision to monitor recent trends in its commercial loan portfolio at the BPPR reportable segment that although improving, continue to warrant additional scrutiny.

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2012 using July 31, 2012 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 11.93% to 18.38% for the 2012 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a DCF approach and a market value approach. The market value approach is based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and “price to tangible book”. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s

Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2012, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.

The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which is consistent with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2012 annual test represented a discount of 18.2%, compared with 28.0% at July 31, 2011. The discount is mainly attributed to market participant’s expected rate of returns, which affected the market discount on the commercial and construction loan portfolios of BPNA.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2012 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $222 million in the July 31, 2012 annual test as compared with approximately $472 million at July 31, 2011. This results indicates there would be no indication of impairment on the goodwill recorded in BPPR at July 31, 2012. For the BPNA reporting unit, the estimated implied fair value of goodwill calculated in Step 2 exceeded BPNA’s goodwill carrying value by approximately $338 million as compared to approximately $701 million at July 31, 2011. The reduction in the excess of the implied fair value of goodwill over its carrying amount for BPNA is due to the improved credit quality of its loan portfolio. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 97% of the Corporation’s total goodwill balance as of the July 31, 2012 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2012 annual assessment were reasonable.

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

STATEMENT OF OPERATIONS ANALYSIS

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components in Tables 2 and 3 for the quarter and nine months ended September 30, 2012 as compared with the same periods in 2011, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, certain obligations of the Commonwealth of Puerto Rico and its agencies, and certain consumer loans purchased during the second quarter. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter. The taxable equivalent computation considers the interest expense disallowance required by Puerto Rico tax law.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Prepayment penalties, late fees collected and amortization of premium / discounts recorded as interest income amounted to $4.3 million and $14.9 million, for the quarter and nine months ended September 30, 2012 compared to $5.3 million and $15.8 million for the same period in 2011. Interest income on covered loans for the quarter and nine months ended September 30, 2011 included the discount accretion on covered loans accounted for under ASC 310-20 (revolving lines of credit), which amounted to $3.5 million and $37.1 million, respectively. This discount was fully accreted during the third quarter of 2011.

The decrease in the net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2012, when compared to the same period in 2011, was mostly related to a reduction in the yield on earning assets, mainly in the loan portfolio. Major variances are detailed as follows:

•	Lower yield in the covered loan portfolio mainly as a result of a temporary benefit recorded during the quarter ended September 30, 2011. This benefit resulted from the resolution of certain commercial loans in pools with a relatively short average life. As a result, the unamortized discount was recognized into income based on the pools average life. In addition, the net interest margin for the quarter ended September 20, 2011 benefited from the amortization into income of approximately $3.5 million related to covered loans accounted for under ASC 310-20, as mentioned above.

•	Lower yield for the mortgage loan portfolio. This reduction was impacted by various factors including: acquisitions made, principally in the U.S. mainland, of high quality loans that carry a lower yield than the portfolio; originations in a lower rate environment; the run-off of higher-coupon loans from the portfolio; reversals of interest for delinquent loans; and non-performing loans repurchased under credit recourse agreements. These loans, which are delinquent at the time of repurchase, are put through loss mitigation programs for potential restructuring.

•	Lower yield of investment securities as a result of an increase in the premium amortized for mortgage-backed securities due to higher prepayment activity. In addition, cash flows from mortgage-backed securities were reinvested in lower yielding collateralized mortgage obligations.

Items that partially offset the reductions in net interest margin included:

•	Lower cost of interest bearing deposits reflecting the Corporation’s strategy to reprice this funding base.

•	Higher yield in the non-covered construction loan portfolio as a result of a lower proportion of non-performing assets.

•	Lower cost of borrowings resulting from the cancellation, during the quarter ended June 30, 2012, of $350 million in repurchase agreements which had an average cost of 4.36%, and replacing them with lower cost Federal Home Loan Bank advances.

The reduction in the average balance of investment securities reflects maturities and prepayment activity within the mortgage related investments. In addition, the average loan balance continues to exhibit a reduction when compared to the same quarter of the previous year. Loan demand in the commercial sector has been weak, and resolutions of non-performing loans and charge-offs continue to impact the portfolio balance. The reduction in the average balance of the covered loan portfolio was impacted by charge-offs, resolutions and collections. On the other hand, the mortgage loans category was directly impacted by acquisitions made during the second and third quarter of 2012, both in the U.S. and P.R. The increase in the consumer loan portfolio reflects the acquisition of $225 million in P.R. consumer loans at the end of the second quarter of 2012.

On the funding side, interest bearing deposits reflected a reduction mostly associated to a decrease in brokered deposits and retail time deposits, partially offset by higher average balances of NOW, money market, savings and demand deposits. The borrowings category reflects a reduction of $1.1 billion in the average balance of the note issued to the FDIC related to the acquisition of the Westernbank assets in 2010. This note was fully repaid at the end of 2011.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended September 30,

										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2012	2011	Variance	2012	2011	Variance		2012	2011	Variance	Rate	Volume
($ in millions)							(In thousands)
$954	$1,241	$(287)	0.36%	0.28%	0.08%	Money market investments	$862	$886	$(24)	$119	$(143)
5,205	5,461	(256)	3.36	4.00	(0.64)	Investment securities	43,742	54,674	(10,932)	(7,359)	(3,573)
466	838	(372)	5.62	5.50	0.12	Trading securities	6,582	11,603	(5,021)	221	(5,242)

6,625	7,540	(915)	3.09	3.56	(0.47)	Total money market, investment and trading securities	51,186	67,163	(15,977)	(7,019)	(8,958)

						Loans:
10,024	10,690	(666)	4.96	5.04	(0.08)	Commercial	124,861	135,709	(10,848)	(2,510)	(8,338)
435	698	(263)	3.02	1.45	1.57	Construction	3,300	2,554	746	1,977	(1,231)
540	572	(32)	8.67	8.93	(0.26)	Leasing	11,696	12,770	(1,074)	(366)	(708)
5,915	5,326	589	5.60	6.16	(0.56)	Mortgage	82,773	81,999	774	(7,845)	8,619
3,855	3,656	199	10.32	10.32	—	Consumer	100,055	95,059	4,996	378	4,618

20,769	20,942	(173)	6.19	6.23	(0.04)	Sub-total loans	322,685	328,091	(5,406)	(8,366)	2,960
3,952	4,557	(605)	7.12	9.23	(2.11)	Covered loans	70,584	105,809	(35,225)	(22,567)	(12,658)

24,721	25,499	(778)	6.34	6.77	(0.43)	Total loans	393,269	433,900	(40,631)	(30,933)	(9,698)

$31,346	$33,039	$(1,693)	5.65%	6.03%	(0.38)%	Total earning assets	$444,455	$501,063	$(56,608)	$(37,952)	$(18,656)

						Interest bearing deposits:
$5,709	$5,284	$425	0.43%	0.55%	(0.12)%	NOW and money market*	$6,198	$7,352	$(1,154)	$(1,769)	$615
6,561	6,307	254	0.27	0.54	(0.27)	Savings	4,458	8,556	(4,098)	(4,448)	350
9,003	10,876	(1,873)	1.43	1.82	(0.39)	Time deposits	32,344	49,960	(17,616)	(10,355)	(7,261)

21,273	22,467	(1,194)	0.80	1.16	(0.36)	Total deposits	43,000	65,868	(22,868)	(16,572)	(6,296)

2,529	2,715	(186)	1.55	2.01	(0.46)	Short-term borrowings	9,876	13,744	(3,868)	517	(4,385)
—	1,057	(1,057)	—	2.07	(2.07)	FDIC note	—	5,481	(5,481)	—	(5,481)
487	459	28	15.93	15.89	0.04	TARP funds**	19,390	18,250	1,140	47	1,093
1,410	1,444	(34)	5.19	5.28	(0.09)	Other medium and long-term debt	18,311	19,104	(793)	(524)	(269)

25,699	28,142	(2,443)	1.40	1.73	(0.33)	Total interest bearing liabilities	90,577	122,447	(31,870)	(16,532)	(15,338)
5,319	5,095	224				Non-interest bearing demand deposits
328	(198)	526				Other sources of funds
$31,346	$33,039	$(1,693)	1.15%	1.47%	(0.32)%	Total source of funds	90,577	122,447	(31,870)	(16,532)	(15,338)

			4.50%	4.56%	(0.06)%	Net interest margin

						Net interest income on a taxable equivalent basis	353,878	378,616	(24,738)	$(21,420)	$(3,318)

			4.25%	4.30%	(0.05)%	Net interest spread

						Taxable equivalent adjustment	10,452	9,305	1,147

						Net interest income	$343,426	$369,311	$(25,885)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
**	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

The results for the nine-month period ended September 30, 2012 were impacted by the same factors described in the quarterly results. A lower yield in the loan portfolio, mainly covered loans and non-covered mortgage loans, along with a reduction in the yield of investment securities, contributed to a lower net interest margin. However, collections made during the first quarter of 2012 related to a large loan relationship in the U.S. mainland operations, which had been placed in non-accrual status, contributed to a higher positive effect in the yield of the non-covered construction loan portfolio. In addition, a reduction in the cost of interest bearing deposits assisted in mitigating the yield reduction experienced within the loans and investment securities categories.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis

Nine months ended September 30, 2012

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2012	2011	Variance	2012	2011	Variance		2012	2011	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,054	$1,187	$(133)	0.35%	0.31%	0.04%	Money market investments	$2,774	$2,759	$15	$138	$(123)
5,217	5,594	(377)	3.56	4.02	(0.46)	Investment securities	139,304	168,549	(29,245)	(15,464)	(13,781)
464	761	(297)	5.75	5.58	0.17	Trading securities	19,959	31,784	(11,825)	976	(12,801)

6,735	7,542	(807)	3.21	3.59	(0.38)	Total money market, investment and trading securities	162,037	203,092	(41,055)	(14,350)	(26,705)

						Loans:
10,234	10,987	(753)	4.98	5.08	(0.10)	Commercial	381,678	417,454	(35,776)	(7,578)	(28,198)
484	788	(304)	3.66	1.45	2.21	Construction	13,256	8,542	4,714	9,025	(4,311)
547	582	(35)	8.66	8.93	(0.27)	Leasing	35,519	38,998	(3,479)	(1,158)	(2,321)
5,698	5,070	628	5.64	6.35	(0.71)	Mortgage	241,238	241,277	(39)	(28,210)	28,171
3,719	3,645	74	10.19	10.31	(0.12)	Consumer	283,780	281,108	2,672	(4,808)	7,480

20,682	21,072	(390)	6.17	6.26	(0.09)	Sub-total loans	955,471	987,379	(31,908)	(32,729)	821
4,124	4,685	(561)	7.27	9.25	(1.98)	Covered loans	224,442	324,254	(99,812)	(63,768)	(36,044)

24,806	25,757	(951)	6.35	6.80	(0.45)	Total loans	1,179,913	1,311,633	(131,720)	(96,497)	(35,223)

$31,541	$33,299	$(1,758)	5.68%	6.08%	(0.40)%	Total earning assets	$1,341,950	$1,514,725	$(172,775)	$(110,847)	$(61,928)

						Interest bearing deposits:
$5,504	$5,206	$298	0.45%	0.63%	(0.18)%	NOW and money market*	$18,476	$24,637	$(6,161)	$(7,511)	$1,350
6,543	6,269	274	0.35	0.66	(0.31)	Savings	16,913	31,125	(14,212)	(15,692)	1,480
9,680	10,999	(1,319)	1.49	1.92	(0.43)	Time deposits	107,804	157,657	(49,853)	(32,357)	(17,496)

21,727	22,474	(747)	0.88	1.27	(0.39)	Total deposits	143,193	213,419	(70,226)	(55,560)	(14,666)

2,447	2,734	(287)	1.99	2.03	(0.04)	Short-term borrowings	36,503	41,478	(4,975)	6,553	(11,528)
—	1,732	(1,732)	—	2.32	(2.32)	FDIC note	—	30,197	(30,197)	—	(30,197)
480	453	27	15.91	15.88	0.03	TARP funds**	57,273	54,003	3,270	105	3,165
1,392	1,379	13	5.24	5.59	(0.35)	Other medium and long-term debt	54,759	57,799	(3,040)	(1,232)	(1,808)

26,046	28,772	(2,726)	1.50	1.84	(0.34)	Total interest bearing liabilities	291,728	396,896	(105,168)	(50,134)	(55,034)
5,281	5,022	259				Non-interest bearing demand deposits
214	(495)	709				Other sources of funds

$31,541	$33,299	$(1,758)	1.23%	1.59%	(0.36)%	Total source of funds	291,728	396,896	(105,168)	(50,134)	(55,034)

			4.45%	4.49%	(0.04)%	Net interest margin

						Net interest income on a taxable equivalent basis	1,050,222	1,117,829	(67,607)	$(60,713)	$(6,894)

			4.18%	4.24%	(0.06)%	Net interest spread

						Taxable equivalent adjustment	28,014	30,617	(2,603)

						Net interest income	$1,022,208	$1,087,212	$(65,004)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
**	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $106.2 million for the quarter ended September 30, 2012 compared with $176.3 million for the same period in 2011. The provision for loan losses for the nine months ended September 30, 2012 amounted to $326.1 million, compared with $395.9 million. The provision for loan losses for the nine months ended September 30, 2012 included the net benefit of $24.8 million, recorded in the first quarter of 2012, related to revisions in the allowance for loan losses methodology of $40.5 million net of $15.7 million related to environmental factor reserves for the BPPR commercial loan portfolio, as described in the Critical Accounting Policies / Estimates section. Refer to the Overview, Reportable Segments and Credit Risk Management and Loan Quality sections of this MD&A for an explanation of the main factors for the reduction in the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2012 and 2011.

Table 4—Non-Interest Income

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Service charges on deposit accounts	$45,858	$46,346	$(488)	$138,577	$138,778	$(201)

Other service fees:
Debit card fees	8,772	13,075	(4,303)	27,348	39,795	(12,447)
Insurance fees	12,322	13,785	(1,463)	36,775	37,919	(1,144)
Credit card fees	14,576	13,738	838	41,403	36,106	5,297
Sale and administration of investment products	9,511	9,915	(404)	28,045	24,702	3,343
Mortgage servicing fees, net of fair value adjustments	9,857	2,120	7,737	29,123	10,649	18,474
Trust fees	3,977	4,006	(29)	12,127	11,611	516
Processing fees	1,406	1,684	(278)	4,819	5,121	(302)
Other fees	4,363	4,341	22	13,210	13,720	(510)

Total other service fees	64,784	62,664	2,120	192,850	179,623	13,227

Net gain (loss) on sale and valuation adjustments of investment securities	64	8,134	(8,070)	(285)	8,044	(8,329)

Trading account (loss) profit	(2,266)	2,912	(5,178)	(11,692)	3,287	(14,979)

Net gain on sale of loans, including valuation adjustment on loans held-for-sale	18,495	20,294	(1,799)	18,569	14,756	3,813

Adjustment (expense) to indemnity reserves on loans sold	(8,717)	(10,285)	1,568	(17,990)	(29,587)	11,597

FDIC loss share (expense) income	(6,707)	(5,361)	(1,346)	(19,387)	49,344	(68,731)

Fair value change in equity appreciation instrument	—	—	—	—	8,323	(8,323)

Other operating income (loss)	4,198	(2,314)	6,512	32,699	38,350	(5,651)

Total non-interest income	$115,709	$122,390	$(6,681)	$333,341	$410,918	$(77,577)

The decrease in non-interest income for the quarter ended September 30, 2012, compared with the same period of the previous year, was mainly attributed to a lower net gain on sale and valuation adjustments on investment securities by $8.1 million principally due to the $8.5 million gain on the sale of $234 million in FHLB notes during the third quarter of 2011 and to an unfavorable variance in trading account (loss) profit of $5.2 million due to lower realized and unrealized gains on mortgage-backed securities in the P.R. mortgage banking business, partially offset by lower hedging costs. These negative variances were partially offset by a favorable variance in other operating income of $6.5 million mostly resulting from $5.5 million in lower net losses on investments accounted for under the equity method, net of intra-entity eliminations.

The decrease in non-interest income for the nine months ended September 30, 2012, when compared with the same period of the previous year, was mainly attributed to the following factors:

•	Unfavorable variance in FDIC loss share (expense) income of $68.7 million. This unfavorable variance was mainly the result of the negative accretion of the FDIC loss share asset due to a decrease in expected losses on covered loans and a reduction in the provision for loan losses on covered loans, partially offset by a favorable impact from the mirror accounting on the 80% FDIC coverage for reimbursable loan-related expenses on covered loans and a favorable impact on the mirror accounting for the discount accretion on loans and unfunded commitments accounted for under ASC Subtopic 310-20 since the discount on these loans had been fully accreted by the end of the third quarter of 2011. Refer to Table 5 for a breakdown of FDIC loss share (expense) income by major categories.

•	Unfavorable variance in trading account (loss) profit of $15.0 million, which corresponded principally to the P.R. mortgage banking business, was mainly influenced by lower unrealized gains due to a lower volume in outstanding mortgage-backed securities and lower gains realized on sales of mortgage-backed securities, partially offset by lower hedging costs.

•	Unfavorable variance in net gain (loss) on sale and valuation adjustments of investment securities available-for-sale of $8.3 million principally due to the aforementioned sale of FHLB notes during the third quarter of 2011.

•	Unfavorable variance on the fair value of the equity appreciation instrument issued to the FDIC as part of the Westernbank FDIC-assisted transaction of $8.3 million since the results for 2011 included the positive impact of valuing the instrument which expired in May 2011.

These unfavorable variances for the nine-month period were partially offset by the following positive variances:

•	Higher other service fees by $13.2 million due to favorable fair value adjustments on mortgage servicing rights, higher credit card fees mainly due to higher interchange fees from the credit card portfolio acquired in August 2011 and higher commission income on sales of investment products by the retail division of Popular Securities, partially offset by lower debit card fees mostly from lower interchange income due to the effects of the Durbin Amendment of the Dodd-Frank Act that began to take effect on October 1, 2011.

•	Lower unfavorable adjustments recorded to indemnity reserves on loans sold by $11.6 million mainly as a result of improvements in credit quality trends of mortgage loans serviced subject to credit recourse as well as a declining portfolio since the Corporation is no longer selling loans subject to credit recourse.

•	Higher net gain on sale of loans, net of valuation adjustments on loans held-for-sale, by $3.8 million as detailed in the table below. There were higher net gains on sales of loans by $15.9 million principally in the BPPR reportable segment. Offsetting this favorable variance were higher unfavorable valuation adjustments on loans held-for-sale by $18.4 million principally due to $27.3 million in valuation adjustments recorded during the second quarter of 2012 on commercial and construction loans held-for-sale in the BPPR reportable segment as a result of the impact of revised appraisals and market indicators.

Table 5—Breakdown of Net Gain on Sale of Loans, including Valuation Adjustments

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Net gain on sale of loans	$20,580	$23,052	$(2,472)	$54,005	$38,093	$15,912

Valuation adjustment on loans held-for-sale, including write-downs for loans held-for-sale recharacterized to other real estate (repossessed collateral)	(3,462)	(2,758)	(704)	(41,706)	(23,337)	(18,369)
Recoveries on loans held-for-sale due to collections in excess of carrying value	1,377	—	1,377	6,270	—	6,270

Total	$18,495	$20,294	$(1,799)	$18,569	$14,756	$3,813

Table 6—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Interest income:
Interest income on covered loans, except for discount accretion on ASC 310-20 covered loans	$70,584	$102,308	$(31,724)	$224,443	$287,171	$(62,728)
Discount accretion on ASC 310-20 covered loans	—	3,501	(3,501)	—	37,083	(37,083)

Total interest income on covered loans	70,584	105,809	(35,225)	224,443	324,254	(99,811)

FDIC loss share (expense) income:
(Amortization) accretion of loss share indemnification asset	(29,184)	(21,072)	(8,112)	(95,972)	13,361	(109,333)
80% mirror accounting on credit impairment losses[1]	18,095	20,458	(2,363)	60,943	71,787	(10,844)
80% mirror accounting on reimbursable expenses[2]	7,378	(447)	7,825	19,846	570	19,276
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(248)	(2,916)	2,668	(744)	(32,919)	32,175
Change in true-up payment obligation	(2,991)	(1,640)	(1,351)	(4,849)	(4,684)	(165)
Other	243	256	(13)	1,389	1,229	160

Total FDIC loss share (expense) income	(6,707)	(5,361)	(1,346)	(19,387)	49,344	(68,731)

Fair value change in equity appreciation instrument	—	—	—	—	8,323	(8,323)
Amortization of contingent liability on unfunded commitments (included in other operating income)	310	—	310	930	3,395	(2,465)

Total revenues	64,187	100,448	(36,261)	205,986	385,316	(179,330)

Provision for loan losses	22,619	25,573	(2,954)	78,284	89,735	(11,451)

Total revenues less provision for loan losses	$41,568	$74,875	$(33,307)	$127,702	$295,581	$(167,879)

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

[2] Amounts presented are net of the mirror accounting on gains on sales of foreclosed assets.

Average balances

	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Covered loans	$3,952	$4,557	$(605)	$4,124	$4,685	$(561)
FDIC loss share asset	1,578	1,991	(413)	1,726	2,273	(547)
Note issued to the FDIC	—	1,057	(1,057)	—	1,732	(1,732)

Operating Expenses

Table 7 provides a breakdown of operating expenses by major categories.

Table 7—Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Variance	2012	2011	Variance
Personnel costs:
Salaries	$74,339	$77,455	$(3,116)	$227,119	$227,944	$(825)
Commissions, incentives and other bonuses	12,800	11,630	1,170	39,885	33,548	6,337
Pension, postretirement and medical insurance	15,984	11,385	4,599	50,523	36,181	14,342
Other personnel costs, including payroll taxes	8,427	11,254	(2,827)	31,850	31,150	700

Total personnel costs	111,550	111,724	(174)	349,377	328,823	20,554

Net occupancy expenses	24,409	25,885	(1,476)	73,534	76,428	(2,894)
Equipment expenses	11,447	10,517	930	33,688	33,314	374
Other taxes	12,666	12,391	275	38,178	38,986	(808)
Professional fees:
Collections, appraisals and other credit related fees	12,197	7,966	4,231	33,596	23,702	9,894
Programming, processing and other technology services	24,707	24,063	644	75,627	72,672	2,955
Other professional fees	16,508	16,727	(219)	44,421	48,549	(4,128)

Total professional fees	53,412	48,756	4,656	153,644	144,923	8,721

Communications	6,500	6,800	(300)	20,276	21,198	(922)
Business promotion	14,924	14,650	274	44,754	35,842	8,912
FDIC deposit insurance	24,173	23,285	888	72,006	68,640	3,366
Loss on early extinguishment of debt	43	109	(66)	25,184	8,637	16,547
Other real estate owned (OREO) expenses	5,896	3,234	2,662	22,441	11,885	10,556
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,442	5,416	26	15,083	13,565	1,518
Transportation and travel	1,641	1,689	(48)	5,002	5,074	(72)
Printing and supplies	1,017	1,445	(428)	3,507	3,933	(426)
All other	14,754	13,991	763	50,122	40,983	9,139

Total other operating expenses	22,854	22,541	313	73,714	63,555	10,159

Amortization of intangibles	2,481	2,463	18	7,605	6,973	632

Total operating expenses	$290,355	$282,355	$8,000	$914,401	$839,204	$75,197

The increase in operating expenses was impacted by the following main factors:

•

As shown in Table 7, personnel costs increased by $20.6 million for the nine months ended September 30, 2012, when compared to the same period in 2011, and consisted of the following principal variances:

•

higher pension, postretirement and medical insurance expenses increased by $14.3 million for the nine months ended September 30, 2012, when compared with the same period of the previous year. This included an increase in the net periodic pension cost of $10.3 million, mainly due to the impact of higher amortization of net losses for the period driven by a decrease in the assumed discount rate of the pension benefit obligation and lower expected return on plan assets. Refer to Note 27 to the consolidated financial statements for a breakdown of the net periodic pension cost. Medical insurance costs also contributed to the increase for the nine months ended September 30, 2012 vis-à-vis the same period in the previous year by $4.0 million, resulting from higher claims activity and revised premiums; and

•

higher incentives, commission and other bonuses by $6.3 million, for the nine months ended September 30, 2012, when compared with the same period in 2011, mainly due to higher sales incentives and retail commissions and other performance incentives.

•

professional fees increased by $4.7 million and $8.7 million, respectively, for the quarter and nine months ended September 30, 2012, when compared to the same periods in 2011, mainly related to higher collection, appraisals and other credit related expenses in the Puerto Rico operations;

•

business promotion expense increased by $8.9 million for the nine months ended September 30, 2012, when compared to the same period in 2011, mainly driven by higher costs from credit card reward programs and higher expenses related to institutional advertising campaigns, the expenses related to mobile banking applications and BPNA’s rebranding efforts in 2012;

•

higher loss on extinguishment of debt by $16.5 million for the nine months ended September 30, 2012, when compared to the same period in 2011, mainly due to the prepayment expense of $25.0 million recorded during the second quarter of 2012 related to the early termination of $350 million in outstanding repurchase agreements with contractual maturities between March 2014 and May 2014, partially offset by $8.0 million in prepayment penalties recorded during the first quarter of 2011 on the repayment of $100 million in medium-term notes;

•

increase in OREO expenses of $2.7 million and $10.6 million for the quarter and nine months ended September 30, 2012, when compared to the same periods in 2011, mainly as a result of higher write-downs in residential mortgage and commercial properties due to downward adjustments to the collateral values of residential and commercial properties in the BPPR reportable segment, partially offset by higher gains on the sale of construction and commercial real estate properties in the U.S. mainland; and

•

the category of all other operating expenses increased by $9.1 million for the nine months ended September 30, 2012, when compared to the same period in 2011, mainly due to higher tax and insurance advances, property maintenance and repair expenses, and to other costs associated with the collection efforts of the Westernbank covered loan portfolio by $9.9 million. Under the loss share agreements, 80% of certain expenses are reimbursable by the FDIC and although the related expenses are reflected in this category, the 80% reimbursement to these expenses is recorded in the income statement category of FDIC loss share income (expense) in non-interest income.

INCOME TAXES

Income tax expense amounted to $15.4 million for the quarter ended September 30, 2012, compared with an income tax expense of $5.5 million for the same quarter of 2011. The increase in income tax expense was primarily due to higher income recognized by the Puerto Rico operations during the third quarter of 2012, compared with the same period of 2011. The increase in income tax expense was partially offset by the recognition of $9 million of unrecognized tax benefit due to the expiration of the statute of limitation.

The components of income tax for the quarter ended September 30, 2012 and 2011 were as follows:

Table 8—Components of Income Tax Expense—Quarter

	Quarters ended
	September 30, 2012		September 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$18,772	30%	$9,921	30%
Net benefit of net tax exempt interest income	(7,625)	(12)	(7,779)	(23)
Deferred tax asset valuation allowance	1,611	3	1,473	4
Non-deductible expenses	5,817	9	5,475	17
Difference in tax rates due to multiple jurisdictions	(250)	—	(1,542)	(5)
Effect of income subject to preferential tax rate[1]	7,662	12	(79)	—
Unrecognized tax benefits	(8,985)	(14)	(750)	(2)
Others	(1,618)	(3)	(1,182)	(4)

Income tax expense	$15,384	25%	$5,537	17%

[1]	Includes the adjustment related to the Closing Agreement with the P.R. Treasury signed in June 2012.

Income tax benefit amounted to $46.3 million for the nine months ended September 30, 2012, compared with an income tax expense of $114.7 million for the same period of 2011. The decrease in income tax expense was due to lower income recognized by the P.R. operations for the nine months ended September 30, 2012 compared to the same period of 2011.

Additionally, an income tax benefit of $72.9 million was recorded during the second quarter of 2012 related to the reduction of the deferred tax liability on the estimated gains for tax purposes related to the loans acquired from Westernbank (the “Acquired Loans”) as a result of a Closing Agreement signed by the Corporation and P.R. Department of the Treasury. Under this agreement, both parties agreed that the Acquired Loans are a capital asset and any gain resulting from such loans will be taxed at the capital gain rate of 15% instead of the ordinary income tax rate of 30%, thus reducing the deferred tax liability on the estimated gain and recognizing an income tax benefit for accounting purposes.

During the nine months ended September 30, 2011, a tax benefit of $53.6 million was recorded for the recovery of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income) as a result of a Closing Agreement signed by the Corporation and the P.R. Treasury in June 2011. Under this agreement, both parties agreed that for tax purposes the deductions related to certain charge-offs recorded on the financial statements of Popular for the years 2009 and 2010 could be deferred until 2013, 2014, 2015 and 2016. In addition, as a result of the 2011 Closing Agreement, the Corporation recorded a tax benefit of $11.9 million related to the tax benefits of the exempt income for the first six months of 2011.

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

The components of income tax for the nine months ended September 30, 2012 and 2011 were as follows:

Table 9—Components of Income Tax (Benefit) Expense – Year-to-Date

	Nine months ended
	September 30, 2012		September 30, 2011
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$34,505	30%	$78,904	30%
Net benefit of net tax exempt interest income	(18,378)	(16)	(25,392)	(10)
Deferred tax asset valuation allowance	2,730	2	113	—
Non-deductible expenses	17,182	15	16,201	6
Difference in tax rates due to multiple jurisdictions	(4,606)	(4)	(5,884)	(2)
Initial adjustment in deferred tax due to change in tax rate	—	—	103,287	39
Recognition of tax benefits from previous years[1]	—	—	(53,615)	(20)
Effect of income subject to preferential tax rate[2]	(66,607)	(58)	(411)	—
Unrecognized tax benefits	(8,985)	(8)	(5,160)	(2)
Others	(2,158)	(1)	6,621	3

Income tax (benefit) expense	$(46,317)	(40)%	$114,664	44%

[1]	Represents the impact of the Ruling and Closing Agreement with the P.R. Treasury signed in June 2011.
[2]	Includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012 as adjusted as of September 30, 2012.

Refer to Note 29 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2012.

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

The Corporate group reported a net loss of $35.3 million for the third quarter and $94.2 million for the nine months ended September 30, 2012, compared with net loss of $35.8 million for the third quarter and $83.7 million for the nine months ended September 30, 2011. The unfavorable variance in the year-to-date results for the Corporate group was the net effect of (i) gain recognized during the nine-month period ended September 30, 2011 from the sale of its equity investment in CONTADO; and (ii) lower income, net of intra-entity eliminations, from the equity interest in EVERTEC, partially offset by (iii) prepayment expenses incurred in 2011 on the early cancellation of medium-term notes.

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $73.2 million for the quarter ended September 30, 2012, compared with $54.2 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $20.7 million, or 6%, mostly due to a reduction in interest income from the covered loan portfolio by $35.2 million mainly from the resolution of certain commercial loans during the third quarter of the previous year that had the effect of recognizing into income their related unamortized discount. In addition, contributing to the reduction in interest income was a lower average balance of covered loans by $605 million, as compared with the same quarter in 2011. Also, a reduction of approximately $989 million in the average volume of money market, investment and trading securities resulted in a reduction in interest income of $9.9 million mainly due to higher prepayment activity. The reduction in interest income due to yields of $4.7 million was attributed to the reinvestment of mortgage-backed securities in lower yielding collateralized mortgage obligations. The unfavorable impact resulting from these reductions in interest income was partially offset by a $17.4 million reduction in deposit costs, resulting in a decrease in the cost of interest bearing deposits of 37 basis points mainly in certificates of deposit. The interest expense on borrowings declined by $10.3 million principally associated with the full prepayment by the end of 2011 of the note issued to the FDIC as part of the Westernbank FDIC-assisted transaction and the early cancelation of high-cost repos during the second quarter. The BPPR reportable segment had a net interest margin of 5.11% for the quarter ended September 30, 2012, compared with 5.15% for the same period in 2011;

•

lower provision for loan losses by $64.2 million, or 41%, due to the decrease in the provision for loan losses on the non-covered loan portfolio of $61.2 million or 47%, and $3.0 million in the provision for loan losses on the covered loan portfolio. The decrease in the provision for loan losses on the non-covered loan portfolio reflected lower net charge-offs by $18.6 million, a decrease of $12.7 million associated with write-downs in commercial loans transferred to loans-held-for-sale during third quarter 2011, and reductions in the allowance for loan losses mostly for the commercial and consumer loan portfolio. These favorable variances were partially offset by higher reserve requirements for the mortgage portfolio prompted by higher loss trends and higher specific reserves for loans restructured under the Corporation’s loss mitigation program. The increase in the residential mortgage loan loss trends was principally related to the implementation of a revised charge-off policy during the first quarter of 2012. This revised policy is described in the Credit Risk Management and Loan Quality section of this MD&A. The decrease in the provision for loan losses on covered loans was mainly driven by a lower provision on loans accounted for under ASC Subtopic 310-30 as certain pools, principally commercial and construction loan pools, reflected higher increases in expected loss estimates for the quarter ended September 30, 2011, when compared with the revisions in expected loss estimates for the same period in 2012;

•

lower non-interest income by $4.1 million, or 3%, mainly due to lower gain on sale and valuation adjustments on investment securities by $8.2 million principally due to the $8.5 million gain on the sale of $234 million in FHLB notes during the third quarter of 2011. The decrease in non-interest income was also due to an unfavorable variance of $5.2 million in trading account (loss) profit mostly due to lower realized and unrealized gains on mortgage-backed securities. These unfavorable variances were partially offset by lower adjustments by $4.1 million to increase the indemnity reserve on loans sold and higher other service fees by $3.4 million, mainly from favorable valuation adjustments to the value of mortgage servicing rights, partially offset by lower interchange income due to the effects of the Durbin Amendment of the Dodd-Frank Act. The results for the quarter ended September 30, 2012 also included $1.9 million income from the equity investment in PRLP 2011 Holdings, LLC;

•

higher operating expenses by $10.4 million, or 5%, mainly due to an increase in OREO expenses by $4.2 million related to higher subsequent fair value adjustments on commercial and construction properties and to higher professional fees by $4.0 million mostly due to loan collection efforts. Also, there was an unfavorable variance of $1.7 million in personnel costs mainly due to higher net periodic pension costs and medical insurance costs, partially offset by lower salaries mainly due to lower headcount. These unfavorable variances were partially offset by a decrease of $2.0 million in net occupancy expenses mostly due to lower real property tax expenses; and

•	higher income tax expense by $9.9 million, mainly due to higher income in the Corporation’s Puerto Rico operations, compared to the same period of 2011.

Net income for the nine months ended September 30, 2012 totaled $226.1 million, compared with $197.6 million for the same period in the previous year. These results reflected:

•

lower net interest income by $52.8 million, or 6%, mostly due to a reduction in interest income from the covered loan portfolio by $99.8 million resulting from $37.1 million discount accretion recognized during the nine months ended September 30, 2011 on revolving lines of credit accounted for pursuant to ASC 310-20, and from a lower average balance of covered loans by $561 million. Also, a reduction of approximately $1.1 billion in the average volume of money market, investment and trading securities resulted in a lower interest income of $40.8 million. The unfavorable impact resulting from these reductions was partially offset by a $53.2 million reduction in deposit costs or 41 basis points and $37.1 million in the cost of borrowings mostly associated with the prepayment during 2011 of the note issued to the FDIC. The net interest margin remained almost flat at 5.03% for the nine months ended September 30, 2012, compared to 5.04% for the same period in 2011;

•

lower provision for loan losses by $61.2 million, or 18%, due to the decrease in the provision for loan losses on the non-covered loan portfolio of $49.7 million, or 20% and $11.5 million in the provision for loan losses on the covered loan portfolio. The provision for loan losses for the non-covered portfolio reflected lower net charge-offs by $40.4 million, a decrease of $12.7 million associated with write-downs in commercial loans transferred to loans-held- for sale during third quarter 2011, and reductions in the allowance for loan losses, mainly driven by the commercial and consumer portfolios, as a result of continued improvement in credit trends. As explained above, these reductions were offset by higher allowance levels for the mortgage loan portfolio prompted by higher loss trends and higher specific reserves for loans restructured under the Corporation’s loss mitigation program. The decrease in the provision for loan losses on covered loans was mainly driven by a lower provision on loans accounted for under ASC Subtopic 310-30 as certain pools, principally commercial and construction loan pools, reflected higher increases in expected loss estimates for the nine months ended September 30, 2011 when compared with the revisions in expected loss estimates for the same period in 2012;

•

lower non-interest income by $40.6 million, or 12%, mainly due to FDIC loss share expense of $19.4 million recognized for the nine months ended September 30, 2012, compared with FDIC loss share income of $49.3 million for the same period previous year. Refer to Table 5 for components of that latter variance. The decrease in non-interest income was also due to an unfavorable variance of $19.5 million in valuation adjustments on loans held-for-sale, the $8.5 million in gain on sale of investment securities available for sale due to the aforementioned sale of FHLB notes during the third quarter of 2011, and an unfavorable variance in trading account (loss) profit resulting from lower unrealized gains due to a lower volume in outstanding mortgage-backed securities and lower gains realized on sales of mortgage-backed securities. These unfavorable variances were partially offset by an increase in other service fees by $16.4 million mainly due to favorable fair value adjustments on mortgage servicing rights, higher credit card fees mainly due to higher interchange fees from the credit card portfolio acquired in August 2011 and higher commission income on sales of investment products by the retail division of Popular Securities. In addition, there were lower adjustments by $13.9 million to increase the indemnity reserve on loans sold and higher gains on sales of loans. Also, there was a favorable variances in other operating income by $12.1 million mainly due to $7.6 million income from the equity investment in PRLP 2011 Holdings, LLC during 2012 and higher gains on sales of real estate by $4.9 million;

•

higher operating expenses by $94.4 million, or 15%, mainly due to an increase of $24.5 million in loss on early extinguishment of debt, primarily related to the cancellation of $350 million in outstanding repurchase agreements during the second quarter of 2012; an increase in OREO expenses of $17.6 million mainly related to higher subsequent fair value adjustments on commercial, construction and mortgage properties; an increase in personnel costs of $16.5 million due to higher net periodic pension costs, medical insurance costs, post retirement health benefits, among other factors; and an increase of $13.6 million in other operating expenses mostly due to costs associated with the collection efforts of the covered loan portfolio. Also there were unfavorable variances of $9.1 million in professional fees mostly due to loan collection efforts; $8.5 million in FDIC deposit insurance assessment; and $6.9 million in business promotion expense mostly from credit card reward programs and other retail product promotional campaigns; and

•

lower income tax expense by $155.1 million, mainly due to $103.3 million in income tax expense recognized during the first quarter of 2011 with a corresponding reduction in the Puerto Rico Corporation’s net deferred tax asset as a result of the reduction in the marginal corporate income tax rate due to the Puerto Rico tax reform. The favorable variance was also attributable to a tax benefit of $65.2 million recognized in 2012 resulting from a Closing Agreement with the P.R. Treasury Department related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction, compared with a tax benefit of $53.6 million recognized in 2011 resulting from a Closing Agreement with the P.R. Treasury Department for the recognition of certain tax benefits not previously recorded during years 2009 (the benefit of reduced tax rates for capital gains) and 2010 (the benefit of the exempt income). The decrease in income tax expense was also due to lower income in the Corporation’s Puerto Rico operations compared to the same period of 2011.

Banco Popular North America

For the quarter ended September 30, 2012, the reportable segment of Banco Popular North America reported net income of $8.7 million, compared with $8.6 million for the same quarter of the previous year. Net income for the nine months ended September 30, 2012 totaled $28.5 million, compared with $33.4 million for the same period in the previous year. These year-to-date results reflected:

•

lower net interest income by $9.7 million, or 4%, which was primarily the effect of lower average volume by $660 million in the loan portfolio, partially offset by higher volume of investment securities and lower deposit balances. The net interest margin increased from 3.62% for the nine months ended September 30, 2011 to 3.64% for the same period in 2012, mostly due to lower cost of deposits by 33 basis points and collection of interest on construction loans that were previously non-accruing and which were paid-off during the first quarter of 2012;

•

lower provision for loan losses by $8.8 million, or 17%, principally as a result of lower net charge-offs by $65.6 million mainly from improved credit performance on nearly all portfolios. These favorable variances were partly offset by a lower release of excess reserves, as in 2011 there were higher reductions due to lower portfolio balances and overall improvements in portfolio behavior. In addition, the first quarter of 2011 included a $13.8 million benefit due to improved pricing from the sale of the non-conventional mortgage loan portfolio;

•

lower non-interest income by $12.1 million, or 22%, mostly due to lower gains on sales of mortgage loans by $3.9 million, lower other service fees by $3.7 million mainly related to debit card fees due to the effects of the Durbin Amendment of the Dodd-Frank Act and higher adjustments to indemnity reserves by $2.3 million; and

•

lower operating expenses by $8.0 million, or 4%, mainly due to a decrease in OREO expenses of $7.0 million related to higher gains on the sale of commercial real estate properties and lower FDIC insurance assessment by $5.1 million. These favorable variances were partially offset by an increase of $4.1 million in personnel costs mainly due to higher headcount and benefit accruals.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.5 billion at September 30, 2012 and $37.3 billion at December 31, 2011. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates. The reduction in total assets was principally in the categories of money market investments, trading account securities, loans covered under FDIC loss sharing agreements and the FDIC loss share asset.

Money market investments, trading and investment securities

Money market investments amounted to $0.9 billion at September 30, 2012, compared with $1.4 billion as of December 31, 2011. The reduction was principally in time deposits by $317 million, mainly in excess balances held at the Federal Reserve Bank.

Trading account securities amounted to $227 million at September 30, 2012, compared to $436 million at December 31, 2011. The reduction was mainly due to the sale of $141 million in mortgage backed securities during the third quarter of 2012, to take advantage of favorable market conditions.

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

Table 10 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	September 30, 2012	December 31, 2011	Variance
U.S. Treasury securities	$37.7	$38.7	$(1.0)
Obligations of U.S. Government sponsored entities	1,065.0	985.5	79.5
Obligations of Puerto Rico, States and political subdivisions	145.4	157.7	(12.3)
Collateralized mortgage obligations	2,256.1	1,755.6	500.5
Mortgage-backed securities	1,679.3	2,139.6	(460.3)
Equity securities	7.5	6.9	0.6
Others	51.4	51.2	0.2

Total investment securities AFS and HTM	$5,242.4	$5,135.2	$107.2

Loans

Refer to Table 11, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented in a separate line item in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC.

In general, the changes in most loan categories reflect soft commercial loan demand, the impact of loan charge-offs, and portfolio run-off of the exited loan origination channels at the BPNA reportable segment. The decreases were partially offset by mortgage and installment loan growth mainly due to the loan purchases of consumer loans in Puerto Rico and of mortgage loans in the U.S. mainland operations as described in the Overview section of this MD&A, and mortgage loan originations and repurchases under recourse agreements in Puerto Rico.

Table 11 - Loans Ending Balances

(In thousands)	September 30, 2012	December 31, 2011	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,628,631	$9,973,327	$(344,696)
Construction	258,453	239,939	18,514
Legacy[1]	465,848	648,409	(182,561)
Lease financing	538,014	548,706	(10,692)
Mortgage	6,022,422	5,518,460	503,962
Consumer	3,840,485	3,673,755	166,730

Total non-covered loans held-in-portfolio	20,753,853	20,602,596	151,257

Loans covered under FDIC loss sharing agreements:
Commercial	2,324,362	2,512,742	(188,380)
Construction	393,101	546,826	(153,725)
Mortgage	1,106,851	1,172,954	(66,103)
Consumer	79,553	116,181	(36,628)

Total covered loans held-in-portfolio[2]	3,903,867	4,348,703	(444,836)

Total loans held-in-portfolio	24,657,720	24,951,299	(293,579)

Loans held-for-sale:
Commercial	17,696	25,730	(8,034)
Construction	88,030	236,045	(148,015)
Legacy[1]	3,107	468	2,639
Mortgage	228,216	100,850	127,366

Total loans held-for-sale	337,049	363,093	(26,044)

Total loans	$24,994,769	$25,314,392	$(319,623)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

The decrease in commercial loans held-in-portfolio from December 31, 2011 to September 30, 2012 was reflected in the BPPR and BPNA reportable segments by $287 million and $58 million, respectively. The decline in the Puerto Rico operations was experienced in the categories of commercial loans secured by real estate and in commercial and industrial loans and was mostly associated with the cancellation and repayment of certain commercial lines of credit in Puerto Rico and charge-offs of $103 million during the nine-month period ended September 30, 2012. The decrease in the U.S. operations was principally the result of portfolio runoff and charge-offs of $53 million.

The BPNA legacy portfolio (refer to footnote 1 in Table 11) reflected declines in commercial loans of $150 million, construction loans of $25 million and lease financings of $7 million from December 31, 2011 to September 30, 2012. These declines were principally related to portfolio run-off and charge-offs of $28 million for the nine months ended September 30, 2012.

The decline in the lease financing portfolio corresponded to the BPPR reportable segment and is primarily due to a general slowdown in originations.

Mortgage loans held-in-portfolio increased by $275 million and $229 million from December 31, 2011 to September 30, 2012 in the BPNA and BPPR reportable segments, respectively. The increase in the BPPR reportable segment was principally associated with loan repurchases under credit recourse agreements, many of which are put under the Corporation’s loss mitigation programs, which approximated $115 million for the nine-month period ended September 30, 2012, and to loans originated and purchased, offset by collections and charge-offs. The Corporation has been successful in maintaining suitable origination volumes as clients continue benefiting from government programs that incentivize housing demand and the continuous low interest rate environment. Most new production is securitized into mortgage-backed securities in the secondary markets. The increase in the BPNA reportable segment was mainly due to residential loan purchases which amounted to $372 million (unpaid principal balance at acquisition date) during the nine months ended September 31, 2012, partially offset by loan repayments. Refer to the “Guarantees associated with loans sold / serviced” section in this MD&A, for information on the mortgage loan repurchases under credit recourse arrangements.

The increase in consumer loans from December 31, 2011 to September 30, 2012 was derived from the BPPR reportable segment by $222 million mainly due to the previously mentioned acquisition of $225 million in consumer loans and an increase of $29 million in auto loans, partially offset by a reduction of $35 million in credit cards. The BPNA reportable segment’s consumer loan portfolio reflected a reduction of $55 million when compared with December 31, 2011. This decrease was mainly due to loan portfolio run-off of the exited lines of business, including E-LOAN, and charge-offs.

The increase in mortgage loans held-for-sale from December 31, 2011 to September 30, 2012 was mostly due to loans originated and purchased which were held for the purpose of executing agency securitizations in the secondary markets.

The decrease in commercial and construction held-for-sale loans from December 31, 2011 to September 30, 2012 was principally driven by the BPPR reportable segment resulting from negative valuation adjustments as described in the Overview and Non-Interest income sections of this MD&A, to the resolution of certain construction loans and to reclassifications of certain loans held-for-sale to other real estate owned upon possession of the real estate collateral.

Covered loans were initially recorded at fair value. Their carrying value was approximately $3.9 billion at September 30, 2012. Refer to Table 11 for a breakdown of the covered loans by major loan type categories. A substantial amount of the covered loans, or approximately $3.6 billion of their carrying value at September 30, 2012, was accounted for under ASC Subtopic 310-30. The decline in covered loans from December 31, 2011 to September 30, 2012 was principally due to collections and to charge-offs amounting to $78 million for the nine-month period ended September 30, 2012, partially offset by discount accretion. Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pools based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12 - Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$3,729,489	$4,216,808	$4,036,471	$4,539,928
Accretion	66,168	96,418	209,493	269,535
Collections / charge-offs	(168,448)	(173,867)	(618,755)	(670,104)

Ending balance	$3,627,209	$4,139,359	$3,627,209	$4,139,359
Allowance for loan losses (ALLL)	(103,547)	(62,446)	(103,547)	(62,446)

Ending balance, net of ALLL	$3,523,662	$4,076,913	$3,523,662	$4,076,913

Table 13 - Activity in the Outstanding Accretable Discount on Covered Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$1,574,850	$1,616,919	$1,470,259	$1,331,108
Accretion [1]	(66,168)	(96,418)	(209,493)	(269,535)
Change in expected cash flows	(37,800)	(23,936)	210,116	434,992

Ending balance	$1,470,882	$1,496,565	$1,470,882	$1,496,565

[1]	Positive to earnings, which is included in interest income.

The higher loan discount accretion in 2011, which is recorded in interest income, resulted principally from accelerated cash payments collected from a number of large borrowers, for some of which the Corporation had estimated significantly higher losses. These cash flows resulted in a faster recognition of the corresponding loan pools’ accretable yield. Furthermore, the recasting of loss estimates for pools accounted under ASC 310-30 during the quarter ended September 30, 2011 resulted in lower estimated loan losses than originally anticipated. The reduction in estimated losses increased the accretable yield to be recognized over the life of the loans. For certain loan pools that reflect higher loan losses than originally estimated, the increase in loss estimates for these particular pools is recognized immediately through the provision for loan losses, but is offset by the 80% loss share agreement. This offset is also recorded in non-interest income.

Although the reduction in estimated loan losses increases the accretable yield to be recognized over the life of the loans, it also has the effect of lowering the realizable value of the loss share asset since the Corporation would receive fewer FDIC payments under the loss share agreements.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the nine months ended September 30, 2012.

Table 14 – Activity of Loss Share Asset

	Nine months ended September 30,
(In thousands)	2012	2011
Balance at beginning of year	$1,915,128	$2,410,219
(Amortization) accretion of loss share indemnification asset, net	(95,972)	13,361
Credit impairment losses to be covered under loss sharing agreements	60,943	71,787
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(744)	(32,919)
Payments received from FDIC under loss sharing agreements	(327,739)	(561,111)
Other adjustments attributable to FDIC loss sharing agreements	7,441	(6,278)

Balance at end of period	$1,559,057	$1,895,059

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

Table 15 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period [1]	$121,308	$82,696	$117,916	$(139,283)
(Amortization of negative discount) accretion of discount [2]	(29,184)	(21,072)	(95,972)	13,361
Impact of lower projected losses	4,300	10,884	74,480	198,430

Balance at end of period	$96,424	$72,508	$96,424	$72,508

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

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

Other real estate owned

Other real estate represents real estate property received in satisfaction of debt. Collection efforts and a slowdown in OREO sales have led to an increase in the amount of other real estate owned, which increased in total from $282 million at December 31, 2011 to $378 million at September 30, 2012. Table 16 provides the activity in other real estate for the nine months ended September 30, 2012. The amounts included as “covered other real estate” are partially sheltered by the FDIC loss sharing agreements.

Table 16 - Other Real Estate (“OREO”) Activity

	For the nine months ended September 30, 2012
(In thousands)	Non-covered OREO Commercial	Non-covered OREO Construction	Non- covered OREO Mortgage	Covered OREO Commercial	Covered OREO Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$37,715	$53,389	$81,393	$55,549	$22,228	$31,358	$281,632
Write-downs in value	(3,930)	(7,750)	(10,181)	(1,940)	(1,529)	(465)	(25,795)
Additions	58,944	23,089	85,031	32,699	12,834	13,516	226,113
Sales	(14,988)	(17,987)	(30,442)	(18,157)	(10,154)	(9,732)	(101,460)
Other adjustments	(165)	—	(2,094)	165	—	(858)	(2,952)

Ending balance	$77,576	$50,741	$123,707	$68,316	$23,379	$33,819	$377,538

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of condition at September 30, 2012 and December 31, 2011.

Table 17 - Breakdown of Other Assets

(In thousands)	September 30, 2012	December 31, 2011	Variance
Net deferred tax assets (net of valuation allowance)	$545,859	$429,691	$116,168
Investments under the equity method	218,045	313,152	(95,107)
Bank-owned life insurance program	232,499	238,077	(5,578)
Prepaid FDIC insurance assessment	30,053	58,082	(28,029)
Prepaid taxes	99,500	17,441	82,059
Other prepaid expenses	60,841	59,894	947
Derivative assets	49,879	61,886	(12,007)
Trades receivables from brokers and counterparties	287,322	69,535	217,787
Others	200,929	214,635	(13,706)

Total other assets	$1,724,927	$1,462,393	$262,534

The increase in other assets from December 31, 2011 to September 30, 2012 reflects an increase in trade receivables from brokers and counterparties as a result of mortgage-backed securities sold in September 2012 (trade date) that settled in October 2012. Also, net deferred tax assets increased mainly due to the reduction in the deferred tax liability of $72.9 million associated with the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction since the gains resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%. Also, as part of the Closing Agreement, the P.R. Treasury and the Corporation agreed that for tax purposes the deductions related to previously recognized charge-offs originated from the Westernbank FDIC-assisted transaction for years 2010 through May 2012 will be deferred until years 2017 to 2020. As a result of this aspect of the Closing Agreement, the Corporation made a payment of $45.5 million to the P.R. Treasury and recorded an increase in the deferred tax asset in June 2012. The increase in prepaid taxes was principally associated with the tax prepayment on the estimated capital gains of the Westernbank acquired loans which is further described in Note 29 to the consolidated financial statements. These increases were partially offset by lower investments accounted for under the equity method, mainly due to a cash dividend received from EVERTEC’s parent company of $131 million which reduced the Corporation’s equity investment in the entity.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2012 and December 31, 2011 is included in Table 18.

Table 18 - Financing to Total Assets

	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2012	2011	from 2011 to 2012	2012	2011
Non-interest bearing deposits	$5,404	$5,655	(4.4)%	14.8%	15.1%
Interest-bearing core deposits	15,991	15,690	1.9	43.8	42.0
Other interest-bearing deposits	4,924	6,597	(25.4)	13.5	17.7
Repurchase agreements	1,945	2,141	(9.2)	5.3	5.7
Other short-term borrowings	1,206	296	307.4	3.3	0.8
Notes payable	1,866	1,856	0.5	5.1	5.0
Others	1,098	1,194	(8.0)	3.0	3.2
Stockholders’ equity	4,069	3,919	3.8	11.2	10.5

Deposits

A breakdown of the Corporation’s deposits at period-end is included in Table 19.

Table 19 - Deposits Ending Balances

(In thousands)	September 30, 2012	December 31, 2011	Variance
Demand deposits [1]	$6,091,400	$6,256,530	$(165,130)
Savings, NOW and money market deposits (non-brokered)	11,046,595	10,762,869	283,726
Savings, NOW and money market deposits (brokered)	455,309	212,688	242,621
Time deposits (non-brokered)	6,614,153	7,552,434	(938,281)
Time deposits (brokered CDs)	2,112,042	3,157,606	(1,045,564)

Total deposits	$26,319,499	$27,942,127	$(1,622,628)

[1]	Includes interest and non-interest bearing demand deposits.

The decrease in demand deposits from December 31, 2011 to September 30, 2012 was mainly related to lower balance of deposits in trust that were short-term and were mostly associated with certain Puerto Rico government bond issuances. The net decrease in brokered deposits was primarily at BPPR. The Corporation raised brokered deposits in the latter months of 2011 to fund the repayment of the outstanding balance of the note that was issued to the FDIC as part of the Westernbank FDIC-assisted transaction. Following the repayment of the FDIC note, the use of brokered deposits was anticipated to fall and the funds were replaced with lower-cost FHLB advances. The decrease in non-brokered time deposits was principally at BPPR due to efforts to continue to lower cost of funds. Despite the decrease, the Corporation has successfully maintained the Corporation’s main relationships and has been able to substitute funds with other deposit types at lower rates. Also, lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. These decreases were partially offset by an increase of savings, NOW and money market deposits, both from the retail and commercial sectors.

Borrowings

The Corporation’s borrowings amounted to $5.0 billion at September 30, 2012, compared with $4.3 billion at December 31, 2011. The increase from December 31, 2011 to September 30, 2012 was related to new advances with the FHLB of NY of $1.2 billion (principally to replace brokered deposits, as discussed above), partially offset by the early extinguishment of $350 million in repurchase agreements during the second quarter of 2012. Refer to Note 14 to the consolidated financial statements for detailed information on the Corporation’s borrowings at September 30, 2012 and December 31, 2011. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

The decrease in other liabilities of $96 million from December 31, 2011 to September 30, 2012 is driven largely by loan repurchases of $184 million during this quarter under the GNMA loan repurchase option. During the quarter ended September 30, 2012, the Corporation repurchased approximately $184 million of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Stockholders’ Equity

Stockholders’ equity totaled $4.1 billion at September 30, 2012, compared with $3.9 billion at December 31, 2011. The increase was principally due to internal capital generation. Refer to the consolidated statements of financial condition and of stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive income, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2012 and December 31, 2011 are presented on Table 20. As of such dates, BPPR and BPNA were well-capitalized.

Table 20 - Capital Adequacy Data

(Dollars in thousands)	September 30, 2012	December 31, 2011
Risk-based capital:
Tier I capital	$3,982,514	$3,899,593
Supplementary (Tier II) capital	303,128	312,477

Total capital	$4,285,642	$4,212,070

Risk-weighted assets:
Balance sheet items	$21,361,749	$21,775,369
Off-balance sheet items	2,334,264	2,638,954

Total risk-weighted assets	$23,696,013	$24,414,323

Average assets	$34,925,108	$35,783,749

Ratios:
Tier I capital (minimum required – 4.00%)	16.81%	15.97%
Total capital (minimum required – 8.00%)	18.09	17.25
Leverage ratio *	11.40	10.90

*	All banks are required to have minimum a Tier I Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At September 30, 2012, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $1,895,681, Tier I Capital of $947,841, and Tier I Leverage of $1,047,753, based on a 3% ratio, or $1,397,004, based on a 4% ratio, according to the entity’s classification.

The improvement in the Corporation’s regulatory capital ratios from December 31, 2011 to September 30, 2012 was principally due to a reduction in assets, changes in balance sheet composition including the increase in assets with lower risk-weightings such as mortgage loans, and internal capital generation from earnings.

In accordance with the Federal Reserve Board guidance, trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At September 30, 2012 and December 31, 2011, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. Effective March 31, 2011, the Federal Reserve Board revised the quantitative limit which would limit restricted core capital elements included in the Tier 1 capital of a bank holding company to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. Furthermore, the Dodd-Frank Act, enacted in July 2010, has a provision to effectively phase-out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Trust preferred securities issued on or after May 19, 2010 will no longer qualify as Tier 1 capital. At September 30, 2012, the Corporation had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. The Corporation has not issued any trust preferred securities since May 19, 2010. At September 30, 2012, the remaining $935 million in trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008. The Dodd-Frank Act includes an exemption from the phase-out provision that applies to these capital securities.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2012 and December 31, 2011.

Table 21 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2012	December 31, 2011
Total stockholders’ equity	$4,068,984	$3,918,753
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(648,350)
Less: Other intangibles	(56,762)	(63,954)

Total tangible common equity	$3,314,305	$3,156,289

Total assets	$36,503,366	$37,348,432
Less: Goodwill	(647,757)	(648,350)
Less: Other intangibles	(56,762)	(63,954)

Total tangible assets	$35,798,847	$36,636,128

Tangible common equity to tangible assets	9.26%	8.62%
Common shares outstanding at end of period	103,097,143	102,590,457
Tangible book value per common share	$32.15	$30.77

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

Table 22 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at September 30, 2012 and December 31, 2011, as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

Table 22 - Reconciliation Tier 1 Common Equity

(In thousands)	September 30, 2012	December 31, 2011
Common stockholders’ equity	$4,018,824	$3,868,593
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(175,769)	(203,078)
Less: Disallowed deferred tax assets[2]	(365,954)	(249,325)
Less: Intangible assets:
Goodwill	(647,757)	(648,350)
Other disallowed intangibles	(18,409)	(29,655)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,154)	(1,189)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	205,309	216,798

Total Tier 1 common equity	$3,015,090	$2,953,794

Tier 1 common equity to risk-weighted assets	12.72%	12.10%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $153 million of the Corporation’s $546 million of net deferred tax assets at September 30, 2012 ($150 million and $430 million, respectively, at December 31, 2011), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $366 million of such assets at September 30, 2012 ($249 million at December 31, 2011) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $27 million of the Corporation’s other net deferred tax assets at September 30, 2012 ($31 million at December 31, 2011) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Board has granted interim capital relief for the impact of pension liability adjustment.

BASEL III and the Dodd-Frank Act

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align them with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies. The revised capital rules are expected to be implemented between 2013 and 2019.

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

We continue to evaluate the impact of the proposed NPRs on our regulatory capital ratios. We anticipate that based on our current level of assets, non-performing assets and the composition of these, the implementation of the NPR’s as currently proposed would reduce our excess capital over well capitalized thresholds as compared to the Basel I rules currently in effect. However, we expect to continue to exceed the minimum requirements for well capitalized status after the implementation of the NPR’s.

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2012, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $173 million at September 30, 2012 of which approximately 37% matures in 2012, 26% in 2013, 16% in 2014 and 21% thereafter.

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

Table 23 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2012.

Table 23 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2012	Years 2013 - 2015	Years 2016 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$5,650	$1,215	$388	$75	$7,328
Commercial letters of credit	12	14	—	—	26
Standby letters of credit	77	44	8	—	129
Commitments to originate mortgage loans	61	11	—	—	72
Unfunded investment obligations	1	9	—	—	10

Total	$5,801	$1,293	$396	$75	$7,565

At September 30, 2012, the Corporation maintained a reserve of approximately $7 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 19 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At September 30, 2012, the Corporation serviced $3.1 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $3.5 billion at December 31, 2011. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 24 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	September 30, 2012	December 31, 2011
Total portfolio	$3,061,762	$3,456,933
Days past due:
30 days and over	$449,150	$500,524
90 days and over	$173,224	$215,597
As a percentage of total portfolio:
30 days past due or more	14.67%	14.48%
90 days past due or more	5.66%	6.24%

During the quarter and nine-month period ended September 30, 2012, the Corporation repurchased approximately $33 million and $115 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions, compared with $53 million and $168 million, respectively, for the same quarter and nine-month period of 2011. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. In 2010 and 2011, the Corporation experienced an increase in mortgage loan repurchases from recourse portfolios that led to increases in non-performing mortgage loans. The deteriorating economic conditions in those years provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases. Based on the volume of repurchases from recourse portfolios during 2012, when compared to 2011, the trend has improved. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At September 30, 2012, there were 44 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $6.8 million, compared with 19 and $2.1 million, respectively, at December 31, 2011. The outstanding unresolved claims at September 30, 2012 pertained to FNMA (December 31, 2011 – pertained to FNMA and FHLMC).

At September 30, 2012, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $56 million, compared with $59 million at December 31, 2011.

Table 25 presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and nine-month period ended September 30, 2012 and 2011.

Table 25 – Activity in Credit Recourse Liability

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$55,783	$55,327	$58,659	$53,729
Additions for new sales	—	—	—	—
Provision for recourse liability	5,576	10,285	15,138	30,109
Net charge-offs / terminations	(5,068)	(10,055)	(17,506)	(28,281)

Balance as of end of period	$56,291	$55,557	$56,291	$55,557

The decrease of $4.7 million in the provision for credit recourse liability experienced for the quarter ended September 30, 2012, when compared with the same quarter in 2011 was mainly driven by a decrease in the losses prompted by an improvement in the credit quality of mortgage loans subject to credit recourse provision.

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $3.1 million in unpaid principal balance with losses amounting to $0.5 million for the nine-month period ended September 30, 2012. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At September 30, 2012, the related representation and warranty reserve amounted to $8.0 million and the related serviced portfolio approximated $3.0 billion, compared with $8.5 million and $3.5 billion, respectively, at December 31, 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2012, the Corporation serviced $16.8 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $17.3 billion at December 31, 2011. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2012, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million, compared with $32 million at December 31, 2011. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

At September 30, 2012, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2012 and December 31, 2011, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $8 million and $11 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 46% of claimed amounts during the 24-month period ended September 30, 2012 (51% during the 24-month period ended December 31, 2011). On the remaining 54% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 56% of claimed amounts during the 24-month period ended September 30, 2012 (59% during the 24-month period ended December 31, 2011). In total, during the 24-month period ended September 30, 2012, the Corporation paid an average of 34% of claimed amounts (24-month period ended December 31, 2011 – 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in Table 26.

Table 26 - E-LOAN’s Outstanding Unresolved Claims from Loans Sold

(In thousands)	September 30, 2012	December 31, 2011
By Counterparty:
GSEs	$1,270	$432
Whole loan and private-label securitization investors	1,772	360

Total outstanding claims by counterparty	$3,042	$792

By Product Type:
1st lien (Prime loans)	$3,042	$792

Total outstanding claims by product type	$3,042	$792

The outstanding claims balance from private-label investors are comprised by three counterparties at September 30, 2012 and one counterparty at December 31, 2011.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. Table 27 presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and nine-month periods ended September 30, 2012 and 2011.

Table 27 – Changes in Liability for Estimated Losses Related to Loans Sold by E-LOAN

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of period	$10,131	$29,016	$10,625	$30,659
Additions for new sales	—	—	—	—
(Reversal) provision for representation and warranties	(1,841)	—	(1,841)	(522)
Net charge-offs / terminations	(1)	(807)	(495)	(1,928)

Balance as of end of period	$8,289	$28,209	$8,289	$28,209

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

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. For a detailed description of the techniques used to measure the potential impact from changing interest rate on the Corporation’s market risk, refer to the 2011 Annual Report.

Net interest income simulation analysis performed by legal entity and on a consolidated basis is a tool used by the Corporation in estimating the potential change in future net interest income resulting from hypothetical changes in interest rates. Sensitivity analysis is calculated using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and expected changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. It is a dynamic process, emphasizing future performance under diverse economic conditions.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise and decline gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2013. Under a 200 basis points rising rate scenario, projected net interest income increases by $22.5 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $41.5 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. Given the fact that at September 30, 2012 some market interest rates continued to be close to zero, management has focused on measuring the risk on net interest income of rising rate scenarios. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

The Corporation estimates the sensitivity of economic value of equity (“EVE”) to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. This sensitivity analysis is a useful tool to measure long-term IRR because it captures the impact of rate changes in expected cash flows from all future periods, including principal and interest.

EVE sensitivity using interest rate shock scenarios is estimated on a quarterly basis. The current EVE sensitivity is focused on a rising 200 basis point parallel shock. Management has a defined limit for the increase in EVE sensitivity resulting from the shock scenario.

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

At September 30, 2012, the Corporation held trading securities with a fair value of $227 million, representing approximately 0.6% of the Corporation’s total assets, compared with $436 million and 1% at December 31, 2011. As shown in Table 28, the trading portfolio consists principally of mortgage-backed securities, which at September 30, 2012 were investment grade securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $2.3 million and $11.7 million for the quarter and nine-month period ended September 30, 2012, respectively. Table 28 provides the composition of the trading portfolio at September 30, 2012 and December 31, 2011.

Table 28 - Trading Portfolio

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities (includes related trading derivatives)	$188,093	4.87%	$325,205	4.56%
Collateralized mortgage obligations	3,342	4.45	3,545	4.69
Puerto Rico and U.S. Government obligations	17,584	4.42	90,648	4.87
Interest-only strips	1,245	12.86	1,378	12.80
Other	16,654	3.85	15,555	4.32

Total	$226,918	4.80%	$436,331	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $0.9 million, assuming a confidence level of 99%, for the last week in September 2012. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 22 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2012, approximately $ 5.4 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At September 30, 2012, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 114 million of financial assets that were measured at fair value on a nonrecurring basis at September 30, 2012, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 37 million at September 30, 2012, of which $ 21 million were Level 3 assets and $ 16 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter ended September 30, 2012, there were no transfers in and/or out of Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. There were $ 2 million in transfers from Level 2 to Level 3 and $ 7 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the nine months ended September 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. There were no transfers in and / or out of Level 1 during the quarter and nine months ended September 30, 2012. Refer to Note 22 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at September 30, 2012. Also, refer to the Critical Accounting Policies / Estimates in the 2011 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2012, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2012, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At September 30, 2012, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.3 billion and represented 96% of the Corporation’s assets measured at fair value on a recurring basis. At September 30, 2012, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $18 million and $ 198 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 158 million at September 30, 2012, and are primarily related to residential mortgage loans originated in Puerto Rico, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 10 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended September 30, 2012, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.9 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.9 million from the assessment of the counterparties’ credit risk. During the nine months ended September 30, 2012, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.8 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.9 million resulting from assessment of the counterparties’ credit risk and a loss $0.1 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 72% of the Corporation’s total assets at September 30, 2012 and 75% at December 31, 2011. Refer to the Financial Condition Analysis section of this MD&A for explanations on the variances in the main deposit categories.

In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2012, these borrowings consisted primarily of assets sold under agreement to repurchase of $1.9 billion, advances with the FHLB of $1.8 million, junior subordinated deferrable interest debentures of $931 million (net of discount) and term notes of $279 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including pricing, service, convenience and financial stability as reflected by capital operating results, credit ratings (by nationally recognized credit rating agencies), and importantly, FDIC deposit insurance. Although a downgrade in the credit ratings of the Corporation’s banking subsidiaries may impact their ability to raise retail and commercial deposits or the rate that it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to FDIC limits) and this is expected to mitigate the effect of a potential downgrade in the credit ratings.

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.4 billion, or 81% of total deposits, at September 30, 2012, compared with $21.3 billion, or 76% of total deposits, at December 31, 2011. Core deposits financed 68% of the Corporation’s earning assets at September 30, 2012 and 66% at December 31, 2011.

Certificates of deposit with denominations of $100,000 and over at September 30, 2012 totaled $3.0 billion, or 12% of total deposits, compared with $4.2 billion, or 15%, at December 31, 2011. Their distribution by maturity at September 30, 2012 was as follows:

Table 29 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,157,981
3 to 6 months	414,610
6 to 12 months	611,186
Over 12 months	846,176

$3,029,953

At September 30, 2012, approximately 7% of the Corporation’s assets were financed by brokered deposits, compared with 9% at December 31, 2011. The Corporation had $2.6 billion in brokered deposits at September 30, 2012, compared with $3.4 billion at December 31, 2011. Brokered deposits, which are typically sold through an intermediary to retail investors, provide the ability to raise additional funds without pressuring retail deposit pricing in the Corporation’s local markets. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect the Corporation’s ability to fund a portion of the Corporation’s operations and/or meet its obligations.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2012 and December 31, 2011, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $2.8 billion and $2.0 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.8 billion at September 30, 2012 and $0.9 billion at December 31, 2011. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. Refer to Note 14 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

The banking subsidiaries have borrowing facilities at the Fed’s discount window. The borrowing capacity approximated $4.4 billion at September 30, 2012, compared with $2.6 billion at December 31, 2011, and remained unused as of both dates. These borrowing facilities are a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under these borrowing facilities is dependent upon the balance of performing loans and securities pledged as collateral and the haircuts assigned to such collateral.

During the quarter and nine months ended September 30, 2012, the Corporation’s bank holding companies did not make any capital contributions to BPNA or BPPR.

Total borrowings amounted to $5.0 billion at September 30, 2012, an increase of approximately $723 million when compared to December 31, 2011. The increase was driven by the replacement of maturing brokered deposits with lower cost short term borrowings. Short-term advances with the FHLB increased by $910 million to $1.2 billion, while repurchase agreements decreased by $197 million. As indicated in the Overview section of this MD&A, in late June 2012, BPPR terminated $350 million in outstanding repurchase agreements with contractual maturities between March 2014 and May 2014. The Corporation replaced these repurchase agreements with short-term borrowings at current market rates.

At September 30, 2012, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes the Corporation most probably will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future financing needs revenues may not increase proportionately to cover costs.

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

The principal use of these funds include capitalizing its banking subsidiaries, the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”).

Note 33 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s bank holding companies.

Cash inflows and outflows from financing activities at the BHCs during the nine month period ended September 30, 2012 have not been significant, except for the cash dividend of $131 million received in May 2012 from the Corporation’s equity investment in EVERTEC’s parent company. This cash inflow was principally used to fund short-term advances to Popular Mortgage, the Corporation’s mortgage banking subsidiary.

During the nine months ended September 30, 2012, there was a $50 million capital contribution from PIHC to PNA as part of an internal reorganization. Refer to Note 33 to the consolidated financial statements for a description of the internal reorganization.

Another use of liquidity at PIHC is the payment of dividends on preferred stock. The preferred stock dividends paid amounted to $2.5 million for the nine months ended September 30, 2012. The preferred stock dividends paid were funded by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Federal Reserve System prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings together with higher credit spreads in general. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. However, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. The Corporation has an open-ended, shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

A principal use of liquidity at the BHCs is to ensure its banking subsidiaries are adequately capitalized. During the year 2011 and the nine months ended September 30, 2012, the BHCs were not required to make any capital contributions to its banking subsidiaries. Management does not expect either of the banking subsidiaries to require capitalizations for the foreseeable future.

Note 33 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at September 30, 2012, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at September 30, 2012 and December 31, 2011. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with internal liquidity resources and new borrowings. Increasing or guaranteeing new debt would be subject to the prior approval from the Fed.

The contractual maturities of the BHC’s notes payable at September 30, 2012 is presented in Table 30.

Table 30 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2012	$41,791
2013	3,000
2014	78,594
2015	35,159
2016	119,849
Later years	439,800
No stated maturity	936,000

Sub-total	1,654,193
Less: Discount	444,338

Total	$1,209,855

As indicated previously, the BHC did not issue new registered debt in the capital markets during the nine months ended September 30, 2012.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $21 million in deposits at September 30, 2012 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $41 million at September 30, 2012, with the Corporation providing collateral totaling $51 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. Based on BPPR’s failure to maintain the required credit ratings, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations approximated $119 million at September 30, 2012. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Total non-performing non-covered assets were $1.9 billion at September 30, 2012, declining by $261 million compared with December 31, 2011, as part of the Corporation’s strategic efforts to resolve non-performing loans. At September 30, 2012, non-performing loans held-in-portfolio secured by real estate, excluding covered loans, amounted to $1.2 billion in the Puerto Rico operations and $243 million in the U.S. mainland operations. These figures compare to $1.3 billion in the Puerto Rico operations and $324 million in the U.S. mainland operations at December 31, 2011.

In addition to the non-performing loans included in Table 31, there were $46 million of non-covered performing loans at September 30, 2012, mostly related to the commercial loan portfolio, which based on management’s opinion, are currently subject to potential future classification to non-performing and are considered impaired, compared with $27 million at December 31, 2011.

Table 31 - Non-Performing Assets

(Dollars in thousands)	September 30, 2012	As a percentage of loans HIP by category [4]	December 31, 2011	As a percentage of loans HIP by category [4]
Commercial	$772,217	8.0%	$830,092	8.3%
Construction	49,933	19.3	96,286	40.1
Legacy [1]	48,735	10.5	75,660	11.7
Lease financing	4,837	0.9	5,642	1.0
Mortgage	632,052	10.5	686,502	12.4
Consumer	42,726	1.1	43,668	1.2

Total non-performing loans held-in-portfolio, excluding covered loans	1,550,500	7.5%	1,737,850	8.4%
Non-performing loans held-for-sale [2]	108,886		262,302
Other real estate owned (“OREO”), excluding covered OREO	252,024		172,497

Total non-performing assets, excluding covered assets	$1,911,410		$2,172,649
Covered loans and OREO [3]	208,235		192,771

Total non-performing assets	$2,119,645		$2,365,420

Accruing loans past due 90 days or more[5]	$379,051		$316,614

Ratios excluding covered loans:[6]
Non-performing loans held-in-portfolio to loans held-in-portfolio	7.47%		8.44%
Allowance for loan losses to loans held-in-portfolio	3.07		3.35
Allowance for loan losses to non-performing loans, excluding held-for-sale	41.04		39.73

Ratios including covered loans:
Non-performing loans held-in-portfolio to loans held-in-portfolio	6.63%		7.30%
Allowance for loan losses to loans held-in-portfolio	3.09		3.27
Allowance for loan losses to non-performing loans, excluding held-for-sale	46.61		44.76

HIP	= “held-in-portfolio”
[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Non-performing loans held-for-sale consist of $88 million in construction loans, $18 million in commercial loans, $3 million in legacy loans and $53 thousand in mortgage loans as of September 30, 2012 (December 31, 2011—$236 million, $26 million, $468 thousand and $59 thousand, respectively).
[3]	The amount consists of $83 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $126 million in covered OREO as of September 30, 2012 (December 31, 2011—$84 million and $109 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $3.9 billion in covered loans at September 30, 2012 (December 31, 2011—$4.3 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $1.0 billion at September 30, 2012 (December 31, 2011—$1.2 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Tables 32 and 33 summarize the activity in the allowance for loan losses and selected loan loss statistics for the quarters and nine months ended September 30, 2012 and 2011.

Table 32 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended September 30,
	2012		2012	2012		2011		2011	2011
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$648,535		$117,495	$766,030		$689,678		$57,169	$746,847
Provision for loan losses	83,589		22,619	106,208		150,703		25,573	176,276

	732,124		140,114	872,238		840,381		82,742	923,123

Losses:
Commercial	63,381		7,013	70,394		92,715		1,278	93,993
Construction	1,733		7,483	9,216		3,231		—	3,231
Lease financing	1,292		—	1,292		1,096		—	1,096
Legacy	8,502		—	8,502		16,160		—	16,160
Mortgage	16,225		736	16,961		14,801		65	14,866
Consumer	37,949		9	37,958		44,812		2,478	47,290

	129,082		15,241	144,323		172,815		3,821	176,636

Recoveries:
Commercial	16,751		—	16,751		17,092		—	17,092
Construction	2,260		—	2,260		2,726		1,500	4,226
Lease financing	1,027		—	1,027		695		—	695
Legacy	4,550		—	4,550		7,279		—	7,279
Mortgage	253		—	253		1,155		—	1,155
Consumer	8,450		—	8,450		8,693		—	8,693

	33,291		—	33,291		37,640		1,500	39,140

Net loans charged-off:
Commercial	46,630		7,013	53,643		75,623		1,278	76,901
Construction	(527)		7,483	6,956		505		(1,500)	(995)
Lease financing	265		—	265		401		—	401
Legacy	3,952		—	3,952		8,881		—	8,881
Mortgage	15,972		736	16,708		13,646		65	13,711
Consumer	29,499		9	29,508		36,119		2,478	38,597

	95,791		15,241	111,032		135,175		2,321	137,496

Net (write-down) recovery related to loans transferred to loans held-for-sale	(34)		—	(34)		(12,706)		—	(12,706)

Balance at end of period	$636,299		$124,873	$761,172		$692,500		$80,421	$772,921

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	1.87%			1.82%		2.64%			2.20%
Provision for loan losses to net charge-offs	0.87	x		0.96	x	1.11	x		1.28	x

Table 33 - Allowance for Loan Losses and Selected Loan Losses Statistics - Year-to-date Activity

	Nine months ended September 30,
	2012		2012	2012		2011		2011	2011
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$690,363		$124,945	$815,308		$793,225		$—	$793,225
Provision for loan losses	247,846		78,284	326,130		306,177		89,735	395,912

	938,209		203,229	1,141,438		1,099,402		89,735	1,189,137

Losses:
Commercial	187,519		45,767	233,286		241,409		3,248	244,657
Construction	4,442		22,934	27,376		14,901		4,345	19,246
Lease financing	3,418		—	3,418		4,553		—	4,553
Legacy	28,168		—	28,168		63,777		—	63,777
Mortgage	54,201		5,024	59,225		36,525		65	36,590
Consumer	122,903		4,631	127,534		147,607		3,156	150,763

	400,651		78,356	479,007		508,772		10,814	519,586

Recoveries:
Commercial	46,810		—	46,810		40,997		—	40,997
Construction	4,193		—	4,193		11,064		1,500	12,564
Lease financing	2,991		—	2,991		2,341		—	2,341
Legacy	15,199		—	15,199		17,274		—	17,274
Mortgage	2,594		—	2,594		3,451		—	3,451
Consumer	26,988		—	26,988		25,642		—	25,642

	98,775		—	98,775		100,769		1,500	102,269

Net loans charged-off:
Commercial	140,709		45,767	186,476		200,412		3,248	203,660
Construction	249		22,934	23,183		3,837		2,845	6,682
Lease financing	427		—	427		2,212		—	2,212
Legacy	12,969		—	12,969		46,503		—	46,503
Mortgage	51,607		5,024	56,631		33,074		65	33,139
Consumer	95,915		4,631	100,546		121,965		3,156	125,121

	301,876		78,356	380,232		408,003		9,314	417,317

Net (write-down) recovery related to loans transferred to loans held-for-sale	(34)		—	(34)		1,101		—	1,101

Balance at end of period	$636,299		$124,873	$761,172		$692,500		$80,421	$772,921

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	1.98%			2.07%		2.65%			2.21%
Provision for loan losses to net charge-offs	0.82	x		0.86	x	0.75	x		0.95	x

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves and for qualitative information on the main factors driving the variances.

Table 34 presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2012 and 2011.

Table 34 - Annualized Net Charge-offs to Average Loans Held-in-Portfolio (Non-Covered loans)

	Quarters ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commercial	1.95%	3.03%	1.93%	2.62%
Construction	(0.84)	0.79	0.14	1.82
Lease financing	0.20	0.28	0.11	0.51
Legacy	3.23	4.62	3.11	7.22
Mortgage	1.11	1.04	1.23	0.89
Consumer	3.06	3.95	3.44	4.46

Total annualized net charge-offs to average loans held-in-portfolio	1.87%	2.64%	1.98%	2.65%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 77 and 67 basis points, from 2.64% and 2.65% for the quarter and nine months ended September 30, 2011 to 1.87% and 1.98% for the same periods in 2012. Net charge-offs, excluding covered loans, for the quarter ended September 30, 2012 decreased by $39.4 million, compared with the quarter ended September 30, 2011. Net charge-offs, excluding covered loans, for the nine months ended September 30, 2012 decreased by $106.1 million, when compared with the same period in 2011. Net charge-offs reduction is prompted by continued improvements in credit performance in the BPPR and BPNA reportable segments.

Credit quality continues to improve as the Corporation addresses its non-performing loan balances and manages asset exposures, as well as stabilization in the general economic conditions. These actions include (i) the loan portfolio reclassifications to held-for-sale that took place in the fourth quarter of 2010, (ii) a lower volume of commercial and construction loans, mainly related to certain lending products exited by the Corporation at the BPNA reportable segment, and (iii) intensification of loss mitigation efforts.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio at September 30, 2012 decreased on a consolidated basis by $58 million, compared with December 31, 2011. The percentage of non-performing commercial non-covered loans held-in-portfolio to commercial non-covered loans held-in-portfolio decreased from 8.3% at December 31, 2011 to 8.0% at September 30, 2012.

Table 35 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA reportable segments.

Table 35 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-performing commercial loans	$612,781	$631,171	$159,436	$198,921	$772,217	$830,092
Non-performing commercial loans to commercial loans HIP	9.91%	9.75%	4.63%	5.68%	8.02%	8.32%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commercial loan net charge-offs	$37,019	$58,508	$9,611	$17,115	$46,630	$75,623
Commercial loan net charge-offs (annualized)to average commercial loans HIP	2.41%	3.67%	1.12%	1.89%	1.95%	3.03%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commercial loan net charge-offs	$103,101	$146,960	37,608	$53,452	$140,709	$200,412
Commercial loan net charge-offs (annualized)to average commercial loans HIP	2.19%	3.00%	1.46%	1.93%	1.93%	2.61%

Commercial non-covered non-performing loans held-in-portfolio in the BPPR reportable segment decreased by $18 million from December 31, 2011 to September 30, 2012. This decline reflected problem loan resolutions and net charge-off activity, partially offset by an increase of $28 million, largely related to four commercial real estate relationships placed on nonaccrual status during the current quarter. Although there was some quarter-to-quarter volatility, overall improving trends in the commercial non-performing levels continued.

The commercial non-performing loans held-in-portfolio in the BPNA reportable segment decreased by $39 million from December 31, 2011 to September 30, 2012, as a result of problem loan resolutions, loan sales, and a reduction in the inflows of non-performing loans. This reduction at the BPNA reportable segment represents the continuation of an improving trend evident over the past several quarters.

For the quarter ended September 30, 2012, inflows of commercial non-performing loans held-in-portfolio at the BPPR reportable segment amounted to $96 million, a decrease of $112 million, when compared to the additions for the third quarter of 2011. Additions to the commercial non-performing loans held-in-portfolio at the BPNA reportable segment amounted to $33 million, a decrease of $14 million, compared to the inflows for the third quarter of 2011.

Tables 36 and 37 present the changes in non-performing commercial non-covered loans held in-portfolio for the quarter and nine months ended September 30, 2012 and 2011 for the BPPR and BPNA reportable segments.

Table 36 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$591,792	$176,148	$631,171	$198,921
Plus:
New non-performing loans	95,836	32,395	246,245	94,320
Advances on existing non-performing loans	—	525	—	897
Loans transferred from held-for-sale	—	—	—	4,933
Other	1,139	—	1,139	—
Less:
Non-performing loans transferred to OREO	(4,217)	(10,558)	(19,741)	(37,625)
Non-performing loans charged-off	(43,711)	(9,261)	(118,333)	(39,767)
Loans returned to accrual status / loan collections	(28,058)	(25,561)	(127,700)	(57,224)
Loans transferred to held-for-sale	—	(4,252)	—	(5,019)

Ending balance NPLs	$612,781	$159,436	$612,781	$159,436

Table 37 - Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$557,421	$182,351	$485,469	$179,993
Plus:
New non-performing loans	197,365	46,495	430,957	130,193
Advances on existing non-performing loans	10,037	226	10,037	244
Less:
Non-performing loans transferred to OREO	(2,171)	(3,024)	(7,680)	(12,682)
Non-performing loans charged-off	(58,510)	(24,383)	(131,921)	(66,306)
Loans returned to accrual status / loan collections	(51,205)	(21,036)	(133,925)	(50,813)

Ending balance NPLs	$652,937	$180,629	$652,937	$180,629

In the non-covered loans held-in-portfolio, there were 3 commercial loan relationships greater than $10 million in non-accrual status with an aggregate outstanding balance of approximately $34 million at September 30, 2012, compared with 6 commercial loan relationships with an outstanding balance of approximately $113 million at December 31, 2011.

The Corporation’s commercial loan net charge-offs, excluding net charge-offs for covered loans, for the quarter ended September 30, 2012, decreased by $29.0 million, when compared with the quarter ended September 30, 2011. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 3.03% for the quarter ended September 30, 2011 to 1.95% for the quarter ended September

30, 2012. The decrease was primarily driven by reductions in the BPPR and BPNA reportable segments of $21.5 million and $7.5 million, respectively. Commercial net charge-offs continued to show favorable trends mostly attributed to improvements in credit quality and stabilization in the economic conditions. For the quarter ended September 30, 2012, the charge-offs associated with collateral dependent commercial loans amounted to approximately $14.7 million in the BPPR reportable segment and $3.3 million in the BPNA reportable segment. Management identified commercial loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses corresponding to commercial loans held-in-portfolio, excluding covered loans, amounted to $286 million or 2.97% of that portfolio at September 30, 2012, compared with $369 million or 3.70% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the commercial loan category was 37.04% at September 30, 2012, compared with 44.50% at December 31, 2011.

The allowance for loan losses of the commercial loan portfolio in the BPPR reportable segment, excluding the allowance for covered loans, totaled $201 million or 3.26% of non-covered commercial loans held-in-portfolio at September 30, 2012, compared with $255 million or 3.95% at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses of the commercial loan portfolio totaled $85 million or 2.46% of commercial loans held-in-portfolio at September 30, 2012, compared with $114 million or 3.25% at December 31, 2011. The allowance for loan losses for the commercial loans held-in-portfolio decreased, as underlying loss trends continue to improve.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at September 30, 2012, of which $2.9 billion was secured with owner occupied properties, compared with $6.7 billion and $3.1 billion, respectively, at December 31, 2011. CRE non-performing loans, excluding covered loans amounted to $611 million at September 30, 2012, compared with $636 million at December 31, 2011. The CRE non-performing loans ratios for the Corporation’s Puerto Rico and U.S. mainland operations were 12.82% and 5.45%, respectively, at September 30, 2012, compared with 12.58% and 5.91%, respectively, at December 31, 2011.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. At September 30, 2012, the Corporation’s commercial loans held-in-portfolio, excluding covered loans, included a total of $203 million of loan modifications for the BPPR reportable segment and $15 million for the BPNA reportable segment, which were considered TDRs since they involved granting a concession to borrowers under financial difficulties. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $3 million in the BPPR reportable segment and no commitments outstanding in the BPNA reportable segment at September 30, 2012. Of these commercial loans in the BPPR and BPNA reportable segments, $147 million and $15 million, respectively, were in non-performing status at September 30, 2012, compared with $161 million and $11 million at December 31, 2011. Commercial loans in the BPPR and BPNA reportable segments that have been modified as part of loss mitigation efforts were evaluated for impairment, resulting in a specific reserve of $3 million and $1 million, respectively, at September 30, 2012.

Construction loans

As shown in Table 31, non-performing construction loans held-in-portfolio, excluding covered loans, decreased by $46 million from December 31, 2011 to September 30, 2012, with declines of $16 million and $30 million in the BPPR and BPNA reportable segments, respectively. This decrease was principally driven by loan resolutions, including payments and payoffs, and minimal inflows of new construction non-performing loans, reflecting improvements in the level of problem loans. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased from 40.1% at December 31, 2011 to 19.3% at September 30, 2012.

For the quarter ended September 30, 2012, additions to the construction non-performing loans held in portfolio at the BPPR reportable segment amounted to $4 million, a decrease of $10.4 million, when compared with the additions for the quarter ended September 30, 2011. There were minimal additions to construction loans held-in-portfolio to non-performing status at the BPNA reportable segment during the nine months ended September 30, 2012. The decline in non-performing loans inflow is attributable to a lower level of problem loans remaining in the portfolio, principally prompted by a significant portion of the BPPR reportable segment construction non-covered loans being classified as held-for-sale and the downsizing of the construction loan portfolio at the BPNA reportable segment.

Tables 38 and 39 present the changes in non-performing construction loans held in-portfolio for the quarter and nine months ended September 30, 2012 and 2011 for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 38 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$55,534	$12,004	$53,859	$42,427
Plus:
New non-performing loans	3,917	—	11,122	—
Advances on existing non-performing loans	—	136	145	465
Less:
Non-performing loans transferred to OREO	(280)	—	(280)	—
Non-performing loans charged-off	(1,366)	—	(2,737)	(1,380)
Loans returned to accrual status / loan collections	(18,873)	—	(23,177)	(19,040)
Loans transferred to held-for-sale	—	—	—	(10,332)
Other	(1,139)	—	(1,139)	—

Ending balance NPLs	$37,793	$12,140	$37,793	$12,140

Table 39 - Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$58,691	$60,131	$64,678	$68,218
Plus:
New non-performing loans	14,324	5,715	31,262	13,173
Advances on existing non-performing loans	48	25	205	162
Less:
Non-performing loans transferred to OREO	—	—	(4,924)	(990)
Non-performing loans charged-off	(563)	(1,535)	(10,256)	(3,169)
Loans returned to accrual status / loan collections	(7,529)	(6,463)	(15,994)	(19,521)

Ending balance NPLs	$64,971	$57,873	$64,971	$57,873

In the non-covered loans held-in-portfolio, there was one construction loan relationship greater than $10 million in non-performing status with an aggregate outstanding balance of approximately $11 million at September 30, 2012, compared with 3 construction loan relationships with an aggregate outstanding principal balance of $38 million at December 31, 2011. Although the portfolio balance of construction loans held-in-portfolio has decreased considerably, the construction loan portfolio is considered one of the high-risk portfolios of the Corporation as it continues to be impacted by current economic and real estate market conditions, particularly in Puerto Rico.

Construction loan net charge-offs, excluding covered loans, for the quarter ended September 30, 2012, decreased by $1.0 million when compared with the quarter ended September 30, 2011. Construction loan net charge-offs continue at low levels driven by lower balance of problem loans as a result of the steps taken by the Corporation to mitigate the overall credit risk. For the quarter ended September 30, 2012, the charge-offs associated with collateral dependent construction loans amounted to $2.7 million in the BPPR reportable segment and none in the BPNA reportable segments. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

Table 40 provides information on construction non-performing loans and net charge-offs for the BPPR, excluding the Westernbank covered loan portfolio, and BPNA reportable segments.

Table 40 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-performing construction loans	$37,793	$53,859	$12,140	$42,427	$49,933	$96,286
Non-performing construction loans to construction loans HIP	17.93%	33.47%	25.45%	53.71%	19.32%	40.13%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Construction loan net (recoveries) charge-offs	$(527)	$(81)	$—	$586	$(527)	$505
Construction loan net (recoveries) charge-offs (annualized) to average construction loans HIP	(1.05)%	(0.21)%	—%	2.42%	(0.84)%	0.79%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Construction loan net charge-offs	$87	$1,996	$162	$1,841	$249	$3,837
Construction loan net charge-offs (annualized) to average construction loans HIP	0.06%	1.77%	0.39%	1.89%	0.14%	1.82%

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, represented 3.53% of that portfolio at both September 30, 2012 and December 31, 2011. The ratio of allowance to non-performing loans held-in-portfolio in the construction loans category was 18.30% at September 30, 2012, compared with 8.81% at December 31, 2011. The increase in the ratio was mostly driven by a lower level of non-performing loans due to the resolution of certain large impaired construction loans for which no allowance for loan losses was required at December 31, 2011.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR reportable segment, excluding the allowance for covered loans, totaled $7 million or 3.51% of non–covered construction loans held-in-portfolio at September 30, 2012, compared with $6 million or 3.63% at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses corresponding to the construction loan portfolio totaled $2 million or 3.64% of construction loans held-in-portfolio at September 30, 2012, compared with $3 million or 3.33% at December 31, 2011.

The construction loans held-in-portfolio, excluding covered loans, included $7 million in TDRs for the BPPR reportable segment and $12 million for the BPNA reportable segment at September 30, 2012. Of these construction TDRs in the BPPR and BPNA reportable segments, $4 million and $12 million, respectively, were in non-performing status at September 30, 2012, compared with $5 million and $23 million at December 31, 2011. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $21 thousand in the BPPR reportable segment and none in the BPNA reportable segment at September 30, 2012. These construction TDR loans from the BPPR and BPNA reportable segments were evaluated for impairment, resulting in a specific reserve of $191 thousand for the BPPR reportable segment and none for the BPNA reportable segment at September 30, 2012.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

Legacy non-performing loans held-in-portfolio decreased by $27 million from December 31, 2011 to September 30, 2012, driven by the sale of certain construction legacy loans, problem loan resolutions, charge-off activity, and a reduction in the inflows to non-performing status. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased from 11.67% at December 31, 2011 to 10.46% at September 30, 2012.

For the quarter ended September 30, 2012, additions to legacy loans in non-performing status amounted to $9 million, a decrease of $15 million compared with the quarter ended September 30, 2011. The decrease in the inflows of non-performing legacy loans was principally driven by lower loan portfolio balance and problem loan resolutions, coupled with credit stabilization.

Tables 41 and 42 present the changes in non-performing legacy loans held in-portfolio for the quarter and nine months ended September 30, 2012.

Table 41 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2012	For the nine months ended September 30, 2012
(In thousands)	BPNA	BPNA
Beginning Balance	$54,730	$75,660
Plus:
New non-performing loans	9,011	34,739
Advances on existing non-performing loans	—	17
Less:
Non-performing loans transferred to OREO	—	(3,435)
Non-performing loans charged-off	(7,900)	(24,660)
Loans returned to accrual status / loan collections	(4,405)	(15,643)
Loans transferred to held-for-sale	(2,701)	(17,943)

Ending balance NPLs	$48,735	$48,735

Table 42 - Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2011	For the nine months ended September 30, 2011
(Dollars in thousands)	BPNA	BPNA
Beginning Balance	$124,480	$165,484
Plus:
New non-performing loans	24,429	68,376
Advances on existing non-performing loans	76	1,671
Less:
Non-performing loans transferred to OREO	(4,404)	(7,623)
Non-performing loans charged-off	(15,524)	(61,661)
Loans returned to accrual status / loan collections	(24,743)	(61,933)

Ending balance NPLs	$104,314	$104,314

In the loans held-in-portfolio, there were no legacy loan relationship greater than $10 million in non-accrual status at September 30, 2012, compared with one loan relationship with an aggregate outstanding balance of $16 million at December 31, 2011.

For the quarter ended September 30, 2012, legacy net charge-offs decreased by $4.9 million when compared with the quarter ended September 30, 2011, which consisted of lower commercial net charge-offs of $4.6 million. Legacy loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 4.62% for the quarter ended September 30, 2011 to 3.23% for the quarter ended September 30, 2012. The improvement in net charge-offs was mainly driven by the lower levels of problem loans remaining in the portfolio and by the stabilization of the U.S. economic environment. For the quarter ended September 30, 2012, the charge-offs associated with collateral dependent legacy loans amounted to approximately $0.5 million.

Table 43 provides information on legacy non-performing loans and net charge-offs.

Table 43 - Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-performing legacy loans	$48,735	$75,660
Non-performing legacy loans to legacy loans HIP	10.46%	11.67%

	BPNA
	For the quarters ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Legacy loan net charge-offs	$3,952	$8,881
Legacy loan net charge-offs (annualized) to average legacy loans HIP	3.23%	4.62%

	BPNA
	For the nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011
Legacy loan net charge-offs	$12,969	46,503
Legacy loan net charge-offs (annualized) to average legacy loans HIP	3.11%	7.22%

The legacy loan portfolio totaled $466 million at September 30, 2012, compared with $648 million at December 31, 2011. The allowance for loan losses for the legacy loans held-in-portfolio amounted to $40 million or 8.56% of that portfolio at September 30, 2012, compared with $46 million or 7.13% at December 31, 2011. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 81.81% at September 30, 2012, compared with 61.10% at December 31, 2011. The increase in the ratio was mostly driven by the resolution of certain impaired construction loans for which no allowance for loan losses was required at December 31, 2011.

At September 30, 2012, the Corporation’s legacy loans held-in-portfolio included a total of $9 million of loan modifications, compared with $27 million at December 31, 2011. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at September 30, 2012. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at September 30, 2012.

Mortgage loans

Non-performing mortgage loans held-in-portfolio decreased by $55 million from December 31, 2011 to September 30, 2012, primarily as a result of reductions in the BPPR and BPNA reportable segments of $51 million and $4 million, respectively. The decrease in the BPPR reportable segment was principally due to a higher level of residential mortgage TDRs returning to accrual status after complying with six months of satisfactory payment history, a slowdown in the inflows of non-performing loans, and charge-offs.

For the quarter ended September 30, 2012, additions to mortgage non-performing loans at the BPPR and BPNA reportable segments amounted to $157 million and $10 million. The BPPR reportable segment reflected a decrease of $18 million in the inflows to non-performing status, when compared with the third quarter of 2011. Although the state of the economy in Puerto Rico appears to be gradually improving and certain improving credit trends have been noted, the residential mortgage portfolio at the BPPR reportable segment continues to be impacted by the economic conditions, evidenced by high levels of non-performing mortgage loans.

Tables 44 and 45 present the activity in non-performing mortgage loans held-in-portfolio for the BPPR and BPNA segments for the quarter and nine months ended September 30, 2012.

Table 44 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$600,082	$32,817	$649,279	$37,223
Plus:
New non-performing loans	157,114	9,457	509,107	22,189
Less:
Non-performing loans transferred to OREO	(19,522)	(1,858)	(60,518)	(6,029)
Non-performing loans charged-off	(12,811)	(2,541)	(53,813)	(8,165)
Loans returned to accrual status / loan collections	(126,340)	(4,346)	(445,532)	(11,689)

Ending balance NPLs	$598,523	$33,529	$598,523	$33,529

Table 45 - Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning Balance	$555,456	$32,531	$518,446	$23,586
Plus:
New non-performing loans	174,958	10,139	468,261	31,749
Less:
Non-performing loans transferred to OREO	(20,337)	(85)	(49,762)	(162)
Non-performing loans charged-off	(12,844)	(3,190)	(24,881)	(5,199)
Loans returned to accrual status / loan collections	(116,670)	(2,235)	(331,501)	(12,814)

Ending balance NPLs	$580,563	$37,160	$580,563	$37,160

Mortgage loan net charge-offs, excluding covered loans, for the quarter ended September 30, 2012, increased by $2.3 million, when compared with the quarter ended September 30, 2011. Mortgage loans annualized net charge-offs to average non-covered loans held-in-portfolio increased from 1.04% for the quarter ended September 30, 2011 to 1.11% for the quarter ended September 30, 2012. The increase in the mortgage loans net charge-off ratio was due to higher losses in the BPPR segment, principally related to the implementation of a revised charge-off policy during the first quarter of 2012.

Mortgage loan net charge-offs, excluding covered loans, at the BPPR reportable segment amounted to $12.4 million for the quarter ended September 30, 2012, an increase of $4.9 million, when compared with same period in 2011. As mentioned above, this increase in the mortgage loan net charge-offs was principally related to the implementation of a revised charge-off policy during the first quarter of 2012. The Corporation enhanced its charge-off policy for the residential mortgage loan portfolio by including historical losses on recent other real estate owned (“OREO”) sales to determine the net realizable value to assess charge-offs once a loan becomes 180 days past due; previously, this was only done once the loan was foreclosed.

The net charge-offs for BPNA’s mortgage loan portfolio amounted to approximately $3.5 million for the quarter ended September 30, 2012, decreasing by $2.5 million when compared with the same quarter in 2011. The mortgage loan portfolio in the BPNA reportable segment maintains low levels of net charge-offs, since most of the non-conventional mortgage loans in non-performing status were classified as held-for-sale and adjusted to fair value in December 2010, and subsequently sold during the first quarter of 2011. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $2.5 million, or 2.11% of net charge-offs to average non-conventional mortgage loans held-in-portfolio for the quarter ended September 30, 2012, compared with $3.1 million, or 2.52% of average loans for the third quarter of 2011. Mortgage loan net charge-offs were due to the normal flow of loans into late stage delinquency.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $155 million or 2.57% of that portfolio at September 30, 2012, compared with $102 million or 1.85% at December 31, 2011. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR reportable segment totaled $125 million or 2.54% of mortgage loans held-in-portfolio, excluding covered loans, at September 30, 2012 compared with $72 million or 1.54%, respectively, at December 31, 2011. This increase in reserve requirements is principally driven by a higher loss trend and higher specific reserves for loans restructured under loss mitigation programs. At the BPNA reportable segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $30 million or 2.70% of mortgage loans held-in-portfolio at September 30, 2012, compared with $30 million or 3.61% at December 31, 2011. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $23 million, or 5.09%, of that particular loan portfolio, compared with $24 million or 4.81% at December 31, 2011. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

Table 46 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 46 - Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-performing mortgage loans	$598,523	$649,279	$33,529	$37,223	$632,052	$686,502
Non-performing mortgage loans to mortgage loans HIP	12.17%	13.85%	3.04%	4.49%	10.49%	12.44%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Mortgage loan net charge-offs	$12,431	$7,560	$3,541	$6,086	$15,972	$13,646
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.06%	0.68%	1.33%	2.90%	1.11%	1.04%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Mortgage loan net charge-offs	$39,467	$22,388	12,140	$10,686	$51,607	$33,074
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.14%	0.73%	1.69%	1.67%	1.23%	0.89%

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five to ten years, depending on the borrower’s payment capacity. After this period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At September 30, 2012, the mortgage loan TDRs for the BPPR and BPNA reportable segments amounted to $559 million (including $132 million guaranteed by U.S. sponsored entities) and $54 million, respectively, compared with $421 million and $50 million at December 31, 2011. Mortgage non-performing TDR’s in the BPPR reportable segment amounted to $253 million, or 45.3% of total mortgage TDR’s, compared with $210 million, or 49.9% at December 31, 2011. In the BPNA reportable segment, mortgage non-performing TDR’s amounted to $9 million, or 17.0% of that portfolio, compared with $9 million, or 18.6% at December 31, 2011. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $48 million and $15 million for the BPPR and BPNA reportable segments, respectively, at September 30, 2012, compared with $15 million and $14 million, respectively, at December 31, 2011.

Consumer loans

Non-performing consumer loans, excluding covered loans, amounted to $43 million at September 30, 2012, decreasing by $1 million from December 31, 2011. Additions to consumer non-performing loans for the quarter ended September 30, 2012 amounted to $29 million in the BPPR reportable segment, increasing by $2 million, compared to the additions of the third quarter of 2011. The additions to consumer non-performing loans in the BPNA reportable segment amounted to $10 million, same level of inflows as in the third quarter of 2011.

The Corporation’s annualized consumer loan net charge-offs as a percentage of average consumer loans held-in-portfolio decreased to 3.06% for the quarter ended September 30, 2012 from 3.95% for the same quarter of the prior year, as delinquency metrics improved across all consumer loan types in the BPPR and BPNA reportable segments.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $144 million, or 3.75%, of that portfolio at September 30, 2012, compared to $159 million, or 4.34%, at December 31, 2011. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR reportable segment totaled $109 million, or 3.41%, of that portfolio at September

30, 2012, compared with $115 million, or 3.88%, at December 31, 2011. At the BPNA reportable segment, the allowance for loan losses of the consumer loan portfolio totaled $35 million, or 5.42%, of consumer loans at September 30, 2012, compared with $44 million, or 6.28%, at December 31, 2011. The decrease in the allowance for loan losses for the consumer loan portfolio was principally driven by lower loss trends, reflective of continued improvements in credit quality.

The consumer loans held-in-portfolio, excluding covered loans, included $136 million in TDRs for the BPPR reportable segment and $3 million for the BPNA reportable segment, which were considered TDRs at September 30, 2012. There were $4 million in consumer TDR loans in non-performing status for the BPPR reportable segment and $1 million at the BPNA reportable segment at September 30, 2012.

Table 47 provides information on consumer non-performing loans held-in-portfolio and net charge-offs for the BPPR, excluding covered loans, and BPNA reportable segments.

Table 47 - Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Non-performing consumer loans	$30,092	$31,291	$12,634	$12,377	$42,726	$43,668
Non-performing consumer loans to commercial loans HIP	0.94%	1.05%	(1.95)%	1.76%	1.11%	1.19%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Consumer loan net charge-offs	$21,853	$23,278	$7,646	$12,841	$29,499	$36,119
Consumer loan net charge-offs (annualized) to average commercial loans HIP	2.74%	3.19%	4.64%	6.96%	3.06%	3.95%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Consumer loan net charge-offs	$69,040	$79,055	$26,875	$42,910	$95,915	$121,965
Consumer loan net charge-offs (annualized) to average commercial loans HIP, excluding loans	3.03%	3.66%	5.29%	7.48%	3.44%	4.46%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $4.6 million, or 5.56%, of those particular average loan portfolios for the quarter ended September 30, 2012, compared with $8.1 million, or 8.28%, respectively, for the quarter ended September 30, 2011. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at September 30, 2012 totaled $325 million with a related allowance for loan losses of $20 million, or 6.30%, of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2011 totaled $365 million with a related allowance for loan losses of $24 million, representing 6.56% of that particular portfolio. At September 30, 2012, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $270 thousand and $395 thousand, respectively, representing 0.04% and 0.06%, respectively, of the consumer loan portfolio of the BPNA reportable segment. At September 30, 2012, 47% are paying the minimum amount due on the home equity lines of credit. At September 30, 2012, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

Tables 48 and 49 present the non-covered loans classified as TDRs according to their accruing status at September 30, 2012 and December 31, 2011.

Table 48 - TDRs Non-Covered Loans

	September 30, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$55,651	$161,688	$217,339
Construction	2,992	16,289	19,281
Legacy	—	9,127	9,127
Mortgage	350,846	262,307	613,153
Leases	4,933	—	4,933
Consumer	133,879	4,594	138,473

	$548,301	$454,005	$1,002,306

Table 49 - TDRs - Non-Covered Loans

	December 31, 2011
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$36,848	$171,520	$208,368
Construction	—	28,024	28,024
Legacy	—	26,906	26,906
Mortgage	252,277	218,715	470,992
Leases	3,085	3,118	6,203
Consumer	134,409	5,848	140,257

	$426,619	$454,131	$880,750

Table 50 presents the covered loans classified as TDRs according to their accruing status at September 30, 2012.

Table 50 -TDRs - Covered Loans

	September 30, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$46,304	$11,746	$58,050
Construction	803	478	1,281
Mortgage	150	220	370
Consumer	604	146	750

	$47,861	$12,590	$60,451

The Corporation’s non-covered TDR loans totaled $1.0 billion at September 30, 2012, an increase of $122 million, or 14%, from December 31, 2011, mainly due to the intensification of loss mitigation efforts on the mortgage loan portfolio in the BPPR reportable segment. Mortgage TDRs in the BPPR reportable segment increased by $140 million, or 33% at September 30, 2012 from December 31, 2011, of which $95 million are in accruing status.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Other real estate

Other real estate represents real estate property acquired through foreclosure. Other real estate not covered under loss sharing agreements with the FDIC increased by $80 million from December 31, 2011 to September 30, 2012, driven by an increase in the BPPR and BPNA reportable segment of $61 million and $19 million, respectively. The increase is due to the economic conditions which have impacted both residential and commercial real estate properties. Defaulted loans have increased, and these loans move through the foreclosure process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowdown of sales of these properties has resulted in an increase in the number of other real estate units on hand. Refer to Table 16 of this MD&A for the activity of the other real estate assets of the Corporation.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $125 million at September 30, 2012, compared with $109 million at December 31, 2011. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

Updated appraisals or third-party opinions of value (“BPOs”) are obtained to adjust the values of the other real estate assets. Commencing in 2011, the appraisal for a commercial or construction other real estate property with a book value greater than $1 million is updated annually, and if lower than $1 million it is updated at least every two years. For residential other real estate property, the Corporation requests third-party BPOs or appraisals generally on an annual basis. Appraisals may be adjusted due to age, collateral inspections and property profiles or due to general marked conditions. The adjustments applied are based upon internal information like other appraisals for the type of properties and loss severity information that can provide historical trends in the real estate market, and may change from time to time based on market conditions.

For commercial and construction other real estate properties at the BPPR reportable segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 10% to 45%, including estimated cost to sell. For commercial and construction properties at the BPNA reportable segment, the most typically applied collateral discount rate currently ranges from 30% to 50%, including cost to sell. This discount was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

In the case of the BPPR reportable segment, appraisals and BPOs of the subject residential properties are currently subject to downward adjustments of up to approximately 22%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 10%.

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

Tables 51 and 52 set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at September 30, 2012 and December 31, 2011 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 51—Composition of ALLL

September 30, 2012
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$22,239	$191	$—	$978	$62,823	$21,193	$107,424
Impaired loans [1]	$497,224	$47,897	$24,276	$4,933	$560,441	$135,204	$1,269,975
Specific ALLL to impaired loans [1]	4.47%	0.40%	—%	19.83%	11.21%	15.67%	8.46%

General ALLL	$263,769	$8,945	$39,871	$1,603	$92,009	$122,678	$528,875
Loans held-in-portfolio, excluding impaired loans [1]	$9,131,407	$210,556	$441,572	$533,081	$5,461,981	$3,705,281	$19,483,878
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	2.89%	4.25%	9.03%	0.30%	1.68%	3.31%	2.71%

Total ALLL	$286,008	$9,136	$39,871	$2,581	$154,832	$143,871	$636,299
Total non-covered loans held-in-portfolio [1]	$9,628,631	$258,453	$465,848	$538,014	$6,022,422	$3,840,485	$20,753,853
ALLL to loans held-in-portfolio [1]	2.97%	3.53%	8.56%	0.48%	2.57%	3.75%	3.07%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2012, the general allowance on the covered loans amounted to $110 million while the specific reserve amounted to $15 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

Table 52—Composition of ALLL

December 31, 2011
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$11,738	$289	$57	$793	$29,063	$17,046	$58,986
Impaired loans [1]	$556,329	$91,710	$48,890	$6,104	$382,880	$140,108	$1,226,021
Specific ALLL to impaired loans [1]	2.11%	0.32%	0.12%	12.99%	7.59%	12.17%	4.81%

General ALLL	$357,694	$8,192	$46,171	$3,858	$73,198	$142,264	$631,377
Loans held-in-portfolio, excluding impaired loans [1]	$9,416,998	$148,229	$599,519	$542,602	$5,135,580	$3,533,647	$19,376,575
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.80%	5.53%	7.70%	0.71%	1.43%	4.03%	3.26%

Total ALLL	$369,432	$8,481	$46,228	$4,651	$102,261	$159,310	$690,363
Total non-covered loans held-in-portfolio [1]	$9,973,327	$239,939	$648,409	$548,706	$5,518,460	$3,673,755	$20,602,596
ALLL to loans held-in-portfolio [1]	3.70%	3.53%	7.13%	0.85%	1.85%	4.34%	3.35%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2011, the general allowance on the covered loans amounted to $98 million while the specific reserve amounted to $27 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The ratio of allowance for loan losses to loans held-in-portfolio, excluding covered loans, stood at 3.07% as of September 30, 2012 compared with 3.35% as of December 31, 2011, as a result of improved credit trends. This decrease in the allowance for loan losses considers reductions in the Corporation’s general reserves of approximately $103 million, offset by an increase of $48 million in the specific reserves. The increase from December 31, 2011 to September 30, 2012 in the Corporation’s recorded investment in loans that were individually evaluated for impairment and their specific allowance for loan losses was mainly related to mortgage loans TDRs, in the BPPR reportable segment due to the intensification of loss mitigation efforts.

At September 30, 2012, the allowance for loan losses for non-covered loans at the BPPR reportable segment totaled $445 million or 2.96% of non-covered loans held-in-portfolio, compared with $453 million or 3.06% of non-covered loans held-in-portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $56 million in the general reserve component, when compared with December 31, 2011, mainly due to a lower loss trends in the commercial and consumer loan portfolios. These improvements were partially offset by an increase of $48 million in specific reserves mainly due to higher volume of residential mortgage troubled debt restructured loans.

The allowance for loan losses at the BPNA reportable segment totaled $191 million or 3.46% of loans held-in-portfolio, compared with $237 million or 4.11% of loans held-in-portfolio at December 31, 2011. The decrease was mainly driven by a reduction of $47 million in the general reserve component, when compared with December 31, 2011 due to lower loss trends in most portfolios.

Table 53 presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at September 30, 2012 and December 31, 2011.

Table 53—Impaired Loans (Non-Covered Loans)

	September 30, 2012		December 31, 2011
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$768.3	$107.4	$632.9	$59.0
No valuation allowance required	501.6	—	593.1	—

Total impaired loans	$1,269.9	$107.4	$1,226.0	$59.0

With respect to the $502 million portfolio of impaired loans for which no allowance for loan losses was required at September 30, 2012, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans during the quarters ended September 30, 2012 and September 30, 2011 were $1.4 billion and $1.0 billion, respectively. The Corporation recognized interest income on impaired loans of $10.1 million and $5.0 million for the quarters ended September 30, 2012 and 2011, respectively. This increase was mainly driven by interest income from residential mortgage TDRs of the BPPR reportable segment.

Tables 54 and 55 set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended September 30, 2012 and 2011.

Table 54—Activity in Specific ALLL for the Quarter Ended September 30, 2012

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Consumer Loans	Leasing	Total
Specific allowance for loan losses at July 1, 2012	$6,830	$434	$59,723	$99	$19,656	$766	$87,508
Provision for impaired loans	33,386	2,409	4,259	370	1,537	212	42,173
Less: Net charge-offs	(17,977)	(2,652)	(1,159)	(469)	—	—	(22,257)

Specific allowance for loan losses at September 30, 2012	$22,239	$191	$62,823	$—	$21,193	$978	$107,424

Table 55—Activity in Specific ALLL for the Quarter Ended September 30, 2011

(In thousands)	Commercial Loans	Construction Loans	Mortgage Loans	Legacy Loans	Consumer Loans	Leasing	Total
Specific allowance for loan losses at July 1, 2011	$7,755	$116	$11,665	$270	$—	$—	$19,806
Provision for impaired loans	58,120	4,015	16,689	6,395	7,665	46	92,930
Less: Net charge-offs	(44,934)	(2,796)	(162)	(6,366)	—	—	(54,258)

Specific allowance for loan losses at September 30, 2011	$20,941	$1,335	$28,192	$299	$7,665	$46	$58,478

For the quarter ended September 30, 2012, total net charge-offs for individually evaluated impaired loans amounted to approximately $22.3 million, of which $18.4 million pertained to the BPPR reportable segment and $3.9 million to the BPNA reportable segment, mostly related to the commercial loan portfolios.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR reportable segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 10% to 45% (including costs to sell). At September 30, 2012, the weighted average downward adjustment rate for the BPPR reportable segment was 24%.

For commercial and construction loans at the BPNA reportable segment, most downward adjustments to the collateral value currently range from 10% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At September 30, 2012, the weighted average discount rate for the BPNA reportable segment was 31%.

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

Table 56 presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2012.

Table 56—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

September 30, 2012
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	# of Loans	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Total commercial	314	$437,031	34%
Total construction	20	$46,280	17%
Total legacy	20	$24,276	2%

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended September 30, 2012 is presented in Table 57.

Table 57—Impaired Construction Loans Relied Upon “As is” or “As Developed”

September 30, 2012
	“As is”			“As developed”
(In thousands)	Count	Amount in $	As a % of total construction impaired loans HIP	Count	Amount in $	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio [1]	18	$26,637	46%	7	$31,204	54%	88%

[1]	Includes $9.9 million of construction loans from the BPNA legacy portfolio.

At September 30, 2012, the Corporation accounted for $31 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $125 million at September 30, 2012, at same level of December 31, 2011. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $104 million at September 30, 2012, compared with $83 million at December 31, 2011; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $21 million at September 30, 2012, compared with $42 million at December 31, 2011.

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

Total non-farm payroll employment (seasonally adjusted) amounted to 911,800 jobs in September 2012, a decline of 1.3% versus the previous year, and a decline of 0.7% when compared with the previous month. The unemployment rate in Puerto Rico (seasonally adjusted) was 13.6% in September 2012, when compared with 15.5% the previous year and 13.5% in August 2012.

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

General fund net revenues of the government during the first eleven months of fiscal year 2012 (July 2011 to June 2012) amounted to $8.7 billion, a 6% year-over-year increase.

A housing-incentive law that put into effect temporary measures that seek to stimulate demand for housing and reduce the significant excess supply of new homes was extended until December 2012 with minor modifications. The incentives include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, an exemption on long-term capital gain taxes on the future sale of new properties and no property taxes for five years on new housing, among others. The incentives, together with the current environment of low interest rates, continue to attract home buyers into the market.

Tourism from non-residents is on a record pace in 2012. Hotel registrations of non-residents averaged 140,801 per month up until July, the highest average in more than a decade.

Despite the improved outlook, Puerto Rico continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. An unexpected rise in the price of oil could have a negative impact on the overall economy, as it is dependent on oil for most of its electricity and transportation. Also, loan demand in the Puerto Rico market continues to be sluggish even as the economy appears to be transitioning from recession to stability. Lower loan demand could impact our level of earning assets and profitability. The recessionary cycle has increased the level of non-performing assets and deterioration in the economy of Puerto Rico, although not expected, could increase significantly the Corporation’s our credit costs and adversely affect its profitability.

On August 8, 2011, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘A3’ to ‘Baa1’, with negative outlook. Moody’s new Baa1 rating is at par with Fitch’s BBB+ and one notch above the BBB rating Puerto Rico received from S&P last March, which currently has a negative outlook.

At September 30, 2012, the Corporation had $1.5 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $215 million were uncommitted lines of credit. Of these total credit facilities granted, $777 million were outstanding at September 30, 2012. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either in the form of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at September 30, 2012, the Corporation had outstanding $145 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. Of that total, $142 million was exposed to the creditworthiness of the Puerto Rico Government and its municipalities.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $764 million of residential mortgages and $178 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2012. On August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and FHLMC, and other agencies with securities linked to long-term U.S. government debt. These downgrades could have a material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”)

The FASB issued ASU 2012-06 in October 2012. ASU 2012-06 addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset changes, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.

ASU 2012-06 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

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

FASB Accounting Standards Update 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”)

The FASB issued ASU No. 2011-08 in September 2011. ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The previous guidance under ASC Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

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

The Corporation adopted this guidance on January 1, 2012. The provisions of this guidance simplify how entities test for goodwill impairment and it has not impacted the Corporation’s consolidated financial statements as of September 30, 2012.

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

The Corporation adopted this guidance on the first quarter of 2012. It has not had a material impact on the Corporation’s consolidated financial statements as of September 30, 2012. Refer to Notes 22 and 23 for additional fair value disclosures included for the quarter and nine months ended September 30, 2012.

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

The Corporation adopted this guidance on January 1, 2012. It has not had an impact on the Corporation’s consolidated financial statements as of September 30, 2012.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Implementation of BASEL III could reduce our regulatory capital ratios

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align them with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs provided for a comment period through October 22, 2012 and the proposals are subject to further modification by the Agencies. The revised capital rules are expected to be implemented between 2013 and 2019.

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

We continue to evaluate the impact of the proposed NPRs on our regulatory capital ratios. We anticipate that, based on our current level of assets, non-performing assets and the composition of these, the implementation of the NPR’s as currently proposed would lower our regulatory capital ratios. Although we expect to continue to exceed the minimum requirements for well capitalized status following the implementation of the NPR’s as proposed, there can be no assurance that we will remain well capitalized.

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

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2012 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	—
August 1 – August 31	3,322	$14.45	—	—
September 1 – September 30	—	—	—	—

Total September 30, 2012	3,322	$14.45	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 8, 2012	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: November 8, 2012	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller