Form 10-K
period 2012-12-31
POPULAR INC
filed 2013-02-28
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No X

As of June 29, 2012, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $1,633,095,200 based upon the reported closing price of $16.61 on the NASDAQ Global Select Market on that date.

As of February 25, 2013, there were 103,206,380 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2012 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 15, 2013.

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

These statements are not guarantees of future performance are based on management’s current expectations and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $36.5 billion, total deposits of $27.0 billion and stockholders’ equity of $4.1 billion at December 31, 2012. At December 31, 2012, we ranked 36th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve Board.

We operate in two principal markets:

• Puerto Rico: We provide retail and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, investment banking, broker-dealer and insurance services through specialized subsidiaries.

• Mainland United States: We operate Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, Inc. (“E-LOAN”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey and Florida, under the name of Popular Community Bank. E-LOAN markets deposit accounts under its name for the benefit of BPNA.

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to the Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest in EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 48.5% ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

The sections that follow provide a description of significant transactions that impacted or will impact our current and future operations.

Significant Transactions During 2012

Reverse stock split

On May 29, 2012, the Corporation completed a 1-for-10 reverse split of its common stock, $0.01 par value per share. Pursuant to the reverse stock split, each ten shares of authorized and outstanding common stock have been reclassified and combined into one new share of common stock. In connection with the reverse stock split, the number of shares of common stock authorized under the Corporation’s Restated Certificate of Incorporation was reduced from 1,700,000,000 to 170,000,000 shares, without any change in par value per common share. The reverse split did not change the number of shares of the Corporation’s preferred stock authorized, which remains at 30,000,000.

The number of common shares into which the Corporation’s outstanding stock options and restricted stock as well as the options’ relevant exercise price per share were proportionally adjusted to reflect the reverse split. The number of shares authorized for issuance under the Corporation’s equity incentive plans were also proportionally reduced to reflect the reverse split.

Please note that all share and per share information presented in this Form 10-K has been adjusted to reflect the reverse stock split.

Closing Agreement with the Puerto Rico Department of Treasury

During the second quarter of 2012, the Corporation recognized a tax benefit of $72.9 million related to the reduction of the deferred tax liability on the estimated gains for tax purposes related to the loans acquired from Westernbank (the “Acquired Loans”). In June 2012, the Puerto Rico Department of the Treasury (the “P.R. Treasury”) and the Corporation entered into a Closing Agreement (the “Closing Agreement”) to clarify that the Acquired Loans are a capital asset and any gain resulting from such loans will be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate of 30%, thus reducing the deferred tax liability on the estimated gain. As part of the Closing Agreement, the Corporation prepaid to the P.R. Treasury the estimated tax of $72.9 million related to these estimated capital gains.

Early extinguishment of debt

During the quarter ended June 30, 2012, the Corporation recognized a loss on the early extinguishment of debt of $25.0 million related to the early termination of $350 million in outstanding repurchase agreements (“repos”) with contractual maturities between March 2014 and May 2014, with an average cost of 4.36%. The Corporation replaced these repos with short-term borrowings at current market rates.

Capital distributions and earnings from EVERTEC

During 2012, the Corporation received cash distributions from its investment in EVERTEC’s parent company amounting to $155 million ($131 million during the second quarter and $24 million during the fourth quarter). As a result of the distributions, which included $5 million in dividends, the Corporation’s equity investment balance in the entity was reduced and stands at $73.9 million as of year-end. The Corporation’s participation interest in the entity was 48.5% as of year-end. Also, during December 2012, the Corporation recorded a pre-tax income of approximately $31.6 million related to its proportionate share of the tax benefit from a tax grant received by EVERTEC from the Puerto Rico Government.

Puerto Rico Business

General.

We offer in Puerto Rico a complete array of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $27.2 billion, deposits of $21.0 billion and stockholder’s equity of $2.8 billion at December 31, 2012. BPPR accounted for 75% of our total consolidated assets at December 31, 2012. BPPR has the largest retail franchise in Puerto Rico, with 175 branches and 597 ATMs. BPPR also operates eight branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In the Virgin Islands, BPPR had 20 ATMs at the end of 2012. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC.

BPPR had two principal subsidiaries: Popular Auto, Inc., a vehicle and equipment financing, leasing and daily rental company, and Popular Mortgage, Inc., a mortgage loan company with 37 offices in Puerto Rico. Effective on December 31, 2012, Popular Mortgage, Inc. was merged with and into BPPR as part of an internal reorganization. The Corporation’s mortgage origination business will continue to be conducted under the brand name Popular Mortgage. In addition, BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

Our Puerto Rico operations also include financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of Popular. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2012, Popular Securities had $317.4 million in total assets and $4.6 billion in assets under management.

We offer insurance and reinsurance services through Popular Insurance, Inc., a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $29.9 million and $17.7 million, respectively, for the year ended December 31, 2012. We also own Popular Risk Services, Inc., an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $350 million at December 31, 2012.

We concentrate our lending activities in the following areas:

(1)

Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans in Puerto Rico were $6.3 billion as of December 31, 2012, and represented 41% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration”.

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

Total construction loans in Puerto Rico were $212.3 million as of December 31, 2012, and represented 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $540.5 million as of December 31, 2012, and represented 4% of our total loan portfolio in Puerto Rico.

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

Total mortgage loans in Puerto Rico were $4.9 billion as of December 31, 2012, and represented 32% of our total loan portfolio in Puerto Rico.

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

Total consumer loans in Puerto Rico were $3 billion as of December 31, 2012, and represented 21% of our total loan portfolio in Puerto Rico.

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

At December 31, 2012, covered loans totaled $3.8 billion, or 10% of total assets of Popular.

True-up payment obligation to the FDIC

BPPR agreed to make a true-up payment obligation (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) ($1.1 billion)); plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2012, the carrying amount of the true up payment obligation amounted to $112 million.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2012, PNA had one principal subsidiary which was BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in five states and are conducted under the name of Popular Community Bank. The following table contains information of BPNA’s operations:

State	Branches	ATMs	Aggregate Assets ($ in billions)	Total Deposits ($ in billions)
New York	31	61	$2.60	$2.10
Illinois	12	16	1.4	0.9
California	21	24	2.2	1.4
Florida	20	23	1.7	1.4
New Jersey	8	10	0.4	0.4

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. At December 31, 2012, E-LOAN’s total assets amounted to $367.4 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $12.3 million at December 31, 2012. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker for offering insurance across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2012 totaled $5.4 million.

Lending Activities.

We concentrate our lending activities in the following areas:

(1)

Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans at BPNA were $3.6 billion as of December 31, 2012, and represented 62% of our total loan portfolio in the U.S.

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

Total construction loans at BPNA were $40.6 million as of December 31, 2012, and represented 1% of our total loan portfolio in the U.S.

(3)

Legacy. The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Total legacy portfolio at BPNA was $384.2 million as of December 31, 2012, and represented 7% of our total loan portfolio in the U.S.

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

In response to current economic conditions, we exited the origination of non-conventional mortgage market in the U.S. mainland.

Total mortgage loans at BPNA were $1.1 billion as of December 31, 2012, and represented 20% of our total loan portfolio in the U.S.

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

Total consumer loans at BPNA were $634.6 million as of December 31, 2012, and represented 11% of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2012, our credit exposure was centered in our $21.0 billion non-covered loan portfolio which represented 66% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

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

We have a Credit Process Review Group within the CCRMD, which performs annual comprehensive credit process reviews of several commercial, construction, consumer and mortgage lending groups in BPPR. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of commercial and construction loans and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit- granting process. Based on its findings, the Credit Process Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. In the U.S. mainland, the Credit Process Review Group evaluates the consumer and mortgage lending groups. CCRMD has contracted an outside loan review firm to perform the credit process reviews for the commercial and construction loan portfolios in the U.S. mainland operations. The CCRMD participates in defining the review plan with the outside loan review firm and actively participates in the discussions of the results of the loan reviews with the business units. The CCRMD may periodically review the work performed by the outside loan review firm. The CCRMD reports the results of the credit process reviews to the Risk Management Committee of our Board of Directors.

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

Although we originate most of our loans internally in both the Puerto Rico and mainland United States markets, we occasionally purchase or participate in loans originated by other financial institutions. When we purchase or participate in loans originated by others, we conduct the same underwriting analysis of the borrowers and apply the same criteria as we do for loans originated by us. This also includes a review of the applicable legal documentation. As December 31, 2012, loans originated internally accounted for 86% and 90%, respectively, of our loan portfolio for Puerto Rico and the United States mainland.

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

As of December 31, 2012, $3.7 billion, or 57%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $3.1 billion, or 78%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Credit reports are obtained and reconciled with the financial statements provided to us. Although, a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, for risk assessment purposes, Popular defines subprime loans as borrowers with one or a combination of certain credit risk factors, such as FICO scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers. In Puerto Rico, as of December 31, 2012, consumer and mortgage loans with subprime characteristics consisted of $660.6 million (20% of the Puerto Rico consumer loan portfolio) and $1.1 billion (23% of the Puerto Rico mortgage loans portfolio), respectively. BPPR’s loans are normally fixed-rate, fully amortizing, full documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. As of December 31, 2012, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $73.8 million (or 12 % of the U.S. mainland consumer loan portfolio) and $500 million (or 44% of U.S. mainland mortgage loans portfolio). As part of the restructuring of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN.

As of December 31, 2012, there was a nominal amount of interest only loans in our consumer loans portfolio and $94.2 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have any adjustable rate mortgage loans in our Puerto Rico portfolio. In Puerto Rico, we offer a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2012, Popular had $441.9 million of these step loans.

As of December 31, 2012, $5.0 billion, or 61%, of our total consumer loans in Puerto Rico were secured by real estate, including mortgage loans. In the United States mainland, these figures totaled $1.6 billion, or 91%, respectively. Lease financings are also secured.

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

We evaluate various factors in order to determine if a borrower is experiencing financial difficulties. Indicators that the borrower is experiencing financial difficulties include, for example: (i) the borrower is currently in default on any of its debt or it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification; (ii) the borrower has declared or is in the process of declaring bankruptcy; (iii) there is significant doubt as to whether the borrower will continue to be a going concern; (iv) currently, the borrower has securities that have been delisted, are in the process of being delisted, or are under threat of being delisted from an exchange; and (v) based on estimates and projections that only encompass the current business capabilities, the borrower forecasts that its entity-specific cash flows will be insufficient to service the debt (both interest and principal) in accordance with the contractual terms of the existing agreement through maturity; and absent the current modification, the borrower cannot obtain funds from sources other than the existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor.

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

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 11 to the consolidated financial statements included in the Annual Report for the year ended December 31, 2012.

Loans classified as TDRs are reported in non-accrual status if the loan was in non-accruing status at the time of the modification. The TDR loan will continue in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (at least six months of sustained performance after classified as TDR and management has concluded whether it is probable that the borrower would not be in payment default in a foreseeable future). If the loan was appropriately on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms (for a period of at least six months, as defined), and the bank’s credit evaluation shows the borrower’s capacity to continue to perform under the restructured terms (both principal and interest payments), it is likely that the appropriate conclusion is for the loan to remain on accrual at the time of the restructuring. Loans classified as TDRs are excluded from TDR status if performance under the restructured terms exists for a reasonable period (at least twelve months of sustained performance after being classified) and the loan yields a market rate.

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 41, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.

Our loan portfolio is diversified by loan category. However, approximately 64% of our non-covered loan portfolio at December 31, 2012 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2012. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

Loan category (non-covered)
(dollars in millions)
	BPPR	%	BPNA	%	POPULAR	%
C&I	$ 2,788	18	$ 805	14	$ 3,593	17
CRE	3,508	23	2,757	48	6,265	30
Construction	212	1	41	1	253	1
Legacy	-	-	384	7	384	2
Leases	541	4	-	-	541	3
Consumer	3,234	21	634	11	3,868	18
Mortgage	4,949	32	1,130	20	6,079	29
Total	$ 15,232	100	$ 5,751	100	$ 20,983	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At December 31, 2012, the Corporation had approximately $0.9 billion of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $75 million were uncommitted lines of credit (2011 - $1.0 billion and $215 million, respectively). Of the total credit facilities granted, $749 million was outstanding at December 31, 2012, of which $61 million were uncommitted lines of credit (2011 - $799 million and $0, respectively). As part of its investment securities portfolio, the Corporation had $217 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations at December 31, 2012 (2011 - $269 million).

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $294 million at December 31, 2012 that are guaranteed by the Puerto Rico Housing Authority (2011 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover any shortfall in collateral in the event of a borrower default.

For further discussion of our loan portfolio and geographical concentration, see “Financial Condition — Loans” and “Credit Risk Management and Loan Quality-Geographical and Government Risk” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Evolution of Business during the Financial Crisis

We have taken significant steps during the past years to counter the effect of the broad economic slowdown in the United States and the prolonged economic recession in Puerto Rico, our principal market, where the economy entered into recession in the second quarter of 2006. In 2008, we considered it prudent to participate in the TARP Capital Purchase Program in order to strengthen our capital and liquidity position. In December 2008, we received $935 million from the U.S. Department of the Treasury (“U.S. Treasury”) as part of the TARP Capital Purchase Program in exchange for senior Perpetual Preferred Stock and a warrant to purchase 2,093,283 shares of our Common Stock at an exercise price of $67 per share (adjusted to reflect the 1-for-10 reverse stock split effective on May 29, 2012). The shares of Preferred Stock qualified as Tier 1 regulatory capital and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

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

In August 2009, we completed an exchange offer in order to increase our common equity capital to accommodate the more adverse economic and credit scenarios assumed under the Supervisory Capital Assessment Program (the “SCAP”), as applied to regional banking institutions. With the exchange offer we issued 35.7 million new shares of Common Stock and increased our Tier 1 common equity by $1.4 billion.

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

During 2010 the Corporation enhanced its capital position with an equity offering in which it raised $1.15 billion of new common equity capital. This capital raise, along with the after-tax gain of $531.0 million, net of transaction costs, on the sale of a 51% interest in EVERTEC, substantially strengthened the Corporation’s capital ratios, placing it in a position to participate in the consolidation of the Puerto Rico banking market and to pursue strategies to improve the credit quality of its loan portfolio. Furthermore, the Westernbank FDIC-assisted transaction proved to be an important strategic transaction that further solidified the Corporation’s leadership position in Puerto Rico amid a contracting market and has contributed with a positive financial impact.

We have also carried out a series of actions to improve our Puerto Rico operations, credit quality and profitability. During 2009, we implemented cost-cutting measures such as the reduction in hiring and pension plan freezes and the suspension of matching contributions to retirement plans. During 2011, further steps were taken to improve our profitability, including the implementation of a voluntary employee retirement window at the end of 2011. As a result of this initiative in December 2011, we recorded $15.6 million in pension costs related to 369 employees that were eligible and elected to participate in the retirement program. The retirement was effective on January 31, 2012. When compared to the fourth quarter of 2011, salary expenses in the fourth quarter of 2012 were down $2.2 million or $8.8 million on an annualized basis. Also, during 2011 the Corporation executed sales of $457 million (unpaid principal balance) non-performing mortgage loans at BPNA and $358 million in unpaid principal balance of construction and commercial real estate loans at BPPR as part of its de-risking strategy.

During 2012, we continued to make significant progress in improving our credit quality. By effectively managing asset exposure through loss mitigation strategies and aggressively resolving non-performing loans, we were able to reduce the balance of non-performing assets, excluding covered assets, by $384 million from December 31, 2011. Also, we continued to look for synergies and efficiencies within our operations. On December 2012, Popular Mortgage, Inc. was merged into Banco Popular de Puerto Rico. This consolidation, among other things, is expected to bring us cost savings of approximately $10 million annually.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The Puerto Rico market is dominated by locally based commercial banks with assets between $7 million and $27 billion as of December 31, 2012, including BPPR, and a few large U.S. and foreign banks. On April 30, 2010, the FDIC closed three commercial banks and entered into los-s-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. While these transactions have reduced the number of banking competitors in Puerto Rico, they have allowed some of our competitors to gain greater resources, such as a broader range of products and services. On December 18, 2012, there was another banking consolidation in Puerto Rico when Oriental Financial Group, a locally based financial institution, acquired the Puerto Rico operations of Banco Bilvao Vizcaya Argentaria S.A. (BBVA), a foreign bank. As of December 31, 2012, there were 9 commercial banks operating in Puerto Rico.

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

Employees

At December 31, 2012, we employed 8,072 full time equivalent employees of which 6,671 were located in Puerto Rico and the Virgin Islands and 1,401 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, we completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. EVERTEC was reported as a reportable segment prior to such date, while the merchant acquiring business was originally included in the BPPR reportable segment through June 30, 2010. As a result of the sale, we no longer present EVERTEC as a reportable segment and therefore, historical financial information for the processing and merchant acquiring businesses has been reclassified under the Corporate group for all periods presented. Additionally, we retained Tarjetas y Transacciones en Red Tranred, C.A. (“TRANRED”) (formerly EVERTEC DE VENEZUELA, C.A). and its equity investments in CONTADO and Serfinsa, which were included in the EVERTEC reportable segment through June 30, 2010. As indicated in Note 30, “Related Party Transactions”, we sold our equity investments in CONTADO and Serfinsa during 2011. In 2011, we recorded $4.3 million in operating expenses because of the write-off of our investment in TRANRED as we determined to wind-down these operations. The results for the equity investments are included in the Corporate group for all periods presented. Revenue from the remaining 48.5% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” on Management Discussion and Analysis of the Annual Report and Note 41, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

About Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 41, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic.

Long-lived assets	2012	2011	2010
	(Dollars in thousands)
Puerto Rico

Premises and equipment	$471,821	$475,356	$480,957
Goodwill	245,680	246,273	245,310
Other intangible assets	30,070	35,560	41,229
Investments under the equity method	156,305	236,426	214,180

	$903,876	$993,615	$981,676

United States

Premises and equipment	$63,972	$63,130	$62,216
Goodwill	402,077	402,077	402,077
Other intangible assets	10,364	13,084	15,805
Investments under the equity method	11,395	11,689	12,643

	$487,808	$489,980	$492,741

Foreign Countries

Premises and equipment	$-	$-	$2,280
Goodwill	-	-	-
Other intangible assets	-	-	-
Investments under the equity method	79,076	65,037	72,362

	$79,076	$65,037	$74,642

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

On December 20, 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking under Title I of the Dodd-Frank Act, which we refer to as the “Proposed SIFI Rules”, establishing enhanced prudential standards for:

•	Risk-based capital requirements and leverage limits;
•	Stress testing of capital;
•	Liquidity requirements;
•	Overall risk management requirements;
•	Resolution plan (so-called “living wills”) and credit exposure reporting; and
•	Concentration/credit exposure limits.

The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time (for example, an enterprise-wide limit on exposures to any one counterparty and certain of its affiliates established at 25% of the capital and surplus of the covered company) and others overlap with other regulatory reforms (for example, the Basel III capital and liquidity reforms discussed below in this section). The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described below, but are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity and risk management. The Proposed SIFI Rules’ requirements generally will become effective on the first day of the fifth calendar quarter after the effective date of the final rule, although certain requirements have different transition periods. Although by their terms most of the Proposed SIFI Rules’ requirements apply only to bank holding companies with at least $50 billion in total consolidated assets, the Proposed SIFI Rules require bank holding companies and member banks with more than $10 billion in total consolidated assets to conduct their own annual stress tests and publish a summary of the results of the stress tests. In addition, it is possible that the Federal Reserve may determine in the future to apply some or all of the Proposed SIFI Rules to smaller bank holding companies.

In October 2012, the Federal Reserve Board issued final rules implementing the requirements of Section 165(i)(1) of the Dodd-Frank Act concerning supervisory stress tests to be conducted by the Federal Reserve Board (the “Annual Supervisory Stress Test Rule”) and Section 165(i)(2) of the Dodd-Frank Act regarding semi-annual company-run stress tests (the “Semi-Annual Company-Run Stress Test Rule,” and, together with the Annual Supervisory Stress Test Rule, the “Stress Test Rules”). The Stress Test Rules, effective on November 15, 2012, apply to bank holding companies with average total consolidated assets of $50 billion or more and nonbank financial companies designated by the Financial Stability Oversight Council. Concurrent with the Stress Test Rules, the Federal Reserve Board issued final rules implementing other requirements of Section 165(i)(2) of the Dodd-Frank Act regarding annual company-run stress tests (the “Annual Company-Run Stress Test Rules”). The Annual Company-Run Stress Test Rules, effective on November 15, 2012, apply to, bank holding companies with average total consolidated assets of greater than $10 billion but less than $50 billion and any state member bank that has average total consolidated assets of more than $10 billion. The Stress Test Rules and the Annual Company-Run Stress Test Rules set forth, among other things, the requirements on the methodology and scenarios for the stress tests and related publication requirements. On November 15, 2012, the Federal Reserve Board released the economic and financial market scenarios that will be used in the next round of stress tests.

In addition, in May 2012, the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC issued a supervisory guidance regarding stress-testing practices at banking organizations with total consolidated assets of more than $10 billion. The guidance outlined general principles for a satisfactory stress testing framework and described how stress testing should be used at various levels within an organization. The guidance also discussed the importance of stress testing in capital and liquidity planning, and the importance of strong internal governance and controls in an effective stress-testing framework.

As of December 31, 2012, Popular had total consolidated assets of $36.5 billion. As of the same date, BPPR and BPNA had total consolidated assets of $27.2 billion and $8.6 billion, respectively.

Prompt Corrective Action

The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of insured depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk- based capital ratio and the leverage ratio.

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

The FDIC generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

The capital-based prompt corrective action provisions of the FDIA apply to the FDIC-insured depository institutions such as BPPR and BPNA, but they are not directly applicable to holding companies such as Popular and PNA, which control such institutions. As noted above, the Proposed SIFI Rules address the Dodd-Frank Act’s early remediation requirements applicable to bank holding companies that have total consolidated assets of $50 billion or more.

Section 202(g) of the Dodd-Frank Act required the Government Accountability Office (“GAO”) to conduct a study of the implementation of the prompt corrective action provisions by the federal banking agencies and make recommendations to make them a more effective tool. The GAO Study, released on June 23, 2011, noted that capital can lag behind other indicators of bank health and, therefore, recommended that alternative Prompt Corrective Action triggers be considered, including indicators based on earnings, asset quality, liquidity, reliance on unstable funding, and sector loan concentration.

In June 2012, the federal banking agencies proposed revisions to the prompt corrective action framework by incorporating newly proposed regulatory capital requirements as more fully discussed in “Capital Adequacy” below.

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

Section 616 of the Dodd-Frank Act obligates the Federal Reserve Board to require bank holding companies to serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. The source-of-strength amendments in Section 616 took effect on July 21, 2011, and the appropriate federal banking agencies were required to jointly adopt implementing regulations not later than one year after that date. To date, however, the federal banking agencies have not proposed any regulations to implement Section 616. Prior to the Dodd-Frank Act, there was no explicit authority in the BHC Act for the source of strength provision in the Federal Reserve Board’s Regulation Y.

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

In addition, the FDIC has issued a final rule, which became effective on April 1, 2012, that requires insured depository institutions with total assets of $50 billion or more to submit to the FDIC periodic contingency plans for resolution in the event of the institution’s failure. The rule requires these institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the institution in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure (two business days if the failure occurs on a day other than a Friday), maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors.

As of December 31, 2012, BPPR and BPNA had total consolidated assets of $27.2 billion and $8.6 billion, respectively.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2012, BPPR could have declared a dividend of approximately $404 million. However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

It is Federal Reserve Board policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality and overall financial condition. Moreover, under Federal Reserve Board policy, a bank holding company should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve Board has indicated that in the capital plans submitted by bank holding companies with total consolidated assets of $50 billion or more, requests that imply common dividend payout ratios above 30% of projected after-tax net income will receive particularly close scrutiny. Popular is also subject to dividend restrictions because of our participation in the TARP Capital Purchase Program. For further information please refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Section 335 of the Dodd-Frank Act made permanent the $250,000 standard maximum limit for federal deposit insurance. In addition, from December 31, 2010 until January 1, 2013, Section 335 provided temporary unlimited federal deposit insurance protection for non-interest bearing transaction accounts that are payable on demand at insured depository institutions. The temporary unlimited federal deposit insurance protection for non-interest bearing transaction accounts expired on January 1, 2013.

Section 334 of the Dodd-Frank Act eliminated the ceiling on the size of the DIF (1.5 percent of estimated insured deposits prior to the enactment of the Dodd-Frank Act). Section 334 also raised the statutorily required floor for the DIF from 1.15 % of estimated insured deposits to 1.35 % of estimated insured deposits, or a comparable percentage of the revised assessment base required by the Dodd-Frank Act, which is based on average total assets less average tangible equity. Section 334 required the FDIC to take the steps necessary for the DIF to meet this revised reserve ratio by September 30, 2020.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2013 was 0.64 cents per $100 of deposits.

As of December 31, 2012, we had a DIF average total assets less average tangible equity assessment base of approximately $32 billion.

Brokered Deposits

The FDIA governs the receipt of brokered deposits. Section 29 of the FDIA and the regulations adopted thereunder restrict the use of brokered deposits and the rate of interest payable on deposits for institutions that are less than well capitalized. There are no such restrictions on a bank that is well capitalized. Popular does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of BPPR and BPNA.

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

Section 171 of the Dodd-Frank Act (the “Collins Amendment”) required the federal banking agencies to establish minimum leverage and risk-based capital requirements that apply on a consolidated basis for insured depository institutions and their holding companies. In effect, the Collins Amendment applied to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment excludes trust preferred securities from Tier 1 capital, subject to phase-out from Tier 1 qualification for trust preferred securities issued before May 19, 2010, with the phase-out commencing on January 1, 2013 and to be implemented “incrementally” over a three-year period commencing on that date. Debt or equity instruments issued to the United States or any agency or instrumentality thereof prior to October 10, 2010, pursuant to the EESA, are exempted from the requirements of the Collins Amendment. Under the rules in place prior to the Collins Amendment, trust preferred securities (in addition to, among others, common equity, retained earnings, minority interests in equity accounts of consolidated subsidiaries) could be included in Tier 1 capital for bank holding companies, provided that not more than 25% of qualifying Tier 1 capital could consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements.

As required by the Collins Amendment, the OCC, the Federal Reserve Board and the FDIC jointly issued a final rule related to risk-based capital standards. Pursuant to the final rule, which became effective on July 28, 2011, a banking organization operating under the agencies’ advanced approaches risk-based capital rules is required to meet the higher of the minimum requirements under the general risk-based capital rules and the minimum requirements under the advanced approaches risk-based capital rules.

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

At December 31, 2012, Popular had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2012, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the EESA. The Collins Amendment includes an exemption from the phase-out provision that applies to these capital securities because they were issued prior to October 4, 2010.

In 2004, the Basel Committee on Banking Supervision (the “Basel Committee”) published a new set of risk-based capital standards (“Basel II”) in order to update the original international capital standards that had been put in place in 1988 (“Basel I”). A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active or “core” banking organizations (defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more) became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but are not required to do so. The advanced approaches rules establish a series of transitional floors to provide a smooth transition to the advanced approaches rules and to limit temporarily the amount by which a banking organization’s risk-based capital requirements could decline relative to the general risk-based capital rules.

On December 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, released its final framework for strengthening international capital and liquidity regulation (“Basel III”). According to Basel III, commencing on January 1, 2013, banks should be required to meet the following minimum capital ratios: 3.5% common equity Tier 1 (“CET1”) to risk-weighted assets; 4.5% Tier 1 capital to risk-weighted assets; and 8.0% total capital to risk-weighted assets. When fully phased in on January 1, 2019, banks should be required to maintain: a minimum 4.5% CET1 to risk-weighted assets, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); a minimum 6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); and a minimum 8.0% total capital to risk-weighted assets, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5%); a minimum leverage ratio of 3%; and a “countercyclical capital buffer,” generally to be imposed when regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III final capital framework provides for a number of new deductions from and adjustments to CET1, the implementation of which will begin on January 1, 2014 and will be phased in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III final liquidity framework requires banks to comply with two measures of liquidity risk exposure: the “Liquidity Coverage Ratio”, or “LCR”, based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days”, which must be at least 100%; and the “Net Stable Funding Ratio”, or “NSFR”, calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding”, which must be at least 100%. On January 6, 2013, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision announced amendments to the LCR as a minimum standard. The LCR will be introduced as planned on January 1, 2015. However, the minimum LCR requirement will begin at 60% and will be phased in over the next four years in 10% increments, reaching 100% on January 1, 2019.

On June 7, 2012, the OCC, the Federal Reserve Board and the FDIC jointly issued a final rule to implement changes to the market risk capital rule, which requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The final rule, which became effective on January 1, 2013, implements certain revisions made by the Basel Committee on Banking Supervision to its market risk framework between 2005 and 2010. The final rule applies to banking organizations with aggregated trading assets and trading liabilities equal to 10 percent or more of quarter-end total assets or $1 billion or more.

Also on June 7, 2012, the Federal Reserve Board and the FDIC jointly issued three proposed rules that would implement in the United States the Basel III regulatory capital reforms from the Basel Committee and changes required by the Dodd-Frank Act. Comments on the three proposed rules were due by October 22, 2012.

The first proposed rule, titled Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions, would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more. Consistent with Basel III, this proposed rule would require that banking organizations comply with the following minimum capital ratios: (1) A CET1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6.0 percent; (3) a total capital ratio of 8.0%; and (4) a Tier 1 capital to average consolidated assets of 4.0% and, for advanced approaches banking organizations only, an additional requirement Tier 1 capital to total leverage exposure ratio of 3.0%. The proposed rule would also revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity.

The second proposed rule, titled Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements, also would apply to all banking organizations subject to minimum capital requirements. This proposed rule would revise and harmonize the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity.

The third proposed rule, titled Regulatory Capital Rules: Advanced Approaches Risk-based Capital Rule; Market Risk Capital Rule, would apply to banking organizations that are subject to the agencies’ advanced approaches rule or to their market risk rule. This proposed rule would enhance the risk sensitivity of the current rule for internationally active firms to better address counterparty credit risk and interconnectedness among financial institutions.

Due to the large volume of comments received on the three proposed rules and the wide range of views expressed during the comment period, on November 9, 2012, the agencies jointly issued a statement that they did not expect that any of the proposed rules would become effective on January 1, 2013.

Although Popular does not meet the thresholds for the advanced approaches and market risk capital rules, the ultimate impact of the new capital and liquidity standards applicable to us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. However, a requirement that Popular and our depository institution subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, could significantly affect our financial condition, operations, capital position and ability to pursue business opportunities.

Interstate Branching

Section 613 of the Dodd-Frank Act amended the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) to authorize national banks and state banks to branch interstate through de novo branches. This section became effective on July 22, 2010. Prior to the enactment of the Dodd-Frank Act, the Interstate Banking Act provided that states may make an “opt-in” election to permit interstate branching through de novo branches. A majority of states did not opt in. Section 613 of the Dodd-Frank Act eliminated such required “opt-in” election. For purposes of the Interstate Banking Act, BPPR is treated as a state bank and is subject to the same restrictions on interstate branching as are other state banks.

Activities and Acquisitions

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

The Gramm-Leach-Bliley Act allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking financial activities than is permissible for bank holding companies that fail to meet those standards, including securities underwriting and dealing, insurance underwriting and making merchant banking investments in nonfinancial companies. In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above), and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” In addition, Section 606 of the Dodd-Frank Act requires that a bank holding company that is a financial holding company and therefore may engage in the expanded financial activities authorized by the Gramm-Leach-Bliley Act be and remain well-capitalized and well managed. Popular and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for the management component of the composite rating. If, after becoming a financial holding company, the company fails to continue to meet any of the capital or managerial requirements for financial holding company status, the company must enter into a confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve Board may extend the agreement or may order the company to divest its subsidiary banks or the company may discontinue, or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Pursuant to Section 619 of the Dodd-Frank Act, commonly called the “Volcker Rule,” which became effective on July 21, 2012, the U.S. financial regulatory agencies are required to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). In October 2011 and January 2012, Federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Comments on the October proposal were due by February 13, 2012; comments on the January proposal, which was substantially identical to the October proposal, were due by April 16, 2012. In April 2012, the Federal Reserve Board issued a guidance regarding the two-year conformance period (two years from July 21, 2012) for compliance with the Volcker Rule. The guidance confirmed that banking entities have the full two-year statutory conformance period to conform fully their activities and investments to the prohibitions of the Volcker Rule. The proposed rules, if adopted, could adversely affect the activities and materially increase the cost of compliance of Popular Securities and the mortgage trading activities.

The Federal Reserve Board has the authority to limit and may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, Section 604 of the Dodd-Frank Act, which became effective on July 21, 2011, added a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2012, Popular had total consolidated assets of $36.5 billion.

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

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including extending credit to low- and moderate-income individuals and geographies. Should Popular or our bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Interchange Fees Regulation.

Section 1075(a) of the Dodd-Frank Act added a new Section 920 of the Electronic Fund Transfer Act, which gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged by payment card issuers for electronic debit transactions, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer, with specific allowances for the costs of fraud prevention. On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule regarding debit card interchange fees became effective on October 1, 2011. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. Also on June 29, 2011, the Federal Reserve Board approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The interim final rule regarding fraud-prevention adjustment also became effective on October 1, 2011.

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

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2012, $17 million was transferred to the statutory reserve account. During 2012, BPPR was in compliance with the statutory reserve requirement.

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

As previously mentioned in the Business section, Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2012, the legal lending limit for BPPR under this provision was approximately $217 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

Available Information

We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8 -K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.

We have adopted a written code of ethics that applies to all directors, officers and employees of Popular, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Ethics is available on our corporate website, www.popular.com, in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

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

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. The latest figures from the Puerto Rico Planning Board (PB) cut projected gross product growth for the current 2013 fiscal year (ends June 30) nearly in half, to 0.6% from 1.1%. The PB also cut the estimated economic growth rate during fiscal 2012 (ended June 30, 2012) to 0.4% from 0.9%. This was the first full year with a stable, but weak economy in Puerto Rico, following a six-year steep decline in economic activity. Employment continued to be a weak spot with the economy losing 13,000 jobs in 2012 and the unemployment rate at 13.4% by year-end. Puerto Rico’s fiscal situation is expected to continue to be challenging in 2013. The Commonwealth’s credit rating was downgraded by Moody’s in December 2012, to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits and the financial condition of the public sector employee pension plans, which are significantly underfunded. The Puerto Rico economy, however, continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. Popular’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 41, “Segment Reporting” to consolidated financial statements.

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

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2012, approximately 1%, 30% and 29% of our non-covered loan portfolio consisted of construction, commercial secured by real estate and mortgage loans, respectively.

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

Construction and commercial loans, mostly secured by commercial and residential real estate properties entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2012, non-covered commercial and construction loans secured by commercial real estate properties, amounted to $6.5 billion or 31% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total assets of those subsidiaries amounted to $82.8 million as of December 31, 2012, of which $37.3 million or 45% of total assets are foreclosed properties.

During the year ended December 31, 2012, net charge-offs specifically related to values of properties securing our non-covered construction, commercial, legacy and mortgage loan portfolios totaled $6.1 million, $101.9 million, $4.1 million and $9.4 million, respectively. Continued deterioration on the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis included in this Form 10-K.

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

We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. Unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.80 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities. Our participation in TARP also imposes limitations on the payments we may make to our senior leaders. For more details on the implications of TARP please refer to the risks factors titled as follow: Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders and dividends on our Common Stock and Preferred Stock have been suspended and stockholders may not receive funds in connection with their investment in our Common Stock or Preferred Stock without selling their shares.

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

The Basel III final capital framework provides for a number of new deductions from and adjustments to CET1, the implementation of which will begin on January 1, 2014 and will be phase-din over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III final liquidity framework requires banks to comply with two measures of liquidity risk exposure: the “Liquidity Coverage Ratio,” or “LCR”, based on a 30-day time horizon and calculated as the ratio of the “stock of high-quality liquid assets” divided by “total net cash outflows over the next 30 calendar days”, which must be at least 100%; and the “Net Stable Funding Ratio, “ or “NSFR,” calculated as the ratio of the “available amount of stable funding” divided by the “required amount of stable funding,” which must be at least 100%. Although the Basel Committee has not asked for additional comment on the LCR and NSFR, both are subject to observation periods and transitional arrangements, with the Basel III liquidity framework providing that revisions to the LCR will be made by mid-2013, and the LCR will be introduced as a requirement on January 1, 2015; and revisions to the NSFR will be made by mid 2016, and the NSFR will be introduced as a requirement on January 1, 2018.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. These changes may also require us to invest significant management attention and resources to make any necessary changes. We cannot determine whether such proposals and legislation will be adopted. We anticipate that, based on our current level of assets, non-performing assets and the composition of these, the implementation of the rules as currently proposed would lower our regulatory capital ratios. Although we expect to continue to exceed the minimum requirements for well capitalized status following the implementation of the rules as proposed, there can be no assurances that we will remain well capitalized.

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

The Commonwealth’s credit rating was downgraded by Moody’s in December 2012, to Baa3 with a negative outlook, with various factors noted, including the lack of clear growth catalysts, the fiscal budget deficits and the financial condition of the public sector employee pension plans, which are significantly underfunded. On November 9, 2012, Standard & Poor’s Ratings Services affirmed their BBB-/Negative rating to the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico and on December 18, 2002, Fitch Rating’s affirmed its ‘BBB+’ rating for the subject debt. On February 21, 2013, Fitch placed the ratings of the Commonwealth’s general obligation bonds and related debt on rating Watch Negative.

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

At December 31, 2012, the Corporation had approximately $0.9 billion of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $75 million were uncommitted lines of credit (2011 - $1.0 billion and $215 million, respectively). Of the total credit facilities granted, $749 million was outstanding at December 31, 2012, of which $61 million were uncommitted lines of credit (2011 - $799 million and $0, respectively). A substantial portion of our credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the Central Government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

Furthermore, as of December 31, 2012, we had outstanding $218 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations as part of our investment securities portfolio. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2012, we serviced $2.9 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2012, we repurchased approximately $157 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2012, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $52 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

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

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representation and warranty violations on specific portfolios. At December 31, 2012, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $16.2 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

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

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd-Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. For 2012 the FDIC deposit insurance expense of Popular totaled $86 million and the prepaid FDIC insurance assessment as of December 31, 2012 amounted to $28 million.

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

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations

As of December 31, 2012 we had approximately $648 million and $48 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

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

We conducted our annual evaluation of goodwill during the third quarter of 2012 using July 31, 2012 as the annual evaluation date. This evaluation is a two-step process. The Step 1 evaluation of goodwill allocated to BPNA, our United States operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the September 30, 2012 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the BPNA unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million, resulting in no goodwill impairment.

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

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $135 million at December 31, 2012. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

In July 2011, the Corporation and BPPR entered into a Memorandum of Understanding (the “Corporation/BPPR MOU”) with the Federal Reserve Bank of New York (the “FRB-NY”) and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Office of the Commissioner”). On the same date, BPNA entered into a Memorandum of Understanding (the “BPNA MOU” and collectively with the Corporation/BPPR MOU, the “MOUs”) with the FRB-NY and the New York State Banking Department (the “Banking Department”). The MOUs generally apply to the Corporation, the applicable bank subsidiary and the Corporation’s nonbank subsidiaries. The MOUs provide, among other things, for the Corporation to take steps to improve its credit risk management practices and asset quality, and for the Corporation to develop strategic plans to improve earnings and to develop capital plans. The Corporation does not expect the capital plans to require it to maintain capital ratios in excess of those it currently has achieved. The MOUs require the Corporation to obtain approval from the applicable MOU counterparties prior to, among other things, declaring or paying dividends, purchasing or redeeming any shares of its stock, consummating acquisitions or mergers, or making any distributions on its trust preferred securities or subordinated debentures.

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

Under the terms of the loss share agreements, BPPR is also required to deliver certain certificates regarding compliance with the terms of each of the loss share agreements and the computations required thereunder. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets and fully recover the value of our loss share asset.

BPPR has received all reimbursements requested from the FDIC through its submission for the quarter ended June 30, 2012, except for approximately $71.1 million in requested shared-loss claims related to the June 30, 2012 quarter, which have not been paid because of a difference of approximately $26.2 million related to the methodology for the computation of charge-offs for certain late stage real estate collateral dependent loans. Our methodology is consistent with our charge-off policy for non-covered assets and conforms with our regulatory supervisory criteria. We are currently in discussion with the FDIC regarding our charge-off policy and the commercial loss share agreement with the FDIC. To the extent we are not able to successfully resolve this matter, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. We have not submitted claims for reimbursement for periods subsequent to June 30, 2012, pending resolution of this matter. Through December 31, 2012, we had unbilled shared-loss claims of approximately $158.8 million under the commercial loss share agreement with the FDIC related to late stage real estate collateral dependent loans, determined as described above. If the reimbursement amount for these additional claims through December 31, 2012 were calculated in accordance with the FDIC’s methodology, the amount of such claims would be reduced by approximately $54.7 million. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration of the commercial loss share agreement in April 2015, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

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

Holders of our Common Stock and Preferred Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. During 2009, we suspended dividend payments on our Common Stock and Preferred Stock. In December 2010, we resumed payment of dividends on our Preferred Stock, subject to certain conditions agreed to with our regulators. In connection with the resumption of payment of dividends on our Preferred Stock, we agreed to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. It is anticipated that sufficient Common Stock will be issued under those plans to cover the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods. Furthermore, unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.80 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities.

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

Popular is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. The most significant cyber–attack risks that we may face are e-fraud, denial-of-service and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer or bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and could present significant reputational, legal and/or regulatory costs to Popular if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide e-banking and mobile banking services to our customers. We have not, to date, experienced any material losses as a result of cyber-attacks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, BPPR owned and wholly or partially occupied approximately 63 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2012, BPNA had 97 offices (principally bank branches) of which 17 were owned and 80 were leased. These offices were located in New York, Illinois, New Jersey, California and Florida. Included in this figure is a leased six story office building in Rosemont, Illinois that is the site of BPNA’s headquarters. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 51% of the office floors space. Approximately 31% of the office space is leased to outside tenants and 15% is available for office and retail use. In addition, 3% of the tenants occupy part of the recently redeveloped ground and promenade levels, while other contract negotiations are underway to establish additional retail businesses including sit-down restaurants and other food vendors.

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

Centro Europa Building, a seven-story office and retail building in Santurce, Puerto Rico. The BPPR’s training center and loss mitigation unit occupies approximately 38% of this building. The remaining space is leased or available for leasing to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.

Old San Juan Building, a twelve-story structure located in Old San Juan, Puerto Rico. BPPR occupies approximately 36% of the building for a branch operation, an exhibition room and other facilities. The rest of the building is leased or available for leasing to outside tenants.

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

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2012, a BPPR branch and the Río Piedras regional office operate in the branch building while a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Popular’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “BPOP”. On May 29, 2012, the Corporation completed a 1-for-10 reverse split of its common stock, $0.01 par value per share. Pursuant to the reverse stock split, each ten shares of authorized and outstanding common stock have been reclassified and combined into one new share of common stock. In connection with the reverse stock split, the number of shares of common stock authorized under the Corporation’s Restated Certificate of Incorporation was reduced from 1,700,000,000 to 170,000,000 shares, without any change in par value per common share. The reverse split did not change the number of shares of the Corporation’s preferred stock authorized, which remains at 30,000,000. All per share information presented in this Form10-K has been adjusted to reflect the reverse stock split.

Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2012 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

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

As of February 25, 2013, Popular had 9,658 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $27.30 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2012 consisted of:

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

In connection with the resumption of payment of monthly dividends on the Preferred Stock, which amounted $3.7 million for 2012, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. During 2012 the Common Stock issued under those plans was $9.4 million that was well above the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

2010 Capital Raise

In April 2010, Popular raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of contingent convertible perpetual non-cumulative preferred stock, Series D, no par value, $1,000 liquidation preference per share. The Preferred Stock represented by depositary shares automatically converted into the Common Stock at a conversion rate of .83333 shares of Common Stock for each depositary share on May 11, 2010, which was the 5th business day after Popular’s common shareholders approved the amendment to Popular’s restated certificate of incorporation to increase the number of authorized shares of Common Stock. The conversion of the depositary shares of Preferred Stock resulted in the issuance of 38,333,333 additional shares of Common Stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 34, “Net income (loss) per common share”, to the audited consolidated financial statements provides information on the impact of the conversion on net (loss) income per common share.

Dividend Reinvestment and Stock Purchase Plan

Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of the Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our Common Stock. No additional shares were issued under the dividend reinvestment during 2012.

Equity Based Plans

For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 12.

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 1,000,000.

In connection with our participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury is required for Popular to repurchase its Common Stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2012 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 1 – November 30	3,374	$ 19.27	-	-
Total December 31, 2012	3,374	$ 19.27	-	-

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2007, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

           December 31, 2007 = 100

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

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
Ratio of Earnings to Fixed Charges:	2012	2011	2010	2009 (1)	2008 (1)
Including Interest on Deposits	1.4	1.5	1.4	(A)	(A)
Excluding Interest on Deposits	1.8	2.0	1.7	(A)	(A)

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	1.4	1.4	1.4	(A)	(A)
Excluding Interest on Deposits	1.8	1.9	1.7	(A)	(A)

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.

(A)

During 2008 and 2009, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $235 million and $625 million to achieve ratios of 1:1 in 2008 and 2009, respectively.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Long-term obligations	$ 1,777,721	$ 1,856,372	$ 4,170,183	$ 2,648,632	$ 3,386,763
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	586,875
Fixed rate cumulative Perpetual Preferred Stock					896,650

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on page 2 through 102 in the Annual Report under the caption Management Discussion and Analysis, and is incorporated herein by reference.

Table 30, “Maturity Distribution of Earning Assets”, in the Management Discussion and Analysis, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears on page 57 through 64 in the Management Discussion and Analysis in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages 105 through 255, in the Annual Report and under the caption “Statistical Summary — 2011-2012 Quarterly Financial Data” in the Annual Report, and is incorporated herein by reference.

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

Assessment on Internal Control Over Financial Reporting

Management’s Assessment of Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are on pages 103 through 104 of our Annual Report and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table set forth information as of December 31, 2012 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities) Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	2001 Stock Option Plan	114,533	$203.74
	2004 Omnibus Incentive Plan	46,453	$269.50	127,441
Total		160,986	$222.71	127,441

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Board of Directors Independence”, “Family Relationships” and “Other Relationships, Transactions and Events” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under “Disclosure of Auditors Fees” in the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on pages 105 through 255 of the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2012

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3) Exhibits

The exhibits listed on the Exhibits Index on page 52 of this report are filed herewith or are incorporated herein by reference.

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

S/ RICHARD L. CARRIÓN	Chairman of the Board, President,
Richard L. Carrión	Chief Executive Officer and
	Principal Executive Officer	02-28-13

S/ JORGE A. JUNQUERA	Principal Financial Officer	02-28-13
Jorge A. Junquera
Senior Executive Vice President

S/ JORGE J. GARCÍA	Principal Accounting Officer	02-28-13
Jorge J. García
Senior Vice President

S/ ALEJANDRO M. BALLESTER
Alejandro M. Ballester	Director	02-28-13

S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	02-28-13

S/ C. KIM GOODWIN
C. Kim Goodwin	Director	02-28-13

S/ MANUEL MORALES JR.
Manuel Morales Jr.	Director	02-28-13

S/ WILLIAM J. TEUBER JR
William J. Teuber Jr.	Director	02-28-13

S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	02-28-13

S/ JOSÉ R. VIZCARRONDO
José R. Vizcarrondo	Director	02-28-13

S/ DAVID E. GOEL
David E. Goel	Director	02-28-13

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

3.1	Composite Certificate of Incorporation of Popular, Inc. (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Amended and Restated Bylaws of Popular, Inc., as amended (incorporated by reference to Exhibit 3.1 of Popular, Inc.’s Current Report on Form 8-K, dated June 19, 2012 and filed on June 22, 2012).

4.1	Specimen of Physical Common Stock Certificate of Popular, Inc. (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated May 29, 2012 and filed on May 30, 2012).

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

4.19

Form of Certificate of Trust of Popular Capital Trust III and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement filed with the SEC on September 5, 2003).

4.20

Certificate of Amendment to the Certificate of Trust of Popular Capital Trust IV (incorporated by reference to Exhibit 4.15 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.21

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

4.23

Certificate of Trust of Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.24

Form of Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.7 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.25

Guarantee Agreement, dated as of August 31, 2009, between Popular, Inc., as guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular Capital Trust I (incorporated by reference to Exhibit 4.11 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.26

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

4.29

Form of Junior Subordinated Indenture among Popular North America, Inc., Popular, Inc. and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.10 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.30

Supplemental Indenture dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8- K dated August 31, 2009, and filed on September 3, 2009).

4.31

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

4.32

Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Trust Agreement).

4.33

Form of Capital Securities Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4.6 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit E of the Amended and Restated Trust Agreement).

4.34

Guarantee Agreement, dated as of August 31, 2009, by and among Popular North America, Inc., as guarantor, Popular, Inc., as additional guarantor and The Bank of New York Mellon, as guarantee trustee, relating to Popular North America Capital Trust I (incorporated by reference to Exhibit 4.10 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

4.35

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

4.37

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

4.39

Certificate of Trust of Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009 and filed on September 3, 2009, included as Exhibit A of the Amended and Restated Declaration of Trust and Trust Agreement).

4.40

Form of Global Capital Securities Certificate for Popular Capital Trust II (incorporated by reference to Exhibit 4.8 of Popular, Inc.’s Current Report on Form 8-K            dated August 31, 2009 and filed on September 3, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.41

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

4.48

Form of Capital Securities Certificate of Popular Capital Trust III (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on form 8-K dated August 21, 2009 and filed on August 26, 2009, included as Exhibit C of the Amended and Restated Declaration of Trust and Trust Agreement).

4.49

Guarantee Agreement by and between Popular, Inc. and The Bank of New York Mellon, dated as of August 24, 2009 (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

4.50

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

4.52	Purchase Money Note, issued on April 30, 2010 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8- K dated April 30, 2010 and filed on May 6, 2010).

4.53	Value Appreciation Instrument, issued on April 30, 2010 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

4.54	Popular North America, Inc. 7.47% Senior Note Due 2014 (incorporated by reference to Exhibit 4.1 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.55	Popular North America, Inc. 7.66% Senior Note Due 2015 (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.56	Popular North America, Inc. 7.86% Senior Note Due 2016 (incorporated by reference to Exhibit 4.3 of Popular, Inc.’s Current Report on Form 8-K dated June 10, 2011 and filed on June 13, 2011).

4.57

Certificate of Trust of Popular North America Capital Trust II (incorporated by reference to Exhibit 4.22 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2006).

4.58

Declaration of Trust and Trust Agreement of each of Popular North America Capital Trust II and Popular North America Capital Trust III dated June 16, 2006 (incorporated by reference to Exhibit 4.20 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

4.59

Certificate of Amendment to Certificate of Trust of each of Popular North America Capital Trust II and Popular North America Capital Trust III (incorporated by reference to Exhibit 4.24 to the Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on June 16, 2012).

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

10.13

Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.14

Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.15

IP Purchase and Sale Agreement, dated as of June 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

10.16	Stockholder Agreement, dated as of September 30, 2010, among Carib Holdings, Inc., and each of the holders of Carib Holdings, Inc. (incorporated by reference to Exhibit 99.2 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.17	Amended and Restated Master Services Agreement dated as of September 30, 2010, among Popular, Banco Popular de Puerto Rico and EVERTEC, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated and filed on October 14, 2011).

10.18	Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.19	Employment Offer to Carlos J. Vázquez, as President of Banco Popular North America (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Agreement dated August 11, 2011 between Amílcar Jordán and his wife Leslie González and Popular, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated August 15, 2011 and filed August 17, 2011).

10.21	Stockholder Agreement dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.22	Form of Popular, Inc. TARP Long-Term Restricted Stock Award Agreement. (1)

12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)

13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2012. (1)

21.1	Schedule of Subsidiaries of Popular, Inc. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (1)

99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15(1)

99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

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