Form 10-Q
period 2013-03-31
POPULAR INC
filed 2013-05-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,251,872 shares outstanding as of May 2, 2013.

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31,	December 31,
(In thousands, except share information)	2013	2012
Assets:
Cash and due from banks	$242,290	$439,363

Money market investments:
Federal funds sold	56,955	33,515
Securities purchased under agreements to resell	226,139	213,462
Time deposits with other banks	1,061,150	838,603

Total money market investments	1,344,244	1,085,580

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	258,677	271,624
Other trading securities	41,096	42,901
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,865,840	1,603,693
Other investment securities available-for-sale	3,455,391	3,480,508
Investment securities held-to-maturity, at amortized cost (fair value 2013 - $141,877; 2012 - $144,233)	141,518	142,817
Other investment securities, at lower of cost or realizable value (realizable value 2013 - $200,710; 2012 - $187,501)	198,577	185,443
Loans held-for-sale, at lower of cost or fair value	201,495	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	21,729,882	21,080,005
Loans covered under loss sharing agreements with the FDIC	3,362,446	3,755,972
Less – Unearned income	96,137	96,813
Allowance for loan losses	683,368	730,607

Total loans held-in-portfolio, net	24,312,823	24,008,557

FDIC loss share asset	1,380,592	1,399,098
Premises and equipment, net	532,785	535,793
Other real estate not covered under loss sharing agreements with the FDIC	154,699	266,844
Other real estate covered under loss sharing agreements with the FDIC	172,378	139,058
Accrued income receivable	135,542	125,728
Mortgage servicing assets, at fair value	153,949	154,430
Other assets	1,651,234	1,569,578
Goodwill	647,757	647,757
Other intangible assets	51,827	54,295

Total assets	$36,942,714	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,613,701	$5,794,629
Interest bearing	21,399,516	21,205,984

Total deposits	27,013,217	27,000,613

Assets sold under agreements to repurchase	2,265,675	2,016,752
Other short-term borrowings	951,200	636,200
Notes payable	1,752,469	1,777,721
Other liabilities	989,010	966,249

Total liabilities	32,971,571	32,397,535

Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,253,018 shares issued (2012 – 103,193,303) and 103,228,615 shares outstanding (2012 – 103,169,806)	1,033	1,032
Surplus	4,151,838	4,150,294
(Accumulated deficit) retained earnings	(109,411)	11,826
Treasury stock – at cost, 24,403 shares (2012 – 23,497)	(469)	(444)
Accumulated other comprehensive loss, net of tax	(122,008)	(102,868)

Total stockholders’ equity	3,971,143	4,110,000

Total liabilities and stockholders’ equity	$36,942,714	$36,507,535

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2013	2012
Interest income:
Loans	$385,414	$387,942
Money market investments	955	948
Investment securities	37,356	45,070
Trading account securities	5,514	5,891

Total interest income	429,239	439,851

Interest expense:
Deposits	38,343	51,679
Short-term borrowings	9,782	13,583
Long-term debt	35,767	37,007

Total interest expense	83,892	102,269

Net interest income	345,347	337,582
Provision for loan losses - non-covered loans	206,300	82,514
Provision for loan losses - covered loans	17,556	18,209

Net interest income after provision for loan losses	121,491	236,859

Service charges on deposit accounts	43,722	46,589
Other service fees (Refer to Note 26)	58,803	66,039
Trading account loss	(75)	(2,143)
Net (loss) gain on sale of loans, including valuation adjustments on loans held-for-sale	(48,959)	15,471
Adjustments (expense) to indemnity reserves on loans sold	(16,143)	(3,875)
FDIC loss share expense (Refer to Note 27)	(26,266)	(15,255)
Other operating income	6,493	17,082

Total non-interest income	17,575	123,908

Operating expenses:
Personnel costs	115,989	121,491
Net occupancy expenses	24,288	24,162
Equipment expenses	11,950	11,341
Other taxes	11,586	13,438
Professional fees	52,135	48,105
Communications	6,832	7,131
Business promotion	12,917	12,850
FDIC deposit insurance	9,280	24,926
Loss on early extinguishment of debt	—	69
Other real estate owned (OREO) expenses	46,741	14,165
Other operating expenses	22,064	15,896
Amortization of intangibles	2,468	2,593

Total operating expenses	316,250	296,167

(Loss) income before income tax	(177,184)	64,600
Income tax (benefit) expense	(56,877)	16,192

Net (Loss) Income	$(120,307)	$48,408

Net (Loss) Income Applicable to Common Stock	$(121,237)	$47,477

Net (Loss) Income per Common Share – Basic	$(1.18)	$0.46

Net (Loss) Income per Common Share – Diluted	$(1.18)	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarters ended March 31,
(In thousands)	2013	2012
Net (loss) income	$(120,307)	$48,408

Other comprehensive loss before tax:
Foreign currency translation adjustment	724	(86)
Amortization of net losses on pension and postretirement benefit plans	6,169	6,289
Amortization of prior service cost of pension and postretirement benefit plans	—	(50)
Unrealized holding losses on investments arising during the period	(28,955)	(7,882)
Unrealized net losses on cash flow hedges	(99)	(1,549)
Reclassification adjustment for net (gains) losses included in net income	(152)	2,316

Other comprehensive loss before tax	(22,313)	(962)
Income tax benefit (expense)	3,173	(275)

Total other comprehensive loss, net of tax	(19,140)	(1,237)

Comprehensive (loss) income, net of tax	$(139,447)	$47,171

Tax effect allocated to each component of other comprehensive loss:

	Quarters ended March 31,
(In thousands)	2013	2012
Amortization of net losses on pension and postretirement benefit plans	(1,851)	(1,740)
Amortization of prior service cost of pension and postretirement benefit plans	—	15
Unrealized holding losses on investments arising during the period	4,949	1,681
Unrealized net losses on cash flow hedges	30	465
Reclassification adjustment for net gains (losses) included in net income	45	(696)

Income tax (expense) benefit	$3,173	$(275)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
						other
	Common	Preferred		Accumulated	Treasury	comprehensive
(In thousands)	stock[1]	stock	Surplus[1]	deficit	stock	loss	Total
Balance at December 31, 2011	$1,026	$50,160	$4,123,898	$(212,726)	$(1,057)	$(42,548)	$3,918,753
Net income				48,408			48,408
Issuance of stock	2		2,060				2,062
Dividends declared:
Preferred stock				(931)			(931)
Common stock purchases					(6)		(6)
Common stock reissuance					22		22
Other comprehensive loss, net of tax						(1,237)	(1,237)

Balance at March 31, 2012	$1,028	$50,160	$4,125,958	$(165,249)	$(1,041)	$(43,785)	$3,967,071

Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net loss				(120,307)			(120,307)
Issuance of stock	1		1,544				1,545
Dividends declared:
Preferred stock				(930)			(930)
Common stock purchases					(25)		(25)
Other comprehensive loss, net of tax						(19,140)	(19,140)

Balance at March 31, 2013	$1,033	$50,160	$4,151,838	$(109,411)	$(469)	$(122,008)	$3,971,143

[1] The balances and activity for 2012 have been adjusted to retroactively reflect the 1-for-10 reverse stock split effected on May 29, 2012.

						March 31, 2013	March 31, 2012[1]
Disclosure of changes in number of shares:
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,193,303	102,634,640
Issuance of stock						59,715	120,954

Balance at end of the period						103,253,018	102,755,594
Treasury stock						(24,403)	(43,887)

Common Stock – Outstanding						103,228,615	102,711,707

[1]	Share data has been adjusted to retroactively reflect the 1-for-10 reverse stock split effected on May 29, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(120,307)	$48,408

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	223,856	100,723
Amortization of intangibles	2,468	2,593
Depreciation and amortization of premises and equipment	12,254	11,756
Net accretion of discounts and amortization of premiums and deferred fees	(14,257)	(4,077)
Fair value adjustments on mortgage servicing rights	5,615	(784)
FDIC loss share expense	26,266	15,255
Amortization of prepaid FDIC assessment	—	24,926
Adjustments (expense) to indemnity reserves on loans sold	16,143	3,875
Earnings from investments under the equity method	(9,594)	(15,402)
Deferred income tax (benefit) expense	(60,528)	4,418
(Gain) loss on:
Disposition of premises and equipment	(1,468)	(6,284)
Sale of loans, including valuation adjustments on loans held-for-sale	48,959	(15,471)
Sale of foreclosed assets, including write-downs	38,363	10,163
Acquisitions of loans held-for-sale	(15,335)	(76,118)
Proceeds from sale of loans held-for-sale	51,000	63,460
Net disbursements on loans held-for-sale	(382,810)	(223,500)
Net (increase) decrease in:
Trading securities	423,236	270,691
Accrued income receivable	(9,815)	(1,357)
Other assets	28,181	26,012
Net increase (decrease) in:
Interest payable	(255)	(2,249)
Pension and other postretirement benefit obligation	1,470	4,720
Other liabilities	(28,586)	(2,421)

Total adjustments	355,163	190,929

Net cash provided by operating activities	234,856	239,337

Cash flows from investing activities:
Net (increase) decrease in money market investments	(258,664)	71,911
Purchases of investment securities:
Available-for-sale	(736,069)	(529,445)
Held-to-maturity	(250)	(250)
Other	(49,018)	(47,629)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	497,175	388,472
Held-to-maturity	2,078	1,539
Other	35,884	31,800
Net repayments on loans	468,309	191,073
Proceeds from sale of loans	43,044	21,304
Acquisition of loan portfolios	(1,026,485)	(140,005)
Net payments (to) from FDIC under loss sharing agreements	(107)	20,896
Return of capital from equity method investments	438	—
Mortgage servicing rights purchased	(45)	(474)
Acquisition of premises and equipment	(11,983)	(12,298)
Proceeds from sale of:
Premises and equipment	4,205	11,946
Foreclosed assets	71,930	25,923

Net cash (used in) provided by investing activities	(959,558)	34,763

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(3,795)	(745,906)
Assets sold under agreements to repurchase	248,923	(27,541)
Other short-term borrowings	315,000	455,000
Payments of notes payable	(48,281)	(22,284)
Proceeds from issuance of notes payable	14,882	2,719
Proceeds from issuance of common stock	1,545	2,062
Dividends paid	(620)	(620)
Treasury stock acquired	(25)	(6)

Net cash provided by (used in) financing activities	527,629	(336,576)

Net decrease in cash and due from banks	(197,073)	(62,476)
Cash and due from banks at beginning of period	439,363	535,282

Cash and due from banks at end of period	$242,290	$472,806

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 32 to the consolidated financial statements presents information about the Corporation’s business segments.

Effective December 31, 2012, Popular Mortgage, which was a wholly-owned subsidiary of BPPR prior to that date, was merged with and into BPPR as part of an internal reorganization. Popular Mortgage currently operates as a division of BPPR.

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2012 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2012 consolidated financial statements and notes to the financial statements to conform with the 2013 presentation.

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock. The reverse split is described further in Note 17 to these consolidated financial statements. All share and per share information in the consolidated financial statements and accompanying notes have been adjusted to retroactively reflect the 1-for-10 reverse stock split.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2012, included in the Corporation’s 2012 Annual Report (the “2012 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”)

The FASB issued ASU 2013-05 in March 2013 which clarifies the applicable guidance for the release of the cumulative translation adjustment. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets has resided.

For an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of condition or results of operations.

FASB Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

The FASB issued ASU 2013-02 in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.

ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

The Corporation adopted the provisions of this guidance in the first quarter of 2013 and elected to present these disclosures on the notes to the financial statements. Refer to note 18 to the consolidated financial statements for the related disclosures. The adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

The FASB issued ASU 2013-01 in January 2013. ASU 2013-01 clarifies that the scope of FASB Accounting Standard Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), applies only to derivatives accounted for under ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

ASU 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

The Corporation adopted this guidance which impacts presentation disclosures only on the first quarter of 2013, and did not have an impact on the Corporation’s consolidated financial statements. Refer to note 15 to the consolidated financial statements for the related disclosures.

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

The Corporation adopted the provisions of this guidance on the first quarter of 2013, and did not have a material effect on the Corporation’s consolidated financial statements as of March 31, 2013.

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and have not had an impact on the Corporation’s consolidated financial statements as of March 31, 2013.

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

The provisions of this guidance which impacts presentation disclosure only was adopted in the first quarter of 2013 and did not have an impact on the Corporation’s financial condition or results of operations. Refer to note 15 to the consolidated financial statements for the related disclosures.

Note 3 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $962 million at March 31, 2013 (December 31, 2012 - $952 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2013 and December 31, 2012, the Corporation held $41 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale. The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	March 31, 2013	December 31, 2012
Investment securities available-for-sale, at fair value	$1,562,627	$1,606,683
Investment securities held-to-maturity, at amortized cost	35,000	25,000
Loans held-for-sale measured at lower of cost or fair value	3,921	132
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	425,937	452,631
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,326,251	8,358,456

Total pledged assets	$10,353,736	$10,442,902

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At March 31, 2013, the Corporation had $ 1.1 billion in investment securities available-for-sale and $ 0.3 billion in loans that served as collateral to secure public funds (December 31, 2012 - $ 1.2 billion and $ 0.3 billion, respectively).

At March 31, 2013, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $2.7 billion (December 31, 2012 - $2.8 billion). Refer to Note 14 to the consolidated financial statements for borrowings outstanding under these credit facilities. At March 31, 2013 and December 31, 2012, the credit facilities authorized with the FHLB were collateralized by $ 3.8 billion in loans held-in-portfolio. Also, at March 31, 2013 and December 31, 2012, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $3.1 billion, which remained unused as of such date. The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2013 and December 31, 2012, the credit facilities with the Fed discount window were collateralized by $ 4.7 billion in loans held-in-portfolio. These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at March 31, 2013 trades receivables from brokers and counterparties amounting to $139 million were pledged to secure repurchase agreements (December 31, 2012 - $133 million).

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At March 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$27,051	$2,769	$—	$29,820	3.83%

Total U.S. Treasury securities	27,051	2,769	—	29,820	3.83

Obligations of U.S. Government sponsored entities
Within 1 year	480,407	3,873	—	484,280	3.70
After 1 to 5 years	167,407	1,522	7	168,922	1.35
After 5 to 10 years	546,982	2,554	1,058	548,478	1.61
After 10 years	22,990	68	—	23,058	3.09

Total obligations of U.S. Government sponsored entities	1,217,786	8,017	1,065	1,224,738	2.43

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,115	2	2	5,115	3.01
After 1 to 5 years	6,248	95	33	6,310	4.66
After 5 to 10 years	5,566	—	87	5,479	3.75
After 10 years	37,265	12	1,241	36,036	5.38

Total obligations of Puerto Rico, States and political subdivisions	54,194	109	1,363	52,940	4.91

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,800	88	—	4,888	1.69
After 5 to 10 years	33,294	1,517	—	34,811	2.88
After 10 years	2,528,866	44,108	3,410	2,569,564	2.10

Total collateralized mortgage obligations - federal agencies	2,566,960	45,713	3,410	2,609,263	2.11

Collateralized mortgage obligations - private label
After 10 years	1,898	36	—	1,934	4.42

Total collateralized mortgage obligations - private label	1,898	36	—	1,934	4.42

Mortgage-backed securities
Within 1 year	67	2	—	69	4.48
After 1 to 5 years	7,944	499	—	8,443	4.57
After 5 to 10 years	89,358	5,608	11	94,955	4.24
After 10 years	1,174,176	81,099	523	1,254,752	4.13

Total mortgage-backed securities	1,271,545	87,208	534	1,358,219	4.14

Equity securities (without contractual maturity)	6,506	1,715	26	8,195	3.10

Other
After 1 to 5 years	9,904	—	160	9,744	1.68
After 5 to 10 years	18,032	4,725	—	22,757	11.00
After 10 years	3,501	120	—	3,621	3.63

Total other	31,437	4,845	160	36,122	7.25

Total investment securities available-for-sale	$5,177,377	$150,412	$6,558	$5,321,231	2.75%

	At December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$7,018	$20	$—	$7,038	1.67%
After 1 to 5 years	27,236	2,964	—	30,200	3.83

Total U.S. Treasury securities	34,254	2,984	—	37,238	3.39

Obligations of U.S. Government sponsored entities
Within 1 year	460,319	7,614	—	467,933	3.82
After 1 to 5 years	167,177	2,057	—	169,234	1.59
After 5 to 10 years	456,480	3,263	592	459,151	1.74

Total obligations of U.S. Government sponsored entities	1,083,976	12,934	592	1,096,318	2.60

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,220	26	—	5,246	3.08
After 1 to 5 years	6,254	130	39	6,345	4.65
After 5 to 10 years	5,513	—	36	5,477	3.79
After 10 years	37,265	648	—	37,913	5.38

Total obligations of Puerto Rico, States and political subdivisions	54,252	804	75	54,981	4.91

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,927	35	—	4,962	1.48
After 5 to 10 years	39,897	1,794	—	41,691	2.94
After 10 years	2,270,184	50,740	512	2,320,412	2.21

Total collateralized mortgage obligations - federal agencies	2,315,008	52,569	512	2,367,065	2.22

Collateralized mortgage obligations - private label
After 10 years	2,414	59	—	2,473	4.59

Total collateralized mortgage obligations - private label	2,414	59	—	2,473	4.59

Mortgage-backed securities
Within 1 year	288	13	—	301	3.47
After 1 to 5 years	3,838	191	—	4,029	4.12
After 5 to 10 years	81,645	6,207	—	87,852	4.71
After 10 years	1,297,585	93,509	129	1,390,965	4.18

Total mortgage-backed securities	1,383,356	99,920	129	1,483,147	4.21

Equity securities (without contractual maturity)	6,507	909	10	7,406	3.46

Other
After 1 to 5 years	9,992	—	207	9,785	1.67
After 5 to 10 years	18,032	3,675	—	21,707	11.00
After 10 years	3,945	136	—	4,081	3.62

Total other	31,969	3,811	207	35,573	7.17

Total investment securities available-for-sale	$4,911,736	$173,990	$1,525	$5,084,201	2.94%

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

There were no securities sold during the quarters ended March 31, 2013 and 2012.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At March 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$261,066	$775	$6,102	$290	$267,168	$1,065
Obligations of Puerto Rico, States and political subdivisions	44,987	1,337	2,029	26	47,016	1,363
Collateralized mortgage obligations - federal agencies	531,117	3,410	—	—	531,117	3,410
Mortgage-backed securities	36,344	496	974	38	37,318	534
Equity securities	1,806	22	7	4	1,813	26
Other	9,744	160	—	—	9,744	160

Total investment securities available-for-sale in an unrealized loss position	$885,064	$6,200	$9,112	$358	$894,176	$6,558

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$139,278	$592	$—	$—	$139,278	$592
Obligations of Puerto Rico, States and political subdivisions	6,229	44	2,031	31	8,260	75
Collateralized mortgage obligations - federal agencies	170,136	512	—	—	170,136	512
Mortgage-backed securities	7,411	90	983	39	8,394	129
Equity securities	—	—	51	10	51	10
Other	9,785	207	—	—	9,785	207

Total investment securities available-for-sale in an unrealized loss position	$332,839	$1,445	$3,065	$80	$335,904	$1,525

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

At March 31, 2013, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At March 31, 2013, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at March 31, 2013. No other-than-temporary impairment losses on equity securities were recorded during the quarters ended March 31, 2013 and March 31, 2012. Management has the intent and ability to hold the investments in equity securities that are at a loss position at March 31, 2013, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

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

	March 31, 2013		December 31, 2012
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$1,841,366	$1,874,855	$1,594,933	$1,634,927
FHLB	632,090	636,406	520,127	528,287
Freddie Mac	1,246,159	1,265,197	1,198,969	1,221,863

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At March 31, 2013
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,525	$28	$—	$2,553	5.74%
After 1 to 5 years	21,835	554	—	22,389	3.70
After 5 to 10 years	19,640	359	73	19,926	6.05
After 10 years	70,892	57	574	70,375	2.49

Total obligations of Puerto Rico, States and political subdivisions	114,892	998	647	115,243	3.40

Collateralized mortgage obligations - federal agencies
After 10 years	126	7	—	133	5.30

Total collateralized mortgage obligations - federal agencies	126	7	—	133	5.30

Other
Within 1 year	250	—	—	250	0.86
After 1 to 5 years	26,250	1	—	26,251	3.40

Total other	26,500	1	—	26,501	3.38

Total investment securities held-to-maturity	$141,518	$1,006	$647	$141,877	3.40%

	At December 31, 2012
		Gross	Gross		Weighted
	Amortized	unrealized	unrealized	Fair	average
(In thousands)	cost	gains	losses	value	yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,420	$8	$—	$2,428	5.74%
After 1 to 5 years	21,335	520	19	21,836	3.63
After 5 to 10 years	18,780	866	5	19,641	6.03
After 10 years	73,642	449	438	73,653	5.35

Total obligations of Puerto Rico, States and political subdivisions	116,177	1,843	462	117,558	5.15

Collateralized mortgage obligations - federal agencies
After 10 years	140	4	—	144	5.00

Total collateralized mortgage obligations - federal agencies	140	4	—	144	5.00

Other
Within 1 year	250	—	—	250	0.86
After 1 to 5 years	26,250	31	—	26,281	3.40

Total other	26,500	31	—	26,531	3.38

Total investment securities held-to-maturity	$142,817	$1,878	$462	$144,233	4.82%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	At March 31, 2013
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$11,159	$141	$19,039	$506	$30,198	$647

Total investment securities held-to-maturity in an unrealized loss position	$11,159	$141	$19,039	$506	$30,198	$647

	At December 31, 2012
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
(In thousands)	value	losses	value	losses	value	losses
Obligations of Puerto Rico, States and political subdivisions	$2,365	$35	$19,118	$427	$21,483	$462

Total investment securities held-to-maturity in an unrealized loss position	$2,365	$35	$19,118	$427	$21,483	$462

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2013 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2012 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at March 31, 2013 and December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
Commercial multi-family	$1,034,289	$1,021,780
Commercial real estate non-owner occupied	2,946,541	2,634,432
Commercial real estate owner occupied	2,285,328	2,608,450
Commercial and industrial	3,484,270	3,593,540
Construction	271,498	252,857
Mortgage	6,873,910	6,078,507
Leasing	543,572	540,523
Legacy[2]	352,512	384,217
Consumer:
Credit cards	1,169,572	1,198,213
Home equity lines of credit	478,788	491,035
Personal	1,369,666	1,388,911
Auto	593,125	561,084
Other	230,674	229,643

Total loans held-in-portfolio[1]	$21,633,745	$20,983,192

[1]	Non-covered loans held-in-portfolio at March 31, 2013 are net of $96 million in unearned income and exclude $201 million in loans held-for-sale (December 31, 2012 - $97 million in unearned income and $354 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The following table presents the composition of covered loans at March 31, 2013 and December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
Commercial real estate	$1,828,620	$2,077,411
Commercial and industrial	116,189	167,236
Construction	306,550	361,396
Mortgage	1,045,564	1,076,730
Consumer	65,523	73,199

Total loans held-in-portfolio	$3,362,446	$3,755,972

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2013 and December 31, 2012 by main categories.

(In thousands)	March 31, 2013	December 31, 2012
Commercial	$—	$16,047
Construction	—	78,140
Legacy	1,681	2,080
Mortgage	199,814	258,201

Total loans held-for-sale	$201,495	$354,468

During the quarter ended March 31, 2013, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $1.0 billion (March 31, 2012 - $215 million). The purchases of mortgage loans during the quarter ended March 31, 2013, included $133 million of impaired loans accounted pursuant to ASC subtopic 310-30. In addition, during the quarter ended March 31, 2013, there were no purchases of construction loans (March 31, 2012 - $1 million). There were no purchases of commercial and consumer loans during the quarters ended March 31, 2013 and 2012.

The Corporation performed whole-loan sales involving approximately $50 million of residential mortgage loans during the quarter ended March 31, 2013 (March 31, 2012 - $62 million). Also, the Corporation securitized approximately $ 285 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter ended March 31, 2013 (March 31, 2012 - $ 190 million). Furthermore, the Corporation securitized approximately $ 128 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter ended March 31, 2013 (March 31, 2012 - $ 60 million). There were no securitizations into FHLMC for the quarters ended March 31, 2013 and 2012. The Corporation sold commercial and construction loans with a book value of approximately $401 million during the quarter ended March 31, 2013 (March 31, 2012 - $20 million).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2013 and December 31, 2012. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At March 31, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$8,386	$—	$18,850	$—	$27,236	$—
Commercial real estate non-owner occupied	29,742	—	74,471	—	104,213	—
Commercial real estate owner occupied	88,386	—	31,170	—	119,556	—
Commercial and industrial	60,294	451	9,488	—	69,782	451
Construction	45,036	—	5,884	—	50,920	—
Mortgage[2]	572,731	386,656	27,993	—	600,724	386,656
Leasing	4,005	—	—	—	4,005	—
Legacy	—	—	35,830	—	35,830	—
Consumer:
Credit cards	—	21,969	526	—	526	21,969
Home equity lines of credit	—	405	7,562	—	7,562	405
Personal	17,797	27	860	—	18,657	27
Auto	8,404	—	4	—	8,408	—
Other	3,162	557	27	—	3,189	557

Total[1]	$837,943	$410,065	$212,665	$—	$1,050,608	$410,065

[1]	For purposes of this table non-performing loans exclude $ 17 million in non-performing loans held-for-sale.
[2]	Non-covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

At December 31, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
		Accruing		Accruing		Accruing
	Non-accrual	loans past-due	Non-accrual	loans past-due	Non-accrual	loans past-due
(In thousands)	loans	90 days or more	loans	90 days or more	loans	90 days or more
Commercial multi-family	$15,816	$—	$18,435	$—	$34,251	$—
Commercial real estate non-owner occupied	66,665	—	78,140	—	144,805	—
Commercial real estate owner occupied	315,534	—	31,931	—	347,465	—
Commercial and industrial	124,717	529	14,051	—	138,768	529
Construction	37,390	—	5,960	—	43,350	—
Mortgage	596,105	364,387	34,025	—	630,130	364,387
Leasing	4,865	—	—	—	4,865	—
Legacy	—	—	40,741	—	40,741	—
Consumer:
Credit cards	—	22,184	505	—	505	22,184
Home equity lines of credit	—	312	7,454	—	7,454	312
Personal	19,300	23	1,905	—	21,205	23
Auto	8,551	—	4	—	8,555	—
Other	3,036	469	3	—	3,039	469

Total[1]	$1,191,979	$387,904	$233,154	$—	$1,425,133	$387,904

[1]	For purposes of this table non-performing loans exclude $ 96 million in non-performing loans held-for-sale.

The following tables present loans by past due status at March 31, 2013 and December 31, 2012 for non-covered loans held-in-portfolio (net of unearned income).

March 31, 2013
Puerto Rico
	Past due					Non - covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$127	$348	$8,386	$8,861	$105,736	$114,597
Commercial real estate non-owner occupied	4,585	7,487	29,742	41,814	1,624,876	1,666,690
Commercial real estate owner occupied	25,884	2,327	88,386	116,597	1,611,474	1,728,071
Commercial and industrial	37,504	3,032	60,745	101,281	2,589,951	2,691,232
Construction	68	—	45,036	45,104	196,183	241,287
Mortgage	318,537	146,054	992,016	1,456,607	4,279,986	5,736,593
Leasing	7,180	1,600	4,005	12,785	530,787	543,572
Consumer:
Credit cards	13,289	8,081	21,969	43,339	1,111,666	1,155,005
Home equity lines of credit	75	—	405	480	15,735	16,215
Personal	12,471	6,697	17,824	36,992	1,193,506	1,230,498
Auto	26,483	7,444	8,404	42,331	550,160	592,491
Other	1,918	1,121	3,719	6,758	222,567	229,325

Total	$448,121	$184,191	$1,280,637	$1,912,949	$14,032,627	$15,945,576

March 31, 2013
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$17,302	$—	$18,850	$36,152	$883,540	$919,692
Commercial real estate non-owner occupied	12,206	274	74,471	86,951	1,192,900	1,279,851
Commercial real estate owner occupied	22,596	—	31,170	53,766	503,491	557,257
Commercial and industrial	12,488	1,650	9,488	23,626	769,412	793,038
Construction	—	—	5,884	5,884	24,327	30,211
Mortgage	33,838	3,226	27,993	65,057	1,072,260	1,137,317
Legacy	29,209	1,998	35,830	67,037	285,475	352,512
Consumer:
Credit cards	255	127	526	908	13,659	14,567
Home equity lines of credit	4,580	3,195	7,562	15,337	447,236	462,573
Personal	2,990	843	860	4,693	134,475	139,168
Auto	18	—	4	22	612	634
Other	5	—	27	32	1,317	1,349

Total	$135,487	$11,313	$212,665	$359,465	$5,328,704	$5,688,169

March 31, 2013
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$17,429	$348	$27,236	$45,013	$989,276	$1,034,289
Commercial real estate non-owner occupied	16,791	7,761	104,213	128,765	2,817,776	2,946,541
Commercial real estate owner occupied	48,480	2,327	119,556	170,363	2,114,965	2,285,328
Commercial and industrial	49,992	4,682	70,233	124,907	3,359,363	3,484,270
Construction	68	—	50,920	50,988	220,510	271,498
Mortgage	352,375	149,280	1,020,009	1,521,664	5,352,246	6,873,910
Leasing	7,180	1,600	4,005	12,785	530,787	543,572
Legacy	29,209	1,998	35,830	67,037	285,475	352,512
Consumer:
Credit cards	13,544	8,208	22,495	44,247	1,125,325	1,169,572
Home equity lines of credit	4,655	3,195	7,967	15,817	462,971	478,788
Personal	15,461	7,540	18,684	41,685	1,327,981	1,369,666
Auto	26,501	7,444	8,408	42,353	550,772	593,125
Other	1,923	1,121	3,746	6,790	223,884	230,674

Total	$583,608	$195,504	$1,493,302	$2,272,414	$19,361,331	$21,633,745

December 31, 2012
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$1,005	$—	$15,816	$16,821	$98,272	$115,093
Commercial real estate non-owner occupied	10,580	4,454	66,665	81,699	1,268,734	1,350,433
Commercial real estate owner occupied	28,240	13,319	315,534	357,093	1,685,393	2,042,486
Commercial and industrial	27,977	5,922	125,246	159,145	2,629,127	2,788,272
Construction	1,243	—	37,390	38,633	173,634	212,267
Mortgage	241,930	121,175	960,492	1,323,597	3,625,327	4,948,924
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Consumer:
Credit cards	14,521	10,614	22,184	47,319	1,135,753	1,183,072
Home equity lines of credit	124	—	312	436	16,370	16,806
Personal	13,208	7,392	19,323	39,923	1,205,859	1,245,782
Auto	24,128	6,518	8,551	39,197	521,119	560,316
Other	2,120	536	3,505	6,161	222,192	228,353

Total	$371,569	$171,485	$1,579,883	$2,122,937	$13,109,390	$15,232,327

December 31, 2012
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$6,828	$5,067	$18,435	$30,330	$876,357	$906,687
Commercial real estate non-owner occupied	19,032	1,309	78,140	98,481	1,185,518	1,283,999
Commercial real estate owner occupied	9,979	100	31,931	42,010	523,954	565,964
Commercial and industrial	12,885	1,975	14,051	28,911	776,357	805,268
Construction	5,268	—	5,960	11,228	29,362	40,590
Mortgage	29,909	10,267	34,025	74,201	1,055,382	1,129,583
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	305	210	505	1,020	14,121	15,141
Home equity lines of credit	3,937	2,506	7,454	13,897	460,332	474,229
Personal	2,757	1,585	1,905	6,247	136,882	143,129
Auto	38	3	4	45	723	768
Other	41	9	3	53	1,237	1,290

Total	$106,744	$43,143	$233,154	$383,041	$5,367,824	$5,750,865

December 31, 2012
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$7,833	$5,067	$34,251	$47,151	$974,629	$1,021,780
Commercial real estate non-owner occupied	29,612	5,763	144,805	180,180	2,454,252	2,634,432
Commercial real estate owner occupied	38,219	13,419	347,465	399,103	2,209,347	2,608,450
Commercial and industrial	40,862	7,897	139,297	188,056	3,405,484	3,593,540
Construction	6,511	—	43,350	49,861	202,996	252,857
Mortgage	271,839	131,442	994,517	1,397,798	4,680,709	6,078,507
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	14,826	10,824	22,689	48,339	1,149,874	1,198,213
Home equity lines of credit	4,061	2,506	7,766	14,333	476,702	491,035
Personal	15,965	8,977	21,228	46,170	1,342,741	1,388,911
Auto	24,166	6,521	8,555	39,242	521,842	561,084
Other	2,161	545	3,508	6,214	223,429	229,643

Total	$478,313	$214,628	$1,813,037	$2,505,978	$18,477,214	$20,983,192

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at March 31, 2013 and December 31, 2012 by main categories.

(In thousands)	March 31, 2013	December 31, 2012
Commercial	$—	$16,047
Construction	—	78,140
Legacy	1,680	2,080
Mortgage	15,783	53

Total	$17,463	$96,320

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $148 million at March 31, 2013. At March 31, 2013, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarter ended March 31, 2013 were as follows:

Activity in the accretable discount - Non-covered loans ASC 310-30
For the quarter ended
(In thousands)	March 31, 2013
Beginning balance	$—
Additions	37,235
Accretion	(608)

Ending balance	$36,627

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
For the quarter ended
(In thousands)	March 31, 2013
Beginning balance	$—
Additions	133,412
Accretion	608
Collections and charge-offs	(979)

Ending balance	$133,041
Allowance for loan losses ASC 310-30 non-covered loans	—

$133,041

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Commercial real estate	$7,372	$—	$14,628	$—
Commercial and industrial	9,081	200	48,743	504
Construction	5,917	—	8,363	—
Mortgage	1,575	—	2,133	—
Consumer	394	347	543	265

Total[1]	$24,339	$547	$74,410	$769

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at March 31, 2013 and December 31, 2012 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2013
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$18,618	$7,711	$491,897	$518,226	$1,310,394	$1,828,620
Commercial and industrial	2,154	483	17,086	19,723	96,466	116,189
Construction	241	2,704	267,210	270,155	36,395	306,550
Mortgage	26,475	18,867	174,151	219,493	826,071	1,045,564
Consumer	1,676	1,370	6,362	9,408	56,115	65,523

Total covered loans	$49,164	$31,135	$956,706	$1,037,005	$2,325,441	$3,362,446

December 31, 2012
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$81,386	$41,256	$545,241	$667,883	$1,409,528	$2,077,411
Commercial and industrial	3,242	551	59,554	63,347	103,889	167,236
Construction	13	—	296,837	296,850	64,546	361,396
Mortgage	38,307	28,206	182,376	248,889	827,841	1,076,730
Consumer	1,382	1,311	11,094	13,787	59,412	73,199

Total covered loans	$124,330	$71,324	$1,095,102	$1,290,756	$2,465,216	$3,755,972

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	March 31, 2013			December 31, 2012
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,559,803	$167,981	$1,727,784	$1,778,594	$185,386	$1,963,980
Commercial and industrial	48,047	4,279	52,326	55,396	4,379	59,775
Construction	142,251	153,822	296,073	174,054	174,093	348,147
Mortgage	957,693	68,497	1,026,190	988,158	69,654	1,057,812
Consumer	51,150	4,140	55,290	55,762	6,283	62,045

Carrying amount	2,758,944	398,719	3,157,663	3,051,964	439,795	3,491,759
Allowance for loan losses	(52,542)	(39,031)	(91,573)	(48,365)	(47,042)	(95,407)

Carrying amount, net of allowance	$2,706,402	$359,688	$3,066,090	$3,003,599	$392,753	$3,396,352

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $4.4 billion at March 31, 2013 (December 31, 2012 - $4.8 billion). At March 31, 2013, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2013 and 2012, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the quarters ended
	March 31, 2013			March 31, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,446,381	$5,288	$1,451,669	$1,428,764	$41,495	$1,470,259
Accretion	(61,177)	(3,813)	(64,990)	(62,467)	(6,870)	(69,337)
Change in expected cash flows	(12,829)	(1,715)	(14,544)	148,422	(6,825)	141,597

Ending balance	$1,372,375	$(240)	$1,372,135	$1,514,719	$27,800	$1,542,519

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2013			March 31, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,051,964	$439,795	$3,491,759	$3,446,451	$590,020	$4,036,471
Accretion	61,177	3,813	64,990	62,467	6,870	69,337
Collections and charge-offs	(354,197)	(44,889)	(399,086)	(163,607)	(47,296)	(210,903)

Ending balance	$2,758,944	$398,719	$3,157,663	$3,345,311	$549,594	$3,894,905
Allowance for loan losses
ASC 310-30 covered loans	(52,542)	(39,031)	(91,573)	(63,240)	(31,319)	(94,559)

	$2,706,402	$359,688	$3,066,090	$3,282,071	$518,275	$3,800,346

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.2 billion at March 31, 2013 (March 31, 2012 - $0.3 billion).

Note 8 – Allowance for loan losses

The following tables present the changes in the allowance for loan losses for the quarters ended March 31, 2013 and 2012.

For the quarter ended March 31, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision (reversal of provision)	128,877	2,742	28,212	1,985	42,476	204,292
Charge-offs	(32,446)	(1,629)	(17,759)	(1,543)	(27,360)	(80,737)
Recoveries	8,134	1,274	986	559	7,359	18,312
Net write-down related to loans sold	(161,297)	(1,846)	—	—	—	(163,143)

Ending balance	$160,883	$6,403	$130,466	$3,895	$122,374	$424,021

For the quarter ended March 31, 2013
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision (reversal of provision)	6,156	5,792	1,810	—	3,798	17,556
Charge-offs	(10,565)	(9,759)	(2,062)	—	(4,567)	(26,953)
Recoveries	30	314	11	—	3	358

Ending balance	$67,681	$6,293	$20,673	$—	$5,220	$99,867

For the quarter ended March 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404
Provision (reversal of provision)	(3,977)	(531)	3,921	(439)	3,034	2,008
Charge-offs	(12,382)	—	(4,017)	(7,099)	(7,197)	(30,695)
Recoveries	4,279	—	1,227	5,213	1,044	11,763

Ending balance	$67,987	$1,036	$31,479	$30,777	$28,201	$159,480

For the quarter ended March 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	131,056	8,003	33,943	(439)	1,985	49,308	223,856
Charge-offs	(55,393)	(11,388)	(23,838)	(7,099)	(1,543)	(39,124)	(138,385)
Recoveries	12,443	1,588	2,224	5,213	559	8,406	30,433
Net write-down related to loans sold	(161,297)	(1,846)	—	—	—	—	(163,143)

Ending balance	$296,551	$13,732	$182,618	$30,777	$3,895	$155,795	$683,368

For the quarter ended March 31, 2012
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision (reversal of provision)	3,394	450	36,411	470	27,067	67,792
Charge-offs	(47,644)	(280)	(13,491)	(1,217)	(32,238)	(94,870)
Recoveries	10,126	651	1,265	1,063	8,107	21,212

Ending balance	$221,329	$6,671	$96,507	$4,967	$118,062	$447,536

For the quarter ended March 31, 2012
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision (reversal of provision)	(300)	9,556	5,410	—	3,543	18,209
Charge-offs	(4,102)	(264)	(203)	—	(89)	(4,658)
Recoveries	—	—	—	—	—	—

Ending balance	$90,070	$29,727	$10,517	$—	$8,182	$138,496

For the quarter ended March 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	(4,864)	(3)	4,261	12,055	3,273	14,722
Charge-offs	(19,602)	(1,396)	(5,332)	(8,473)	(10,358)	(45,161)
Recoveries	2,737	1,230	104	4,915	1,724	10,710

Ending balance	$92,250	$2,462	$28,972	$54,725	$38,823	$217,232

For the quarter ended March 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	(1,770)	10,003	46,082	12,055	470	33,883	100,723
Charge-offs	(71,348)	(1,940)	(19,026)	(8,473)	(1,217)	(42,685)	(144,689)
Recoveries	12,863	1,881	1,369	4,915	1,063	9,831	31,922

Ending balance	$403,649	$38,860	$135,996	$54,725	$4,967	$165,067	$803,264

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended
(In thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$95,407	$83,477
Provision for loan losses	14,041	11,370
Net charge-offs	(17,875)	(288)

Balance at end of period	$91,573	$94,559

The following tables present information at March 31, 2013 and December 31, 2012 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At March 31, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$21,770	$135	$58,206	$1,662	$24,379	$106,152
General ALLL non-covered loans	139,113	6,268	72,260	2,233	97,995	317,869

ALLL - non-covered loans	160,883	6,403	130,466	3,895	122,374	424,021

Specific ALLL covered loans	1,417	—	—	—	—	1,417
General ALLL covered loans	66,264	6,293	20,673	—	5,220	98,450

ALLL - covered loans	67,681	6,293	20,673	—	5,220	99,867

Total ALLL	$228,564	$12,696	$151,139	$3,895	$127,594	$523,888

Loans held-in-portfolio:
Impaired non-covered loans	$231,986	$43,514	$578,471	$4,358	$109,718	$968,047
Non-covered loans held-in-portfolio excluding impaired loans	5,968,604	197,773	5,158,122	539,214	3,113,816	14,977,529

Non-covered loans held-in-portfolio	6,200,590	241,287	5,736,593	543,572	3,223,534	15,945,576

Impaired covered loans	23,412	—	—	—	—	23,412
Covered loans held-in-portfolio excluding impaired loans	1,921,397	306,550	1,045,564	—	65,523	3,339,034

Covered loans held-in-portfolio	1,944,809	306,550	1,045,564	—	65,523	3,362,446

Total loans held-in-portfolio	$8,145,399	$547,837	$6,782,157	$543,572	$3,289,057	$19,308,022

At March 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$6	$—	$17,491	$—	$93	$17,590
General ALLL	67,981	1,036	13,988	30,777	28,108	141,890

Total ALLL	$67,987	$1,036	$31,479	$30,777	$28,201	$159,480

Loans held-in-portfolio:
Impaired loans	$69,953	$5,884	$53,192	$15,031	$2,676	$146,736
Loans held-in-portfolio,excluding impaired loans	3,479,885	24,327	1,084,125	337,481	615,615	5,541,433

Total loans held-in-portfolio	$3,549,838	$30,211	$1,137,317	$352,512	$618,291	$5,688,169

At March 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$21,776	$135	$75,697	$—	$1,662	$24,472	$123,742
General ALLL non-covered loans	207,094	7,304	86,248	30,777	2,233	126,103	459,759

ALLL - non-covered loans	228,870	7,439	161,945	30,777	3,895	150,575	583,501

Specific ALLL covered loans	1,417	—	—	—	—	—	1,417
General ALLL covered loans	66,264	6,293	20,673	—	—	5,220	98,450

ALLL - covered loans	67,681	6,293	20,673	—	—	5,220	99,867

Total ALLL	$296,551	$13,732	$182,618	$30,777	$3,895	$155,795	$683,368

Loans held-in-portfolio:
Impaired non-covered loans	$301,939	$49,398	$631,663	$15,031	$4,358	$112,394	$1,114,783
Non-covered loans held-in-portfolio excluding impaired loans	9,448,489	222,100	6,242,247	337,481	539,214	3,729,431	20,518,962

Non-covered loans held-in-portfolio	9,750,428	271,498	6,873,910	352,512	543,572	3,841,825	21,633,745

Impaired covered loans	23,412	—	—	—	—	—	23,412
Covered loans held-in-portfolio excluding impaired loans	1,921,397	306,550	1,045,564	—	—	65,523	3,339,034

Covered loans held-in-portfolio	1,944,809	306,550	1,045,564	—	—	65,523	3,362,446

Total loans held-in-portfolio	$11,695,237	$578,048	$7,919,474	$352,512	$543,572	$3,907,348	$24,996,191

At December 31, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,323	$120	$58,572	$1,066	$17,779	$94,860
General ALLL non-covered loans	200,292	5,742	60,455	1,828	82,120	350,437

ALLL - non-covered loans	217,615	5,862	119,027	2,894	99,899	445,297

Specific ALLL covered loans	8,505	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	5,986	100,401

ALLL - covered loans	72,060	9,946	20,914	—	5,986	108,906

Total ALLL	$289,675	$15,808	$139,941	$2,894	$105,885	$554,203

Loans held-in-portfolio:
Impaired non-covered loans	$447,779	$35,849	$557,137	$4,881	$130,663	$1,176,309
Non-covered loans held-in-portfolio excluding impaired loans	5,848,505	176,418	4,391,787	535,642	3,103,666	14,056,018

Non-covered loans held-in-portfolio	6,296,284	212,267	4,948,924	540,523	3,234,329	15,232,327

Impaired covered loans	109,241	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	73,199	3,755,972

Total loans held-in-portfolio	$8,540,931	$573,663	$6,025,654	$540,523	$3,307,528	$18,988,299

At December 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$25	$—	$16,095	$—	$107	$16,227
General ALLL	80,042	1,567	14,253	33,102	31,213	160,177

Total ALLL	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404

Loans held-in-portfolio:
Impaired loans	$79,885	$5,960	$54,093	$18,744	$2,714	$161,396
Loans held-in-portfolio, excluding impaired loans	3,482,033	34,630	1,075,490	365,473	631,843	5,589,469

Total loans held-in-portfolio	$3,561,918	$40,590	$1,129,583	$384,217	$634,557	$5,750,865

At December 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,348	$120	$74,667	$—	$1,066	$17,886	$111,087
General ALLL non-covered loans	280,334	7,309	74,708	33,102	1,828	113,333	510,614

ALLL - non-covered loans	297,682	7,429	149,375	33,102	2,894	131,219	621,701

Specific ALLL covered loans	8,505	—	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	—	5,986	100,401

ALLL - covered loans	72,060	9,946	20,914	—	—	5,986	108,906

Total ALLL	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607

Loans held-in-portfolio:
Impaired non-covered loans	$527,664	$41,809	$611,230	$18,744	$4,881	$133,377	$1,337,705
Non-covered loans held-in-portfolio excluding impaired loans	9,330,538	211,048	5,467,277	365,473	535,642	3,735,509	19,645,487

Non-covered loans held-in-portfolio	9,858,202	252,857	6,078,507	384,217	540,523	3,868,886	20,983,192

Impaired covered loans	109,241	—	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	—	73,199	3,755,972

Total loans held-in-portfolio	$12,102,849	$614,253	$7,155,237	$384,217	$540,523	$3,942,085	$24,739,164

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2013 and December 31, 2012.

March 31, 2013
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$8,503	$8,503	$8,503	$8,503	$—
Commercial real estate non-owner occupied	18,352	21,975	499	23,341	24,126	41,693	46,101	499
Commercial real estate owner occupied	44,210	60,295	6,405	41,445	51,194	85,655	111,489	6,405
Commercial and industrial	48,686	52,961	14,866	47,449	50,030	96,135	102,991	14,866
Construction	5,028	12,193	135	38,486	88,166	43,514	100,359	135
Mortgage	491,679	513,829	58,206	86,792	97,259	578,471	611,088	58,206
Leasing	4,358	4,358	1,662	—	—	4,358	4,358	1,662
Consumer:
Credit cards	24,149	24,149	959	—	—	24,149	24,149	959
Personal	84,708	84,708	23,264	—	—	84,708	84,708	23,264
Auto	861	861	156	—	—	861	861	156
Covered loans	17,163	17,163	1,417	6,249	6,249	23,412	23,412	1,417

Total Puerto Rico	$739,194	$792,492	$107,569	$252,265	$325,527	$991,459	$1,118,019	$107,569

March 31, 2013
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$7,072	$10,542	$7,072	$10,542	$—
Commercial real estate non-owner occupied	402	447	6	40,634	59,679	41,036	60,126	6
Commercial real estate owner occupied	—	—	—	19,846	25,078	19,846	25,078	—
Commercial and industrial	—	—	—	1,999	1,999	1,999	1,999	—
Construction	—	—	—	5,884	5,884	5,884	5,884	—
Mortgage	47,405	51,765	17,491	5,787	6,793	53,192	58,558	17,491
Legacy	—	—	—	15,031	25,526	15,031	25,526	—
Consumer:
HELOCs	200	200	9	—	—	200	200	9
Auto	90	90	1	—	—	90	90	1
Other	2,386	2,386	83	—	—	2,386	2,386	83

Total U.S. mainland	$50,483	$54,888	$17,590	$96,253	$135,501	$146,736	$190,389	$17,590

March 31, 2013
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$15,575	$19,045	$15,575	$19,045	$—
Commercial real estate non-owner occupied	18,754	22,422	505	63,975	83,805	82,729	106,227	505
Commercial real estate owner occupied	44,210	60,295	6,405	61,291	76,272	105,501	136,567	6,405
Commercial and industrial	48,686	52,961	14,866	49,448	52,029	98,134	104,990	14,866
Construction	5,028	12,193	135	44,370	94,050	49,398	106,243	135
Mortgage	539,084	565,594	75,697	92,579	104,052	631,663	669,646	75,697
Legacy	—	—	—	15,031	25,526	15,031	25,526	—
Leasing	4,358	4,358	1,662	—	—	4,358	4,358	1,662
Consumer:
Credit cards	24,149	24,149	959	—	—	24,149	24,149	959
HELOCs	200	200	9	—	—	200	200	9
Personal	84,708	84,708	23,264	—	—	84,708	84,708	23,264
Auto	951	951	157	—	—	951	951	157
Other	2,386	2,386	83	—	—	2,386	2,386	83
Covered loans	17,163	17,163	1,417	6,249	6,249	23,412	23,412	1,417

Total Popular, Inc.	$789,677	$847,380	$125,159	$348,518	$461,028	$1,138,195	$1,308,408	$125,159

December 31, 2012
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$271	$288	$6	$13,080	$19,969	$13,351	$20,257	$6
Commercial real estate non-owner occupied	22,332	25,671	1,354	55,320	63,041	77,652	88,712	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	121,476	167,639	222,161	316,981	12,614
Commercial and industrial	70,216	85,508	3,349	64,399	99,608	134,615	185,116	3,349
Construction	1,865	3,931	120	33,984	70,572	35,849	74,503	120
Mortgage	517,341	539,171	58,572	39,796	42,913	557,137	582,084	58,572
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	772	772	79	—	—	772	772	79
Other	493	493	12	—	—	493	493	12
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Puerto Rico	$913,016	$1,004,217	$103,365	$372,534	$508,221	$1,285,550	$1,512,438	$103,365

December 31, 2012
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,327	$1,479	$25	$6,316	$9,898	$7,643	$11,377	$25
Commercial real estate non-owner occupied	—	—	—	45,815	64,783	45,815	64,783	—
Commercial real estate owner occupied	—	—	—	20,369	22,968	20,369	22,968	—
Commercial and industrial	—	—	—	6,058	8,026	6,058	8,026	—
Construction	—	—	—	5,960	5,960	5,960	5,960	—
Mortgage	45,319	46,484	16,095	8,774	10,328	54,093	56,812	16,095
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Consumer:
HELOCs	201	201	11	—	—	201	201	11
Auto	91	91	2	—	—	91	91	2
Other	2,422	2,422	94	—	—	2,422	2,422	94

Total U.S. mainland	$49,360	$50,677	$16,227	$112,036	$151,935	$161,396	$202,612	$16,227

December 31, 2012
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans - Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$1,598	$1,767	$31	$19,396	$29,867	$20,994	$31,634	$31
Commercial real estate non-owner occupied	22,332	25,671	1,354	101,135	127,824	123,467	153,495	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	141,845	190,607	242,530	339,949	12,614
Commercial and industrial	70,216	85,508	3,349	70,457	107,634	140,673	193,142	3,349
Construction	1,865	3,931	120	39,944	76,532	41,809	80,463	120
Mortgage	562,660	585,655	74,667	48,570	53,241	611,230	638,896	74,667
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
HELOCs	201	201	11	—	—	201	201	11
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	863	863	81	—	—	863	863	81
Other	2,915	2,915	106	—	—	2,915	2,915	106
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Popular, Inc.	$962,376	$1,054,894	$119,592	$484,570	$660,156	$1,446,946	$1,715,050	$119,592

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2013 and 2012.

For the quarter ended March 31, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$10,927	$64	$7,358	$39	$18,285	$103
Commercial real estate non-owner occupied	59,673	400	43,426	35	103,099	435
Commercial real estate owner occupied	153,908	528	20,108	26	174,016	554
Commercial and industrial	115,375	584	4,029	15	119,404	599
Construction	39,682	391	5,922	—	45,604	391
Mortgage	567,804	7,734	53,643	502	621,447	8,236
Legacy	—	—	16,888	—	16,888	—
Leasing	4,620	—	—	—	4,620	—
Consumer:
Credit cards	33,332	—	—	—	33,332	—
Helocs	—	—	201	—	201	—
Personal	85,796	—	—	—	85,796	—
Auto	817	—	91	—	908	—
Other	247	—	2,404	—	2,651	—
Covered loans	66,327	59	—	—	66,327	59

Total Popular, Inc.	$1,138,508	$9,760	$154,070	$617	$1,292,578	$10,377

For the quarter ended March 31, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$15,721	$—	$10,187	$90	$25,908	$90
Commercial real estate non-owner occupied	56,977	181	63,881	487	120,858	668
Commercial real estate owner occupied	201,750	576	44,604	—	246,354	576
Commercial and industrial	128,146	483	32,976	37	161,122	520
Construction	50,385	16	27,545	—	77,930	16
Mortgage	365,100	5,573	51,717	482	416,817	6,055
Legacy	—	—	48,311	46	48,311	46
Leasing	5,758	—	—	—	5,758	—
Consumer:
Credit cards	38,959	—	—	—	38,959	—
Personal	92,901	—	—	—	92,901	—
Auto	—	—	46	—	46	—
Other	4,803	—	2,444	—	7,247	—
Covered loans	81,327	—	—	—	81,327	—

Total Popular, Inc.	$1,041,827	$6,829	$281,711	$1,142	$1,323,538	$7,971

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $1.0 billion at March 31, 2013 (December 31, 2012 - $1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted to $127 thousand related to the construction loan portfolio and $3 million related to the commercial loan portfolio at March 31, 2013 (December 31, 2012 - $120 thousand and $4 million, respectively).

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

Home equity loans modifications are made infrequently and are not offered if the Corporation also holds the first mortgage. Home equity loans modifications are uniquely designed to meet the specific needs of each borrower. Automobile loans modified in a TDR are primarily comprised of loans where the Corporation has lowered monthly payments by extending the term. Credit cards modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally up to 24 months.

As part of its NPL reduction strategy and in order to expedite the resolution of delinquent construction and commercial loans, commencing in 2012, the Corporation routinely enters into liquidation agreements with borrowers and guarantors through the regular legal process, bankruptcy procedures and in certain occasions, out of Court transactions. These liquidation agreements, in general, contemplate the following conditions: (1) consent to judgment by the borrowers and guarantors; (2) acknowledgement by the borrower of the debt, its liquidity and maturity; (3) acknowledgment of the default in payments. The contractual interest rate is not reduced and continues to accrue during the term of the agreement. At the end of the period, borrower is obligated to remit all amounts due or be subject to the Corporation’s exercise of its foreclosure rights and further collection efforts. Likewise, the borrower’s failure to make stipulated payments will grant the Corporation the ability to exercise its foreclosure rights. This strategy procures to expedite the foreclosure process, resulting in a more effective and efficient collection process. Although in general, these liquidation agreements do not contemplate the forgiveness of principal or interest as debtor is required to cover all outstanding amounts when the agreement becomes due, it could be construed that the Corporation has granted a concession by temporarily accepting a payment schedule that is different from the contractual payment schedule. Accordingly, loans under these program agreements are considered TDRs.

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

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended March 31, 2013 and 2012.

Puerto Rico
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—
Commercial real estate owner occupied	1	1	—	—
Commercial and industrial	2	2	—	—
Mortgage	4	13	130	6
Leasing	—	10	8	—
Consumer:
Credit cards	288	—	—	236
Personal	232	8	—	—
Other	19	—	—	—

Total	546	35	138	242

U.S. mainland
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	2	—	—
Commercial real estate owner occupied	—	—	1	—
Mortgage	—	—	3	—

Total	—	2	4	—

Popular, Inc.
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—
Commercial real estate owner occupied	1	1	1	—
Commercial and industrial	2	2	—	—
Mortgage	4	13	133	6
Leasing	—	10	8	—
Consumer:
Credit cards	288	—	—	236
Personal	232	8	—	—
Other	19	—	—	—

Total	546	37	142	242

Puerto Rico
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	3	—	—
Commercial real estate owner occupied	2	8	—	—
Commercial and industrial	17	31	—	—
Construction	1	1	—	—
Mortgage	36	41	335	45
Leasing	—	28	—	—
Consumer:
Credit cards	547	—	—	340
Personal	388	9	—	—
Auto	—	—	2	—
Other	11	—	—	—

Total	1,003	121	337	385

U.S. mainland
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	1
Construction	—	—	—	1
Mortgage	2	—	25	—
Legacy	—	—	—	2

Total	2	—	25	4

Popular, Inc.
For the quarter ended March 31, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	3	—	1
Commercial real estate owner occupied	2	8	—	—
Commercial and industrial	17	31	—	—
Construction	1	1	—	1
Mortgage	38	41	360	45
Legacy	—	—	—	2
Leasing	—	28	—	—
Consumer:
Credit cards	547	—	—	340
Personal	388	9	—	—
Auto	—	—	2	—
Other	11	—	—	—

Total	1,005	121	362	389

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2013 and 2012.

Puerto Rico
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,248	$741	$(10)
Commercial real estate owner occupied	2	4,566	4,586	(340)
Commercial and industrial	4	160	161	(1)
Mortgage	153	24,898	26,789	3,427
Leasing	18	327	315	103
Consumer:
Credit cards	524	4,265	5,146	37
Personal	240	3,832	3,846	993
Other	19	49	48	—

Total	961	$39,345	$41,632	$4,209

U.S. Mainland
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,594	$1,559	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	3	226	228	23

Total	6	$2,201	$2,074	$11

Popular, Inc.
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$2,842	$2,300	$(12)
Commercial real estate owner occupied	3	4,947	4,873	(350)
Commercial and industrial	4	160	161	(1)
Mortgage	156	25,124	27,017	3,450
Leasing	18	327	315	103
Consumer:
Credit cards	524	4,265	5,146	37
Personal	240	3,832	3,846	993
Other	19	49	48	—

Total	967	$41,546	$43,706	$4,220

Puerto Rico
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$878	$878	$(38)
Commercial real estate owner occupied	10	3,212	3,212	(37)
Commercial and industrial	48	6,373	6,373	21
Construction	2	1,097	1,097	52
Mortgage	457	61,916	62,510	4,644
Leasing	28	510	486	50
Consumer:
Credit cards	887	7,225	8,366	40
Personal	397	4,782	4,788	720
Auto	2	45	24	(1)
Other	11	41	41	—

Total	1,846	$86,079	$87,775	$5,451

U.S. Mainland
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$3,545	$3,545	$—
Construction	1	1,573	1,573	—
Mortgage	27	3,021	3,111	478
Legacy	2	951	951	—

Total	31	$9,090	$9,180	$478

Popular, Inc.
For the quarter ended March 31, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,423	$4,423	$(38)
Commercial real estate owner occupied	10	3,212	3,212	(37)
Commercial and industrial	48	6,373	6,373	21
Construction	3	2,670	2,670	52
Mortgage	484	64,937	65,621	5,122
Legacy	2	951	951	—
Leasing	28	510	486	50
Consumer:
Credit cards	887	7,225	8,366	40
Personal	397	4,782	4,788	720
Auto	2	45	24	(1)
Other	11	41	41	—

Total	1,877	$95,169	$96,955	$5,929

One loan comprising a recorded investment of approximately $1.2 million was restructured into multiple notes (“Note A / B split”) during the quarter ended March 31, 2013. The Corporation recorded approximately $0.5 million in loan charge-offs as part of the loan restructuring. The renegotiations of this loan were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $0.7 million at March 31, 2013 with a related allowance for loan losses amounting to approximately $21 thousand.

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2013 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial and industrial	1	$932
Mortgage	63	8,871
Leasing	7	44
Consumer:
Credit cards	131	1,120
Personal	41	577

Total [1]	243	$11,544

[1]	Excludes loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

U.S. mainland
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,139

Total	1	$1,139

Popular, Inc.
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,139
Commercial and industrial	1	932
Mortgage	63	8,871
Leasing	7	44
Consumer:
Credit cards	131	1,120
Personal	41	577

Total	244	$12,683

Puerto Rico
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,770
Commercial real estate owner occupied	7	1,746
Commercial and industrial	7	1,070
Mortgage	159	23,088
Leasing	9	369
Consumer:
Credit cards	240	2,046
Personal	96	739
Other	1	1

Total	520	$30,829

U.S. mainland
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,935
Mortgage	3	413

Total	4	$2,348

Popular, Inc.
Defaulted during the quarter ended March 31, 2012
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$3,705
Commercial real estate owner occupied	7	1,746
Commercial and industrial	7	1,070
Mortgage	162	23,501
Leasing	9	369
Consumer:
Credit cards	240	2,046
Personal	96	739
Other	1	1

Total	524	$33,177

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2013 and December 31, 2012.

March 31, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,565	$144	$9,302	$—	$—	$11,011	$103,586	$114,597
Commercial real estate non-owner occupied	107,148	133,658	404,352	—	—	645,158	1,021,532	1,666,690
Commercial real estate owner occupied	195,629	116,309	413,218	1,239	—	726,395	1,001,676	1,728,071
Commercial and industrial	440,078	187,972	328,605	4,281	634	961,570	1,729,662	2,691,232

Total Commercial	744,420	438,083	1,155,477	5,520	634	2,344,134	3,856,456	6,200,590
Construction	1,091	33,915	40,034	10,416	—	85,456	155,831	241,287
Mortgage	—	—	572,359	—	—	572,359	5,164,234	5,736,593
Leasing	—	—	2,477	—	1,528	4,005	539,567	543,572
Consumer:
Credit cards	—	—	22,930	—	—	22,930	1,132,075	1,155,005
Home equity lines of credit	—	—	1,184	—	2,875	4,059	12,156	16,215
Personal	—	—	7,847	—	161	8,008	1,222,490	1,230,498
Auto	—	—	8,404	—	—	8,404	584,087	592,491
Other	—	—	3,162	—	—	3,162	226,163	229,325

Total Consumer	—	—	43,527	—	3,036	46,563	3,176,971	3,223,534

Total Puerto Rico	$745,511	$471,998	$1,813,874	$15,936	$5,198	$3,052,517	$12,893,059	$15,945,576

U.S. mainland
Commercial multi-family	$79,121	$27,807	$63,194	$—	$—	$170,122	$749,570	$919,692
Commercial real estate non-owner occupied	123,885	31,089	190,414	—	—	345,388	934,463	1,279,851
Commercial real estate owner occupied	14,864	8,699	107,535	—	—	131,098	426,159	557,257
Commercial and industrial	25,310	7,654	58,968	—	—	91,932	701,106	793,038

Total Commercial	243,180	75,249	420,111	—	—	738,540	2,811,298	3,549,838
Construction	—	—	21,106	—	—	21,106	9,105	30,211
Mortgage	—	—	28,046	—	—	28,046	1,109,271	1,137,317
Legacy	21,226	12,551	103,026	—	—	136,803	215,709	352,512
Consumer:
Credit cards	—	—	505	—	21	526	14,041	14,567
Home equity lines of credit	—	—	3,177	—	4,385	7,562	455,011	462,573
Personal	—	—	110	—	575	685	138,483	139,168
Auto	—	—	—	—	4	4	630	634
Other	—	—	27	—	—	27	1,322	1,349

Total Consumer	—	—	3,819	—	4,985	8,804	609,487	618,291

Total U.S. mainland	$264,406	$87,800	$576,108	$—	$4,985	$933,299	$4,754,870	$5,688,169

Popular, Inc.
Commercial multi-family	$80,686	$27,951	$72,496	$—	$—	$181,133	$853,156	$1,034,289
Commercial real estate non-owner occupied	231,033	164,747	594,766	—	—	990,546	1,955,995	2,946,541
Commercial real estate owner occupied	210,493	125,008	520,753	1,239	—	857,493	1,427,835	2,285,328
Commercial and industrial	465,388	195,626	387,573	4,281	634	1,053,502	2,430,768	3,484,270

Total Commercial	987,600	513,332	1,575,588	5,520	634	3,082,674	6,667,754	9,750,428
Construction	1,091	33,915	61,140	10,416	—	106,562	164,936	271,498
Mortgage	—	—	600,405	—	—	600,405	6,273,505	6,873,910
Legacy	21,226	12,551	103,026	—	—	136,803	215,709	352,512
Leasing	—	—	2,477	—	1,528	4,005	539,567	543,572
Consumer:
Credit cards	—	—	23,435	—	21	23,456	1,146,116	1,169,572
Home equity lines of credit	—	—	4,361	—	7,260	11,621	467,167	478,788
Personal	—	—	7,957	—	736	8,693	1,360,973	1,369,666
Auto	—	—	8,404	—	4	8,408	584,717	593,125
Other	—	—	3,189	—	—	3,189	227,485	230,674

Total Consumer	—	—	47,346	—	8,021	55,367	3,786,458	3,841,825

Total Popular, Inc.	$1,009,917	$559,798	$2,389,982	$15,936	$10,183	$3,985,816	$17,647,929	$21,633,745

The following table presents the weighted average obligor risk rating at March 31, 2013 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial multi-family	11.90	5.57
Commercial real estate non-owner occupied	11.08	6.56
Commercial real estate owner occupied	11.25	6.93
Commercial and industrial	11.22	6.66

Total Commercial	11.19	6.69

Construction	11.94	7.85

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.30	7.11
Commercial real estate non-owner occupied	11.39	7.01
Commercial real estate owner occupied	11.29	6.72
Commercial and industrial	11.15	6.71

Total Commercial	11.32	6.69

Construction	11.28	7.91

Legacy	11.28	7.51

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2012
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$978	$255	$16,736	$—	$—	$17,969	$97,124	$115,093
Commercial real estate non-owner occupied	120,608	156,853	252,068	—	—	529,529	820,904	1,350,433
Commercial real estate owner occupied	195,876	140,788	647,458	1,242	—	985,364	1,057,122	2,042,486
Commercial and industrial	438,758	201,660	410,026	4,162	682	1,055,288	1,732,984	2,788,272

Total Commercial	756,220	499,556	1,326,288	5,404	682	2,588,150	3,708,134	6,296,284
Construction	645	31,789	41,278	—	—	73,712	138,555	212,267
Mortgage	—	—	569,334	—	—	569,334	4,379,590	4,948,924
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	22,965	—	—	22,965	1,160,107	1,183,072
Home equity lines of credit	—	—	1,333	—	3,269	4,602	12,204	16,806
Personal	—	—	8,203	—	77	8,280	1,237,502	1,245,782
Auto	—	—	8,551	—	—	8,551	551,765	560,316
Other	—	—	3,036	—	—	3,036	225,317	228,353

Total Consumer	—	—	44,088	—	3,346	47,434	3,186,895	3,234,329

Total Puerto Rico	$756,865	$531,345	$1,985,730	$5,404	$4,151	$3,283,495	$11,948,832	$15,232,327

U.S. mainland
Commercial multi-family	$78,490	$22,050	$71,658	$—	$—	$172,198	$734,489	$906,687
Commercial real estate non-owner occupied	108,806	55,911	204,532	—	—	369,249	914,750	1,283,999
Commercial real estate owner occupied	22,423	6,747	113,161	—	—	142,331	423,633	565,964
Commercial and industrial	24,489	8,889	65,562	—	—	98,940	706,328	805,268

Total Commercial	234,208	93,597	454,913	—	—	782,718	2,779,200	3,561,918
Construction	5,268	—	21,182	—	—	26,450	14,140	40,590
Mortgage	—	—	34,077	—	—	34,077	1,095,506	1,129,583
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Consumer:
Credit cards	—	—	505	—	—	505	14,636	15,141
Home equity lines of credit	—	—	3,150	—	4,304	7,454	466,775	474,229
Personal	—	—	785	—	941	1,726	141,403	143,129
Auto	—	—	—	—	4	4	764	768
Other	—	—	3	—	—	3	1,287	1,290

Total Consumer	—	—	4,443	—	5,249	9,692	624,865	634,557

Total U.S. mainland	$265,652	$108,822	$624,085	$—	$5,249	$1,003,808	$4,747,057	$5,750,865

Popular, Inc.
Commercial multi-family	$79,468	$22,305	$88,394	$—	$—	$190,167	$831,613	$1,021,780
Commercial real estate non-owner occupied	229,414	212,764	456,600	—	—	898,778	1,735,654	2,634,432
Commercial real estate owner occupied	218,299	147,535	760,619	1,242	—	1,127,695	1,480,755	2,608,450
Commercial and industrial	463,247	210,549	475,588	4,162	682	1,154,228	2,439,312	3,593,540

Total Commercial	990,428	593,153	1,781,201	5,404	682	3,370,868	6,487,334	9,858,202
Construction	5,913	31,789	62,460	—	—	100,162	152,695	252,857
Mortgage	—	—	603,411	—	—	603,411	5,475,096	6,078,507
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	23,470	—	—	23,470	1,174,743	1,198,213
Home equity lines of credit	—	—	4,483	—	7,573	12,056	478,979	491,035
Personal	—	—	8,988	—	1,018	10,006	1,378,905	1,388,911
Auto	—	—	8,551	—	4	8,555	552,529	561,084
Other	—	—	3,039	—	—	3,039	226,604	229,643

Total Consumer	—	—	48,531	—	8,595	57,126	3,811,760	3,868,886

Total Popular, Inc.	$1,022,517	$640,167	$2,609,815	$5,404	$9,400	$4,287,303	$16,695,889	$20,983,192

The following table presents the weighted average obligor risk rating at December 31, 2012 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12) Substandard	(Scales 1 through 8) Pass
Puerto Rico:[1]
Commercial multi-family	11.94	5.68
Commercial real estate non-owner occupied	11.28	6.98
Commercial real estate owner occupied	11.51	6.93
Commercial and industrial	11.35	6.69

Total Commercial	11.42	6.81

Construction	11.99	7.86

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.26	7.12
Commercial real estate non-owner occupied	11.38	7.04
Commercial real estate owner occupied	11.28	6.64
Commercial and industrial	11.19	6.73

Total Commercial	11.31	6.81

Construction	11.28	7.21

Legacy	11.30	7.48

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 9 – FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss share agreements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring in April 2020. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring in April 2015 and BPPR reimbursement to the FDIC for eight years expiring in April 2018, in each case, on the same terms and conditions as described above.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2013	2012
Balance at beginning of year	$1,399,098	$1,915,128
(Amortization) accretion of loss share indemnification asset, net	(40,204)	(29,375)
Credit impairment losses to be covered under loss sharing agreements	14,045	13,422
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(193)	(248)
Reimbursable expenses	7,783	2,267
Net payments to (from) FDIC under loss sharing agreements	107	(20,896)
Other adjustments attributable to FDIC loss sharing agreements	(44)	59

Balance at end of period	$1,380,592	$1,880,357

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2013 and December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
Carrying amount (fair value)	$118,294	$111,519
Undiscounted amount	$181,512	$178,522

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

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2013 and 2012 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2013 the Corporation recorded a net gain of $17.7 million (March 31, 2012 - $13.7 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2013 and 2012.

	Proceeds Obtained During the Quarter Ended March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	—	$285,252	—	$285,252
Mortgage-backed securities - FNMA	—	128,142	—	128,142

Total trading account securities	—	$413,394	—	$413,394

Mortgage servicing rights	—	—	$4,743	$4,743

Total	—	$413,394	$4,743	$418,137

	Proceeds Obtained During the Quarter Ended March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	—	$190,178	—	$190,178
Mortgage-backed securities - FNMA	—	59,535	—	59,535

Total trading account securities	—	$249,713	—	$249,713

Mortgage servicing rights	—	—	$3,233	$3,233

Total	—	$249,713	$3,233	$252,946

During the quarter ended March 31, 2013, the Corporation retained servicing rights on whole loan sales involving approximately $36 million in principal balance outstanding (March 31, 2012 - $53 million), with realized gains of approximately $1.5 million (March 31, 2012 - gains of $1.9 million). All loan sales performed during the quarters ended March 31, 2013 and 2012 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarter ended March 31, 2013 and 2012.

Residential MSRs
(In thousands)	March 31, 2013	March 31, 2012
Fair value at beginning of period	$154,430	$151,323
Purchases	45	474
Servicing from securitizations or asset transfers	5,102	3,757
Changes due to payments on loans[1]	(6,064)	(4,161)
Reduction due to loan repurchases	(995)	(810)
Changes in fair value due to changes in valuation model inputs or assumptions	1,444	5,755
Other disposals	(13)	(7)

Fair value at end of period	$153,949	$156,331

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $16.6 billion at March 31, 2013 (December 31, 2012 - $16.7 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2013 amounted to $11.2 million (March 31, 2012 - $12.1 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2013, those weighted average mortgage servicing fees were 0.27% (March 31, 2012 – 0.28%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter ended
	March 31, 2013	March 31, 2012
Prepayment speed	8.2%	5.6%

Weighted average life	12.2 years	17.8 years

Discount rate (annual rate)	11.1%	11.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	March 31, 2013		December 31, 2012
Fair value of servicing rights	$103,919		$102,727
Weighted average life	10.6	years	10.2	years
Weighted average prepayment speed (annual rate)	9.4%		9.8%
Impact on fair value of 10% adverse change	$(3,430)		$(3,226)
Impact on fair value of 20% adverse change	$(7,166)		$(7,018)
Weighted average discount rate (annual rate)	12.3%		12.3%
Impact on fair value of 10% adverse change	$(3,855)		$(3,518)
Impact on fair value of 20% adverse change	$(7,905)		$(7,505)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	March 31, 2013		December 31, 2012
Fair value of servicing rights	$50,030		$51,703
Weighted average life	10.9	years	11.0	years
Weighted average prepayment speed (annual rate)	9.2%		9.1%
Impact on fair value of 10% adverse change	$(2,275)		$(2,350)
Impact on fair value of 20% adverse change	$(3,915)		$(4,024)
Weighted average discount rate (annual rate)	11.4%		11.4%
Impact on fair value of 10% adverse change	$(2,408)		$(2,516)
Impact on fair value of 20% adverse change	$(4,146)		$(4,317)

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

At March 31, 2013, the Corporation serviced $2.8 billion (December 31, 2012 - $2.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2013, the Corporation had recorded $58 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2012 - $56 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2013, the Corporation repurchased approximately $55 million (December 31, 2012 - $255 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2013	December 31, 2012
Net deferred tax assets (net of valuation allowance)	$607,799	$541,499
Investments under the equity method	276,756	246,776
Bank-owned life insurance program	230,419	233,475
Prepaid FDIC insurance assessment	24,982	27,533
Prepaid taxes	84,740	88,360
Other prepaid expenses	63,145	60,626
Derivative assets	40,111	41,925
Trades receivables from brokers and counterparties	144,171	137,542
Others	179,111	191,842

Total other assets	$1,651,234	$1,569,578

Note 12 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 and 2012, allocated by reportable segments, were as follows (refer to Note 32 for the definition of the Corporation’s reportable segments):

2013
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2013	acquisition	adjustments	Other	March 31, 2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

2012
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2012	acquisition	adjustments	Other	March 31, 2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$—	$245,833
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$—	$647,911

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2013
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	March 31,	Accumulated	March 31,
	2013	impairment	2013	2013	impairment	2013
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

December 31, 2012
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2012	impairment	2012	2012	impairment	2012
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,168	$164,411	$647,757

At March 31, 2013 and December 31, 2012, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2013
Core deposits	$77,885	$45,654	$32,231
Other customer relationships	16,835	3,405	13,430
Other intangibles	135	82	53

Total other intangible assets	$94,855	$49,141	$45,714

December 31, 2012
Core deposits	$77,885	$43,627	$34,258
Other customer relationships	16,835	2,974	13,861
Other intangibles	135	73	62

Total other intangible assets	$94,855	$46,674	$48,181

There were no core deposits or any customer relationships intangibles that became fully amortized during the quarter ended March 31, 2013.

During the quarter ended March 31, 2013, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2012 - $ 2.6 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2013	$7,403
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050
Year 2018	3,970

Note 13 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2013	December 31, 2012
Savings accounts	$6,780,585	$6,694,014
NOW, money market and other interest bearing demand deposits	5,727,473	5,601,261

Total savings, NOW, money market and other interest bearing demand deposits	12,508,058	12,295,275

Certificates of deposit:
Under $100,000	5,736,995	5,666,973
$100,000 and over	3,154,463	3,243,736

Total certificates of deposit	8,891,458	8,910,709

Total interest bearing deposits	$21,399,516	$21,205,984

A summary of certificates of deposit by maturity at March 31, 2013 follows:

(In thousands)
2013	$5,043,608
2014	1,515,972
2015	1,057,418
2016	544,304
2017	486,093
2018 and thereafter	244,063

Total certificates of deposit	$8,891,458

At March 31, 2013, the Corporation had brokered deposits amounting to $ 3.0 billion (December 31, 2012 - $ 2.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $22 million at March 31, 2013 (December 31, 2012 - $17 million).

Note 14 – Borrowings

Assets sold under agreements to repurchase as of the end of the periods presented were as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Assets sold under agreements to repurchase	$2,265,675	$2,016,752

The repurchase agreements outstanding at March 31, 2013 were collateralized by $ 1.9 billion (December 31, 2012 - $ 1.6 billion) in investment securities available-for-sale, $ 259 million (December 31, 2012 - $ 272 million) in trading securities and $ 139 million (December 31, 2012 - $ 133 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 238 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2012 - $ 227 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

	March 31,	December 31,
(In thousands)	2013	2012
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.38% to 0.43%	$950,000	$635,000
Others	1,200	1,200

Total other short-term borrowings	$951,200	$636,200

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2012.

Notes payable as of the end of the periods reported consisted of:

	March 31,	December 31,
(In thousands)	2013	2012
Advances with the FHLB with maturities ranging from 2013 through 2021 paying interest at monthly fixed rates ranging from 0.63% to 4.50%	$547,372	$577,490
Term notes with maturities ranging from 2014 to 2016 paying interest semiannually at fixed rates ranging from 7.47% to 7.86%	233,639	236,620
Term notes with maturities ranging from 2013 to 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate[1]	25	133
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 16)	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $428,401 at March 31, 2013 and $436,530 at December 31, 2012), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 16)[2]	507,599	499,470
Others	24,034	24,208

Total notes payable	$1,752,469	$1,777,721

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the long-term borrowings outstanding at December 31, 2012.

[1]	The 10-year U.S. Treasury note key index rate at March 31, 2013 and December 31, 2012 was 1.85% and 1.76%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at March 31, 2013 and December 31, 2012.

A breakdown of borrowings by contractual maturities at March 31, 2013 is included in the table below.

	Assets sold under
	agreements	Short-term
(In thousands)	to repurchase	borrowings	Notes payable	Total
Year
2013	$1,523,478	$951,200	$50,554	$2,525,232
2014	—	—	189,445	189,445
2015	174,135	—	41,109	215,244
2016	453,062	—	311,507	764,569
2017	115,000	—	69,034	184,034
Later years	—	—	583,221	583,221
No stated maturity	—	—	936,000	936,000

Subtotal	2,265,675	951,200	2,180,870	5,397,745
Less: Discount	—	—	428,401	428,401

Total borrowings	$2,265,675	$951,200	$1,752,469	$4,969,344

Note 15 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2013 and December 31, 2012.

As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$40,142	$—	$40,142	$442	$1,248	$412	$38,040
Reverse repurchase agreements	226,139	—	226,139	960	225,179	—	—

Total	$266,281	$—	$266,281	$1,402	$226,427	$412	$38,040

As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$37,936	$—	$37,936	$442	$25,071	$—	$12,423
Repurchase agreements	2,265,675	—	2,265,675	960	2,264,715	—	—

Total	$2,303,611	$—	$2,303,611	$1,402	$2,289,786	$—	$12,423

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$41,935	$—	$41,935	$649	$1,770	$—	$39,516
Reverse repurchase agreements	213,462	—	213,462	1,041	212,421	—	—

Total	$255,397	$—	$255,397	$1,690	$214,191	$—	$39,516

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$42,585	$—	$42,585	$649	$30,390	$—	$11,546
Repurchase agreements	2,016,752	—	2,016,752	1,041	2,015,711	—	—

Total	$2,059,337	$—	$2,059,337	$1,690	$2,046,101	$—	$11,546

The Corporation’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, the Corporation’s Repurchase Agreements and Reverse Repurchase Agreements have a right of set-off with the respective counterparty under the supplemental terms of the Master Repurchase Agreements. In an event of default each party has a right of set-off against the other party for amounts owed in the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them.

Note 16 – Trust preferred securities

At March 31, 2013 and December 31, 2012, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at March 31, 2013 and December 31, 2012.

(Dollars in thousands)
			Popular
	BanPonce	Popular	North America	Popular	Popular
Issuer	Trust I	Capital Trust I	Capital Trust I	Capital Trust Il	Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 508 million at March 31, 2013 ($ 936 million aggregate liquidation amount, net of $ 428 million discount) and $ 499 million at December 31, 2012 ($ 936 million aggregate liquidation amount, net of $ 437 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). As of March 31, 2013 and December 31, 2012, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations.

Section 171 of the Dodd-Frank Act, enacted in July 2010, included a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Although the federal banking supervisors issued a joint notice of proposed rulemaking in June 2012 that contained a phase-out schedule for non-qualifying capital instruments pursuant to Section 171, a final rule has not been adopted. At March 31, 2013, the Corporation had $ 427 million in trust preferred securities (capital securities) that would be subject to the phase-out provision when adopted. Applying the phase-out schedule as proposed in the June 2012 joint notice of proposed rulemaking, the Corporation would phase out $107 million of trust preferred securities in 2013. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, are exempt from the phase-out provision under the proposed guidance.

Note 17 – Stockholders’ equity

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

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $432 million at March 31, 2013 (December 31, 2012 - $432 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2013 and March 31, 2012.

Note 18 – Other comprehensive loss

The following table presents accumulated other comprehensive loss by component at March 31, 2013 and December 31, 2012.

	At March 31,	At December 31,
(In thousands)	2013	2012
Foreign currency translation adjustment	$(30,553)	$(31,277)

Adjustment of pension and postretirement benefit plans	(342,137)	(348,306)
Tax effect	120,609	122,460

Net of tax amount	(221,528)	(225,846)

Unrealized holding gains on investments	144,014	172,969
Tax effect	(13,452)	(18,401)

Net of tax amount	130,562	154,568

Unrealized net losses on cash flow hedges	(698)	(447)
Tax effect	209	134

Net of tax amount	(489)	(313)

Accumulated other comprehensive loss	$(122,008)	$(102,868)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2013 and 2012.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2013	2012
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(6,169)	$(6,289)
Amortization of prior service cost	Personnel costs	—	50

	Total before tax	(6,169)	(6,239)

	Income tax benefit	1,851	1,725

	Total net of tax	$(4,318)	$(4,514)

Unrealized net losses on cash flow hedges
Forward contracts	Trading account profit (loss)	$152	$(2,316)

	Total before tax	152	(2,316)

	Income tax (expense) benefit	(45)	696

	Total net of tax	$107	$(1,620)

	Total reclassification adjustments, net of tax	$(4,211)	$(6,134)

Note 19 – Guarantees

At March 31, 2013, the Corporation recorded a liability of $1.1 million (December 31, 2012 - $0.6 million and March 31, 2012 - $1.0 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2013, the Corporation serviced $ 2.8 billion (December 31, 2012 - $ 2.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2013, the Corporation repurchased approximately $ 30 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2012 - $ 50 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2013, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 48 million (December 31, 2012 - $ 52 million; March 31, 2012 - $ 56 million).

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2013 and 2012.

(In thousands)	2013	2012
Balance as of beginning of period	$51,673	$58,659
Additions for new sales	—	—
Provision for recourse liability	4,097	4,232
Net charge-offs / terminations	(7,787)	(6,776)

Balance as of end of period	$47,983	$56,115

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans approximated $ 2.0 million in unpaid principal balance with losses amounting to $ 0.4 million during the three-month period ended March 31, 2013 (March 31, 2012 - $ 0.4 million and $ 0.1 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

Also, during the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At March 31, 2013, the related representation and warranty reserve amounted to $ 6.9 million, and the related serviced portfolio approximated $2.7 billion (December 31, 2012 - $ 7.6 million and $2.9 billion, respectively).

The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2013 and 2012.

(In thousands)	2013	2012
Balance as of beginning of period	$7,587	$8,522
Additions for new sales	10,700	—
(Reversal) provision for representation and warranties	(290)	297
Net charge-offs / terminations	(394)	(257)

Balance as of end of period	$17,603	$8,562

In addition, at March 31, 2013, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 9 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2012 - $ 8 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters ended March 31, 2013 and 2012.

(In thousands)	2013	2012
Balance as of beginning of period	$7,740	$10,625
Additions for new sales	—	—
Provision for representation and warranties	1,265	—
Net charge-offs / terminations	(153)	—
Other - settlements paid	—	—

Balance as of end of period	$8,852	$10,625

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2013, the Corporation serviced $ 16.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2012 - $ 16.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $33 million (December 31, 2012 - $19 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.5 billion at March 31, 2013 (December 31, 2012 - $ 0.5 billion). In addition, at March 31, 2013 and December 31, 2012, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 16 to the consolidated financial statements for further information on the trust preferred securities.

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit:
Credit card lines	$4,356,067	$4,379,071
Commercial lines of credit	2,513,647	2,044,382
Other unused credit commitments	351,849	351,537
Commercial letters of credit	20,500	20,634
Standby letters of credit	134,829	127,519
Commitments to originate mortgage loans	66,344	41,187

At March 31, 2013, the Corporation maintained a reserve of approximately $4 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2012 - $5 million).

Other commitments

At March 31, 2013, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2012 - $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 32 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $14.6 billion, or 67% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at March 31, 2013, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2012 - $13.3 billion, or 64%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At March 31, 2013, the Corporation had approximately $0.9 billion of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit (December 31, 2012 - $0.8 billion and $75 million, respectively). Of the total credit facilities granted, $596 million was outstanding at March 31, 2013, of which none were uncommitted lines of credit (December 31, 2012 - $681 billion and $61 million respectively). As part of its investment securities portfolio, the Corporation had $210 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations (December 31, 2012 - $217 million).

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $294 million at March 31, 2013 that are guaranteed by the Puerto Rico Housing Authority (December 31, 2012 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover any shortfall in collateral in the event of a borrower default.

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $118 million at March 31, 2013 (December 31, 2012 - $112 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $13.9 million as of March 31, 2013. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Ongoing Class Action Litigation

I. Banco Popular is currently a defendant in two class action lawsuit arising from its consumer banking and trust-related activities:

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

In January 2012, the parties to the Almeyda action entered into a memorandum of understanding. Under the terms of this memorandum of understanding, subject to certain customary conditions, including court approval of a final settlement agreement, and in consideration for the full and final settlement and release of all defendants, the parties agreed that the amount of $0.4 million will be paid by defendants, which amount, net of attorneys’ fees, shall be donated to one or more non-profit consumer financial counseling services organizations based in Puerto Rico. A settlement stipulation and a joint motion for preliminary approval of such settlement were filed on July 3, 2012 and approved by the Court on September 6, 2012.

On January 16, 2013, a reasonableness hearing was held in the matter of reference. Counsel for both parties appeared, as well as representatives from the three non-profit organizations that were proposed as potential recipients of the settlement funds. The Court was informed that all class-members had been notified of the proposed settlement. The Court then approved the designation of all non-profit organizations (a fourth non-profit organization was approved for inclusion shortly after the hearing). The parties agreed to file a proposed Final Order and Judgment. The Court requested that a public notice be published upon entry of final judgment to inform class-members of their right to seek consumer counseling services from these organizations.

In March 2013, a settlement payment amounting to $ 430 thousand was made to the order of, inter alia, the four separate Court-approved non-profit organizations and the nominal plaintiff.

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

On March 27, 2013, judgment was entered by the Court granting defendants’ motions to dismiss in their entirety. This judgment is now final and unappealable.

II. Banco Popular North America is currently a defendant in one class action lawsuit arising from its consumer banking activity:

On November 21, 2012, BPNA was served with a class action complaint captioned Valle v. Popular Community Bank filed in the New York State Supreme Court (New York County), whereby plaintiffs (existing BPNA customers) allege, among other things, that BPNA engages in unfair and deceptive acts and trade practices relative to the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that BPNA improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by BPNA violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

BPNA removed the case to federal court (S.D.N.Y.), and plaintiffs subsequently filed a motion to remand the action to state court. BPNA is awaiting the court’s ruling on remand to determine procedural posture and next steps.

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

Also, the Corporation is involved with various special purpose entities mainly in guaranteed mortgage securitization transactions, including GNMA, FNMA and FHLMC. These special purpose entities are deemed to be VIEs since they lack equity investments at risk. The Corporation’s continuing involvement in these guaranteed loan securitizations includes owning certain beneficial interests in the form of securities as well as the servicing rights retained. The Corporation is not required to provide additional financial support to any of the variable interest entities to which it has transferred the financial assets. The mortgage-backed securities, to the extent retained, are classified in the Corporation’s consolidated statements of financial condition as available-for-sale or trading securities. The Corporation concluded that, essentially, these entities (FNMA, GNMA, and FHLMC) control the design of their respective VIEs, dictate the quality and nature of the collateral, require the underlying insurance, set the servicing standards via the servicing guides and can change them at will, and can remove a primary servicer with cause, and without cause in the case of FNMA and FHLMC. Moreover, through their guarantee obligations, agencies (FNMA, GNMA, and FHLMC) have the obligation to absorb losses that could be potentially significant to the VIE.

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2013.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 23 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2013 and December 31, 2012, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2013 and December 31, 2012.

(In thousands)	March 31, 2013	December 31, 2012
Assets
Servicing assets:
Mortgage servicing rights	$105,545	$105,246

Total servicing assets	$105,545	$105,246

Other assets:
Servicing advances	$1,412	$1,106

Total other assets	$1,412	$1,106

Total assets	$106,957	$106,352

Maximum exposure to loss	$106,957	$106,352

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.2 billion at March 31, 2013 (December 31, 2012 - $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2013 and December 31, 2012, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC and its maximum exposure to loss at March 31, 2013 and December 31, 2012. See note 22 for information on eliminations.

(In thousands)	March 31, 2013	December 31, 2012
Assets
Loans held-in-portfolio:
Acquisition loan	$16,002	$39,775
Advances under the advance facility	7,777	5,315

Total loans held-in-portfolio	$23,779	$45,090

Accrued interest receivable	$67	$122
Other assets:
Investment in PRLP 2011 Holdings LLC	$31,938	$35,969

Total other assets	$31,938	$35,969

Total assets	$55,784	$81,181

Deposits	$(3,663)	$(5,334)

Total liabilities	$(3,663)	$(5,334)

Total net assets	$52,121	$75,847

Maximum exposure to loss	$52,121	$75,847

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2013 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, and the equity interest held by the Corporation, net of the deposits.

On March 25, 2013, BPPR completed a sale of assets with a book value of $509.0 million, of which $500.6 million were in non-performing status, comprised of commercial and construction loans, and commercial and single family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987.0 million to a newly created joint venture, CPG PR Portfolio 2013-1 International, LLC. The joint venture is majority owned by Caribbean Property Group LLC and certain affiliates of Perella Weinberg Partners’ Asset Based Value Strategy. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

BPPR provided financing to the joint venture for the acquisition of the assets in an amount equal to the sum of 57% of the purchase price of the assets and closing costs, for a total acquisition loan of $182.4 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $35.0 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $30.0 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in March 2013, BPPR received $92.3 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

BPPR accounted for this transaction as a true sale pursuant to ASC Subtopic 860-10 and thus recognized the cash received, its equity investment in the joint venture, and the acquisition loan provided to the joint venture and derecognized the loans and real estate owned sold.

The Corporation has determined that CPG PR Portfolio 2013-1 International, LLC is a VIE but the Corporation is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to PR Asset Portfolio Servicing International, LLC, an affiliate of CPG.

The initial fair value of the Corporation’s equity interest in the joint venture was determined based on the fair value of the loans and real estate owned transferred to the joint venture of $306 million which represented the purchase price of the loans agreed by the parties and was an arm’s-length transaction between market participants in accordance with ASC Topic 820, reduced by the acquisition loan provided by BPPR to the joint venture, for a total net equity of $124 million. Accordingly, the 24.9% equity interest held by the Corporation was valued at $31 million. Thus, the fair value of the equity interest is considered a Level 2 fair value measurement since the inputs were based on observable market inputs.

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest (the “Investment in CPG PR Portfolio 2013-1 International, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities, related to the Corporation’s variable interests in the non-consolidated VIE, CPG PR Portfolio 2013-1 International, LLC and its maximum exposure to loss at March 31, 2013.

(In thousands)	March 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$182,419
Advances under the working capital line	1,059

Total loans held-in-portfolio	$183,478

Accrued interest receivable	$116
Other assets:
Investment in CPG PR Portfolio 2013-1 International	$31,086

Total other assets	$31,086

Total assets	$214,680

Deposits	$(17,689)

Total liabilities	$(17,689)

Total net assets	$196,991

Maximum exposure to loss	$196,991

Note 22 – Related party transactions with affiliated company / joint venture

EVERTEC

On September 30, 2010, the Corporation completed the sale of a 51% majority interest in EVERTEC, Inc. (“EVERTEC”) to an unrelated third-party, including the Corporation’s merchant acquiring and processing and technology businesses (the “EVERTEC transaction”), and retained a 49% ownership interest in Carib Holdings, the holding company of EVERTEC. EVERTEC continues to provide various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 30 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2012 Annual Report for details on this sale to an unrelated third-party. As of March 31, 2013, the Corporation had a 48.5% interest in the holding company of EVERTEC. On April 12, 2013, EVERTEC completed an initial public offering of its common stock. In conjunction with this offering, the Corporation sold a number of shares held in EVERTEC, retaining a stake of 33.5%. Refer to additional information on Note 33, Subsequent events.

The Corporation’s equity in EVERTEC, including the impact of intra-entity eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition. During the quarters ended March 31, 2013 and 2012, the Corporation did not receive any capital distributions from its investments in EVERTEC’s holding company.

(In thousands)	March 31, 2013	December 31, 2012
Equity investment in EVERTEC	$74,509	$73,916
Intra-company eliminations (detailed in next table)	22,593	27,209

Equity investment in EVERTEC, net of eliminations	$97,102	$101,125

The Corporation had the following financial condition accounts outstanding with EVERTEC at March 31, 2013 and December 31, 2012. The 51.5% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statements of financial condition at March 31, 2013 (December 31, 2012 - 51.5%).

	At March 31, 2013			At December 31, 2012
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest
Loans	$53,684	$26,026	$27,658	$53,589	$25,980	$27,609
Investment securities	35,000	16,968	18,032	35,000	16,968	18,032
Deposits	29,443	14,274	15,169	19,968	9,680	10,288
Accounts receivables (Other assets)	3,232	1,567	1,665	4,085	1,980	2,105
Accounts payable (Other liabilities)	15,871	7,694	8,177	16,582	8,039	8,543

Net total	$46,602	$22,593	$24,009	$56,124	$27,209	$28,915

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of income (loss) from EVERTEC for the quarters ended March 31, 2013 and 2012. The unfavorable impact of the elimination in non-interest income presented in the table is principally offset by the elimination of 48.5% of the professional fees (operating expenses) paid by the Corporation to EVERTEC during the quarters ended March 31, 2013 (March 31, 2012 - 49%).

	March 31,
(In thousands)	2013	2012
Share of (loss) income from the equity investment in EVERTEC	$(548)	$1,730
Intra-company eliminations considered in other operating income (detailed in next table)	(13,660)	(13,345)

Share of loss from the equity investment in EVERTEC, net of eliminations	$(14,208)	$(11,615)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2013 and 2012. Items that represent expenses to the Corporation are presented with parenthesis. For consolidation purposes, for the quarter ended March 31, 2013, the Corporation eliminates 48.5% of the income (expense) between EVERTEC and the Corporation from the corresponding categories in the consolidated statements of operations and the net effect of all items at 48.5% is eliminated against other operating income, which is the category used to record the Corporation’s share of income (loss) as part of its equity method investment in EVERTEC (March 31, 2012 - 49%). The 51.5% majority interest in the table that follows represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s results of operations for the quarter ended March 31, 2013 (March 31, 2012 - 51%).

	March 31, 2013			March 31, 2012
(In thousands)	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest	100%	Popular’s 49% interest (eliminations)	51% majority interest	Category
Interest income on loan to EVERTEC	$853	$413	$440	$823	$403	$420	Interest income
Interest income on investment securities issued by EVERTEC	963	467	496	963	472	491	Interest income
Interest expense on deposits	(27)	(13)	(14)	(110)	(54)	(56)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,025	2,921	3,104	5,853	2,868	2,985	Other service fees
Processing fees on services provided by EVERTEC	(37,876)	(18,362)	(19,514)	(36,659)	(17,963)	(18,696)	Professional fees
Rental income charged to EVERTEC	1,681	815	866	1,682	824	858	Net occupancy
Transition services provided to EVERTEC	204	99	105	213	105	108	Other operating expenses

Total	$(28,177)	$(13,660)	$(14,517)	$(27,235)	$(13,345)	$(13,890)

EVERTEC has certain performance bonds outstanding, which are guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $ 1.0 million at March 31, 2013 and December 31, 2012. Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $3.6 million at March 31, 2013 (December 31, 2012 - $2.9 million). As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

PRLP 2011 Holdings LLC

As indicated in Note 21 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC, including the impact of intra-entity eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2013	December 31, 2012
Equity investment in PRLP 2011 Holdings, LLC	$25,246	$22,747
Intra-company eliminations (detailed in next table)	6,692	13,222

Equity investment in PRLP 2011 Holdings, LLC , net of eliminations	$31,938	$35,969

The Corporation had the following financial condition accounts outstanding with PRLP 2011 Holdings, LLC at March 31, 2013 and 2012. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At March 31, 2013			At December 31, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest
Loans	$31,663	$7,884	$23,779	$60,040	$14,950	$45,090
Deposits (non-interest bearing)	4,877	1,214	3,663	7,103	1,769	5,334
Accrued interest receivable	89	22	67	163	41	122

Net total	$26,875	$6,692	$20,183	$53,100	$13,222	$39,878

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2013 and 2012.

	March 31,
(In thousands)	2013	2012
Share of income from the equity investment in PRLP 2011 Holdings, LLC	$1,996	$6,510
Intra-company eliminations considered in other operating income (detailed in next table)	99	195

Share of income from the equity investment in PRLP 2011 Holdings, LLC , net of eliminations	$2,095	$6,705

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2013 and 2012.

	March 31, 2013			March 31, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$397	$99	$298	$785	$195	$590	Interest income

CPG PR Portfolio 2013-1 International, LLC

As indicated in Note 21 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in CPG PR Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity. CPG PR Portfolio 2013-1 International, LLC financial information is reported on a one-quarter lag.

Note 23 – Fair value measurement

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities since December 31, 2012.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 and on a nonrecurring basis in periods subsequent to initial recognition at March 31, 2013 and 2012:

At March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$29,820	$—	$29,820
Obligations of U.S. Government sponsored entities	—	1,224,738	—	1,224,738
Obligations of Puerto Rico, States and political subdivisions	—	52,940	—	52,940
Collateralized mortgage obligations - federal agencies	—	2,609,263	—	2,609,263
Collateralized mortgage obligations - private label	—	1,934	—	1,934
Mortgage-backed securities	—	1,351,176	7,043	1,358,219
Equity securities	4,520	3,675	—	8,195
Other	—	36,122	—	36,122

Total investment securities available-for-sale	$4,520	$5,309,668	$7,043	$5,321,231

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$20,697	$—	$20,697

Collateralized mortgage obligations	—	539	2,025	2,564
Mortgage-backed securities - federal agencies	—	244,824	10,936	255,760
Other	—	18,577	2,143	20,720

Total trading account securities	$—	$284,637	$15,104	$299,741

Mortgage servicing rights	$—	$—	$153,949	$153,949
Derivatives	—	40,142	—	40,142

Total assets measured at fair value on a recurring basis	$4,520	$5,634,447	$176,096	$5,815,063

Liabilities
Derivatives	$—	$(37,936)	$—	$(37,936)
Contingent consideration	—	—	(118,777)	(118,777)

Total liabilities measured at fair value on a recurring basis	$—	$(37,936)	$(118,777)	$(156,713)

At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$37,238	$—	$37,238
Obligations of U.S. Government sponsored entities	—	1,096,318	—	1,096,318
Obligations of Puerto Rico, States and political subdivisions	—	54,981	—	54,981
Collateralized mortgage obligations - federal agencies	—	2,367,065	—	2,367,065
Collateralized mortgage obligations - private label	—	2,473	—	2,473
Mortgage-backed securities	—	1,476,077	7,070	1,483,147
Equity securities	3,827	3,579	—	7,406
Other	—	35,573	—	35,573

Total investment securities available-for-sale	$3,827	$5,073,304	$7,070	$5,084,201

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$24,801	$—	$24,801
Collateralized mortgage obligations	—	618	2,499	3,117
Mortgage-backed securities - federal agencies	—	251,046	11,817	262,863
Other	—	21,494	2,240	23,734

Total trading account securities	$—	$297,959	$16,556	$314,515

Mortgage servicing rights	$—	$—	$154,430	$154,430
Derivatives	—	41,935	—	41,935

Total assets measured at fair value on a recurring basis	$3,827	$5,413,198	$178,056	$5,595,081

Liabilities
Derivatives	$—	$(42,585)	$—	$(42,585)
Contingent consideration	—	—	(112,002)	(112,002)

Total liabilities measured at fair value on a recurring basis	$—	$(42,585)	$(112,002)	$(154,587)

Quarter ended March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$16,740	$16,740	$(10,675)
Loans held-for-sale[2]	—	—	—	—	(2,176)
Other real estate owned[3]	—	15,645	18,757	34,402	(15,665)
Other foreclosed assets[3]	—	—	113	113	(56)

Total assets measured at fair value on a nonrecurring basis	$—	$15,645	$35,610	$51,255	$(28,572)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $1 million at March 31, 2013.

Quarter ended March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$49,876	$49,876	$(10,541)
Loans held-for-sale[2]	—	—	8,144	8,144	(1,348)
Other real estate owned[3]	—	—	76,648	76,648	(12,734)
Other foreclosed assets[3]	—	—	85	85	(40)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$134,753	$134,753	$(24,663)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $5 million at March 31, 2012.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2013 and 2012.

Quarter ended March 31, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(1)	3	(92)	(96)	(5,615)	(5,801)	(6,775)	(6,775)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)	—	—
Purchases	—	5	27	—	5,147	5,179	—	—
Sales	—	(375)	—	—	—	(375)	—	—
Settlements	(25)	(107)	(817)	—	(13)	(962)	—	—

Balance at March 31, 2013	$7,043	$2,025	$10,936	$2,144	$153,949	$176,097	$(118,777)	$(118,777)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2013	$—	$2	$(30)	$(55)	$1,443	$1,360	$(6,775)	$(6,775)

Quarter ended March 31, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2012	$7,435	$2,808	$21,777	$4,036	$151,323	$187,379	$(99,761)	$(99,761)
Gains (losses) included in earnings	(2)	61	936	37	784	1,816	(1,073)	(1,073)
Gains (losses) included in OCI	(7)	—	—	—	—	(7)	—	—
Purchases	—	61	3,359	6	4,231	7,657	—	—
Sales	—	—	(4,078)	(91)	—	(4,169)	—	—
Settlements	(200)	(180)	(421)	—	(7)	(808)	—	—
Transfers into Level 3	—	—	2,405	—	—	2,405	—	—
Transfers out of Level 3	—	—	(7,615)	—	—	(7,615)	—	—

Balance at March 31, 2012	$7,226	$2,750	$16,363	$3,988	$156,331	$186,658	$(100,834)	$(100,834)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2012	$—	$59	$956	$104	$5,755	$6,874	$(1,073)	$(1,073)

There were no transfers in and/or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2013. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2013.

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

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2013 and 2012 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2013		Quarter ended March 31, 2012
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
Interest income	$(1)	$—	$(2)	$—
FDIC loss share (expense) income	(6,775)	(6,775)	(1,622)	(1,622)
Other service fees	(5,615)	1,443	784	5,755
Trading account loss	(185)	(83)	1,034	1,119
Other operating income (loss)	—	—	549	549

Total	$(12,576)	$(5,415)	$743	$5,801

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at March 31, 2013		Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized mortgage obligations - trading	$2,025		Discounted cash flow model	Weighted average life Yield Constant prepayment rate	2.2 years (0.2 - 5.3 years 3.7% (0.5% - 4.7% 26.1% (15.2% - 26.8%	) ) )

Other - trading	$1,107		Discounted cash flow model	Weighted average life Yield Constant prepayment rate	5.4 years 11.4 10.8	% %

Mortgage servicing rights	$153,949		Discounted cash flow model	Prepayment speed Weighted average life Discount rate	9.4% (4.9% - 25.1% 10.7 years (4.0 - 20.2 years 12.0% (10.0 - 15.5%	) ) )

Contingent consideration	$(118,777)		Discounted cash flow model	Credit loss rate on covered loans Risk premium component of discount rate	20.1% (0.0% - 100.0% 4.6	) %

Loans held-in-portfolio	$16,740		External Appraisal	Haircut applied on external appraisals	13.11% (5.0% - 30.0%	)

Other real estate owned	$18,757	[1]	External Appraisal	Haircut applied on external appraisals	23.6% (16.9% - 40.0%)

[1]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 24 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at March 31, 2013 and December 31, 2012, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 23.

Cash and due from banks

Cash and due from banks include cash on hand, cash items in process of collection, and non-interest bearing deposits due from other financial institutions. The carrying amount of cash and due from banks is a reasonable estimate of its fair value. Cash and due from banks are classified as Level 1.

Money market investments

Investments in money market instruments include highly liquid instruments with an average maturity of three months or less. For this reason, they carry a low risk of changes in value as a result of changes in interest rates, and the carrying amount approximates their fair value. Money market investments include federal funds sold, securities purchased under agreements to resell, time deposits with other banks, and cash balances, including those held at the Federal Reserve. These money market investments are classified as Level 2, except for cash balances which generate interest, including those held at the Federal Reserve, which are classified as Level 1.

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

•

Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 16 for additional information on these trust preferred securities.

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

	March 31, 2013					December 31, 2012
	Carrying					Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value	amount	Fair value
Financial Assets:
Cash and due from banks	$242,290	$242,290	$—	$—	$242,290	$439,363	$439,363
Money market investments	1,344,244	1,034,006	310,238	—	1,344,244	1,085,580	1,085,580
Trading account securities, excluding derivatives[1]	299,741	—	284,637	15,104	299,741	314,515	314,515
Investment securities available-for-sale[1]	5,321,231	4,520	5,309,668	7,043	5,321,231	5,084,201	5,084,201
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	114,892	—	—	115,243	115,243	116,177	117,558
Collateralized mortgage obligation-federal agency	126	—	—	133	133	140	144
Other	26,500	—	1,250	25,251	26,501	26,500	26,531

Total investment securities held-to-maturity	$141,518	$—	$1,250	$140,627	$141,877	$142,817	$144,233

Other investment securities:
FHLB stock	$102,271	$—	$102,271	$—	$102,271	$89,451	$89,451
FRB stock	80,174	—	80,174	—	80,174	79,878	79,878
Trust preferred securities	14,197	—	13,197	1,000	14,197	14,197	14,197
Other investments	1,935	—	—	4,068	4,068	1,917	3,975

Total other investment securities	$198,577	$—	$195,642	$5,068	$200,710	$185,443	$187,501

Loans held-for-sale	$201,495	$—	$4,340	$204,524	$208,864	$354,468	$381,361
Loans not covered under loss sharing agreement with the FDIC	21,050,244	—	—	18,349,852	18,349,852	20,361,491	17,424,038
Loans covered under loss sharing agreements with the FDIC	3,262,579	—	—	3,495,096	3,495,096	3,647,066	3,925,440
FDIC loss share asset	1,380,592	—	—	1,234,798	1,234,798	1,399,098	1,241,579
Mortgage servicing rights	153,949	—	—	153,949	153,949	154,430	154,430
Derivatives	40,142	—	40,142	—	40,142	41,935	41,935

	March 31, 2013					December 31, 2012
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value	Carrying amount	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,121,759	$—	$18,121,759	$—	$18,121,759	$18,089,904	$18,089,904
Time deposits	8,891,458	—	8,969,027	—	8,969,027	8,910,709	8,994,363

Total deposits	$27,013,217	$—	$27,090,786	$—	$27,090,786	$27,000,613	$27,084,267

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,627,485	$—	$1,633,856	$—	$1,633,856	$1,378,562	$1,385,237
Structured repurchase agreements	638,190	—	714,332	—	714,332	638,190	720,620

Total assets sold under agreements to repurchase	$2,265,675	$—	$2,348,188	$—	$2,348,188	$2,016,752	$2,105,857

Other short-term borrowings[2]	$951,200	$—	$951,200	$—	$951,200	$636,200	$636,200
Notes payable:
FHLB advances	$547,372	$—	$575,193	$—	$575,193	$577,490	$608,313
Medium-term notes	233,664	—	244,397	739	245,136	236,753	247,194
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	389,685	—	389,685	439,800	363,659
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	507,599	—	—	809,275	809,275	499,470	824,458
Others	24,034	—	—	24,034	24,034	24,208	24,208

Total notes payable	$1,752,469	$—	$1,209,275	$834,048	$2,043,323	$1,777,721	$2,067,832

Derivatives	$37,936	$—	$37,936	$—	$37,936	$42,585	$42,585

Contingent consideration	$118,777	$—	$—	$118,777	$118,777	$112,002	$112,002

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value	Notional amount	Fair value
Commitments to extend credit	$7,221,563	$—	$—	$2,330	$2,330	$6,774,990	$2,858
Letters of credit	155,329	—	—	2,152	2,152	148,153	1,544

[1]	Refer to Note 23 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 14 to the consolidated financial statements for the composition of short-term borrowings.

Note 25 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2013 and 2012:

	Quarters ended March 31,
(In thousands, except per share information)	2013	2012
Net income (loss)	$(120,307)	$48,408
Preferred stock dividends	(930)	(931)

Net income (loss) applicable to common stock	$(121,237)	$47,477

Average common shares outstanding	102,664,608	102,341,805
Average potential dilutive common shares	348,596	152,695

Average common shares outstanding - assuming dilution	103,013,204	102,494,500

Basic and dilutive EPS[1]	$(1.18)	$0.46

[1]	All periods presented reflect the 1-for-10 reverse stock split effected on May 29, 2012.

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

For the quarter ended March 31, 2013, there were 25,953 weighted average antidilutive stock options outstanding (March 31, 2012 – 41,478). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which have an antidilutive effect at March 31, 2013 and 2012.

Note 26 – Other service fees

The caption of other services fees in the consolidated statements of operations consist of the following major categories:

	Quarters ended March 31,
(In thousands)	2013	2012
Mortgage servicing fees, net of fair value adjustments	$5,631	$12,931
Insurance fees	12,073	12,390
Credit card fees and discounts	14,691	12,559
Debit card fees	8,470	9,165
Sale and administration of investment products	8,717	8,889
Trust fees	4,458	4,081
Processing fees	—	1,774
Other fees	4,763	4,250

Total other services fees	$58,803	$66,039

Note 27 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2013	2012
(Amortization) accretion of loss share indemnification asset	$(40,204)	$(29,375)
80% mirror accounting on credit impairment losses[1]	14,045	13,422
80% mirror accounting on reimbursable expenses	7,783	2,267
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	(193)	(248)
Change in true-up payment obligation	(6,775)	(1,622)
Other	(922)	301

Total FDIC loss share (expense) income	$(26,266)	$(15,255)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 28 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2013	2012	2013	2012
Interest Cost	$6,966	$7,495	$373	$393
Expected return on plan assets	(10,804)	(9,810)	(542)	(526)
Amortization of net loss	5,363	5,426	333	323

Total net periodic pension cost (benefit)	$1,525	$3,111	$164	$190

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter ended March 31, 2013. The total contributions expected to be paid during the year 2013 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2013	2012
Service cost	$564	$548
Interest cost	1,712	1,950
Amortization of prior service cost	—	(50)
Amortization of net loss	473	540

Total postretirement cost	$2,749	$2,988

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2013 amounted to approximately $1.8 million. The total contributions expected to be paid during the year 2013 for the postretirement benefit plan amount to approximately $6.8 million.

Note 29 – Stock-based compensation

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$ 185.00 - $ 185.00	1,536	$185.00	0.36	1,536	$185.00
$ 192.50 - $ 272.00	103,717	$252.39	1.25	103,717	$252.39

$ 185.00 - $ 272.00	105,253	$251.41	1.24	105,253	$251.41

There was no intrinsic value of options outstanding at March 31, 2013 and 2012.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2011	206,946	$207.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(45,960)	155.68

Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,733)	168.52

Outstanding at March 31, 2013	105,253	$251.41

The stock options exercisable at March 31, 2013 totalled 105,253 (March 31, 2012 – 168,216). There were no stock options exercised during the quarters ended March 31, 2013 and 2012. Thus, there was no intrinsic value of options exercisable during the quarters ended March 31, 2013 and 2012.

There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2012 and 2013.

There was no stock option expense recognized for the quarters ended March 31, 2013 and 2012.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	241,934	$31.98
Granted	359,427	17.72
Vested	(96,353)	37.61
Forfeited	(13,785)	26.59

Non-vested at December 31, 2012	491,223	$20.59
Granted	104,059	27.86
Vested	(1,127)	24.17
Forfeited	(804)	18.40

Non-vested at March 31, 2013	593,351	$21.86

During the quarter ended March 31, 2013, 104,059 shares of restricted stock (March 31, 2012 – 152,190) were awarded to management under the Incentive Plan, from which all shares were awarded consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended March 31, 2013, the Corporation recognized $ 1.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (March 31, 2012 - $ 0.9 million, with a tax benefit of $ 0.2 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2013 was $ 7.0 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	—	—
Granted	41,174	$16.37
Vested	(41,174)	16.37
Forfeited	—	—

Non-vested at December 31, 2012	—	—
Granted	2,404	$27.04
Vested	(2,404)	27.04
Forfeited	—	—

Non-vested at March 31, 2013	—	—

During the quarter ended March 31, 2013, the Corporation granted 2,404 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (March 31, 2012 – 5,375). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $35 thousand (March 31, 2012 - $0.1 million, with a tax benefit of $35 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2013 for directors was $65 thousand.

Note 30 – Income taxes

The reason for the difference between the income tax (benefit) expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2013		March 31, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(53,155)	30%	$19,380	30%
Net benefit of net tax exempt interest income	(7,418)	4	(7,014)	(11)
Deferred tax asset valuation allowance	(3,425)	2	1,167	2
Non-deductible expenses	6,010	(3)	5,639	9
Difference in tax rates due to multiple jurisdictions	(2,059)	1	(3,207)	(5)
Effect of income subject to preferential tax rate	2,137	(1)	(971)	(2)
Others	1,033	(1)	1,198	2

Income tax (benefit) expense	$(56,877)	32%	$16,192	25%

The decrease in income tax expense for the quarter ended March 31, 2013 compared to the same quarter of 2012 was mainly due to the loss generated on the Puerto Rico banking operations by the sale of non-performing assets during March 2013.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	2013	2012
Deferred tax assets:
Tax credits available for carryforward	$2,666	$2,666
Net operating loss and other carryforward available	1,268,804	1,201,174
Postretirement and pension benefits	95,198	97,276
Deferred loan origination fees	6,037	6,579
Allowance for loan losses	587,189	592,664
Deferred gains	10,219	10,528
Accelerated depreciation	6,916	6,699
Intercompany deferred gains	3,624	3,891
Other temporary differences	29,203	31,864

Total gross deferred tax assets	2,009,856	1,953,341

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	38,504	37,281
Difference in outside basis between financial and tax reporting on sale of a business	6,400	6,400
FDIC-assisted transaction	54,293	53,351
Unrealized net gain on trading and available-for-sale securities	44,053	51,002
Deferred loan origination costs	3,800	3,459
Other temporary differences	8,704	10,142

Total gross deferred tax liabilities	155,754	161,635

Valuation allowance	1,259,683	1,260,542

Net deferred tax asset	$594,419	$531,164

The net deferred tax asset shown in the table above at March 31, 2013 is reflected in the consolidated statements of financial condition as $608 million in net deferred tax assets in the “Other assets” caption (December 31, 2012 - $541 million) and $13 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2012 - $10 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended March 31, 2013. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At March 31, 2013, the Corporation recorded a valuation allowance of approximately $ 1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2012 - $ 1.3 billion).

At March 31, 2013, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $622 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended March 31, 2013 taking into account taxable income exclusive of reversing temporary differences (adjusted taxable income). This cumulative loss position was mainly due to the sale of assets, most of which were in non-performing status, comprised of commercial and construction loans and commercial and single family real estate owned generated during the first quarter of 2013. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to ten years; and (iv) unrealized gain on appreciated assets that could be realized to increase taxable income. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2013	2012
Balance at January 1	$13.4	$19.5
Additions for tax positions -January through March	0.2	0.7

Balance at March 31	$13.6	$20.2

The accrued interest related to uncertain tax positions approximated $4.6 million at March 31, 2013 (December 31, 2012 - $4.3 million). Management determined that at March 31, 2013 and December 31, 2012, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $17.3 million at March 31, 2013 (March 31, 2012 - $25.3 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2013, the following years remain subject to examination in the U.S. Federal jurisdiction: 2009 and thereafter; and in the Puerto Rico jurisdiction, 2008 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $10 million.

Note 31 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2013 and March 31, 2012 are listed in the following table:

(In thousands)	March 31, 2013	March 31, 2012
Non-cash activities:
Loans transferred to other real estate	$85,520	$49,812
Loans transferred to other property	7,852	5,552

Total loans transferred to foreclosed assets	93,372	55,364
Transfers from loans held-in-portfolio to loans held-for-sale	178,157	28,294
Transfers from loans held-for-sale to loans held-in-portfolio	16,109	421
Loans securitized into investment securities[1]	413,394	236,327
Trades receivables from brokers and counterparties	144,171	71,007
Trades payables to brokers and counterparties	37,149	1,700
Recognition of mortgage servicing rights on securitizations or asset transfers	5,102	3,757
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	194,514	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 32 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2013, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2013

For the quarter ended March 31, 2013
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$304,929	$68,018	$—
Provision for loan losses	221,885	2,011	—
Non-interest income	16,476	10,071	—
Amortization of intangibles	1,788	680	—
Depreciation expense	9,766	2,325	—
Other operating expenses	249,635	54,847	—
Income tax (benefit) expense	(52,865)	936	—

Net (loss) income	$(108,804)	$17,290	$—

Segment assets	$27,926,980	$8,726,783	$(11,496)

For the quarter ended March 31, 2013
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$372,947	$(27,613)	$13	$345,347
Provision for loan losses	223,896	(40)	—	223,856
Non-interest income	26,547	8,260	(17,232)	17,575
Amortization of intangibles	2,468	—	—	2,468
Depreciation expense	12,091	163	—	12,254
Other operating expenses	304,482	14,880	(17,834)	301,528
Income tax benefit	(51,929)	(5,133)	185	(56,877)

Net loss	$(91,514)	$(29,223)	$430	$(120,307)

Segment assets	$36,642,267	$5,302,912	$(5,002,465)	$36,942,714

2012

For the quarter ended March 31, 2012
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$290,107	$74,075	$—
Provision for loan losses	85,857	14,726	—
Non-interest income	113,734	15,456	—
Amortization of intangibles	1,913	680	—
Depreciation expense	9,387	2,029	—
Loss on early extinguishment of debt	69	—	—
Other operating expenses	222,357	61,882	—
Income tax expense	17,353	936	—

Net income	$66,905	$9,278	$—

For the quarter ended March 31, 2012
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$364,182	$(26,816)	$216	$337,582
Provision for loan losses	100,583	140	—	100,723
Non-interest income	129,190	11,506	(16,788)	123,908
Amortization of intangibles	2,593	—	—	2,593
Depreciation expense	11,416	340	—	11,756
Loss on early extinguishment of debt	69	—	—	69
Other operating expenses	284,239	14,826	(17,316)	281,749
Income tax expense (benefit)	18,289	(2,296)	199	16,192

Net income (loss)	$76,183	$(28,320)	$545	$48,408

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2013

For the quarter ended March 31, 2013
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$113,704	$189,153	$2,072	$—	$304,929
Provision for loan losses	145,773	76,112	—	—	221,885
Non-interest (loss) income	(65,128)	58,218	23,402	(16)	16,476
Amortization of intangibles	1	1,709	78	—	1,788
Depreciation expense	3,976	5,491	299	—	9,766
Other operating expenses	78,833	154,285	16,533	(16)	249,635
Income tax (benefit) expense	(55,651)	678	2,108	—	(52,865)

Net (loss) income	$(124,356)	$9,096	$6,456	$—	$(108,804)

Segment assets	$12,272,350	$19,079,369	$572,196	$(3,996,935)	$27,926,980

2012

For the quarter ended March 31, 2012
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$100,196	$186,258	$3,649	$4	$290,107
Provision for loan losses	13,698	72,159	—	—	85,857
Non-interest income	21,092	66,004	26,664	(26)	113,734
Amortization of intangibles	9	1,708	196	—	1,913
Depreciation expense	4,168	4,979	240	—	9,387
Loss on early extinguishment of debt	69	—	—	—	69
Other operating expenses	61,181	143,847	17,355	(26)	222,357
Income tax expense	9,762	4,301	3,288	2	17,353

Net income	$32,401	$25,268	$9,234	$2	$66,905

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2013

For the quarter ended March 31, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$67,117	$901	$—	$68,018
Provision for loan losses	2,282	(271)	—	2,011
Non-interest income (loss)	11,209	(1,138)	—	10,071
Amortization of intangibles	680	—	—	680
Depreciation expense	2,325	—	—	2,325
Other operating expenses	54,168	679	—	54,847
Income tax expense	936	—	—	936

Net income ( loss)	$17,935	$(645)	$—	$17,290

Segment assets	$9,456,652	$358,803	$(1,088,672)	$8,726,783

2012

For the quarter ended March 31, 2012
Banco Popular North America
				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America
Net interest income	$73,607	$468	$—	$74,075
Provision for loan losses	9,396	5,330	—	14,726
Non-interest income	15,292	164	—	15,456
Amortization of intangibles	680	—	—	680
Depreciation expense	2,029	—	—	2,029
Other operating expenses	61,023	859	—	61,882
Income tax expense	936	—	—	936

Net income (loss)	$14,835	$(5,557)	$—	$9,278

Geographic Information

	Quarter ended
(In thousands)	March 31, 2013	March 31, 2012
Revenues:[1]
Puerto Rico	$268,366	$353,510
United States	75,639	83,724
Other	18,917	24,256

Total consolidated revenues	$362,922	$461,490

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net (loss) gain on sale and valuation adjustments of investment securities, trading account profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share expense and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2013	December 31, 2012
Puerto Rico
Total assets	$26,917,363	$26,582,248
Loans	18,635,331	18,484,977
Deposits	19,924,408	19,984,830

United States
Total assets	$8,932,871	$8,816,143
Loans	5,811,395	5,852,705
Deposits	6,111,777	6,049,168

Other
Total assets	$1,092,480	$1,109,144
Loans	750,960	755,950
Deposits [1]	977,032	966,615

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 33 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2013.

EVERTEC’s Initial Public Offering

On April 12, 2013, EVERTEC, Inc. (“EVERTEC” or the “Company”) completed an initial public offering (“IPO”) of 28.8 million shares of common stock, generating proceeds of approximately $575.8 million. In connection with the IPO, EVERTEC sold 6.3 million shares of newly issued common stock in the offering and Apollo Global Management LLC (“Apollo”) and Popular respectively sold 13.7 million and 8.8 million shares of the Company retaining a stake of 29.1% and 33.5%, respectively.

On April 30, 2013, EVERTEC refinanced all of its outstanding debt. As part of this refinancing, Popular will receive payment in full for its portion of the EVERTEC debt held by it. As a result of these transactions, Popular will recognize an after tax gain of approximately $171.0 million during the second quarter of 2013, comprised of: a $130.5 million gain on the sale of its previously held EVERTEC common stock; a $45.6 million gain on its investment in EVERTEC resulting from the issuance of the new common stock by EVERTEC; an estimated $5.3 million gain from the repayment of the debt; an estimated $5.7 million from the accelerated payment of contractual consulting fees and a loss of approximately $16.1 million from Popular’s proportionate share of EVERTEC’s debt prepayment penalty, consulting fees and other related costs.

After the transaction, Popular’s investment in EVERTEC will have a book value of $74.9 million. Total cash proceeds received by Popular from the sale of the shares and repayment of the debt were $257.3 million.

Non-Binding Letter of Intent to Sell Portfolio of Non-Performing Residential Mortgage Loans

On May 6, 2013, BPPR entered into a non-binding letter of intent with an unrelated third party with respect to the sale of a portfolio of non-performing residential mortgage loans, with an unpaid principal balance of approximately $595 million and book value of approximately $515 million. The non-binding letter of intent contemplates that BPPR would have the option to acquire a 10% beneficial interest in the pool of mortgage loans following the closing date.

The non-binding letter of intent contemplates a purchase price of approximately $290 million, or 48.75% of the unpaid principal balance of the loans as of the agreed cut-off date. To the extent that BPPR exercises its option to acquire a 10% beneficial interest in the pool of mortgage loans there would be a corresponding 10% reduction in the total net cash proceeds. The contemplated transaction is subject to numerous conditions, including due diligence, which may result in a reduction in the amount of loans sold, as well as a reduction in the purchase price.

The non-binding letter of intent contemplates that the terms of the transaction would be finalized and the transaction closed in the second quarter of 2013. In connection with the proposed transaction, the Corporation has determined its intent to sell the mortgage loans and therefore the loans will be transferred to loans held for sale and marked to market in the second quarter, resulting in an after-tax loss of approximately $135 million, irrespective of whether this transaction is consummated.

There can be no assurances that the transaction contemplated by the non-binding letter of intent will be consummated on the terms proposed, if at all.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2013 and December 31, 2012, and the results of their operations and cash flows for periods ended March 31, 2013 and 2012.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Under this test, at March 31, 2013, BPPR could have declared a dividend of approximately $268 million (December 31, 2012 - $404 million). Currently, the prior approval of the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions in Puerto Rico is necessary for the payments of any dividends by BPPR to PIHC. Prior approval of the Federal Reserve Bank of New York is also necessary for the payments of any dividends by BPNA to PIHC.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2013
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$4,939	$622	$242,344	$(5,615)	$242,290
Money market investments	18,629	1,235	1,325,615	(1,235)	1,344,244
Trading account securities, at fair value	1,423	—	298,350	—	299,773
Investment securities available-for-sale, at fair value	44,099	—	5,294,100	(16,968)	5,321,231
Investment securities held-to-maturity, at amortized cost	185,000	—	141,518	(185,000)	141,518
Other investment securities, at lower of cost or realizable value	10,850	4,492	183,235	—	198,577
Investment in subsidiaries	4,170,893	1,660,554	—	(5,831,447)	—
Loans held-for-sale, at lower of cost or fair value	—	—	201,495	—	201,495

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	259,851	—	21,700,357	(230,326)	21,729,882
Loans covered under loss sharing agreements with the FDIC	—	—	3,362,446	—	3,362,446
Less - Unearned income	—	—	96,137	—	96,137
Allowance for loan losses	134	—	683,234	—	683,368

Total loans held-in-portfolio, net	259,717	—	24,283,432	(230,326)	24,312,823

FDIC loss share asset	—	—	1,380,592	—	1,380,592
Premises and equipment, net	2,453	114	530,218	—	532,785
Other real estate not covered under loss sharing agreements with the FDIC	—	—	154,699	—	154,699
Other real estate covered under loss sharing agreements with the FDIC	—	—	172,378	—	172,378
Accrued income receivable	2,405	31	133,331	(225)	135,542
Mortgage servicing assets, at fair value	—	—	153,949	—	153,949
Other assets	119,888	14,692	1,534,094	(17,440)	1,651,234
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	51,273	—	51,827

Total assets	$4,820,850	$1,681,740	$36,728,380	$(6,288,256)	$36,942,714

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,619,489	$(5,788)	$5,613,701
Interest bearing	—	—	21,414,852	(15,336)	21,399,516

Total deposits	—	—	27,034,341	(21,124)	27,013,217

Assets sold under agreements to repurchase	—	—	2,265,675	—	2,265,675
Other short-term borrowings	—	—	1,155,500	(204,300)	951,200
Notes payable	798,411	382,627	571,431	—	1,752,469
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	51,296	43,926	940,541	(46,753)	989,010

Total liabilities	849,707	426,553	32,152,488	(457,177)	32,971,571

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,033	2	55,628	(55,630)	1,033
Surplus	4,143,311	4,215,008	5,859,926	(10,066,407)	4,151,838
Accumulated deficit	(100,884)	(3,003,182)	(1,212,096)	4,206,751	(109,411)
Treasury stock, at cost	(469)	—	—	—	(469)
Accumulated other comprehensive (loss) income, net of tax	(122,008)	43,359	(127,566)	84,207	(122,008)

Total stockholders’ equity	3,971,143	1,255,187	4,575,892	(5,831,079)	3,971,143

Total liabilities and stockholders’ equity	$4,820,850	$1,681,740	$36,728,380	$(6,288,256)	$36,942,714

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At December 31, 2012
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Assets:
Cash and due from banks	$1,103	$624	$439,552	$(1,916)	$439,363
Money market investments	18,574	867	1,067,006	(867)	1,085,580
Trading account securities, at fair value	1,259	—	313,266	—	314,525
Investment securities available-for-sale, at fair value	42,383	—	5,058,786	(16,968)	5,084,201
Investment securities held-to-maturity, at amortized cost	185,000	—	142,817	(185,000)	142,817
Other investment securities, at lower of cost or realizable value	10,850	4,492	170,101	—	185,443
Investment in subsidiaries	4,285,957	1,653,636	—	(5,939,593)	—
Loans held-for-sale, at lower of cost or fair value	—	—	354,468	—	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	286,080	—	21,050,205	(256,280)	21,080,005
Loans covered under loss sharing agreements with the FDIC	—	—	3,755,972	—	3,755,972
Less - Unearned income	—	—	96,813	—	96,813
Allowance for loan losses	241	—	730,366	—	730,607

Total loans held-in-portfolio, net	285,839	—	23,978,998	(256,280)	24,008,557

FDIC loss share asset	—	—	1,399,098	—	1,399,098
Premises and equipment, net	2,495	115	533,183	—	535,793
Other real estate not covered under loss sharing agreements with the FDIC	—	—	266,844	—	266,844
Other real estate covered under loss sharing agreements with the FDIC	—	—	139,058	—	139,058
Accrued income receivable	1,675	112	124,266	(325)	125,728
Mortgage servicing assets, at fair value	—	—	154,430	—	154,430
Other assets	112,775	12,614	1,457,852	(13,663)	1,569,578
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	53,741	—	54,295

Total assets	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,796,992	$(2,363)	$5,794,629
Interest bearing	—	—	21,216,085	(10,101)	21,205,984

Total deposits	—	—	27,013,077	(12,464)	27,000,613

Assets sold under agreements to repurchase	—	—	2,016,752	—	2,016,752
Other short-term borrowings	—	—	866,500	(230,300)	636,200
Notes payable	790,282	385,609	601,830	—	1,777,721
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	48,182	42,120	923,138	(47,191)	966,249

Total liabilities	838,464	427,729	31,606,297	(474,955)	32,397,535

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,032	2	55,628	(55,630)	1,032
Surplus	4,141,767	4,206,708	5,859,926	(10,058,107)	4,150,294
Retained earnings (accumulated deficit)	20,353	(3,012,365)	(1,114,802)	4,118,640	11,826
Treasury stock, at cost	(444)	—	—	—	(444)
Accumulated other comprehensive (loss) income, net of tax	(102,868)	50,386	(105,826)	55,440	(102,868)

Total stockholders’ equity	4,110,000	1,244,731	4,694,926	(5,939,657)	4,110,000

Total liabilities and stockholders’ equity	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Condensed Statement of Operations (Unaudited)

	Quarter ended March 31, 2013
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest income:
Loans	$1,009	$—	$384,949	$(544)	$385,414
Money market investments	38	1	955	(39)	955
Investment securities	4,146	81	36,507	(3,378)	37,356
Trading account securities	—	—	5,514	—	5,514

Total interest income	5,193	82	427,925	(3,961)	429,239

Interest expense:
Deposits	—	—	38,358	(15)	38,343
Short-term borrowings	—	—	9,950	(168)	9,782
Long-term debt	24,758	7,276	6,645	(2,912)	35,767

Total interest expense	24,758	7,276	54,953	(3,095)	83,892

Net interest (expense) income	(19,565)	(7,194)	372,972	(866)	345,347
Provision for loan losses- non-covered loans	(40)	—	206,340	—	206,300
Provision for loan losses- covered loans	—	—	17,556	—	17,556

Net interest (expense) income after provision for loan losses	(19,525)	(7,194)	149,076	(866)	121,491

Service charges on deposit accounts	—	—	43,722	—	43,722
Other service fees	—	—	61,785	(2,982)	58,803
Trading account profit (loss)	76	—	(151)	—	(75)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(48,959)	—	(48,959)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(16,143)	—	(16,143)
FDIC loss share expense	—	—	(26,266)	—	(26,266)
Other operating income	870	2,562	16,721	(13,660)	6,493

Total non-interest income	946	2,562	30,709	(16,642)	17,575

Operating expenses:
Personnel costs	7,379	—	108,610	—	115,989
Net occupancy expenses	828	1	22,644	815	24,288
Equipment expenses	1,080	—	10,870	—	11,950
Other taxes	83	—	11,503	—	11,586
Professional fees	2,311	22	68,225	(18,423)	52,135
Communications	93	—	6,739	—	6,832
Business promotion	430	—	12,487	—	12,917
FDIC deposit insurance	—	—	9,280	—	9,280
Other real estate owned (OREO) expenses	—	—	46,741	—	46,741
Other operating expenses	(12,615)	108	35,089	(518)	22,064
Amortization of intangibles	—	—	2,468	—	2,468

Total operating expenses	(411)	131	334,656	(18,126)	316,250

Loss before income tax and equity in earnings of subsidiaries	(18,168)	(4,763)	(154,871)	618	(177,184)
Income tax expense (benefit)	515	—	(57,577)	185	(56,877)

Loss before equity in earnings of subsidiaries	(18,683)	(4,763)	(97,294)	433	(120,307)
Equity in undistributed (losses) earnings of subsidiaries	(101,624)	13,946	—	87,678	—

Net (Loss) income	$(120,307)	$9,183	$(97,294)	$88,111	$(120,307)

Comprehensive (loss) income, net of tax	$(139,447)	$2,156	$(119,034)	$116,878	$(139,447)

Condensed Statement of Operations (Unaudited)

	Quarter ended March 31, 2012
			All other
	Popular, Inc.	PNA	subsidiaries and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	eliminations	entries	Consolidated
Interest income:
Loans	$1,691	$—	$387,496	$(1,245)	$387,942
Money market investments	12	8	947	(19)	948
Investment securities	4,042	81	44,168	(3,221)	45,070
Trading account securities	—	—	5,891	—	5,891

Total interest income	5,745	89	438,502	(4,485)	439,851

Interest expense:
Deposits	—	—	51,741	(62)	51,679
Short-term borrowings	—	143	14,292	(852)	13,583
Long-term debt	23,527	8,077	8,315	(2,912)	37,007

Total interest expense	23,527	8,220	74,348	(3,826)	102,269

Net interest (expense) income	(17,782)	(8,131)	364,154	(659)	337,582
Provision for loan losses- non-covered loans	140	—	82,374	—	82,514
Provision for loan losses- covered loans	—	—	18,209	—	18,209

Net interest (expense) income after provision for loan losses	(17,922)	(8,131)	263,571	(659)	236,859

Service charges on deposit accounts	—	—	46,589	—	46,589
Other service fees	—	—	68,962	(2,923)	66,039
Trading account loss	—	—	(2,143)	—	(2,143)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	15,471	—	15,471
Adjustments (expense) to indemnity reserves on loans sold	—	—	(3,875)	—	(3,875)
FDIC loss share expense	—	—	(15,255)	—	(15,255)
Other operating income	2,952	(169)	27,644	(13,345)	17,082

Total non-interest income	2,952	(169)	137,393	(16,268)	123,908

Operating expenses:
Personnel costs	7,904	—	113,587	—	121,491
Net occupancy expenses	861	1	22,476	824	24,162
Equipment expenses	880	—	10,461	—	11,341
Other taxes	713	—	12,725	—	13,438
Professional fees	1,991	3	64,129	(18,018)	48,105
Communications	133	—	6,998	—	7,131
Business promotion	411	—	12,439	—	12,850
FDIC deposit insurance	—	—	24,926	—	24,926
Loss on early extinguishment of debt	—	—	69	—	69
Other real estate owned (OREO) expenses	—	—	14,165	—	14,165
Other operating expenses	(12,280)	110	28,543	(477)	15,896
Amortization of intangibles	—	—	2,593	—	2,593

Total operating expenses	613	114	313,111	(17,671)	296,167

(Loss) income before income tax and equity in earnings of subsidiaries	(15,583)	(8,414)	87,853	744	64,600
Income tax expense	672	—	15,321	199	16,192

(Loss) income before equity in earnings of subsidiaries	(16,255)	(8,414)	72,532	545	48,408
Equity in undistributed earnings of subsidiaries	64,663	6,006	—	(70,669)	—

Net Income (Loss)	$48,408	$(2,408)	$72,532	$(70,124)	$48,408

Comprehensive income (loss), net of tax	$47,171	$(2,088)	$69,021	$(66,933)	$47,171

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net (loss) income	$(120,307)	$9,183	$(97,294)	$88,111	$(120,307)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed losses (earnings) of subsidiaries	101,624	(13,946)	—	(87,678)	—
Provision for loan losses	(40)	—	223,896	—	223,856
Amortization of intangibles	—	—	2,468	—	2,468
Depreciation and amortization of premises and equipment	162	1	12,091	—	12,254
Net accretion of discounts and amortization of premiums and deferred fees	8,034	19	(22,310)	—	(14,257)
Fair value adjustments on mortgage servicing rights	—	—	5,615	—	5,615
FDIC loss share expense	—	—	26,266	—	26,266
Adjustments (expense) to indemnity reserves on loans sold	—	—	16,143	—	16,143
Earnings from investments under the equity method	(870)	(2,563)	(6,161)	—	(9,594)
Deferred income tax benefit	136	—	(60,849)	185	(60,528)
Loss (gain) on:
Disposition of premises and equipment	—	—	(1,468)	—	(1,468)
Sale of loans, including valuation adjustments on loans held for sale	—	—	48,959	—	48,959
Sale of foreclosed assets, including write-downs	—	—	38,363	—	38,363
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	51,000	—	51,000
Net disbursements on loans held-for-sale	—	—	(382,810)	—	(382,810)
Net (increase) decrease in:
Trading securities	(164)	—	423,400	—	423,236
Accrued income receivable	(730)	81	(9,065)	(101)	(9,815)
Other assets	(264)	47	24,806	3,592	28,181
Net increase (decrease) in:
Interest payable	—	1,809	(2,040)	(24)	(255)
Pension and other postretirement benefits obligations	—	—	1,470	—	1,470
Other liabilities	(2,427)	(3)	(26,619)	463	(28,586)

Total adjustments	105,461	(14,555)	347,820	(83,563)	355,163

Net cash (used in) provided by operating activities	(14,846)	(5,372)	250,526	4,548	234,856

Cash flows from investing activities:
Net increase in money market investments	(54)	(368)	(258,610)	368	(258,664)
Purchases of investment securities:
Available-for-sale	—	—	(736,069)	—	(736,069)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(49,018)	—	(49,018)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	497,175	—	497,175
Held-to-maturity	—	—	2,078	—	2,078
Other	—	—	35,884	—	35,884
Net repayments on loans	26,255	—	468,008	(25,954)	468,309
Proceeds from sale of loans	—	—	43,044	—	43,044
Acquisition of loan portfolios	—	—	(1,026,485)	—	(1,026,485)
Net payments to FDIC under loss sharing agreements	—	—	(107)	—	(107)
Return of capital from equity method investments	—	438	—	—	438
Capital contribution to subsidiary	(8,300)	—	—	8,300	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)
Acquisition of premises and equipment	(145)	—	(11,838)	—	(11,983)
Proceeds from sale of:
Premises and equipment	26	—	4,179	—	4,205
Foreclosed assets	—	—	71,930	—	71,930

Net cash provided by (used in) investing activities	17,782	70	(960,124)	(17,286)	(959,558)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	4,866	(8,661)	(3,795)
Assets sold under agreements to repurchase	—	—	248,923	—	248,923
Other short-term borrowings	—	—	289,000	26,000	315,000
Payments of notes payable	—	(3,000)	(45,281)	—	(48,281)
Proceeds from issuance of notes payable	—	—	14,882	—	14,882
Proceeds from issuance of common stock	1,545	—	—	—	1,545
Dividends paid	(620)	—	—	—	(620)
Treasury stock acquired	(25)	—	—	—	(25)
Capital contribution from parent	—	8,300	—	(8,300)	—

Net cash provided by financing activities	900	5,300	512,390	9,039	527,629

Net increase (decrease) in cash and due from banks	3,836	(2)	(197,208)	(3,699)	(197,073)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$4,939	$622	$242,344	$(5,615)	$242,290

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$48,408	$(2,408)	$72,532	$(70,124)	$48,408

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(64,663)	(6,006)	—	70,669	—
Provision for loan losses	140	—	100,583	—	100,723
Amortization of intangibles	—	—	2,593	—	2,593
Depreciation and amortization of premises and equipment	161	1	11,594	—	11,756
Net accretion of discounts and amortization of premiums and deferred fees	6,920	28	(10,863)	(162)	(4,077)
Fair value adjustments on mortgage servicing rights	—	—	(784)	—	(784)
Fair value change in equity appreciation instrument	—	—	—	—	—
FDIC loss share expense	—	—	15,255	—	15,255
Amortization of prepaid FDIC assessment	—	—	24,926	—	24,926
Adjustments (expense) to indemnity reserves on loans sold	—	—	3,875	—	3,875
(Earnings) losses from investments under the equity method	(2,952)	170	(12,620)	—	(15,402)
Deferred income tax expense	468	—	3,751	199	4,418
Loss (gain) on:
Disposition of premises and equipment	—	—	(6,284)	—	(6,284)
Sale of loans, including valuation adjustments on loans held for sale	—	—	(15,471)	—	(15,471)
Sale of foreclosed assets, including write-downs	—	—	10,163	—	10,163
Acquisitions of loans held-for-sale	—	—	(76,118)	—	(76,118)
Proceeds from sale of loans held-for-sale	—	—	63,460	—	63,460
Net disbursements on loans held-for-sale	—	—	(223,500)	—	(223,500)
Net (increase) decrease in:
Trading securities	—	—	270,691	—	270,691
Accrued income receivable	(643)	73	(613)	(174)	(1,357)
Other assets	719	99	14,521	10,673	26,012
Net increase (decrease) in:
Interest payable	—	2,525	(4,815)	41	(2,249)
Pension and other postretirement benefits obligations	—	—	4,720	—	4,720
Other liabilities	(2,766)	(11)	(705)	1,061	(2,421)

Total adjustments	(62,616)	(3,121)	174,359	82,307	190,929

Net cash (used in) provided by operating activities	(14,208)	(5,529)	246,891	12,183	239,337

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,046	(13,973)	71,925	(10,087)	71,911
Purchases of investment securities:
Available-for-sale	—	—	(529,445)	—	(529,445)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(47,629)	—	(47,629)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	388,472	—	388,472
Held-to-maturity	—	—	1,539	—	1,539
Other	—	—	31,800	—	31,800
Net repayments on loans	37,014	—	191,114	(37,055)	191,073
Proceeds from sale of loans	—	—	21,304	—	21,304
Acquisition of loan portfolios	—	—	(140,005)	—	(140,005)
Net payments from FDIC under loss sharing agreements	—	—	20,896	—	20,896
Capital contribution to subsidiary	(50,000)	—	—	50,000	—
Mortgage servicing rights purchased	—	—	(474)	—	(474)
Acquisition of premises and equipment	(199)	—	(12,099)	—	(12,298)
Proceeds from sale of:
Premises and equipment	6	—	11,940	—	11,946
Foreclosed assets	—	—	25,923	—	25,923

Net cash provided by (used in) investing activities	10,867	(13,973)	35,011	2,858	34,763

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(720,912)	(24,994)	(745,906)
Assets sold under agreements to repurchase	—	—	(51,601)	24,060	(27,541)
Other short-term borrowings	—	(30,500)	448,400	37,100	455,000
Payments of notes payable	—	—	(22,284)	—	(22,284)
Proceeds from issuance of notes payable	—	—	2,719	—	2,719
Proceeds from issuance of common stock	2,062	—	—	—	2,062
Dividends paid	(620)	—	—	—	(620)
Treasury stock acquired	(6)	—	—	—	(6)
Capital contribution from parent	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	1,436	19,500	(343,678)	(13,834)	(336,576)

Net decrease in cash and due from banks	(1,905)	(2)	(61,776)	1,207	(62,476)
Cash and due from banks at beginning of period	6,365	932	534,796	(6,811)	535,282

Cash and due from banks at end of period	$4,460	$930	$473,020	$(5,604)	$472,806

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 32 to the consolidated financial statements presents information about the Corporation’s business segments. As of March 31, 2013, the Corporation had a 48.5% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. On April 12, 2013, EVERTEC completed an initial public offering of its common stock. In conjunction with this offering, the Corporation sold a number of shares held in EVERTEC, retaining a stake of 33.5%. Refer to additional information on Note 33, Subsequent events.

Effective December 31, 2012, Popular Mortgage, which was a wholly-owned subsidiary of BPPR prior to that date, was merged with and into BPPR as part of an internal reorganization. Popular Mortgage currently operates as a division of BPPR.

OVERVIEW

For the quarter ended March 31, 2013, the Corporation recorded a net loss of $120.3 million, compared with net income of $48.4 million for the same quarter of the previous year. The results for the first quarter of 2013 reflected an after tax loss of $180.6 million on a bulk sale of assets, most of which were in non-performing status, and valuation adjustments. Excluding the impact of this transaction the adjusted net income would have been $60.3 million.

Recent significant events

•

On April 12, 2013 EVERTEC, Inc. (“EVERTEC” or the “Company”) completed an initial public offering (“IPO”) of 25.3 million shares of common stock, raising approximately $505.3 million. In connection with the IPO, EVERTEC sold 6.3 million shares of newly issued common stock in the offering and Apollo Global Management LLC (“Apollo”) and Popular, respectively, sold 13.7 million and 8.8 million shares of the Company, retaining a stake of 29.1% and 33.5%, respectively.

On April 30, 2013, EVERTEC refinanced all of its outstanding debt. As part of this refinancing, Popular will receive payment in full for its portion of the EVERTEC debt held by it. As a result of these transactions, Popular will recognize an after-tax gain of approximately $171.0 million during the second quarter of 2013, comprised of the following:

•	$130.5 million gain on the sale of its previously held EVERTEC common stock

•	$45.6 million gain on its investment in EVERTEC resulting from the issuance of the new common stock by EVERTEC

•	An estimated $5.3 million gain from the repayment of the debt

•	An estimated $5.7 million from the accelerated payment of contractual consulting fees

•	A loss of approximately $16.1 million from Popular’s proportionate share of EVERTEC’s debt prepayment penalty, consulting fees and other related costs

After the transaction, Popular’s investment in EVERTEC will have a book value of $74.9 million. Total cash proceeds received by Popular from the sale of the shares and repayment of the debt were $257.3 million.

•

On March 25, 2013, BPPR completed a sale of assets with a book value of $509 million, of which $501 million were in non-performing status, comprised of commercial and construction loans, and commercial and single-family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987 million to a newly created joint venture. BPPR retained a 24.9% equity interest in the joint venture. BPPR provided seller financing for approximately $182.4 million to fund a portion of the purchase price and certain closing costs. In addition, BPPR provided financing of $65.0 million to cover cost-to-complete amounts and expenses of certain assets, as well as certain expenses of the purchasing entity. This transaction resulted in an after-tax loss of $174.4 million.

Financial highlights for the quarter ended March 31, 2013

•

Taxable equivalent net interest income was $355.6 million for the first quarter of 2013, down $8.3 million, or 2%, from the same quarter of the prior year. However, net interest margin increased by 13 basis points from 4.39% to 4.52% mainly resulting from a reduction in the average cost of funds by 24 basis points primarily from time deposits and other short-term borrowings as a result of the Corporation’s strategy to continue to reduce its funding costs. In addition, the cost of funds in the medium and long-term debt category decreased due to maturities of FHLB advances. The net interest margin also benefited from a higher yield on covered loans by 131 basis points as a result of reductions in expected losses accompanied by higher than expected actual cash flows for various pools. The average yield in the Corporation’s earning assets decreased by 10 basis points, mainly from lower yields on investment securities and non-covered loans. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

The Corporation continued to make significant progress in credit quality during the quarter, reflective of key strategies executed to reduce non-performing loans, as well as stabilizing economic conditions and improvements in the underlying quality of the loan portfolios. Credit metrics showed steady improvements with non-performing assets, non-performing loans held-in portfolio, and net charge-offs reaching their lowest points in the credit cycle. Non-performing loans held-in-portfolio were down 55% than peak levels in the third quarter of 2010. The ratio of annualized net charge-offs to average non-covered loans held-in-portfolio (excluding the impact of the bulk sale of assets) decreased to 1.55%, reaching the lowest level since 2008. Also, non-covered OREO decreased by $112 million from December 31, 2012, primarily as a result of the bulk sale of assets during the quarter ended March 31, 2013.

Provision for loan losses totalled $223.9 million for the first quarter of 2013 compared with $100.7 million for the same quarter of 2012. The provision for loan losses includes the impact of $148.8 million related to the bulk loan sale completed during the first quarter of 2013. Excluding the impact of the sale, the provision for loan losses for the first quarter of 2013 would have been $75.1 million, a decline of $25.6 million from the first quarter of 2012. Excluding the impact of the bulk sale, the provision for loan losses for non-covered loans for the first quarter of 2013 reflected lower net charge-offs by $26.8 million, with decreases in both the P.R. and U.S mainland operations, primarily in the commercial loan portfolio. Also, the allowance for loan losses for non-covered loans decreased across all loan portfolios as a result of continued improvement in credit trends, except for the mortgage portfolio. The mortgage portfolio experienced higher reserve requirements prompted by higher loss trends, and higher specific reserves for loans restructured under loss mitigation programs.

In addition, non-covered non-performing loans held-in-portfolio declined by $375 million to $1.1 billion, down 26% from December 31, 2012, mainly due to the impact of the sale of NPLs with book value of approximately $333 million. Excluding the impact of the bulk sale, NPLs held-in-portfolio decreased by $42 million, with reductions reflected in both the P.R and U.S. mainland operations.

These improvements in credit quality during the first quarter of 2013 led to a decrease in the allowance for loan losses to non-covered loans held-in-portfolio ratio from 2.96% at December 31, 2012 to 2.70% at March 31, 2013. The general and specific reserves related to non-covered loans amounted to $460 million and $124 million, respectively, at March 31, 2013, compared with $511 million and $111 million, respectively, at December 31, 2012. The decrease in the general reserve component was mainly driven by lower loss trends in the commercial loan portfolios, partially offset by higher general reserves in the consumer and residential mortgage portfolio of the BPPR reportable segment. The increase in the specific reserves is primarily driven by consumer troubled debt restructured loans of the BPPR reportable segment.

•

Non-interest income decreased by $106.3 million or 86% to $17.6 million for the quarter ended March 31, 2013, compared with $123.9 million for the same quarter in the previous year. This decrease was mainly attributed to:

•	a decrease of $7.2 million in other service fees mainly due to negative valuation adjustments on mortgage servicing rights;

•	the loss on the bulk sale of loans amounting to $61.4 million, which includes an unfavorable valuation adjustment on loans held for sale transferred to held-in-portfolio of $8.8 million;

•	an increase of $12.3 million in adjustments to the indemnity reserves on loans sold, due mainly to $10.7 million recorded in connection with the bulk sale of non-performing loans;

•

an unfavorable variance in the FDIC loss share expense due to higher amortization of the indemnification asset related to lower expected losses and a change in the fair value of the contingent payment obligation, offset by the mirror accounting of higher expenses which are 80% reimbursable by the FDIC; and

•	lower other operating income from investments under the equity method and the impact of a gain on the sale of a real estate property used by BPPR in the first quarter of 2012.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•

Total operating expenses increased by $20.1 million or 7% for the first quarter of 2013, when compared with the same quarter of the previous year, principally due to higher OREO expenses by $32.6 million mainly as a result of a loss of $37.0 million on the bulk sale of commercial and single-family real estate owned completed during this quarter. This negative variance was partially offset by a decrease in FDIC deposit insurance of $15.6 million due to the recognition of a credit assessment of $11.3 million during the first quarter of 2013, as a result of revisions in the deposit-insurance premium calculation and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012. Refer to the Operating Expenses section in this MD&A for additional explanations on the factors that influenced the variances in the different operating expense categories.

•

Income tax benefit amounted to $56.9 million for the quarter ended March 31, 2013, compared with an income tax expense of $16.2 million for the same period of the previous year, primarily due to the loss recognized by the Puerto Rico operations on the bulk sale of non-performing assets. Refer to the Income Taxes section of this MD&A for additional factors that affected this variance.

•	Total assets amounted to $36.9 billion at March 31, 2013, compared with $36.5 billion at December 31, 2012. The increase in total assets was attributed to:

•	an increase in cash and money market accounts of $62 million, mainly due to increases in deposits and borrowings;

•

a $237 million increase in securities available-for-sale resulting from purchases of agency collateralized mortgage obligations and obligations from U. S. Government sponsored entities, mainly at BPNA;

•

an increase in the non-covered loans held-in-portfolio of $651 million, due to purchases of $860 million (in unpaid principal balance) of mortgage loans in the P.R. operations, partially offset by a decrease of $108 million in non-covered commercial loans held-in-portfolio as a result of the aforementioned bulk sale of non-performing assets; partially offset by

•	a decrease of $394 million in the covered loan portfolio due to the resolution of a large relationship and the normal covered loan portfolio run-off; and

•	a decrease in loans held-for-sale of $153 million and non-covered OREO of $112 million, mainly as a result of the bulk sale of non-performing assets.

•

The Corporation’s borrowings amounted to $5.0 billion at March 31, 2013, compared with $4.4 billion at December 31, 2012. The increase in borrowings was mainly driven by an increase in assets sold under agreements to repurchase and other short-term borrowings by $0.2 billion and $0.3 billion, respectively, due to FHLB of NY advances, which were used in part to fund mortgage loan purchases and investment securities during the quarter ended March 31, 2013.

•

Stockholders’ equity decreased by $139 million from December 31, 2012 to March 31, 2013, mainly as a result of the net loss for the quarter and a decrease of $24 million in unrealized gains on securities available-for-sale. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 16.52% at March 31, 2013, while the tangible common equity ratio at March 31, 2013 was 8.89%. Refer to Table 20 for capital ratios and Table 21 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters ended March 31, 2013 and 2012.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2012 Annual Report, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial highlights

Financial Condition Highlights				Average for the first quarter
(In thousands)	March 31, 2013	December 31, 2012	Variance	March 31, 2013	March 31, 2012	Variance
Money market investments	$1,344,244	$1,085,580	$258,664	$1,102,983	$1,095,294	$7,689
Investment and trading securities	5,961,099	5,726,986	234,113	5,868,382	5,666,127	202,255
Loans	25,197,686	25,093,632	104,054	24,766,993	24,938,842	(171,849)
Earning assets	32,503,029	31,906,198	596,831	31,738,358	31,700,262	38,096
Total assets	36,942,714	36,507,535	435,179	36,361,797	36,555,815	(194,018)
Deposits*	27,013,217	27,000,613	12,604	26,837,059	27,257,768	(420,709)
Borrowings	4,969,344	4,430,673	538,671	4,491,795	4,364,646	127,149
Stockholders’ equity	3,971,143	4,110,000	(138,857)	3,959,085	3,752,817	206,268

*	Average deposits exclude average derivatives.

Operating Highlights	First Quarter
(In thousands, except per share information)	2013	2012	Variance
Net interest income	$345,347	$337,582	$7,765
Provision for loan losses - non-covered loans	206,300	82,514	123,786
Provision for loan losses - covered loans	17,556	18,209	(653)
Non-interest income	17,575	123,908	(106,333)
Operating expenses	316,250	296,167	20,083

Income (loss) before income tax	(177,184)	64,600	(241,784)
Income tax expense (benefit)	(56,877)	16,192	(73,069)

Net income (loss)	$(120,307)	$48,408	$(168,715)

Net income (loss) applicable to common stock	$(121,237)	$47,477	$(168,714)

Net income (loss) per common share - basic and diluted	$(1.18)	$0.46	$(1.64)

	First Quarter
Selected Statistical Information	2013	2012
Common Stock Data
Market price
High	$28.92	$23.00
Low	21.70	14.30
End	27.60	20.50
Book value per common share at period end	37.98	38.14

Profitability Ratios
Return on assets	(1.34)%	0.53%
Return on common equity	(12.58)	5.16
Net interest spread (taxable equivalent)	4.28	4.14
Net interest margin (taxable equivalent)	4.52	4.39

Capitalization Ratios
Average equity to average assets	10.89%	10.27%
Tier I capital to risk-weighted assets	16.52	16.51
Total capital to risk-weighted assets	17.80	17.79
Leverage ratio	11.07	11.10

Other Matters

Non-Binding Letter of Intent to Sell Portfolio of Non-Performing Residential Mortgage Loans

On May 6, 2013, BPPR entered into a non-binding letter of intent with an unrelated third party with respect to the sale of a portfolio of non-performing residential mortgage loans, with an unpaid principal balance of approximately $595 million and book value of approximately $515 million. The non-binding letter of intent contemplates that BPPR would have the option to acquire a 10% beneficial interest in the pool of mortgage loans following the closing date.

The non-binding letter of intent contemplates a purchase price of approximately $290 million, or 48.75% of the unpaid principal balance of the loans as of the agreed cut-off date. To the extent that BPPR exercises its option to acquire a 10% beneficial interest in the pool of mortgage loans there would be a corresponding 10% reduction in the total net cash proceeds. The contemplated transaction is subject to numerous conditions, including due diligence, which may result in a reduction in the amount of loans sold, as well as a reduction in the purchase price.

The non-binding letter of intent contemplates that the terms of the transaction would be finalized and the transaction closed in the second quarter of 2013. In connection with the proposed transaction, the Corporation has determined its intent to sell the mortgage loans and therefore the loans will be transferred to loans held for sale and marked to market in the second quarter, resulting in an after-tax loss of approximately $135 million, irrespective of whether this transaction is consummated.

There can be no assurances that the transaction contemplated by the non-binding letter of intent will be consummated on the terms proposed, if at all.

Discussions with the FDIC Regarding Reimbursement for WesternBank Loans

The Corporation’s Annual Report on Form 10-K includes a discussion of the terms of BPPR’s loss share arrangements with the FDIC under “Risk Factors--Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.” As described in the Form 10-K, BPPR has not received reimbursement for $71.1 million of loss-share claims related to the June 30, 2012 quarter, which have not been paid because of a difference of approximately $26.2 million related to the methodology for the computation of charge-offs for certain late stage real estate collateral dependent loans. Our methodology is consistent with our charge-off policy for non-covered assets and conforms with our regulatory supervisory criteria. We are currently in discussion with the FDIC regarding our charge-off policy and the commercial loss share agreement with the FDIC. To the extent we are not able to successfully resolve this matter either through discussions with the FDIC or the applicable dispute resolution provisions of the commercial loss share agreement, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. As of March 31, 2013, we had unbilled shared-loss claims relating to periods subsequent to June 30, 2012 of approximately $229.6 million under the commercial loss share agreement with the FDIC related to late stage real estate collateral dependent loans, determined as described above. If the reimbursement amount for these additional claims for periods from June 30, 2012 through March 31, 2013 were calculated in accordance with the FDIC’s methodology, the amount of such claims would be reduced by approximately $83.1 million. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration of the commercial loss share agreement in April 2015, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Proposed Sale of Common Stock by Junior Investment Corporation

As disclosed in the proxy statement for our 2013 annual stockholders’ meeting, Junior Investment Corporation (“Junior Investment”), a family investment vehicle in which Richard L. Carrión, our Chairman, President and Chief Executive Officer, has an equity interest, owns 1,012,588 shares of the Corporation’s common stock, of which 463,380 shares are pledged as collateral to secure a loan by an unaffiliated bank. Mr. Carrión is the President of Junior Investment. Approximately 99.5% of the equity interests in Junior Investment are owned by Mr. Carrión and his five siblings. The remaining equity interests are owned by two other relatives. Mr. Carrión has informed the Corporation that, in connection with the repayment of the loan that is secured by the shares of the Corporation’s common stock owned by Junior Investment, Junior Investment intends to sell approximately 420,000 to 460,000 shares of the Corporation’s common stock, including all or substantially all the shares of the Corporation’s common stock pledged as collateral for the loan, on the open market prior to the close of the “window” period ending on May 31, 2013. Junior Investment expects to use the majority of the proceeds of the sale of shares of the Corporation’s common stock to repay the loan (which has a principal balance of approximately $10.4 million). In addition, in connection with the sale of the Corporation’s common stock, the holders of equity interests in Junior Investment will receive approximately $1.75 million in the aggregate in cash from the proceeds of the sale of shares of the Corporation’s common stock, including approximately $250,000 to be received by Mr. Carrión, and certain holders of equity in Junior Investment (other than Mr. Carrión) will receive additional common stock of Junior Investment. As a result of the foregoing transactions, Mr. Carrión’s common stock interest in Junior Investment will be reduced from 18.27% to 16.58%. Mr. Carrión continues to own 295,989 shares of the Corporation’s common stock directly.

Proposed Changes to the Sales and Use Tax Provisions of the Puerto Rico Internal Revenue Code

The Puerto Rico Legislature has under its consideration House Bill 1073 and Senate Bill 544. Both bills propose several changes to the Puerto Rico Internal Revenue Code of 2011 aimed to increase revenue and reduce the budget deficit. The most notable of such changes is the elimination of certain exemptions to the sales and use tax provisions, including the exemption for services rendered to a business (such as the Corporation and its subsidiaries). If these legislative proposals are enacted into law in their current form, the Corporation estimates they will have a negative impact on our operating expenses of approximately $20 million on an annualized basis.

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2012 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). Also, refer to Note 2 to the consolidated financial statements included in the 2012 Annual Report for a summary of the Corporation’s significant accounting policies.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended March 31, 2013 as compared with the same period in 2012, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter ended March 31, 2013 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-30, of $3.4 million related to those items, compared with a favorable impact of $5.1 million for the same period in 2012. The benefit reduction is mainly related to a higher amortization of premium for acquired mortgages.

The increase in the net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2013 was mostly related to a reduction in the average cost of sources of funds. Management continues its efforts to lower the cost of deposits throughout the Corporation. This is reflected in the various deposit categories presented in Table 2. The Now and money market category benefits from a higher balance of brokered deposits, which carry a lower cost of funds. Brokered deposits account for approximately 55% of the increase in average volume experienced within this category. The Savings category reflects cost reductions implemented within the Puerto Rico franchise while the Time deposits category reflects both the effect of cost reductions implemented by Management and a reduced cost of brokered certificates of deposits. In addition, collections made from the FDIC related to losses incurred on covered loans and an increase in the average balance of non-interest bearing deposits have assisted in managing the attrition experienced within the time deposits category, of which approximately 38% is due to a reduction in the use of brokered certificates of deposits. During the period from April 1, 2012 to March 31, 2013 the Corporation collected approximately $441 million related to losses incurred on covered loans. This contributes to the increase in average balance exhibited in the other sources of funds category. The reduction experienced in the cost of the other medium and long-term debt category was mainly the result of maturities of Federal Home Loan Bank advances.

In addition to a lower cost of funds, the net interest margin also benefited from a higher yield in the covered loans category. The higher yield resulted mainly from reductions in expected losses identified during the quarterly loss reassessment process as well higher than expected actual cash flows for various pools during the quarter ended March 31, 2013.

The benefits derived from the items previously discussed were partially offset by a lower yield of investment securities and a lower yield for both commercial and mortgage loans. The reduction in the yield of investment securities was mainly caused by reinvestment of cash flows in lower yielding collateralized mortgage obligations and U.S. Agency securities. The reduction in the yield of commercial loans occurred mainly within the U.S. operations as the average yield for commercial loans decreased by 21 basis-points, from 5.53% to 5.32%. This reduction was mainly due to lower interest income collected on loans coming out of non-performing status. The mortgage loan category presents a substantial increase in average volume, the result of strong originations; strategic purchases during the quarter ended March 31, 2013, as well as loan repurchase activity. These activities contribute to a lower yield in the mortgage loan category since originations and purchases will carry a lower yield than the overall portfolio. In addition, loans that had to be repurchased during 2012, pursuant to recourse agreements, will also exert negative pressure in the mortgage loan yield. It is important to note that during the quarter ended March 31, 2013 the Corporation accounted for these impaired loan repurchases pursuant to ASC Subtopic 310-30, therefore an accretable yield will be determined based on the cash flows expected to be collected, and recorded into income based on the expected life of the loans. These loans, which are delinquent at the time of repurchase, are put through loss mitigation programs for potential restructuring.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2013	2012	Variance	2013	2012	Variance		2013	2012	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,103	$1,095	$8	0.35%	0.35%	—%	Money market investments	$955	$948	$7	$(19)	$26
5,441	5,215	226	3.01	3.75	(0.74)	Investment securities	40,968	48,940	(7,972)	(7,977)	5
427	451	(24)	5.92	6.01	(0.09)	Trading securities	6,237	6,730	(493)	(148)	(345)

6,971	6,761	210	2.77	3.35	(0.58)	Total money market, investment and trading securities	48,160	56,618	(8,458)	(8,144)	(314)

						Loans:
10,078	10,444	(366)	4.86	4.96	(0.10)	Commercial	120,772	128,866	(8,094)	(3,664)	(4,430)
369	523	(154)	3.92	5.03	(1.11)	Construction	3,566	6,535	(2,969)	(1,287)	(1,682)
543	555	(12)	8.36	8.67	(0.31)	Leasing	11,334	12,021	(687)	(430)	(257)
6,410	5,464	946	5.35	5.72	(0.37)	Mortgage	85,683	78,146	7,537	(5,343)	12,880
3,853	3,661	192	10.29	10.17	0.12	Consumer	97,743	92,591	5,152	1,380	3,772

21,253	20,647	606	6.06	6.19	(0.13)	Sub-total loans	319,098	318,159	939	(9,344)	10,283
3,514	4,292	(778)	8.31	7.00	1.31	Covered loans	72,184	74,764	(2,580)	12,170	(14,750)

24,767	24,939	(172)	6.38	6.33	0.05	Total loans	391,282	392,923	(1,641)	2,826	(4,467)

$31,738	$31,700	$38	5.59%	5.69%	(0.10)%	Total earning assets	$439,442	$449,541	$(10,099)	$(5,318)	$(4,781)

						Interest bearing deposits:
$5,696	$5,246	$450	0.41%	0.47%	(0.06)%	NOW and money market [1]	$5,798	$6,071	$(273)	$(812)	$539
6,718	6,507	211	0.26	0.39	(0.13)	Savings	4,314	6,265	(1,951)	(2,128)	177
8,832	10,291	(1,459)	1.30	1.54	(0.24)	Time deposits	28,231	39,343	(11,112)	(6,231)	(4,881)

21,246	22,044	(798)	0.73	0.94	(0.21)	Total deposits	38,343	51,679	(13,336)	(9,171)	(4,165)

2,722	2,511	211	1.46	2.18	(0.72)	Short-term borrowings	9,782	13,583	(3,801)	(4,437)	636
503	473	30	15.94	15.91	0.03	TARP funds [2]	20,032	18,796	1,236	38	1,198
1,267	1,381	(114)	4.98	5.28	(0.30)	Other medium and long-term debt	15,735	18,211	(2,476)	(1,010)	(1,466)

25,738	26,409	(671)	1.31	1.55	(0.24)	Total interest bearing liabilities	83,892	102,269	(18,377)	(14,580)	(3,797)

						Non-interest bearing
5,591	5,213	378				demand deposits
409	78	331				Other sources of funds

$31,738	$31,700	$38	1.07%	1.30%	(0.23)%	Total source of funds	83,892	102,269	(18,377)	(14,580)	(3,797)

			4.52%	4.39%	0.13%	Net interest margin

						Net interest income on a taxable equivalent basis	355,550	347,272	8,278	$9,262	$(984)

			4.28%	4.14%	0.14%	Net interest spread

						Taxable equivalent adjustment	10,203	9,690	513

						Net interest income	$345,347	$337,582	$7,765

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses totaled $223.9 million for the quarter ended March 31, 2013 compared with $100.7 million for the same period in 2012. The provision for loan losses for the quarter ended March 31, 2013 includes the impact of $148.8 million related to a bulk loan sale completed during the quarter. Excluding the impact of the sale, the provision for the first quarter was $75.1 million, declining by $25.6 million from the first quarter of 2012.

The provision for loan losses for the non-covered loan portfolio increased by $123.8 million when compared to the first quarter of 2012, mainly due to the impact of the loan sale. Excluding the impact of the sale, the provision for non-covered loan portfolio for the first quarter was $57.5 million, declining by $25.0 million from the first quarter of 2012. The decrease in the provision reflects the improvements in credit quality, as underlying losses and non-performing loans continue to trend downwards both at BPPR and BPNA.

The provision for loan losses for the covered loan portfolio remained stable at $18 million when compared to the first quarter of 2012,

Refer to the Overview, Reportable Segments and Credit Risk Management and Loan Quality sections of this MD&A for an explanation of the main factors for the reduction in the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 3 for a breakdown on non-interest income by major categories for the quarters ended March 31, 2013 and 2012.

Table 3 - Non-interest income

	Quarter ended March 31,
(In thousands)	2013	2012	Variance
Service charges on deposit accounts	$43,722	$46,589	$(2,867)

Other service fees:
Mortgage servicing fees, net of fair value adjustments	5,631	12,931	(7,300)
Insurance fees	12,073	12,390	(317)
Credit card fees and discounts	14,691	12,559	2,132
Debit card fees	8,470	9,165	(695)
Sale and administration of investment products	8,717	8,889	(172)
Trust fees	4,458	4,081	377
Processing fees	—	1,774	(1,774)
Other fees	4,763	4,250	513

Total other service fees	58,803	66,039	(7,236)

Trading account loss	(75)	(2,143)	2,068
Net (loss) gain on sale of loans, including valuation adjustment on loans held-for-sale	(48,959)	15,471	(64,430)
Adjustment (expense) to indemnity reserves on loans sold	(16,143)	(3,875)	(12,268)
FDIC loss share expense	(26,266)	(15,255)	(11,011)
Other operating income	6,493	17,082	(10,589)

Total non-interest income	$17,575	$123,908	$(106,333)

The decrease in non-interest income for the quarter ended March 31, 2013, when compared with the same period of the previous year, was attributed to the following factors:

•

A decrease of $7.2 million in other service fees primarily due to unfavorable valuation adjustments on mortgage servicing rights, partially offset by higher credit card fees resulting from higher interchange fees from the credit card portfolio.

•

A $64.4 million decrease in net gain on sale of loans, net of valuation adjustments on loans held-for-sale. This decrease was principally driven by the loss of $61.4 million related to the bulk sale of non-performing commercial and construction loans, which includes an unfavorable valuation adjustment on loans held-for-sale transferred to held-in-portfolio of approximately $8.8 million.

•	An increase of $12.3 million in adjustments to indemnity reserves on loans sold, mainly as a result of $10.7 million recorded in connection with the bulk sale of non-performing loans.

•

Unfavorable variance in FDIC loss share expense of $11.0 million. This unfavorable variance was the result of higher amortization of the FDIC loss share asset due to a decrease in expected losses and a change in the fair value in the true up payment obligation, partially offset by a favorable impact from the mirror accounting on the 80% FDIC coverage for reimbursable loan-related expenses on covered loans. Refer to Table 4 for a breakdown of FDIC loss share (expense) income by major categories.

•

Lower other operating income by $10.6 million principally in the BPPR reportable segment due to lower net earnings on investments accounted for under the equity method by $4.6 million and an unfavorable variance resulting from a $4.6 million gain on the sale of a real estate property that was owned and previously used by BPPR which was sold during the first quarter of 2012.

The following table provides a summary of the gross revenues derived from the assets acquired in the FDIC- assisted transaction during the quarters ended March 31, 2013 and 2012:

Table 4 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2013	2012
Interest income:
Interest income on covered loans, except for discount accretion on ASC 310-20 covered loans	$72,184	$74,764
Discount accretion on ASC 310-20 covered loans	—	—

Total interest income on covered loans	72,184	74,764

FDIC loss share (expense) income:
(Amortization) accretion of loss share indemnification asset	(40,204)	(29,375)
80% mirror accounting on credit impairment losses[1]	14,045	13,422
80% mirror accounting on reimbursable expenses	7,783	2,267
80% mirror accounting on discount accretion for loans and unfunded commitments accounted for under ASC 310-20	(193)	(248)
Change in true-up payment obligation	(6,775)	(1,622)
Other	(922)	301

Total FDIC loss share (expense) income	(26,266)	(15,255)

Fair value change in equity appreciation instrument	—	—
Amortization of contingent liability on unfunded commitments (included in other operating income)	242	310

Total revenues	46,160	59,819

Provision for loan losses	17,556	18,209

Total revenues less provision for loan losses	$28,604	$41,610

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended March 31,
(In millions)	2013	2012
Covered loans	$3,513	$4,292
FDIC loss share asset	1,394	1,903

Operating Expenses

Table 5 provides a breakdown of operating expenses by major categories.

Table 5 - Operating expenses

	Quarters ended March 31,
(In thousands)	2013	2012	Variance
Personnel costs:
Salaries	$73,345	$76,899	$(3,554)
Commissions, incentives and other bonuses	15,475	12,726	2,749
Pension, postretirement and medical insurance	15,238	18,425	(3,187)
Other personnel costs, including payroll taxes	11,931	13,441	(1,510)

Total personnel costs	115,989	121,491	(5,502)

Net occupancy expenses	24,288	24,162	126
Equipment expenses	11,950	11,341	609
Other taxes	11,586	13,438	(1,852)
Professional fees:
Collections, appraisals and other credit related fees	10,654	12,558	(1,904)
Programming, processing and other technology services	25,595	24,561	1,034
Other professional fees	15,886	10,986	4,900

Total professional fees	52,135	48,105	4,030

Communications	6,832	7,131	(299)
Business promotion	12,917	12,850	67
FDIC deposit insurance	9,280	24,926	(15,646)
Loss on early extinguishment of debt	—	69	(69)
Other real estate owned (OREO) expenses	46,741	14,165	32,576
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	4,975	4,681	294
Transportation and travel	1,476	1,471	5
Printing and supplies	887	1,034	(147)
All other	14,726	8,710	6,016

Total other operating expenses	22,064	15,896	6,168

Amortization of intangibles	2,468	2,593	(125)

Total operating expenses	$316,250	$296,167	$20,083

Operating expenses for the quarter ended March 31, 2013 increased by $20.1 million when compared with the quarter ended March 31, 2012. The increase in operating expenses was impacted by the following main factors:

•

an increase in OREO expenses by $32.6 million, principally as a result of the loss of $37.0 million on the bulk sale of commercial and single-family real estate owned completed during this quarter and higher OREO expenses;

•	an increase in the “other operating expenses” caption by $6.2 million, mainly due to:

•

higher provision for unused commitments by $4.9 million, mostly at the BPPR segment, due to a reversal recorded during the first quarter of 2012, resulting from lower expected disbursements on unfunded commitments;

•	higher other general operating expenses by $2.7 million, mostly at BPPR, due to reimbursable expenses (mostly escrow funds and municipal taxes) from the FDIC loss-sharing agreement; offset by

•

lower provision for operational losses by $4.4 million at both BPPR and BPNA. The decrease at BPPR of $1.4 million was related to certain servicing and foreclosure expenses, while the BPNA decrease of $2.8 million was due to a litigation settlement accrued during the first quarter of 2012.

•	an increase in professional fees by $4.0 million, mostly at BPPR, due to higher appraisal, attorneys and consumer servicing fees.

The above variances were partially offset by:

•

a decrease in FDIC deposit insurance of $15.6 million, mainly due to the recognition of a credit assessment of $11.3 million during the first quarter of 2013, as a result of revisions in the deposit-insurance premium calculation, and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012; and

•

a decrease in personnel costs of $5.5 million, mainly due to lower pension plan expenses due to an actuarial adjustment of $1.6 million at BPPR during this quarter, a decrease in medical expenses due to lower claim activity at BPNA during 2013 and lower other personnel costs mainly due to a severance accrual of $1.4 million in the first quarter of 2012, as part of the Corporation’s employee exit program; partially offset by higher incentives and commissions, both at BPPR.

INCOME TAXES

Income tax benefit amounted to $56.9 million for the quarter ended March 31, 2013, compared with an income tax expense of $ 16.2 million for the same quarter of 2012. The decrease in income tax expense was primarily on the Puerto Rico operations due to the loss generated by the sale of non-performing assets that took place during the first quarter of 2013.

The components of income tax (benefit) expense for the quarters ended March 31, 2013 and 2012 are included in the following table.

Table 6 – Components of Income Tax (Benefit) Expense

	Quarters ended
	March 31, 2013		March 31, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(53,155)	30%	$19,380	30%
Net benefit of net tax exempt interest income	(7,418)	4	(7,014)	(11)
Deferred tax asset valuation allowance	(3,425)	2	1,167	2
Non-deductible expenses	6,010	(3)	5,639	9
Difference in tax rates due to multiple jurisdictions	(2,059)	1	(3,207)	(5)
Effect of income subject to preferential tax rate	2,137	(1)	(971)	(2)
Others	1,033	(1)	1,198	2

Income tax (benefit) expense	$(56,877)	32%	$16,192	25%

Refer to Note 30 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of March 31, 2013.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 32 to the consolidated financial statements.

The Corporate group reported a net loss of $29.2 million for the quarter ended March 31, 2013, compared with a net loss of $28.3 million for the same quarter of the previous year.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net loss amounted to $108.8 million for the quarter ended March 31, 2013, compared with a net income of $66.9 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

higher net interest income by $14.8 million, or 5%, mostly due to a reduction of $9.2 million in deposits costs, or 19 basis points, related to continuing progress in repricing the deposit base and $6.2 million in the cost of borrowings mainly as a result of maturities of Federal Home Loan Bank advances. In addition to a lower cost of funds, an increase of approximately $583 million in the average volume of the non-covered loan portfolio resulted in a higher interest income of $7.7 million. The non-covered mortgage loan category reflected the highest increase in average volume as a result of strong originations, strategic purchases and loan repurchase activity, all of which carry a lower yield than the overall portfolio. Partially offsetting the favorable impacts in net interest income was a reduction of approximately $5.6 million in interest income from money market, investment and trading securities due to a lower yield of investment securities mainly caused by reinvestment of cash flows in lower yielding collateralized mortgage obligations and U.S. Agency securities. The net interest margin was 5.18% for the quarter ended March 31, 2013, compared to 4.90% for the same period in 2012;

•

higher provision for loan losses by $136 million, mostly due to the increase in the provision for loan losses on the non-covered loan portfolio of $136.7 million, mainly related to the $148.8 million impact of the bulk sale of non-performing loans. Excluding the impact of the sale, the provision for loan losses declined by $12.1 million to $55.5 million or 18%, due to positive trends in credit quality as underlying losses and non-performing loans continue to trend downwards;

•

lower non-interest income by $97.3 million, or 86%, mainly due to unfavorable variances of $55.6 million in gain on sale of loans and $6.4 million in valuation adjustments on loans held-for-sale, both driven by the loss of $61.4 million related to the bulk sale of non-performing commercial and construction loans, which includes an unfavorable valuation adjustment on loans held-for-sale transferred to loan held-in-portfolio of approximately $8.8 million. The variance was also related to FDIC loss share expense of $26.3 million recognized for the quarter ended March 31, 2013, compared with $15.3 million for the same quarter previous year. Refer to Table 4 for components of that latter variance. The decrease in non-interest income was also due to unfavorable variances of $10.3 million in adjustments to indemnity reserve mainly as a result of $10.7 million recorded in connection with the bulk sale of non-performing loans and $9.2 million in other operating income mainly due to a decrease of $4.7 million in the income from the equity investment in PRLP 2011 Holdings, LLC and to $4.6 million gain on the sale of a real estate property that was owned and previously used by BPPR which was sold during the first quarter of 2012. Also there was a decrease of $5.2 million in other service fees mostly related to unfavorable fair value adjustments on mortgage servicing rights, partially offset by higher credit card fees mainly due to higher interchange income;

•

higher operating expenses by $27.5 million, or 12%, mainly due to an increase of $35.1 million in OREO expenses, primarily related to the loss of $37.0 million on the bulk sale of commercial and single-family real estate owned and higher professional fees by $6.4 million mostly due to higher appraisal, attorneys and consumer servicing fees. Also there was an unfavorable variance of $6.2 million in other operating expenses mostly due to costs associated with the collection efforts of the covered loan portfolio, of which 80% is reimbursed by the FDIC. These unfavorable variances were partially offset by lower FDIC deposit insurance assessment by $15.7 million, mainly due to the recognition of a credit assessment of $11.3 million during the first quarter of 2013 as a result of revisions in the deposit-insurance premium calculation, and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012; and lower personnel costs by $3.0 million due to a decrease in pension plan related to an adjustment of $1.6 million recorded during this quarter which resulted from actuarial revisions to the discount rate and expected return on assets of the plan and lower other personnel costs mainly due to a severance accrual in the first quarter of 2012 as part of the Corporation’s efficiency efforts; and

•

lower income tax expense by $70.2 million, mainly due an income tax benefit of $52.9 million recognized during the first quarter of 2013, reflecting the net operating loss generated by the sale of non-performing assets, compared with an income tax expense of $17.3 million for the first quarter of 2012.

Banco Popular North America

For the quarter ended March 31, 2013, the reportable segment of Banco Popular North America reported net income of $17.3 million, compared with $9.3 million for the quarter ended March 31, 2012. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $6.1 million, or 8%, which was primarily the effect of a lower yield in the loan portfolio by 53 basis points, mainly in the commercial and construction loan categories; and a lower yield of investment securities, both decreasing net interest income by $10.1 million. The unfavorable impact resulting from these reductions was partially offset by a $4.2 million decrease in deposits costs or 28 basis points. The BPNA reportable segment’s net interest margin was 3.48% for 2013, compared with 3.78% for 2012;

•

lower provision for loan losses by $12.7 million, or 86%, principally as a result of lower net charge-offs by $15.5 million mainly from the legacy, commercial, consumer and mortgage loan portfolios due to improved credit performance. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•

lower non-interest income by $5.4 million, or 35%, mostly due to lower gains on sale of commercial loans by $2.4 million, higher adjustments to indemnity reserves by $2.0 million; and lower service charges on deposits by $1.4 million; and

•

lower operating expenses by $6.7 million, or 10%, mainly due to a decrease in other operating expenses by $3.2 million and $2.0 million in professional fees, both related to a legal settlement recognized in the first quarter of 2012; and lower OREO expenses of $2.5 million related to higher gains on the sale of commercial and mortgage real estate properties. These favorable variances were partially offset by an increase of $1.0 million in net occupancy expenses.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.9 billion at March 31, 2013 and $36.5 billion at December 31, 2012. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments amounted to $1.3 billion at March 31, 2013, compared with $1.1 billion as of December 31, 2012 mainly due to excess liquidity at BPPR, including corporate deposits received at end of the quarter.

Trading account securities amounted to $300 million at March 31, 2013, compared to $315 million at December 31, 2012. The reduction was principally due to lower Puerto Rico and U.S Government obligations and mortgage-back securities. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.5 billion at March 31, 2013, compared with $5.2 billion at December 31, 2012. The increase was mainly due to the purchase of agency collateralized mortgage obligations and obligations from U.S Government sponsored entities, partially offset by the maturities and prepayments of mortgage-backed securities during the quarter. Table 7 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 7 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	March 31, 2013	December 31, 2012	Variance
U.S. Treasury securities	$29.8	$37.2	$(7.4)
Obligations of U.S. Government sponsored entities	1,224.8	1,096.3	128.5
Obligations of Puerto Rico, States and political subdivisions	167.8	171.2	(3.4)
Collateralized mortgage obligations	2,611.3	2,369.7	241.6
Mortgage-backed securities	1,358.2	1,483.1	(124.9)
Equity securities	8.2	7.4	0.8
Others	62.6	62.1	0.5

Total investment securities AFS and HTM	$5,462.7	$5,227.0	$235.7

Loans

Refer to Table 8, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 8. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. Also, refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio remained stable at $25.2 billion when compared to December 31, 2012, balance of $25.1 billion. The slight increase was the net effect of loans purchased and sold during this quarter, in addition to the effect of the portfolio run-off, loans charge-offs and new loan originations, including the loan to the joint venture created as part of the bulk sale of non-performing loans completed during this quarter.

Table 8 - Loans Ending Balances

(In thousands)	March 31, 2013	December 31, 2012	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,750,428	$9,858,202	$(107,774)
Construction	271,498	252,857	18,641
Legacy[1]	352,512	384,217	(31,705)
Lease financing	543,572	540,523	3,049
Mortgage	6,873,910	6,078,507	795,403
Consumer	3,841,825	3,868,886	(27,061)

Total non-covered loans held-in-portfolio	21,633,745	20,983,192	650,553

Loans covered under FDIC loss sharing agreements:
Commercial	1,944,809	2,244,647	(299,838)
Construction	306,550	361,396	(54,846)
Mortgage	1,045,564	1,076,730	(31,166)
Consumer	65,523	73,199	(7,676)

Total covered loans held-in-portfolio[2]	3,362,446	3,755,972	(393,526)

Total loans held-in-portfolio	24,996,191	24,739,164	257,027

Loans held-for-sale:
Commercial	—	16,047	(16,047)
Construction	—	78,140	(78,140)
Legacy[1]	1,681	2,080	(399)
Mortgage	199,814	258,201	(58,387)

Total loans held-for-sale	201,495	354,468	(152,973)

Total loans	$25,197,686	$25,093,632	$104,054

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

Non-covered loans

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

Non-covered loans held-in-portfolio amounted to $21.6 billion, an increase $0.7 billion from December 31, 2012 due to the following:

•

An increase of $0.8 billion in mortgage loans held-in-portfolio principally at the BPPR segment. The increase at BPPR segment was driven by the purchase of mortgage loans, including repurchases, during this quarter, with an unpaid principal balance of $860.3 million;

•

An increase of $18.6 million in construction loans held-in-portfolio mostly reflected in the BPPR segment, partially offset by a decrease in the BPNA segment. The increase at BPPR segment of $29.0 million was mainly due to the reclassification of $14.1 million from the held-for-sale category, while the decrease at BPNA segment of $10.4 million was due to the run-off activity in this portfolio; partially offset by

•

A decrease of $107.8 million in commercial loans at both BPPR and BPNA segments. The decrease of $95.7 million at BPPR segment was mainly related to the bulk loan sale completed during this quarter, which decreased the commercial loan portfolio by $337.6 million, net write-downs related to loans sold by $161.3 million and net charge-offs of $24.3 million, offset by the joint venture financing of $182.4 million that resulted from the bulk loan sale. The decrease at the BPNA segment of $12.1 million was due to pay-downs and charge-offs and partially offset by new originations.

•	A decrease of $31.7 million in the legacy portfolio of the BPNA segment due to the run-off status of this portfolio and net charge-offs of $1.9 million; and

•

A decrease of $27.1 million in the consumer loan portfolio at BPNA and BPPR segments. The BPNA consumer loan portfolio decreased by $16.3 million as the portfolio continues to run-off; while BPPR decrease $10.8 million mainly due to a decrease in credit cards due to higher payments and charge-offs and decrease in personal loans due to run-off; partially offset by an increase in auto loans due to new loans originations.

The decrease in loans held-for-sale from December 31, 2012 to March 31, 2013 of $153.0 million was mostly at the BPPR segment driven by the bulk sale of non-performing assets, which reduced construction and commercial loans held-for-sale by approximately $49.7 million and $9.8 million, respectively; the reclassification of the remaining balance of these loans to held-in-portfolio, loans charge-offs, loan repayments and loans transferred to OREO. The decrease in mortgage loans was also at the BPPR segment, principally related to the transfer of loans to the held-in-portfolio category, and net outflows from secondary market transactions by the mortgage loan division.

The covered loans portfolio balance decreased by approximately $393.5 million from December 31, 2012 to March 31, 2013 due to the resolution of a large relationship and the normal portfolio run-off. Refer to Table 8 for a breakdown of the covered loans by major loan type categories. Tables 9 and 10 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 9 - Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2013	2012
Beginning balance	$3,491,759	$4,036,471
Accretion	64,990	69,337
Collections / charge-offs	(399,086)	(210,903)

Ending balance	$3,157,663	$3,894,905
Allowance for loan losses (ALLL)	(91,573)	(94,559)

Ending balance, net of ALLL	$3,066,090	$3,800,346

Table 10 - Activity in the Outstanding Accretable Discount on Covered Loans Accounted for Under ASC 310-30

	Quarters ended March 31,
(In thousands)	2013	2012
Beginning balance	$1,451,669	$1,470,259
Accretion [1]	(64,990)	(69,337)
Change in expected cash flows	(14,544)	141,597

Ending balance	$1,372,135	$1,542,519

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 11 sets forth the activity in the FDIC loss share asset for the quarter ended March 31, 2013.

Table 11 – Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2013	2012
Balance at beginning of year	$1,399,098	$1,915,128
(Amortization) accretion of loss share indemnification asset, net	(40,204)	(29,375)
Credit impairment losses to be covered under loss sharing agreements	14,045	13,422
Decrease due to reciprocal accounting on the discount accretion for loans and unfunded commitments accounted for under ASC Subtopic 310-20	(193)	(248)
Reimbursable expenses	7,783	2,267
Net payments to (from) FDIC under loss sharing agreements	107	(20,896)
Other adjustments attributable to FDIC loss sharing agreements	(44)	59

Balance at end of period	$1,380,592	$1,880,357

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 12 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 12 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended March 31,
(In thousands)	2013	2012
Balance at beginning of period [1]	$141,800	$117,916
(Amortization of negative discount) [2]	(40,204)	(29,375)
Impact of lower projected losses	27,086	18,240

Balance at end of period	$128,682	$106,781

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

While the Corporation was originally accreting to the future value of the loss share indemnity asset, the lowered loss estimates required the Corporation to amortize the loss share asset to its currently lower expected collectible balance, thus resulting in negative accretion. Due to the shorter life of the indemnity asset compared with the expected life of the covered loans, this negative accretion temporarily offsets the benefit of higher cash flows accounted through the accretable yield on the loans.

Other real estate owned

Other real estate represents real estate property received in satisfaction of debt. At March 31, 2013, OREO amounted to $327 million from $406 million at December 31, 2012. The decrease was mainly as a result of the bulk sale of non-performing assets completed during the first quarter of 2013, which reduced OREO by $108 million. Refer to Table 13 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 13 - Other Real Estate Owned Activity

	For the quarter ended March 31, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(4,899)	(7,358)	(3,105)	(303)	(15,665)
Additions	18,318	24,848	34,795	8,973	86,934
Sales	(70,135)	(72,017)	(1,675)	(5,256)	(149,083)
Other adjustments	—	(902)	—	(109)	(1,011)

Ending balance	$79,146	$75,553	$129,413	$42,965	$327,077

	For the quarter ended March 31, 2012
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$90,230	$82,267	$77,776	$31,359	$281,632
Write-downs in value	(3,404)	(7,450)	(1,467)	(413)	(12,734)
Additions	17,686	26,838	4,978	4,136	53,638
Sales	(2,749)	(8,955)	(2,120)	(3,461)	(17,285)
Other adjustments	—	(695)	—	(229)	(924)

Ending balance	$101,763	$92,005	$79,167	$31,392	$304,327

Other assets

Table 14 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at March 31, 2013 and December 31, 2012.

Table 14 - Breakdown of Other Assets

(In thousands)	March 31, 2013	December 31, 2012	Variance
Net deferred tax assets (net of valuation allowance)	$607,799	$541,499	$66,300
Investments under the equity method	276,756	246,776	29,980
Bank-owned life insurance program	230,419	233,475	(3,056)
Prepaid FDIC insurance assessment	24,982	27,533	(2,551)
Prepaid taxes	84,740	88,360	(3,620)
Other prepaid expenses	63,145	60,626	2,519
Derivative assets	40,111	41,925	(1,814)
Trades receivables from brokers and counterparties	144,171	137,542	6,629
Others	179,111	191,842	(12,731)

Total other assets	$1,651,234	$1,569,578	$81,656

The increase in other assets from December 31, 2012 to March 31, 2013 of $81.7 million was mainly due to the deferred tax assets related to the loss on the sale of non-performing assets completed during this quarter, in addition to an increase in the investments under the equity method due to the newly created joint venture CPG PR Portfolio 2013-1 International, LLC, in which the Corporation holds a 24.9% of equity interest.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2013 and December 31, 2012 is included in Table 15.

Table 15 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2013	2012	from 2012 to 2013	2013	2012
Non-interest bearing deposits	$5,614	$5,795	(3.1)%	15.2%	15.9%
Interest-bearing core deposits	16,208	15,993	1.3	43.9	43.8
Other interest-bearing deposits	5,191	5,213	(0.4)	14.1	14.3
Repurchase agreements	2,266	2,017	12.3	6.1	5.5
Other short-term borrowings	951	636	49.5	2.6	1.7
Notes payable	1,753	1,778	(1.4)	4.7	4.9
Others	989	966	2.4	2.7	2.6
Stockholders’ equity	3,971	4,110	(3.4)	10.7	11.3

Deposits

The Corporation’s deposits remained stable from December 31, 2012 to March 31, 2013. The Corporation has successfully maintained the Corporation’s main relationships and has been able to substitute funds with other deposit types at lower rates. Also, lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. Refer to Table 16 for a breakdown of the Corporation’s deposits at March 31, 2013 and December 31, 2012.

Table 16 - Deposits Ending Balances

(In thousands)	March 31, 2013	December 31, 2012	Variance
Demand deposits [1]	$6,265,796	$6,442,739	$(176,943)
Savings, NOW and money market deposits (non-brokered)	11,357,130	11,190,335	166,795
Savings, NOW and money market deposits (brokered)	498,833	456,830	42,003
Time deposits (non-brokered)	6,427,320	6,541,660	(114,340)
Time deposits (brokered CDs)	2,464,138	2,369,049	95,089

Total deposits	$27,013,217	$27,000,613	$12,604

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $5.0 billion at March 31, 2013, compared with $4.4 billion at December 31, 2012. The increase from December 31, 2012 to March 31, 2013 was related to increase in repurchase agreements of $248.9 million due to new repurchase agreements and other short-term borrowings of $315.0 million, mainly FHLB of NY advances, which were used in part to fund the mortgage loans and investment securities purchases during this quarter. Refer to Note 14 to the consolidated financial statements for detailed information on the Corporation’s borrowings at March 31, 2013 and December 31, 2012. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased by $23 million from December 31, 2012 to March 31, 2013. The increase was driven by higher securities trade payables of $33.6 million due to purchases near the end of the quarter and an increase in the reserve for customary representation and warranties. The representation and warranties reserve increase resulted from a reserve of $10.7 million established as part of the previously mentioned BPPR bulk loan sale; partially offset by a lower book overdrafts of $13.0 million and lower incentives compensation accrual by $11.6 million.

Stockholders’ Equity

Stockholders’ equity totaled $4.0 billion at March 31, 2013, compared with $4.1 billion at December 31, 2012. The decrease is mainly due as a result of the net loss of $120.3 million for the quarter and a decrease of $24.0 million in unrealized gains in the portfolio of investments securities available-for-sale. Refer to the consolidated statements of financial condition and of changes in stockholders’ equity for information on the composition of stockholders’ equity. Also, the disclosures of accumulated other comprehensive (loss) income, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive (loss) income.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2013 and December 31, 2012 are presented on Table 17. As of such dates, BPPR and BPNA were well-capitalized.

Table 17 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2013	December 31, 2012
Risk-based capital:
Tier I capital	$3,902,542	$4,058,242
Supplementary (Tier II) capital	301,482	298,906

Total capital	$4,204,024	$4,357,148

Minimum requirement to be well capitalized	2,362,204	2,339,157

Excess capital	1,841,820	2,017,991

Risk-weighted assets:
Balance sheet items	$21,419,005	$21,175,833
Off-balance sheet items	2,203,036	2,215,739

Total risk-weighted assets	$23,622,041	$23,391,572

Adjusted quarterly average assets	$35,242,329	$35,226,183

Ratios:
Tier I capital (minimum required – 4.00%)	16.52%	17.35%
Total capital (minimum required – 8.00%)	17.80	18.63
Leverage ratio *	11.07	11.52

*	All banks are required to have a minimum Tier I Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At March 31, 2013, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $ 1,889,763; Tier I Capital of $ 944,882; and Tier I Leverage of $ 1,057,270, based on a 3% ratio, or $ 1,409,693, based on a 4% ratio, according to the entity’s classification.

The Corporation’s regulatory capital ratios at March 31, 2013 were impacted by the capital reduction due to the net loss for the quarter and an increase in disallowed deferred tax assets, combined with an increase in risk-weighted assets.

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At March 31, 2013 and December 31, 2012, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations.

Section 171 of the Dodd-Frank Act, enacted in July 2010, included a provision to effectively phase out the use of trust preferred securities issued before May 19, 2010 as Tier 1 capital over a 3-year period commencing on January 1, 2013. Although the federal banking supervisors issued a joint notice of proposed rulemaking in June 2012 that contained a phase-out schedule for non-qualifying capital instruments pursuant to Section 171, a final rule has not been adopted. At March 31, 2013, the Corporation had $427 million in trust preferred securities (capital securities) that would be subject to the phase-out provision when adopted. Applying the phase-out schedule as proposed in the June 2012 joint notice of proposed rulemaking, the Corporation would phase out $107 million of trust preferred securities in 2013. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision under the proposed guidance.

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

Table 18 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2013 and December 31, 2012.

Table 18 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2013	December 31, 2012
Total stockholders’ equity	$3,971,143	$4,110,000
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(51,827)	(54,295)

Total tangible common equity	$3,221,399	$3,357,788

Total assets	$36,942,714	$36,507,535
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(51,827)	(54,295)

Total tangible assets	$36,243,130	$35,805,483

Tangible common equity to tangible assets	8.89%	9.38%
Common shares outstanding at end of period	103,228,615	103,169,806
Tangible book value per common share	$31.21	$32.55

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

Table 19 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at March 31, 2013 and December 31, 2012, as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP).

Table 19 - Reconciliation Tier 1 Common Equity

(In thousands)	March 31, 2013	December 31, 2012
Common stockholders’ equity	$3,920,983	$4,059,840
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(130,562)	(154,568)
Less: Disallowed deferred tax assets[2]	(433,543)	(385,060)
Less: Intangible assets:
Goodwill	(647,757)	(647,757)
Other disallowed intangibles	(10,626)	(14,444)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,331)	(1,160)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	222,016	226,159

Total Tier 1 common equity	$2,919,180	$3,083,010

Tier 1 common equity to risk-weighted assets	12.36%	13.18%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $135 million of the Corporation’s $608 million of net deferred tax assets at March 31, 2013 ($118 million and $541 million, respectively, at December 31, 2012), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $434 million of such assets at March 31, 2013 ($385 million at December 31, 2012) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $39 million of the Corporation’s other net deferred tax assets at March 31, 2013 ($38 million at December 31, 2012) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Board has granted interim capital relief for the impact of pension liability adjustment.

BASEL III and the Dodd-Frank Act

During 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align them with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes (including non-performing loans, certain commercial real estate loans, and certain types of residential mortgage loans), capital buffers and higher minimum capital ratios. The proposed NPRs continue under review by the Agencies and their implementation dates, originally expected to occur between 2013 and 2019, remain uncertain.

Based on the Corporation’s current level of assets, non-performing assets and the composition of these, management estimates that the implementation of the NPR’s, as currently proposed, would reduce our excess capital over well capitalized thresholds as compared to the Basel I rules currently in effect. However, the Corporation expects to continue to exceed the minimum requirements for well capitalized status after the implementation of the NPR’s.

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2013, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $183 million at March 31, 2013 of which approximately 63% matures in 2013, 17% in 2014, 11% in 2015 and 9% thereafter.

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

Table 20 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2013.

Table 20 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2013	Years 2014 - 2016	Years 2017 - 2019	Years 2020 - thereafter	Total
Commitments to extend credit	$6,237	$740	$186	$59	$7,222
Commercial letters of credit	20	—	—	—	20
Standby letters of credit	100	35	—	—	135
Commitments to originate mortgage loans	64	2	—	—	66
Unfunded investment obligations	1	9	—	—	10

Total	$6,422	$786	$186	$59	$7,453

At March 31, 2013, the Corporation maintained a reserve of approximately $4 million for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 20 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At March 31, 2013, the Corporation serviced $2.8 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.9 billion at December 31, 2012. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 21 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 21 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	March 31, 2013	December 31, 2012
Total portfolio	$2,827,542	$2,932,555
Days past due:
30 days and over	$426,320	$412,313
90 days and over	$155,552	$158,679

As a percentage of total portfolio:
30 days past due or more	15.08%	14.06%
90 days past due or more	5.50%	5.41%

During the quarter ended March 31, 2013, the Corporation repurchased approximately $30 million (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $50 million during the same quarter 2012. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. In 2011 and 2012, the Corporation experienced an increase in mortgage loan repurchases from recourse portfolios that led to increases in non-performing mortgage loans. The deteriorating economic conditions in those years provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At March 31, 2013, there were 30 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $3.8 million, compared with 59 and $8.0 million, respectively, at December 31, 2012. The outstanding unresolved claims at March 31, 2013 and December 31, 2012 pertained to FNMA.

At March 31, 2013, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $48 million, compared with $52 million at December 31, 2012.

Table 22 presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters ended March 31, 2013 and 2012.

Table 22 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

(In thousands)	2013	2012
Balance as of beginning of period	$51,673	$58,659
Additions for new sales	—	—
Provision for recourse liability	4,097	4,232
Net charge-offs / terminations	(7,787)	(6,776)

Balance as of end of period	$47,983	$56,115

The slight decrease of $135 thousand in the provision for credit recourse liability experienced for the quarter ended March 31, 2013, when compared with the same quarter in 2012 was mainly driven by credit quality stabilization of mortgage loans subject to credit recourse provision.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2013, the Corporation serviced $16.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.7 billion at December 31, 2012. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $33 million, compared with $19 million at December 31, 2012. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $2.0 million in unpaid principal balance with losses amounting to $0.4 million for the quarter ended March 31, 2013. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

Also, during the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At March 31, 2013, the related representation and warranty reserve amounted to $6.9 million and the related serviced portfolio approximated $2.7 billion, compared with $7.6 million and $2.9 billion, respectively, at December 31, 2012.

The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2013 and 2012.

Table 23 – Changes in Liability of Estimated Losses from Customary Representations and Warranties Agreements

(In thousands)	2013	2012
Balance as of beginning of period	$7,587	$8,522
Additions for new sales	10,700	—
(Reversal) provision for representation and warranties	(290)	297
Net charge-offs / terminations	(394)	(257)

Balance as of end of period	$17,603	$8,562

In addition, at March 31, 2013, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2013 and December 31, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $9 million and $8 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 33% of claimed amounts during the 24-month period ended March 31, 2013 (40% during the 24-month period ended December 31, 2012). On the remaining 67% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 42% of claimed amounts during the 24-month period ended March 31, 2013 (60% during the 24-month period ended December 31, 2012). In total, during the 24-month period ended March 31, 2013, the Corporation paid an average of 33% of claimed amounts (24-month period ended December 31, 2012 – 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in Table 24.

Table 24 - E-LOAN’s Outstanding Unresolved Claims from Loans Sold

(In thousands)	March 31, 2013	December 31, 2012
By Counterparty:
GSEs	$906	$1,270
Whole loan and private-label securitization investors	2,205	533

Total outstanding claims by counterparty	$3,111	$1,803

By Product Type:
1st lien (Prime loans)	$3,111	$1,803

Total outstanding claims by product type	$3,111	$1,803

The outstanding claims balance from private-label investors are comprised by three counterparties at March 31, 2013 and two counterparties at December 31, 2012.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. Table 25 presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters ended March 31, 2013 and 2012.

Table 25 – Changes in Liability for Estimated Losses Related to Loans Sold by E-LOAN

(In thousands)	2013	2012
Balance as of beginning of period	$7,740	$10,625
Additions for new sales	—	—
Provision for representation and warranties	1,265	—
Net charge-offs / terminations	(153)	—
Other - settlements paid	—	—

Balance as of end of period	$8,852	$10,625

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

Interest rate risk (“IRR”), a component of market risk, is considered by management as a predominant market risk in terms of its potential impact on profitability or market value. Management utilizes various tools to assess IRR, including simulation modeling, static gap analysis, and Economic Value of Equity (“EVE”). The three methodologies complement each other and are use jointly in the evaluation of the Corporation’s IRR. Simulation modeling is prepared for a five year period, which in conjunction with the EVE analysis, provides Management a better view of long term IRR.

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

Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, + 200 and + 400 basis points parallel ramps and + 200 and + 400 basis points parallel shocks. Given the fact that during the quarter ended March 31, 2013, some market interest rates were close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

The asset and liability management group also evaluates the reasonableness of assumptions used and results obtained in the monthly sensitivity analyses. In addition, the model and processes used to assess IRR are subject to third-party validations according to the guidelines established in the Model Governance and Validation policy. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage loans and mortgage-backed securities, estimates on the duration of the Corporation’s deposits and interest rate scenarios.

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2014. Under a 200 basis points rising rate scenario, projected net interest income increases by $38.5 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $65.7 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

The Corporation estimates the sensitivity of economic value of equity to changes in interest rates. EVE is equal to the estimated present value of the Corporation’s assets minus the estimated present value of the liabilities. This sensitivity analysis is a useful tool to measure long-term IRR because it captures the impact of rate changes in expected cash flows from all future periods, including principal and interest.

EVE sensitivity using interest rate shock scenarios is estimated on a quarterly basis. The current EVE sensitivity is focused on rising 200 and 400 basis point parallel shocks. Management has a defined limit for the increase in EVE sensitivity resulting from the shock scenario.

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

Trading

The Corporation engages in trading activities in the ordinary course of business at its subsidiaries, Banco Popular de Puerto Rico (“BPPR”) and Popular Securities. Popular Securities’ trading activities consist primarily of market-making activities to meet expected customers’ needs related to its retail brokerage business and purchases and sales of U.S. Government and government sponsored securities with the objective of realizing gains from expected short-term price movements. BPPR’s trading activities consist primarily of holding U.S. Government sponsored mortgage-backed securities classified as “trading” and hedging the related market risk with “TBA” (to-be-announced) market transactions. The objective is to derive spread income from the portfolio and not to benefit from short-term market movements. In addition, BPPR uses forward contracts or TBAs to hedge its securitization pipeline. Risks related to variations in interest rates and market volatility are hedged with TBAs that have characteristics similar to that of the forecasted security and its conversion timeline.

At March 31, 2013, the Corporation held trading securities with a fair value of $300 million, representing approximately 0.8% of the Corporation’s total assets, compared with $315 million and 0.9% at December 31, 2012. As shown in Table 26, the trading portfolio consists principally of mortgage-backed securities, which at March 31, 2013 were investment grade securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $0.1 million for the quarter ended March 31, 2013, compared with $2.1 million for the same quarter in 2012. Table 26 provides the composition of the trading portfolio at March 31, 2013 and December 31, 2012.

Table 26 - Trading Portfolio

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$255,760	5.33%	$262,863	4.64%
Collateralized mortgage obligations	2,564	4.65	3,117	4.57
Commercial paper	—	—	1,778	5.05
Puerto Rico and U.S. Government obligations	20,697	4.81	24,801	4.74
Interest-only strips	1,107	11.45	1,136	11.40
Other (includes related trading derivatives)	19,645	4.03	20,830	4.07

Total	$299,773	5.22%	$314,525	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.3 million, assuming a confidence level of 99%, for the last week in March 2013. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 23 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At March 31, 2013, approximately $ 5.6 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At March 31, 2013, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 17 million of financial assets that were measured at fair value on a nonrecurring basis at March 31, 2013, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 39 million at March 31, 2013, of which $ 22 million were Level 3 assets and $ 17 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

There were no transfers from Level 2 to Level 3 and no transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2013. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2013. Refer to Note 23 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at March 31, 2013. Also, refer to the Critical Accounting Policies / Estimates in the 2012 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2013, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2013, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At March 31, 2013, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.6 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At March 31, 2013, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $12 million and $ 144 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 154 million at March 31, 2013, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 10 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2013, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.9 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.3 million resulting from the Corporation’s own credit standing adjustment and a gain of $1.6 million from the assessment of the counterparties’ credit risk.

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

LIQUIDITY

The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. The Board is responsible for establishing the Corporation’s tolerance for liquidity risk, including approving relevant risk limits and policies. The Board has delegated the monitoring of these risks to the Risk Management Committee and the ALCO. The management of liquidity risk, on a long-term and day-to-day basis, is the responsibility of the Corporate Treasury Division. The Corporation’s Corporate Treasurer is responsible for implementing the policies and procedures approved by the Board and for monitoring the Corporation’s liquidity position on an ongoing basis. Also, the Corporate Treasury Division coordinates corporate wide liquidity management strategies and activities with the reportable segments, oversees policy breaches and manages the escalation process. The Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 73% of the Corporation’s total assets at March 31, 2013 and 74% at December 31, 2012. The ratio of total ending loans to deposits was 93% at March 31, 2013 and December 31, 2012. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2013, these borrowings consisted primarily of assets sold under agreement to repurchase of $2.3 billion, advances with the FHLB of $1.5 billion, junior subordinated deferrable interest debentures of $947 million (net of discount of $428 million) and term notes of $234 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During the first quarter of 2013, the Corporation’s liquidity position remained strong. The Corporation executed several strategies to deploy excess liquidity at its banking subsidiaries and improve the Corporation’s net interest margin. During this quarter, the Corporation increased its level of borrowings, primarily repurchase agreements and advances with the FHLB of NY to purchase mortgage loans in BPPR and investment in securities, mainly at BPNA. BPPR also received approximately $92 million in cash in connection with the bulk sale of assets.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 14 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, collateralized borrowings, unpledged investment securities, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the Federal Reserve’s Discount Window, and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

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

Note 34 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 16 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.8 billion, or 81% of total deposits at March 31, 2013 and December 31, 2012. Core deposits financed 67% of the Corporation’s earning assets at March 31, 2013 and 68% at December 31, 2012.

Certificates of deposit with denominations of $100,000 and over at March 31, 2013 and December 31, 2012 totaled $3.2 billion, or 12% of total deposits. Their distribution by maturity at March 31, 2013 was as follows:

Table 27 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,378,904
3 to 6 months	534,548
6 to 12 months	400,971
Over 12 months	840,040

$3,154,463

At March 31, 2013 and December 31, 2012, approximately 8% of the Corporation’s assets were financed by brokered deposits. The Corporation had $3.0 billion in brokered deposits at March 31, 2013, compared with $2.8 billion at December 31, 2012. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2013 and December 31, 2012, the banking subsidiaries had credit facilities authorized with the FHLB aggregating $2.7 billion and $2.8 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.5 billion at March 31, 2013 and $1.2 billion at December 31, 2012. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2013 and December 31, 2012, the credit facilities authorized with the FHLB were collateralized by $3.8 billion in loans held-in-portfolio. Refer to Note 14 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2013 and December 31, 2012, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $3.1 billion, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2013 and December 31, 2012, this credit facility with the Fed was collateralized by $4.7 billion in loans held-in-portfolio.

During the quarter ended March 31, 2013, the Corporation’s bank holding companies did not make any capital contributions to BPNA or BPPR.

On July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

At March 31, 2013, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Westernbank FDIC-assisted Transaction and Impact on Liquidity

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements.

In the short-term, there may be a significant amount of the covered loans acquired in the FDIC-assisted transaction that will experience deterioration in payment performance, or will be determined to have inadequate collateral values to repay the loans. In such instances, the Corporation will likely no longer receive payments from the borrowers, which will impact cash flows. The loss sharing agreements will not fully offset the financial effects of such a situation. However, if a loan is subsequently charged-off or written down after the Corporation exhausts its best efforts at collection, the loss sharing agreements will cover 80% of the loss associated with the covered loans, offsetting most of any deterioration in the performance of the covered loans.

The effects of the loss sharing agreements on cash flows and operating results in the long-term will be similar to the short-term effects described above. The long-term effects that we may experience will depend primarily on the ability of the borrowers whose loans are covered by the loss sharing agreements to make payments over time. As the loss sharing agreements are in effect for a period of ten years for one-to-four family loans and five years for commercial, construction and consumer loans (with periods commencing on April 30, 2010), changing economic conditions will likely impact the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from the borrowers or received from the FDIC on the claims filed may be recognized unevenly over this period, as management exhausts its collection efforts under the Corporation’s normal practices.

Bank Holding Companies

The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

The principal use of these funds include the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities) and capitalizing its banking subsidiaries. Cash inflows and outflows for the quarter ended March 31, 2013 were not significant. During the quarter ended March 31, 2012, there was a $50 million capital contribution from PIHC to PNA, as part of an internal reorganization.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $930 thousand for the first quarter of 2013, out of which $620 thousand were paid. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Fed prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtness and interest are now minimal. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities

Note 34 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at March 31, 2013, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at March 31, 2013 and December 31, 2012. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. Increasing or guaranteeing new debt would be subject to the approval of the Fed.

The contractual maturities of the BHC’s notes payable at March 31, 2013 are presented in Table 28.

Table 28 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2013	$—
2014	78,611
2015	35,164
2016	119,864
2017	—
Later years	439,800
No stated maturity	936,000

Sub-total	1,609,439
Less: Discount	428,401

Total	$1,181,038

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended March 31, 2013.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $22 million in deposits at March 31, 2013 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $25 million at March 31, 2013, with the Corporation providing collateral totaling $33 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $133 million at March 31, 2013. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 29.

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

•

Troubled debt restructurings (“TDRs”) - loans classified as TDRs are typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

•

Loans accounted for under ASC Subtopic 310-30 by the Corporation, are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected.

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

Total non-performing non-covered assets were $1.2 billion at March 31, 2013, declining by $566 million, or 32%, compared with December 31, 2012. Non-performing loans held-in-portfolio declined by $375 million, or 26%, from December 31, 2012, and 55% from peak levels in the third quarter of 2010. These reductions reflect the impact of the sale of assets with book value of $509 million, of which $501 million were in non-performing status. Excluding the impact of the bulk loan sale, non-covered non-performing assets and non-performing loans held-in-portfolio decreased by $65 million and $42 million, respectively.

The composition of non-performing loans continues to be concentrated in real estate, as 93% of non-performing loans were secured by real estate as of March 31, 2013. At March 31, 2013, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $785 million in the Puerto Rico operations and $194 million in the U.S. mainland operations. These figures compare to $1.1 billion in the Puerto Rico operations and $208 million in the U.S. mainland operations at December 31, 2012. In addition to the non-performing loans included in Table 29, at March 31, 2013, there were $97 million of non-covered performing loans, mostly commercial loans that in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $96 million at December 31, 2012.

Table 29 - Non-Performing Assets

(Dollars in thousands)	March 31, 2013	As a % of loans HIP by category [4]	December 31, 2012	As a % of loans HIP by category [4]
Commercial	$320,787	3.3%	$665,289	6.7%
Construction	50,920	18.8	43,350	17.1
Legacy [1]	35,830	10.2	40,741	10.6
Leasing	4,005	0.7	4,865	0.9
Mortgage	600,724	8.7	630,130	10.4
Consumer	38,342	1.0	40,758	1.1

Total non-performing loans held-in- portfolio, excluding covered loans	1,050,608	4.9%	1,425,133	6.8%
Non-performing loans held-for-sale [2]	17,463		96,320
Other real estate owned (“OREO”), excluding covered OREO	154,699		266,844

Total non-performing assets, excluding covered assets	$1,222,770		$1,788,297
Covered loans and OREO [3]	196,717		213,469

Total non-performing assets	$1,419,487		$2,001,766

Accruing loans past due 90 days or more[5] [6]	$410,065		$388,712

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	4.86%		6.79%
Allowance for loan losses to loans held-in-portfolio	2.70		2.96
Allowance for loan losses to non-performing loans, excluding held-for-sale	55.54		43.62

Ratios including covered loans:
Non-performing assets to total assets	3.84%		5.48%
Non-performing loans held-in-portfolio to loans held-in-portfolio	4.30		6.06
Allowance for loan losses to loans held-in-portfolio	2.73		2.95
Allowance for loan losses to non-performing loans, excluding held-for-sale	63.57		48.72

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist of $1 million in legacy loans and $16 million in mortgage loans as of March 31, 2013 (December 31, 2012 - $78 million in construction loans, $16 million in commercial loans, $2 million in legacy loans and $53 thousand in mortgage loans).
[3]	The amount consists of $24 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $172 million in covered OREO as of March 31, 2013 (December 31, 2012 - $74 million and $139 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $3.4 billion in covered loans at March 31, 2013 (December 31, 2012 - $3.8 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.9 billion at March 31, 2013 (December 31, 2012 - $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $99 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2013.
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Refer to Table 30 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2013 and 2012.

Table 30 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended March 31,
	2013	2013	2013	2012	2012	2012
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$621,701	$108,906	$730,607	$690,363	124,945	$815,308
Provision for loan losses	206,300	17,556	223,856	82,514	$18,209	100,723

	828,001	126,462	954,463	772,877	143,154	916,031

Charged-offs:
Commercial	44,828	10,565	55,393	67,246	4,102	71,348
Construction	1,629	9,759	11,388	1,676	264	1,940
Leases	1,543	—	1,543	1,217	—	1,217
Legacy[1]	7,099	—	7,099	8,473	—	8,473
Mortgage	21,776	2,062	23,838	18,823	203	19,026
Consumer	34,557	4,567	39,124	42,596	89	42,685

	111,432	26,953	138,385	140,031	4,658	144,689

Recoveries:
Commercial	12,413	30	12,443	12,863	—	12,863
Construction	1,274	314	1,588	1,881	—	1,881
Leases	559	—	559	1,063	—	1,063
Legacy[1]	5,213	—	5,213	4,915	—	4,915
Mortgage	2,213	11	2,224	1,369	—	1,369
Consumer	8,403	3	8,406	9,831	—	9,831

	30,075	358	30,433	31,922	—	31,922

Net loans charged-offs:
Commercial	32,415	10,535	42,950	54,383	4,102	58,485
Construction	355	9,445	9,800	(205)	264	59
Leases	984	—	984	154	—	154
Legacy[1]	1,886	—	1,886	3,558	—	3,558
Mortgage	19,563	2,051	21,614	17,454	203	17,657
Consumer	26,154	4,564	30,718	32,765	89	32,854

	81,357	26,595	107,952	108,109	4,658	112,767

Net write-down related to loans sold	(163,143)	—	(163,143)	—	—	—

Balance at end of period	$583,501	$99,867	$683,368	$664,768	$138,496	$803,264

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	1.55%		1.76%	2.13%		1.83%
Provision for loan losses to net charge-offs[2]	0.71x		0.70x	0.76x		0.89x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and the net write-down related to the asset sale.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2013 and 2012.

Table 31 - Annualized Net Charge-offs to Average Loans HIP (non-covered loans)

	Quarter ended March 31,
	2013	2012
Commercial	1.34%	2.21%
Construction	0.54	(0.35)
Lease financing	0.73	0.11
Legacy	2.05	2.23
Mortgage	1.25	1.29
Consumer	2.72	3.58

Total annualized net charge-offs to average loans held-in-portfolio	1.55%	2.13%

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

Excluding the net write-downs related to the asset sale, net charge-offs were $81.4 million or 1.55% of average non-covered loans-held-in portfolio, compared with $108.1 million, or 2.13%, for the same quarter in 2012. The decline of $26.7 million was driven by improvements in the underlying credit performance. The bulk loan sale added $163.1 million in write-downs at the BPPR operations.

Credit quality continued to strengthen during the first quarter of 2013, reflective of key strategies implemented to reduce non-performing loans, coupled with stabilizing economic conditions and improvements in the underlying quality of the portfolios. The Corporation continued to aggressively engage in collection and loss mitigation strategies, loan restructurings and sales in order to reduce non-performing loans. The completion of the asset sale will further accelerate credit quality improvements.

The discussions in the sections that follow assess credit quality performance for the first quarter of 2013 for each of the Corporation’s loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $321 million at March 31, 2013, compared with $665 million at December 31, 2012. The decrease of $344 million, or 52%, was principally attributed to reductions in the BPPR segment. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased from 6.75% at December 31, 2012 to 3.29% at March 31, 2013.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment decreased by $336 million from December 31, 2012. This decrease mainly reflects the impact of the sale of non-performing commercial loans with a book value of approximately $329 million. Excluding the impact of the sale, commercial non-covered non-performing loans decreased by $7 million reflective of improved credit performance, as well as loan resolutions.

Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $9 million from December 31, 2012, led by lower inflows and resolutions of non-performing loans.

For the quarter ended March 31, 2013, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $48 million, a decrease of $39 million, or 45%, when compared to inflows for the same period in 2012. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $15 million, a decrease of $16 million, or 51%, compared to inflows for 2012. These reductions were driven by improvements in the underlying quality of the loan portfolio, proactive portfolio management processes, and greater economic stability.

Tables 32 and 33 present the changes in the non-performing commercial loans held-in-portfolio for the quarters ended March 31, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 32 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$522,733	$142,556	$665,289
Plus:
New non-performing loans	47,735	15,111	62,846
Loans transferred from held-for-sale	790	—	790
Less:
Non-performing loans transferred to OREO	(9,198)	(1,558)	(10,756)
Non-performing loans charged-off	(28,850)	(9,881)	(38,731)
Loans returned to accrual status / loan collections	(17,134)	(12,249)	(29,383)
Non-performing loans sold[1]	(329,268)	—	(329,268)

Ending balance - NPLs	$186,808	$133,979	$320,787

[1]	Includes write-downs of $161,297 of loans sold.

Table 33 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2012
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$631,171	$198,921	$830,092
Plus:
New non-performing loans	86,446	30,608	117,054
Advances on existing non-performing loans	—	227	227
Less:
Non-performing loans transferred to OREO	(5,481)	(10,434)	(15,915)
Non-performing loans charged-off	(37,924)	(15,121)	(53,045)
Loans returned to accrual status / loan collections	(53,296)	(6,439)	(59,735)

Ending balance - NPLs	$620,916	$197,762	$818,678

Table 34 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and the BPNA segments.

Table 34 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-performing commercial loans	$186,808	$522,733	$133,979	$142,556	$320,787	$665,289
Non-performing commercial loans to commercial loans HIP	3.01%	8.30%	3.77%	4.00%	3.29%	6.75%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Commercial loan net charge-offs[1]	$24,311	$37,518	$8,104	$16,865	$32,415	$54,383
Commercial loan net charge-offs (annualized) to average commercial loans HIP	1.58%	2.34%	0.91%	1.95%	1.34%	2.20%

[1]	Excludes write-downs of $161,297 of loans sold

There was one commercial loan relationship greater than $10 million in non-accrual status with an outstanding aggregate balance of $13 million at March 31, 2013, compared with two commercial loan relationships with an outstanding aggregate balance of $24 million at December 31, 2012.

Commercial loan net charge-offs, excluding net charge-offs for covered loans and write-downs related to the asset sale, declined by $22.0 million, or 40%, for the quarter ended March 31, 2013, compared with the quarter ended March 31, 2012. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 2.20% for the quarter ended March 31, 2012 to 1.34% for the quarter ended March 31, 2013. This decrease was due to improvements in credit quality and successful actions taken by the Corporation to address problem loans.

Excluding the impact of the sale, net charge-offs at the BPPR segment were $24.3 million or 1.58% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $13.2 million from the first quarter of 2012. The bulk loans sale added $161.3 million in commercial write-downs. At the BPNA segment, commercial net charge-offs for the first quarter of 2013 decreased by $8.8 million from the first quarter of 2012. Net charge-offs to average loans held-in-portfolio on an annualized basis was 0.91%, down from 1.95% in the same quarter last year. For the quarter ended March 31, 2013, the charge-offs associated with commercial loans individually evaluated for impairment amounted to approximately $68.2 million in the BPPR segment and $4.3 million in the BPNA segment. Management identified commercial loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses of the commercial loans held-in-portfolio, excluding covered loans, amounted to $229 million or 2.35% of that portfolio at March 31, 2013, compared with $298 million or 3.02% at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the commercial loan category increased to 71.35% at March 31, 2013, from 44.74% at December 31, 2012, mostly driven by the effect of the non-performing loans sale.

The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $161 million or 2.59% of non-covered commercial loans held-in-portfolio at March 31, 2013, compared with $218 million or 3.46% at December 31, 2012. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $68 million or 1.92% of commercial loans held-in-portfolio at March 31, 2013, compared with $80 million or 2.25% at December 31, 2012. The decrease in the allowance for loan losses for the commercial loans held-in-portfolio was primarily driven by positive credit quality trends, as non-performing loans and underlying loss trends continue to improve.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at March 31, 2013, of which $2.5 billion was secured with owner occupied properties, compared with $6.5 billion and $2.8 billion, respectively, at December 31, 2012. CRE non-performing loans, excluding covered loans amounted to $264 million at March 31, 2013, compared with $528 million at December 31, 2012. The CRE non-performing loan ratios for the Puerto Rico and U.S. mainland operations were 3.62% and 4.58%, respectively, at March 31, 2013, compared with 11.13% and 4.73%, respectively, at December 31, 2012.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long-term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. In addition, in order to expedite the resolution of delinquent commercial loans, the Corporation may enter into a liquidation agreement with borrowers. Although in general, these liquidation agreements do not contemplate the forgiveness of principal or interest, loans under this program are considered TDRs since it could be construed that the Corporation has granted concession by temporarily accepting a payment schedule different from the contractual payment schedule. At March 31, 2013, commercial loan TDR, excluding covered loans, for the BPPR and BPNA segments amounted to $154 million and $18 million, respectively, of which $50 million and $18 million were in non-performing status. This compares with $297 million and $16 million, respectively, of which $192 million and $16 million were in non-performing status at December 31, 2012. The outstanding commitments for these commercial loans TDRs amounted to $3 million in the BPPR segment and no commitments outstanding in the BPNA segment at March 31, 2013. Commercial loans that have been modified as part of loss mitigation efforts were individually evaluated for impairment, resulting in a specific reserve of $11 million for the BPPR segment and $6 thousand for the BPNA segment at March 31, 2013, compared with $17 million and $12 thousand, respectively, at December 31, 2012.

Construction loans

Non-covered non-performing construction loans held-in-portfolio were $51 million at March 31, 2013, compared to $43 million at December 31, 2012. The increase of $8 million, or 17%, was mainly driven by increases in the BPPR segment, as result of $14.2 million in loans reclassified from held-for-sale, in part offset by $3.5 million in non-performing loans sold. Favorable credit quality trends in the construction portfolio derive from de-risking strategies executed by the Corporation over the past several years, to downsize its construction loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased from 17.14% at December 31, 2012 to 18.76% at March 31, 2013.

Tables 35 and 36 present changes in non-performing construction loans held-in-portfolio for the quarters ended March 31, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 35 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$37,390	$5,960	$43,350
Plus:
Loans transferred from held-for-sale	14,152	—	14,152
Less:
Non-performing loans charged-off	(1,082)	—	(1,082)
Loans returned to accrual status / loan collections	(1,940)	(76)	(2,016)
Non-performing loans sold [1]	(3,484)	—	(3,484)

Ending balance - NPLs	$45,036	$5,884	$50,920

[1]	Includes write-downs of $1,846 of loans sold.

Table 36 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2012
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$53,859	$42,427	$96,286
Plus:
New non-performing loans	6,372	—	6,372
Advances on existing non-performing loans	—	125	125
Less:
Non-performing loans charged-off	(371)	(1,380)	(1,751)
Loans returned to accrual status / loan collections	(3,613)	(17,617)	(21,230)
Loans transferred to held-for-sale	—	(10,332)	(10,332)

Ending balance - NPLs	$56,247	$13,223	$69,470

For the quarter ended March 31, 2013, there were no additions of new construction non-performing loans held-in-portfolio at the BPPR and the BPNA segments, decreasing by $7 million from the quarter ended March 31, 2012. As previously mentioned, the decline in the inflows to non-performing loans was principally due to the strategies implemented by the Corporation to significantly reduce its construction loan exposure.

In the non-covered loans held-in-portfolio, there was one construction loan relationship greater than $10 million in non-performing status with an aggregate outstanding balance of approximately $10 million at March 31, 2013 and December 31, 2012.

Construction loan net charge-offs, excluding covered loans, for the quarter ended March 31, 2013, increased by $560 thousand when compared with the quarter ended March 31, 2012, with increases of $726 thousand and reductions of $166 thousand in the BPPR and BPNA segments, respectively. The bulk loan sale added $1.8 million in construction loan write-downs. For the quarter ended March 31, 2013, the charge-offs associated with construction loans individually evaluated for impairment amounted to $1.4 million in the BPPR segment and none in the BPNA segment. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses corresponding to construction loans portfolio represented 2.74% of that portfolio, excluding covered loans, at March 31, 2013, compared with 2.94% at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the construction loans category was 14.61% at March 31, 2013, compared with 17.14% at December 31, 2012. The decrease in the ratio was driven by the effect of the reclassification of construction loans from loans-held-for sale category.

Table 37 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 37 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-performing construction loans	$45,036	$37,390	$5,884	$5,960	$50,920	$43,350
Non-performing construction loans to construction loans HIP	18.66%	17.61%	19.48%	14.68%	18.76%	17.14%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Construction loan net charge-offs (recoveries) [1]	$355	$(371)	$—	$166	$355	$(205)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	0.64%	(0.89)%	—%	0.97%	0.54%	(0.35)%

[1]	Excludes write-downs of $1,846 of loans sold.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $6 million or 2.65% of non–covered construction loans held-in-portfolio at March 31, 2013, compared with $6 million or 2.76% at December 31, 2012. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $1 million or 3.43% of construction loans held-in-portfolio at March 31, 2013, compared with $2 million or 3.86% at December 31, 2012.

Construction loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payments plan. Construction loans modified in a TDR may also involve extending the interest-only payment period. At March 31, 2013, there were $10 million and $6 million of construction loan TDRs for the BPPR and BPNA segments, respectively, of which $7 million and $6 million, were in non-performing status, compared with $7 million and $6 million, respectively, which were in non-performing status at December 31, 2012. The amount of outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings amounted to $127 thousand in the BPPR segment and no commitments outstanding in the BPNA segment at March 31, 2013. These construction loan TDRs were individually evaluated for impairment resulting in specific reserves of $135 thousand for the BPPR segment and none for the BPNA segment, at March 31, 2013. At December 31, 2012, there were no specific reserves for the BPPR and BPNA segments.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio were $36 million at March 31, 2013, compared with $41 million at December 31, 2012. The decrease of $5 million, or 12%, was primarily driven by lower inflows to non-performing status and loan resolutions. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased from 10.60% at December 31, 2012 to 10.16% at March 31, 2013.

For the quarter ended March 31, 2013, additions to legacy loans in non-performing status amounted to $6 million, a decrease of $11 million, or 63%, compared with the same quarter in 2012. The decrease in the inflows of non-performing legacy loans reflects the improvements in overall loan credit performance.

Tables 38 and 39 present the changes in non-performing legacy loans held in-portfolio for the quarters ended March 31, 2013 and 2012.

Table 38 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2013
(In thousands)	BPNA
Beginning Balance - NPLs	$40,741
Plus:
New non-performing loans	6,388
Advances on existing non-performing loans	4
Loans transferred from held-for-sale	400
Less:
Non-performing loans charged-off	(5,315)
Loans returned to accrual status / loan collections	(6,388)

Ending balance - NPLs	$35,830

Table 39 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2012
(Dollars in thousands)	BPNA
Beginning Balance - NPLs	$75,660
Plus:
New non-performing loans	17,373
Advances on existing non-performing loans	16
Less:
Non-performing loans transferred to OREO	(3,370)
Non-performing loans charged-off	(8,489)
Loans returned to accrual status / loan collections	(1,441)
Loans in accrual status transfer to held-for-sale	(672)

Ending balance - NPLs	$79,077

In the loans held-in-portfolio, there was no legacy loan relationship greater than $10 million in non-accrual status at March 31, 2013 and at December 31, 2012.

For the quarter ended March 31, 2013, legacy net charge-offs decreased by $1.7 million, or 47%, when compared with the quarter ended March 31, 2012. Legacy loan net charge-offs to average non-covered loans held-in-portfolio ratio decreased from 2.28% for the quarter ended March 31, 2012 to 2.05% for the quarter ended March 31, 2013. The improvement in net charge-offs was mainly driven by lower levels of problem loans and the stabilization of the U.S. economic environment. For the quarter ended March 31, 2013, the charge-offs associated with collateral dependent legacy loans amounted to approximately $ 256 thousand.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $31 million or 8.73% of that portfolio at March 31, 2013, compared with $33 million or 8.62% at December 31, 2012. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 85.90% at March 31, 2013, compared with 81.25% at December 31, 2012.

Legacy loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, reductions in the payment plan or other actions intended to maximize collection. At March 31, 2013, the Corporation’s legacy loans held-in-portfolio included a total of $5 million of loan modifications, compared to $6 million at December 31, 2012. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at March 31, 2013. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at March 31, 2013 and December 31, 2012.

Table 40 provides information on legacy non-performing loans and net charge-offs.

Table 40 - Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-performing legacy loans	$35,830	$40,741
Non-performing legacy loans to legacy loans HIP	10.16%	10.60%

	BPNA
	For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Legacy loan net charge-offs	$1,886	$3,558
Legacy loan net charge-offs (annualized) to average legacy loans HIP	2.05%	2.28%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $601 million at March 31, 2013, compared to $630 million at December 31, 2012. The decrease of $29 million was driven by reductions of $23 million and $6 million in the BPPR and BPNA segments, respectively. The decrease in the BPPR segment was principally due to collection efforts, lower inflows to non-performing loans and charge-off activity. Also, there were $24 million of purchased impaired loans which were accounted for under ASC 310-30 during the first quarter of 2013.

Tables 41 and 42 present changes in non-performing mortgage loans held-in-portfolio for the quarters ended March 31, 2013 and March 31, 2012.

Table 41 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$596,106	34,024	630,130
Plus:
New non-performing loans	109,816	4,507	114,323
Less:
Non-performing loans transferred to OREO	(18,110)	(747)	(18,857)
Non-performing loans charged-off	(14,608)	(3,093)	(17,701)
Loans returned to accrual status / loan collections	(100,473)	(6,698)	(107,171)

Ending balance - NPLs	$572,731	$27,993	$600,724

Table 42 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2012
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$649,279	37,223	686,502
Plus:
New non-performing loans	186,510	6,256	192,766
Less:
Non-performing loans transferred to OREO	(21,573)	(1,064)	(22,637)
Non-performing loans charged-off	(20,427)	(3,496)	(23,923)
Loans returned to accrual status / loan collections	(160,272)	(5,219)	(165,491)

Ending balance - NPLs	$633,517	$33,700	$667,217

For the quarter ended March 31, 2013, additions to mortgage non-performing loans at the BPPR and BPNA segments amounted to $110 million and $5 million, respectively, decreasing by $76.7 million and $1.7 million, respectively, from the same period in 2012. The decline in the inflows at the BPPR segment was the result of greater economic stability and a benefit from the treatment of $23.6 million in purchased impaired loans under ASC 310-30 during the first quarter of 2013.

Mortgage loan net charge-offs, excluding covered loans, increased by $2.1 million, for the quarter ended March 31, 2013, compared with the same period in 2012. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 1.29% for the quarter ended March 31, 2012 to 1.25% for the same period in 2013. The decrease in the mortgage loan net charge-offs ratio was due to lower net charge-offs at the BPNA segment, coupled with the impact of portfolio acquisitions.

Mortgage loan net charge-offs, excluding covered loans, at the BPPR segment amounted to $16.8 million for the quarter ended March 31, 2013, an increase of $4.5 million, when compared to the same period in 2012, mainly due to a moderate increase in delinquency, coupled with current real estate market conditions in Puerto Rico. Notwithstanding, underwriting criteria and high reinstatement rate experience in Puerto Rico continue to maintain losses at relatively low levels. For the quarter ended March 31, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $3.6 million in the BPPR segment.

The net charge-offs in BPNA’s mortgage loan portfolio amounted to approximately $2.8 million for the quarter ended March 31, 2013, a decrease of $2.4 million when compared to the same period in 2012, due to improved credit performance. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 2.53% for the quarter ended March 31, 2012 to 1.00% for the same period in 2013. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $3.7 million, or 3.26% of average non-conventional mortgage loans held-in-portfolio for the quarter ended March 31, 2013, compared with $3.5 million, or 2.85% of average loans for the same period last year. Net charge-offs were positively impacted by higher recoveries of $1.1 million when compared to the first quarter of 2012. The mortgage loan portfolio in the BPNA segment maintains low levels of net charge-offs, since most of the non-conventional mortgage loans in non-performing status were classified as held-for-sale and adjusted to fair value in December 2010, and subsequently sold during the first quarter of 2011. For the quarter ended March 31, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $0.9 million in the BPNA segment.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $162 million or 2.36% of that portfolio at March 31, 2013, compared with $149 million or 2.46% at December 31, 2012. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR segment totaled $130 million or 2.27% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2013 compared with $119 million or 2.41%, respectively, at December 31, 2012. This increase in the allowance was principally driven by the general reserve component mainly due to higher underlying loss trends. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $31 million or 2.77% of mortgage loans held-in-portfolio at March 31, 2013, compared with $30 million or 2.69% at December 31, 2012. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $25 million, or 5.74%, of that particular loan portfolio, compared with $25 million or 5.60%, respectively, at December 31, 2012. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At March 31, 2013, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $665 million (including $167 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $251 million and $9 million, were in non-performing status. This compares to $624 million (including $148 million guaranteed by U.S. sponsored entities) and $54 million, respectively, of which $263 million and $10 million, were in non-performing status at December 31, 2012. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $58 million and $17 million for the BPPR and BPNA segments, respectively, at March 31, 2013, compared to $59 million and $16 million, respectively, at December 31, 2012.

Table 43 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 43 - Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-performing mortgage loans	$572,731	$596,106	$27,993	$34,024	$600,724	$630,130
Non-performing mortgage loans to mortgage loans HIP	9.98%	12.05%	2.46%	3.01%	8.74%	10.37%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Mortgage loan net charge-offs	$16,773	$12,226	$2,790	$5,228	$19,563	$17,454
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	1.31%	1.07%	1.00%	2.53%	1.25%	1.29%

Consumer loans

Non-performing consumer loans decreased by $3 million from December 31, 2012 to March 31, 2013, primarily as a result of a decrease of $2 million in the BPPR segment. Additions to consumer non-performing loans amounted to $21 million in the BPPR segment for the quarter ended March 31, 2013, compared with additions of $22 million in the first quarter of 2012. The additions to consumer non-performing loans in the BPNA segment amounted to $5 million, compared with additions of $14 million for the same period in 2012.

Consumer loan net charge-offs, excluding covered loans, decreased by $6.6 million, for the quarter ended March 31, 2013, compared with the same period in 2012, driven by reductions of $4.1 million and $2.5 million in the BPPR and BPNA segments, respectively. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio decreased from 3.58% for the quarter ended March 31, 2012 to 2.72% for the quarter ended March 31, 2013.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $151 million, or 3.92%, of that portfolio at March 31, 2013, compared to $131 million, or 3.39%, at December 31, 2012. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $122 million, or 3.80%, of that portfolio at March 31, 2013, compared with $100 million, or 3.09%, at December 31, 2012. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $28 million, or 4.56%, of consumer loans at March 31, 2013, compared with $31 million, or 4.94%, at December 31, 2012. The increase in the allowance for loan losses for the consumer loan portfolio was principally due to an increase of $16 million and $6 million in the general and specific reserves, respectively, in the BPPR segment. Although overall the consumer portfolios continue to experience lower loss trends, other environmental factors warrant higher reserves for certain loan types. The increase in the specific reserve component was prompted by refinements of certain assumptions in the expected future cash flow analysis of consumer troubled debt restructures.

At March 31, 2013, the consumer loan TDRs for the BPPR and BPNA segments amounted to $131 million and $3 million, respectively, of which $9 million and $629 thousand, respectively, were in non-performing status, compared with $132 million and $3 million, respectively, of which $8 million and $643 thousand, respectively, were in non-performing status at December 31, 2012. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $24 million and $93 thousand for BPPR and BPNA segments, respectively, at March 31, 2013, compared with $18 million and $107 thousand, respectively, at December 31, 2012.

Table 44 provides information on consumer non-performing loans and net charge-offs by segments.

Table 44 - Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Non-performing consumer loans	$29,363	$30,888	$8,979	$9,870	$38,342	$40,758
Non-performing consumer loans to commercial loans HIP	0.91%	0.96%	1.45%	1.56%	1.00%	1.05%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Consumer loan net charge-offs	$20,001	$24,131	$6,153	$8,634	$26,154	$32,765
Consumer loan net charge-offs (annualized) to average commercial loans HIP	2.48%	3.25%	3.92%	4.97%	2.72%	3.58%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $4.0 million or 5.17% of those particular average loan portfolios for the quarter ended March 31, 2013, compared with $4.9 million or 5.45% for the quarter ended March 31, 2012. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2013 totaled $299 million with a related allowance for loan losses of $13 million, representing 4.35% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2012 totaled $312 million with a related allowance for loan losses of $17 million, representing 5.47% of that particular portfolio. At March 31, 2013, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $238 thousand and $292 thousand, respectively, representing 0.04% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At March 31, 2013, 46% are paying the minimum amount due on the home equity lines of credit. At March 31, 2013, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the covered and non-covered loans classified as TDRs according to their accruing status at March 31, 2013 and December 31, 2012.

Table 45 - TDRs Non-Covered Loans

	March 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$104,235	$67,180	$171,415
Construction	2,946	13,058	16,004
Legacy	—	5,006	5,006
Mortgage	457,958	260,159	718,117
Leases	1,707	2,652	4,359
Consumer	124,234	9,318	133,552

Total	$691,080	$357,373	$1,048,453

Table 46 - TDRs Non-Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$105,648	$208,119	$313,767
Construction	2,969	10,310	13,279
Legacy	—	5,978	5,978
Mortgage	405,063	273,042	678,105
Leases	1,726	3,155	4,881
Consumer	125,955	8,981	134,936

Total	$641,361	$509,585	$1,150,946

Table 47 - TDRs Covered Loans

	March 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,356	$9,515	$16,871
Construction	—	5,262	5,262
Mortgage	149	189	338
Consumer	432	60	492

Total	$7,937	$15,026	$22,963

Table 48 - TDRs Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$46,142	$4,071	$50,213
Construction	—	7,435	7,435
Mortgage	149	220	369
Consumer	517	106	623

Total	$46,808	$11,832	$58,640

The Corporation’s TDR loans totaled $1.0 billion at March 31, 2013, a decrease of $102 million, or 9%, from December 31, 2012, mainly due to a reduction of $142 million in the commercial portfolio. Commercial loan TDRs in the BPPR segment decreased by $144 million from December 31, 2012 primarily related to the bulk loan sale. The intensification of loss mitigation efforts in the mortgage loan portfolio at the BPPR segment led to an increase of $41 million, or 7%, from December 31, 2012, of which $53 million pertain to loans in accruing status.

Refer to Note 8 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC decreased by $112 million from December 31, 2012 to March 31, 2013, mainly driven by decreases in the BPPR segment of $108 million as a result of the asset sale, which included $58.6 million and $49.9 million in commercial and mortgage OREO.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $172 million at March 31, 2013, compared with $139 million at December 31, 2012. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the first quarter of 2013, the Corporation transferred $87 million of loans to other real estate, sold $149 million of foreclosed properties and recorded write-downs and other adjustments of approximately $17 million.

Updated appraisals or third-party opinions of value (“BPOs”) are obtained to adjust the values of the other real estate assets. Commencing in 2011, the appraisal for a commercial or construction other real estate property with a book value greater than $1 million is updated annually and if lower than $1 million it is updated at least every two years. For residential other real estate property, the Corporation requests third-party BPOs or appraisals generally on an annual basis. Appraisals may be adjusted due to age, collateral inspections and property profiles or due to general market conditions. The adjustments applied are based upon internal information like other appraisals for the type of properties and loss severity information that can provide historical trends in the real estate market, and may change from time to time based on market conditions.

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 5% to 40%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 50%, including cost to sell. This discount was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

In the case of the BPPR segment, during the first quarter of 2013, appraisals and BPOs of residential properties were subject to downward adjustments of up to approximately 22%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 10%.

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

The Corporation must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data when estimating losses, changes in underwriting standards, financial accounting standards and loan impairment measurements, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business financial condition, liquidity, capital and results of operations could also be affected.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at March 31, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 49 - Composition of ALLL

March 31, 2013
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$21,776	$135	$—	$1,662	$75,697	$24,472	$123,742
Impaired loans [1]	$301,939	$49,398	$15,031	$4,358	$631,663	$112,394	$1,114,783
Specific ALLL to impaired loans [1]	7.21%	0.27%	—%	38.14%	11.98%	21.77%	11.10%

General ALLL	$207,094	$7,304	$30,777	$2,233	$86,248	$126,103	$459,759
Loans held-in-portfolio, excluding impaired loans [1]	$9,448,489	$222,100	$337,481	$539,214	$6,242,247	$3,729,431	$20,518,962
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	2.19%	3.29%	9.12%	0.41%	1.38%	3.38%	2.24%

Total ALLL	$228,870	$7,439	$30,777	$3,895	$161,945	$150,575	$583,501
Total non-covered loans held-in-portfolio [1]	$9,750,428	$271,498	$352,512	$543,572	$6,873,910	$3,841,825	$21,633,745
ALLL to loans held-in-portfolio [1]	2.35%	2.74%	8.73%	0.72%	2.36%	3.92%	2.70%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2013, the general allowance on the covered loans amounted to $98 million while the specific reserve amounted to $1 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 50 - Composition of ALLL

December 31, 2012
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$17,348	$120	$—	$1,066	$74,667	$17,886	$111,087
Impaired loans [1]	$527,664	$41,809	$18,744	$4,881	$611,230	$133,377	$1,337,705
Specific ALLL to impaired loans [1]	3.29%	0.29%	—%	21.84%	12.22%	13.41%	8.30%

General ALLL	$280,334	$7,309	$33,102	$1,828	$74,708	$113,333	$510,614
Loans held-in-portfolio, excluding impaired loans [1]	$9,330,538	$211,048	$365,473	$535,642	$5,467,277	$3,735,509	$19,645,487
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.00%	3.46%	9.06%	0.34%	1.37%	3.03%	2.60%

Total ALLL	$297,682	$7,429	$33,102	$2,894	$149,375	$131,219	$621,701
Total non-covered loans held-in-portfolio [1]	$9,858,202	$252,857	$384,217	$540,523	$6,078,507	$3,868,886	$20,983,192
ALLL to loans held-in-portfolio [1]	3.02%	2.94%	8.62%	0.54%	2.46%	3.39%	2.96%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2012, the general allowance on the covered loans amounted to $100 million while the specific reserve amounted to $9 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At March 31, 2013, the allowance for loan losses, excluding covered loans, decreased by approximately $38 million from December 31, 2012. The ratio of the allowance for loan losses to loans held-in-portfolio, excluding covered loans, stood at 2.70% as of March 31, 2013, compared with 2.96% as of December 31, 2012. The general and specific reserves related to non-covered loans totaled $460 million and $124 million, respectively, at quarter-end, compared with $511 million and $111 million, respectively, as of December 31, 2012. The decrease in the allowance for loan losses was primarily due to continued improvements in credit quality trends, particularly from the commercial portfolio, in part offset by an increase in the specific reserve for consumer troubled debt restructured loans at the BPPR segment.

At March 31, 2013, the allowance for loan losses for non-covered loans at the BPPR segment totaled $424 million or 2.66% of non-covered loans held-in-portfolio, compared with $445 million or 2.92% of non-covered loans held-in-portfolio at December 31, 2012. The decrease was mainly driven by a reduction of $33 million in the general reserve component, when compared with December 31, 2012, mainly due to improvements in the credit quality trends of the commercial portfolio. As mentioned above, these improvements were partially offset by an increase of $11 million in specific reserves of the consumer troubled debt restructured loans due to refinements of certain assumptions of the expected future cash flow analysis.

The allowance for loan losses at the BPNA segment totaled $159 million or 2.80% of loans held-in-portfolio, compared with $176 million or 3.07% of loans held-in-portfolio at December 31, 2012. The decrease was mainly driven by a reduction of $18 million in the general reserve component, when compared with December 31, 2012, reflective of sustained improvements in the underlying loss trends.

The following table presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at March 31, 2013 and December 31, 2012.

Table 51 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	March 31, 2013		December 31, 2012
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$772.5	$123.7	$897.6	$111.1
No valuation allowance required	342.3	—	440.1	—

Total impaired loans	$1,114.8	$123.7	$1,337.7	$111.1

With respect to the $342 million portfolio of impaired loans for which no allowance for loan losses was required at March 31, 2013, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans were $1.3 billion at March 31, 2013 and March 31, 2012. The Corporation recognized interest income on impaired loans of $10.4 million and $8.0 million, respectively, for the quarters ended March 31, 2013 and March 31, 2012.

The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended March 31, 2013 and 2012.

Table 52 - Activity in Specific ALLL for the Quarter Ended March 31, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$17,348	$120	$74,667	$—	$17,886	$1,066	$111,087
Provision for impaired loans	138,220	2,263	5,571	256	6,586	596	153,492
Less: Net charge-offs	(72,490)	(1,409)	(4,541)	(256)	—	—	(78,696)
Net write-downs	(61,302)	(839)	—	—	—	—	(62,141)

Specific allowance for loan losses at March 31,2013	$21,776	$135	$75,697	$—	$24,472	$1,662	$123,742

Table 53 - Activity in Specific ALLL for the Quarter Ended March 31, 2012

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$11,738	$289	$29,063	$57	$17,046	$793	$58,986
Provision for impaired loans	32,494	2,079	13,457	1,065	1,944	551	51,590
Less: Net charge-offs	(31,234)	(1,355)	(1,574)	(357)	—	—	(34,520)

Specific allowance for loan losses at March 31, 2012	$12,998	$1,013	$40,946	$765	$18,990	$1,344	$76,056

For the quarter ended March 31, 2013, total net charge-offs for individually evaluated impaired loans amounted to approximately $78.7 million, of which $73.2 million pertained to the BPPR segment and $5.5 million to the BPNA segment. Most of these net charge-offs were related to the commercial and construction loan portfolios.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 5% to 40% (including costs to sell). At March 31, 2013, the weighted average discount rate for the BPPR segment was 20%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At March 31, 2013, the weighted average discount rate for the BPNA segment was 30%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR segment, BPOs of the subject collateral properties are currently subject to downward adjustment of up to approximately 23%, including cost to sell of 5%. In the case of the U.S. mortgage loan portfolio, a 30% haircut is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2013.

Table 54 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Count of Loans	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	184	$257,311	14%
Construction	19	46,951	44
Legacy	16	15,031	—

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended March 31, 2013 is presented in the tables below.

Table 55 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

	“As is”			“As developed”
(In thousands)	Count	Outstanding Principal Balance	As a % of total construction impaired loans HIP	Count	Outstanding Principal Balance	As a % of total construction impaired loans HIP	Average % of completion
Loans held-in-portfolio [1]	19	$27,379	49%	6	$28,128	51%	89%

[1]	Includes $7 million of construction loans from the BPNA legacy portfolio.

At March 31, 2013, the Corporation accounted for $28 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $100 million at March 31, 2013. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $92 million at March 31, 2013, compared with $95 million at December 31, 2012; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $8 million, compared with $14 million at December 31, 2012.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 32 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which is going through a prolonged recession. Puerto Rico’s fiscal and economic situation is expected to continue to be challenging in 2013.

The gross product of Puerto Rico increased 0.1 % in fiscal 2012, the first positive growth in five years, according to the most recent data published by the Puerto Rico Planning Board. The Planning Board released its revised projections for economic growth in fiscal 2013-2014 which ends on June 30. It is projecting real growth in gross product of -0.4% and +0.2%, respectively.

Employment continued to be a weak spot with the economy losing 13,033 jobs during the past 12 months, from March 2012 to March 2013, according to recently revised official labor-market figures. The unemployment rate stood at 14.2% as of March 2013. Total non-farm payroll employment (seasonally adjusted) amounted to 915,300, in March 2013, a decline of 1.9% versus the same month a year ago.

A housing-incentive law, along with the low interest-rate scenario and federal refinance programs, has served as a catalyst for higher mortgage origination volumes. The temporary local incentive package for the housing sector was extended until June 2013 with minor modifications. The incentives include reductions in taxes and government closing fees, tax exemption on rental income from new properties for 10 years, an exemption on long-term capital gain taxes on the future sale of new properties and no property taxes for 5 years on new housing, among others. The incentives, together with the current environment of low interest rates, continue to attract home buyers into the market.

Occupancy rates at hotels and country-inns reached an 8-year high of 80.3% in July 2012, the peak month of non-resident tourism. Following the end of the U.S. recession of 2008-2009, non-resident hotel check-ins began rising again, reaching a growth rate of almost 8% in fiscal year 2012 with respect to the previous year. Total check-ins from resident and non-resident tourists has averaged 129,948 per month during the first 11 months of 2012. Meanwhile, resident hotel check-ins has risen 12.9% during the same period, compared with the previous year. Despite the strong performance, tourism is not a significant sector of the Puerto Rico economy.

Puerto Rico continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. An unexpected rise in the price of oil could have a negative impact on the overall economy, as it is dependent on oil for most of its electricity and transportation. Also, loan demand in the Puerto Rico market continues to be sluggish even as the economy appears to be transitioning from recession to stability. Lower loan demand could impact our level of earning assets and profitability. A slowdown in the economy could increase the level of non-performing assets and could adversely affect its profitability.

General Fund net revenues for fiscal year-to-date March 2013 totaled $5.8 billion, an increase of $171.9 million, compared with fiscal year-to-date March 2012 net revenues, according to the Puerto Rico Treasury Department. The revenue increase in March was the result of two non-recurrent revenue initiatives, which added resources to the General Fund and are helping to reduce the fiscal deficit this year. The General Fund projected revenue shortfall for the fiscal year ending June 30, 2013, was estimated at approximately $910 million, and the projected deficit for fiscal 2013 is approximately $2.2 billion.

In April 13, 2013, the Governor of P.R. submitted to the P.R. Legislature the proposed budget for fiscal 2014. The proposed budget calls for expenditures of $9.8 billion, with an estimated deficit of $775 million, which is down from an estimated $2.2 billion deficit in fiscal 2013. As part of the proposed budget, the administration filed a bill that would make significant changes to the Puerto Rico Internal Revenue Code of 2011, including change to the sales and use tax (SUT), with the objective of increasing revenues by broadening the tax base, as well as other revenue raising measures. Under the proposed legislation, the overall SUT rate of 7.0% will be reduced to 6.5%, but activity that was previously exempt from the SUT, such as services rendered to a business and certain professional services, would be subjected to it. Revenues into the general fund from the SUT are projected to rise from $552 million in fiscal 2013 to $1.6 billion in fiscal 2014. If these legislative proposals are enacted into law in their current form, the Corporation estimates they will have a negative impact on our operating expenses of approximately $20 million on an annualized basis.

On April 4, 2013, the administration enacted a comprehensive pension reform to address the recurrent shortfall of the Commonwealth’s Employees Retirement System, the largest of the public retirement systems. The principal elements of the reform include an increase of the retirement age for some groups of employees, an increase in the employee contribution to the system to 10 percent from 8.275 percent and a reduction in Christmas bonus and elimination of summer bonus. Also, active public employees will be granted future benefits based on a new “hybrid plan” pursuant to which active public employees will be granted future benefits based a defined contribution plan which will be paid through a lifetime annuity, and benefits payable to public employees under the benefit structure know as “System 2000” will be converted to a lifetime annuity.

While the measures described above should help in commencing to address the government’s fiscal challenges, they could have a negative impact in the business sector and on economic growth in Puerto Rico.

The Commonwealth’s general obligation debt is currently rated “Baa3” with a negative outlook by Moody’s Investors Service (“Moody’s”), “BBB-” with a negative outlook by Standard & Poor’s Ratings Services (“S&P”), and “BBB-” with a negative outlook by Fitch, Inc. (“Fitch”). The Commonwealth’s appropriation debt is currently rated “Baa2” with a negative outlook by Moody’s, “BBB-” with a negative outlook by S&P, and “BBB+” with a stable outlook by Fitch.

On March 13, 2013, S&P lowered its rating on the Commonwealth’s general obligation bonds to “BBB-” from “BBB” and affirmed its “BBB-” rating on the Commonwealth’s appropriation debt, in each case with a negative outlook. On March 27, 2013, S&P placed a ‘BBB-’ rating on the Commonwealth’s Employees Retirement System’s senior pension funding bonds on “Credit Watch” with negative outlook.

On December 12, 2012, Moody’s Investors Service downgraded the rating of the outstanding general obligation (GO) bonds of the Commonwealth of Puerto Rico from ‘Baa1’ to ‘Baa3,’ with a negative outlook. The downgrade also applied to certain ratings that Moody’s bases or caps at the general obligation rating level. The ratings on the following debt was downgraded from “Baa2” to “Ba1” which is one notch below “investment grade”: the Commonwealth’s appropriation debt issued by Puerto Rico Public Finance Corporation, the revenue bonds of Puerto Rico Aqueduct and Sewer Authority and the subordinate transportation revenue bonds of Puerto Rico Highways and Transportation Authority.

On March 20, 2013, Fitch downgraded the ratings of the following Commonwealth debt to “BBB-” from “BBB+”: Commonwealth general obligation bonds, Public Building Authority government facilities revenue bonds guaranteed by the Commonwealth, Puerto Rico Aqueduct and Sewer Authority Commonwealth guaranty revenue bonds, and Employees Retirement System of the Commonwealth pension funding bonds.

At March 31, 2013, the Corporation had $0.9 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit. Of the total credit facilities granted, $596 million were outstanding at March 31, 2013, of which none were uncommitted lines of credit. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at March 31, 2013, the Corporation had outstanding $210 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than- temporary.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $871 million of residential mortgages and $168 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2013. On August 5, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the United States of America from AAA to AA+ and on August 8, 2011, Standard & Poor’s lowered its credit ratings of the obligations of certain U.S. Government sponsored entities, including FNMA, FHLB and FHLMC, and other agencies with securities linked to long-term U.S. government debt. These downgrades could have a material adverse impact on global financial markets and economic conditions, and its ultimate impact is unpredictable and may not be immediately apparent. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”)

The FASB issued ASU 2013-05 in March 2013 which clarifies the applicable guidance for the release of the cumulative translation adjustment. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets has resided.

For an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of condition or results of operations.

FASB Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

The FASB issued ASU 2013-02 in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.

ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

The Corporation adopted the provisions of this guidance in the first quarter of 2013 and elected to present these disclosures on the notes to the financial statements. Refer to note 18 to the consolidated financial statements for the related disclosures. The adoption of this ASU did not have a material impact on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

The FASB issued ASU 2013-01 in January 2013. ASU 2013-01 clarifies that the scope of FASB Accounting Standard Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), applies only to derivatives accounted for under ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

ASU 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

The Corporation adopted this guidance which impacts presentation disclosures only on the first quarter of 2013, and did not have an impact on the Corporation’s consolidated financial statements. Refer to note 15 to the consolidated financial statements for the related disclosures.

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

The Corporation adopted the provisions of this guidance on the first quarter of 2013, and did not have a material effect on the Corporation’s consolidated financial statements as of March 31, 2013.

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

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and have not had an impact on the Corporation’s consolidated financial statements as of March 31, 2013.

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

The provisions of this guidance which impacts presentation disclosure only was adopted in the first quarter of 2013 and did not have an impact on the Corporation’s financial condition or results of operations. Refer to note 15 to the consolidated financial statements for the related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2012 Annual Report.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

For a discussion of Legal Proceedings, see Note 20, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2012 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2012 Annual Report.

There have been no material changes to the risk factors previously disclosed under Item 1A. of the Corporation’s 2012 Annual Report.

The risks described in our 2012 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of March 31, 2013, the maximum number of shares of common stock that may have been granted under this plan was 1,000,000. On April 30, 2013, the shareholders approved, during the annual shareholders’ meeting, to amend the plan to increase the number of shares of common stock that may be granted under the plan to 3,500,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2013 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	2,404	$27.04	—	—
March 1 - March 31	—	—	—	—

Total March 31, 2013	2,404	$27.04	—	—

Item 6.	Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 9, 2013	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Senior Executive Vice President &
Chief Financial Officer

Date: May 9, 2013	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller