Form 10-Q
period 2013-06-30
POPULAR INC
filed 2013-08-09
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,298,516 shares outstanding as of August 2, 2013.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$388,041	$439,363

Money market investments:
Federal funds sold	2,195	33,515
Securities purchased under agreements to resell	245,758	213,462
Time deposits with other banks	823,986	838,603

Total money market investments	1,071,939	1,085,580

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	256,491	271,624
Other trading securities	37,591	42,901
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,206,636	1,603,693
Other investment securities available-for-sale	3,908,000	3,480,508
Investment securities held-to-maturity, at amortized cost (fair value 2013 – $144,026; 2012 – $144,233)	141,632	142,817
Other investment securities, at lower of cost or realizable value (realizable value 2013 – $221,239; 2012 - $187,501)	218,582	185,443
Loans held-for-sale, at lower of cost or fair value	190,852	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	21,615,754	21,080,005
Loans covered under loss sharing agreements with the FDIC	3,199,998	3,755,972
Less – Unearned income	94,095	96,813
Allowance for loan losses	635,219	730,607

Total loans held-in-portfolio, net	24,086,438	24,008,557

FDIC loss share asset	1,379,342	1,399,098
Premises and equipment, net	527,014	535,793
Other real estate not covered under loss sharing agreements with the FDIC	158,920	266,844
Other real estate covered under loss sharing agreements with the FDIC	183,225	139,058
Accrued income receivable	143,905	125,728
Mortgage servicing assets, at fair value	153,444	154,430
Other assets	1,935,426	1,569,578
Goodwill	647,757	647,757
Other intangible assets	49,359	54,295

Total assets	$36,684,594	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,856,066	$5,794,629
Interest bearing	20,903,362	21,205,984

Total deposits	26,759,428	27,000,613

Assets sold under agreements to repurchase	1,672,705	2,016,752
Other short-term borrowings	1,226,200	636,200
Notes payable	1,795,766	1,777,721
Other liabilities	1,035,459	966,249

Total liabilities	32,489,558	32,397,535

Commitments and contingencies (See Note 21)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,311,152 shares issued (2012 – 103,193,303) and 103,276,131 shares outstanding (2012 – 103,169,806)	1,033	1,032
Surplus	4,153,525	4,150,294
Retained earnings	217,126	11,826
Treasury stock – at cost, 35,021 shares (2012 – 23,497)	(769)	(444)
Accumulated other comprehensive loss, net of tax	(226,039)	(102,868)

Total stockholders’ equity	4,195,036	4,110,000

Total liabilities and stockholders’ equity	$36,684,594	$36,507,535

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2013	2012	2013	2012
Interest income:
Loans	$394,925	$389,904	$780,851	$778,444
Money market investments	829	964	1,784	1,912
Investment securities	36,106	44,258	73,929	89,800
Trading account securities	5,456	5,963	10,970	11,854

Total interest income	437,316	441,089	867,534	882,010

Interest expense:
Deposits	35,764	48,542	74,120	100,275
Short-term borrowings	9,767	13,044	19,549	26,627
Long-term debt	36,066	37,324	71,833	74,331

Total interest expense	81,597	98,910	165,502	201,233

Net interest income	355,719	342,179	702,032	680,777
Provision for loan losses – non-covered loans	223,908	81,743	430,208	164,257
Provision for loan losses – covered loans	25,500	37,456	43,056	55,665

Net interest income after provision for loan losses	106,311	222,980	228,768	460,855

Service charges on deposit accounts	43,937	46,130	87,659	92,719
Other service fees	65,073	64,987	126,797	133,894
Net gain (loss) and valuation adjustments on investment securities	5,856	(349)	5,856	(349)
Trading account profit (loss)	7,900	(7,283)	7,825	(9,426)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	4,382	(15,397)	(44,577)	74
Adjustments (expense) to indemnity reserves on loans sold	(11,632)	(5,398)	(27,775)	(9,273)
FDIC loss share (expense) income	(3,755)	2,575	(30,021)	(12,680)
Other operating income	181,602	24,167	201,656	54,399

Total non-interest income	293,363	109,432	327,420	249,358

Operating expenses:
Personnel costs	114,679	116,336	230,668	237,827
Net occupancy expenses	24,108	24,190	47,581	47,528
Equipment expenses	11,843	10,900	23,793	22,241
Other taxes	15,288	12,074	26,874	25,512
Professional fees	69,964	69,672	140,461	135,740
Communications	6,644	6,645	13,476	13,776
Business promotion	15,562	16,980	28,479	29,830
FDIC deposit insurance	19,503	22,907	28,783	47,833
Loss on early extinguishment of debt	—	25,072	—	25,141
Other real estate owned (OREO) expenses	5,762	2,380	52,503	16,545
Other operating expenses	23,766	34,879	45,731	50,670
Amortization of intangibles	2,467	2,531	4,935	5,124

Total operating expenses	309,586	344,566	643,284	657,767

Income (loss) before income tax	90,088	(12,154)	(87,096)	52,446
Income tax benefit	(237,380)	(77,893)	(294,257)	(61,701)

Net Income	$327,468	$65,739	$207,161	$114,147

Net Income Applicable to Common Stock	$326,537	$64,809	$205,300	$112,286

Net Income per Common Share – Basic	$3.18	$0.63	$2.00	$1.10

Net Income per Common Share – Diluted	$3.17	$0.63	$1.99	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarters ended, June 30,		Six months ended, June 30,
(In thousands)	2013	2012	2013	2012
Net income	$327,468	$65,739	$207,161	$114,147

Other comprehensive loss before tax:
Foreign currency translation adjustment	(2,653)	(860)	(1,929)	(946)
Amortization of net losses of pension and postretirement benefit plans	6,169	6,290	12,338	12,579
Amortization of prior service cost of pension and postretirement benefit plans	—	(50)	—	(100)
Unrealized holding losses on investments arising during the period	(115,514)	(18,573)	(144,469)	(26,455)
Reclassification adjustment for losses included in net income	—	349	—	349
Unrealized net gains (losses) on cash flow hedges	5,882	(4,778)	5,782	(6,327)
Reclassification adjustment for net (gains) losses included in net income	(3,045)	3,660	(3,196)	5,976

Other comprehensive loss before tax	(109,161)	(13,962)	(131,474)	(14,924)
Income tax benefit	5,130	1,164	8,303	889

Total other comprehensive loss, net of tax	(104,031)	(12,798)	(123,171)	(14,035)

Comprehensive income, net of tax	$223,437	$52,941	$83,990	$100,112

Tax effect allocated to each component of other comprehensive loss:

	Quarters ended June 30,		Six months ended, June 30,
(In thousands)	2013	2012	2013	2012
Amortization of net losses of pension and postretirement benefit plans	$(2,962)	$(1,740)	$(4,813)	$(3,480)
Amortization of prior service cost of pension and postretirement benefit plans	—	15	—	30
Unrealized holding losses on investments arising during the period	8,942	2,554	13,891	4,235
Unrealized net gains (losses) on cash flow hedges	(1,764)	1,433	(1,734)	1,897
Reclassification adjustment for net (gains) losses included in net income	914	(1,098)	959	(1,793)

Income tax benefit	$5,130	$1,164	$8,303	$889

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	(Accumulated deficit) retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2011	$1,026	$50,160	$4,123,898	$(212,726)	$(1,057)	$(42,548)	$3,918,753
Net income				114,147			114,147
Issuance of stock	2		3,318				3,320
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(150)		(150)
Common stock reissuance					1,063		1,063
Other comprehensive loss, net of tax						(14,035)	(14,035)

Balance at June 30, 2012	$1,028	$50,160	$4,127,216	$(100,440)	$(144)	$(56,583)	$4,021,237

Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net income				207,161			207,161
Issuance of stock	1		3,231				3,232
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(325)		(325)
Other comprehensive loss, net of tax						(123,171)	(123,171)

Balance at June 30, 2013	$1,033	$50,160	$4,153,525	$217,126	$(769)	$(226,039)	$4,195,036

Disclosure of changes in number of shares:	June 30, 2013	June 30, 2012
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	103,193,303	102,634,640
Issuance of stock	117,849	197,817

Balance at end of the period	103,311,152	102,832,457
Treasury stock	(35,021)	(8,134)

Common Stock – Outstanding	103,276,131	102,824,323

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$207,161	$114,147

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	473,264	219,922
Amortization of intangibles	4,935	5,124
Depreciation and amortization of premises and equipment	25,009	23,282
Net accretion of discounts and amortization of premiums and deferred fees	(29,525)	(15,677)
Fair value adjustments on mortgage servicing rights	10,741	4,791
FDIC loss share expense	30,021	12,680
Amortization of prepaid FDIC assessment	—	47,833
Adjustments (expense) to indemnity reserves on loans sold	27,775	9,273
Earnings from investments under the equity method	(34,214)	(21,681)
Deferred income tax benefit	(321,854)	(154,686)
(Gain) loss on:
Disposition of premises and equipment	(2,347)	(6,864)
Early extinguishment of debt	—	24,950
Sale and valuation adjustments of investment securities	—	349
Sale of loans, including valuation adjustments on loans held-for-sale	44,577	(74)
Sale of stock in equity method investee	(136,722)	—
Sale of other assets	—	(2,545)
Sale of foreclosed assets, including write-downs	35,006	5,268
Acquisitions of loans held-for-sale	(15,335)	(174,632)
Proceeds from sale of loans held-for-sale	119,003	145,588
Net disbursements on loans held-for-sale	(867,917)	(542,282)
Net (increase) decrease in:
Trading securities	858,092	543,077
Accrued income receivable	(18,177)	2,889
Other assets	2,103	(99,236)
Net increase (decrease) in:
Interest payable	(2,570)	(4,499)
Pension and other postretirement benefit obligation	3,786	16,165
Other liabilities	4,055	11,364

Total adjustments	209,706	50,379

Net cash provided by operating activities	416,867	164,526

Cash flows from investing activities:
Net decrease in money market investments	13,641	426,346
Purchases of investment securities:
Available-for-sale	(1,490,647)	(890,777)
Held-to-maturity	—	(250)
Other	(116,731)	(76,033)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,378,311	780,832
Held-to-maturity	2,359	1,548
Other	83,592	81,626
Net repayments on loans	624,262	539,177
Proceeds from sale of loans	295,237	41,476
Acquisition of loan portfolios	(1,520,088)	(705,819)
Net payments (to) from FDIC under loss sharing agreements	(107)	262,807
Return of capital from equity method investments	438	130,419
Proceeds from sale of sale of stock in equity method investee	166,332	—
Mortgage servicing rights purchased	(45)	(1,018)
Acquisition of premises and equipment	(19,774)	(21,927)
Proceeds from sale of:
Premises and equipment	5,891	15,610
Other productive assets	—	1,026
Foreclosed assets	120,365	93,480

Net cash (used in) provided by investing activities	(456,964)	678,523

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(259,950)	(528,508)
Assets sold under agreements to repurchase	(344,047)	(363,354)
Other short-term borrowings	590,000	20,000
Payments of notes payable	(48,458)	(22,552)
Proceeds from issuance of notes payable	49,874	29,802
Proceeds from issuance of common stock	3,232	3,320
Dividends paid	(1,551)	(1,551)
Treasury stock acquired	(325)	(150)

Net cash used in financing activities	(11,225)	(862,993)

Net decrease in cash and due from banks	(51,322)	(19,944)
Cash and due from banks at beginning of period	439,363	535,282

Cash and due from banks at end of period	$388,041	$515,338

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 33 to the consolidated financial statements presents information about the Corporation’s business segments.

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

Certain reclassifications have been made to the 2012 consolidated financial statements and notes to the financial statements to conform with the 2013 presentation. During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. Refer to Note 23 “Related party transactions with affiliated company / joint venture” for additional information.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

The FASB issued ASU 2013-11 in July 2013 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures.

ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”)

The FASB issued ASU 2013-10 in July 2013 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815.

The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

The Corporation adopted the provisions of this guidance in the first quarter of 2013 and elected to present these disclosures on the notes to the financial statements. Refer to note 19 to the consolidated financial statements for the related disclosures. The adoption of this ASU does not have an impact on the Corporation’s consolidated financial statements.

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

The Corporation adopted this guidance on the first quarter of 2013 which impacts presentation disclosures only and does not have an impact on the Corporation’s consolidated financial statements. Refer to note 16 to the consolidated financial statements for the related disclosures.

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

The Corporation adopted the provisions of this guidance on the first quarter of 2013, and has not had a material effect on the Corporation’s consolidated financial statements as of June 30, 2013.

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

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and have not had an impact on the Corporation’s consolidated financial statements as of June 30, 2013.

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

The provisions of this guidance which impacts presentation disclosure only was adopted in the first quarter of 2013 and did not have an impact on the Corporation’s statements of financial condition or results of operations. Refer to note 16 to the consolidated financial statements for the related disclosures.

Note 3 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $957 million at June 30, 2013 (December 31, 2012 – $952 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2013 the Corporation held $42 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2012 – $41 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

	June 30,	December 31,
(In thousands)	2013	2012
Investment securities available-for-sale, at fair value	$1,836,714	$1,606,683
Investment securities held-to-maturity, at amortized cost	35,000	25,000
Loans held-for-sale measured at lower of cost or fair value	8,556	132
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	407,334	452,631
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,787,654	8,358,456

Total pledged assets	$11,075,258	$10,442,902

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At June 30, 2013, the Corporation had $ 1.4 billion in investment securities available-for-sale and $ 0.3 billion in loans that served as collateral to secure public funds (December 31, 2012 – $ 1.2 billion and $ 0.3 billion, respectively).

At June 30, 2013, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $2.8 billion (December 31, 2012 – $2.8 billion). Refer to Note 15 to the consolidated financial statements for borrowings outstanding under these credit facilities. At June 30, 2013, the credit facilities authorized with the FHLB were collateralized by $ 3.9 billion in loans held-in-portfolio (December 31, 2012 – $ 3.8 billion). Also, at June 30, 2013, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $3.5 billion, which remained unused as of such date ( December 31, 2012 – $3.1 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2013, the credit facilities with the Fed discount window were collateralized by $ 5.0 billion in loans held-in-portfolio (December 31, 2012 – $ 4.7 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at June 30, 2013 trades receivables from brokers and counterparties amounting to $142 million were pledged to secure repurchase agreements (December 31, 2012 – $133 million).

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At June 30, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$14,996	$1	$—	$14,997	0.07%
After 1 to 5 years	26,862	2,374	—	29,236	3.84

Total U.S. Treasury securities	41,858	2,375	—	44,233	2.49

Obligations of U.S. Government sponsored entities
Within 1 year	43,256	317	—	43,573	1.46
After 1 to 5 years	234,827	1,063	3,099	232,791	1.37
After 5 to 10 years	861,329	1,142	25,363	837,108	1.57
After 10 years	23,000	—	1,354	21,646	3.09

Total obligations of U.S. Government sponsored entities	1,162,412	2,522	29,816	1,135,118	1.56

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	115	1	—	116	5.22
After 1 to 5 years	6,241	57	32	6,266	4.66
After 5 to 10 years	5,619	—	165	5,454	3.70
After 10 years	37,220	2	1,800	35,422	5.38

Total obligations of Puerto Rico, States and political subdivisions	49,195	60	1,997	47,258	5.10

Collateralized mortgage obligations – federal agencies
After 1 to 5 years	5,747	131	—	5,878	1.98
After 5 to 10 years	26,578	850	—	27,428	2.86
After 10 years	2,631,601	27,020	35,720	2,622,901	2.04

Total collateralized mortgage obligations – federal agencies	2,663,926	28,001	35,720	2,656,207	2.05

Collateralized mortgage obligations – private label
After 10 years	1,187	18	—	1,205	4.12

Total collateralized mortgage obligations – private label	1,187	18	—	1,205	4.12

Mortgage-backed securities
Within 1 year	15	1	—	16	1.75
After 1 to 5 years	7,253	386	—	7,639	4.63
After 5 to 10 years	84,122	4,314	950	87,486	4.25
After 10 years	1,058,386	58,658	2,768	1,114,276	4.11

Total mortgage-backed securities	1,149,776	63,359	3,718	1,209,417	4.12

Equity securities (without contractual maturity)	6,506	2,189	53	8,642	3.17

Other
After 1 to 5 years	9,816	—	416	9,400	1.68
After 10 years	3,089	67	—	3,156	3.63

Total other	12,905	67	416	12,556	2.14

Total investment securities available-for-sale	$5,087,765	$98,591	$71,720	$5,114,636	2.44%

	At December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$7,018	$20	$—	$7,038	1.67%
After 1 to 5 years	27,236	2,964	—	30,200	3.83

Total U.S. Treasury securities	34,254	2,984	—	37,238	3.39

Obligations of U.S. Government sponsored entities
Within 1 year	460,319	7,614	—	467,933	3.82
After 1 to 5 years	167,177	2,057	—	169,234	1.59
After 5 to 10 years	456,480	3,263	592	459,151	1.74

Total obligations of U.S. Government sponsored entities	1,083,976	12,934	592	1,096,318	2.60

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,220	26	—	5,246	3.08
After 1 to 5 years	6,254	130	39	6,345	4.65
After 5 to 10 years	5,513	—	36	5,477	3.79
After 10 years	37,265	648	—	37,913	5.38

Total obligations of Puerto Rico, States and political subdivisions	54,252	804	75	54,981	4.91

Collateralized mortgage obligations – federal agencies
After 1 to 5 years	4,927	35	—	4,962	1.48
After 5 to 10 years	39,897	1,794	—	41,691	2.94
After 10 years	2,270,184	50,740	512	2,320,412	2.21

Total collateralized mortgage obligations – federal agencies	2,315,008	52,569	512	2,367,065	2.22

Collateralized mortgage obligations – private label
After 10 years	2,414	59	—	2,473	4.59

Total collateralized mortgage obligations – private label	2,414	59	—	2,473	4.59

Mortgage-backed securities
Within 1 year	288	13	—	301	3.47
After 1 to 5 years	3,838	191	—	4,029	4.12
After 5 to 10 years	81,645	6,207	—	87,852	4.71
After 10 years	1,297,585	93,509	129	1,390,965	4.18

Total mortgage-backed securities	1,383,356	99,920	129	1,483,147	4.21

Equity securities (without contractual maturity)	6,507	909	10	7,406	3.46

Other
After 1 to 5 years	9,992	—	207	9,785	1.67
After 5 to 10 years	18,032	3,675	—	21,707	11.00
After 10 years	3,945	136	—	4,081	3.62

Total other	31,969	3,811	207	35,573	7.17

Total investment securities available-for-sale	$4,911,736	$173,990	$1,525	$5,084,201	2.94%

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

The slight increase in investment securities available-for-sale is mainly due to purchases of CMO’s and agencies during this quarter, partially offset by portfolio declines in market value in line with underlying market conditions, US Agency maturities, mortgage backed securities prepayments and the prepayment of $22.8 million of EVERTEC’s debenture as part of their IPO and debt repayment of $5.8 million during the quarter.

There were no sales of investment securities available-for-sale during the six months ended June 30, 2013. At the end of the second quarter of 2012, the Corporation sold investment securities with settlement date in July 2012. The proceeds received in July 2012 from these transactions were $8.0 million.

Gross realized gains and losses on the sale of investment securities available-for-sale were as follows:

	For the quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(349)	—	(349)

Net realized gains (losses) on sale of investment securities available-for-sale	$—	$(349)	$—	$(349)

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At June 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$978,478	$29,462	$6,024	$354	$984,502	$29,816
Obligations of Puerto Rico, States and political subdivisions	40,588	1,972	2,025	25	42,613	1,997
Collateralized mortgage obligations – federal agencies	1,513,901	35,720	—	—	1,513,901	35,720
Mortgage-backed securities	60,331	3,682	908	36	61,239	3,718
Equity securities	1,779	49	46	4	1,825	53
Other	9,399	416	—	—	9,399	416

Total investment securities available-for-sale in an unrealized loss position	$2,604,476	$71,301	$9,003	$419	$2,613,479	$71,720

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$139,278	$592	$—	$—	$139,278	$592
Obligations of Puerto Rico, States and political subdivisions	6,229	44	2,031	31	8,260	75
Collateralized mortgage obligations – federal agencies	170,136	512	—	—	170,136	512
Mortgage-backed securities	7,411	90	983	39	8,394	129
Equity securities	—	—	51	10	51	10
Other	9,785	207	—	—	9,785	207

Total investment securities available-for-sale in an unrealized loss position	$332,839	$1,445	$3,065	$80	$335,904	$1,525

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

At June 30, 2013, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2013, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at June 30, 2013. No other-than-temporary impairment losses on equity securities were recorded during the quarters ended June 30, 2013 and June 30, 2012. Management has the intent and ability to hold the investments in equity securities that are at a loss position at June 30, 2013, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

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

	June 30, 2013		December 31, 2012
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,147,390	$2,133,556	$1,594,933	$1,634,927
FHLB	339,886	330,477	520,127	528,287
Freddie Mac	1,235,448	1,233,785	1,198,969	1,221,863

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At June 30, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,525	$16	$—	$2,541	5.74%
After 1 to 5 years	21,835	384	—	22,219	3.70
After 5 to 10 years	19,640	29	520	19,149	6.05
After 10 years	71,009	3,829	1,348	73,490	2.48

Total obligations of Puerto Rico, States and political subdivisions	115,009	4,258	1,868	117,399	3.39

Collateralized mortgage obligations – federal agencies
After 10 years	123	5	—	128	5.43

Total collateralized mortgage obligations – federal agencies	123	5	—	128	5.43

Other
Within 1 year	25,250	—	1	25,249	3.47
After 1 to 5 years	1,250	—	—	1,250	1.24

Total other	26,500	—	1	26,499	3.36

Total investment securities held-to-maturity	$141,632	$4,263	$1,869	$144,026	3.39%

	At December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,420	$8	$—	$2,428	5.74%
After 1 to 5 years	21,335	520	19	21,836	3.63
After 5 to 10 years	18,780	866	5	19,641	6.03
After 10 years	73,642	449	438	73,653	5.35

Total obligations of Puerto Rico, States and political subdivisions	116,177	1,843	462	117,558	5.15

Collateralized mortgage obligations – federal agencies
After 10 years	140	4	—	144	5.00

Total collateralized mortgage obligations – federal agencies	140	4	—	144	5.00

Other
Within 1 year	250	—	—	250	0.86
After 1 to 5 years	26,250	31	—	26,281	3.40

Total other	26,500	31	—	26,531	3.38

Total investment securities held-to-maturity	$142,817	$1,878	$462	$144,233	4.82%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	At June 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$27,855	$1,155	$18,832	$713	$46,687	$1,868
Other	24,999	1	—	—	24,999	1

Total investment securities held-to-maturity in an unrealized loss position	$52,854	$1,156	$18,832	$713	$71,686	$1,869

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$2,365	$35	$19,118	$427	$21,483	$462

Total investment securities held-to-maturity in an unrealized loss position	$2,365	$35	$19,118	$427	$21,483	$462

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2013 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
Commercial multi-family	$1,133,597	$1,021,780
Commercial real estate non-owner occupied	2,975,032	2,634,432
Commercial real estate owner occupied	2,252,280	2,608,450
Commercial and industrial	3,556,931	3,593,540
Construction	297,010	252,857
Mortgage	6,603,587	6,078,507
Leasing	538,348	540,523
Legacy[2]	262,228	384,217
Consumer:
Credit cards	1,182,724	1,198,213
Home equity lines of credit	500,873	491,035
Personal	1,368,772	1,388,911
Auto	619,643	561,084
Other	230,634	229,643

Total loans held-in-portfolio[1]	$21,521,659	$20,983,192

[1]	Non-covered loans held-in-portfolio at June 30, 2013 are net of $94 million in unearned income and exclude $191 million in loans held-for-sale (December 31, 2012 – $97 million in unearned income and $354 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.

The following table presents the composition of covered loans at June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
Commercial real estate	$1,786,091	$2,077,411
Commercial and industrial	114,379	167,236
Construction	240,365	361,396
Mortgage	999,578	1,076,730
Consumer	59,585	73,199

Total loans held-in-portfolio	$3,199,998	$3,755,972

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2013 and December 31, 2012 by main categories.

(In thousands)	June 30, 2013	December 31, 2012
Commercial	$2,594	$16,047
Construction	—	78,140
Legacy	1,680	2,080
Mortgage	186,578	258,201

Total loans held-for-sale	$190,852	$354,468

During the quarter and six months ended June 30, 2013, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $0.4 billion and $1.5 billion, respectively (June 30, 2012 – $336 million and $551 million, respectively). Also, the Corporation recorded purchases of $42 million in consumer loans during the quarter and six months ended June 30, 2013 (June 30, 2012 – $230 million). In addition, during the quarter and six months ended June 30, 2013, the Corporation recorded purchases of commercial loans amounting to $3 million and there were no purchases during the quarter and six months ended June 30, 2012. There were no purchases of construction loans during the quarter and six months ended June 30, 2013 and 2012.

The Corporation performed whole-loan sales involving approximately $503 million and $553 million of residential mortgage loans during the quarter and six months ended June 30, 2013, respectively (June 30, 2012- $80 million and $130 million, respectively). These sales included $435 million from the bulk sale of non-performing mortgage loans, completed during the quarter ended June 30, 2013. Also, the Corporation securitized approximately $ 282 million and $ 568 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2013, respectively (June 30, 2012 – $ 205 million and $ 395 million, respectively). Furthermore, the Corporation securitized approximately $ 124 million and $ 252 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2013, respectively (June 30, 2012- $ 71 million and $ 131 million, respectively). Also, the Corporation securitized approximately $ 27 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and six months ended June 30, 2013. There were no securitizations into FHLMC for the quarter and six months ended June 30, 2012. The Corporation sold commercial and construction loans with a book value of approximately $6 million and $407 million during the quarter and six months ended June 30, 2013, respectively (June 30, 2012- $19 million and $39 million, respectively). These sales included $401 million from the bulk sale of non-performing commercial and construction loans during the quarter ended March 31, 2013.

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2013 and December 31, 2012. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At June 30, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$9,660	$—	$20,796	$—	$30,456	$—
Commercial real estate non-owner occupied	35,430	—	63,692	—	99,122	—
Commercial real estate owner occupied	97,439	—	30,472	—	127,911	—
Commercial and industrial	57,192	702	8,474	—	65,666	702
Construction	39,044	—	5,834	—	44,878	—
Mortgage[2]	144,717	392,389	27,105	—	171,822	392,389
Leasing	4,511	—	—	—	4,511	—
Legacy	—	—	28,434	—	28,434	—
Consumer:
Credit cards	—	19,988	362	—	362	19,988
Home equity lines of credit	—	38	7,989	—	7,989	38
Personal	17,473	—	1,253	—	18,726	—
Auto	8,690	—	3	—	8,693	—
Other	5,271	524	26	—	5,297	524

Total[1]	$419,427	$413,641	$194,440	$—	$613,867	$413,641

[1]	For purposes of this table non-performing loans exclude $ 11 million in non-performing loans held-for-sale.
[2]	Non-covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

At December 31, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$15,816	$—	$18,435	$—	$34,251	$—
Commercial real estate non-owner occupied	66,665	—	78,140	—	144,805	—
Commercial real estate owner occupied	315,534	—	31,931	—	347,465	—
Commercial and industrial	124,717	529	14,051	—	138,768	529
Construction	37,390	—	5,960	—	43,350	—
Mortgage	596,105	364,387	34,025	—	630,130	364,387
Leasing	4,865	—	—	—	4,865	—
Legacy	—	—	40,741	—	40,741	—
Consumer:
Credit cards	—	22,184	505	—	505	22,184
Home equity lines of credit	—	312	7,454	—	7,454	312
Personal	19,300	23	1,905	—	21,205	23
Auto	8,551	—	4	—	8,555	—
Other	3,036	469	3	—	3,039	469

Total[1]	$1,191,979	$387,904	$233,154	$—	$1,425,133	$387,904

[1]	For purposes of this table non-performing loans exclude $ 96 million in non-performing loans held-for-sale.

The following tables present loans by past due status at June 30, 2013 and December 31, 2012 for non-covered loans held-in-portfolio (net of unearned income).

June 30, 2013
Puerto Rico
	Past due					Non – covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$395	$—	$9,660	$10,055	$75,076	$85,131
Commercial real estate non-owner occupied	37,265	—	35,430	72,695	1,709,725	1,782,420
Commercial real estate owner occupied	11,511	5,323	97,439	114,273	1,587,046	1,701,319
Commercial and industrial	14,002	7,155	57,894	79,051	2,675,862	2,754,913
Construction	1,813	—	39,044	40,857	215,645	256,502
Mortgage	291,244	144,090	563,783	999,117	4,314,353	5,313,470
Leasing	8,011	1,589	4,511	14,111	524,237	538,348
Consumer:
Credit cards	13,214	9,307	19,988	42,509	1,125,749	1,168,258
Home equity lines of credit	—	208	38	246	15,060	15,306
Personal	12,672	8,391	17,473	38,536	1,188,870	1,227,406
Auto	28,595	8,579	8,690	45,864	573,235	619,099
Other	2,193	500	5,795	8,488	220,820	229,308

Total	$420,915	$185,142	$859,745	$1,465,802	$14,225,678	$15,691,480

June 30, 2013
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$454	$—	$20,796	$21,250	$1,027,216	$1,048,466
Commercial real estate non-owner occupied	903	—	63,692	64,595	1,128,017	1,192,612
Commercial real estate owner occupied	6,367	133	30,472	36,972	513,989	550,961
Commercial and industrial	8,409	273	8,474	17,156	784,862	802,018
Construction	13,707	—	5,834	19,541	20,967	40,508
Mortgage	12,035	12,503	27,105	51,643	1,238,474	1,290,117
Legacy	4,997	2,470	28,434	35,901	226,327	262,228
Consumer:
Credit cards	252	187	362	801	13,665	14,466
Home equity lines of credit	5,003	2,710	7,989	15,702	469,865	485,567
Personal	654	995	1,253	2,902	138,464	141,366
Auto	9	—	3	12	532	544
Other	4	—	26	30	1,296	1,326

Total	$52,794	$19,271	$194,440	$266,505	$5,563,674	$5,830,179

June 30, 2013
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$849	$—	$30,456	$31,305	$1,102,292	$1,133,597
Commercial real estate non-owner occupied	38,168	—	99,122	137,290	2,837,742	2,975,032
Commercial real estate owner occupied	17,878	5,456	127,911	151,245	2,101,035	2,252,280
Commercial and industrial	22,411	7,428	66,368	96,207	3,460,724	3,556,931
Construction	15,520	—	44,878	60,398	236,612	297,010
Mortgage	303,279	156,593	590,888	1,050,760	5,552,827	6,603,587
Leasing	8,011	1,589	4,511	14,111	524,237	538,348
Legacy	4,997	2,470	28,434	35,901	226,327	262,228
Consumer:
Credit cards	13,466	9,494	20,350	43,310	1,139,414	1,182,724
Home equity lines of credit	5,003	2,918	8,027	15,948	484,925	500,873
Personal	13,326	9,386	18,726	41,438	1,327,334	1,368,772
Auto	28,604	8,579	8,693	45,876	573,767	619,643
Other	2,197	500	5,821	8,518	222,116	230,634

Total	$473,709	$204,413	$1,054,185	$1,732,307	$19,789,352	$21,521,659

December 31, 2012
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$1,005	$—	$15,816	$16,821	$98,272	$115,093
Commercial real estate non-owner occupied	10,580	4,454	66,665	81,699	1,268,734	1,350,433
Commercial real estate owner occupied	28,240	13,319	315,534	357,093	1,685,393	2,042,486
Commercial and industrial	27,977	5,922	125,246	159,145	2,629,127	2,788,272
Construction	1,243	—	37,390	38,633	173,634	212,267
Mortgage	241,930	121,175	960,492	1,323,597	3,625,327	4,948,924
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Consumer:
Credit cards	14,521	10,614	22,184	47,319	1,135,753	1,183,072
Home equity lines of credit	124	—	312	436	16,370	16,806
Personal	13,208	7,392	19,323	39,923	1,205,859	1,245,782
Auto	24,128	6,518	8,551	39,197	521,119	560,316
Other	2,120	536	3,505	6,161	222,192	228,353

Total	$371,569	$171,485	$1,579,883	$2,122,937	$13,109,390	$15,232,327

December 31, 2012
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$6,828	$5,067	$18,435	$30,330	$876,357	$906,687
Commercial real estate non-owner occupied	19,032	1,309	78,140	98,481	1,185,518	1,283,999
Commercial real estate owner occupied	9,979	100	31,931	42,010	523,954	565,964
Commercial and industrial	12,885	1,975	14,051	28,911	776,357	805,268
Construction	5,268	—	5,960	11,228	29,362	40,590
Mortgage	29,909	10,267	34,025	74,201	1,055,382	1,129,583
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	305	210	505	1,020	14,121	15,141
Home equity lines of credit	3,937	2,506	7,454	13,897	460,332	474,229
Personal	2,757	1,585	1,905	6,247	136,882	143,129
Auto	38	3	4	45	723	768
Other	41	9	3	53	1,237	1,290

Total	$106,744	$43,143	$233,154	$383,041	$5,367,824	$5,750,865

December 31, 2012
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$7,833	$5,067	$34,251	$47,151	$974,629	$1,021,780
Commercial real estate non-owner occupied	29,612	5,763	144,805	180,180	2,454,252	2,634,432
Commercial real estate owner occupied	38,219	13,419	347,465	399,103	2,209,347	2,608,450
Commercial and industrial	40,862	7,897	139,297	188,056	3,405,484	3,593,540
Construction	6,511	—	43,350	49,861	202,996	252,857
Mortgage	271,839	131,442	994,517	1,397,798	4,680,709	6,078,507
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	14,826	10,824	22,689	48,339	1,149,874	1,198,213
Home equity lines of credit	4,061	2,506	7,766	14,333	476,702	491,035
Personal	15,965	8,977	21,228	46,170	1,342,741	1,388,911
Auto	24,166	6,521	8,555	39,242	521,842	561,084
Other	2,161	545	3,508	6,214	223,429	229,643

Total	$478,313	$214,628	$1,813,037	$2,505,978	$18,477,214	$20,983,192

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at June 30, 2013 and December 31, 2012 by main categories.

(In thousands)	June 30, 2013	December 31, 2012
Commercial	$2,594	$16,047
Construction	—	78,140
Legacy	1,680	2,080
Mortgage	6,423	53

Total	$10,697	$96,320

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $156 million at June 30, 2013. At June 30, 2013, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarter and six months ended June 30, 2013 were as follows:

Activity in the accretable discount – Non-covered loans ASC 310-30
	For the quarter ended	For the six months ended
(In thousands)	June 30, 2013	June 30, 2013
Beginning balance	$36,627	$—
Additions	10,107	47,342
Accretion	(2,004)	(2,612)
Change in expected cash flows	4,483	4,483

Ending balance	$49,213	$49,213

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended June 30, 2013	For the six month ended June 30, 2013
Beginning balance	$133,041	$—
Additions	22,899	156,311
Accretion	2,004	2,612
Collections and charge-offs	(19,312)	(20,291)

Ending balance	$138,632	$138,632
Allowance for loan losses ASC 310-30 non-covered loans	—	—

Ending balance, net of ALLL	$138,632	$138,632

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$7,202	$—	$14,628	$—
Commercial and industrial	10,963	223	48,743	504
Construction	5,696	—	8,363	—
Mortgage	1,575	—	2,133	—
Consumer	333	191	543	265

Total[1]	$25,769	$414	$74,410	$769

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at June 30, 2013 and December 31, 2012 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2013
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$16,036	$66,737	$449,458	$532,231	$1,253,860	$1,786,091
Commercial and industrial	1,615	227	18,184	20,026	94,353	114,379
Construction	881	—	228,754	229,635	10,730	240,365
Mortgage	28,949	10,136	107,274	146,359	853,219	999,578
Consumer	1,007	386	3,345	4,738	54,847	59,585

Total covered loans	$48,488	$77,486	$807,015	$932,989	$2,267,009	$3,199,998

December 31, 2012
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$81,386	$41,256	$545,241	$667,883	$1,409,528	$2,077,411
Commercial and industrial	3,242	551	59,554	63,347	103,889	167,236
Construction	13	—	296,837	296,850	64,546	361,396
Mortgage	38,307	28,206	182,376	248,889	827,841	1,076,730
Consumer	1,382	1,311	11,094	13,787	59,412	73,199

Total covered loans	$124,330	$71,324	$1,095,102	$1,290,756	$2,465,216	$3,755,972

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	June 30, 2013			December 31, 2012
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,521,890	$159,846	$1,681,736	$1,778,594	$185,386	$1,963,980
Commercial and industrial	56,321	4,293	60,614	55,396	4,379	59,775
Construction	103,471	128,826	232,297	174,054	174,093	348,147
Mortgage	925,104	62,975	988,079	988,158	69,654	1,057,812
Consumer	46,285	3,855	50,140	55,762	6,283	62,045

Carrying amount	2,653,071	359,795	3,012,866	3,051,964	439,795	3,491,759
Allowance for loan losses	(47,017)	(44,178)	(91,195)	(48,365)	(47,042)	(95,407)

Carrying amount, net of allowance	$2,606,054	$315,617	$2,921,671	$3,003,599	$392,753	$3,396,352

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $4.1 billion at June 30, 2013 (December 31, 2012 – $4.8 billion). At June 30, 2013, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and six months ended June 30, 2013 and 2012, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the quarters ended
	June 30, 2013			June 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,372,375	$(240)	$1,372,135	$1,514,719	$27,800	$1,542,519
Accretion	(60,284)	(2,252)	(62,536)	(67,982)	(6,006)	(73,988)
Change in expected cash flows	53,579	16,434	70,013	104,222	2,097	106,319

Ending balance	$1,365,670	$13,942	$1,379,612	$1,550,959	$23,891	$1,574,850

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the six months ended
	June 30, 2013			June 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,446,381	$5,288	$1,451,669	$1,428,764	$41,495	$1,470,259
Accretion	(121,461)	(6,065)	(127,526)	(130,449)	(12,876)	(143,325)
Change in expected cash flows	40,750	14,719	55,469	252,644	(4,728)	247,916

Ending balance	$1,365,670	$13,942	$1,379,612	$1,550,959	$23,891	$1,574,850

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2013			June 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,758,944	$398,719	$3,157,663	$3,345,311	$549,594	$3,894,905
Accretion	60,284	2,252	62,536	67,982	6,006	73,988
Collections and charge-offs	(166,157)	(41,176)	(207,333)	(168,336)	(71,068)	(239,404)

Ending balance	$2,653,071	$359,795	$3,012,866	$3,244,957	$484,532	$3,729,489
Allowance for loan losses
ASC 310-30 covered loans	(47,017)	(44,178)	(91,195)	(60,370)	(33,601)	(93,971)

Ending balance, net of ALLL	$2,606,054	$315,617	$2,921,671	$3,184,587	$450,931	$3,635,518

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2013			June 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,051,964	$439,795	$3,491,759	$3,446,451	$590,020	$4,036,471
Accretion	121,461	6,065	127,526	130,449	12,876	143,325
Collections and charge offs	(520,354)	(86,065)	(606,419)	(331,943)	(118,364)	(450,307)

Ending balance	$2,653,071	$359,795	$3,012,866	$3,244,957	$484,532	$3,729,489
Allowance for loan losses ASC 310-30 covered loans	(47,017)	(44,178)	(91,195)	(60,370)	(33,601)	(93,971)

Ending balance, net of ALLL	$2,606,054	$315,617	$2,921,671	$3,184,587	$450,931	$3,635,518

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.2 billion at June 30, 2013 (June 30, 2012 – $0.3 billion).

Note 8 – Allowance for loan losses

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically loss contingencies guidance in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•

Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•

Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate for the commercial, construction and legacy loan portfolios and 6-month average loss rate for the consumer and mortgage loan portfolios, when these trends are higher than the respective base loss rates, up to a determined cap in the case of consumer and mortgage loan portfolios. The objective of this adjustment is to include information about recent increases in loss rates in a timely and prudent manner.

•

Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, were adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis was used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

During the second quarter of 2013, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses. The enhancements to the ALLL methodology, which is described in the paragraphs below, was implemented as of June 30, 2013 and resulted in a net increase to the allowance for loan losses of $11.8 million for the non-covered portfolio and $7.5 million for the covered portfolio.

Management made the following principal changes to the methodology during the second quarter of 2013:

•

Incorporated risk ratings to establish a more granular stratification of the commercial, construction and legacy loan portfolios to enhance the homogeneity of the loan classes. Prior to the second quarter enhancements, the Corporation’s loan segmentation was based on product type, line of business and legal entity. During the second quarter of 2013, lines of business were simplified and a regulatory classification level was added. These changes increase the homogeneity of each portfolio and capture the higher potential for loan loss in the criticized and substandard accruing categories.

These refinements resulted in a decrease to the allowance for loan losses of $42.9 million at June 30, 2013, which consisted of a $35.7 million decrease in the non-covered BPPR segment and a $7.2 million reduction in the BPNA segment.

•

Recalibration and enhancements of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. Prior to the second quarter enhancements, these adjustments were applied in the form of a set of multipliers and weights assigned to credit and economic indicators. During the second quarter of 2013, the environmental factor models used to account for changes in current credit and macroeconomic conditions, were enhanced and recalibrated based on the latest applicable trends. Also, as part of these enhancements, environmental factors are directly applied to the adjusted base loss rates using regression models based on particular credit data for the segment and relevant economic factors. These enhancements results in a more precise adjustment by having recalibrated models with improved statistical analysis and eliminating the multiplier concept that ensures that environmental factors are sufficiently sensitive to changing economic conditions.

The combined effect of the aforementioned changes to the environmental factors adjustment resulted in an increase to the allowance for loan losses of $52.5 million at June 30, 2013, of which $56.1 million relate to the non-covered BPPR segment, offset in part by a $3.6 million reduction in the BPNA segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for an increase of $9.7 million at June 30, 2013 at the BPPR segment. These enhancements included the elimination of the use of a cap for the commercial recent loss adjustment (12-month average), the incorporation of a minimum general reserve assumption for the commercial, construction and legacy portfolios with minimal or zero loss history, and the application of the enhanced ALLL framework to the covered loan portfolio.

The following tables present the changes in the allowance for loan losses for the quarters and six months ended June 30, 2013 and 2012.

For the quarter ended June 30, 2013
Puerto Rico – Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$160,883	$6,403	$130,466	$3,895	$122,374	$424,021
Provision (reversal of provision)	(18,763)	375	204,540	6,241	38,068	230,461
Charge-offs	(35,270)	(2,191)	(12,750)	(1,843)	(27,247)	(79,301)
Recoveries	5,302	4,485	161	630	7,319	17,897
Net write-down related to loans sold	—	—	(199,502)	—	—	(199,502)

Ending balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576

For the quarter ended June 30, 2013
Puerto Rico – Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$67,681	$6,293	$20,673	$—	$5,220	$99,867
Provision (reversal of provision)	(1,016)	16,762	8,583	—	1,171	25,500
Charge-offs	(1,150)	(16,024)	(2,255)	—	106	(19,323)
Recoveries	42	322	—	—	49	413

Ending balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457

For the quarter ended June 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$67,987	$1,036	$31,479	$30,777	$28,201	$159,480
Provision (reversal of provision)	(5,850)	(698)	4,604	(11,716)	7,107	(6,553)
Charge-offs	(17,398)	—	(3,377)	(5,941)	(6,841)	(33,557)
Recoveries	7,590	—	359	6,858	1,009	15,816

Ending balance	$52,329	$338	$33,065	$19,978	$29,476	$135,186

For the quarter ended June 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$296,551	$13,732	$182,618	$30,777	$3,895	$155,795	$683,368
Provision (reversal of provision)	(25,629)	16,439	217,727	(11,716)	6,241	46,346	249,408
Charge-offs	(53,818)	(18,215)	(18,382)	(5,941)	(1,843)	(33,982)	(132,181)
Recoveries	12,934	4,807	520	6,858	630	8,377	34,126
Net write-down related to loans sold	—	—	(199,502)	—	—	—	(199,502)

Ending balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219

For the six months ended June 30, 2013
Puerto Rico – Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision	110,114	3,117	232,752	8,226	80,544	434,753
Charge-offs	(67,716)	(3,820)	(30,509)	(3,386)	(54,607)	(160,038)
Recoveries	13,436	5,759	1,147	1,189	14,678	36,209
Net write-downs related to loans sold	(161,297)	(1,846)	(199,502)	—	—	(362,645)

Ending balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576

For the six months ended June 30, 2013
Puerto Rico – Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision	5,140	22,554	10,393	—	4,969	43,056
Charge-offs	(11,715)	(25,783)	(4,317)	—	(4,461)	(46,276)
Recoveries	72	636	11	—	52	771

Ending balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457

For the six months ended June 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404
Provision (reversal of provision)	(9,069)	(1,229)	8,525	(12,913)	10,141	(4,545)
Charge-offs	(30,538)	—	(7,394)	(12,282)	(14,038)	(64,252)
Recoveries	11,869	—	1,586	12,071	2,053	27,579

Ending balance	$52,329	$338	$33,065	$19,978	$29,476	$135,186

For the six months ended June 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	106,185	24,442	251,670	(12,913)	8,226	95,654	473,264
Charge-offs	(109,969)	(29,603)	(42,220)	(12,282)	(3,386)	(73,106)	(270,566)
Recoveries	25,377	6,395	2,744	12,071	1,189	16,783	64,559
Net write-down related to loans sold	(161,297)	(1,846)	(199,502)	—	—	—	(362,645)

Ending balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219

For the quarter ended June 30, 2012
Puerto Rico – Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$221,329	$6,671	$96,507	$4,967	$118,062	$447,536
Provision (reversal of provision)	11,081	1,778	38,642	(2,002)	16,944	66,443
Charge-offs	(39,123)	(1,033)	(15,479)	(909)	(30,475)	(87,019)
Recoveries	10,559	48	669	901	7,420	19,597

Ending balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557

For the quarter ended June 30, 2012
Puerto Rico – Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$90,070	$29,727	$10,517	$—	$8,182	$138,496
Provision	20,174	9,088	5,185	—	3,009	37,456
Charge-offs	(34,652)	(15,187)	(4,085)	—	(4,533)	(58,457)
Recoveries	—	—	—	—	—	—

Ending balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495

For the quarter ended June 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$92,250	$2,462	$28,972	$54,725	$38,823	$217,232
Provision (reversal of provision)	11,800	(788)	3,882	(5,255)	5,661	15,300
Charge-offs	(17,769)	—	(3,674)	(11,193)	(11,883)	(44,519)
Recoveries	6,637	4	303	5,734	1,287	13,965

Ending balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978

For the quarter ended June 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$403,649	$38,860	$135,996	$54,725	$4,967	$165,067	$803,264
Provision (reversal of provision)	43,055	10,078	47,709	(5,255)	(2,002)	25,614	119,199
Charge-offs	(91,544)	(16,220)	(23,238)	(11,193)	(909)	(46,891)	(189,995)
Recoveries	17,196	52	972	5,734	901	8,707	33,562

Ending balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030

For the six months ended June 30, 2012
Puerto Rico – Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision (reversal of provision)	14,475	2,228	75,053	(1,532)	44,011	134,235
Charge-offs	(86,767)	(1,313)	(28,970)	(2,126)	(62,713)	(181,889)
Recoveries	20,685	699	1,934	1,964	15,527	40,809

Ending balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557

For the six months ended June 30, 2012
Puerto Rico – Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision	19,874	18,644	10,595	—	6,552	55,665
Charge-offs	(38,754)	(15,451)	(4,288)	—	(4,622)	(63,115)
Recoveries	—	—	—	—	—	—

Ending balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495

For the six months ended June 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	6,936	(791)	8,143	6,800	8,934	30,022
Charge-offs	(37,371)	(1,396)	(9,006)	(19,666)	(22,241)	(89,680)
Recoveries	9,374	1,234	407	10,649	3,011	24,675

Ending balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978

For the six months ended June 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	41,285	20,081	93,791	6,800	(1,532)	59,497	219,922
Charge-offs	(162,892)	(18,160)	(42,264)	(19,666)	(2,126)	(89,576)	(334,684)
Recoveries	30,059	1,933	2,341	10,649	1,964	18,538	65,484

Ending balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$91,573	$94,559	$95,407	$83,477
Provision for loan losses	17,568	28,221	31,608	39,591
Net charge-offs	(17,946)	(28,809)	(35,820)	(29,097)

Balance at end of period	$91,195	$93,971	$91,195	$93,971

The following tables present information at June 30, 2013 and December 31, 2012 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At June 30, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$18,719	$1,401	$35,715	$1,399	$30,904	$88,138
General ALLL non-covered loans	93,433	7,671	87,200	7,524	109,610	305,438

ALLL – non-covered loans	112,152	9,072	122,915	8,923	140,514	393,576

Specific ALLL covered loans	1,981	750	—	—	—	2,731
General ALLL covered loans	63,576	6,603	27,001	—	6,546	103,726

ALLL – covered loans	65,557	7,353	27,001	—	6,546	106,457

Total ALLL	$177,709	$16,425	$149,916	$8,923	$147,060	$500,033

Loans held-in-portfolio:
Impaired non-covered loans	$271,177	$39,542	$382,398	$3,818	$127,643	$824,578
Non-covered loans held-in-portfolio excluding impaired loans	6,052,606	216,960	4,931,072	534,530	3,131,734	14,866,902

Non-covered loans held-in-portfolio	6,323,783	256,502	5,313,470	538,348	3,259,377	15,691,480

Impaired covered loans	25,092	—	—	—	—	25,092
Covered loans held-in-portfolio excluding impaired loans	1,875,378	240,365	999,578	—	59,585	3,174,906

Covered loans held-in-portfolio	1,900,470	240,365	999,578	—	59,585	3,199,998

Total loans held-in-portfolio	$8,224,253	$496,867	$6,313,048	$538,348	$3,318,962	$18,891,478

At June 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,563	$—	$350	$17,913
General ALLL	52,329	338	15,502	19,978	29,126	117,273

Total ALLL	$52,329	$338	$33,065	$19,978	$29,476	$135,186

Loans held-in-portfolio:
Impaired loans	$63,684	$5,834	$52,807	$13,368	$2,523	$138,216
Loans held-in-portfolio, excluding impaired loans	3,530,373	34,674	1,237,310	248,860	640,746	5,691,963

Total loans held-in-portfolio	$3,594,057	$40,508	$1,290,117	$262,228	$643,269	$5,830,179

At June 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$18,719	$1,401	$53,278	$—	$1,399	$31,254	$106,051
General ALLL non-covered loans	145,762	8,009	102,702	19,978	7,524	138,736	422,711

ALLL – non-covered loans	164,481	9,410	155,980	19,978	8,923	169,990	528,762

Specific ALLL covered loans	1,981	750	—	—	—	—	2,731
General ALLL covered loans	63,576	6,603	27,001	—	—	6,546	103,726

ALLL – covered loans	65,557	7,353	27,001	—	—	6,546	106,457

Total ALLL	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219

Loans held-in-portfolio:
Impaired non-covered loans	$334,861	$45,376	$435,205	$13,368	$3,818	$130,166	$962,794
Non-covered loans held-in-portfolio excluding impaired loans	9,582,979	251,634	6,168,382	248,860	534,530	3,772,480	20,558,865

Non-covered loans held-in-portfolio	9,917,840	297,010	6,603,587	262,228	538,348	3,902,646	21,521,659

Impaired covered loans	25,092	—	—	—	—	—	25,092
Covered loans held-in-portfolio excluding impaired loans	1,875,378	240,365	999,578	—	—	59,585	3,174,906

Covered loans held-in-portfolio	1,900,470	240,365	999,578	—	—	59,585	3,199,998

Total loans held-in-portfolio	$11,818,310	$537,375	$7,603,165	$262,228	$538,348	$3,962,231	$24,721,657

At December 31, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,323	$120	$58,572	$1,066	$17,779	$94,860
General ALLL non-covered loans	200,292	5,742	60,455	1,828	82,120	350,437

ALLL – non-covered loans	217,615	5,862	119,027	2,894	99,899	445,297

Specific ALLL covered loans	8,505	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	5,986	100,401

ALLL – covered loans	72,060	9,946	20,914	—	5,986	108,906

Total ALLL	$289,675	$15,808	$139,941	$2,894	$105,885	$554,203

Loans held-in-portfolio:
Impaired non-covered loans	$447,779	$35,849	$557,137	$4,881	$130,663	$1,176,309
Non-covered loans held-in-portfolio excluding impaired loans	5,848,505	176,418	4,391,787	535,642	3,103,666	14,056,018

Non-covered loans held-in-portfolio	6,296,284	212,267	4,948,924	540,523	3,234,329	15,232,327

Impaired covered loans	109,241	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	73,199	3,755,972

Total loans held-in-portfolio	$8,540,931	$573,663	$6,025,654	$540,523	$3,307,528	$18,988,299

At December 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$25	$—	$16,095	$—	$107	$16,227
General ALLL	80,042	1,567	14,253	33,102	31,213	160,177

Total ALLL	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404

Loans held-in-portfolio:
Impaired loans	$79,885	$5,960	$54,093	$18,744	$2,714	$161,396
Loans held-in-portfolio, excluding impaired loans	3,482,033	34,630	1,075,490	365,473	631,843	5,589,469

Total loans held-in-portfolio	$3,561,918	$40,590	$1,129,583	$384,217	$634,557	$5,750,865

At December 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,348	$120	$74,667	$—	$1,066	$17,886	$111,087
General ALLL non-covered loans	280,334	7,309	74,708	33,102	1,828	113,333	510,614

ALLL – non-covered loans	297,682	7,429	149,375	33,102	2,894	131,219	621,701

Specific ALLL covered loans	8,505	—	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	—	5,986	100,401

ALLL – covered loans	72,060	9,946	20,914	—	—	5,986	108,906

Total ALLL	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607

Loans held-in-portfolio:
Impaired non-covered loans	$527,664	$41,809	$611,230	$18,744	$4,881	$133,377	$1,337,705
Non-covered loans held-in-portfolio excluding impaired loans	9,330,538	211,048	5,467,277	365,473	535,642	3,735,509	19,645,487

Non-covered loans held-in-portfolio	9,858,202	252,857	6,078,507	384,217	540,523	3,868,886	20,983,192

Impaired covered loans	109,241	—	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	—	73,199	3,755,972

Total loans held-in-portfolio	$12,102,849	$614,253	$7,155,237	$384,217	$540,523	$3,942,085	$24,739,164

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2013 and December 31, 2012.

June 30, 2013
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$8,392	$8,392	$8,392	$8,392	$—
Commercial real estate non-owner occupied	24,293	24,864	6,656	29,256	33,139	53,549	58,003	6,656
Commercial real estate owner occupied	43,887	47,750	5,216	68,241	101,156	112,128	148,906	5,216
Commercial and industrial	31,456	31,456	6,847	65,652	80,668	97,108	112,124	6,847
Construction	4,581	6,507	1,401	34,961	90,596	39,542	97,103	1,401
Mortgage	338,008	351,235	35,715	44,390	48,818	382,398	400,053	35,715
Leasing	3,818	3,818	1,399	—	—	3,818	3,818	1,399
Consumer:
Credit cards	43,889	43,889	8,215	—	—	43,889	43,889	8,215
Personal	82,353	82,353	22,474	—	—	82,353	82,353	22,474
Auto	854	854	112	—	—	854	854	112
Other	547	547	103	—	—	547	547	103
Covered loans	19,783	19,783	2,731	5,309	5,309	25,092	25,092	2,731

Total Puerto Rico	$593,469	$613,056	$90,869	$256,201	$368,078	$849,670	$981,134	$90,869

June 30, 2013
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$6,165	$9,570	$6,165	$9,570	$—
Commercial real estate non-owner occupied	—	—	—	35,981	53,592	35,981	53,592	—
Commercial real estate owner occupied	—	—	—	20,624	27,170	20,624	27,170	—
Commercial and industrial	—	—	—	914	914	914	914	—
Construction	—	—	—	5,834	5,834	5,834	5,834	—
Mortgage	47,287	51,970	17,563	5,520	6,658	52,807	58,628	17,563
Legacy	—	—	—	13,368	18,404	13,368	18,404	—
Consumer:
HELOCs	199	199	—	—	—	199	199	—
Auto	89	89	—	—	—	89	89	—
Other	2,235	2,235	350	—	—	2,235	2,235	350

Total U.S. mainland	$49,810	$54,493	$17,913	$88,406	$122,142	$138,216	$176,635	$17,913

June 30, 2013
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$14,557	$17,962	$14,557	$17,962	$—
Commercial real estate non-owner occupied	24,293	24,864	6,656	65,237	86,731	89,530	111,595	6,656
Commercial real estate owner occupied	43,887	47,750	5,216	88,865	128,326	132,752	176,076	5,216
Commercial and industrial	31,456	31,456	6,847	66,566	81,582	98,022	113,038	6,847
Construction	4,581	6,507	1,401	40,795	96,430	45,376	102,937	1,401
Mortgage	385,295	403,205	53,278	49,910	55,476	435,205	458,681	53,278
Legacy	—	—	—	13,368	18,404	13,368	18,404	—
Leasing	3,818	3,818	1,399	—	—	3,818	3,818	1,399
Consumer:
Credit cards	43,889	43,889	8,215	—	—	43,889	43,889	8,215
HELOCs	199	199	—	—	—	199	199	—
Personal	82,353	82,353	22,474	—	—	82,353	82,353	22,474
Auto	943	943	112	—	—	943	943	112
Other	2,782	2,782	453	—	—	2,782	2,782	453
Covered loans	19,783	19,783	2,731	5,309	5,309	25,092	25,092	2,731

Total Popular, Inc.	$643,279	$667,549	$108,782	$344,607	$490,220	$987,886	$1,157,769	$108,782

December 31, 2012
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$271	$288	$6	$13,080	$19,969	$13,351	$20,257	$6
Commercial real estate non-owner occupied	22,332	25,671	1,354	55,320	63,041	77,652	88,712	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	121,476	167,639	222,161	316,981	12,614
Commercial and industrial	70,216	85,508	3,349	64,399	99,608	134,615	185,116	3,349
Construction	1,865	3,931	120	33,984	70,572	35,849	74,503	120
Mortgage	517,341	539,171	58,572	39,796	42,913	557,137	582,084	58,572
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	772	772	79	—	—	772	772	79
Other	493	493	12	—	—	493	493	12
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Puerto Rico	$913,016	$1,004,217	$103,365	$372,534	$508,221	$1,285,550	$1,512,438	$103,365

December 31, 2012
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$1,327	$1,479	$25	$6,316	$9,898	$7,643	$11,377	$25
Commercial real estate non-owner occupied	—	—	—	45,815	64,783	45,815	64,783	—
Commercial real estate owner occupied	—	—	—	20,369	22,968	20,369	22,968	—
Commercial and industrial	—	—	—	6,058	8,026	6,058	8,026	—
Construction	—	—	—	5,960	5,960	5,960	5,960	—
Mortgage	45,319	46,484	16,095	8,774	10,328	54,093	56,812	16,095
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Consumer:
HELOCs	201	201	11	—	—	201	201	11
Auto	91	91	2	—	—	91	91	2
Other	2,422	2,422	94	—	—	2,422	2,422	94

Total U.S. mainland	$49,360	$50,677	$16,227	$112,036	$151,935	$161,396	$202,612	$16,227

December 31, 2012
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$1,598	$1,767	$31	$19,396	$29,867	$20,994	$31,634	$31
Commercial real estate non-owner occupied	22,332	25,671	1,354	101,135	127,824	123,467	153,495	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	141,845	190,607	242,530	339,949	12,614
Commercial and industrial	70,216	85,508	3,349	70,457	107,634	140,673	193,142	3,349
Construction	1,865	3,931	120	39,944	76,532	41,809	80,463	120
Mortgage	562,660	585,655	74,667	48,570	53,241	611,230	638,896	74,667
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
HELOCs	201	201	11	—	—	201	201	11
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	863	863	81	—	—	863	863	81
Other	2,915	2,915	106	—	—	2,915	2,915	106
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Popular, Inc.	$962,376	$1,054,894	$119,592	$484,570	$660,156	$1,446,946	$1,715,050	$119,592

The following table presents the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2013 and 2012.

For the quarter ended June 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$8,448	$(29)	$6,619	$—	$15,067	$(29)
Commercial real estate non-owner occupied	47,621	364	38,509	55	86,130	419
Commercial real estate owner occupied	98,892	493	20,235	73	119,127	566
Commercial and industrial	96,622	769	1,457	—	98,079	769
Construction	41,528	—	5,859	—	47,387	—
Mortgage	480,435	7,861	53,000	482	533,435	8,343
Legacy	—	—	14,200	—	14,200	—
Leasing	4,088	—	—	—	4,088	—
Consumer:
Credit cards	34,019	—	—	—	34,019	—
Helocs	—	—	200	—	200	—
Personal	83,531	—	—	—	83,531	—
Auto	858	—	90	—	948	—
Other	274	—	2,311	—	2,585	—
Covered loans	24,252	265	—	—	24,252	265

Total Popular, Inc.	$920,568	$9,723	$142,480	$610	$1,063,048	$10,333

For the quarter ended June 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$8,469	$—	$11,397	$11	$19,866	$11
Commercial real estate non-owner occupied	61,468	176	64,514	327	125,982	503
Commercial real estate owner occupied	195,838	197	34,745	—	230,583	197
Commercial and industrial	124,604	137	22,557	—	147,161	137
Construction	50,013	91	12,565	—	62,578	91
Mortgage	427,107	6,267	53,600	495	480,707	6,762
Legacy	—	—	38,510	19	38,510	19
Leasing	5,470	—	—	—	5,470	—
Consumer:
Credit cards	38,567	—	—	—	38,567	—
Personal	90,862	—	—	—	90,862	—
Auto	85	—	46	—	131	—
Other	4,107	—	2,362	—	6,469	—
Covered loans	81,275	—	—	—	81,275	—

Total Popular, Inc.	$1,087,865	$6,868	$240,296	$852	$1,328,161	$7,720

For the six months ended June 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$10,082	$132	$6,960	$39	$17,042	$171
Commercial real estate non-owner occupied	57,631	723	40,944	90	98,575	813
Commercial real estate owner occupied	139,981	1,009	20,280	15	160,261	1,024
Commercial and industrial	109,286	1,608	2,990	—	112,276	1,608
Construction	39,635	—	5,893	—	45,528	—
Mortgage	506,002	15,596	53,364	985	559,366	16,581
Legacy	—	—	15,714	—	15,714	—
Leasing	4,352	—	—	—	4,352	—
Consumer:
Credit cards	36,851	—	—	—	36,851	—
Helocs	—	—	200	—	200	—
Personal	84,648	—	—	—	84,648	—
Auto	829	—	90	—	919	—
Other	347	—	2,348	—	2,695	—
Covered loans	52,582	504	—	—	52,582	504

Total Popular, Inc.	$1,042,226	$19,572	$148,783	$1,129	$1,191,009	$20,701

For the six months ended June 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$13,202	$—	$10,483	$101	$23,685	$101
Commercial real estate non-owner occupied	58,121	357	63,815	814	121,936	1,171
Commercial real estate owner occupied	198,318	773	39,044	—	237,362	773
Commercial and industrial	124,974	620	26,547	37	151,521	657
Construction	49,924	107	22,364	—	72,288	107
Mortgage	395,853	11,840	52,245	977	448,098	12,817
Legacy	—	—	41,970	65	41,970	65
Leasing	5,681	—	—	—	5,681	—
Consumer:
Credit cards	38,669	—	—	—	38,669	—
Personal	91,828	—	—	—	91,828	—
Auto	57	—	62	—	119	—
Other	4,387	—	2,386	—	6,773	—
Covered loans	79,783	—	—	—	79,783	—

Total Popular, Inc.	$1,060,797	$13,697	$258,916	$1,994	$1,319,713	$15,691

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $0.9 billion at June 30, 2013 (December 31, 2012 – $1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $4 million related to the commercial loan portfolio and none related to the construction loan portfolio at June 30, 2013 (December 31, 2012 – $4 million and $120 thousand, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at June 30, 2013 and December 31, 2012.

	Popular, Inc.
	Non-Covered Loans
	June 30, 2013			December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$113,576	$78,690	$192,266	$105,648	$208,119	$313,767
Construction	2,923	12,731	15,654	2,969	10,310	13,279
Legacy	—	3,949	3,949	—	5,978	5,978
Mortgage	482,338	65,347	547,685	405,063	273,042	678,105
Leases	1,423	2,395	3,818	1,726	3,155	4,881
Consumer	121,107	10,396	131,503	125,955	8,981	134,936

Total	$721,367	$173,508	$894,875	$641,361	$509,585	$1,150,946

	Popular, Inc.
	Covered Loans
	June 30, 2013			December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$7,454	$11,785	$19,239	$46,142	$4,071	$50,213
Construction	—	5,232	5,232	—	7,435	7,435
Mortgage	148	189	337	149	220	369
Consumer	362	38	400	517	106	623

Total	$7,964	$17,244	$25,208	$46,808	$11,832	$58,640

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and six months ended June 30, 2013 and 2012.

	Puerto Rico
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	—	—	1	—	—
Commercial real estate owner occupied	1	—	—	33	2	1	—	33
Commercial and industrial	8	2	—	8	10	4	—	8
Mortgage	5	14	85	7	9	27	215	13
Leasing	—	2	5	—	—	12	13	—
Consumer:
Credit cards	272	—	—	246	560	—	—	482
Personal	223	6	—	3	455	14	—	3
Auto	—	2	—	—	—	2	—	—
Other	26	—	—	—	45	—	—	—

Total	535	26	90	297	1,081	61	228	539

	U.S. Mainland
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	2	—	—	2	2	—
Commercial real estate owner occupied	—	—	—	—	—	—	1	—
Mortgage	—	—	5	—	—	—	8	—

Total	—	—	7	—	—	2	11	—

	Popular, Inc.
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	2	—	—	3	2	—
Commercial real estate owner occupied	1	—	—	33	2	1	1	33
Commercial and industrial	8	2	—	8	10	4	—	8
Mortgage	5	14	90	7	9	27	223	13
Leasing	—	2	5	—	—	12	13	—
Consumer:
Credit cards	272	—	—	246	560	—	—	482
Personal	223	6	—	3	455	14	—	3
Auto	—	2	—	—	—	2	—	—
Other	26	—	—	—	45	—	—	—

Total	535	26	97	297	1,081	63	239	539

	Puerto Rico
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—	2	4	—	—
Commercial real estate owner occupied	4	7	—	—	6	15	—	—
Commercial and industrial	8	22	—	—	25	53	—	—
Construction	—	—	—	—	1	1	—	—
Mortgage	125	42	459	65	161	83	794	110
Leasing	—	34	—	—	—	62	—	—
Consumer:
Credit cards	410	—	—	334	957	—	—	674
Personal	281	12	—	—	670	21	—	—
Auto	—	1	—	—	—	1	2	—
Other	14	—	—	—	25	—	—	—

Total	842	119	459	399	1,847	240	796	784

	U.S. Mainland
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	—	—	—	1	—	—	1
Construction	—	—	—	—	—	—	—	1
Mortgage	1	—	23	—	3	—	48	—
Legacy	1	—	—	—	1	—	—	2
Consumer:
HELOCs	—	—	1	—	—	—	1	—

Total	3	—	24	—	5	—	49	4

	Popular, Inc.
	For the quarter ended June 30, 2012				For the six months ended June 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	1	1	—	—	3	4	—	1
Commercial real estate owner occupied	4	7	—	—	6	15	—	—
Commercial and industrial	8	22	—	—	25	53	—	—
Construction	—	—	—	—	1	1	—	1
Mortgage	126	42	482	65	164	83	842	110
Legacy	1	—	—	—	1	—	—	2
Leasing	—	34	—	—	—	62	—	—
Consumer:
Credit cards	410	—	—	334	957	—	—	674
HELOCs	—	—	1	—	—	—	1	—
Personal	281	12	—	—	670	21	—	—
Auto	—	1	—	—	—	1	2	—
Other	14	—	—	—	25	—	—	—

Total	845	119	483	399	1,852	240	845	788

The following tables present by class, quantitative information related to loans modified as TDRs during the quarter and six months ended June 30, 2013 and 2012.

Puerto Rico
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate owner occupied	34	$10,646	$8,628	$(161)
Commercial and industrial	18	3,583	3,623	(17)
Mortgage	111	18,046	19,192	878
Leasing	7	116	114	30
Consumer:
Credit cards	518	3,879	4,649	718
Personal	232	3,810	3,821	985
Auto	2	38	40	2
Other	26	120	119	19

Total	948	$40,238	$40,186	$2,454

U.S. Mainland
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,228	$1,154	$—
Mortgage	5	702	731	49

Total	7	$1,930	$1,885	$49

Popular, Inc.
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,228	$1,154	$—
Commercial real estate owner occupied	34	10,646	8,628	(161)
Commercial and industrial	18	3,583	3,623	(17)
Mortgage	116	18,748	19,923	927
Leasing	7	116	114	30
Consumer:
Credit cards	518	3,879	4,649	718
Personal	232	3,810	3,821	985
Auto	2	38	40	2
Other	26	120	119	19

Total	955	$42,168	$42,071	$2,503

Puerto Rico
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$138	$534	$4
Commercial real estate owner occupied	11	4,481	4,070	1
Commercial and industrial	30	18,392	18,061	229
Mortgage	691	91,292	94,681	2,335
Leasing	34	499	481	53
Consumer:
Credit cards	744	6,296	6,981	4
Personal	293	4,290	4,285	782
Auto	1	3	3	—
Other	14	34	33	—

Total	1,819	$125,425	$129,129	$3,408

U.S. Mainland
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$2,252	$1,991	$184
Mortgage	24	2,382	2,314	357
Legacy	1	321	316	(3)
Consumer:
HELOCs	1	150	134	(1)

Total	27	$5,105	$4,755	$537

Popular, Inc.
For the quarter ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$2,390	$2,525	$188
Commercial real estate owner occupied	11	4,481	4,070	1
Commercial and industrial	30	18,392	18,061	229
Mortgage	715	93,674	96,995	2,692
Legacy	1	321	316	(3)
Leasing	34	499	481	53
Consumer:
Credit cards	744	6,296	6,981	4
HELOCs	1	150	134	(1)
Personal	293	4,290	4,285	782
Auto	1	3	3	—
Other	14	34	33	—

Total	1,846	$130,530	$133,884	$3,945

Puerto Rico
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,248	$741	$(10)
Commercial real estate owner occupied	36	15,212	13,214	(501)
Commercial and industrial	22	3,743	3,784	(18)
Mortgage	264	42,944	45,981	4,305
Leasing	25	443	429	133
Consumer:
Credit cards	1,042	8,144	9,795	755
Personal	472	7,642	7,667	1,978
Auto	2	38	40	2
Other	45	169	167	19

Total	1,909	$79,583	$81,818	$6,663

U.S. mainland
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$2,822	$2,713	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	8	928	959	72

Total	13	$4,131	$3,959	$60

Popular, Inc.
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	4,070	3,454	(12)
Commercial real estate owner occupied	37	15,593	13,501	(511)
Commercial and industrial	22	3,743	3,784	(18)
Mortgage	272	43,872	46,940	4,377
Leasing	25	443	429	133
Consumer:
Credit cards	1,042	8,144	9,795	755
Personal	472	7,642	7,667	1,978
Auto	2	38	40	2
Other	45	169	167	19

Total	1,922	$83,714	$85,777	$6,723

Puerto Rico
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,690	$3,090	$(969)
Commercial real estate owner occupied	21	7,693	7,282	(38)
Commercial and industrial	78	24,764	24,434	250
Construction	2	1,097	1,097	52
Mortgage	1,148	153,208	157,191	6,978
Leasing	62	1,009	966	103
Consumer:
Credit cards	1,631	13,521	15,347	44
Personal	691	9,079	9,080	1,501
Auto	3	47	27	(1)
Other	25	75	74	—

Total	3,667	$213,183	$218,588	$7,920

U.S. mainland
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$5,796	$5,536	$184
Construction	1	1,573	1,573	—
Mortgage	51	5,403	5,425	834
Legacy	3	1,272	1,267	(3)
Consumer:
HELOCs	1	150	134	(1)

Total	58	$14,194	$13,935	$1,014

Popular, Inc.
For the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	8	$8,486	$8,626	$(785)
Commercial real estate owner occupied	21	7,693	7,282	(38)
Commercial and industrial	78	24,764	24,434	250
Construction	3	2,670	2,670	52
Mortgage	1,199	158,611	162,616	7,812
Legacy	3	1,272	1,267	(3)
Leasing	62	1,009	966	103
Consumer:
Credit cards	1,631	13,521	15,347	44
HELOCs	1	150	134	(1)
Personal	691	9,079	9,080	1,501
Auto	3	47	27	(1)
Other	25	75	74	—

Total	3,725	$227,377	$232,523	$8,934

During the six months ended June 30, 2013 and 2012, two loan comprising a recorded investment of approximately $2.9 million and four loans of $7 million, respectively, was restructured into multiple notes (“Note A / B split”). The Corporation recorded approximately $1.3 million and $1.4 million in loan charge-offs as part of the loan restructuring during the six months ended June 30, 2013 and 2012, respectively. The renegotiations of this loan were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $1.6 million at June 30, 2013 (June 30, 2012 – $6 million) with a related allowance for loan losses amounting to approximately $21 thousand (June 30, 2012 – $94 thousand).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2013 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$5,127	2	$5,127
Commercial and industrial	1	504	2	1,436
Mortgage	68	11,730	131	20,601
Leasing	3	21	10	65
Consumer:
Credit cards	169	1,807	300	2,927
Personal	30	415	71	992

Total	273	$19,604	516	$31,148

U.S. Mainland
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$1,139

Total	—	$—	1	$1,139

Popular, Inc.
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$1,139
Commercial real estate owner occupied	2	5,127	2	5,127
Commercial and industrial	1	504	2	1,436
Mortgage	68	11,730	131	20,601
Legacy	3	21	10	65
Consumer:
Credit cards	169	1,807	300	2,927
Personal	30	415	71	992

Total	273	$19,604	517	$32,287

Puerto Rico
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,791	3	$3,561
Commercial real estate owner occupied	6	3,186	15	15,619
Commercial and industrial	4	3,843	12	4,918
Mortgage	165	25,332	324	48,420
Leasing	4	43	13	412
Consumer:
Credit cards	241	1,795	481	3,842
Personal	92	650	189	1,392
Auto	1	16	1	16
Other	—	—	1	1

Total	515	$36,656	1,039	$78,181

U.S. Mainland
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$1,935
Mortgage	3	319	6	732

Total	3	$319	7	$2,667

Popular, Inc.
	Defaulted during the quarter ended June 30, 2012		Defaulted during the six months ended June 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,791	4	$5,496
Commercial real estate owner occupied	6	3,186	15	15,619
Commercial and industrial	4	3,843	12	4,918
Mortgage	168	25,651	330	49,152
Leasing	4	43	13	412
Consumer:
Credit cards	241	1,795	481	3,842
Personal	92	650	189	1,392
Auto	1	16	1	16
Other	—	—	1	1

Total	518	$36,975	1,046	$80,848

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2013 and December 31, 2012.

June 30, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,353	$681	$14,003	$—	$—	$16,037	$69,094	$85,131
Commercial real estate non-owner occupied	72,811	153,272	311,055	—	—	537,138	1,245,282	1,782,420
Commercial real estate owner occupied	194,828	123,989	372,464	1,236	—	692,517	1,008,802	1,701,319
Commercial and industrial	608,943	194,896	280,689	3,291	604	1,088,423	1,666,490	2,754,913

Total Commercial	877,935	472,838	978,211	4,527	604	2,334,115	3,989,668	6,323,783
Construction	9,306	2,375	45,760	6,168	—	63,609	192,893	256,502
Mortgage	—	—	138,393	—	—	138,393	5,175,077	5,313,470
Leasing	—	—	4,389	—	121	4,510	533,838	538,348
Consumer:
Credit cards	—	—	20,551	—	—	20,551	1,147,707	1,168,258
Home equity lines of credit	—	—	1,205	—	2,458	3,663	11,643	15,306
Personal	—	—	7,501	—	111	7,612	1,219,794	1,227,406
Auto	—	—	8,534	—	156	8,690	610,409	619,099
Other	—	—	2,302	—	2,969	5,271	224,037	229,308

Total Consumer	—	—	40,093	—	5,694	45,787	3,213,590	3,259,377

Total Puerto Rico	$887,241	$475,213	$1,206,846	$10,695	$6,419	$2,586,414	$13,105,066	$15,691,480

U.S. mainland
Commercial multi-family	$92,990	$17,238	$75,664	$—	$—	$185,892	$862,574	$1,048,466
Commercial real estate non-owner occupied	101,414	23,564	173,815	—	—	298,793	893,819	1,192,612
Commercial real estate owner occupied	17,486	10,938	103,782	—	—	132,206	418,755	550,961
Commercial and industrial	11,505	10,729	47,687	—	—	69,921	732,097	802,018

Total Commercial	223,395	62,469	400,948	—	—	686,812	2,907,245	3,594,057
Construction	—	—	21,056	—	—	21,056	19,452	40,508
Mortgage	—	—	27,158	—	—	27,158	1,262,959	1,290,117
Legacy	14,515	9,886	71,054	—	—	95,455	166,773	262,228
Consumer:
Credit cards	—	—	362	—	—	362	14,104	14,466
Home equity lines of credit	—	—	3,764	—	4,225	7,989	477,578	485,567
Personal	—	—	697	—	540	1,237	140,129	141,366
Auto	—	—	—	—	3	3	541	544
Other	—	—	19	—	—	19	1,307	1,326

Total Consumer	—	—	4,842	—	4,768	9,610	633,659	643,269

Total U.S. mainland	$237,910	$72,355	$525,058	$—	$4,768	$840,091	$4,990,088	$5,830,179

Popular, Inc.
Commercial multi-family	$94,343	$17,919	$89,667	$—	$—	$201,929	$931,668	$1,133,597
Commercial real estate non-owner occupied	174,225	176,836	484,870	—	—	835,931	2,139,101	2,975,032
Commercial real estate owner occupied	212,314	134,927	476,246	1,236	—	824,723	1,427,557	2,252,280
Commercial and industrial	620,448	205,625	328,376	3,291	604	1,158,344	2,398,587	3,556,931

Total Commercial	1,101,330	535,307	1,379,159	4,527	604	3,020,927	6,896,913	9,917,840
Construction	9,306	2,375	66,816	6,168	—	84,665	212,345	297,010
Mortgage	—	—	165,551	—	—	165,551	6,438,036	6,603,587
Legacy	14,515	9,886	71,054	—	—	95,455	166,773	262,228
Leasing	—	—	4,389	—	121	4,510	533,838	538,348
Consumer:
Credit cards	—	—	20,913	—	—	20,913	1,161,811	1,182,724
Home equity lines of credit	—	—	4,969	—	6,683	11,652	489,221	500,873
Personal	—	—	8,198	—	651	8,849	1,359,923	1,368,772
Auto	—	—	8,534	—	159	8,693	610,950	619,643
Other	—	—	2,321	—	2,969	5,290	225,344	230,634

Total Consumer	—	—	44,935	—	10,462	55,397	3,847,249	3,902,646

Total Popular, Inc.	$1,125,151	$547,568	$1,731,904	$10,695	$11,187	$3,426,505	$18,095,154	$21,521,659

The following table presents the weighted average obligor risk rating at June 30, 2013 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Puerto Rico:[1]
Commercial multi-family	11.69	5.37
Commercial real estate non-owner occupied	11.14	6.58
Commercial real estate owner occupied	11.29	6.84
Commercial and industrial	11.26	6.35

Total Commercial	11.24	6.53

Construction	11.78	7.87

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.27	7.11
Commercial real estate non-owner occupied	11.37	7.06
Commercial real estate owner occupied	11.29	6.90
Commercial and industrial	11.14	6.62

Total Commercial	11.30	6.53

Construction	11.28	7.91

Legacy	11.29	7.71

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2012
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$978	$255	$16,736	$—	$—	$17,969	$97,124	$115,093
Commercial real estate non-owner occupied	120,608	156,853	252,068	—	—	529,529	820,904	1,350,433
Commercial real estate owner occupied	195,876	140,788	647,458	1,242	—	985,364	1,057,122	2,042,486
Commercial and industrial	438,758	201,660	410,026	4,162	682	1,055,288	1,732,984	2,788,272

Total Commercial	756,220	499,556	1,326,288	5,404	682	2,588,150	3,708,134	6,296,284
Construction	645	31,789	41,278	—	—	73,712	138,555	212,267
Mortgage	—	—	569,334	—	—	569,334	4,379,590	4,948,924
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	22,965	—	—	22,965	1,160,107	1,183,072
Home equity lines of credit	—	—	1,333	—	3,269	4,602	12,204	16,806
Personal	—	—	8,203	—	77	8,280	1,237,502	1,245,782
Auto	—	—	8,551	—	—	8,551	551,765	560,316
Other	—	—	3,036	—	—	3,036	225,317	228,353

Total Consumer	—	—	44,088	—	3,346	47,434	3,186,895	3,234,329

Total Puerto Rico	$756,865	$531,345	$1,985,730	$5,404	$4,151	$3,283,495	$11,948,832	$15,232,327

U.S. mainland
Commercial multi-family	$78,490	$22,050	$71,658	$—	$—	$172,198	$734,489	$906,687
Commercial real estate non-owner occupied	108,806	55,911	204,532	—	—	369,249	914,750	1,283,999
Commercial real estate owner occupied	22,423	6,747	113,161	—	—	142,331	423,633	565,964
Commercial and industrial	24,489	8,889	65,562	—	—	98,940	706,328	805,268

Total Commercial	234,208	93,597	454,913	—	—	782,718	2,779,200	3,561,918
Construction	5,268	—	21,182	—	—	26,450	14,140	40,590
Mortgage	—	—	34,077	—	—	34,077	1,095,506	1,129,583
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Consumer:
Credit cards	—	—	505	—	—	505	14,636	15,141
Home equity lines of credit	—	—	3,150	—	4,304	7,454	466,775	474,229
Personal	—	—	785	—	941	1,726	141,403	143,129
Auto	—	—	—	—	4	4	764	768
Other	—	—	3	—	—	3	1,287	1,290

Total Consumer	—	—	4,443	—	5,249	9,692	624,865	634,557

Total U.S. mainland	$265,652	$108,822	$624,085	$—	$5,249	$1,003,808	$4,747,057	$5,750,865

Popular, Inc.
Commercial multi-family	$79,468	$22,305	$88,394	$—	$—	$190,167	$831,613	$1,021,780
Commercial real estate non-owner occupied	229,414	212,764	456,600	—	—	898,778	1,735,654	2,634,432
Commercial real estate owner occupied	218,299	147,535	760,619	1,242	—	1,127,695	1,480,755	2,608,450
Commercial and industrial	463,247	210,549	475,588	4,162	682	1,154,228	2,439,312	3,593,540

Total Commercial	990,428	593,153	1,781,201	5,404	682	3,370,868	6,487,334	9,858,202
Construction	5,913	31,789	62,460	—	—	100,162	152,695	252,857
Mortgage	—	—	603,411	—	—	603,411	5,475,096	6,078,507
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	23,470	—	—	23,470	1,174,743	1,198,213
Home equity lines of credit	—	—	4,483	—	7,573	12,056	478,979	491,035
Personal	—	—	8,988	—	1,018	10,006	1,378,905	1,388,911
Auto	—	—	8,551	—	4	8,555	552,529	561,084
Other	—	—	3,039	—	—	3,039	226,604	229,643

Total Consumer	—	—	48,531	—	8,595	57,126	3,811,760	3,868,886

Total Popular, Inc.	$1,022,517	$640,167	$2,609,815	$5,404	$9,400	$4,287,303	$16,695,889	$20,983,192

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

Note 9 – FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss share agreements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring at the end of the quarter ending June 30, 2015 and BPPR reimbursement to the FDIC for eight years expiring at the end of the quarter ending June 30, 2018, in each case, on the same terms and conditions as described above.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Six months ended June 30,
(In thousands)	2013	2012
Balance at beginning of year	$1,399,098	$1,915,128
Amortization of loss share indemnification asset	(78,761)	(66,788)
Credit impairment losses to be covered under loss sharing agreements	39,383	42,848
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	(386)	(496)
Reimbursable expenses	19,914	13,042
Net payments to (from) FDIC under loss sharing agreements	107	(262,807)
Other adjustments attributable to FDIC loss sharing agreements	(13)	(9,333)

Balance at end of period	$1,379,342	$1,631,594

As part of the loss share agreements, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss share agreements, in the event losses on the loss share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%).

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
Carrying amount (fair value)	$118,770	$111,519
Undiscounted amount	$183,108	$178,522

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

Note 10 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 20 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2013 and 2012 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2013, the Corporation recorded a net gain $8.8 million (June 30, 2012 – $13.9 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2013, the Corporation recorded a net gain $26.5 million (June 30, 2012 – $27.6 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2013 and 2012:

	Proceeds Obtained During the Quarter Ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets

Trading account securities:
Mortgage-backed securities – GNMA	—	$282,317	—	$282,317
Mortgage-backed securities – FNMA	—	123,924	—	123,924
Mortgage-backed securities – FHLMC	—	26,692	—	26,692

Total trading account securities	—	$432,933	—	$432,933

Mortgage servicing rights	—	—	$4,637	$4,637

Total	—	$432,933	$4,637	$437,570

	Proceeds Obtained During the Six Months Ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets

Trading account securities:
Mortgage-backed securities – GNMA	—	$567,569	—	$567,569
Mortgage-backed securities – FNMA	—	252,066	—	252,066
Mortgage-backed securities – FHLMC	—	26,692	—	26,692

Total trading account securities	—	$846,327	—	$846,327

Mortgage servicing rights	—	—	$9,380	$9,380

Total	—	$846,327	$9,380	$855,707

	Proceeds Obtained During the Quarter Ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets

Trading account securities:
Mortgage-backed securities – GNMA	—	$204,636	—	$204,636
Mortgage-backed securities – FNMA	—	71,450	—	71,450

Total trading account securities	—	$276,086	—	$276,086

Mortgage servicing rights	—	—	$3,788	$3,788

Total	—	$276,086	$3,788	$279,874

	Proceeds Obtained During the Six Months Ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets

Trading account securities:
Mortgage-backed securities – GNMA	—	$394,815	$—	$394,815
Mortgage-backed securities – FNMA	—	130,985	—	130,985

Total trading account securities	—	$525,800	$—	$525,800

Mortgage servicing rights	—	—	$7,021	$7,021

Total	—	$525,800	$7,021	$532,821

During the six months ended June 30, 2013, the Corporation retained servicing rights on whole loan sales involving approximately $40 million in principal balance outstanding (June 30, 2012 – $118 million), with realized gains of approximately $1.5 million (June 30, 2012 – gains of $4.6 million). All loan sales performed during the six months ended June 30, 2013 and 2012 were without credit recourse agreements.

The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations. These mortgage servicing rights (“MSRs”) are measured at fair value. Fair value determination is performed on a subsidiary basis.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2013 and 2012.

Residential MSRs
(In thousands)	June 30, 2013	June 30, 2012
Fair value at beginning of period	$154,430	$151,323
Purchases	45	1,018
Servicing from securitizations or asset transfers	10,152	8,206
Changes due to payments on loans[1]	(12,721)	(8,950)
Reduction due to loan repurchases	(2,033)	(1,360)
Changes in fair value due to changes in valuation model inputs or assumptions	4,013	5,519
Other disposals	(442)	(45)

Fair value at end of period	$153,444	$155,711

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $16.6 billion at June 30, 2013 (December 31, 2012 – $16.7 billion).

Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2013 amounted to $11.3 million and $22.6 million, respectively (June 30, 2012 – $11.9 million and $24.1 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2013, those weighted average mortgage servicing fees were 0.27% (June 30, 2012 – 0.28%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarter ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Prepayment speed	7.3%	6.5%	7.7%	6.1%
Weighted average life	13.7 years	15.4 years	12.9 years	16.4 years
Discount rate (annual rate)	11.1%	11.5%	11.1%	11.5%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	June 30, 2013	December 31, 2012
Fair value of servicing rights	$106,198	$102,727
Weighted average life	11.4 years	10.2 years
Weighted average prepayment speed (annual rate)	8.8%	9.8%
Impact on fair value of 10% adverse change	$(3,139)	$(3,226)
Impact on fair value of 20% adverse change	$(6,752)	$(7,018)
Weighted average discount rate (annual rate)	12.2%	12.3%
Impact on fair value of 10% adverse change	$(3,891)	$(3,518)
Impact on fair value of 20% adverse change	$(8,108)	$(7,505)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	June 30, 2013	December 31, 2012
Fair value of servicing rights	$47,246	$51,703
Weighted average life	10.9 years	11.0 years
Weighted average prepayment speed (annual rate)	9.2%	9.1%
Impact on fair value of 10% adverse change	$(2,149)	$(2,350)
Impact on fair value of 20% adverse change	$(3,671)	$(4,024)
Weighted average discount rate (annual rate)	11.3%	11.4%
Impact on fair value of 10% adverse change	$(2,315)	$(2,516)
Impact on fair value of 20% adverse change	$(3,966)	$(4,317)

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

At June 30, 2013, the Corporation serviced $2.7 billion (December 31, 2012 – $2.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2013, the Corporation had recorded $53 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2012 – $56 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2013, the Corporation repurchased approximately $56 million (December 31, 2012 – $255 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 11 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2013	December 31, 2012
Net deferred tax assets (net of valuation allowance)	$864,284	$541,499
Investments under the equity method	265,524	246,776
Bank-owned life insurance program	227,213	233,475
Prepaid FDIC insurance assessment	396	27,533
Prepaid taxes	107,253	88,360
Other prepaid expenses	60,852	60,626
Derivative assets	37,697	41,925
Trades receivables from brokers and counterparties	158,141	137,542
Others	214,066	191,842

Total other assets	$1,935,426	$1,569,578

Note 12 – Investments in equity investees

During the quarter and six months ended June 30, 2013, the Corporation recorded pre-tax earnings of $24.6 million and $34.2 million, respectively, from its equity investments, compared to $6.3 million and $21.9 million for the quarter and six months ended June 30, 2012, respectively. This includes $19.1 million and $18.5 million from its investment in EVERTEC for the quarter and six months ended June 30, 2013, compared to a loss of $45 thousand and earnings of $1.7 million, for the corresponding periods in 2012. The carrying value of the Corporation’s equity method investments was $266 million and $247 million at June 30, 2013 and December 31, 2012, respectively. The carrying value of the Corporation’s investment in EVERTEC was $64 million and $74 million before intra-entity eliminations at June 30, 2013 and December 31, 2012, respectively. Refer to Note 23 for additional information on intra-entity eliminations.

The following table presents summarized financial information of EVERTEC:

	Quarters ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Operating results:
Total revenues	$79,825	$71,702	$152,221	$143,197
Total expenses	149,772	74,535	216,645	141,445
Income tax benefit	(5,012)	(88,526)	(4,961)	(87,472)

Net (loss) income	$(64,935)	$85,693	$(59,463)	$89,224

	June 30, 2013	December 31, 2012
(in thousands)
Balance Sheet:
Total assets	$947,281	$977,745
Total liabilities	$780,604	$855,290

Note 13 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 and 2012, allocated by reportable segments, were as follows (refer to Note 33 for the definition of the Corporation’s reportable segments):

2013
(In thousands)	Balance at January 1, 2013	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

2012
(In thousands)	Balance at January 1, 2012	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$(154)	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$(154)	$647,757

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2013
(In thousands)	Balance at January 1, 2013 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2013 (net amounts)	Balance at June 30, 2013 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2013 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

December 31, 2012
(In thousands)	Balance at January 1, 2012 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2012 (net amounts)	Balance at December 31, 2012 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2012 (net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,168	$164,411	$647,757

At June 30, 2013 and December 31, 2012, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2013
Core deposits	$77,885	$47,682	$30,203
Other customer relationships	16,835	3,837	12,998
Other intangibles	135	90	45

Total other intangible assets	$94,855	$51,609	$43,246

December 31, 2012
Core deposits	$77,885	$43,627	$34,258
Other customer relationships	16,835	2,974	13,861
Other intangibles	135	73	62

Total other intangible assets	$94,855	$46,674	$48,181

During the quarter ended June 30, 2013, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2012 – $ 2.5 million). During the six months ended June 30, 2013, the Corporation recognized $ 4.9 million in amortization related to other intangible assets with definite useful lives (June 30, 2012 – $ 5.1 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2013	$4,935
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050
Year 2018	3,970

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2013	December 31, 2012
Savings accounts	$6,742,296	$6,694,014
NOW, money market and other interest bearing demand deposits	5,820,655	5,601,261

Total savings, NOW, money market and other interest bearing demand deposits	12,562,951	12,295,275

Certificates of deposit:
Under $100,000	5,287,481	5,666,973
$100,000 and over	3,052,930	3,243,736

Total certificates of deposit	8,340,411	8,910,709

Total interest bearing deposits	$20,903,362	$21,205,984

A summary of certificates of deposit by maturity at June 30, 2013 follows:

(In thousands)
2013	$3,743,573
2014	1,913,288
2015	1,172,807
2016	651,948
2017	462,990
2018 and thereafter	395,805

Total certificates of deposit	$8,340,411

At June 30, 2013, the Corporation had brokered deposits amounting to $ 2.6 billion (December 31, 2012 – $ 2.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $11 million at June 30, 2013 (December 31, 2012 – $17 million).

Note 15 – Borrowings

Assets sold under agreements to repurchase as of the end of the periods presented were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Assets sold under agreements to repurchase	$1,672,705	$2,016,752

The repurchase agreements outstanding at June 30, 2013 were collateralized by $ 1.2 billion (December 31, 2012 – $ 1.6 billion) in investment securities available-for-sale, $ 256 million (December 31, 2012 – $ 272 million) in trading securities and $ 142 million (December 31, 2012 – $ 133 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 235 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2012 – $ 227 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

(In thousands)	June 30, 2013	December 31, 2012
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.37% to 0.46%	$1,225,000	$635,000
Others	1,200	1,200

Total other short-term borrowings	$1,226,200	$636,200

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2012.

Notes payable as of the end of the periods reported consisted of:

(In thousands)	June 30, 2013	December 31, 2012

Advances with the FHLB with maturities ranging from 2013 through 2021 paying interest at monthly fixed rates ranging from 0.63% to 4.50%	$582,364	$577,490

Term notes with maturities ranging from 2014 to 2016 paying interest semiannually at fixed rates ranging from 7.47% to 7.86%	233,658	236,620

Term notes with maturities ranging from 2013 to 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate[1]	22	133

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $419,939 at June 30, 2013 and $436,530 at December 31, 2012), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)[2]	516,061	499,470

Others	23,861	24,208

Total notes payable	$1,795,766	$1,777,721

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the long-term borrowings outstanding at December 31, 2012.

[1]	The 10-year U.S. Treasury note key index rate at June 30, 2013 and December 31, 2012 was 2.49% and 1.76%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at June 30, 2013 and December 31, 2012.

A breakdown of borrowings by contractual maturities at June 30, 2013 is included in the table below.

(In thousands)	Assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2013	$930,508	$1,226,200	$50,380	$2,207,088
2014	—	—	189,450	189,450
2015	174,135	—	46,112	220,247
2016	453,062	—	316,516	769,578
2017	115,000	—	74,033	189,033
Later years	—	—	603,214	603,214
No stated maturity	—	—	936,000	936,000

Subtotal	1,672,705	1,226,200	2,215,705	5,114,610
Less: Discount	—	—	419,939	419,939

Total borrowings	$1,672,705	$1,226,200	$1,795,766	$4,694,671

Note 16 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2013 and December 31, 2012.

As of June 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$37,950	$—	$37,950	$778	$—	$292	$36,880
Reverse repurchase agreements	245,758	—	245,758	310	245,448	—	—

Total	$283,708	$—	$283,708	$1,088	$245,448	$292	$36,880

As of June 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$33,866	$—	$33,866	$778	$19,801	$—	$13,287
Repurchase agreements	1,672,705	—	1,672,705	310	1,672,395	—	—

Total	$1,706,571	$—	$1,706,571	$1,088	$1,692,196	$—	$13,287

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$41,935	$—	$41,935	$649	$1,770	$—	$39,516
Reverse repurchase agreements	213,462	—	213,462	1,041	212,421	—	—

Total	$255,397	$—	$255,397	$1,690	$214,191	$—	$39,516

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$42,585	$—	$42,585	$649	$30,390	$—	$11,546
Repurchase agreements	2,016,752	—	2,016,752	1,041	2,015,711	—	—

Total	$2,059,337	$—	$2,059,337	$1,690	$2,046,101	$—	$11,546

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

Note 17 – Trust preferred securities

At June 30, 2013 and December 31, 2012, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at June 30, 2013 and December 31, 2012.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 516 million at June 30, 2013 ($ 936 million aggregate liquidation amount, net of $ 420 million discount) and $ 499 million at December 31, 2012 ($ 936 million aggregate liquidation amount, net of $ 437 million discount).

In accordance with the Federal Reserve Board guidance, the trust preferred securities represent restricted core capital elements and currently qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). At June 30, 2013 and December 31, 2012, the Corporation’s restricted core capital elements did not exceed the 25% limitation. Thus, all trust preferred securities were allowed as Tier 1 capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations.

In July 2013, the Board of Governors of the Federal Reserve System approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards and several changes to the U.S. regulatory capital regime required by the Dodd-Frank Wall Street Reform and Consumer Protection on Act (“Dodd-Frank”). The New Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at June 30, 2013, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier I capital as of January 1, 2015 and 0 percent as of January 1, 2016 and thereafter. The New Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

Note 18 – Stockholders’ equity

Reverse stock split

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock previously approved by the Corporation’s stockholders on April 27, 2012. Upon the effectiveness of the reverse split, each 10 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Popular, Inc.’s common stock began trading on a split-adjusted basis on May 30, 2012. All share and per share information in the consolidated financial statements and accompanying notes were retroactively adjusted to reflect the 1-for-10 reverse stock split.

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

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $432 million at June 30, 2013 (December 31, 2012 – $432 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2013 and June 30, 2012.

Note 19 – Other comprehensive loss

The following table presents accumulated other comprehensive loss by component at June 30, 2013 and December 31, 2012.

	At June 30,	At December 31,
(In thousands)	2013	2012
Foreign currency translation adjustment	$(33,206)	$(31,277)

Adjustment of pension and postretirement benefit plans	(335,968)	(348,306)
Tax effect	117,647	122,460

Net of tax amount	(218,321)	(225,846)

Unrealized holding gains on investments	28,500	172,969
Tax effect	(4,510)	(18,401)

Net of tax amount	23,990	154,568

Unrealized net gains (losses) on cash flow hedges	2,139	(447)
Tax effect	(641)	134

Net of tax amount	1,498	(313)

Accumulated other comprehensive loss	$(226,039)	$(102,868)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2013 and 2012.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended June 30,		Six months ended June 30,
(In thousands)	Consolidated Statements of Operations	2013	2012	2013	2012
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(6,169)	$(6,290)	$(12,338)	$(12,579)
Amortization of prior service cost	Personnel costs	—	50	—	100

	Total before tax	(6,169)	(6,240)	(12,338)	(12,479)

	Income tax benefit	2,962	1,725	4,813	3,450

	Total net of tax	$(3,207)	$(4,515)	$(7,525)	$(9,029)

Unrealized holding gains on investments
Realized loss on sale of securities	Net gain (loss) and valuation adjustments on investment securities	$—	$(349)	$—	$(349)

	Total before tax	—	(349)	—	(349)

	Total net of tax	$—	$(349)	$—	$(349)

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Trading account profit (loss)	$3,045	$(3,660)	$3,196	$(5,976)

	Total before tax	3,045	(3,660)	3,196	(5,976)

	Income tax (expense) benefit	(914)	1,098	(959)	1,793

	Total net of tax	$2,131	$(2,562)	$2,237	$(4,183)

	Total reclassification adjustments, net of tax	$(1,076)	$(7,426)	$(5,288)	$(13,561)

Note 20 – Guarantees

At June 30, 2013 the Corporation recorded a liability of $0.8 million (December 31, 2012 – $0.6 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2013 the Corporation serviced $ 2.7 billion (December 31, 2012 – $ 2.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2013, the Corporation repurchased approximately $ 36 million and $ 66 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2012 – $ 32 million for the quarter and $ 82 million for six-months period). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2013 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 46 million (December 31, 2012 – $ 52 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six-month periods ended June 30, 2013 and 2012.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$47,983	$56,115	$51,673	$58,659
Additions for new sales	—	—	—	—
Provision for recourse liability	6,688	5,330	10,785	9,562
Net charge-offs / terminations	(8,779)	(5,662)	(16,566)	(12,438)

Balance as of end of period	$45,892	$55,783	$45,892	$55,783

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements approximated $ 1.0 million and $ 3.0 million, in unpaid principal balance, respectively, with losses amounting to $ 0.1 million and $ 0.5 million, respectively, during the quarter and six months period ended June 30, 2013 (June 30, 2012 – $ 2.1 million and $ 2.5 million, and $ 0.4 million and $ 0.5 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

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

Also, during the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At June 30, 2013, the related representation and warranty reserve amounted to $ 7.2 million, and the related serviced portfolio approximated $2.7 billion (December 31, 2012 – $ 7.6 million and $2.9 billion, respectively).

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2013 and 2012.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$17,603	$8,562	$7,587	$8,522
Additions for new sales	3,047	—	13,747	—
Provision for representation and warranties	415	(51)	125	246
Net charge-offs / terminations	(106)	(332)	(500)	(589)

Balance as of end of period	$20,959	$8,179	$20,959	$8,179

In addition, at June 30, 2013, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 9 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2012 – $ 8 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and six months periods ended June 30, 2013 and 2012.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$8,852	$10,625	$7,740	$10,625
Additions for new sales	—	—	—	—
Provision for representation and warranties	759	—	2,024	—
Net charge-offs / terminations	(851)	(494)	(1,004)	(494)

Balance as of end of period	$8,760	$10,131	$8,760	$10,131

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2013, the Corporation serviced $ 16.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2012 – $ 16.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million (December 31, 2012 – $19 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.5 billion at June 30, 2013 (December 31, 2012 – $ 0.5 billion). In addition, at June 30, 2013 and December 31, 2012, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.

Note 21 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit:
Credit card lines	$4,635,095	$4,379,071
Commercial lines of credit	2,289,485	2,044,382
Other unused credit commitments	358,041	351,537
Commercial letters of credit	10,140	20,634
Standby letters of credit	123,247	127,519
Commitments to originate mortgage loans	52,006	41,187

At June 30, 2013, the Corporation maintained a reserve of approximately $5 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2012 – $5 million).

Other commitments

At June 30, 2013, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2012 – $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 33 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $14.3 billion, or 66% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at June 30, 2013, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2012 – $13.3 billion, or 64%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At June 30, 2013, the Corporation had approximately $0.9 billion of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit (December 31, 2012 – $0.8 billion and $75 million, respectively). Of the total credit facilities granted, $623 million was outstanding at June 30, 2013, of which $2.2 million were uncommitted lines of credit (December 31, 2012 – $681 billion and $61 million respectively). As part of its investment securities portfolio, the Corporation had $201 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations (December 31, 2012 – $217 million).

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $259 million at June 30, 2013 that are guaranteed by the Puerto Rico Housing Authority (December 31, 2012 – $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $119 million at June 30, 2013 (December 31, 2012 – $112 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $12.4 million as of June 30, 2013. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

BPNA removed the case to federal court (S.D.N.Y.), and plaintiffs subsequently filed a motion to remand the action to state court which the Court has granted on August 6, 2013.

Other Significant Proceedings

As described under “Note 9 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010 BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss share agreements. The loss share agreement applicable to the late stage real-estate-collateral-dependent loans described below provides for FDIC loss sharing through the quarter ending June 30, 2015 and BPPR reimbursement to the FDIC through the quarter ending June 30, 2018. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement of losses from the FDIC. BPPR believes that it has complied with the terms and conditions regarding the management of the covered assets.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including for charge-offs for certain late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claims related to the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for $71.1 million of loss-share claims because of a difference of approximately $26.2 million related to the methodology for the computation of charge-offs for certain late stage real-estate-collateral-dependent loans. In accordance with the terms of the loss share agreements, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms with its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs.

Subsequent to June 30, 2012, the FDIC has not accepted for reimbursement any shared-loss claims, whether or not they related to late stage real-estate-collateral-dependent loans. As a result, as of June 30, 2013, BPPR had unreimbursed shared-loss claims of $451.1 million under the commercial loss share agreement with the FDIC relating to periods subsequent to June 30, 2012, including unreimbursed claims of approximately $287.1 million related to late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets, as described above. If the reimbursement amount for these claims for periods from June 30, 2012 through June 30, 2013 were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $102.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for costs to sell troubled assets. The review board, which will be comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected either by those arbitrators or by the American Arbitration Association, will be selected to consider BPPR’s statement of claim and the statement of the FDIC.

To the extent we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration, in the quarter ending June 30, 2015, of the FDIC’s obligation to reimburse BPPR under commercial loss share agreement, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 22 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2013.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2013 and December 31, 2012, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2013 and December 31, 2012.

(In thousands)	June 30, 2013	December 31, 2012
Assets

Servicing assets:
Mortgage servicing rights	$105,568	$105,246

Total servicing assets	$105,568	$105,246

Other assets:
Servicing advances	$1,164	$1,106

Total other assets	$1,164	$1,106

Total assets	$106,732	$106,352

Maximum exposure to loss	$106,732	$106,352

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.2 billion at June 30, 2013 (December 31, 2012 – $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2013 and December 31, 2012, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at June 30, 2013 and December 31, 2012. Refer to Note 23 for information on eliminations.

(In thousands)	June 30, 2013	December 31, 2012
Assets

Loans held-in-portfolio:
Acquisition loan	$12,886	$39,775
Advances under the working capital line	1,199	—
Advances under the advance facility	9,851	5,315

Total loans held-in-portfolio	$23,936	$45,090

Accrued interest receivable	$62	$122
Other assets:
Investment in PRLP 2011 Holdings LLC	$32,883	$35,969

Total other assets	$32,883	$35,969

Total assets	$56,881	$81,181

Deposits	$(3,178)	$(5,334)

Total liabilities	$(3,178)	$(5,334)

Total net assets	$53,703	$75,847

Maximum exposure to loss	$53,703	$75,847

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2013 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

On March 25, 2013, BPPR completed a sale of assets with a book value of $509.0 million, of which $500.6 million were in non-performing status, comprised of commercial and construction loans, and commercial and single family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987.0 million to a newly created joint venture, PR Asset Portfolio 2013-1 International, LLC. The joint venture is majority owned by Caribbean Property Group LLC (“CPG”) and certain affiliates of Perella Weinberg Partners’Asset Based Value Strategy. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

BPPR provided financing to the joint venture for the acquisition of the assets in an amount equal to the sum of 57% of the purchase price of the assets, and closing costs, for a total acquisition loan of $182.4 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $35.0 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $30.0 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in March 2013, BPPR received $92.3 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

BPPR accounted for this transaction as a true sale pursuant to ASC Subtopic 860-10 and thus recognized the cash received, its equity investment in the joint venture, and the acquisition loan provided to the joint venture and derecognized the loans and real estate owned sold.

The Corporation has determined that PR Asset Portfolio 2013-1 International, LLC is a VIE but the Corporation is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to PR Asset Portfolio Servicing International, LLC, an affiliate of CPG.

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

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest (the “Investment in PR Asset Portfolio 2013-1 International, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities, net of eliminations, related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at June 30, 2013. Refer to Note 23 for information on eliminations.

(In thousands)	June 30, 2013
Assets

Loans held-in-portfolio:
Acquisition loan	$136,997
Advances under the working capital line	795

Total loans held-in-portfolio	$137,792

Accrued interest receivable	$85
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$70,138

Total other assets	$70,138

Total assets	$208,015

Deposits	$(13,284)

Total liabilities	$(13,284)

Total net assets	$194,731

Maximum exposure to loss	$194,731

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2013 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 23 – Related party transactions with affiliated company / joint venture

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

On April 12, 2013, EVERTEC, Inc. completed an initial public offering (“IPO”) of 28.8 million shares of common stock, generating proceeds of approximately $575.8 million. In connection with the IPO, EVERTEC sold 6.3 million shares of newly issued common stock and Apollo Global Management LLC (“Apollo”) and Popular sold 13.7 million and 8.8 million shares of EVERTEC retaining stakes of 29.1% and 33.5%, respectively. As of quarter-end, Popular’s stake in EVERTEC was reduced to 32.4% due to exercise by EVERTEC’s management of certain stock options that became fully vested as a result of the IPO. A portion of the proceeds received by EVERTEC from the IPO was used to repay and refinance its outstanding debt. In connection with the refinancing, Popular received payment in full for its portion of the EVERTEC debt held by it at that time. As a result of these transactions, Popular recognized an after-tax gain of approximately $156.6 million during the second quarter of 2013. As of June 30, 2013, Popular’s investment in EVERTEC has a book value of $63.6 million, before intra-company eliminations.

The Corporation did not receive any capital distribution during the six months ended June 30, 2013 from its investments in EVERTEC’s holding company. During the six months ended June 30, 2012, the Corporation received net capital distributions of $131 million from its investments in EVERTEC’s holding company, which included $1.4 million in dividend distributions. The Corporation’s equity in EVERTEC, including the impact of intra-company eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2013	December 31, 2012
Equity investment in EVERTEC	$63,598	$73,916
Intra-company eliminations (detailed in next table)	(13,443)	27,209

Equity investment in EVERTEC, net of eliminations	$50,155	$101,125

The Corporation had the following financial condition accounts outstanding with EVERTEC at June 30, 2013 and December 31, 2012. Items that represent liabilities to the Corporation are presented with parenthesis. The 67.6% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statements of financial condition at June 30, 2013 (December 31, 2012 – 51.5%).

	At June 30, 2013			At December 31, 2012
(In thousands)	100%	Popular’s 32.4% interest (eliminations)	67.6% majority interest	100%	Popular’s 48.5% interest (eliminations)	51.5% majority interest
Investment securities	$—	$—	$—	$35,000	$16,968	$18,032
Loans	—	—	—	53,589	25,980	27,609
Accounts receivables (Other assets)	5,249	1,700	3,549	4,085	1,980	2,105
Deposits	(28,065)	(9,087)	(18,978)	(19,968)	(9,680)	(10,288)
Accounts payable (Other liabilities)	(18,702)	(6,056)	(12,646)	(16,582)	(8,039)	(8,543)

Net total	$(41,518)	$(13,443)	$(28,075)	$56,124	$27,209	$28,915

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2013 and 2012.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of income (loss) from the investment in EVERTEC	$(18,652)	$(17,545)
Share of changes in EVERTEC’s stockholders’ equity	37,722	36,067

Share of EVERTEC’s changes in equity recognized in income	$19,070	$18,522

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012
Share of income from the investment in EVERTEC	$104	$1,834
Share of changes in EVERTEC’s stockholders’ equity	(149)	(149)

Share of EVERTEC’s changes in equity recognized in income	$(45)	$1,685

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2013 and 2012. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to EVERTEC	$1,638	$2,491	Interest income
Interest income on investment securities issued by EVERTEC	306	1,269	Interest income
Interest expense on deposits	(30)	(57)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,364	12,389	Other service fees
Debt prepayment penalty paid by EVERTEC	5,856	5,856	Net gain (loss) and valuation adjustments on investment securities
Consulting fee paid by EVERTEC	9,854	9,854	Other operating income
Rental income charged to EVERTEC	1,683	3,364	Net occupancy
Processing fees on services provided by EVERTEC	(38,399)	(76,275)	Professional fees
Transition services provided to EVERTEC	226	430	Other operating expenses

Total	$(12,502)	$(40,679)

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012	Category
Interest income on loan to EVERTEC	$825	$1,648	Interest income
Interest income on investment securities issued by EVERTEC	962	1,925	Interest income
Interest expense on deposits	(64)	(174)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,420	12,273	Other service fees
Rental income charged to EVERTEC	1,673	3,355	Net occupancy
Processing fees on services provided by EVERTEC	(37,855)	(74,514)	Professional fees
Transition services provided to EVERTEC	190	403	Other operating expenses

Total	$(27,849)	$(55,084)

At December 31, 2012, EVERTEC had certain performance bonds outstanding, which were guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $ 1.0 million at December 31, 2012 and expired during the quarter ended June 30, 2013. Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $3.6 million at June 30, 2013 (December 31, 2012 – $2.9 million). As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. The consolidated statements of operations for all periods presented have been adjusted to reflect this change. This change had no impact on the Corporation’s net income and did not have a material effect on its consolidated financial statements. The following tables present the impact of the change in the Corporation’s results for all comparative prior period presented.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of EVERTEC’s changes in equity recognized in income	$19,070	$18,522
Intra-company eliminations considered in other operating income (detailed in next table)	(4,048)	(13,172)

Share of EVERTEC’s changes in equity, net of eliminations	$15,022	$5,350

	Quarter ended June 30, 2013			Six months ended June 30, 2013
(In thousands)	As currently reported	Impact of eliminations	Amounts net of eliminations	As currently reported	Impact of eliminations	Amounts net of eliminations	Category

Interest income on loan to EVERTEC	$1,638	$(531)	$1,107	2,491	$(807)	$1,684	Interest income

Interest income on investment securities issued by EVERTEC	306	(99)	207	1,269	(411)	858	Interest income

Interest expense on deposits	(30)	9	(21)	(57)	18	(39)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	6,364	(2,061)	4,303	12,389	(4,012)	8,377	Other service fees

Debt prepayment penalty paid by EVERTEC	5,856	(1,896)	3,960	5,856	(1,896)	3,960	Net gain (loss) and valuation adjustments on investment securities

Consulting fee paid by EVERTEC	9,854	(3,190)	6,664	9,854	(3,190)	6,664	Other operating income

Rental income charged to EVERTEC	1,683	(545)	1,138	3,364	(1,089)	2,275	Net occupancy

Processing fees on services provided by EVERTEC	(38,399)	12,434	(25,965)	(76,275)	24,698	(51,577)	Professional fees

Transition services provided to EVERTEC	226	(73)	153	430	(139)	291	Other operating expenses

Total	$(12,502)	$4,048	$(8,454)	$(40,679)	$13,172	$(27,507)

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012
Share of EVERTEC’s changes in equity recognized in income	$(45)	$1,685
Intra-company eliminations considered in other operating income (detailed in next table)	(12,929)	(26,274)

Share of loss from equity investment in EVERTEC, net of eliminations	$(12,974)	$(24,589)

	Quarter ended June 30, 2012			Six months ended June 30, 2012
(In thousands)	As currently reported	Impact of eliminations	Amounts net of eliminations, as previously reported	As currently reported	Impact of eliminations	Amounts net of eliminations, as previously reported	Category

Interest income on loan to EVERTEC	$825	$(381)	$444	$1,648	$(784)	$864	Interest income

Interest income on investment securities issued by EVERTEC	962	(445)	517	1,925	(917)	1,008	Interest income

Interest expense on deposits	(64)	28	(36)	(174)	82	(92)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	6,420	(2,960)	3,460	12,273	(5,828)	6,445	Other service fees

Rental income charged to EVERTEC	1,673	(773)	900	3,355	(1,597)	1,758	Net occupancy

Processing fees on services provided by EVERTEC	(37,855)	17,545	(20,310)	(74,514)	35,508	(39,006)	Professional fees

Transition services provided to EVERTEC	190	(85)	105	403	(190)	213	Other operating expenses

Total	$(27,849)	$12,929	$(14,920)	$(55,084)	$26,274	$(28,810)

PRLP 2011 Holdings LLC

As indicated in Note 22 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC, including the impact of intra-company eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2013	December 31, 2012
Equity investment in PRLP 2011 Holdings, LLC	$25,980	$22,747
Intra-company eliminations (detailed in next table)	6,903	13,222

Equity investment in PRLP 2011 Holdings, LLC , net of eliminations	$32,883	$35,969

The Corporation had the following financial condition accounts outstanding with PRLP 2011 Holdings, LLC at June 30, 2013 and 2012. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At June 30, 2013			At December 31, 2012
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest
Loans	$31,872	$7,936	$23,936	$60,040	$14,950	$45,090
Accrued interest receivable	83	21	62	163	41	122
Deposits (non-interest bearing)	(4,232)	(1,054)	(3,178)	(7,103)	(1,769)	(5,334)

Net total	$27,723	$6,903	$20,820	$53,100	$13,222	$39,878

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and six months ended June 30, 2013 and 2012.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of income from the equity investment in PRLP 2011 Holdings, LLC	$733	$2,730

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012
Share of (loss) income from the equity investment in PRLP 2011 Holdings, LLC	$(1,162)	$5,348

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2013 and 2012.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$277	$674	Interest income

(In thousands)	Quarter ended June 30, 2012	Six months ended June 30, 2012	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$726	$1,511	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 22 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC, including the impact of intra-company eliminations, is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2013
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$28,828
Intra-company eliminations (detailed in next table)	41,310

Equity investment in PR Asset Portfolio 2013-1 International, LLC , net of eliminations	$70,138

The Corporation had the following financial condition accounts outstanding with PR Asset Portfolio 2013-1 International, LLC, at June 30, 2013. The 75.1% majority interest represents the share of transactions with the affiliate that is not eliminated in the consolidation of the Corporation’s statement of financial condition.

	At June 30, 2013
(In thousands)	100%	Popular’s 24.9% interest (eliminations)	75.1% majority interest
Loans	$183,478	$45,686	$137,792
Accrued interest receivable	114	29	85
Deposits (non-interest bearing)	(17,689)	(4,405)	(13,284)

Net total	$165,903	$41,310	$124,593

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and six months ended June 30, 2013.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(2,303)	$(2,303)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarter and six months ended June 30, 2013.

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$116	$116	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	45	45	Other service fees

Total	$161	$161

Note 24 – Fair value measurement

ASC Subtopic 820-10 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•

Level 2 – Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•

Level 3 – Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 and on a nonrecurring basis in periods subsequent to initial recognition for the six months ended June 30, 2013 and 2012:

At June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

RECURRING FAIR VALUE MEASUREMENTS

Assets

Investment securities available-for-sale:

U.S. Treasury securities	$—	$44,233	$—	$44,233
Obligations of U.S. Government sponsored entities	—	1,135,118	—	1,135,118
Obligations of Puerto Rico, States and political subdivisions	—	47,258	—	47,258
Collateralized mortgage obligations – federal agencies	—	2,656,207	—	2,656,207
Collateralized mortgage obligations – private label	—	1,205	—	1,205
Mortgage-backed securities	—	1,202,661	6,756	1,209,417
Equity securities	5,006	3,636	—	8,642
Other	—	12,556	—	12,556

Total investment securities available-for-sale	$5,006	$5,102,874	$6,756	$5,114,636

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	$—	$17,199	$—	$17,199
Collateralized mortgage obligations	—	484	1,653	2,137
Mortgage-backed securities – federal agencies	—	242,385	10,335	252,720
Other	—	19,731	2,042	21,773

Total trading account securities	$—	$279,799	$14,030	$293,829

Mortgage servicing rights	$—	$—	$153,444	$153,444
Derivatives	—	37,950	—	37,950

Total assets measured at fair value on a recurring basis	$5,006	$5,420,623	$174,230	$5,599,859

Liabilities

Derivatives	$—	$(33,866)	$—	$(33,866)
Contingent consideration	—	—	(119,253)	(119,253)

Total liabilities measured at fair value on a recurring basis	$—	$(33,866)	$(119,253)	$(153,119)

At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

RECURRING FAIR VALUE MEASUREMENTS

Assets

Investment securities available-for-sale:

U.S. Treasury securities	$—	$37,238	$—	$37,238
Obligations of U.S. Government sponsored entities	—	1,096,318	—	1,096,318
Obligations of Puerto Rico, States and political subdivisions	—	54,981	—	54,981
Collateralized mortgage obligations – federal agencies	—	2,367,065	—	2,367,065
Collateralized mortgage obligations – private label	—	2,473	—	2,473
Mortgage-backed securities	—	1,476,077	7,070	1,483,147
Equity securities	3,827	3,579	—	7,406
Other	—	35,573	—	35,573

Total investment securities available-for-sale	$3,827	$5,073,304	$7,070	$5,084,201

Trading account securities, excluding derivatives:

Obligations of Puerto Rico, States and political subdivisions	$—	$24,801	$—	$24,801
Collateralized mortgage obligations	—	618	2,499	3,117
Mortgage-backed securities – federal agencies	—	251,046	11,817	262,863
Other	—	21,494	2,240	23,734

Total trading account securities	$—	$297,959	$16,556	$314,515

Mortgage servicing rights	$—	$—	$154,430	$154,430
Derivatives	—	41,935	—	41,935

Total assets measured at fair value on a recurring basis	$3,827	$5,413,198	$178,056	$5,595,081

Liabilities

Derivatives	$—	$(42,585)	$—	$(42,585)
Contingent consideration	—	—	(112,002)	(112,002)

Total liabilities measured at fair value on a recurring basis	$—	$(42,585)	$(112,002)	$(154,587)

Six months ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$40,801	$40,801	$(22,048)

Loans held-for-sale[2]	—	—	—	—	(364,820)

Other real estate owned[3]	—	14,788	44,405	59,193	(22,164)

Other foreclosed assets[3]	—	—	230	230	(69)

Total assets measured at fair value on a nonrecurring basis	$—	$14,788	$85,436	$100,224	$(409,101)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $3 million at June 30, 2013.

Six months ended June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$24,151	$24,151	$(2,769)

Loans held-for-sale[2]	—	—	177,460	177,460	(38,244)

Other real estate owned[3]	—	5,944	81,241	87,185	(22,748)

Other foreclosed assets[3]	—	—	144	144	(208)

Long-lived assets held-for-sale[4]	—	—	1,100	1,100	(123)

Total assets measured at fair value on a nonrecurring basis	$—	$5,944	$284,096	$290,040	$(64,092)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $5 million at June 30, 2012.
[4]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2013 and 2012.

Quarter ended June 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2013	$7,043	$2,025	$10,937	$2,143	$153,949	$176,097	$(118,777)	$(118,777)
Gains (losses) included in earnings	(2)	(3)	(83)	(101)	(5,126)	(5,315)	(476)	(476)
Gains (losses) included in OCI	(85)	—	—	—	—	(85)	—	—
Purchases	—	20	231	—	5,050	5,301	—	—
Sales	—	(324)	—	—	—	(324)	—	—
Settlements	(200)	(65)	(750)	—	(429)	(1,444)	—	—

Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2013	$—	$1	$(14)	$48	$2,569	$2,604	$(476)	$(476)

Six months ended June 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(3)	1	(174)	(198)	(10,741)	(11,115)	(7,251)	(7,251)
Gains (losses) included in OCI	(86)	—	—	—	—	(86)	—	—
Purchases	—	25	258	—	10,197	10,480	—	—
Sales	—	(699)	—	—	—	(699)	—	—
Settlements	(225)	(173)	(1,567)	—	(442)	(2,407)	—	—

Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2013	$—	$3	$(45)	$(7)	$4,013	$3,964	$(7,251)	$(7,251)

Quarter ended June 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities

Balance at March 31, 2012	$7,226	$2,750	$16,363	$3,988	$156,331	$186,658	$(100,834)	$(100,834)
Gains (losses) included in earnings	(1)	(4)	39	12	(5,575)	(5,529)	(179)	(179)
Gains (losses) included in OCI	207	—	—	—	—	207	—	—
Purchases	—	546	2,955	2,054	4,993	10,548	—	—
Sales	—	(251)	(1,377)	(1,743)	—	(3,371)	—	—
Settlements	(50)	(186)	(275)	(1,955)	(38)	(2,504)	—	—

Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2012	$—	$51	$60	$(4)	$(236)	$(129)	$(179)	$(179)

Six months ended June 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2012	$7,435	$2,808	$21,777	$4,036	$151,323	$187,379	$(99,762)	$(99,762)
Gains (losses) included in earnings	(3)	57	977	49	(4,791)	(3,711)	(1,251)	(1,251)
Gains (losses) included in OCI	200	—	—	—	—	200	—	—
Purchases	—	607	6,313	2,060	9,224	18,204	—	—
Sales	—	(251)	(5,455)	(1,834)	—	(7,540)	—	—
Settlements	(250)	(366)	(696)	(1,955)	(45)	(3,312)	—	—
Transfers into Level 3	—	—	2,405	—	—	2,405	—	—
Transfers out of Level 3	—	—	(7,616)	—	—	(7,616)	—	—

Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2012	$—	$51	$31	$70	$5,519	$5,671	$(1,251)	$(1,251)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended June 30, 2013 and 2012, and six months ended June 30, 2013. There were no transfers in and / or out of Level 1 for financial instruments measured at fair value on a recurring basis during the six months ended June 30, 2012. There were $ 2 million in transfers from Level 2 to Level 3 and $ 8 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the six months ended June 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. The Corporation’s policy is to recognize transfers as of the end of the reporting period.

Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2013 and 2012 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2013		Six months ended June 30, 2013
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(3)	$—
FDIC loss share (expense) income	(476)	(476)	(7,251)	(7,251)
Other service fees	(5,126)	2,569	(10,741)	4,013
Trading account profit (loss)	(187)	35	(371)	(49)

Total	$(5,791)	$2,128	$(18,366)	$(3,287)

	Quarter ended June 30, 2012		Six months ended June 30, 2012
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(3)	$—
FDIC loss share (expense) income	(236)	(236)	(1,857)	(1,857)
Other service fees	(5,575)	(236)	(4,791)	5,519
Trading account profit (loss)	47	107	1,083	152
Other operating income	57	57	606	606

Total	$(5,708)	$(308)	$(4,962)	$4,420

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at June 30, 2013		Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized			Discounted	Weighted average life	2.4 years (0.1 – 5.3 years)
mortgage			cash flow	Yield	4.1% (0.4% – 4.7%)
obligations – trading	$1,653		model	Constant prepayment rate	26.3% (23.0% – 27.6%)
Other – trading			Discounted	Weighted average life	5.6 years
			cash flow	Yield	12.2%
	$1,006		model	Constant prepayment rate	10.8%
Mortgage servicing			Discounted	Prepayment speed	8.9% (5.4% – 25.1%)
rights			cash flow	Weighted average life	11.2 years (4.0 – 18.7 years)
	$153,444		model	Discount rate	11.9% (10.0% – 15.5%)
Contingent			Discounted	Credit loss rate on covered loans	17.7% (0.0% – 100.0%)
consideration			cash flow	Risk premium component
	$(119,253)		model	of discount rate	4.4%
Loans held-in-portfolio			External	Haircut applied on
	$36,330	[1]	Appraisal	external appraisals	20.5% (10.0% – 38.3%)
Other real estate owned			External	Haircut applied on
	$30,406	[2]	Appraisal	external appraisals	28.4% (12.0% – 40.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 25 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at June 30, 2013 and December 31, 2012, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to the Critical Accounting Policies / Estimates in the 2012 Annual Report.

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

•

Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 17 for additional information on these trust preferred securities.

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

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of June 30, 2013, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

The following tables present the carrying or notional amounts, as applicable, and estimated fair values for financial instruments with their corresponding level in the fair value hierarchy.

	June 30, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$388,041	$388,041	$—	$—	$388,041
Money market investments	1,071,939	823,586	248,353	—	1,071,939
Trading account securities, excluding derivatives[1]	293,829	—	279,799	14,030	293,829
Investment securities available-for-sale[1]	5,114,636	5,006	5,102,874	6,756	5,114,636
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	115,009	—	—	117,399	117,399
Collateralized mortgage obligation-federal agency	123	—	—	128	128
Other	26,500	—	1,500	24,999	26,499

Total investment securities held-to-maturity	$141,632	$—	$1,500	$142,526	$144,026

Other investment securities:
FHLB stock	$122,061	$—	$122,061	$—	$122,061
FRB stock	80,389	—	80,389	—	80,389
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,935	—	—	4,592	4,592

Total other investment securities	$218,582	$—	$215,647	$5,592	$221,239

Loans held-for-sale	$190,852	$—	$8,813	$186,488	$195,301
Loans not covered under loss sharing agreement with the FDIC	20,992,897	—	—	18,733,274	18,733,274
Loans covered under loss sharing agreements with the FDIC	3,093,541	—	—	3,447,478	3,447,478
FDIC loss share asset	1,379,342	—	—	1,220,558	1,220,558
Mortgage servicing rights	153,444	—	—	153,444	153,444
Derivatives	37,950	—	37,950	—	37,950

	June 30, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,419,017	$—	$18,419,017	$—	$18,419,017
Time deposits	8,340,411	—	8,406,426	—	8,406,426

Total deposits	$26,759,428	$—	$26,825,443	$—	$26,825,443

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,034,515	$—	$1,039,293	$—	$1,039,293
Structured repurchase agreements	638,190	—	704,082	—	704,082

Total assets sold under agreements to repurchase	$1,672,705	$—	$1,743,375	$—	$1,743,375

Other short-term borrowings[2]	$1,226,200	$—	$1,226,391	$—	$1,226,391
Notes payable:
FHLB advances	$582,364	$—	$601,390	$—	$601,390
Medium-term notes	233,680	—	244,536	730	245,266
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	399,230	—	399,230
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	516,061	—	—	945,003	945,003
Others	23,861	—	—	23,861	23,861

Total notes payable	$1,795,766	$—	$1,245,156	$969,594	$2,214,750

Derivatives	$33,866	$—	$33,866	$—	$33,866

Contingent consideration	$119,253	$—	$—	$119,253	$119,253

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,282,621	$—	$—	$3,903	$3,903
Letters of credit	133,387	—	—	1,462	1,462

[1]	Refer to Note 24 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2012
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$439,363	$439,363	$—	$—	$439,363
Money market investments	1,085,580	839,007	246,573	—	1,085,580
Trading account securities, excluding derivatives[1]	314,515	—	297,959	16,556	314,515
Investment securities available-for-sale[1]	5,084,201	3,827	5,073,304	7,070	5,084,201
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	116,177	—	—	117,558	117,558
Collateralized mortgage obligation-federal agency	140	—	—	144	144
Other	26,500	—	1,500	25,031	26,531

Total investment securities held-to-maturity	$142,817	$—	$1,500	$142,733	$144,233

Other investment securities:
FHLB stock	$89,451	$—	$89,451	$—	$89,451
FRB stock	79,878	—	79,878	—	79,878
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,917	—	—	3,975	3,975

Total other investment securities	$185,443	$—	$182,526	$4,975	$187,501

Loans held-for-sale	$354,468	$—	$4,779	$376,582	$381,361
Loans not covered under loss sharing agreement with the FDIC	20,361,491	—	—	17,424,038	17,424,038
Loans covered under loss sharing agreements with the FDIC	3,647,066	—	—	3,925,440	3,925,440
FDIC loss share asset	1,399,098	—	—	1,241,579	1,241,579
Mortgage servicing rights	154,430	—	—	154,430	154,430
Derivatives	41,935	—	41,935	—	41,935

(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,089,904	$—	$18,089,904	$—	$18,089,904
Time deposits	8,910,709	—	8,994,363	—	8,994,363

Total deposits	$27,000,613	$—	$27,084,267	$—	$27,084,267

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,378,562	$—	$1,385,237	$—	$1,385,237
Structured repurchase agreements	638,190	—	720,620	—	720,620

Total assets sold under agreements to repurchase	$2,016,752	$—	$2,105,857	$—	$2,105,857

Other short-term borrowings[2]	$636,200	$—	$636,200	$—	$636,200
Notes payable:
FHLB advances	$577,490	$—	$608,313	$—	$608,313
Medium-term notes	236,753	—	243,351	3,843	247,194
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	363,659	—	363,659
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	499,470	—	—	824,458	824,458
Others	24,208	—	—	24,208	24,208

Total notes payable	$1,777,721	$—	$1,215,323	$852,509	$2,067,832

Derivatives	$42,585	$—	$42,585	$—	$42,585

Contingent consideration	$112,002	$—	$—	$112,002	$112,002

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$6,774,990	$—	$—	$2,858	$2,858
Letters of credit	148,153	—	—	1,544	1,544

[1]	Refer to Note 24 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the consolidated financial statements for the composition of short-term borrowings.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2013 and 2012:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2013	2012	2013	2012
Net income	$327,468	$65,739	$207,161	$114,147
Preferred stock dividends	(931)	(930)	(1,861)	(1,861)

Net income applicable to common stock	$326,537	$64,809	$205,300	$112,286

Average common shares outstanding	102,620,295	102,295,113	102,642,329	102,318,459
Average potential dilutive common shares	297,052	115,505	315,407	161,071

Average common shares outstanding – assuming dilution	102,917,347	102,410,618	102,957,736	102,479,530

Basic EPS	$3.18	$0.63	$2.00	$1.10

Diluted EPS	$3.17	$0.63	$1.99	$1.10

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

For the quarter and six months ended June 30, 2013, there were 103,291 and 104,266 weighted average antidilutive stock options outstanding, respectively (June 30, 2012 – 166,215 and 167,215). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which had an antidilutive effect at June 30, 2013.

Note 27 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Debit card fees	$10,736	$11,332	$21,133	$22,471
Insurance fees	12,465	12,063	24,538	24,453
Credit card fees	16,406	15,307	32,091	28,760
Sale and administration of investment products	10,243	9,645	18,960	18,534
Mortgage servicing fees, net of fair value adjustments	6,191	6,335	11,822	19,266
Trust fees	4,154	4,069	8,612	8,150
Processing fees	—	1,639	—	3,413
Other fees	4,878	4,597	9,641	8,847

Total other services fees	$65,073	$64,987	$126,797	$133,894

Note 28 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Amortization of loss share indemnification asset	$(38,557)	$(37,413)	$(78,761)	$(66,788)
80% mirror accounting on credit impairment losses[1]	25,338	29,426	39,383	42,848
80% mirror accounting on reimbursable expenses	12,131	10,775	19,914	13,042
80% mirror accounting on amortization of contingent liability on unfunded commitments	(193)	(248)	(386)	(496)
Change in true-up payment obligation	(476)	(236)	(7,251)	(1,858)
Other	(1,998)	271	(2,920)	572

Total FDIC loss share (expense) income	$(3,755)	$2,575	$(30,021)	$(12,680)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2013	2012	2013	2012
Interest Cost	$6,966	$7,495	$373	$393
Expected return on plan assets	(10,804)	(9,810)	(542)	(526)
Amortization of net loss	5,363	5,426	333	323

Total net periodic pension cost (benefit)	$1,525	$3,111	$164	$190

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Interest Cost	$13,932	$14,990	$746	$786
Expected return on plan assets	(21,608)	(19,620)	(1,083)	(1,052)
Amortization of net loss	10,726	10,852	666	646

Total net periodic pension cost (benefit)	$3,050	$6,222	$329	$380

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter ended June 30, 2013. The total contributions expected to be paid during the year 2013 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$564	$548	$1,128	$1,096
Interest cost	1,712	1,950	3,424	3,900
Amortization of prior service cost	—	(50)	—	(100)
Amortization of net loss	473	540	946	1,080

Total net periodic postretirement benefit cost	$2,749	$2,988	$5,498	$5,976

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2013 amounted to approximately $1.8 million. The total contributions expected to be paid during the year 2013 for the postretirement benefit plan amount to approximately $6.8 million.

Note 30 – Stock-based compensation

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$185.00 – $ 185.00	1,536	$185.00	0.11	1,536	$185.00
$201.75 – $ 272.00	101,755	$253.34	1.02	101,755	$253.34

$185.00 – $ 272.00	103,291	$252.32	1.01	103,291	$252.32

There was no intrinsic value of options outstanding and exercisable at June 30, 2013 and 2012.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2011	206,946	$207.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(45,960)	155.68

Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(57,695)	169.70

Outstanding at June 30, 2013	103,291	$252.32

There was no stock option expense recognized for the quarters and six months ended June 30, 2013 and 2012.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	241,934	$31.98
Granted	359,427	17.72
Vested	(96,353)	37.61
Forfeited	(13,785)	26.59

Non-vested at December 31, 2012	491,223	$20.59
Granted	229,131	28.20
Vested	(130,129)	31.22
Forfeited	(804)	18.40

Non-vested at June 30, 2013	589,421	$21.21

During the quarter ended June 30, 2013, 125,072 shares of restricted stock (June 30, 2012 – 207,237) were awarded to management under the Incentive Plan, from which 61,245 shares (June 30, 2012 – 100,980) were awarded consistent with the requirements of the TARP Interim Final Rule. For the six-month period ended June 30, 2013, 229,131 shares of restricted stock (June 30, 2012 – 359,427) were awarded to management under the Incentive Plan, from which 165,304 shares (June 30, 2012 – 253,170) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended June 30, 2013, the Corporation recognized $ 1.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (June 30, 2012 – $ 1.2 million, with a tax benefit of $ 0.3 million). For the six-month period ended June 30, 2013, the Corporation recognized $ 2.5 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.8 million (June 30, 2012 – $ 2.1 million, with a tax benefit of $ 0.5 million). For the six-month period ended June 30, 2013, the fair market value of the restricted stock vested was $4.0 million at grant date and $3.6 million at vesting date. This triggers a shortfall, net of windfalls, of $0.1 million that was recorded as an additional income tax expense at the applicable income tax rate. No income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2013 was $ 9.3 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	—	—
Granted	41,174	$16.37
Vested	(41,174)	16.37
Forfeited	—	—

Non-vested at December 31, 2012	—	—
Granted	17,186	$29.33
Vested	(17,186)	29.33
Forfeited	—	—

Non-vested at June 30, 2013	—	—

During the quarter ended June 30, 2013, the Corporation granted 14,782 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2012 – 29,103). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $46 thousand (June 30, 2012 – $0.1 million, with a tax benefit of $33 thousand). For the six-month period ended June 30, 2013, the Corporation granted 17,186 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2012 – 34,478). During this period, the Corporation recognized $0.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $91 thousand (June 30, 2012 – $0.2 million, with a tax benefit of $70 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2013 for directors was $ 0.5 million.

Note 31 – Income taxes

The reason for the difference between the income tax (benefit) expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2013		June 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$35,135	39%	$(3,646)	30%
Net benefit of net tax exempt interest income	(10,325)	(11)	(3,739)	31
Deferred tax asset valuation allowance	(8,312)	(9)	(48)	—
Non-deductible expenses	7,946	9	5,726	(47)
Difference in tax rates due to multiple jurisdictions	(3,201)	(4)	(1,149)	9
Adjustment in deferred tax due to change in tax rate	(215,600)	(239)	—	—
Effect of income subject to preferential tax rate[1]	(47,322)	(53)	(73,298)	603
Others	4,299	5	(1,739)	14

Income tax (benefit) expense	$(237,380)	(263)%	$(77,893)	640%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

	Six months ended
	June 30, 2013		June 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(33,967)	39%	$15,734	30%
Net benefit of net tax exempt interest income	(19,876)	23	(10,753)	(21)
Deferred tax asset valuation allowance	(11,737)	13	1,119	2
Non-deductible expenses	15,759	(18)	11,365	22
Difference in tax rates due to multiple jurisdictions	(6,950)	8	(4,356)	(8)
Adjustment in deferred tax due to change in tax rate	(197,467)	227	—	—
Effect of income subject to preferential tax rate[1]	(45,313)	52	(74,269)	(142)
Others	5,294	(6)	(541)	(1)

Income tax (benefit) expense	$(294,257)	338%	$(61,701)	(118)%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

The results for the second quarter of 2013 reflect a tax benefit of $215.6 million with a corresponding increase in the Corporation’s net deferred tax asset as a result of the increase in the Puerto Rico marginal tax rate from 30% to 39%. On June 30, 2013, the Governor of Puerto Rico signed Act Number 40 which includes among the most significant changes to the Puerto Rico Internal Revenue Code an increase in the marginal tax rate from 30% to 39% effective for taxable years beginning after December 31, 2012.

During the second quarter of 2013 Popular, Inc. recognized a gain on the sale of a portion of Evertec’s common stock as part of Evertec, Inc.’s initial public offering (‘IPO”) which was taxable at a preferential tax rate according to Act Number 73 of May 28, 2008, known as “Economic Incentives Act for the Development of Puerto Rico”. This gain was offset by the loss generated on the bulk sale of non-performing mortgage loans. The results for the second quarter of 2012 reflect the tax benefit of $72.9 million related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Closing Agreement to clarify that those Acquired Loans are capital assets and any gain resulting from such loans would be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate.

The increase in income tax benefit for the six months ended June 30, 2013, compared to the same period of 2012 was mainly due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as a result of the increase in the marginal tax rate from 30% to 39% as mention above. In addition, income tax benefit increase due to the loss generated on the Puerto Rico operations by the sale of non-performing assets that took place during the first and second quarter of 2013 net of the gain realized on the sale of Evertec’s common stock.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2013	December 31, 2012
Deferred tax assets:
Tax credits available for carryforward	$6,200	$2,666
Net operating loss and other carryforward available	1,345,667	1,201,174
Postretirement and pension benefits	133,279	97,276
Deferred loan origination fees	7,740	6,579
Allowance for loan losses	721,114	592,664
Deferred gains	9,910	10,528
Accelerated depreciation	6,901	6,699
Intercompany deferred gains	3,326	3,891
Other temporary differences	39,576	31,864

Total gross deferred tax assets	2,273,713	1,953,341

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	38,737	37,281
Difference in outside basis between financial and tax reporting on sale of a business	2,795	6,400
FDIC-assisted transaction	72,537	53,351
Unrealized net gain on trading and available-for-sale securities	20,784	51,002
Deferred loan origination costs	—	3,459
Other temporary differences	10,402	10,142

Total gross deferred tax liabilities	145,255	161,635

Valuation allowance	1,268,954	1,260,542

Net deferred tax asset	$859,504	$531,164

The net deferred tax asset shown in the table above at June 30, 2013 is reflected in the consolidated statements of financial condition as $864 million in net deferred tax assets in the “Other assets” caption (December 31, 2012 – $541 million) and $5 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2012 – $10 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

At June 30, 2013, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $888 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended June 30, 2013 taking into account taxable income exclusive of reversing temporary differences (adjusted taxable income). This cumulative loss position was mainly due to the sale of assets, most of which were in non-performing status, comprised of commercial and construction loans and commercial and single family real estate owned generated during the first quarter of 2013 and mortgage loans generated during the second quarter of 2013. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to twelve years for losses incurred during taxable years 2005 thru 2012 and ten years for losses incurred after 2012. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended June 30, 2013. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At June 30, 2013, the Corporation recorded a valuation allowance of approximately $ 1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2012 – $ 1.3 billion).

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2013	2012
Balance at January 1	$13.4	$19.5
Additions for tax positions – January through March	0.2	0.7

Balance at March 31	$13.6	$20.2
Additions for tax positions – April through June	0.3	—
Reductions for tax positions – April through June	—	(0.2)
Reductions for tax positions taken in prior years – April through June	—	(0.7)

Balance at June 30	$13.9	$19.3

The accrued interest related to uncertain tax positions approximated $5.0 million at June 30, 2013 (December 31, 2012 – $4.3 million). Management determined that at June 30, 2013 and December 31, 2012, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $18.0 million at June 30, 2013 (December 31, 2012 – $16.9 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2013, the following years remain subject to examination in the U.S. Federal jurisdiction: 2009 and thereafter; and in the Puerto Rico jurisdiction, 2008 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $11 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2013 and June 30, 2012 are listed in the following table:

(In thousands)	June 30, 2013	June 30, 2012
Non-cash activities:
Loans transferred to other real estate	$143,159	$151,891
Loans transferred to other property	16,009	11,636

Total loans transferred to foreclosed assets	159,168	163,527
Transfers from loans held-in-portfolio to loans held-for-sale	438,640	48,564
Transfers from loans held-for-sale to loans held-in-portfolio	21,580	6,633
Loans securitized into investment securities[1]	846,327	525,800
Trades receivables from brokers and counterparties	158,141	87,774
Trades payables to brokers and counterparties	72,007	8,587
Recognition of mortgage servicing rights on securitizations or asset transfers	10,152	8,206
Payables due to counterparties related to early extinguishment of debt	—	376,058
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	194,514	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 33 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2013, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2013

For the quarter ended June 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$314,748	$67,835	$—
Provision (reversal of provision) for loan losses	255,944	(6,556)	—
Non-interest income	103,331	12,753	—
Amortization of intangibles	1,787	680	—
Depreciation expense	10,306	2,287	—
Other operating expenses	225,726	52,498	—
Income tax (benefit) expense	(235,766)	936	—

Net income	$160,082	$30,743	$—

Segment assets	$27,698,695	$8,800,354	$(14,051)

For the quarter ended June 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$382,583	$(26,864)	$—	$355,719
Provision for loan losses	249,388	20	—	249,408
Non-interest income	116,084	178,614	(1,335)	293,363
Amortization of intangibles	2,467	—	—	2,467
Depreciation expense	12,593	162	—	12,755
Other operating expenses	278,224	16,830	(690)	294,364
Income tax benefit	(234,830)	(2,258)	(292)	(237,380)

Net income	$190,825	$136,996	$(353)	$327,468

Segment assets	$36,484,998	$5,443,792	$(5,244,196)	$36,684,594

For the six months ended June 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$619,776	$135,853	$—
Provision (reversal of provision) for loan losses	477,829	(4,545)	—
Non-interest income	119,708	22,824	—
Amortization of intangibles	3,575	1,360	—
Depreciation expense	20,072	4,612	—
Other operating expenses	475,361	107,345	—
Income tax (benefit) expense	(288,631)	1,872	—

Net income	$51,278	$48,033	$—

For the six months ended June 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$755,629	$(53,597)	$—	$702,032
Provision (reversal of provision) for loan losses	473,284	(20)	—	473,264
Non-interest income	142,532	186,286	(1,398)	327,420
Amortization of intangibles	4,935	—	—	4,935
Depreciation expense	24,684	325	—	25,009
Other operating expenses	582,706	32,002	(1,368)	613,340
Income tax benefit	(286,759)	(7,391)	(107)	(294,257)

Net income	$99,311	$107,773	$77	$207,161

2012

For the quarter ended June 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$298,636	$69,555	$—
Provision for loan losses	103,690	15,300	—
Non-interest income	84,416	15,250	—
Amortization of intangibles	1,851	680	—
Depreciation expense	9,237	1,988	—
Loss on early extinguishment of debt	25,072	—	—
Other operating expenses	230,960	55,303	—
Income tax (benefit) expense	(73,724)	936	—

Net income	$85,966	$10,598	$—

For the quarter ended June 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$368,191	$(26,175)	$163	$342,179
Provision for loan losses	118,990	209	—	119,199
Non-interest income	99,666	11,005	(1,239)	109,432
Amortization of intangibles	2,531	—	—	2,531
Depreciation expense	11,225	301	—	11,526
Loss on early extinguishment of debt	25,072	—	—	25,072
Other operating expenses	286,263	19,851	(677)	305,437
Income tax benefit	(72,788)	(4,961)	(144)	(77,893)

Net income (loss)	$96,564	$(30,570)	$(255)	$65,739

For the six months ended June 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$588,938	$143,630	$—
Provision for loan losses	189,547	30,026	—
Non-interest income	197,955	30,706	—
Amortization of intangibles	3,764	1,360	—
Depreciation expense	18,624	4,017	—
Loss on early extinguishment of debt	25,141	—	—
Other operating expenses	453,317	117,185	—
Income tax (benefit) expense	(56,371)	1,872	—

Net income	$152,871	$19,876	$—

For the six months ended June 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$732,568	$(52,116)	$325	$680,777
Provision for loan losses	219,573	349	—	219,922
Non-interest income	228,661	21,990	(1,293)	249,358
Amortization of intangibles	5,124	—	—	5,124
Depreciation expense	22,641	641	—	23,282
Loss on early extinguishment of debt	25,141	—	—	25,141
Other operating expenses	570,502	35,031	(1,313)	604,220
Income tax benefit	(54,499)	(7,257)	55	(61,701)

Net income (loss)	$172,747	$(58,890)	$290	$114,147

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2013

For the quarter ended June 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$118,716	$193,548	$2,484	$—	$314,748
(Reversal of provision) provision for loan losses	(6,161)	262,105	—	—	255,944
Non-interest (expense) income	19,743	56,218	27,389	(19)	103,331
Amortization of intangibles	1	1,710	76	—	1,787
Depreciation expense	4,864	5,123	319	—	10,306
Other operating expenses	68,463	139,592	17,690	(19)	225,726
Income tax (benefit) expense	(36,883)	(202,573)	3,690	—	(235,766)

Net income	$108,175	$43,809	$8,098	$—	$160,082

Segment assets	$11,796,579	$18,579,730	$778,833	$(3,456,447)	$27,698,695

For the six months ended June 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$232,519	$382,701	$4,556	$—	$619,776
Provision for loan losses	139,612	338,217	—	—	477,829
Non-interest (expense) income	(45,484)	114,436	50,791	(35)	119,708
Amortization of intangibles	2	3,419	154	—	3,575
Depreciation expense	8,840	10,614	618	—	20,072
Other operating expenses	147,296	293,877	34,223	(35)	475,361
Income tax (benefit) expense	(92,534)	(201,895)	5,798	—	(288,631)

Net (loss) income	$(16,181)	$52,905	$14,554	$—	$51,278

2012

For the quarter ended June 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$109,262	$185,944	$3,430	$—	$298,636
Provision for loan losses	42,725	60,965	—	—	103,690
Non-interest (expense) income	(2,263)	56,113	30,606	(40)	84,416
Amortization of intangibles	1	1,710	140	—	1,851
Depreciation expense	4,204	4,797	236	—	9,237
Loss on early extinguishment of debt	7,793	17,279	—	—	25,072
Other operating expenses	74,068	139,297	17,635	(40)	230,960
Income tax (benefit) expense	(30,152)	(47,660)	4,088	—	(73,724)

Net income	$8,360	$65,669	$11,937	$—	$85,966

For the six months ended June 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$209,653	$372,202	$7,079	$4	$588,938
Provision for loan losses	56,423	133,124	—	—	189,547
Non-interest income	18,634	122,117	57,270	(66)	197,955
Amortization of intangibles	10	3,418	336	—	3,764
Depreciation expense	8,372	9,776	476	—	18,624
Loss on early extinguishment of debt	7,862	17,279	—	—	25,141
Other operating expenses	135,249	283,144	34,990	(66)	453,317
Income tax (benefit) expense	(20,390)	(43,359)	7,376	2	(56,371)

Net income	$40,761	$90,937	$21,171	$2	$152,871

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2013

For the quarter ended June 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$67,088	$747	$—	$67,835
(Reversal of provision) provision for loan losses	(11,329)	4,773	—	(6,556)
Non-interest income (expense)	13,313	(560)	—	12,753
Amortization of intangibles	680	—	—	680
Depreciation expense	2,287	—	—	2,287
Other operating expenses	51,909	589	—	52,498
Income tax expense	936	—	—	936

Net income ( loss)	$35,918	$(5,175)	$—	$30,743

Segment assets	$9,534,310	$338,430	$(1,072,386)	$8,800,354

For the six months ended June 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$134,205	$1,648	$—	$135,853
(Reversal of provision) provision for loan losses	(9,047)	4,502	—	(4,545)
Non-interest income (expense)	24,522	(1,698)	—	22,824
Amortization of intangibles	1,360	—	—	1,360
Depreciation expense	4,612	—	—	4,612
Other operating expenses	106,077	1,268	—	107,345
Income tax expense	1,872	—	—	1,872

Net income (loss)	$53,853	$(5,820)	$—	$48,033

2012

For the quarter ended June 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$68,459	$1,096	$—	$69,555
Provision for loan losses	13,490	1,810	—	15,300
Non-interest income	14,445	805	—	15,250
Amortization of intangibles	680	—	—	680
Depreciation expense	1,988	—	—	1,988
Other operating expenses	54,523	780	—	55,303
Income tax expense	936	—	—	936

Net income (loss)	$11,287	$(689)	$—	$10,598

For the six months ended June 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$142,066	$1,564	$—	$143,630
Provision for loan losses	22,886	7,140	—	30,026
Non-interest income	29,737	969	—	30,706
Amortization of intangibles	1,360	—	—	1,360
Depreciation expense	4,017	—	—	4,017
Other operating expenses	115,546	1,639	—	117,185
Income tax expense	1,872	—	—	1,872

Net income (loss)	$26,122	$(6,246)	$—	$19,876

Geographic Information

	Quarter ended		Six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:[1]
Puerto Rico	$551,826	$346,500	$837,640	$717,044
United States	76,181	80,518	151,820	164,242
Other	21,075	24,593	39,992	48,849

Total consolidated revenues	$649,082	$451,611	$1,029,452	$930,135

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) and valuation adjustments of investment securities, trading account profit (loss), net gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share expense (income) and other operating income.

Selected Balance Sheet Information:

(In thousands)	June 30, 2013	December 31, 2012

Puerto Rico
Total assets	$26,515,496	$26,582,248
Loans	18,170,567	18,484,977
Deposits	19,617,123	19,984,830

United States
Total assets	$9,045,478	$8,816,143
Loans	5,984,916	5,852,705
Deposits	6,088,033	6,049,168

Other
Total assets	$1,123,620	$1,109,144
Loans	757,026	755,950
Deposits [1]	1,054,272	966,615

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2013 and December 31, 2012, and the results of their operations and cash flows for periods ended June 30, 2013 and 2012.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At June 30, 2013, BPPR could have declared a dividend of approximately $418 million (December 31, 2012 – $404 million). However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2013
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$1,435	$620	$387,956	$(1,970)	$388,041
Money market investments	40,489	1,118	1,053,250	(22,918)	1,071,939
Trading account securities, at fair value	1,425	—	292,657	—	294,082
Investment securities available-for-sale, at fair value	4,836	—	5,109,800	—	5,114,636
Investment securities held-to-maturity, at amortized cost	185,000	—	141,632	(185,000)	141,632
Other investment securities, at lower of cost or realizable value	10,850	4,492	203,240	—	218,582
Investment in subsidiaries	4,259,281	1,643,437	—	(5,902,718)	—
Loans held-for-sale, at lower of cost or fair value	—	—	190,852	—	190,852

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	424,761	—	21,613,993	(423,000)	21,615,754
Loans covered under loss sharing agreements with the FDIC	—	—	3,199,998	—	3,199,998
Less – Unearned income	—	—	94,095	—	94,095
Allowance for loan losses	46	—	635,173	—	635,219

Total loans held-in-portfolio, net	424,715	—	24,084,723	(423,000)	24,086,438

FDIC loss share asset	—	—	1,379,342	—	1,379,342
Premises and equipment, net	2,343	114	524,557	—	527,014
Other real estate not covered under loss sharing agreements with the FDIC	—	—	158,920	—	158,920
Other real estate covered under loss sharing agreements with the FDIC	—	—	183,225	—	183,225
Accrued income receivable	93	112	143,740	(40)	143,905
Mortgage servicing assets, at fair value	—	—	153,444	—	153,444
Other assets	114,687	14,924	1,863,035	(57,220)	1,935,426
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	48,805	—	49,359

Total assets	$5,045,708	$1,664,817	$36,566,935	$(6,592,866)	$36,684,594

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,858,128	$(2,062)	$5,856,066
Interest bearing	—	—	20,913,475	(10,113)	20,903,362

Total deposits	—	—	26,771,603	(12,175)	26,759,428

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,694,505	(21,800)	1,672,705
Other short-term borrowings	—	—	1,649,200	(423,000)	1,226,200
Notes payable	806,873	382,646	606,247	—	1,795,766
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	43,799	42,104	997,740	(48,184)	1,035,459

Total liabilities	850,672	424,750	31,904,295	(690,159)	32,489,558

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,033	2	55,628	(55,630)	1,033
Surplus	4,144,998	4,224,008	5,859,926	(10,075,407)	4,153,525
Retained earnings (accumulated deficit)	225,653	(2,982,728)	(1,025,312)	3,999,513	217,126
Treasury stock, at cost	(769)	—	—	—	(769)
Accumulated other comprehensive loss, net of tax	(226,039)	(1,215)	(227,602)	228,817	(226,039)

Total stockholders’ equity	4,195,036	1,240,067	4,662,640	(5,902,707)	4,195,036

Total liabilities and stockholders’ equity	$5,045,708	$1,664,817	$36,566,935	$(6,592,866)	$36,684,594

Condensed Consolidating Statement of Financial Condition

	At December 31, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$1,103	$624	$439,552	$(1,916)	$439,363
Money market investments	18,574	867	1,067,006	(867)	1,085,580
Trading account securities, at fair value	1,259	—	313,266	—	314,525
Investment securities available-for-sale, at fair value	42,383	—	5,058,786	(16,968)	5,084,201
Investment securities held-to-maturity, at amortized cost	185,000	—	142,817	(185,000)	142,817
Other investment securities, at lower of cost or realizable value	10,850	4,492	170,101	—	185,443
Investment in subsidiaries	4,285,957	1,653,636	—	(5,939,593)	—
Loans held-for-sale, at lower of cost or fair value	—	—	354,468	—	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	286,080	—	21,050,205	(256,280)	21,080,005
Loans covered under loss sharing agreements with the FDIC	—	—	3,755,972	—	3,755,972
Less – Unearned income	—	—	96,813	—	96,813
Allowance for loan losses	241	—	730,366	—	730,607

Total loans held-in-portfolio, net	285,839	—	23,978,998	(256,280)	24,008,557

FDIC loss share asset	—	—	1,399,098	—	1,399,098
Premises and equipment, net	2,495	115	533,183	—	535,793
Other real estate not covered under loss sharing agreements with the FDIC	—	—	266,844	—	266,844
Other real estate covered under loss sharing agreements with the FDIC	—	—	139,058	—	139,058
Accrued income receivable	1,675	112	124,266	(325)	125,728
Mortgage servicing assets, at fair value	—	—	154,430	—	154,430
Other assets	112,775	12,614	1,457,852	(13,663)	1,569,578
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	53,741	—	54,295

Total assets	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,796,992	$(2,363)	$5,794,629
Interest bearing	—	—	21,216,085	(10,101)	21,205,984

Total deposits	—	—	27,013,077	(12,464)	27,000,613

Assets sold under agreements to repurchase	—	—	2,016,752	—	2,016,752
Other short-term borrowings	—	—	866,500	(230,300)	636,200
Notes payable	790,282	385,609	601,830	—	1,777,721
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	48,182	42,120	923,138	(47,191)	966,249

Total liabilities	838,464	427,729	31,606,297	(474,955)	32,397,535

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,032	2	55,628	(55,630)	1,032
Surplus	4,141,767	4,206,708	5,859,926	(10,058,107)	4,150,294
Retained earnings (accumulated deficit)	20,353	(3,012,365)	(1,114,802)	4,118,640	11,826
Treasury stock, at cost	(444)	—	—	—	(444)
Accumulated other comprehensive (loss) income, net of tax	(102,868)	50,386	(105,826)	55,440	(102,868)

Total stockholders’ equity	4,110,000	1,244,731	4,694,926	(5,939,657)	4,110,000

Total liabilities and stockholders’ equity	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,917	$—	$393,263	$(255)	$394,925
Money market investments	48	1	828	(48)	829
Investment securities	3,397	80	35,542	(2,913)	36,106
Trading account securities	—	—	5,456	—	5,456

Total interest income	5,362	81	435,089	(3,216)	437,316

Interest expense:
Deposits	—	—	35,764	—	35,764
Short-term borrowings	—	—	10,071	(304)	9,767
Long-term debt	25,099	7,238	6,641	(2,912)	36,066

Total interest expense	25,099	7,238	52,476	(3,216)	81,597

Net interest (expense) income	(19,737)	(7,157)	382,613	—	355,719
Provision for loan losses- non-covered loans	20	—	223,888	—	223,908
Provision for loan losses- covered loans	—	—	25,500	—	25,500

Net interest (expense) income after provision for loan losses	(19,757)	(7,157)	133,225	—	106,311

Service charges on deposit accounts	—	—	43,937	—	43,937
Other service fees	—	—	66,411	(1,338)	65,073
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account (loss) profit	(6)	—	7,906	—	7,900
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	4,382	—	4,382
Adjustments (expense) to indemnity reserves on loans sold	—	—	(11,632)	—	(11,632)
FDIC loss share (expense) income	—	—	(3,755)	—	(3,755)
Other operating income	166,002	287	15,314	(1)	181,602

Total non-interest income	171,852	287	122,563	(1,339)	293,363

Operating expenses:
Personnel costs	7,761	—	106,918	—	114,679
Net occupancy expenses	918	1	23,189	—	24,108
Equipment expenses	984	—	10,859	—	11,843
Other taxes	84	—	15,204	—	15,288
Professional fees	3,383	23	66,612	(54)	69,964
Communications	110	—	6,534	—	6,644
Business promotion	439	—	15,123	—	15,562
FDIC deposit insurance	—	—	19,503	—	19,503
Other real estate owned (OREO) expenses	—	—	5,762	—	5,762
Other operating expenses	(12,734)	109	37,027	(636)	23,766
Amortization of intangibles	—	—	2,467	—	2,467

Total operating expenses	945	133	309,198	(690)	309,586

Income (loss) before income tax and equity in earnings of subsidiaries	151,150	(7,003)	(53,410)	(649)	90,088
Income tax expense (benefit)	3,106	—	(240,194)	(292)	(237,380)

Income (loss) before equity in earnings of subsidiaries	148,044	(7,003)	186,784	(357)	327,468
Equity in undistributed earnings of subsidiaries	179,424	27,456	—	(206,880)	—

Net income	$327,468	$20,453	$186,784	$(207,237)	$327,468

Comprehensive income (loss), net of tax	$223,437	$(24,121)	$86,748	$(62,627)	$223,437

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and Dividend Income:
Loans	2,926	—	778,312	(387)	780,851
Money market investments	86	2	1,783	(87)	1,784
Investment securities	7,543	161	72,049	(5,824)	73,929
Trading account securities	—	—	10,970	—	10,970

Total interest and dividend income	10,555	163	863,114	(6,298)	867,534

Interest Expense:
Deposits	—	—	74,122	(2)	74,120
Short-term borrowings	—	—	20,021	(472)	19,549
Long-term debt	49,857	14,514	13,286	(5,824)	71,833

Total interest expense	49,857	14,514	107,429	(6,298)	165,502

Net interest (expense) income	(39,302)	(14,351)	755,685	—	702,032
Provision for loan losses- non-covered loans	(20)	—	430,228	—	430,208
Provision for loan losses- covered loans	—	—	43,056	—	43,056

Net interest (expense) income after provision for loan losses	(39,282)	(14,351)	282,401	—	228,768

Service charges on deposit accounts	—	—	87,659	—	87,659
Other service fees	—	—	128,196	(1,399)	126,797
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account profit	70	—	7,755	—	7,825
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(44,577)	—	(44,577)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(27,775)	—	(27,775)
FDIC loss share (expense) income	—	—	(30,021)	—	(30,021)
Other operating income	166,872	2,849	31,935	—	201,656

Total non-interest income	172,798	2,849	153,172	(1,399)	327,420

Operating Expenses:
Personnel costs	15,140	—	215,528	—	230,668
Net occupancy expenses	1,746	2	45,833	—	47,581
Equipment expenses	2,064	—	21,729	—	23,793
Other taxes	167	—	26,707	—	26,874
Professional fees	5,694	45	134,837	(115)	140,461
Communications	203	—	13,273	—	13,476
Business promotion	869	—	27,610	—	28,479
FDIC deposit insurance	—	—	28,783	—	28,783
Other real estate owned (OREO) expenses	—	—	52,503	—	52,503
Other operating expenses	(25,349)	217	72,116	(1,253)	45,731
Amortization of intangibles	—	—	4,935	—	4,935

Total operating expenses	534	264	643,854	(1,368)	643,284

Income (loss) before income tax and equity in earnings of subsidiaries	132,982	(11,766)	(208,281)	(31)	(87,096)
Income tax expense (benefit)	3,621	—	(297,771)	(107)	(294,257)

Income (loss) before equity in earnings of subsidiaries	129,361	(11,766)	89,490	76	207,161
Equity in undistributed earnings of subsidiaries	77,800	41,402	—	(119,202)	—

Net Income	$207,161	$29,636	$89,490	$(119,126)	$207,161

Comprehensive income (loss), net of tax	$83,990	$(21,965)	$(32,286)	$54,251	$83,990

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Dividend income from subsidiaries	5,000	—	—	(5,000)	—
Loans	$1,516	$—	$389,172	$(784)	$389,904
Money market investments	1	14	964	(15)	964
Investment securities	4,146	80	42,782	(2,750)	44,258
Trading account securities	—	—	5,963	—	5,963

Total interest income	10,663	94	438,881	(8,549)	441,089

Interest expense:
Deposits	—	—	48,555	(13)	48,542
Short-term borrowings	—	(1)	13,830	(785)	13,044
Long-term debt	23,817	8,079	8,341	(2,913)	37,324

Total interest expense	23,817	8,078	70,726	(3,711)	98,910

Net interest (expense) income	(13,154)	(7,984)	368,155	(4,838)	342,179
Provision for loan losses- non-covered loans	209	—	81,534	—	81,743
Provision for loan losses- covered loans	—	—	37,456	—	37,456

Net interest (expense) income after provision for loan losses	(13,363)	(7,984)	249,165	(4,838)	222,980

Service charges on deposit accounts	—	—	46,130	—	46,130
Other service fees	—	—	66,224	(1,237)	64,987
Net loss and valuation adjustments on investment securities	—	—	(349)	—	(349)
Trading account loss	—	—	(7,283)	—	(7,283)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(15,397)	—	(15,397)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(5,398)	—	(5,398)
FDIC loss share income (expense)	—	—	2,575	—	2,575
Other operating income	1,485	1,698	20,985	(1)	24,167

Total non-interest income	1,485	1,698	107,487	(1,238)	109,432

Operating expenses:
Personnel costs	7,449	—	108,887	—	116,336
Net occupancy expenses	872	1	23,316	1	24,190
Equipment expenses	901	—	9,999	—	10,900
Other taxes	715	—	11,359	—	12,074
Professional fees	2,881	3	66,863	(75)	69,672
Communications	93	—	6,552	—	6,645
Business promotion	490	—	16,490	—	16,980
FDIC deposit insurance	—	—	22,907	—	22,907
Loss on early extinguishment of debt	—	—	25,072	—	25,072
Other real estate owned (OREO) expenses	—	—	2,380	—	2,380
Other operating expenses	(12,390)	111	47,761	(603)	34,879
Amortization of intangibles	—	—	2,531	—	2,531

Total operating expenses	1,011	115	344,117	(677)	344,566

(Loss) income before income tax and equity in earnings of subsidiaries	(12,889)	(6,401)	12,535	(5,399)	(12,154)
Income tax benefit	(1,929)	—	(75,819)	(145)	(77,893)

(Loss) income before equity in earnings of subsidiaries	(10,960)	(6,401)	88,354	(5,254)	65,739
Equity in undistributed earnings of subsidiaries	76,699	7,208	—	(83,907)	—

Net Income	$65,739	$807	$88,354	$(89,161)	$65,739

Comprehensive income (loss), net of tax	$52,941	$(1,385)	$76,872	$(75,487)	$52,941

Condensed Consolidating Statement of Operations (Unaudited)

	Six months ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and Dividend Income:
Dividend income from subsidiaries	$5,000	$—	$—	$(5,000)	$—
Loans	3,207	—	776,863	(1,626)	778,444
Money market investments	13	22	1,911	(34)	1,912
Investment securities	8,188	161	86,950	(5,499)	89,800
Trading account securities	—	—	11,854	—	11,854

Total interest income	16,408	183	877,578	(12,159)	882,010

Interest Expense:
Deposits	—	—	100,296	(21)	100,275
Short-term borrowings	—	142	28,122	(1,637)	26,627
Long-term debt	47,344	16,156	16,656	(5,825)	74,331

Total interest expense	47,344	16,298	145,074	(7,483)	201,233

Net interest (expense) income	(30,936)	(16,115)	732,504	(4,676)	680,777
Provision for loan losses- non-covered loans	349	—	163,908	—	164,257
Provision for loan losses- covered loans	—	—	55,665	—	55,665

Net interest (expense) income after provision for loan losses	(31,285)	(16,115)	512,931	(4,676)	460,855

Service charges on deposit accounts	—	—	92,719	—	92,719
Other service fees	—	—	135,186	(1,292)	133,894
Net loss and valuation adjustments on investment securities	—	—	(349)	—	(349)
Trading account loss	—	—	(9,426)	—	(9,426)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	74	—	74
Adjustments (expense) to indemnity reserves on loans sold	—	—	(9,273)	—	(9,273)
FDIC loss share (expense) income	—	—	(12,680)	—	(12,680)
Other operating income	4,437	1,529	48,434	(1)	54,399

Total non-interest income	4,437	1,529	244,685	(1,293)	249,358

Operating Expenses:
Personnel costs	15,353	—	222,474	—	237,827
Net occupancy expenses	1,733	2	45,792	1	47,528
Equipment expenses	1,781	—	20,460	—	22,241
Other taxes	1,428	—	24,084	—	25,512
Professional fees	4,872	6	130,992	(130)	135,740
Communications	226	—	13,550	—	13,776
Business promotion	901	—	28,929	—	29,830
FDIC deposit insurance	—	—	47,833	—	47,833
Loss on early extinguishment of debt	—	—	25,141	—	25,141
Other real estate owned (OREO) expenses	—	—	16,545	—	16,545
Other operating expenses	(24,670)	221	76,304	(1,185)	50,670
Amortization of intangibles	—	—	5,124	—	5,124

Total operating expenses	1,624	229	657,228	(1,314)	657,767

(Loss) income before income tax and equity in earnings of subsidiaries	(28,472)	(14,815)	100,388	(4,655)	52,446
Income tax benefit	(1,257)	—	(60,498)	54	(61,701)

(Loss) income before equity in earnings of subsidiaries	(27,215)	(14,815)	160,886	(4,709)	114,147
Equity in undistributed earnings of subsidiaries	141,362	13,214	—	(154,576)	—

Net Income (Loss)	$114,147	$(1,601)	$160,886	$(159,285)	$114,147

Comprehensive income (loss), net of tax	$100,112	$(3,473)	$145,893	$(142,420)	$100,112

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:
Net income	$207,161	$29,636	$89,490	$(119,126)	$207,161

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(77,800)	(41,402)	—	119,202	—
Provision for loan losses	(20)	—	473,284	—	473,264
Amortization of intangibles	—	—	4,935	—	4,935
Depreciation and amortization of premises and equipment	323	2	24,684	—	25,009
Net accretion of discounts and amortization of premiums and deferred fees	14,989	38	(44,552)	—	(29,525)
Fair value adjustments on mortgage servicing rights	—	—	10,741	—	10,741
FDIC loss share expense	—	—	30,021	—	30,021
Adjustments (expense) to indemnity reserves on loans sold	—	—	27,775	—	27,775
Earnings from investments under the equity method	(20,297)	(2,849)	(11,068)	—	(34,214)
Deferred income tax benefit	(9,098)	—	(312,649)	(107)	(321,854)
Loss (gain) on:
Disposition of premises and equipment	—	—	(2,347)	—	(2,347)
Sale of loans, including valuation adjustments on loans held for sale	—	—	44,577	—	44,577
Sale of stock in equity method investee	(136,722)	—	—	—	(136,722)
Sale of foreclosed assets, including write-downs	—	—	35,006	—	35,006
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	119,003	—	119,003
Net disbursements on loans held-for-sale	—	—	(867,917)	—	(867,917)
Net (increase) decrease in:
Trading securities	(166)	—	858,258	—	858,092
Accrued income receivable	1,583	—	(19,475)	(285)	(18,177)
Other assets	(3,505)	100	4,199	1,309	2,103
Net increase (decrease) in:
Interest payable	—	(7)	(2,533)	(30)	(2,570)
Pension and other postretirement benefits obligations	—	—	3,786	—	3,786
Other liabilities	(2,165)	(9)	7,192	(963)	4,055

Total adjustments	(232,878)	(44,127)	367,585	119,126	209,706

Net cash (used in) provided by operating activities	(25,717)	(14,491)	457,075	—	416,867

Cash flows from investing activities:
Net (increase) decrease in money market investments	(21,914)	(251)	13,755	22,051	13,641
Purchases of investment securities:
Available-for-sale	—	—	(1,490,647)	—	(1,490,647)
Held-to-maturity	—	—	—	—	—
Other	—	—	(116,731)	—	(116,731)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	35,000	—	1,343,311	—	1,378,311
Held-to-maturity	—	—	2,359	—	2,359
Other	—	—	83,592	—	83,592
Net repayments on loans	(137,255)	—	568,817	192,700	624,262
Proceeds from sale of loans	—	—	295,237	—	295,237
Acquisition of loan portfolios	—	—	(1,520,088)	—	(1,520,088)
Net payments to FDIC under loss sharing agreements	—	—	(107)	—	(107)
Return of capital from equity method investments	—	438	—	—	438
Proceeds from sale of sale of stock in equity method investee	166,332	—	—	—	166,332
Capital contribution to subsidiary	(17,300)	—	—	17,300	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)
Acquisition of premises and equipment	(198)	—	(19,576)	—	(19,774)
Proceeds from sale of:
Premises and equipment	28	—	5,863	—	5,891
Foreclosed assets	—	—	120,365	—	120,365

Net cash provided by (used in) investing activities	24,693	187	(713,895)	232,051	(456,964)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(259,645)	(305)	(259,950)
Assets sold under agreements to repurchase	—	—	(322,247)	(21,800)	(344,047)
Other short-term borrowings	—	—	782,700	(192,700)	590,000
Payments of notes payable	—	(3,000)	(45,458)	—	(48,458)
Proceeds from issuance of notes payable	—	—	49,874	—	49,874
Proceeds from issuance of common stock	3,232	—	—	—	3,232
Dividends paid	(1,551)	—	—	—	(1,551)
Treasury stock acquired	(325)	—	—	—	(325)
Capital contribution from parent	—	17,300	—	(17,300)	—

Net cash provided by (used in) financing activities	1,356	14,300	205,224	(232,105)	(11,225)

Net increase (decrease) in cash and due from banks	332	(4)	(51,596)	(54)	(51,322)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$1,435	$620	$387,956	$(1,970)	$388,041

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income (loss)	$114,147	$(1,601)	$160,886	$(159,285)	$114,147

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(141,362)	(13,214)	—	154,576	—
Provision for loan losses	349	—	219,573	—	219,922
Amortization of intangibles	—	—	5,124	—	5,124
Depreciation and amortization of premises and equipment	321	2	22,959	—	23,282
Net accretion of discounts and amortization of premiums and deferred fees	14,124	56	(29,532)	(325)	(15,677)
Fair value adjustments on mortgage servicing rights	—	—	4,791	—	4,791
Fair value change in equity appreciation instrument	—	—	—	—	—
FDIC loss share expense	—	—	12,680	—	12,680
Amortization of prepaid FDIC assessment	—	—	47,833	—	47,833
Adjustments (expense) to indemnity reserves on loans sold	—	—	9,273	—	9,273
Earnings from investments under the equity method	(2,975)	(1,528)	(17,178)	—	(21,681)
Deferred income tax benefit	(14,479)	—	(140,262)	55	(154,686)
Loss (gain) on:
Disposition of premises and equipment	(1)	—	(6,863)	—	(6,864)
Early extinguishment of debt	—	—	24,950	—	24,950
Sale and valuation adjustments of investment securities	—	—	349	—	349
Sale of loans, including valuation adjustments on loans held for sale	—	—	(74)	—	(74)
Sale of other assets	—	—	(2,545)	—	(2,545)
Sale of foreclosed assets, including write-downs	—	—	5,268	—	5,268
Acquisitions of loans held-for-sale	—	—	(174,632)	—	(174,632)
Proceeds from sale of loans held-for-sale	—	—	145,588	—	145,588
Net disbursements on loans held-for-sale	—	—	(542,282)	—	(542,282)
Net (increase) decrease in:
Trading securities	—	—	543,077	—	543,077
Accrued income receivable	323	—	2,746	(180)	2,889
Other assets	3,038	206	(85,823)	(16,657)	(99,236)
Net increase (decrease) in:
Interest payable	—	(46)	(4,496)	43	(4,499)
Pension and other postretirement benefits obligations	—	—	16,165	—	16,165
Other liabilities	(769)	(15)	11,082	1,066	11,364

Total adjustments	(141,431)	(14,539)	67,771	138,578	50,379

Net cash (used in) provided by operating activities	(27,284)	(16,140)	228,657	(20,707)	164,526

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,024	(4,339)	426,382	(19,721)	426,346
Purchases of investment securities:
Available-for-sale	—	—	(890,777)	—	(890,777)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(76,033)	—	(76,033)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	780,832	—	780,832
Held-to-maturity	—	—	1,548	—	1,548
Other	—	—	81,626	—	81,626
Net (disbursements) repayments on loans	(74,853)	—	539,407	74,623	539,177
Proceeds from sale of loans	—	—	41,476	—	41,476
Acquisition of loan portfolios	—	—	(705,819)	—	(705,819)
Net payments from FDIC under loss sharing agreements	—	—	262,807	—	262,807
Return of capital from equity method investments	129,744	675	—	—	130,419
Capital contribution to subsidiary	(50,000)	—	—	50,000	—
Mortgage servicing rights purchased	—	—	(1,018)	—	(1,018)
Acquisition of premises and equipment	(366)	—	(21,561)	—	(21,927)
Proceeds from sale of:
Premises and equipment	20	—	15,590	—	15,610
Other productive assets	—	—	1,026	—	1,026
Foreclosed assets	—	—	93,480	—	93,480

Net cash provided by (used in) investing activities	28,569	(3,664)	548,716	104,902	678,523

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(536,764)	8,256	(528,508)
Assets sold under agreements to repurchase	—	—	(387,414)	24,060	(363,354)
Other short-term borrowings	—	(30,500)	125,300	(74,800)	20,000
Payments of notes payable	—	—	(22,552)	—	(22,552)
Proceeds from issuance of notes payable	—	—	29,802	—	29,802
Proceeds from issuance of common stock	3,320	—	—	—	3,320
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(1,551)	—	—	—	(1,551)
Treasury stock acquired	(150)	—	—	—	(150)
Capital contribution from parent	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	1,619	19,500	(796,628)	(87,484)	(862,993)

Net increase (decrease) in cash and due from banks	2,904	(304)	(19,255)	(3,289)	(19,944)
Cash and due from banks at beginning of period	6,365	932	534,796	(6,811)	535,282

Cash and due from banks at end of period	$9,269	$628	$515,541	$(10,100)	$515,338

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 33 to the consolidated financial statements presents information about the Corporation’s business segments. As of June 30, 2013, the Corporation had a 32.4% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the six months ended June 30, 2013, the Corporation recorded $18.5 million in earnings from its investment in EVERTEC, which had a carrying amount of $64 million, before intra-entity eliminations, as of the end of the second quarter. Also, the Corporation had a 19.99% stake in BHD Financial Group (“BHD”), one of the largest banking and financial services groups in the Dominican Republic. During the six months ended June 30, 2013, the Corporation recorded $10.6 million in earnings from its investment in BHD, which had a carrying amount of $78 million, as of the end of the second quarter.

Effective December 31, 2012, Popular Mortgage, which was a wholly-owned subsidiary of BPPR prior to that date, was merged with and into BPPR as part of an internal reorganization. Popular Mortgage currently operates as a division of BPPR.

OVERVIEW

For the quarter ended June 30, 2013, the Corporation recorded a net income of $327.5 million, compared with net income of $65.7 million for the same quarter of the previous year. The results for the second quarter of 2013 reflected an after-tax loss of $107.2 million from a bulk sale of non-performing mortgage loans, an after-tax gain of $156.6 million resulting from EVERTEC’s IPO and the early repayment of debt to Popular and a tax benefit of $210.0 million mainly from the increase in the corporate income tax rate from 30% to 39% in connection with the amendment to the Internal Revenue Code approved by the Puerto Rico Government during the second quarter of 2013. Excluding the impact of these transactions, the adjusted net income would have been $68.1 million.

Recent significant events

•

On April 12, 2013, EVERTEC, Inc. (“EVERTEC”) completed an initial public offering (“IPO”) of 28.8 million shares of common stock, generating proceeds of approximately $575.8 million. In connection with the IPO, EVERTEC sold 6.3 million shares of newly issued common stock and Apollo Global Management LLC (“Apollo”) and Popular sold 13.7 million and 8.8 million shares of EVERTEC retaining stakes of 29.1% and 33.5%, respectively. As of quarter-end, Popular’s stake in EVERTEC was reduced to 32.4% due to exercise by EVERTEC’s management of certain stock options that became fully vested as a result of the IPO. A portion of the proceeds received by EVERTEC from the IPO was used to repay and refinance its outstanding debt. In connection with the refinancing, Popular received payment in full for its portion of the EVERTEC debt held.

As a result of these transactions, Popular recognized an after-tax gain of approximately $156.6 million during the second quarter of 2013. As of June 30, 2013, Popular’s investment in EVERTEC has a book value of $64 million, before intra-entity eliminations.

•

On June 28, 2013, Banco Popular de Puerto Rico (“Banco Popular” or ‘BPPR’) completed the sale of a portfolio of non-performing residential mortgage loans with a book value and unpaid principal balance of approximately $434.6 million and $510.7 million, respectively. Banco Popular did not retain any beneficial interest in the pool of mortgage loans sold and no seller financing was provided in connection with the transaction.

The purchase price for the loans was approximately $244 million, or 47.75% of the unpaid principal balance. As a result of the all cash transaction, Popular recognized an after-tax loss of approximately $107.2 million during the second quarter of 2013.

•

During the second quarter of 2013, the Puerto Rico Government approved an amendment to the Internal Revenue Code which, among other things, increased the corporate income tax rate from 30% to 39%. This resulted in a benefit of approximately $215.6 million from the increase in the net deferred tax asset.

Financial highlights for the quarter ended June 30, 2013

•

Taxable equivalent net interest income was $373.5 million for the second quarter of 2013, an increase of $23.4 million, or 6.7%, from the same quarter of the prior year. Net interest margin increased by 24 basis points from 4.45% to 4.69% mainly resulting from a reduction in the average cost of funds by 24 basis points primarily from time deposits, short-term borrowings and medium and long-term debt as a result of the Corporation’s strategy to continue to reduce its funding costs. During the second quarter of 2012, the Corporation cancelled $350 million in structured repos with an average cost of 4.36%. This debt was replaced with short-term borrowings at lower cost. The net interest margin also benefited from a higher yield on covered loans by 91 basis points as a result of reductions in expected losses, which are recognized as part of the accretable yield over the average life of the loans. The yield on the construction loans increased by 184 basis points due to lower level of non-performing loans. These positive variances were partially offset by the yield from the investment securities that decreased by 36 basis points due to reinvestments at lower prevailing rates and the yield in mortgage loans that decreased by 17 basis points due to strategic acquisition of loans at lower yielding rates. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•

The Corporation continued to make significant progress in credit quality during the quarter, reflective of key strategies executed to reduce non-performing loans, as well as stabilizing economic conditions and improvements in the underlying quality of the loan portfolios. Credit metrics showed improvements with non-performing assets, non-performing loans held-in portfolio, and net charge-offs reaching their lowest points in the credit cycle. Non-covered, non-performing loans were down by $896.9 million, or 59%, when compared to December 31, 2012, driven mainly by the bulk sales of non-performing assets completed during 2013. Excluding the impact of the bulk asset sales, total non-performing loans and non-performing assets declined by $119.0 million and $74.0 million, respectively, from December 31, 2012. The ratio of annualized net charge-offs to average non-covered loans held-in-portfolio (excluding the impact of the bulk sale of assets) decreased to 1.47%, reaching the lowest level since 2008. Also, non-covered OREO decreased by $107.9 million from December 31, 2012, primarily as a result of the bulk sale of assets during the quarter ended March 31, 2013.

•

The provision for loan losses for the non-covered loan portfolio increased by $142.2 million when compared to the second quarter of 2012, mainly due to the impact of the bulk loan sale. Excluding the impact of the sale, the provision for non-covered loan portfolio for the second quarter was $54.7 million, declining by $27.1 million from the second quarter of 2012, reflecting improvements in credit quality at both BPPR and BPNA. These positive trends were offset by the impact of the enhancements made to the allowance for loan losses methodology implemented during the quarter, which resulted in a reserve increase of $11.8 million for the non-covered portfolio. Refer to the Critical Accounting Policies section of this MD&A for further details of these changes.

•

The provision for loan losses for the covered loan portfolio amounted to $25.5 million, compared to $37.5 million for the quarter ended June 30, 2012, a decline of $12.0 million, reflecting lower impairment losses. This positive trend was also offset by the aforementioned enhancements to the allowance for loan losses methodology, which resulted in a reserve increase of $7.5 million for the covered portfolio.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•

Non-interest income increased by approximately $183.9 million to $293.4 million for the quarter ended June 30, 2013, compared with $109.4 million for the same quarter in the previous year. This increase was mainly attributed to:

•

Favorable variance of $6.2 million in net gain (loss) and valuation adjustment of investment securities, mainly due to the prepayment penalty of $5.9 million from EVERTEC’s early repayment of debt to the Corporation

•

Favorable variance in trading account profit (loss) of $15.2 million, mainly as a result of higher gains on closed derivative positions which were used to hedge securitization transactions reflected in the net gain (loss) on sale of loans caption, partially offset by higher unrealized losses on outstanding mortgage-backed securities.

•

An increase of $19.8 million in net gain (loss) on sale of loans, driven by valuation adjustments of $34.7 million recorded during the second quarter of the previous year at the BPPR reportable segment mainly as a result of recent appraisals and market indicators, offset by lower gains on mortgage loans securitized by the BPPR reportable segment and a loss of $3.9 million related to the bulk sale of non-performing residential mortgage loans during the second quarter of 2013.

•	Higher other operating income by $157.4 million principally due to the gain of $162.1 million recognized in connection with EVERTEC’s IPO and repayment of debt to the Corporation.

•

These favorable variances were partially offset by an increase of $6.2 million in adjustments to indemnity reserves on loans sold, which includes $3.0 million recorded in connection with the bulk sale of non-performing residential mortgage loans during the second quarter of 2013 and an unfavorable variance in FDIC loss share (expense) income of $6.3 million, principally due to lower mirror accounting on credit impairment losses.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses decreased by $35.0 million when compared to the second quarter of 2012 due to the following main factors:

•	lower loss on early extinguishment of debt by $25.1 million in the BPPR segment, primarily related to the early cancellation of repurchase agreements during the second quarter of 2012;

•

lower other operating expenses by $11.1 million due to lower expenses related to the covered loan portfolio at BPPR and lower sundry losses, primarily due to litigation settlements in 2012 in the BPNA segment.

•	The above variances were partially offset by higher other taxes by $3.2 million mainly due to the recently enacted gross receipts tax imposed on corporations in Puerto Rico.

•

Income tax benefit amounted to $237.4 million for the quarter ended June 30, 2013, compared with an income tax benefit of $77.9 million for the same quarter of 2012. The increase in income tax benefit was primarily due to the recognition during the second quarter of 2013 of $215.6 million in income tax benefit and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as the result of the increase in the marginal tax rate from 30% to 39%, in connection with the amendment to the Internal Revenue Code enacted during the quarter. The results for the second quarter of 2012 reflect the tax benefit of $72.9 million related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction, in connection with a Closing Agreement signed with the Puerto Rico Department of Treasury during that quarter.

•	Total assets amounted to $36.7 billion at June 30, 2013, compared with $36.5 billion at December 31, 2012. The increase in total assets was attributed to:

•

An increase in securities available-for-sale and held-to-maturity of approximately $29.3 million due mainly to purchases of CMOs and agency securities at BPNA, offset by portfolio declines in market value, agency maturities, MBS prepayments and the prepayment of $22.8 million of EVERTEC’s debt held by the Corporation

•	an increase in non-covered loans-held-in-portfolio of $538.5 million driven by mortgage loans originations and purchases at BPPR and BPNA

•

an increase in the deferred tax asset, included within the other assets category, of approximately $322.8 million, due mainly to the $215.6 million benefit related to the increase in corporate tax rate from 30% to 39% and the loss generated by the bulk sale of non performing assets.

•	The above increases were offset by:

•	a decrease of $163.6 million in loans held for sale, due to the bulk sale of non-performing loans completed during the first quarter of 2013

•	a decrease in covered loans held-in-portfolio of $556.0 million due to resolutions and the run-off of the portfolio

•	a decrease in other real estate owned of $63.8 million due mainly to the bulk sale of non-performing assets completed during the first quarter

•

The Corporation’s total deposits amounted to $26.8 billion compared to $27.0 billion at December 31, 2012. The slight decrease was mainly due to brokered and non-brokered deposits due to the execution of funding strategies.

•

The Corporation’s borrowings amounted to $4.7 billion at June 30, 2013, compared with $4.4 billion at December 31, 2012. The increase in borrowings was mainly driven by an increase in other short term borrowings of $590.0 million, mainly in FHLB of NY advances, offset by a reduction of $344.0 million in repurchase agreements. Refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

•

Stockholders’ equity totalled $4.2 billion at June 30, 2013, compared with $4.1 billion at December 31, 2012. This increase mainly resulted from the Corporation’s net income of $207.2 million for the first six months of 2013, partially offset by a decrease of $130.6 million in unrealized gains in the portfolio of investments securities available-for-sale, reflected net of tax in accumulated other comprehensive loss. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 17.30% at June 30, 2013, while the tangible common equity ratio at June 30, 2013 was 9.58%. Refer to Table 19 for capital ratios and Table 20 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters and six months ended June 30, 2013 and 2012.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 – Financial Highlights

Financial Condition Highlights				Average for the six months ended June 30, 2013
(In thousands)	June 30, 2013	December 31, 2012	Variance	2013	2012	Variance
Money market investments	$1,071,939	$1,085,580	$(13,641)	$1,040,941	$1,104,135	$(63,194)
Investment and trading securities	5,768,932	5,726,986	41,946	5,916,145	5,685,903	230,242
Loans	24,912,509	25,093,632	(181,123)	24,892,767	24,849,365	43,402
Earning assets	31,753,380	31,906,198	(152,818)	31,849,853	31,639,403	210,450
Total assets	36,684,594	36,507,535	177,059	36,432,218	36,386,372	45,846
Deposits*	26,759,428	27,000,613	(241,185)	26,896,269	27,218,046	(321,777)
Borrowings	4,694,671	4,430,673	263,998	4,489,440	4,264,640	224,800
Stockholders’ equity	4,195,036	4,110,000	85,036	4,003,228	3,780,014	223,214

*	Average deposits exclude average derivatives.

Operating Highlights	Quarter ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2013	2012	Variance	2013	2012	Variance
Net interest income	$355,719	$342,179	$13,540	$702,032	$680,777	$21,255
Provision for loan losses – non-covered loans	223,908	81,743	142,165	430,208	164,257	265,951
Provision for loan losses – covered loans	25,500	37,456	(11,956)	43,056	55,665	(12,609)
Non-interest income	293,363	109,432	183,931	327,420	249,358	78,062
Operating expenses	309,586	344,566	(34,980)	643,284	657,767	(14,483)

Income (loss) before income tax	90,088	(12,154)	102,242	(87,096)	52,446	(139,542)
Income tax benefit	(237,380)	(77,893)	(159,487)	(294,257)	(61,701)	(232,556)

Net income	$327,468	$65,739	$261,729	$207,161	$114,147	$93,014

Net income applicable to common stock	$326,537	$64,809	$261,728	$205,300	$112,286	$93,014

Net income per common share – Basic	$3.18	$0.63	$2.55	$2.00	$1.10	$0.90

Net income per common share – Diluted	$3.17	$0.63	$2.54	$1.99	$1.10	$0.89

	Quarter ended June 30,		Six months ended June 30,
Selected Statistical Information	2013	2012	2013	2012
Common Stock Data
Market price
High	$30.60	$21.20	$30.60	$23.00
Low	26.88	13.58	21.70	13.58
End	30.37	16.61	30.37	16.61
Book value per common share at period end	40.13	38.62	40.13	38.62
Profitability Ratios
Return on assets	3.60%	0.73%	1.15%	0.63%
Return on common equity	32.77	6.94	10.47	6.05
Net interest spread (taxable equivalent)	4.44	4.18	4.39	4.17
Net interest margin (taxable equivalent)	4.69	4.45	4.64	4.43
Capitalization Ratios
Average equity to average assets	11.09%	10.51%	10.99%	10.39%
Tier I capital to risk-weighted assets	17.31	16.31	17.31	16.31
Total capital to risk-weighted assets	18.58	17.59	18.58	17.59
Leverage ratio	11.46	11.09	11.46	11.09

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

During the second quarter of 2013, management enhanced the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses. The enhancements to the ALLL methodology, which are described in the paragraphs below, was implemented as of June 30, 2013 and resulted in a net increase to the allowance for loan losses of $11.8 million for the non-covered portfolio and $7.5 million for the covered portfolio.

Management made the following principal changes to the methodology during the second quarter of 2013:

•

Incorporated risk ratings to establish a more granular stratification of the commercial, construction and legacy loan portfolios to enhance the homogeneity of the loan classes. Prior to the second quarter enhancements, the Corporation’s loan segmentation was based on product type, line of business and legal entity. During the second quarter of 2013, lines of business were simplified and a regulatory risk classification level was added. These changes increase the homogeneity of each portfolio and capture the higher potential for loan loss in the criticized and substandard accruing categories.

These enhancements resulted in a decrease to the allowance for loan losses of $42.9 million at June 30, 2013, which consisted of a $35.7 million decrease in the non-covered BPPR segment and a $7.2 million reduction in the BPNA segment.

•

Recalibration and enhancements of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. Prior to the second quarter enhancements, these adjustments were applied in the form of a set of multipliers and weights assigned to credit and economic indicators. During the second quarter of 2013, the environmental factor models used to account for changes in current credit and macroeconomic conditions, were enhanced and recalibrated based on the latest applicable trends. Also, as part of these enhancements, environmental factors are directly applied to the adjusted base loss rates using regression models based on particular credit data for the segment and relevant economic factors. These enhancements result in a more precise adjustment by having recalibrated models with improved statistical analysis and eliminating the multiplier concept that ensures that environmental factors are sufficiently sensitive to changing economic conditions.

The combined effect of the aforementioned changes to the environmental factors adjustment resulted in an increase to the allowance for loan losses of $52.5 million at June 30, 2013, of which $56.1 million related to the non-covered BPPR segment, offset in part by a $3.6 million reduction in the BPNA segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for an increase of $9.7 million at June 30, 2013 at the BPPR segment. These enhancements included the elimination of the use of a cap for the commercial recent loss adjustment (12-month average), the incorporation of a minimum general reserve assumption for the commercial, construction and legacy portfolios with minimal or zero loss history, and the application of the enhanced ALLL framework to the covered loan portfolio.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and six months ended June 30, 2013 as compared with the same periods in 2012, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. The increase in the taxable equivalent adjustment in Tables 2 and 3 can be explained by two main items:

•

During the quarter ended June 30, 2013 the Puerto Rico Government amended the Commonwealth’s Internal Revenue Code. The changes that were implemented included an increase in the corporate income tax rate from 30% to 39%. The effect of this change represented an increase of approximately $5.8 million and $10.9 million in the taxable equivalent adjustment for the quarter and six months ended June 30, 2013.

•

Additional exempt loan volume resulting from consumer loans purchased at the end of the second and fourth quarters of 2012 resulted in an increase in the taxable equivalent adjustment of $2.2 million and $4.2 million, for the quarter and six month period ended June 30, 2013. This increase excludes the effect of the change in corporate income tax rate for this portfolio included in the previous explanation.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter and six months ended June 30, 2013 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-30, of $2.6 million and $6.0 million, related to those items, compared with a favorable impact of $5.5 million and $10.6 million for the same period in 2012. The benefit reduction is mainly related to a higher amortization of premium for acquired mortgages.

The increase in the net interest margin, on a taxable equivalent basis, for the quarter ended June 30, 2013 was mostly related to the following:

•

A lower average cost of interest bearing deposits. The now and money market category benefits from a higher balance of brokered deposits, which carry a lower cost. Brokered deposits account for approximately 79% of the increase in average volume experienced within this category. The savings and time deposits categories reflect cost reduction initiatives implemented by management. In addition, the average cost of time deposits reflects a reduced cost of brokered certificates of deposits. Furthermore, collections made from the FDIC related to losses incurred on covered loans and an increase in the average balance of non-interest bearing deposits have assisted in managing the attrition experienced within the time deposits category, of which approximately 41% is due to a reduction in the use of brokered certificates of deposits. During the period from July 1, 2012 to June 30, 2013 the Corporation collected approximately $199.1 million related to losses incurred on covered loans. This contributes to the increase in average balance exhibited in the Other sources of funds category.

•

A lower cost of short-term borrowings. During the quarter ended June 30, 2012 the Corporation cancelled approximately $350 million in structured repos with an average cost of 4.36%. This debt was replaced with short-term borrowings at a lower cost.

•

A higher yield for covered loans. Although the portfolio continues running of, due to its nature, the quarterly loss reassessment process has increased the accretable yield to be recognized over the average life of the loans.

•	A higher yield of consumer loans. The increase experienced in this category is in part attributed to the exempt loan purchases made at the end of the second and fourth quarters of 2012.

•	A higher yield of construction loans mainly attributed to a lower proportion of non-performing loans.

The positive impacts in net interest margin detailed above were partially offset by the following:

•

A lower yield of investments mainly due to reinvestment of cash flows received from mortgage backed securities in lower yielding collateralized mortgage obligations as well as the acquisition of lower yielding agency securities.

•

A lower yield of mortgage loans. Even though the average yield for mortgage loans has decreased when compared to the same quarter in 2012, the reduction in yield is mainly the result of strategic acquisitions being made in both the PR and US markets.

Table 2 – Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2013	2012	Variance	2013	2012	Variance		2013	2012	Variance	Rate	Volume
($ in millions)							(In thousands)

$980	$1,113	$(133)	0.34%	0.35%	(0.01)%	Money market investments	$829	$964	$(135)	$(21)	$(114)
5,535	5,232	303	3.04	3.60	(0.56)	Investment securities	42,017	47,067	(5,050)	(5,684)	634
428	474	(46)	6.20	5.64	0.56	Trading securities	6,614	6,648	(34)	642	(676)

6,943	6,819	124	2.85	3.21	(0.36)	Total money market, investment and trading securities	49,460	54,679	(5,219)	(5,063)	(156)

						Loans:
10,022	10,238	(216)	5.03	5.05	(0.02)	Commercial	125,728	128,513	(2,785)	(88)	(2,697)
316	494	(178)	4.62	2.78	1.84	Construction	3,631	3,421	210	1,737	(1,527)
542	546	(4)	8.02	8.65	(0.63)	Leasing	10,880	11,801	(921)	(842)	(79)
7,019	5,713	1,306	5.45	5.62	(0.17)	Mortgage	95,713	80,319	15,394	(2,481)	17,875
3,849	3,640	209	10.37	10.07	0.30	Consumer	99,518	91,135	8,383	4,143	4,240

21,748	20,631	1,117	6.18	6.13	0.05	Sub-total loans	335,470	315,189	20,281	2,469	17,812
3,269	4,129	(860)	8.60	7.69	0.91	Covered loans	70,136	79,094	(8,958)	8,865	(17,823)

25,017	24,760	257	6.50	6.39	0.11	Total loans	405,606	394,283	11,323	11,334	(11)

$31,960	$31,579	$381	5.71%	5.71%	—%	Total earning assets	$455,066	$448,962	$6,104	$6,271	$(167)

						Interest bearing deposits:
$5,838	$5,555	$283	0.36%	0.45%	(0.09)%	NOW and money market [1]	$5,220	$6,207	$(987)	$(1,359)	$372
6,748	6,562	186	0.25	0.38	(0.13)	Savings	4,193	6,218	(2,025)	(2,162)	137
8,619	9,752	(1,133)	1.23	1.49	(0.26)	Time deposits	26,351	36,117	(9,766)	(5,804)	(3,962)

21,205	21,869	(664)	0.68	0.89	(0.21)	Total deposits	35,764	48,542	(12,778)	(9,325)	(3,453)

2,723	2,300	423	1.44	2.28	(0.84)	Short-term borrowings	9,767	13,044	(3,277)	(3,353)	76
511	480	31	15.95	15.91	0.04	TARP funds [2]	20,374	19,087	1,287	52	1,235
1,254	1,385	(131)	5.01	5.27	(0.26)	Other medium and long-term debt	15,692	18,237	(2,545)	(810)	(1,735)

25,693	26,034	(341)	1.27	1.53	(0.26)	Total interest bearing liabilities	81,597	98,910	(17,313)	(13,436)	(3,877)

5,749	5,309	440				Non-interest bearing demand deposits
518	236	282				Other sources of funds

$31,960	$31,579	$381	1.02%	1.26%	(0.24)%	Total source of funds	81,597	98,910	(17,313)	(13,436)	(3,877)

			4.69%	4.45%	0.24%	Net interest margin

						Net interest income on a taxable equivalent basis	373,469	350,052	23,417	$19,707	$3,710

			4.44%	4.18%	0.26%	Net interest spread

						Taxable equivalent adjustment	17,750	7,873	9,877

						Net interest income	$355,719	$342,179	$13,540

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

The results for the six-month period ended June 30, 2013 were impacted by the same factors described in the quarterly results. A lower average cost of sources of funds combined with a higher yield in covered loans and consumer loans contributed to a higher net interest margin. These positive effects were partially offset by a lower yield of investments and mortgage loans.

Table 3 – Analysis of Levels & Yields on a Taxable Equivalent Basis

Six months ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2013	2012	Variance	2013	2012	Variance		2013	2012	Variance	Rate	Volume
($ in millions)							(In thousands)

$1,041	$1,104	$(63)	0.35%	0.35%	—%	Money market investments	$1,784	$1,912	$(128)	$(38)	$(90)
5,488	5,224	264	3.11	3.69	(0.58)	Investment securities	85,230	96,478	(11,248)	(12,062)	814
428	462	(34)	6.23	5.82	0.41	Trading securities	13,206	13,377	(171)	869	(1,040)

6,957	6,790	167	2.88	3.29	(0.41)	Total money market, investment and trading securities	100,220	111,767	(11,547)	(11,231)	(316)

						Loans:
10,051	10,340	(289)	4.97	5.02	(0.05)	Commercial	247,722	257,977	(10,255)	(3,080)	(7,175)
342	509	(167)	4.25	3.94	0.31	Construction	7,197	9,956	(2,759)	704	(3,463)
542	550	(8)	8.19	8.66	(0.47)	Leasing	22,213	23,823	(1,610)	(1,273)	(337)
6,716	5,589	1,127	5.44	5.67	(0.23)	Mortgage	182,597	158,465	24,132	(6,745)	30,877
3,851	3,650	201	10.38	10.12	0.26	Consumer	198,236	183,725	14,511	6,463	8,048

21,502	20,638	864	6.15	6.17	(0.02)	Sub-total loans	657,965	633,946	24,019	(3,931)	27,950
3,391	4,211	(820)	8.45	7.34	1.11	Covered loans	142,320	153,859	(11,539)	21,009	(32,548)

24,893	24,849	44	6.47	6.37	0.10	Total loans	800,285	787,805	12,480	17,078	(4,598)

$31,850	$31,639	$211	5.68%	5.71%	(0.03)%	Total earning assets	$900,505	$899,572	$933	$5,847	$(4,914)

						Interest bearing deposits:
$5,767	$5,400	$367	0.39%	0.46%	(0.07)%	NOW and money market [1]	$11,018	$12,278	$(1,260)	$(2,165)	$905
6,733	6,535	198	0.26	0.39	(0.13)	Savings	8,520	12,537	(4,017)	(4,331)	314
8,726	10,022	(1,296)	1.26	1.51	(0.25)	Time deposits	54,582	75,460	(20,878)	(12,039)	(8,839)

21,226	21,957	(731)	0.70	0.92	(0.22)	Total deposits	74,120	100,275	(26,155)	(18,535)	(7,620)

2,722	2,405	317	1.45	2.23	(0.78)	Short-term borrowings	19,549	26,627	(7,078)	(7,803)	725
507	476	31	15.95	15.91	0.04	TARP funds [2]	40,407	37,883	2,524	89	2,435
1,260	1,383	(123)	5.00	5.28	(0.28)	Other medium and long-term debt	31,426	36,448	(5,022)	(1,818)	(3,204)

25,715	26,221	(506)	1.29	1.54	(0.25)	Total interest bearing liabilities	165,502	201,233	(35,731)	(28,067)	(7,664)

5,671	5,261	410				Non-interest bearing demand deposits
464	157	307				Other sources of funds

$31,850	$31,639	$211	1.04%	1.28%	(0.24)%	Total source of funds	165,502	201,233	(35,731)	(28,067)	(7,664)

			4.64%	4.43%	0.21%	Net interest margin

						Net interest income on a taxable equivalent basis	735,003	698,339	36,664	$33,914	$2,750

			4.39%	4.17%	0.22%	Net interest spread

						Taxable equivalent adjustment	32,971	17,562	15,409

						Net interest income	$702,032	$680,777	$21,255

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s total provision for loan losses totaled $249.4 million for the quarter ended June 30, 2013 compared with $119.2 million for the same period in 2012. The provision for loan losses for the quarter ended June 30, 2013 includes the impact of a $169.2 million loss related to the bulk sale of non-performing residential mortgage loans completed during the quarter. Excluding the impact of the sale, the provision for the second quarter was $80.2 million, declining by $39.0 million from the second quarter of 2012.

The provision for loan losses for the non-covered loan portfolio increased by $142.2 million when compared to the second quarter of 2012, mainly due to the impact of the loan sale. Excluding the impact of the sale, the provision for non-covered loan portfolio for the second quarter was $54.7 million, declining by $27.1 million from the second quarter of 2012. The decrease in the provision reflects the improvements in credit quality, as underlying losses and non-performing loans continue to trend downwards both at BPPR and BPNA. These positive trends were offset by the impact of the enhancements made to the allowance for loan losses methodology implemented during the quarter. These changes resulted in a reserve increase of $11.8 million for the non-covered portfolio. Refer to the Critical Accounting Policies section of this MD&A for further details of these changes.

The provision for loan losses for the covered loan portfolio amounted to $25.5 million, compared to $37.5 million at June 30, 2012, a decline of $12.0 million, reflecting lower impairment losses. This positive trend was also offset by the aforementioned enhancements to the allowance for loan losses methodology, which resulted in a reserve increase of $7.5 million for the covered portfolio.

For the six months period ended June 30, 2013, the Corporation’s total provision for loan losses totaled $473.3 million compared with $219.9 million for the same period in 2012, reflecting an increase of $253.4 million, mostly due to the impact of $318.1 million related to the bulk loan sales completed during the period. Excluding the impact of the sales, the provision for the six months period was $155.2 million, declining by $64.7 million from the six month period ended June 30, 2012, reflecting lower levels of non-performing loans and underlying losses. The results for the six months ended June 30, 2013 were impacted by the aforementioned enhancements made to the allowance for loan losses implemented during the second quarter of 2013. Furthermore, the results for the same period of 2012 reflect the impact of a reduction in the reserve of $24.8 million of certain enhancements to the methodology implemented during the first quarter of 2012. Refer to the Critical Accounting Policies section of the Corporation’s Annual Report for the year ended December 31, 2012 for additional details of these changes.

For the six months period ended June 30, 2013 the provision for loan losses for the non-covered loan portfolio increased by $266.0 million when compared to the same period of 2012, mainly due to the $318.1 million impact of the loan sales during 2013. Excluding the impact of the sales, the provision would have declined by $52.1 million.

The provision for the covered portfolio was $43.1 million for the six month period ended June 30, 2013, compared to $55.7 million for same period of last year, which also reflect lower impairment losses.

Refer to the Overview, Reportable Segments and Credit Risk Management and Loan Quality sections of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2013 and 2012.

Table 4 – Non-Interest Income

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Service charges on deposit accounts	$43,937	$46,130	$(2,193)	$87,659	$92,719	$(5,060)

Other service fees:
Debit card fees	10,736	11,332	(596)	21,133	22,471	(1,338)
Insurance fees	12,465	12,063	402	24,538	24,453	85
Credit card fees	16,406	15,307	1,099	32,091	28,760	3,331
Sale and administration of investment products	10,243	9,645	598	18,960	18,534	426
Mortgage servicing fees, net of fair value adjustments	6,191	6,335	(144)	11,822	19,266	(7,444)
Trust fees	4,154	4,069	85	8,612	8,150	462
Processing fees	—	1,639	(1,639)	—	3,413	(3,413)
Other fees	4,878	4,597	281	9,641	8,847	794

Total other service fees	65,073	64,987	86	126,797	133,894	(7,097)

Net gain (loss) and valuation adjustments of investment securities	5,856	(349)	6,205	5,856	(349)	6,205
Trading account profit (loss)	7,900	(7,283)	15,183	7,825	(9,426)	17,251
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	4,382	(15,397)	19,779	(44,577)	74	(44,651)

Adjustment (expense) to indemnity reserves on loans sold	(11,632)	(5,398)	(6,234)	(27,775)	(9,273)	(18,502)
FDIC loss share (expense) income	(3,755)	2,575	(6,330)	(30,021)	(12,680)	(17,341)
Other operating income	181,602	24,167	157,435	201,656	54,399	147,257

Total non-interest income	$293,363	$109,432	$183,931	$327,420	$249,358	$78,062

Non-interest income increased by $183.9 million during the quarter ended June 30, 2013, compared with the same quarter of the previous year. Excluding the impact of the bulk sale of non-performing residential mortgage loans and EVERTEC’s IPO during the second quarter of 2013, non-interest income increased by $22.9 million during the quarter ended June 30, 2013.

The increase in non-interest income for the quarterly results was attributed to the following factors:

•

Favorable variance in net gain (loss) and valuation adjustments of investment securities of $6.2 million principally attributed to the prepayment penalty fee of $5.9 million received from EVERTEC for the repayment of the available-for-sale debt security.

•

Favorable variance in trading account profit (loss) of $15.2 million, mainly as a result of higher gains on closed derivative positions which were used to hedge securitization transactions reflected in the net gain (loss) on sale of loans caption, partially offset by higher unrealized losses on outstanding mortgage-backed securities.

•

An increase of $19.8 million in net gain (loss) on sale of loans, net of valuation adjustment on loans held-for-sale. This increase was principally driven by valuation adjustments of $34.7 million recorded during the second quarter of the previous year, which corresponded to commercial and construction loans of the BPPR reportable segment principally as a result of updated appraisals and market indicators. The favorable variance was partially offset by lower gains on the sale of loans, mainly from mortgage loans securitized by the BPPR reportable segment, and a loss of $3.9 million related to the bulk sale of non-performing residential mortgage loans during the second quarter of 2013.

•	Higher other operating income by $157.4 million principally due to the gain of $162.1 million recognized in connection with EVERTEC’s IPO and repayment of debt to the Corporation, partially offset by the $2.5 million gain from the sale of the wholesale indirect general agency property and casualty business of Popular Insurance during the second quarter of 2012.

These favorable variances were partially offset by:

•

An increase of $6.2 million in adjustments to indemnity reserves on loans sold, which includes $3.0 million recorded in connection with the bulk sale of non-performing residential mortgage loans during the second quarter of 2013.

•

Unfavorable variance in FDIC loss share (expense) income of $6.3 million, principally due to lower mirror accounting on credit impairment losses. Refer to Table 5 for a breakdown of FDIC loss share (expense) income by major categories.

Non-interest income increased by $78.1 million during the six months ended June 30, 2013, compared with the same period of the previous year. Excluding the impact of the bulk sale of non-performing residential mortgage loans and EVERTEC’s IPO during the second quarter of 2013 and the bulk sale of non-performing assets during the first quarter of 2013, non-interest income decreased by $10.9 million during the six months ended June 30, 2013.

The increase in non-interest income for the year-to-date results was principally driven by the following factors:

•

Favorable variance in net gain (loss) and valuation adjustments of investment securities of $6.2 million principally attributed to the prepayment penalty fee of $5.9 million received from EVERTEC, as previously explained.

•

Favorable variance in trading account profit (loss) of $17.3 million, mainly as a result of higher gains on closed derivative positions, partially offset by higher unrealized losses on outstanding mortgage-backed securities.

•

Higher other operating income by $147.3 million principally due to the gain of $162.1 million recognized in connection with EVERTEC’s IPO, partially offset by lower net earnings on investments accounted for under the equity method by $4.6 million, an unfavorable impact resulting from a $4.6 million gain on the sale of a real estate property previously owned and used by BPPR during the first quarter of 2012, and a $2.5 million gain from the sale of the wholesale indirect general agency property and casualty business of Popular Insurance during the second quarter of 2012.

These favorable variances were partially offset by:

•

A decrease of $7.1 million in other service fees due to unfavorable valuation adjustments on mortgage servicing rights, partially offset by higher credit card fees resulting from higher interchange fees from the credit card portfolio.

•

A decrease of $44.7 million in net gain (loss) on sale of loans, net of valuation adjustment on loans held-for-sale. This decrease was driven by the loss of $61.4 million recorded during the first quarter of 2013 in connection with the bulk sale of non-performing assets, which includes an unfavorable valuation adjustment on loans held-for-sale transferred to held-in-portfolio of $8.8 million; the loss of $3.9 million recorded during the second quarter of 2013 in connection with the bulk sale of non-performing residential mortgage loans, as previously explained; and lower gains on the sale of loans, mainly from mortgage loans securitized by the BPPR reportable segment. This decrease was partially offset by lower valuation adjustments of $36.1 million on commercial and construction loans held-for-sale of the BPPR reportable segment, principally driven by valuation adjustments recorded during the second quarter of the previous year as a result of updated appraisals and market indicators.

•

An increase of $18.5 million in adjustments to indemnity reserves on loans sold, which includes $10.7 million recorded in connection with the bulk sale of non-performing assets during the first quarter of 2013 and $3.0 million recorded in connection with the bulk sale of non-performing residential mortgage loans during the second quarter of 2013.

•

Unfavorable variance in FDIC loss share (expense) income of $17.3 million, principally due to higher amortization of the FDIC loss share asset due to a decrease in expected losses, lower mirror accounting on credit impairment losses, and a change in the fair value of the true-up payment obligation, partially offset by higher mirror accounting on reimbursable loan-related expenses on covered loans.

The following table provides a summary of the gross revenues derived from the assets acquired in the FDIC- assisted transaction during the quarters and six months ended June 30, 2013 and 2012:

Table 5 – Financial Information – Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Interest income on covered loans	$70,136	$79,094	$(8,958)	$142,320	$153,859	$(11,539)

FDIC loss share (expense) income :
Amortization of loss share indemnification asset	(38,557)	(37,413)	(1,144)	(78,761)	(66,788)	(11,973)
80% mirror accounting on credit impairment losses[1]	25,338	29,426	(4,088)	39,383	42,848	(3,465)
80% mirror accounting on reimbursable expenses	12,131	10,775	1,356	19,914	13,042	6,872
80% mirror accounting on amortization of contingent liability on unfunded commitments	(193)	(248)	55	(386)	(496)	110
Change in true-up payment obligation	(476)	(236)	(240)	(7,251)	(1,858)	(5,393)
Other	(1,998)	271	(2,269)	(2,920)	572	(3,492)

Total FDIC loss share (expense) income	(3,755)	2,575	(6,330)	(30,021)	(12,680)	(17,341)

Amortization of contingent liability on unfunded commitments (included in other operating income)	242	310	(68)	484	620	(136)

Total revenues	66,623	81,979	(15,356)	112,783	141,799	(29,016)

Provision for loan losses	25,500	37,456	(11,956)	43,056	55,665	(12,609)

Total revenues less provision for loan losses	$41,123	$44,523	$(3,400)	$69,727	$86,134	$(16,407)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended June 30,			Six months ended June 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Covered loans	$3,269	$4,129	$(860)	$3,391	$4,211	$(820)
FDIC loss share asset	1,376	1,700	(324)	1,385	1,801	(416)

Operating Expenses

Table 6 provides a breakdown of operating expenses by major categories.

Table 6 – Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Personnel costs:
Salaries	$74,392	$75,881	$(1,489)	$147,737	$152,780	$(5,043)
Commissions, incentives and other bonuses	15,540	14,359	1,181	31,015	27,085	3,930
Pension, postretirement and medical insurance	14,748	16,114	(1,366)	29,986	34,539	(4,553)
Other personnel costs, including payroll taxes	9,999	9,982	17	21,930	23,423	(1,493)

Total personnel costs	114,679	116,336	(1,657)	230,668	237,827	(7,159)

Net occupancy expenses	24,108	24,190	(82)	47,581	47,528	53
Equipment expenses	11,843	10,900	943	23,793	22,241	1,552
Other taxes	15,288	12,074	3,214	26,874	25,512	1,362
Professional fees:
Collections, appraisals and other credit related fees	8,822	11,163	(2,341)	19,476	21,400	(1,924)
Programming, processing and other technology services	44,183	43,904	279	88,141	86,428	1,713
Other professional fees	16,959	14,605	2,354	32,844	27,912	4,932

Total professional fees	69,964	69,672	292	140,461	135,740	4,721

Communications	6,644	6,645	(1)	13,476	13,776	(300)
Business promotion	15,562	16,980	(1,418)	28,479	29,830	(1,351)
FDIC deposit insurance	19,503	22,907	(3,404)	28,783	47,833	(19,050)
Loss on early extinguishment of debt	—	25,072	(25,072)	—	25,141	(25,141)
Other real estate owned (OREO) expenses	5,762	2,380	3,382	52,503	16,545	35,958
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,352	4,960	392	10,327	9,641	686
Transportation and travel	1,852	1,889	(37)	3,328	3,360	(32)
Printing and supplies	1,170	1,456	(286)	2,057	2,490	(433)
Operational losses	3,719	5,603	(1,884)	7,546	13,667	(6,121)
All other	11,673	20,971	(9,298)	22,473	21,512	961

Total other operating expenses	23,766	34,879	(11,113)	45,731	50,670	(4,939)

Amortization of intangibles	2,467	2,531	(64)	4,935	5,124	(189)

Total operating expenses	$309,586	$344,566	$(34,980)	$643,284	$657,767	$(14,483)

The operating expenses decrease of $35.0 million when compared to the second quarter of 2012 was due to the following main factors:

•	lower loss on early extinguishment of debt by $25.1 million in the BPPR segment, primarily related to the early cancellation of repurchase agreements during the second quarter of 2012;

•	lower other operating expenses by $11.1 million due to:

•	lower tax and insurance advances, property maintenance, repairs and security expenses in the BPPR segment related to the covered loan portfolio; and

•	lower sundry losses, primarily due to litigation settlements in 2012 in the BPNA segment.

The above variances were partially offset by higher other taxes by $3.2 million mainly due to the recently enacted gross receipts tax imposed on corporations in Puerto Rico.

The operating expenses decrease of $14.5 million when compared to the six months ended in June 30, 2012 was due to the following main factors:

•	lower personnel costs of $7.2 million mainly due to:

•

a decrease in salaries mainly due to lower vacation expense at BPNA segment and lower salaries due to higher deferred costs based on higher volume of loan originations at BPPR and BPNA segments. In addition, a severance accrual of $1.4 million was recognized in 2012 in the BPPR segment related to the employee exit program executed in 2012 as part of the Corporation’s efficiency efforts. Partially offsetting these increases were higher exempt and non-exempt salaries due to headcount increases and salaries revision. The Corporation’s full time equivalent employees were 8,117 at June 30, 2013 vs. 8,093 at June 30, 2012; and

•

a decrease in pension and other benefits related to actuarial revisions to the discount rate and expected return on plan assets at the BPPR segment, and lower staff uniforms expenses, partially offset by higher 401K savings plan expenses by $1.0 million due to the restoration of the Corporations matching contribution, beginning in April 2013.

•

lower FDIC deposit insurance of $19.1 million primarily driven by the recognition of a credit assessment of $11.3 million during the first quarter of 2013, as a result of revisions in the deposit insurance premium calculation, and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012;

•	lower loss on early extinguishment of debt by $25.1 million as previously explained; and

•	lower other operating expenses by $4.9 million stemming mainly from lower sundry losses in the BPNA segment, as described above.

These previously mentioned variances were partially offset by:

•

higher OREO expenses by $36.0 million that mainly resulted from the loss of $37.0 million on the bulk sale of commercial and single-family real estate owned completed during the first quarter of 2013; and

•	higher professional fees by $4.7 million driven primarily by a $2.8 million increase in consumer and mortgage loans servicing fees in the BPPR segment.

INCOME TAXES

Income tax benefit amounted to $237.4 million for the quarter ended June 30, 2013, compared with an income tax benefit of $ 77.9 million for the same quarter of 2012. The increase in income tax benefit was primarily due to the recognition during the second quarter of 2013 of $215.6 million in income tax benefit and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as the result of the increase in the marginal tax rate from 30% to 39%. On June 30, 2013, the Governor of Puerto Rico signed Act Number 40 which includes several amendments to the Puerto Rico Internal Revenue Code. Among the most significant changes applicable to corporations was the increase in the marginal tax rate from 30% to 39%. This change was effective for taxable years beginning after December 31, 2012.

During the second quarter of 2013 Popular, Inc. recognized a gain on the sale of a portion of Evertec‘s common stock as part of Evertec, Inc.’s initial public offering (‘IPO”) which was taxable at a preferential tax rate according to Act Number 73 of May 28, 2008, known as “ Economic Incentives Act for the Development of Puerto Rico”. This gain was offset by the loss generated on the bulk sale of non-performing mortgage loans.

The results for the second quarter of 2012 reflect the tax benefit of $72.9 million related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction. In June 2012, the Puerto Rico Department of the Treasury and the Corporation entered into a Closing Agreement to clarify that those Acquired Loans are capital assets and any gain resulting from such loans would be taxed at the capital gain tax rate of 15% instead of the ordinary income tax rate.

The components of income tax benefit for the quarters ended June 30, 2013 and 2012 are included in Table 7.

Table 7 – Components of Income Tax (Benefit) Expense – Quarter

	Quarters ended
	June 30, 2013		June 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$35,135	39%	$(3,646)	30%
Net benefit of net tax exempt interest income	(10,325)	(11)	(3,739)	31
Deferred tax asset valuation allowance	(8,312)	(9)	(48)	—
Non-deductible expenses	7,946	9	5,726	(47)
Difference in tax rates due to multiple jurisdictions	(3,201)	(4)	(1,149)	9
Adjustment in deferred tax due to change in tax rate	(215,600)	(239)	—	—
Effect of income subject to preferential tax rate[1]	(47,322)	(53)	(73,298)	603
Others	4,299	5	(1,739)	14

Income tax (benefit) expense	$(237,380)	(263)%	$(77,893)	640%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Income tax benefit amounted to $294.3 million for the six months ended June 30, 2013, compared with an income tax benefit of $61.7 million for the same period of 2012. The increase in income tax benefit was primarily due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as a result of the increase in the marginal tax rate from 30% to 39% as mentioned above. In addition, the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets that took place during the first and second quarter of 2013, net of the gain realized on the sale of Evertec’s common stock.

Table 8 – Components of Income Tax (Benefit) Expense – Year-to-Date

	Six months ended
	June 30, 2013		June 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(33,967)	39%	$15,734	30%
Net benefit of net tax exempt interest income	(19,876)	23	(10,753)	(21)
Deferred tax asset valuation allowance	(11,737)	13	1,119	2
Non-deductible expenses	15,759	(18)	11,365	22
Difference in tax rates due to multiple jurisdictions	(6,950)	8	(4,356)	(8)
Adjustment in deferred tax due to change in tax rate	(197,467)	227	—	—
Effect of income subject to preferential tax rate[1]	(45,313)	52	(74,269)	(142)
Others	5,294	(6)	(541)	(1)

Income tax (benefit) expense	$(294,257)	338%	$(61,701)	(118)%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Refer to Note 31 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of June 30, 2013.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 33 to the consolidated financial statements.

The Corporate group reported a net income of $137.0 million for the second quarter and $107.8 million for the six months ended June 30, 2013, compared with net loss of $30.6 million for the second quarter and $58.9 million for the six months ended June 30, 2012. The favorable variances at the Corporate group were due to the effect of the $156.6 million after tax gain recognized during the second quarter of 2013 as a result of EVERTEC’s IPO completed during the second quarter of 2013. For details on this transaction refer to Note 23 “Related party transactions with affiliated company/joint venture” to the consolidated financial statements.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $160.1 million for the quarter ended June 30, 2013, compared with $86.0 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

higher net interest income by $16.3 million, or 5%, mostly due to an increase of $13.4 million in interest income from mortgage loans due to a higher average volume of loans mainly attributed to acquisitions completed during the first quarter of 2013. In addition, contributing to the increase in net interest income was a reduction of $7.7 million in the interest expense on deposits, or 17 basis points, related to re-pricing of deposits at lower prevailing rates and to lower levels of time deposits, mainly certificates of deposits and brokered deposits. Also, the cost of borrowings decreased by

$5.7 million resulting mainly from the cancellation, at the end of the second quarter 2012, of $350 million in repurchase agreements with an average cost of 4.36%. The positive impacts in net interest income were partially offset by a reduction of $9.0 million in the interest income from the covered loan portfolio due to lower levels resulting from the continued resolution of that portfolio, and a reduction of $6.1 million in the interest income from money market, investment and trading securities due to lower yields upon prepayments and reinvestment at current rates. The BPPR reportable segment had a net interest margin of 5.26% for the quarter ended June 30, 2013, compared with 5.07% for the same period in 2012;

•

higher provision for loan losses by $152.3 million, mostly due to the increase in the provision for loan losses on the non-covered loan portfolio of $164.2 million, mainly related to the $169.2 million impact of the non-performing mortgage loans bulk sale completed during the quarter. Excluding the impact of the sale, the provision for loan losses declined by $5.0 million to $61.2 million or 8%, due to positive trends in credit quality offset by the enhancements to the allowance for loan losses methodology;

•

higher non-interest income by $18.7 million, or 22%, due to $34.7 million in valuation adjustments on loans held-for-sale for the second quarter of 2012 which corresponded principally to the commercial and construction portfolio resulting from the impact of updated appraisals and market indicators. The variance was also related to higher trading account profit by $15.2 million as a result of higher gains on derivative positions which were used to hedge securitization transactions, partially offset by higher unrealized losses on outstanding mortgage-backed securities. These favorable variances were partially offset by lower gain on sale of loans by $14.7 million due to lower gains from securitization transactions. Also there was an unfavorable variance due to FDIC loss share expense of $3.8 million recognized in the second quarter of 2013, compared with $2.6 million of income for the same quarter of the previous year. Refer to Table 5 for components of that latter variance. The increase in non-interest income was also offset by unfavorable variances of $5.5 million in adjustments to indemnity reserves mostly as a result of $3.1 million recorded in connection with the bulk sale of mortgage non-performing loans, and $5.5 million in other operating income mainly related to the gain of $2.5 million from the sale of the wholesale indirect property and casualty business of Popular Insurance during the second quarter of 2012;

•

lower operating expenses by $29.3 million, or 11%, mainly due to a favorable variance in loss on early extinguishment of debt as a result of the prepayment expense of $25 million recognized during the second quarter of 2012 related to the cancellation of the repurchase agreements. Also, there were favorable variances of $5.2 million in other operating expenses and $3.6 million in FDIC deposit insurance assessment resulting from revisions in the deposit-insurance premium calculation, and savings achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012. The decrease in operating expenses was partially offset by higher other operating taxes by $3.0 million mainly as a result of the recently enacted gross receipts tax imposed on corporations in Puerto Rico. Also there were higher professional fees by $1.8 million due to higher servicing fees on consumer loans; and

•

higher income tax benefit by $162.0 million, mainly due to the $215.6 million benefit recognized during the second quarter of 2013 for the increase on the net deferred tax asset from the change in the corporate tax rate from 30% to 39% as compared with a tax benefit of $72.9 million recognized during the second quarter of 2012 resulting from a Closing Agreement with the P.R. Treasury related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction.

Net income for the six months ended June 30, 2013 totaled $51.3 million, compared with $152.9 million for the same period in the previous year. These results reflected:

•

higher net interest income by $31.2 million, or 5% mostly due to an increase of $20.0 million and $11.1 million in interest income from mortgage and consumer loans, respectively driven by a higher average volume in both portfolios. The increase in mortgage loans was directly impacted by acquisitions completed during the first quarter of 2013, while the increase in the consumer loan portfolio reflects the acquisition of $225 million in P.R. consumer loans at the end of the second quarter of 2012. In addition, contributing to the increase in net interest income was a reduction of $16.9 million in the interest expense on deposits, or 18 basis points, related to re-pricing of deposits at lower prevailing rates and to lower levels of time deposits, mainly certificates of deposits and brokered deposits. Also, the cost of borrowings decreased by $12.0 million resulting mainly from the cancellation, at the end of the second quarter 2012, of $350 million in repurchase agreements with an average cost of 4.36%. The positive impacts in net interest income were partially offset by a reduction of $11.5 million in the interest income from the covered loan portfolio due to lower levels resulting from the continued resolution of that portfolio and a reduction of $11.7 million in the interest income from money market, investment and trading securities due to lower yields upon prepayments and reinvestment at current rates. The BPPR reportable segment had a net interest margin of 5.22% for the six months period ended June 30, 2013, compared with 4.99% for the same period in 2012;

•

higher provision for loan losses by $288.3 million, mostly due to the increase in the provision for loan losses on the non-covered loan portfolio of $300.9 million, mainly related to the incremental provision of $148.8 million and $169.2 million recognized in the first and second quarters of 2013, respectively related to the non-performing loans bulk sales. Excluding the impact of the sales, the provision for loan losses declined by $17.2 million to $116.7 million or 13%, due to positive trends in credit quality offset by the enhancements to the allowance for loan losses framework;

•

lower non-interest income by $78.6 million, or 40% mainly due to unfavorable variances of $70.2 million and $15.8 million in net gain on sale of loans and adjustments to indemnity reserves, respectively both driven by the negative adjustments recognized in 2013 in connection with the bulk sales of non-performing loans. The decrease in non-interest income was also due to higher FDIC loss share expense by $17.3 million (refer to Table 5 for components of that variance) and lower other operating income by $14.9 million. The decrease was the result of lower net earnings (losses) from the equity investments in PRLP 2011 Holdings, LLC and PR Asset PR Portfolio 2013-1 International LLC by $5.3MM and gains of $4.7 million and $2.5 million recognized during the first and second quarters of 2012 from the sale of a bank premise and the wholesale indirect property and casualty business of Popular Insurance, respectively. Other service fees declined by $3.5 million, mainly from higher unfavorable valuation adjustments to the value of mortgage servicing rights. These unfavorable variances were partially offset by lower unfavorable valuation adjustments on loans held-for-sale by $28.3 million, principally related to $27.3 million in valuation adjustments recorded during the second quarter of 2012 on commercial and construction loans held-for-sale as a result of updated appraisals and market indicators, and a favorable variance of $17.2 million in trading gains as a result of higher gains on derivative positions which were used to hedge securitization transactions.

•

Lower operating expenses by $1.8 million, driven by the $25 million prepayment expense recorded during the second quarter of 2012 related to the cancellation of the repurchase agreements, a decrease in FDIC deposit insurance of $19.3 million, mainly due to the recognition of a credit assessment of $11.3 million during the first quarter 2013 as a result of revisions in the deposit-insurance premium calculation, and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012, and a reduction of $4.2 million in personnel costs due to lower pension plan expense related to actuarial revisions to the discount rate and expected return on assets of the plan, and lower other personnel costs mainly due to a severance accrual in the first quarter of 2012 as part of the Corporation’s efficiency efforts. Partially offsetting the favorable impact in operating expenses was an increase of $36.7 million in OREO expenses, primarily related to the loss of $37.0 million on the bulk sale of commercial and single family real estate owned during the first quarter of 2013; an increase of $8.2 million in professional fees mostly due to higher appraisal, consulting and processing fees, and an increase of $2.5 million in other operating taxes as a result of the recently enacted gross receipts tax.

•

higher income tax benefit by $232.3 million, mainly due to $215.6 million benefit recognized during the second quarter of 2013 for the increase on the net deferred tax asset from the change in the corporate tax rate from 30% to 39% as compared with a tax benefit of $72.9 million recognized in 2012 resulting from the Closing Agreement with the P.R. Treasury related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction.

Banco Popular North America

For the quarter ended June 30, 2013, the reportable segment of Banco Popular North America reported net income of $30.7 million, compared with $10.6 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•

lower net interest income by $1.7 million, or 2%, which was primarily the effect of lower yield in the loan portfolio by 36 basis points, mainly in the commercial loan category due to lower recoveries of past due interest from loans in non-accrual status, and a lower yield of investment securities by 37 basis points, both decreasing net interest income by $6.5 million. The unfavorable impact resulting from these reductions was partially offset by a $5.1 million decrease in deposits costs or 36 basis points. The BPNA reportable segment had a net interest margin of 3.43% for the quarter ended June 30, 2013, compared with 3.55% for the same period in 2012;

•

lower provision for loan losses by $21.9 million principally the result of a higher allowance for loan losses release reflecting improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology completed during the second quarter of 2013;

•

lower non-interest income by $2.5 million, or 16%, mostly due to lower service charge on deposits by $0.9 million related to lower non-sufficient funds fees, higher adjustments to indemnity reserves by $0.8 million and lower other operating income by $0.9 million due to unfavorable credit risk valuation adjustments on interest rate swaps; and

•

lower operating expenses by $2.5 million, or 4%, mainly due to lower professional fees by $1.8 million principally legal fees and lower other operating expenses by $1.2 million related to lower operational losses, partially offset by higher other real estate owned costs by $1.8 million due to lower gains on the sale of commercial real estate properties.

Net income for the six months ended June 30, 2013 totaled $48.0 million, compared with $19.9 million for the same period in the previous year. These results reflected:

•

lower net interest income by $7.8 million, or 5%, which was primarily the effect of lower yield in the loan portfolio by 45 basis points due to lower recoveries of past due interest from loans that were previously non-accruing, and a lower yield of investment securities by 41 basis points, both decreasing net interest income by $16.6 million. The unfavorable impact resulting from these reductions was partially offset by a $9.3 million decrease in deposits costs or 32 basis points. The BPNA reportable segment had a net interest margin of 3.45% for the six months period ended June 30, 2013, compared with 3.67% for the same period in 2012;

•

lower provision for loan losses by $34.6 million principally the result of a higher allowance for loan losses release reflecting improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology completed during the second quarter of 2013;

•

lower non-interest income by $7.9 million, or 26%, mostly due to lower service charge on deposits by $2.3 million related to lower non-sufficient funds fees, higher adjustments to indemnity reserves by $2.7 million and lower gain on sale of loans, net of valuation adjustments on loans held-for-sale, by $2.6 million due to lower gains on the sale of commercial loans; and

•

lower operating expenses by $9.2 million, or 8%, mainly due to a decrease in other operating expenses by $4.4 million and $3.8 million in professional fees, both mainly related to a legal settlement recognized during the first quarter of 2012, and a reduction of $2.3 million in personnel costs mainly due to higher benefit accruals, partially offset by higher net occupancy expenses by $1.4 million.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.7 billion at June 30, 2013 and $36.5 billion at December 31, 2012. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments remained at $1.1 billion at June 30, 2013, the same balance at December 31, 2012.

Trading account securities amounted to $294 million at June 30, 2013, compared to $315 million at December 31, 2012. The reduction was principally due to trading activity at our broker-dealer subsidiary Popular Securities, maturities and declines in value of the portfolio in line with underlying market conditions. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.3 billion at June 30, 2013, compared with $5.2 billion at December 31, 2012. The slight increase was mainly due to an increase in the category of securities available-for-sale at BPNA due to purchases of CMO’s and agencies during this quarter, partially offset by portfolio declines in market value in line with underlying market conditions, agency maturities, MBS prepayments and the prepayment of $22.8 million of EVERTEC’s debenture as part of their IPO and debt repayment during the quarter. Net unrealized gains on investment securities available-for-sale declined by $145.6 million from December 31, 2012. Table 9 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 9 – Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	June 30, 2013	December 31, 2012	Variance
U.S. Treasury securities	$44.2	$37.2	$7.0
Obligations of U.S. Government sponsored entities	1,135.1	1,096.3	38.8
Obligations of Puerto Rico, States and political subdivisions	162.3	171.2	(8.9)
Collateralized mortgage obligations	2,657.5	2,369.7	287.8
Mortgage-backed securities	1,209.4	1,483.1	(273.7)
Equity securities	8.7	7.4	1.3
Others	39.1	62.1	(23.0)

Total investment securities AFS and HTM	$5,256.3	$5,227.0	$29.3

Loans

Refer to Table 10, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 10. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. Also, refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $24.9 billion, compared to the December 31, 2012 balance of $25.1 billion. The slight decrease of $181 million or less than 1% was the net effect of bulk sales and portfolio run-off, particularly covered loans, offset by originations and loan purchases.

Table 10 – Loans Ending Balances

(In thousands)	June 30, 2013	December 31, 2012	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,917,840	$9,858,202	$59,638
Construction	297,010	252,857	44,153
Legacy[1]	262,228	384,217	(121,989)
Lease financing	538,348	540,523	(2,175)
Mortgage	6,603,587	6,078,507	525,080
Consumer	3,902,646	3,868,886	33,760

Total non-covered loans held-in-portfolio	21,521,659	20,983,192	538,467

Loans covered under FDIC loss sharing agreements:
Commercial	1,900,470	2,244,647	(344,177)
Construction	240,365	361,396	(121,031)
Mortgage	999,578	1,076,730	(77,152)
Consumer	59,585	73,199	(13,614)

Total covered loans held-in-portfolio[2]	3,199,998	3,755,972	(555,974)

Total loans held-in-portfolio	24,721,657	24,739,164	(17,507)

Loans held-for-sale:
Commercial	2,594	16,047	(13,453)
Construction	—	78,140	(78,140)
Legacy[1]	1,680	2,080	(400)
Mortgage	186,578	258,201	(71,623)

Total loans held-for-sale	190,852	354,468	(163,616)

Total loans	$24,912,509	$25,093,632	$(181,123)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA reportable segment.
[2]	Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

Non-covered loans

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

Non-covered loans held-in-portfolio amounted to $21.5 billion, an increase $0.5 billion from December 31, 2012 due to the following:

•

An increase of $0.5 billion in mortgage loans held-in-portfolio principally at the BPPR segment. The increase at BPPR segment of $0.4 billion was principally driven by purchases (including repurchases) by $1.2 billion during the six month period ended June 30, 2013, partially offset by this quarter’s loan bulk sale of non-performing loans of $435 million and net charge-offs of $29.4 million for the 2013 year-to-date period. The BPNA segment increase was mostly due to purchases of loans by $306 million during the six month period ended June 30, 2013.

•	An increase of $44.2 million in construction loans held-in-portfolio mostly reflected in the BPPR segment due to three large construction loans in Puerto Rico.

•

An increase of $59.6 million in commercial loans at both BPPR and BPNA segments. The increase of $27.5 million at the BPPR segment was mainly related to the joint venture financing of $182.4 million that resulted from the bulk loan sale on first quarter, partially offset by the bulk loan sale completed during the first quarter of 2013, which decreased the commercial loan portfolio by $337.6 million, net write-downs related to loans sold by $161.3 million and net charge-offs of $54.3 million for the six month period ended June 30, 2013. The increase at the BPNA segment of $32.1 million was due to normal business origination activities and purchases of loans during this quarter, partially offset by loan net charge-offs and loan sales during the period.

•

An increase of $33.8 million in the consumer loan portfolio at BPNA and BPPR segments. The BPPR segment reflects the largest variance with an increase of $58.6 million mostly in the category of auto loans due to an increase in auto loans originations, partially offset by lower credit cards of $15.5 million when compared to the six month period ended June 30, 2012. The BPNA consumer loan portfolio increased by $8.7 million.

•	A decrease of $122.0 million in the legacy portfolio of the BPNA segment due to the run-off status of this portfolio and net charge-offs.

The decrease in loans held-for-sale from December 31, 2012 to June 30, 2013 of $163.6 million was mostly at the BPPR segment driven by the bulk sale of non-performing assets, which reduced construction and commercial loans held-for-sale by approximately $49.7 million and $9.8 million, respectively, the reclassification of the remaining balance of $xxx million loans to held-in-portfolio, loans charge-offs, loan repayments and loans transferred to OREO. The decrease in mortgage loans was also at the BPPR segment, principally related to net outflows from whole loan sales transactions of $89.1 million during the six month period ended June 30, 2013 by the mortgage loan division.

The covered loans portfolio balance decreased by approximately $556.0 million from December 31, 2012 to June 30, 2013 mainly due to the resolution of a large relationship during the first quarter of 2013 and the normal portfolio run-off. Refer to Table 10 for a breakdown of the covered loans by major loan type categories. Tables 11 and 12 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 11 – Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$3,157,663	$3,894,905	$3,491,759	$4,036,471
Accretion	62,536	73,988	127,526	143,325
Collections / charge-offs	(207,333)	(239,404)	(606,419)	(450,307)

Ending balance	$3,012,866	$3,729,489	$3,012,866	$3,729,489
Allowance for loan losses (ALLL)	(91,195)	(93,971)	(91,195)	(93,971)

Ending balance, net of ALLL	$2,921,671	$3,635,518	$2,921,671	$3,635,518

Table 12 – Activity in the Outstanding Accretable Discount on Covered Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$1,372,135	$1,542,519	$1,451,669	$1,470,259
Accretion [1]	(62,536)	(73,988)	(127,526)	(143,325)
Change in expected cash flows	70,013	106,319	55,469	247,916

Ending balance	$1,379,612	$1,574,850	$1,379,612	$1,574,850

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 13 sets forth the activity in the FDIC loss share asset for the six months ended June 30, 2013 and June 30, 2012.

Table 13 – Activity of Loss Share Asset

	Six months ended June 30,
(In thousands)	2013	2012
Balance at beginning of year	$1,399,098	$1,915,128
Amortization of loss share indemnification asset	(78,761)	(66,788)
Credit impairment losses to be covered under loss sharing agreements	39,383	42,848
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	(386)	(496)
Reimbursable expenses	19,914	13,042
Net payments to (from) FDIC under loss sharing agreements	107	(262,807)
Other adjustments attributable to FDIC loss sharing agreements	(13)	(9,333)

Balance at end of period	$1,379,342	$1,631,594

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 14 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 14 – Activity in the Remaining FDIC Loss Share Asset Discount

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period[1]	$128,682	$106,781	$141,800	$117,916
(Amortization of negative discount) accretion of discount[2]	(38,557)	(37,413)	(78,761)	(66,788)
Impact of lower projected losses	31,999	51,940	59,085	70,180

Balance at end of period	$122,124	$121,308	$122,124	$121,308

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share (expense) income

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

Other real estate owned

Other real estate (OREO) represents real estate property received in satisfaction of debt. At June 30, 2013, OREO amounted to $342 million from $406 million at December 31, 2012. The decrease was mainly as a result of subsequent write-downs in value, and the bulk sale of non-performing assets completed during the first quarter of 2013, which reduced OREO by $108 million. Refer to Table 15 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 15 – Other Real Estate Owned Activity

	For the six months ended June 30, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(5,886)	(7,820)	(6,673)	(1,785)	(22,164)
Additions	22,258	55,185	51,674	17,037	146,154
Sales	(87,399)	(85,171)	(5,514)	(10,464)	(188,548)
Other adjustments	290	619		(108)	801

Ending balance	$65,125	$93,795	$138,885	$44,340	$342,145

	For the six months ended June 30, 2012
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$90,401	$82,096	$78,129	$31,006	$281,632
Write-downs in value	(8,732)	(10,136)	(3,470)	(410)	(22,748)
Additions	49,598	67,837	30,719	9,716	157,870
Sales	(23,876)	(19,128)	(13,561)	(6,661)	(63,226)
Other adjustments	—	(1,431)	—	(375)	(1,806)

Ending balance	$107,391	$119,238	$91,817	$33,276	$351,722

Other assets

Table 16 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at June 30, 2013 and December 31, 2012.

Table 16 – Breakdown of Other Assets

(In thousands)	June 30, 2013	December 31, 2012	Variance
Net deferred tax assets (net of valuation allowance)	$864,284	$541,499	$322,785
Investments under the equity method	265,524	246,776	18,748
Bank-owned life insurance program	227,213	233,475	(6,262)
Prepaid FDIC insurance assessment	396	27,533	(27,137)
Prepaid taxes	107,253	88,360	18,893
Other prepaid expenses	60,852	60,626	226
Derivative assets	37,697	41,925	(4,228)
Trades receivables from brokers and counterparties	158,141	137,542	20,599
Others	214,066	191,842	22,224

Total other assets	$1,935,426	$1,569,578	$365,848

The increase in other assets from December 31, 2012 to June 30, 2013 of $365.8 million was mainly due to the deferred tax assets that resulted from the losses on the bulk sales of non-performing assets completed during the year and the impact of the increase in the corporate tax rate from 30% to 39% during this quarter. In addition, the investments under the equity method increased due to the new joint venture created during the first quarter of 2013 – CPG PR Portfolio 2013-1 International, LLC – in which the Corporation holds a 24.9% of equity interest.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2013 and December 31, 2012 is included in Table 17.

Table 17 – Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2013	2012	from 2012 to 2013	2013	2012
Non-interest bearing deposits	$5,856	$5,795	1.1%	16.0%	15.9%
Interest-bearing core deposits	16,196	15,993	1.3	44.2	43.8
Other interest-bearing deposits	4,707	5,213	(9.7)	12.8	14.3
Repurchase agreements	1,673	2,017	(17.1)	4.6	5.5
Other short-term borrowings	1,226	636	92.8	3.3	1.7
Notes payable	1,796	1,778	1.0	4.9	4.9
Others	1,036	966	7.2	2.8	2.6
Stockholders’ equity	4,195	4,110	2.1	11.4	11.3

Deposits

The Corporation’s deposits totaled $26.8 billion at June 30, 2013 compared to $27.0 billion at December 31, 2012. The slight decrease of $0.2 billion was mostly due to lower balances in brokered and non-brokered CD’s. This decline was offset by an increase in demand deposits. Lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. Refer to Table 18 for a breakdown of the Corporation’s deposits at June 30, 2013 and December 31, 2012.

Table 18 – Deposits Ending Balances

(In thousands)	June 30, 2013	December 31, 2012	Variance
Demand deposits [1]	$6,655,895	$6,442,739	$213,156
Savings, NOW and money market deposits (non-brokered)	11,253,707	11,190,335	63,372
Savings, NOW and money market deposits (brokered)	509,415	456,830	52,585
Time deposits (non-brokered)	6,299,760	6,541,660	(241,900)
Time deposits (brokered CDs)	2,040,651	2,369,049	(328,398)

Total deposits	$26,759,428	$27,000,613	$(241,185)

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $4.7 billion at June 30, 2013, compared with $4.4 billion at December 31, 2012. The increase from December 31, 2012 to June 30, 2013 was related to higher other short-term borrowings of $590.0 million, mainly FHLB of NY advances, partially offset by a decrease in repurchase agreements of $344.0 million. Refer to Note 15 to the consolidated financial statements for detailed information on the Corporation’s borrowings at June 30, 2013 and December 31, 2012. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased by $69.2 million from December 31, 2012 to June 30, 2013. The increase was principally driven by higher securities trade payables at BPPR segment of $68.4 million due to purchases near the end of the quarter.

Stockholders’ Equity

Stockholders’ equity totaled $4.2 billion at June 30, 2013, compared with $4.1 billion at December 31, 2012. This increase mainly resulted from the Corporations net income of $207.2 million for the first six months of 2013, partially offset by a decrease of $130.6 million in unrealized gains in the portfolio of investments securities available-for-sale, reflected net of tax in accumulated other comprehensive income. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2013 and December 31, 2012 are presented on Table 19. As of such dates, BPPR and BPNA were well-capitalized.

Table 19 – Capital Adequacy Data

(Dollars in thousands)	June 30, 2013	December 31, 2012
Risk-based capital:
Tier I capital	$4,030,713	$4,058,242
Supplementary (Tier II) capital	297,048	298,906

Total capital	$4,327,761	$4,357,148

Minimum requirement to be well capitalized	2,329,631	2,339,157

Excess capital	$1,998,130	$2,017,991

Risk-weighted assets:
Balance sheet items	$21,217,606	$21,175,833
Off-balance sheet items	2,078,702	2,215,739

Total risk-weighted assets	$23,296,308	$23,391,572

Adjusted quarterly average assets	$35,181,411	$35,226,183

Ratios:
Tier I capital (minimum required – 4.00%)	17.30%	17.35%
Total capital (minimum required – 8.00%)	18.58	18.63
Leverage ratio *	11.46	11.52

*	All banks are required to have a minimum Tier 1 Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At June 30, 2013, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $ 1,863,705; Tier 1 Capital of $ 931,852; and Tier 1 Leverage of $ 1,055,442, based on a 3% ratio, or $ 1,407,256, based on a 4% ratio, according to the entity’s classification.

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

Table 20 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2013 and December 31, 2012.

Table 20 – Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2013	December 31, 2012
Total stockholders’ equity	$4,195,036	$4,110,000
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(49,359)	(54,295)

Total tangible common equity	$3,447,760	$3,357,788

Total assets	$36,684,594	$36,507,535
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(49,359)	(54,295)

Total tangible assets	$35,987,478	$35,805,483

Tangible common equity to tangible assets	9.58%	9.38%
Common shares outstanding at end of period	103,276,131	103,169,806
Tangible book value per common share	$33.38	$32.55

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations currently in place as of June 30, 2013, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 21 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at June 30, 2013 and December 31, 2012 (non-GAAP).

Table 21 – Reconciliation Tier 1 Common Equity

(In thousands)	June 30, 2013	December 31, 2012
Common stockholders’ equity	$4,144,876	$4,059,840
Less: Unrealized gains on available-for-sale securities, net of tax[1]	(23,990)	(154,568)
Less: Disallowed deferred tax assets[2]	(647,010)	(385,060)
Less: Intangible assets:
Goodwill	(647,757)	(647,757)
Other disallowed intangibles	(2,695)	(14,444)
Less: Aggregate adjusted carrying value of all non-financial equity investments	(1,357)	(1,160)
Add: Pension liability adjustment, net of tax and accumulated net gains (losses) on cash flow hedges[3]	216,823	226,159

Total Tier 1 common equity	$3,038,890	$3,083,010

Tier 1 common equity to risk-weighted assets	13.04%	13.18%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values. In arriving at Tier 1 capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax.
[2]	Approximately $178 million of the Corporation’s $864 million of net deferred tax assets at June 30, 2013 ($118 million and $541 million, respectively, at December 31, 2012), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $647 million of such assets at June 30, 2013 ($385 million at December 31, 2012) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $39 million of the Corporation’s other net deferred tax assets at June 30, 2013 ($38 million at December 31, 2012) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.
[3]	The Federal Reserve Board has granted interim capital relief for the impact of pension liability adjustment.

New Capital Rules to Implement Basel III Capital Requirements

On July 2, 2013, the Board of Governors of the Federal Reserve System (“Board”) approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the Office of the Comptroller of the Currency (“OCC”) and (as interim final rules) by the Federal Deposit Insurance Corporation (“FDIC”) (together with the Board, the “Agencies”).

The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Popular, BPPR and BPNA, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for Popular, BPPR and BPNA on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at June 30, 2013, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to BPPR and BPNA, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

We believe that Popular, BPPR and BPNA will be able to meet well-capitalized capital ratios upon implementation of the revised requirements, as finalized.

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2013, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $170 million at June 30, 2013 of which approximately 56% matures in 2013, 22% in 2014, 12% in 2015 and 10% thereafter.

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

Table 22 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2013.

Table 22 – Off-Balance Sheet Lending and Other Activities

	Amount of commitment – Expiration Period
(In millions)	Remaining 2013	Years 2014 – 2016	Years 2017 – 2019	Years 2020 – thereafter	Total
Commitments to extend credit	$6,072	$931	$209	$71	$7,283
Commercial letters of credit	10	—	—	—	10
Standby letters of credit	85	38	—	—	123
Commitments to originate mortgage loans	49	3	—	—	52
Unfunded investment obligations	1	9	—	—	10

Total	$6,217	$981	$209	$71	$7,478

At June 30, 2013, the Corporation maintained a reserve of approximately $5 million for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 21 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At June 30, 2013, the Corporation serviced $2.7 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.9 billion at December 31, 2012. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

In the case of Puerto Rico, most claims are settled by repurchases of delinquent loans, the majority of which are greater than 90 days past due. The average time period to prepare an initial response to a repurchase request is from 30 to 120 days from the initial written notice depending on the type of repurchase request. Failure by the Corporation to respond to a request for repurchase on a timely basis could result in a deterioration of the seller/servicer relationship and the seller/servicer’s overall standing. In certain instances, investors could require additional collateral to ensure compliance with the servicer’s repurchase obligation or cancel the seller/servicer license and exercise their rights to transfer the servicing to an eligible seller/servicer.

Table 23 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 23 – Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	June 30, 2013	December 31, 2012
Total portfolio	$2,719,387	$2,932,555
Days past due:
30 days and over	$397,720	$412,313
90 days and over	$146,412	$158,679

As a percentage of total portfolio:
30 days past due or more	14.63%	14.06%
90 days past due or more	5.38%	5.41%

During the six months ended June 30, 2013, the Corporation repurchased approximately $66 million (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $82 million during the same period of 2012. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. In 2011 and 2012, the Corporation experienced an increase in mortgage loan repurchases from recourse portfolios that led to increases in non-performing mortgage loans. The deteriorating economic conditions in those years provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At June 30, 2013, there were 12 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $1.5 million, compared with 59 and $8.0 million, respectively, at December 31, 2012. The outstanding unresolved claims at June 30, 2013 and December 31, 2012 pertained to FNMA.

At June 30, 2013, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $46 million, compared with $52 million at December 31, 2012.

Table 24 presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and six months periods ended June 30, 2013 and 2012.

Table 24 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$47,983	$56,115	$51,673	$58,659
Additions for new sales	—	—	—	—
Provision for recourse liability	6,688	5,330	10,785	9,562
Net charge-offs / terminations	(8,779)	(5,662)	(16,566)	(12,438)

Balance as of end of period	$45,892	$55,783	$45,892	$55,783

The increase of $1.2 million in the provision for credit recourse liability experienced for the six months ended June 30, 2013, when compared with the same period in 2012 was mainly driven by increased charges related to the recent recourse repurchases activity.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2013, the Corporation serviced $16.6 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.7 billion at December 31, 2012. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $30 million, compared with $19 million at December 31, 2012. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $3.0 million in unpaid principal balance with losses amounting to $0.5 million during the six months period ended June 30, 2013. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

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

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR for the quarters and six month periods ended June 30, 2013 and 2012.

Table 25 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$17,603	$8,562	$7,587	$8,522
Additions for new sales	3,047	—	13,747	—
Provision for representation and warranties	415	(51)	125	246
Net charge-offs / terminations	(106)	(332)	(500)	(589)

Balance as of end of period	$20,959	$8,179	$20,959	$8,179

In addition, at June 30, 2013, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2013 and December 31, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $9 million and $8 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 48% of claimed amounts during the 24-month period ended June 30, 2013 (40% during the 24-month period ended December 31, 2012). On the remaining 52% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 56% of claimed amounts during the 24-month period ended June 30, 2013 (60% during the 24-month period ended December 31, 2012). In total, during the 24-month period ended June 30, 2013, the Corporation paid an average of 34% of claimed amounts (24-month period ended December 31, 2012 – 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in Table 26.

Table 26 – E-LOAN’s Outstanding Unresolved Claims from Loans Sold

(In thousands)
By Counterparty:	June 30, 2013	December 31, 2012
GSEs	$813	$1,270
Whole loan and private-label securitization investors	582	533

Total outstanding claims by counterparty	$1,395	$1,803

By Product Type:

1st lien (Prime loans)	$1,395	$1,803

Total outstanding claims by product type	$1,395	$1,803

The outstanding claims balance from private-label investors are comprised by two counterparties at June 30, 2013 and December 31, 2012.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. Table 27 presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and six month periods ended June 30, 2013 and 2012.

Table 27 – Changes in Liability for Estimated Losses Related to Loans Sold by E-LOAN

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$8,852	$10,625	$7,740	$10,625
Additions for new sales	—	—	—	—
Provision for representation and warranties	759	—	2,024	—
Net charge-offs / terminations	(851)	(494)	(1,004)	(494)

Balance as of end of period	$8,760	$10,131	$8,760	$10,131

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

Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, + 200 and + 400 basis points parallel ramps and + 200 and + 400 basis points parallel shocks. Given the fact that during the quarter ended June 30, 2013, some market interest rates were close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2014. Under a 200 basis points rising rate scenario, projected net interest income increases by $33.7 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $54.9 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

At June 30, 2013, the Corporation held trading securities with a fair value of $294 million, representing approximately 0.8% of the Corporation’s total assets, compared with $315 million and 0.9% at December 31, 2012. As shown in Table 28, the trading portfolio consists principally of mortgage-backed securities, which at June 30, 2013 were investment grade securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $7.9 million for the quarter ended June 30, 2013, compared with a loss of $7.3 million for the same quarter in 2012. Table 28 provides the composition of the trading portfolio at June 30, 2013 and December 31, 2012.

Table 28 – Trading Portfolio

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$252,720	5.25%	$262,863	4.64%
Collateralized mortgage obligations	2,137	4.74	3,117	4.57
Commercial paper	—	—	1,778	5.05
Puerto Rico obligations	17,199	4.92	24,801	4.74
Interest-only strips	1,006	11.76	1,136	11.40
Other (includes related trading derivatives)	21,020	3.89	20,830	4.07

Total	$294,082	5.15%	$314,525	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $2.3 million, assuming a confidence level of 99%, for the last week in June 2013. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 24 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2013, approximately $ 5.4 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At June 30, 2013, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 41 million of financial assets that were measured at fair value on a nonrecurring basis at June 30, 2013, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 36 million at June 30, 2013, of which $ 18 million were Level 3 assets and $ 18 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and six months ended June 30, 2013, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2012 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2013, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2013, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At June 30, 2013, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.4 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At June 30, 2013, net unrealized gains on the trading and available-for-sale investment securities portfolios approximated $11 million and $ 27 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 153 million at June 30, 2013, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 10 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended June 30, 2013, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.4 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.3 million from the assessment of the counterparties’ credit risk and a loss of $0.1 million resulting from the Corporation’s own credit standing adjustment. During the six months ended June 30, 2013, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.5 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $1.3 million resulting from assessment of the counterparties credit risk and a gain of $0.2 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 73% of the Corporation’s total assets at June 30, 2013 and 74% at December 31, 2012. The ratio of total ending loans to deposits was 93% at June 30, 2013 and December 31, 2012. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2013, these borrowings consisted primarily of assets sold under agreement to repurchase of $1.7 billion, advances with the FHLB of $1.8 billion, junior subordinated deferrable interest debentures of $956 million (net of discount of $420 million) and term notes of $234 million. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During the second quarter of 2013, the Corporation’s liquidity position remained strong. The Corporation executed several strategies to deploy excess liquidity at its banking subsidiaries and improve the Corporation’s net interest margin. During this quarter, the Corporation increased its level of advances with the FHLB of NY and lowered its levels of repurchase agreements as part of its funding strategies. BPPR also received $244 million from the bulk sale of non-performing residential mortgage loans.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 15 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

Note 35 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 18 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $22.1 billion, or 82% of total deposits at June 30, 2013 and $21.8 billion, or 81% of total deposits at December 31, 2012. Core deposits financed 69% of the Corporation’s earning assets at June 30, 2013 and 68% at December 31, 2012.

Certificates of deposit with denominations of $100,000 and over at June 30, 2013 totaled $3.1 billion, or 11% of total deposits and $3.2 billion, or 12% at December 31, 2012. Their distribution by maturity at June 30, 2013 was as follows:

Table 29 – Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,378,678
3 to 6 months	406,383
6 to 12 months	410,017
Over 12 months	857,852

$3,052,930

At June 30, 2013 and December 31, 2012, approximately 7% and 8%, respectively, of the Corporation’s assets were financed by brokered deposits. The Corporation had $2.6 billion in brokered deposits at June 30, 2013, compared with $2.8 billion at December 31, 2012. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2013 and December 31, 2012, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $2.8 billion based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.8 billion at June 30, 2013 and $1.2 billion at December 31, 2012. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2013 and December 31, 2012, the credit facilities authorized with the FHLB were collateralized by $3.9 billion in loans held-in-portfolio. Refer to Note 15 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2013 and December 31, 2012, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $3.5 billion and $3.1 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2013 and December 31, 2012, this credit facility with the Fed was collateralized by $5.0 billion and $4.7 billion, respectively, in loans held-in-portfolio.

During the quarter ended June 30, 2013, the Corporation’s bank holding companies did not make any capital contributions to BPNA or BPPR.

On July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

At June 30, 2013, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Westernbank FDIC-assisted Transaction and Impact on Liquidity

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 21 to the consolidated financial statements and to Part II, Item 1A – Risk factors herein for a description of an ongoing contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

During the quarter ended June 30, 2013, in connection with EVERTEC’s IPO and repayment of debt, PIHC received cash proceeds of approximately $270 million. During the six-month period ended June 30, 2012, PIHC received net capital distributions of $131 million from the Corporation’s equity investment in EVERTEC’s parent company, which included $1.4 million in dividend distributions. No such distributions were received during the six-month period ended June 30, 2013.

During the quarter ended March 31, 2012, there was a $50 million capital contribution from PIHC to PNA, as part of an internal reorganization.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $1.9 million for the second quarter of 2013. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Fed prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHCs have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The

Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities

Note 35 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHCs. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at June 30, 2013, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHCs amounted to $1.2 billion at June 30, 2013 and December 31, 2012. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHCs obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. Increasing or guaranteeing new debt would be subject to the approval of the Fed.

The contractual maturities of the BHC’s notes payable at June 30, 2013 are presented in Table 30.

Table 30 – Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2013	$—
2014	78,619
2015	35,167
2016	119,872
2017	—
Later years	439,800
No stated maturity	936,000

Sub-total	1,609,458
Less: Discount	419,939

Total	$1,189,519

As indicated previously, the BHC did not issue new registered debt in the capital markets during the quarter ended June 30, 2013.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $19 million in deposits at June 30, 2013 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $20 million at June 30, 2013, with the Corporation providing collateral totaling $29 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $144 million at June 30, 2013. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

The Corporation’s non-accruing and charge-off policies by major categories of loan portfolios are as follows:

•

Commercial and construction loans – recognition of interest income on commercial and construction loans is discontinued when the loans are 90 days or more in arrears on payments of principal or interest or when other factors indicate that the collection of principal and interest is doubtful. The impaired portions of secured loans past due as to principal and interest is charged-off not later than 365 days past due. However, in the case of collateral dependent loans individually evaluated for impairment, the excess of the recorded investment over the fair value of the collateral (portion deemed uncollectible) is generally promptly charged-off, but in any event, not later than the quarter following the quarter in which such excess was first recognized. Commercial unsecured loans are charged-off no later than 180 days past due. Overdrafts are generally charged-off no later than 60 days past their due date.

•	Lease financing – recognition of interest income for lease financing is ceased when loans are 90 days or more in arrears. Leases are charged-off when they are 120 days in arrears.

•

Mortgage loans – recognition of interest income on mortgage loans is generally discontinued when loans are 90 days or more in arrears on payments of principal or interest. The impaired portion of a mortgage loan is charged-off when the loan is 180 days past due. The Corporation discontinues the recognition of interest income on residential mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the U.S. Department of Veterans Affairs (“VA”) when 18 months delinquent as to principal or interest. The principal repayment on these loans is insured.

•

Consumer loans – recognition of interest income on closed-end consumer loans and home-equity lines of credit is discontinued when the loans are 90 days or more in arrears on payments of principal or interest. Income is generally recognized on open-end consumer loans, except for home equity lines of credit, until the loans are charged-off. Closed-end consumer loans are charged-off when they are 120 days in arrears. Open-end consumer loans are charged-off when they are 180 days in arrears. Overdrafts in excess of 60 days are generally charged-off no later than 60 days past their due date.

•

Troubled debt restructurings (“TDRs”) – loans classified as TDRs are typically in non-accrual status at the time of the modification. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

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

Total non-performing non-covered assets were $783 million at June 30, 2013, declining by $1.0 billion, or 56%, compared with December 31, 2012. Non-covered non-performing loans held-in-portfolio stand at $614 million, declining by $811 million, or 57%, from December 31, 2012, down 74% from peak levels in the third quarter of 2010. These reductions reflect the impact of the bulk sale of assets of $509 million and $435 million during the first and second quarter of 2013, respectively.

The composition of non-performing loans continues to be concentrated in real estate, as 87% of non-performing loans were secured by real estate as of June 30, 2013. At June 30, 2013, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $355 million in the Puerto Rico operations and $181 million in the U.S. mainland operations. These figures compare to $1.1 billion in the Puerto Rico operations and $208 million in the U.S. mainland operations at December 31, 2012. In addition to the non-performing loans included in Table 31, at June 30, 2013, there were $112 million of non-covered performing loans, mostly commercial loans that in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $96 million at December 31, 2012.

Table 31 – Non-Performing Assets

(Dollars in thousands)	June 30, 2013	As a % of loans HIP by category [4]	December 31, 2012	As a % of loans HIP by category [4]
Commercial	$323,155	3.3%	$665,289	6.7%
Construction	44,878	15.1	43,350	17.1
Legacy [1]	28,434	10.8	40,741	10.6
Leasing	4,511	0.8	4,865	0.9
Mortgage	171,822	2.6	630,130	10.4
Consumer	41,067	1.1	40,758	1.1

Total non-performing loans held-in-portfolio, excluding covered loans	613,867	2.9%	1,425,133	6.8%

Non-performing loans held-for-sale [2]	10,697		96,320
Other real estate owned (“OREO”), excluding covered OREO	158,920		266,844

Total non-performing assets, excluding covered assets	$783,484		$1,788,297

Covered loans and OREO [3]	208,993		213,469

Total non-performing assets	$992,477		$2,001,766

Accruing loans past due 90 days or more[5] [6]	$414,055		$388,712

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.85%		6.79%
Allowance for loan losses to loans held-in-portfolio	2.46		2.96
Allowance for loan losses to non-performing loans, excluding held-for-sale	86.14		43.62

Ratios including covered loans:
Non-performing assets to total assets	2.71%		5.48%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.59		6.06
Allowance for loan losses to loans held-in-portfolio	2.57		2.95
Allowance for loan losses to non-performing loans, excluding held-for-sale	99.31		48.72

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist of $3 million in commercial loans, $2 million in legacy loans and $6 million in mortgage loans as of June 30, 2013 (December 31, 2012 – $78 million in construction loans, $16 million in commercial loans, $2 million in legacy loans and $53 thousand in mortgage loans).
[3]	The amount consists of $26 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $183 million in covered OREO as of June 30, 2013 (December 31, 2012 – $74 million and $139 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $3.2 billion in covered loans at June 30, 2013 (December 31, 2012 – $3.8 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.8 billion at June 30, 2013 (December 31, 2012 – $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $101 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2013.
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Refer to Table 32 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended June 30, 2013 and 2012.

Table 32 – Allowance for Loan Losses and Selected Loan Losses Statistics – Quarterly Activity

	Quarters ended June 30,
	2013		2013	2013		2012		2012	2012
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$583,501		$99,867	$683,368		$664,768		138,496	$803,264
Provision for loan losses	223,908		25,500	249,408		81,743		$37,456	119,199

	807,409		125,367	932,776		746,511		175,952	922,463

Charged-offs:
Commercial	52,668		1,150	53,818		56,892		34,652	91,544
Construction	2,191		16,024	18,215		1,033		15,187	16,220
Leases	1,843		—	1,843		909		—	909
Legacy[1]	5,941		—	5,941		11,193		—	11,193
Mortgage	16,127		2,255	18,382		19,153		4,085	23,238
Consumer	34,088		(106)	33,982		42,358		4,533	46,891

	112,858		19,323	132,181		131,538		58,457	189,995

Recoveries:
Commercial	12,892		42	12,934		17,196		—	17,196
Construction	4,485		322	4,807		52		—	52
Leases	630		—	630		901		—	901
Legacy[1]	6,858		—	6,858		5,734		—	5,734
Mortgage	520		—	520		972		—	972
Consumer	8,328		49	8,377		8,707		—	8,707

	33,713		413	34,126		33,562		—	33,562

Net loans charged-offs (recovered):
Commercial	39,776		1,108	40,884		39,696		34,652	74,348
Construction	(2,294)		15,702	13,408		981		15,187	16,168
Leases	1,213		—	1,213		8		—	8
Legacy[1]	(917)		—	(917)		5,459		—	5,459
Mortgage	15,607		2,255	17,862		18,181		4,085	22,266
Consumer	25,760		(155)	25,605		33,651		4,533	38,184

	79,145		18,910	98,055		97,976		58,457	156,433

Net write-down related to loans sold	(199,502)		—	(199,502)		—		—	—

Balance at end of period	$528,762		$106,457	$635,219		$648,535		$117,495	$766,030

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	1.47%			1.58%		1.93%			2.56%
Provision for loan losses to net charge-offs[2]	0.69	x		0.82	x	0.83	x		0.76	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and the net write-down related to the asset sale.

Refer to Table 33 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the six month periods ended June 30, 2013 and 2012.

Table 33 – Allowance for Loan Losses and Selected Loan Losses Statistics – Year-to-date Activity

	Six months ended June 30,
(Dollars in thousands)	2013		2013	2013		2012		2012	2012
	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$621,701		$108,906	$730,607		$690,363		124,945	$815,308
Provision for loan losses	430,208		43,056	473,264		164,257		$55,665	219,922

	1,051,909		151,962	1,203,871		854,620		180,610	1,035,230

Charged-offs:
Commercial	98,254		11,715	109,969		124,138		38,754	162,892
Construction	3,820		25,783	29,603		2,709		15,451	18,160
Leases	3,386		—	3,386		2,126		—	2,126
Legacy[1]	12,282		—	12,282		19,666		—	19,666
Mortgage	37,903		4,317	42,220		37,976		4,288	42,264
Consumer	68,645		4,461	73,106		84,954		4,622	89,576

	224,290		46,276	270,566		271,569		63,115	334,684

Recoveries:
Commercial	25,305		72	25,377		30,059		—	30,059
Construction	5,759		636	6,395		1,933		—	1,933
Leases	1,189		—	1,189		1,964		—	1,964
Legacy[1]	12,071		—	12,071		10,649		—	10,649
Mortgage	2,733		11	2,744		2,341		—	2,341
Consumer	16,731		52	16,783		18,538		—	18,538

	63,788		771	64,559		65,484		—	65,484

Net loans charged-off (recovered):
Commercial	72,949		11,643	84,592		94,079		38,754	132,833
Construction	(1,939)		25,147	23,208		776		15,451	16,227
Leases	2,197		—	2,197		162		—	162
Legacy[1]	211		—	211		9,017		—	9,017
Mortgage	35,170		4,306	39,476		35,635		4,288	39,923
Consumer	51,914		4,409	56,323		66,416		4,622	71,038

	160,502		45,505	206,007		206,085		63,115	269,200

Net write-down related to loans sold	(362,645)		—	(362,645)		—		—	—

Balance at end of period	$528,762		$106,457	$635,219		$648,535		$117,495	$766,030

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	1.51%			1.67%		2.03%			2.20%
Provision for loan losses to net charge-offs[2]	0.70	x		0.75	x	0.80	x		0.82	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and the net write-down related to the asset sale.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six months ended June 30, 2013 and 2012.

Table 34 – Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered loans)

	Quarters ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commercial [1]	1.63%	1.63%	1.49%	1.92%
Construction[1]	(3.31)	1.67	(1.43)	0.66
Leases	0.90	0.01	0.82	0.06
Legacy	(1.31)	3.92	0.14	3.06
Mortgage[1]	0.91	1.30	1.07	1.30
Consumer	2.68	3.70	2.70	3.64

Total annualized net charge-offs to average loans held-in-portfolio	1.47%	1.93%	1.51%	2.03%

[1]	Excluding the net write-down related to the asset sale.

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 46 basis points, from 1.93% for the quarter ended June 30, 2012 to 1.47% for the same period in 2013. Excluding the net write-downs related to the asset sale, net charge-offs were $79.1 million, compared with $98.0 million for the same quarter in 2012. The decline of $18.9 million was driven by improvements in the credit performance of the loan portfolios. The residential mortgage non-performing loans bulk sale added $199.5 million in write-downs at the BPPR operations.

Credit quality continued to improve aided by the completion of the second major loan portfolio de risking transaction for the year. The Corporation continued to execute key strategies to reduce non-performing loans and improve the risk profile of its portfolios, coupled with stabilizing economic conditions and improvements in the underlying quality of the portfolios. The Corporation continued to aggressively engage in collection and loss mitigation strategies, loan restructurings and sales in order to reduce non-performing loans.

The discussions in the sections that follow assess credit quality performance for the second quarter of 2013 for each of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $323 million at June 30, 2013, compared with $665 million at December 31, 2012. The decrease of $342 million, or 51%, was principally attributed to reductions related to bulk non-performing sales in the BPPR segment. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased from 6.75% at December 31, 2012 to 3.26% at June 30, 2013.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment decreased by $323 million from December 31, 2012, mainly driven by the impact of the bulk sale of non-performing commercial loans with book value of approximately $329 million. Excluding the impact of the sale, commercial non-covered non-performing loans increased by $6 million, mainly due to two significant relationships placed in non-performing status during the second quarter of 2013. Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $19 million from December 31, 2012, reflective of improved credit performance and resolutions of non-performing loans.

For the quarter ended June 30, 2013, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $60 million, a decrease of $4 million, or 7%, when compared to inflows for the same period in 2012. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $17 million, a decrease of $19 million, or 53%, compared to inflows for 2012. These reductions were driven by improvements in the underlying quality of the loan portfolio, proactive portfolio management processes, and greater economic stability.

Tables 35 and 36 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and six months ended June 30, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 35 – Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$186,808	$133,979	$522,733	$142,556
Plus:
New non-performing loans	59,736	15,763	107,471	30,874
Advances on existing non-performing loans	—	1,226	—	1,226
Loans transferred from held-for-sale	—	—	790	—
Other	—	4,310	—	4,310
Less:
Non-performing loans transferred to OREO	(2,191)	(532)	(11,389)	(2,090)
Non-performing loans charged-off	(32,511)	(9,890)	(61,361)	(19,771)
Loans returned to accrual status / loan collections	(12,122)	(18,827)	(29,256)	(31,076)
Loans transferred to held-for-sale	—	(2,594)	—	(2,594)
Non-performing loans sold[1]	—	—	(329,268)	—

Ending balance NPLs	$199,720	$123,435	$199,720	$123,435

[1]	Includes write-downs of $161,297 of loans sold at BPPR during the quarter ended March 31, 2013.

Table 36 – Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$620,916	$197,762	$631,171	$198,921
Plus:
New non-performing loans	63,963	31,317	150,409	61,925
Advances on existing non-performing loans	—	145	—	372
Loans transferred from held-for-sale	—	4,933	—	4,933
Less:
Non-performing loans transferred to OREO	(10,043)	(16,633)	(15,524)	(27,067)
Non-performing loans charged-off	(36,698)	(15,385)	(74,622)	(30,506)
Loans returned to accrual status / loan collections	(46,346)	(25,224)	(99,642)	(31,663)
Loans transferred to held-for-sale	—	(767)	—	(767)

Ending balance NPLs	$591,792	$176,148	$591,792	$176,148

Table 37 – Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-performing commercial loans	$199,720	$522,733	$123,435	$142,556	$323,155	$665,289
Non-performing commercial loans to commercial loans HIP	3.16%	8.30%	3.43%	4.00%	3.26%	6.75%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commercial loan net charge-offs	$29,968	$28,564	$9,808	$11,132	$39,776	$39,696
Commercial loan net charge-offs (annualized) to average commercial loans HIP	1.94%	1.81%	1.09%	1.30%	1.63%	1.63%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commercial loan net charge-offs[1]	$54,279	$66,082	18,670	$27,997	$72,949	$94,079
Commercial loan net charge-offs (annualized) to average commercial loans HIP[1]	1.76%	2.08%	1.04%	1.63%	1.49%	1.92%

[1]	Excludes write-downs of $161,297 of loans sold at BPPR during the first quarter of 2013.

There was one commercial loan relationship greater than $10 million in non-accrual status with an outstanding aggregate balance of $13 million at June 30, 2013, compared with two commercial loan relationships with an outstanding aggregate balance of $24 million at December 31, 2012.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, remained stable for the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012, increasing slightly by $80 thousand. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio remained unchanged at 1.63% for the quarter ended June 30, 2013 when compared to the same period in 2012.

Net charge-offs at the BPPR segment were $30.0 million, or 1.94% of average non-covered loans held-in-portfolio on an annualized basis, increasing by $1.4 million from the second quarter of 2012. Net charge-offs at the BPNA segment were $9.8 million, or 1.09% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $1.3 million from the second quarter of 2012. For the quarter ended June 30, 2013, the charge-offs associated with commercial loans individually evaluated for impairment amounted to approximately $18.0 million in the BPPR segment and $354 thousand in the BPNA segment. Management identified commercial loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses of the commercial loans held-in-portfolio, excluding covered loans, amounted to $164 million, or 1.66% of that portfolio at June 30, 2013, compared with $298 million, or 3.02%, at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the commercial loan category increased to 50.90% at June 30, 2013, from 44.74% at December 31, 2012, mostly driven by the effect of the non-performing loans sale.

The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $112 million, or 1.77% of non-covered commercial loans held-in-portfolio at June 30, 2013, compared with $218 million, or 3.46%, at December 31, 2012. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $52 million, or 1.46% of commercial loans held-in-portfolio at June 30, 2013, compared with $80 million or 2.25% at December 31, 2012. The decrease in the allowance for loan losses for the commercial loans held-in-portfolio was primarily driven by improvements in the risk profile of the portfolios and the effect of the enhancements to the allowance for loan losses methodology.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at June 30, 2013, of which $2.4 billion was secured with owner occupied properties, compared with $6.5 billion and $2.8 billion, respectively, at December 31, 2012. CRE non-performing loans, excluding covered loans, amounted to $269 million at June 30, 2013, compared with $528 million at December 31, 2012. The CRE non-performing loan ratios for the Puerto Rico and US mainland operations were 4.10% and 4.26%, respectively, at June 30, 2013, compared with 11.13% and 4.73%, respectively, at December 31, 2012.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long-term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. In addition, in order to expedite the resolution of delinquent commercial loans, the Corporation may enter into a liquidation agreement with borrowers. Although in general, these liquidation agreements do not contemplate the forgiveness of principal or interest, loans under this program are considered TDRs since it could be construed that the Corporation has granted concession by temporarily accepting a payment schedule different from the contractual payment schedule. At June 30, 2013, commercial loans TDRs, excluding covered loans, for the BPPR and BPNA segments amounted to $174 million and $18 million, respectively, of which $61 million and $18 million were in non-performing status. This compares with $297 million and $16 million, respectively, of which $192 million and $16 million were in non-performing status at December 31, 2012. The outstanding commitments for these commercial loan TDRs amounted to $4 million in the BPPR segment and no commitments outstanding in the BPNA segment at June 30, 2013. Commercial loans that have been modified as part of loss mitigation efforts were individually evaluated for impairment, resulting in a specific reserve of $7 million for the BPPR segment and none for the BPNA segment at June 30, 2013, compared with $17 million and $12 thousand, respectively, at December 31, 2012.

Construction loans

Non-covered non-performing construction loans held-in-portfolio were $45 million at June 30, 2013, compared to $43 million at December 31, 2012. The increase of $2 million, or approximately 5%, was mainly driven by increases in the BPPR segment, as a result of loans reclassified from held-for-sale, in part offset by loans sale, collections, and charge-off activity. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased from 17.14% at December 31, 2012 to 15.11% at June 30, 2013.

Tables 38 and 39 present changes in non-performing construction loans held-in-portfolio for the quarters and six months ended June 30, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 38 – Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$45,036	$5,884	$37,390	$5,960
Plus:
Loans transferred from held-for-sale	—	—	14,152	—
Less:
Non-performing loans charged-off	(2,175)	—	(3,257)	—
Loans returned to accrual status / loan collections	(3,817)	(50)	(5,757)	(126)
Non-performing loans sold[1]	—	—	(3,484)	—

Ending balance NPLs	$39,044	$5,834	$39,044	$5,834

[1]	Includes write-downs of $1,846 of loans sold at BPPR during the quarter ended March 31, 2013.

Table 39 – Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$56,247	$13,223	$53,859	$42,427
Plus:
New non-performing loans	833	—	7,205	—
Advances on existing non-performing loans	145	204	145	329
Less:
Non-performing loans charged-off	(1,000)	—	(1,371)	(1,380)
Loans returned to accrual status / loan collections	(691)	(1,423)	(4,304)	(19,040)
Loans transferred to held-for-sale	—	—	—	(10,332)

Ending balance NPLs	$55,534	$12,004	$55,534	$12,004

For the quarter ended June 30, 2013, there were no additions of new construction non-performing loans held-in-portfolio at the BPPR and the BPNA segments. Total inflows to non-performing loans remained steady when compared to the quarter ended June 30, 2012, declining by $1 million as a result of the Corporation’s efforts to significantly reduce its construction loan exposure.

In the non-covered loans held-in-portfolio, there was one construction loan relationship greater than $10 million in non-performing status with an aggregate outstanding balance of approximately $11 million at June 30, 2013 and December 31, 2012.

Construction loan net charge-offs, excluding covered loans, for the quarter ended June 30, 2013, decreased by $3.3 million when compared with the quarter ended June 30, 2012, mainly driven by a decrease of $3.3 million in the BPPR segment, related to recoveries for the period of $4.5 million. For the quarter ended June 30, 2013, the charge-offs associated with construction loans individually evaluated for impairment amounted to $1.1 million in the BPPR segment and none in the BPNA segment. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses of the construction loans held-in-portfolio, excluding covered loans, amounted to $9 million, or 3.17% of that portfolio at June 30, 2013, compared with $7 million, or 2.94%, at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the construction loans category was 20.97% at June 30, 2013, compared with 17.14% at December 31, 2012.

Table 40 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 40 – Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-performing construction loans	$39,044	$37,390	$5,834	$5,960	$44,878	$43,350
Non-performing construction loans to construction loans HIP	15.22%	17.61%	14.40%	14.68%	15.11%	17.14%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Construction loan net charge-offs (recoveries)	$(2,294)	$985	$—	$(4)	$(2,294)	$981
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(3.73)%	2.11%	—%	(0.03)%	(3.31)%	1.67%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Construction loan net charge-offs (recoveries) [1]	$(1,939)	$614	$—	$162	$(1,939)	$776
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP[1]	(1.65)%	0.69%	—%	0.55%	(1.43)%	0.66%

[1]	Excludes write-downs of $1,846 of loans sold at BPPR during the first quarter of 2013.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $9 million, or 3.54% of non–covered construction loans held-in-portfolio at June 30, 2013, compared with $6 million, or 2.76%, at December 31, 2012. This increase in the allowance was primarily associated with a loan individually evaluated for impairment. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $338 thousand, or 0.83% of construction loans held-in-portfolio at June 30, 2013, compared with $2 million, or 3.86%, at December 31, 2012.

Construction loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payments plan. Construction loans modified in a TDR may also involve extending the interest-only payment period. At June 30, 2013, there were $10 million and $6 million of construction loan TDRs for the BPPR and BPNA segments, respectively, of which $7 million and $6 million, were in non-performing status, which remained stable when compared to December 31, 2012. There were no outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings in both the BPPR segment and the BPNA segments at June 30, 2013. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserves of $73 thousand for the BPPR segment and none for the BPNA segment at June 30, 2013. At December 31, 2012, there were no specific reserves for the BPPR and BPNA segments.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio were $28 million at June 30, 2013, compared with $41 million at December 31, 2012. The decrease of $13 million, or approximately 32%, was primarily driven by lower inflows to non-performing status and loan resolutions. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio increased from 10.60% at December 31, 2012 to 10.84% at June 30, 2013.

For the quarter ended June 30, 2013, additions to legacy loans in non-performing status amounted to $5 million, a decrease of $4 million, or 44%, compared with the same quarter in 2012. The decrease in the inflows of non-performing legacy loans reflects improvements in the overall loan credit performance.

Tables 41 and 42 present the changes in non-performing legacy loans held in-portfolio for the quarters and six months ended June 30, 2013 and 2012.

Table 41 – Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2013	For the six months ended June 30, 2013
(In thousands)	BPNA	BPNA
Beginning balance	$35,830	$40,741
Plus:
New non-performing loans	4,640	11,028
Advances on existing non-performing loans	4	8
Loans transferred from held-for-sale	—	400
Less:
Non-performing loans charged-off	(5,358)	(10,673)
Loans returned to accrual status / loan collections	(2,373)	(8,761)
Other	(4,309)	(4,309)

Ending balance NPLs	$28,434	$28,434

Table 42 – Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2012	For the six months ended June 30, 2012
(Dollars in thousands)	BPNA	BPNA
Beginning balance	$79,077	$75,660
Plus:
New non-performing loans	8,355	25,728
Advances on existing non-performing loans	1	17
Less:
Non-performing loans transferred to OREO	(65)	(3,435)
Non-performing loans charged-off	(8,271)	(16,760)
Loans returned to accrual status / loan collections	(9,797)	(11,238)
Loans transferred to held-for-sale	(14,570)	(15,242)

Ending balance NPLs	$54,730	$54,730

There were no legacy loan relationships greater than $10 million in non-accrual status at June 30, 2013 and at December 31, 2012.

For the quarter ended June 30, 2013, legacy net charge-offs decreased by $6.4 million when compared with the quarter ended June 30, 2012. Legacy loan net charge-offs to average non-covered loans held-in-portfolio ratio decreased from 3.92% for the quarter ended June 30, 2012 to (1.31%) for the quarter ended June 30, 2013, due to higher recoveries for the period. The improvement in net charge-offs was mainly driven by lower levels of problem loans and the stabilization of the U.S. economic environment. For the quarter ended June 30, 2013, the charge-offs associated with collateral dependent legacy loans amounted to approximately $603 thousand.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $20 million, or 7.62% of that portfolio at June 30, 2013, compared with $33 million, or 8.62%, at December 31, 2012. The decrease in the allowance for loan losses stems from sustained improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 70.26% at June 30, 2013, compared with 81.25% at December 31, 2012.

Legacy loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, reductions in the payment plan or other actions intended to maximize collection. At June 30, 2013, the Corporation’s legacy loans held-in-portfolio included a total of $4 million of loan modifications, compared to $6 million at December 31, 2012. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at June 30, 2013. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at June 30, 2013 and December 31, 2012.

Table 43 provides information on legacy non-performing loans and net charge-offs.

Table 43 – Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-performing legacy loans	$28,434	$40,741
Non-performing legacy loans to legacy loans HIP	10.84%	10.60%

	BPNA
	For the quarters ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
Legacy loan net charge-offs (recoveries)	$(917)	$5,459
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(1.31)%	3.92%

	BPNA
	For the six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012
Legacy loan net charge-offs	$211	9,017
Legacy loan net charge-offs (annualized) to average legacy loans HIP	0.14%	3.06%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $172 million at June 30, 2013, compared to $630 million at December 31, 2012. The decrease of $458 million was driven by reductions of $451 million and $7 million in the BPPR and BPNA segments, respectively. The decrease in the BPPR segment was principally due to the impact of the bulk loan sale with a book value of approximately $435 million. Excluding the impact of the sale, mortgage non-covered non-performing loans decreased by $16 million, reflective of stabilizing credit conditions.

Tables 44 and 45 present changes in non-performing mortgage loans held-in-portfolio for the quarters and six months ended June 30, 2013 and June 30, 2012.

Table 44 – Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$572,731	$27,993	$596,106	$34,024
Plus:
New non-performing loans	98,682	6,888	208,498	11,395
Less:
Non-performing loans transferred to OREO	(19,800)	(1,106)	(37,910)	(1,853)
Non-performing loans charged-off	(6,365)	(2,653)	(20,973)	(5,746)
Loans returned to accrual status / loan collections	(50,956)	(4,017)	(151,429)	(10,715)
Loans transferred to held-for-sale	(14,968)	—	(14,968)	—
Non-performing loans sold[1]	(434,607)	—	(434,607)	—

Ending balance NPLs	$144,717	$27,105	$144,717	$27,105

[1]	Includes write-downs of $199,502 of loans sold at BPPR during the quarter ended June 30, 2013.

Table 45 – Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2012		For the six months ended June 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$633,517	$33,700	$649,279	$37,223
Plus:
New non-performing loans	165,483	6,476	351,993	12,732
Less:
Non-performing loans transferred to OREO	(19,423)	(3,107)	(40,996)	(4,171)
Non-performing loans charged-off	(20,575)	(2,128)	(41,002)	(5,624)
Loans returned to accrual status / loan collections	(158,920)	(2,124)	(319,192)	(7,343)

Ending balance NPLs	$600,082	$32,817	$600,082	$32,817

Table 46 – Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-performing mortgage loans	$144,717	$596,106	$27,105	$34,024	$171,822	$630,130
Non-performing mortgage loans to mortgage loans HIP	2.72%	12.05%	2.10%	3.01%	2.60%	10.37%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Mortgage loan net charge-offs [1]	$12,589	$14,810	$3,018	$3,371	$15,607	$18,181
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP [1]	0.89%	1.28%	1.00%	1.37%	0.91%	1.30%

[1]	Excludes write-downs of $199,502 of loans sold at BPPR during the second quarter of 2013.

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Mortgage loan net charge-offs [1]	$29,362	$27,036	5,808	$8,599	$35,170	$35,635
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP [1]	1.09%	1.18%	1.00%	1.90%	1.07%	1.30%

[1]	Excludes write-downs of $199,502 of loans sold at BPPR during the second quarter of 2013.

For the quarter ended June 30, 2013, additions to mortgage non-performing loans at the BPPR and BPNA segments amounted to $99 million and $7 million, respectively. BPPR segment mortgage inflows to non-performing loans are at the lowest level in three years, decreasing by $66.8 million from the same period in 2012. Mortgage inflows to non-performing loans at the BPNA segment remained stable, increasing slightly by $412 thousand.

Mortgage loan net charge-offs, excluding covered loans and write-downs related to the non-performing loans sale, decreased by $2.6 million, for the quarter ended June 30, 2013, compared with the same period in 2012. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 1.30% for the quarter ended June 30, 2012 to 0.91% for the same period in 2013.

Net charge-offs at the BPPR segment, excluding the impact of the sale, were $12.6 million or 0.89% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $2.2 million from the second quarter of 2012. The bulk loans sale added $199.5 million in mortgage write-downs. For the quarter ended June 30, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $1.8 million in the BPPR segment.

Mortgage loans net charge-offs at the BPNA segment amounted to $3.0 million for the quarter ended June 30, 2013, a decrease of $353 thousand when compared to the same period in 2012. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 1.37% for the quarter ended June 30, 2012 to 1.00% for the same period in 2013. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $2.4 million, or 2.22% of average non-conventional mortgage loans held-in-portfolio for the quarter ended June 30, 2013, compared with $1.9 million, or 1.60% of average loans for the same period last year. For the quarter ended June 30, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $0.4 million in the BPNA segment.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $156 million, or 2.36% of that portfolio at June 30, 2013, compared with $149 million, or 2.46%, at December 31, 2012. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR segment totaled $123 million, or 2.31% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2013, compared with $119 million, or 2.41%, respectively, at December 31, 2012. This increase in the allowance was principally driven by the enhancements to the allowance for loan losses methodology as a result of the recalibration of the environmental factors adjustment, offset by a reserve release of $30 million related to the mortgage NPL sale. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $33 million, or 2.56% of mortgage loans held-in-portfolio at June 30, 2013, compared with $30 million, or 2.69%, at December 31, 2012. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $28 million, or 6.39% of that particular loan portfolio, compared with $25 million, or 5.60%, respectively, at December 31, 2012. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At June 30, 2013, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $495 million (including $188 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $57 million and $9 million, were in non-performing status. This compares to $624 million (including $148 million guaranteed by U.S. sponsored entities) and $54 million, respectively, of which $263 million and $10 million, were in non-performing status at December 31, 2012. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $36 million and $18 million for the BPPR and BPNA segments, respectively, at June 30, 2013, compared to $59 million and $16 million, respectively, at December 31, 2012.

Table 46 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Consumer loans

Consumer non-performing loans remained relatively stable from December 31, 2012 to June 30, 2013, increasing slightly by $309 thousand. Additions to consumer non-performing loans amounted to $21 million in the BPPR segment for the quarter ended June 30, 2013, compared with additions of $20 million in the second quarter of 2012.The additions to consumer non-performing loans in the BPNA segment amounted to $8 million for the quarters ended June 30, 2013 and 2012.

Consumer loan net charge-offs, excluding covered loans, decreased by $7.9 million, for the quarter ended June 30, 2013, compared with the same period in 2012, driven by reductions of $3.1 million and $4.8 million in the BPPR and BPNA segments, respectively, led by improved credit quality of the portfolios. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio decreased from 3.70% for the quarter ended June 30, 2012 to 2.68% for the quarter ended June 30, 2013.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $170 million, or 4.36% of that portfolio at June 30, 2013, compared to $131 million, or 3.39%, at December 31, 2012. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $141 million, or 4.31% of that portfolio at June 30, 2013, compared with $100 million, or 3.09%, at December 31, 2012. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $29 million, or 4.58% of consumer loans at June 30, 2013, compared with $31 million, or 4.94%, at December 31,

2012. The increase in the allowance for loan losses at the BPPR segment was principally due to an increase of $27 million and $13 million in the general and specific reserves, respectively, arising from the enhancements to the allowance for loan losses methodology and refinements of certain assumptions in the expected future cash flow analysis of consumer troubled debt restructures.

At June 30, 2013, the consumer loan TDRs for the BPPR and BPNA segments amounted to $129 million and $3 million, respectively, of which $10 million and $618 thousand, respectively, were in non-performing status, compared with $132 million and $3 million, respectively, of which $8 million and $643 thousand, respectively, were in non-performing status at December 31, 2012. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $31 million and $350 thousand for the BPPR and BPNA segments, respectively, at June 30, 2013, compared with $18 million and $107 thousand, respectively, at December 31, 2012.

Table 47 provides information on consumer non-performing loans and net charge-offs by segments.

Table 47 – Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Non-performing consumer loans	$31,433	$30,888	$9,634	$9,870	$41,067	$40,758
Non-performing consumer loans to consumer loans HIP	0.96%	0.96%	1.50%	1.56%	1.05%	1.05%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Consumer loan net charge-offs	$19,928	$23,055	$5,832	$10,596	$25,760	$33,651
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.46%	3.11%	3.80%	6.26%	2.68%	3.70%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Consumer loan net charge-offs	$39,929	$47,186	$11,985	$19,230	$51,914	$66,416
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.47%	3.18%	3.86%	5.61%	2.70%	3.64%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $3.0 million or 4.06% of those particular average loan portfolios for the quarter ended June 30, 2013, compared with $6.1 million or 7.08% for the quarter ended June 30, 2012. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2013 totaled $284 million with a related allowance for loan losses of $15 million, representing 5.32% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2012 totaled $312 million with a related allowance for loan losses of $17 million, representing 5.47% of that particular portfolio. At June 30, 2013, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $237 thousand and $291 thousand, respectively, representing 0.04% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At June 30, 2013, 49% are paying the minimum amount due on the home equity lines of credit. At June 30, 2013, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the covered and non-covered loans classified as TDRs according to their accruing status at June 30, 2013 and December 31, 2012.

Table 48 – TDRs Non-Covered Loans

	June 30, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$113,576	$78,690	$192,266
Construction	2,923	12,731	15,654
Legacy	—	3,949	3,949
Mortgage	482,338	65,347	547,685
Leases	1,423	2,395	3,818
Consumer	121,107	10,396	131,503

Total	$721,367	$173,508	$894,875

Table 49 – TDRs Non-Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$105,648	$208,119	$313,767
Construction	2,969	10,310	13,279
Legacy	—	5,978	5,978
Mortgage	405,063	273,042	678,105
Leases	1,726	3,155	4,881
Consumer	125,955	8,981	134,936

Total	$641,361	$509,585	$1,150,946

Table 50 – TDRs Covered Loans

	June 30, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,454	$11,785	$19,239
Construction	—	5,232	5,232
Mortgage	148	189	337
Consumer	362	38	400

Total	$7,964	$17,244	$25,208

Table 51 – TDRs Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$46,142	$4,071	$50,213
Construction	—	7,435	7,435
Mortgage	149	220	369
Consumer	517	106	623

Total	$46,808	$11,832	$58,640

The Corporation’s TDR loans totaled $895 million at June 30, 2013, a decrease of $256 million, or 22%, from December 31, 2012, mainly due to reductions of $130 million, or 19%, and $122 million or 39%, in the mortgage and commercial portfolios, respectively, primarily related to the bulk loan sales at the BPPR segment. TDRs in accruing status increased by $80 million from December 31, 2012, due to sustained borrower performance.

Refer to Note 7 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC decreased by $108 million from December 31, 2012 to June 30, 2013, mainly driven by decreases of $96 million and $12 million in the BPPR and BPNA segments, respectively.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $183 million at June 30, 2013, compared with $139 million at December 31, 2012. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the six months period ended June 30, 2013, the Corporation transferred $146 million of loans to other real estate, sold $189 million of foreclosed properties and recorded write-downs and other adjustments of approximately $23 million.

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

In the case of the BPPR segment, during the second quarter of 2013, appraisals of residential properties were subject to downward adjustments of up to approximately 17%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 10%.

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

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC Subtopic 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for loans individually evaluated for impairment. As explained in the Critical Accounting Policies / Estimates section of this MD&A, during the second quarter of 2013, the Corporation enhanced the estimation process for evaluating the adequacy of its allowance for loan losses for the Corporation’s commercial and construction loan portfolios by (i) incorporating risk ratings to the commercial, construction and legacy loan segmentation, and (ii) updating and enhancing the framework utilized to quantify and establish environmental factors adjustments. The enhancements to the allowance for loan losses (“ALL”) methodology resulted in a net increase to the allowance for loan losses of $11.8 million for the non-covered portfolio and $7.5 million for the covered portfolio.

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses at June 30, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 52 – Composition of ALLL

June 30, 2013
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$18,719	$1,401	$—	$1,399	$53,278	$31,254	$106,051
Impaired loans [1]	$334,861	$45,376	$13,368	$3,818	$435,205	$130,166	$962,794

Specific ALLL to impaired loans [1]	5.59%	3.09%	—%	36.64%	12.24%	24.01%	11.01%

General ALLL	$145,762	$8,009	$19,978	$7,524	$102,702	$138,736	$422,711
Loans held-in-portfolio, excluding impaired loans [1]	$9,582,979	$251,634	$248,860	$534,530	$6,168,382	$3,772,480	$20,558,865
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.52%	3.18%	8.03%	1.41%	1.66%	3.68%	2.06%

Total ALLL	$164,481	$9,410	$19,978	$8,923	$155,980	$169,990	$528,762
Total non-covered loans held-in-portfolio [1]	$9,917,840	$297,010	$262,228	$538,348	$6,603,587	$3,902,646	$21,521,659
ALLL to loans held-in-portfolio [1]	1.66%	3.17%	7.62%	1.66%	2.36%	4.36%	2.46%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2013, the general allowance on the covered loans amounted to $103 million while the specific reserve amounted to $3 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 53 – Composition of ALLL

December 31, 2012
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$17,348	$120	$—	$1,066	$74,667	$17,886	$111,087
Impaired loans [1]	$527,664	$41,809	$18,744	$4,881	$611,230	$133,377	$1,337,705
Specific ALLL to impaired loans [1]	3.29%	0.29%	—%	21.84%	12.22%	13.41%	8.30%

General ALLL	$280,334	$7,309	$33,102	$1,828	$74,708	$113,333	$510,614
Loans held-in-portfolio, excluding impaired loans [1]	$9,330,538	$211,048	$365,473	$535,642	$5,467,277	$3,735,509	$19,645,487
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	3.00%	3.46%	9.06%	0.34%	1.37%	3.03%	2.60%

Total ALLL	$297,682	$7,429	$33,102	$2,894	$149,375	$131,219	$621,701
Total non-covered loans held-in-portfolio [1]	$9,858,202	$252,857	$384,217	$540,523	$6,078,507	$3,868,886	$20,983,192
ALLL to loans held-in-portfolio [1]	3.02%	2.94%	8.62%	0.54%	2.46%	3.39%	2.96%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2012, the general allowance on the covered loans amounted to $100 million while the specific reserve amounted to $9 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At June 30, 2013, the allowance for loan losses, excluding covered loans, decreased by approximately $93 million from December 31, 2012. The ratio of the allowance for loan losses to loans held-in-portfolio, excluding covered loans, stood at 2.46% as of June 30, 2013, compared with 2.96% as of December 31, 2012. The general and specific reserves related to non-covered loans totaled $423 million and $106 million, respectively, at quarter-end, compared with $511 million and $111 million, respectively, as of December 31, 2012. The reduction in the allowance for loan losses was primarily due to the combined effect of the release related to the non-performing loans bulk sales, continued improvements in credit quality and economic trends, offset by enhancements in the allowance for loan losses methodology.

At June 30, 2013, the allowance for loan losses for non-covered loans at the BPPR segment totaled $394 million, or 2.51% of non-covered loans held-in-portfolio, compared with $445 million, or 2.92% of non-covered loans held-in-portfolio at December 31, 2012. Excluding the reserve release of $30.3 million related to the bulk sales, the decrease in the allowance reflects the net effect of positive credit quality trends, offset by a $22.6 million increase arising from the enhancements to the allowance for loan losses methodology.

The allowance for loan losses at the BPNA segment totaled $135 million, or 2.32% of loans held-in-portfolio, compared with $176 million, or 3.07% of loans held-in-portfolio at December 31, 2012. The decrease in the allowance for loan losses stems from sustained improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology. The combined effect of these enhancements resulted in a $10.8 million reserve decrease.

The following table presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at June 30, 2013 and December 31, 2012.

Table 54 – Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	June 30, 2013		December 31, 2012
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$623.5	$106.1	$897.6	$111.1
No valuation allowance required	339.3	—	440.1	—

Total impaired loans	$962.8	$106.1	$1,337.7	$111.1

With respect to the $339 million portfolio of impaired loans for which no allowance for loan losses was required at June 30, 2013, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans, excluding covered loans, during the quarters ended June 30, 2013 and June 30, 2012 were $1.0 billion and $1.2 billion, respectively. The Corporation recognized interest income on impaired loans of $10.1 million and $7.7 million, respectively, for the quarters ended June 30, 2013 and June 30, 2012.

The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended June 30, 2013 and 2012.

Table 55 – Activity in Specific ALLL for the Quarter Ended June 30, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$21,776	$135	$75,697	$—	$24,472	$1,662	$123,742
Provision for impaired loans	16,693	2,349	55,358	603	9,310	(263)	84,050
Less: Net charge-offs	(19,750)	(1,083)	(2,109)	(603)	(2,528)	—	(26,073)
Net write-downs	—	—	(75,668)	—	—	—	(75,668)

Specific allowance for loan losses at June 30, 2013	$18,719	$1,401	$53,278	$—	$31,254	$1,399	$106,051

Table 56 – Activity in Specific ALLL for the Quarter Ended June 30, 2012

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$12,998	$1,013	$40,946	$765	$18,990	$1,344	$76,056
Provision for impaired loans	17,462	421	22,317	588	666	(578)	40,876
Less: Net charge-offs	(23,630)	(1,000)	(3,540)	(1,254)	—	—	(29,424)

Specific allowance for loan losses at June 30, 2012	$6,830	$434	$59,723	$99	$19,656	$766	$87,508

For the quarter ended June 30, 2013, total charge-offs for individually evaluated impaired loans amounted to approximately $26.1 million, of which $24.8 million pertained to the BPPR segment and $1.3 million to the BPNA segment. Most of these charge-offs were related to the commercial loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 5% to 40% (including costs to sell). At June 30, 2013, the weighted average discount rate for the BPPR segment was 19%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At June 30, 2013, the weighted average discount rate for the BPNA segment was 30%.

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

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2013.

Table 57 – Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	190	$281,561	19%
Construction	16	42,002	25
Legacy	11	13,368	—

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended June 30, 2013 is presented in Table 58.

Table 58 – Impaired Construction Loans Relied Upon “As is” or “As Developed”

	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio [1]	15	$29,458	58%	4	$20,969	42%	93%

[1]	Includes $5 million of construction loans from the BPNA legacy portfolio.

At June 30, 2013, the Corporation accounted for $21 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $106 million at June 30, 2013. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $91 million at June 30, 2013, compared with $95 million at December 31, 2012; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $15 million, compared with $14 million at December 31, 2012.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has been going through a challenging economic cycle. Puerto Rico’s fiscal and economic situation is expected to continue to be difficult in 2013.

The gross product of Puerto Rico increased 0.1 % in fiscal 2012, the first positive growth in five years, according to the most recent data published by the Puerto Rico Planning Board. It’s most recent gross product projection for fiscal 2013, which ended in June 2013, is -0.4%.

Employment continues to be a challenge, with the economy losing 21,000 jobs during the year ending in May 2013, according to recently revised official labor-market figures. The May 2013 unemployment rate stood at 13.4% as compared to 13.7% in May 2012.

Puerto Rico continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. An unexpected rise in the price of oil could have a negative impact on the overall economy, as it is dependent on oil for most of its electricity and transportation. In general, the price of oil in the second quarter declined as compared to the previous quarter, with the price of crude declining from approximately $110 per barrel as of March 31, 2013 to $102 per barrel as of June 30 2013.

Also, loan demand in the Puerto Rico market continues to be sluggish. Lower loan demand could impact our level of earning assets and profitability. A slowdown in the economy could increase the level of non-performing assets and could adversely affect profitability.

In June 2013, the Puerto Rico Government approved the fiscal 2014 budget. Estimated spending, net of debt service refinancing amounting to approximately $575 million, is expected to amount to $9.8 billion. The projected deficit for fiscal 2014 is expected to decline to $820 million, which represents a decline of approximately $470 million compared to the estimated deficit for the previous fiscal year. The budget includes tax measures expected to result in approximately $1.4 billion in additional revenues. The primary sources of increased revenues include an expansion of the sales and use tax and new tax measures such as increases in corporate tax rates and the introduction of a new gross receipts tax and a tax on insurance underwriting premiums, while these measures should help the government in addressing its fiscal deficit, they could have a negative impact in the business sector and on economic growth.

General Fund net revenues for the month of May 2013 totaled $612 million, an increase of $15 million or 2.6%, compared with May 2012, according to the Puerto Rico Treasury Department. A critical risk regarding the Puerto Rico Government’s finances, is the probability of not meeting its fiscal 2014 tax revenue targets.

In addition to the adoption of the fiscal 2014 budget, the Puerto Rico Government has implemented other measures to strengthen its financial position, including reforming conclusively the public employees retirement system and completing the privatization of the international airport. These measures address concerns voiced previously by the rating agencies.

The Commonwealth’s general obligation debt is currently rated “Baa3” with a negative outlook by Moody’s Investors Service (“Moody’s”), “BBB-” with a negative outlook by Standard & Poor’s Ratings Services (“S&P”), and “BBB-” with a negative outlook by Fitch, Inc. (“Fitch”).

At June 30, 2013, the Corporation had $0.9 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $215 million were uncommitted lines of credit. Of the total credit facilities granted, $623 million were outstanding at June 30, 2013, of which $2.2 million were uncommitted lines of credit. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities.

Furthermore, at June 30, 2013, the Corporation had outstanding $201 million in obligations of Puerto Rico, States and political subdivisions as part of its investment securities portfolio. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $259 million at June 30, 2013 that are guaranteed by the Puerto Rico Housing Authority (December 31, 2012 – $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $908 million of residential mortgages and $162 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2013. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

The FASB issued ASU 2013-11 in July 2013 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures.

ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”)

The FASB issued ASU 2013-10 in July 2013 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815.

The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

The Corporation adopted the provisions of this guidance in the first quarter of 2013 and elected to present these disclosures on the notes to the financial statements. Refer to note 19 to the consolidated financial statements for the related disclosures. The adoption of this ASU does not have an impact on the Corporation’s consolidated financial statements.

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

The Corporation adopted this guidance on the first quarter of 2013 which impacts presentation disclosures only and does not have an impact on the Corporation’s consolidated financial statements. Refer to note 16 to the consolidated financial statements for the related disclosures.

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

The Corporation adopted the provisions of this guidance on the first quarter of 2013, and has not had a material effect on the Corporation’s consolidated financial statements as of June 30, 2013.

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

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and have not had an impact on the Corporation’s consolidated financial statements as of June 30, 2013.

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

The provisions of this guidance which impacts presentation disclosure only was adopted in the first quarter of 2013 and did not have an impact on the Corporation’s statements of financial condition or results of operations. Refer to note 16 to the consolidated financial statements for the related disclosures.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, “Commitments and Contingencies”, to the Consolidated Financial Statements.

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

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2012 Annual Report, except for the risks described below.

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

Separately, in November 2010, EVERTEC submitted a final voluntary self-disclosure to OFAC regarding the processing of certain Cuba related credit card transactions involving Costa Rica and Venezuela that EVERTEC believed could not be rejected under governing local law and policies, but which nevertheless may have not been consistent with the CACR. The voluntary self-disclosure also covered the transmission, through EVERTEC’s Costa Rica subsidiary, of data relating to debit card payment initiated by non-sanctioned persons traveling to Cuba. Notwithstanding the risk of violations of applicable governing local law and policies, around September 2010, EVERTEC ceased processing the credit card transactions and transmitting the data referred to in the two preceding sentences.

Additionally, in August 2013, we submitted a voluntary self-disclosure to OFAC regarding certain debit card transactions that originated from merchants in Cuba routed by Tarjetas y Transacciones en Red, TRANRED, C.A. (“Tranred”), which at the time was our subsidiary, on behalf of a Venezuelan bank customer. Because Tranred understood its Venezuelan customers issued debit cards for local Venezuelan transactions only, Tranred had not established screening for debit card transactions. Immediately upon discovery of the Cuba-originating transactions, Tranred implemented a new control filter in its debit card transaction routing system to prevent the routing of any transaction originating in Cuba. On July 31, 2013, Popular completed the sale of Tranred to a third party.

We have agreed to indemnify EVERTEC for claims or damages related to the economic sanctions regulations administered by OFAC, including the potential violations of the CACR described above. We cannot predict the timing, total costs or ultimate outcome of any OFAC review, or to what extent, if at all, we could be subject to indemnification claims, fines, sanctions or other penalties.

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

Under the terms of the loss share agreements, BPPR is also required to deliver certain certificates regarding compliance with the terms of each of the loss share agreements and the computations required thereunder. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. BPPR believes that it has complied with the terms and conditions regarding the management of the covered assets. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets and fully recover the value of our loss share asset.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including for charge-offs for certain late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claims related to the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for $71.1 million of loss-share claims because of a difference of approximately $26.2 million related to the methodology for the computation of charge-offs for certain late stage real-estate-collateral-dependent loans. In accordance with the terms of the loss share agreements, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms with its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs.

Subsequent to June 30, 2012, the FDIC has not accepted for reimbursement any shared-loss claims, whether or not they related to late stage real-estate-collateral-dependent loans. As a result, as of June 30, 2013, BPPR had unreimbursed shared-loss claims of $451.1 million under the commercial loss share agreement with the FDIC relating to periods subsequent to June 30, 2012, including unreimbursed claims of approximately $287.1 million related to late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets, as described above. If the reimbursement amount for these claims for periods from June 30, 2012 through June 30, 2013 were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $102.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for costs to sell troubled assets. The review board, which will be comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected either by those arbitrators or by the American Arbitration Association, will be selected to consider BPPR’s statement of claim and the statement of the FDIC.

To the extent we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration, in the quarter ending June 30, 2015, of the FDIC’s obligation to reimburse BPPR under commercial loss share agreement, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of June 30, 2013, the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2013 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	139,854	$28.62	—	—
June 1 – June 30	—	—	—	—

Total June 30, 2013	139,854	$28.62	—	—

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	Letter Amendment to the Agreement and Plan of Merger dated as of July 31, 2013 among Popular, Inc., EVERTEC Group, LLC and AP Carib Holdings, Ltd (1)

10.1	Compensation Agreement Mr. Goel (1)

10.2	Compensation Agreement Mr. Bacardí (1)

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: August 8, 2013	By:	/s/ Carlos J. Vázquez

Carlos J. Vázquez

Senior Executive Vice President & Chief Financial Officer

Date: August 8, 2013	By:	/s/ Jorge J. García

Jorge J. García

Senior Vice President & Corporate Comptroller