Form 10-Q
period 2013-09-30
POPULAR INC
filed 2013-11-12
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,349,416 shares outstanding as of November 4, 2013.

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

Various factors, some of which are beyond Popular’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on our businesses, business practices and cost of operations;

•	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•	the resolution of our dispute with the FDIC under our loss share agreement entered into in connection with the Westernbank-FDIC assisted transaction; and

•	possible legislative, tax or regulatory changes.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$368,590	$439,363

Money market investments:
Federal funds sold	—	33,515
Securities purchased under agreements to resell	222,396	213,462
Time deposits with other banks	739,392	838,603

Total money market investments	961,788	1,085,580

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	311,597	271,624
Other trading securities	27,251	42,901
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,374,939	1,603,693
Other investment securities available-for-sale	3,761,679	3,480,508
Investment securities held-to-maturity, at amortized cost (fair value 2013 - $119,249; 2012 - $144,233)	140,355	142,817
Other investment securities, at lower of cost or realizable value (realizable value 2013 - $201,349; 2012 - $187,501)	198,864	185,443
Loans held-for-sale, at lower of cost or fair value	124,532	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	21,520,054	21,080,005
Loans covered under loss sharing agreements with the FDIC	3,076,009	3,755,972
Less - Unearned income	92,871	96,813
Allowance for loan losses	642,928	730,607

Total loans held-in-portfolio, net	23,860,264	24,008,557

FDIC loss share asset	1,324,711	1,399,098
Premises and equipment, net	519,623	535,793
Other real estate not covered under loss sharing agreements with the FDIC	135,502	266,844
Other real estate covered under loss sharing agreements with the FDIC	159,968	139,058
Accrued income receivable	122,881	125,728
Mortgage servicing assets, at fair value	161,445	154,430
Other assets	1,803,478	1,569,578
Goodwill	647,757	647,757
Other intangible assets	46,892	54,295

Total assets	$36,052,116	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$5,762,554	$5,794,629
Interest bearing	20,632,500	21,205,984

Total deposits	26,395,054	27,000,613

Federal funds purchased and assets sold under agreements to repurchase	1,793,208	2,016,752
Other short-term borrowings	826,200	636,200
Notes payable	1,544,696	1,777,721
Other liabilities	1,099,073	966,249

Total liabilities	31,658,231	32,397,535

Commitments and contingencies (See Note 21)

Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,365,275 shares issued (2012 - 103,193,303) and 103,327,146 shares outstanding (2012 - 103,169,806)	1,034	1,032
Surplus	4,155,244	4,150,294
Retained earnings	445,330	11,826
Treasury stock - at cost, 38,129 shares (2012 - 23,497)	(877)	(444)
Accumulated other comprehensive loss, net of tax	(257,006)	(102,868)

Total stockholders’ equity	4,393,885	4,110,000

Total liabilities and stockholders’ equity	$36,052,116	$36,507,535

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2013	2012	2013	2012
Interest income:
Loans	$392,195	$387,949	$1,173,046	$1,166,393
Money market investments	848	862	2,632	2,774
Investment securities	33,561	40,412	107,490	130,212
Trading account securities	5,242	5,815	16,212	17,669

Total interest income	431,846	435,038	1,299,380	1,317,048

Interest expense:
Deposits	31,848	43,022	105,968	143,297
Short-term borrowings	9,564	9,876	29,113	36,503
Long-term debt	36,228	37,701	108,061	112,032

Total interest expense	77,640	90,599	243,142	291,832

Net interest income	354,206	344,439	1,056,238	1,025,216
Provision for loan losses - non-covered loans	55,230	83,589	485,438	247,846
Provision for loan losses - covered loans	17,433	22,619	60,489	78,284

Net interest income after provision for loan losses	281,543	238,231	510,311	699,086

Service charges on deposit accounts	43,096	45,858	130,755	138,577
Other service fees	58,584	57,954	173,559	172,582
Mortgage banking activities	18,896	21,847	57,281	60,418
Net gain (loss) and valuation adjustments on investment securities	—	64	5,856	(285)
Trading account (loss) profit	(6,607)	5,443	(11,936)	6,040
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	3,454	(1,205)	(54,532)	(30,459)
Adjustments (expense) to indemnity reserves on loans sold	(2,387)	(8,717)	(30,162)	(17,990)
FDIC loss share (expense) income	(14,866)	(6,707)	(44,887)	(19,387)
Other operating income	191,789	16,837	393,445	71,236

Total non-interest income	291,959	131,374	619,379	380,732

Operating expenses:
Personnel costs	116,839	111,550	347,507	349,377
Net occupancy expenses	24,711	23,615	72,292	71,143
Equipment expenses	11,768	11,447	35,561	33,688
Other taxes	17,749	12,666	44,623	38,178
Professional fees	72,039	70,952	212,500	206,692
Communications	6,558	6,500	20,034	20,276
Business promotion	14,982	14,924	43,461	44,754
FDIC deposit insurance	16,100	24,173	44,883	72,006
Loss on early extinguishment of debt	3,388	43	3,388	25,184
Other real estate owned (OREO) expenses	17,175	5,896	69,678	22,441
Other operating expenses	22,822	22,786	68,553	73,456
Amortization of intangibles	2,468	2,481	7,403	7,605

Total operating expenses	326,599	307,033	969,883	964,800

Income before income tax	246,903	62,572	159,807	115,018
Income tax expense (benefit)	17,768	15,384	(276,489)	(46,317)

Net Income	$229,135	$47,188	$436,296	$161,335

Net Income Applicable to Common Stock	$228,204	$46,257	$433,504	$158,543

Net Income per Common Share - Basic	$2.22	$0.45	$4.22	$1.55

Net Income per Common Share - Diluted	$2.22	$0.45	$4.21	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarters ended, September 30,		Nine months ended, September 30,
(In thousands)	2013	2012	2013	2012
Net income	$229,135	$47,188	$436,296	$161,335

Other comprehensive loss before tax:
Foreign currency translation adjustment	(2,013)	(120)	(3,942)	(1,066)
Amortization of net losses of pension and postretirement benefit plans	6,168	6,289	18,506	18,868
Amortization of prior service cost of pension and postretirement benefit plans	—	(50)	—	(150)
Unrealized holding losses on investments arising during the period	(33,091)	(6,567)	(177,560)	(33,022)
Reclassification adjustment for losses included in net income	—	(64)	—	285
Unrealized net (losses) gains on cash flow hedges	(3,496)	(6,285)	2,286	(12,612)
Reclassification adjustment for net (gains) losses included in net income	(1,456)	3,701	(4,652)	9,677

Other comprehensive loss before tax	(33,888)	(3,096)	(165,362)	(18,020)
Income tax benefit	2,921	244	11,224	1,133

Total other comprehensive loss, net of tax	(30,967)	(2,852)	(154,138)	(16,887)

Comprehensive income, net of tax	$198,168	$44,336	$282,158	$144,448

Tax effect allocated to each component of other comprehensive loss:

	Quarters ended September 30,		Nine months ended, September 30,
(In thousands)	2013	2012	2013	2012
Amortization of net losses of pension and postretirement benefit plans	$(2,406)	$(1,740)	$(7,219)	$(5,220)
Amortization of prior service cost of pension and postretirement benefit plans	—	15	—	45
Unrealized holding losses on investments arising during the period	3,588	1,193	17,479	5,428
Unrealized net (losses) gains on cash flow hedges	1,171	1,886	(850)	3,783
Reclassification adjustment for net (gains) losses included in net income	568	(1,110)	1,814	(2,903)

Income tax benefit	$2,921	$244	$11,224	$1,133

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	(Accumulated deficit) retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2011	$1,026	$50,160	$4,123,898	$(212,726)	$(1,057)	$(42,548)	$3,918,753
Net income				161,335			161,335
Issuance of stock	5		7,783				7,788
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(276)		(276)
Common stock reissuance					1,063		1,063
Other comprehensive loss, net of tax						(16,887)	(16,887)

Balance at September 30, 2012	$1,031	$50,160	$4,131,681	$(54,183)	$(270)	$(59,435)	$4,068,984

Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net income				436,296			436,296
Issuance of stock	2		4,950				4,952
Dividends declared:
Preferred stock				(2,792)			(2,792)
Common stock purchases					(466)		(466)
Common stock reissuance					33		33
Other comprehensive loss, net of tax						(154,138)	(154,138)

Balance at September 30, 2013	$1,034	$50,160	$4,155,244	$445,330	$(877)	$(257,006)	$4,393,885

Disclosure of changes in number of shares:	September 30, 2013	September 30, 2012
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock - Issued:
Balance at beginning of period	103,193,303	102,634,640
Issuance of stock	171,972	477,665

Balance at end of the period	103,365,275	103,112,305
Treasury stock	(38,129)	(15,162)

Common Stock - Outstanding	103,327,146	103,097,143

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$436,296	$161,335

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	545,927	326,130
Amortization of intangibles	7,403	7,605
Depreciation and amortization of premises and equipment	37,056	34,953
Net accretion of discounts and amortization of premiums and deferred fees	(48,195)	(22,118)
Fair value adjustments on mortgage servicing rights	6,862	7,217
FDIC loss share expense	44,887	19,387
Amortization of prepaid FDIC assessment	—	30,157
Adjustments (expense) to indemnity reserves on loans sold	30,162	17,990
Earnings from investments under the equity method	(42,740)	(28,748)
Deferred income tax benefit	(303,038)	(150,201)
(Gain) loss on:
Disposition of premises and equipment	(3,060)	(8,253)
Sale and valuation adjustments of investment securities	—	285
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	37,564	(18,569)
Sale of stock in equity method investee	(312,589)	—
Sale of other assets	—	(2,545)
Sale of foreclosed assets, including write-downs	45,045	4,147
Acquisitions of loans held-for-sale	(15,335)	(288,844)
Proceeds from sale of loans held-for-sale	168,046	242,088
Net disbursements on loans held-for-sale	(1,169,094)	(860,804)
Net (increase) decrease in:
Trading securities	1,193,265	849,304
Accrued income receivable	2,847	(8,735)
Other assets	(610)	(30,247)
Net increase (decrease) in:
Interest payable	(9,480)	(7,553)
Pension and other postretirement benefit obligation	6,459	24,156
Other liabilities	(22,590)	(23,112)

Total adjustments	198,792	113,690

Net cash provided by operating activities	635,088	275,025

Cash flows from investing activities:
Net decrease in money market investments	123,792	450,511
Purchases of investment securities:
Available-for-sale	(1,661,080)	(1,284,834)
Held-to-maturity	(250)	(250)
Other	(145,691)	(152,607)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,576,112	1,166,618
Held-to-maturity	4,278	4,398
Other	132,270	119,098
Proceeds from sale of investment securities:
Available-for-sale	—	8,031
Net repayments on loans	1,014,907	687,582
Proceeds from sale of loans	310,767	51,677
Acquisition of loan portfolios	(1,727,454)	(1,051,588)
Net payments from FDIC under loss sharing agreements	52,758	327,739
Return of capital from equity method investments	438	130,580
Proceeds from sale of stock in equity method investee	363,492	—
Mortgage servicing rights purchased	(45)	(1,620)
Acquisition of premises and equipment	(27,214)	(34,336)
Proceeds from sale of:
Premises and equipment	9,438	20,612
Other productive assets	—	1,026
Foreclosed assets	200,546	142,019

Net cash provided by investing activities	227,064	584,656

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(642,427)	(1,624,634)
Federal funds purchased and assets sold under agreements to repurchase	(223,544)	(196,533)
Other short-term borrowings	190,000	910,000
Payments of notes payable	(331,835)	(72,815)
Proceeds from issuance of notes payable	73,154	61,331
Proceeds from issuance of common stock	4,952	7,788
Dividends paid	(2,792)	(2,482)
Net payments for repurchase of common stock	(433)	(276)

Net cash used in financing activities	(932,925)	(917,621)

Net decrease in cash and due from banks	(70,773)	(57,940)
Cash and due from banks at beginning of period	439,363	535,282

Cash and due from banks at end of period	$368,590	$477,342

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States, the Caribbean and Latin America. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 33 to the consolidated financial statements presents information about the Corporation’s business segments.

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

Certain reclassifications have been made to the 2012 consolidated financial statements and notes to the financial statements to conform with the 2013 presentation. During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. Refer to Note 23 “Related party transactions with affiliated company / joint venture” for additional information.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

The FASB issued ASU 2013-11 in July 2013 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures.

ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”)

The FASB issued ASU 2013-10 in July 2013 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815.

The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

The adoption of this guidance has not had a material effect on its consolidated statements of financial condition or results of operations.

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

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

Note 3 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $963 million at September 30, 2013 (December 31, 2012 - $952 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At September 30, 2013 the Corporation held $44 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2012 - $41 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	September 30, 2013	December 31, 2012
Investment securities available-for-sale, at fair value	$1,421,432	$1,606,683
Investment securities held-to-maturity, at amortized cost	35,000	25,000
Loans held-for-sale measured at lower of cost or fair value	1,108	132
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	441,933	452,631
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,936,504	8,358,456

Total pledged assets	$10,835,977	$10,442,902

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At September 30, 2013, the Corporation had $ 1.0 billion in investment securities available-for-sale and $ 0.6 billion in loans that served as collateral to secure public funds (December 31, 2012 - $ 1.2 billion and $ 0.3 billion, respectively).

At September 30, 2013, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $2.8 billion (December 31, 2012 - $2.8 billion). Refer to Note 15 to the consolidated financial statements for borrowings outstanding under these credit facilities. At September 30, 2013, the credit facilities authorized with the FHLB were collateralized by $ 3.8 billion in loans held-in-portfolio (December 31, 2012 - $ 3.8 billion). Also, at September 30, 2013, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $3.4 billion, which remained unused as of such date ( December 31, 2012 - $3.1 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At September 30, 2013, the credit facilities with the Fed discount window were collateralized by $ 5.0 billion in loans held-in-portfolio (December 31, 2012 - $ 4.7 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at September 30, 2013 trades receivables from brokers and counterparties amounting to $62 million were pledged to secure repurchase agreements (December 31, 2012 - $133 million).

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale.

	At September 30, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$15,000	$—	$—	$15,000	0.07%
After 1 to 5 years	26,669	2,259	—	28,928	3.85

Total U.S. Treasury securities	41,669	2,259	—	43,928	2.49

Obligations of U.S. Government sponsored entities
Within 1 year	43,130	182	—	43,312	1.47
After 1 to 5 years	506,739	1,951	4,661	504,029	1.38
After 5 to 10 years	736,292	157	19,785	716,664	1.53
After 10 years	23,000	—	1,606	21,394	3.11

Total obligations of U.S. Government sponsored entities	1,309,161	2,290	26,052	1,285,399	1.50

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,234	45	99	6,180	4.67
After 5 to 10 years	7,820	—	107	7,713	4.88
After 10 years	54,585	—	12,551	42,034	5.92

Total obligations of Puerto Rico, States and political subdivisions	68,639	45	12,757	55,927	5.69

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	5,865	101	—	5,966	1.74
After 5 to 10 years	22,433	638	—	23,071	2.93
After 10 years	2,535,653	25,049	55,995	2,504,707	2.05

Total collateralized mortgage obligations - federal agencies	2,563,951	25,788	55,995	2,533,744	2.06

Collateralized mortgage obligations - private label
After 10 years	877	10	—	887	3.76

Total collateralized mortgage obligations - private label	877	10	—	887	3.76

Mortgage-backed securities
Within 1 year	756	45	—	801	3.40
After 1 to 5 years	7,235	348	—	7,583	4.85
After 5 to 10 years	76,962	3,786	1,106	79,642	4.21
After 10 years	1,053,560	56,873	2,855	1,107,578	3.96

Total mortgage-backed securities	1,138,513	61,052	3,961	1,195,604	3.98

Equity securities (without contractual maturity)	6,506	2,466	186	8,786	3.35

Other
After 1 to 5 years	9,727	—	263	9,464	1.68
After 10 years	2,802	77	—	2,879	3.60

Total other	12,529	77	263	12,343	2.11

Total investment securities available-for-sale	$5,141,845	$93,987	$99,214	$5,136,618	2.40%

	At December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
Within 1 year	$7,018	$20	$—	$7,038	1.67%
After 1 to 5 years	27,236	2,964	—	30,200	3.83

Total U.S. Treasury securities	34,254	2,984	—	37,238	3.39

Obligations of U.S. Government sponsored entities
Within 1 year	460,319	7,614	—	467,933	3.82
After 1 to 5 years	167,177	2,057	—	169,234	1.59
After 5 to 10 years	456,480	3,263	592	459,151	1.74

Total obligations of U.S. Government sponsored entities	1,083,976	12,934	592	1,096,318	2.60

Obligations of Puerto Rico, States and political subdivisions
Within 1 year	5,220	26	—	5,246	3.08
After 1 to 5 years	6,254	130	39	6,345	4.65
After 5 to 10 years	5,513	—	36	5,477	3.79
After 10 years	37,265	648	—	37,913	5.38

Total obligations of Puerto Rico, States and political subdivisions	54,252	804	75	54,981	4.91

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,927	35	—	4,962	1.48
After 5 to 10 years	39,897	1,794	—	41,691	2.94
After 10 years	2,270,184	50,740	512	2,320,412	2.21

Total collateralized mortgage obligations - federal agencies	2,315,008	52,569	512	2,367,065	2.22

Collateralized mortgage obligations - private label
After 10 years	2,414	59	—	2,473	4.59

Total collateralized mortgage obligations - private label	2,414	59	—	2,473	4.59

Mortgage-backed securities
Within 1 year	288	13	—	301	3.47
After 1 to 5 years	3,838	191	—	4,029	4.12
After 5 to 10 years	81,645	6,207	—	87,852	4.71
After 10 years	1,297,585	93,509	129	1,390,965	4.18

Total mortgage-backed securities	1,383,356	99,920	129	1,483,147	4.21

Equity securities (without contractual maturity)	6,507	909	10	7,406	3.46

Other
After 1 to 5 years	9,992	—	207	9,785	1.67
After 5 to 10 years	18,032	3,675	—	21,707	11.00
After 10 years	3,945	136	—	4,081	3.62

Total other	31,969	3,811	207	35,573	7.17

Total investment securities available-for-sale	$4,911,736	$173,990	$1,525	$5,084,201	2.94%

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

There were no sales of investment securities available-for-sale during the nine months ended September 30, 2013. Proceeds from the sale of investments available-for-sale for the nine months ended September 30, 2012 were $8.0 million.

Gross realized gains and losses on the sale of investment securities available-for-sale were as follows:

	For the quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Gross realized gains	$—	$65	$—	$65

Gross realized losses	—	(2)	—	(350)

Net realized gains (losses) on sale of investment securities available-for-sale	$—	$63	$—	$(285)

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	At September 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$999,439	$25,867	$3,252	$185	$1,002,691	$26,052
Obligations of Puerto Rico, States and political subdivisions	50,477	12,683	1,971	74	52,448	12,757
Collateralized mortgage obligations - federal agencies	1,439,297	53,316	54,407	2,679	1,493,704	55,995
Mortgage-backed securities	57,035	3,928	902	33	57,937	3,961
Equity securities	1,642	186	—	—	1,642	186
Other	9,464	263	—	—	9,464	263

Total investment securities available-for-sale in an unrealized loss position	$2,557,354	$96,243	$60,532	$2,971	$2,617,886	$99,214

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$139,278	$592	$—	$—	$139,278	$592
Obligations of Puerto Rico, States and political subdivisions	6,229	44	2,031	31	8,260	75
Collateralized mortgage obligations - federal agencies	170,136	512	—	—	170,136	512
Mortgage-backed securities	7,411	90	983	39	8,394	129
Equity securities	—	—	51	10	51	10
Other	9,785	207	—	—	9,785	207

Total investment securities available-for-sale in an unrealized loss position	$332,839	$1,445	$3,065	$80	$335,904	$1,525

As of September 30, 2013, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $99 million, driven by obligations from the U.S. Government sponsored entities, US Agency Collateralized Mortgage Obligations, and Obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the US Agency guarantee. The portfolio of Obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality review on these issuers.

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

At September 30, 2013, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At September 30, 2013, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis. Also, management evaluated the Corporation’s portfolio of equity securities at September 30, 2013. No other-than-temporary impairment losses on equity securities were recorded during the quarters ended September 30, 2013 and September 30, 2012. Management has the intent and ability to hold the investments in equity securities that are at a loss position at September 30, 2013, for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

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

	September 30, 2013		December 31, 2012
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,307,890	$2,277,592	$1,594,933	$1,634,927
FHLB	339,910	331,972	520,127	528,287
Freddie Mac	1,178,266	1,172,096	1,198,969	1,221,863

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity.

	At September 30, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,570	$—	$33	$2,537	5.80%
After 1 to 5 years	22,060	—	1,143	20,917	3.73
After 5 to 10 years	20,015	—	5,354	14,661	6.06
After 10 years	69,088	54	13,721	55,421	2.43

Total obligations of Puerto Rico, States and political subdivisions	113,733	54	20,251	93,536	3.40

Collateralized mortgage obligations - federal agencies
After 10 years	122	7	—	129	5.45

Total collateralized mortgage obligations - federal agencies	122	7	—	129	5.45

Other
Within 1 year	26,000	—	913	25,087	3.41
After 1 to 5 years	500	—	3	497	1.39

Total other	26,500	—	916	25,584	3.37

Total investment securities held-to-maturity	$140,355	$61	$21,167	$119,249	3.40%

	At December 31, 2012
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$2,420	$8	$—	$2,428	5.74%
After 1 to 5 years	21,335	520	19	21,836	3.63
After 5 to 10 years	18,780	866	5	19,641	6.03
After 10 years	73,642	449	438	73,653	5.35

Total obligations of Puerto Rico, States and political subdivisions	116,177	1,843	462	117,558	5.15

Collateralized mortgage obligations - federal agencies
After 10 years	140	4	—	144	5.00

Total collateralized mortgage obligations - federal agencies	140	4	—	144	5.00

Other
Within 1 year	250	—	—	250	0.86
After 1 to 5 years	26,250	31	—	26,281	3.40

Total other	26,500	31	—	26,531	3.38

Total investment securities held-to-maturity	$142,817	$1,878	$462	$144,233	4.82%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	At September 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$61,797	$13,515	$12,039	$6,736	$73,836	$20,251
Other	24,334	916	—	—	24,334	916

Total investment securities held-to-maturity in an unrealized loss position	$86,131	$14,431	$12,039	$6,736	$98,170	$21,167

	At December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$2,365	$35	$19,118	$427	$21,483	$462

Total investment securities held-to-maturity in an unrealized loss position	$2,365	$35	$19,118	$427	$21,483	$462

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at September 30, 2013 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $64 million of securities issued by three Municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $40 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Commercial multi-family	$1,146,929	$1,021,780
Commercial real estate non-owner occupied	2,881,959	2,634,432
Commercial real estate owner occupied	2,217,503	2,608,450
Commercial and industrial	3,599,086	3,593,540
Construction	293,220	252,857
Mortgage	6,613,133	6,078,507
Leasing	539,290	540,523
Legacy[2]	235,645	384,217
Consumer:
Credit cards	1,174,330	1,198,213
Home equity lines of credit	485,614	491,035
Personal	1,361,340	1,388,911
Auto	658,826	561,084
Other	220,308	229,643

Total loans held-in-portfolio[1]	$21,427,183	$20,983,192

[1]	Non-covered loans held-in-portfolio at September 30, 2013 are net of $93 million in unearned income and exclude $125 million in loans held-for-sale (December 31, 2012 - $97 million in unearned income and $354 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Commercial real estate	$1,725,153	$2,077,411
Commercial and industrial	128,698	167,236
Construction	201,437	361,396
Mortgage	965,779	1,076,730
Consumer	54,942	73,199

Total loans held-in-portfolio	$3,076,009	$3,755,972

The following table provides a breakdown of loans held-for-sale (“LHFS”) at September 30, 2013 and December 31, 2012 by main categories.

(In thousands)	September 30, 2013	December 31, 2012
Commercial	$—	$16,047
Construction	—	78,140
Legacy	1,680	2,080
Mortgage	122,852	258,201

Total loans held-for-sale	$124,532	$354,468

During the quarter and nine months ended September 30, 2013, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $199 million and $1.7 billion, respectively (September 30, 2012 - $453 million and $1.1 billion, respectively). Also, the Corporation recorded purchases of $42 million in consumer loans during the nine months ended September 30, 2013 (September 30, 2012 - $230 million). In addition, during the quarter and nine months ended September 30, 2013, the Corporation recorded purchases of commercial loans amounting to $5 million and $8 million, respectively, and there were no purchases during the quarter and nine months ended September 30, 2012. There were no purchases of construction loans during the quarter and nine months ended September 30, 2013 (September 30, 2012 - $0.1 million and $1 million, respectively).

The Corporation performed whole-loan sales involving approximately $60 million and $614 million of residential mortgage loans during the quarter and nine months ended September 30, 2013, respectively (September 30, 2012 - $94 million and $238 million, respectively). These sales included $435 million from the bulk sale of non-performing mortgage loans, completed during the quarter ended June 30, 2013. Also, the Corporation securitized approximately $ 200 million and $ 767 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2013, respectively (September 30, 2012 - $ 181 million and $ 576 million, respectively). Furthermore, the Corporation securitized approximately $ 102 million and $ 354 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and nine months ended September 30, 2013, respectively (September 30, 2012 - $ 107 million and $ 238 million, respectively). Also, the Corporation securitized approximately $ 1 million and $ 28 million of mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and nine months ended September 30, 2013 (September 30, 2012 - $ 20 million and $ 20 million, respectively). The Corporation sold commercial and construction loans with a book value of approximately $6 million and $413 million during the quarter and nine months ended September 30, 2013, respectively (September 30, 2012 - $9 million and $48 million, respectively). These sales included $401 million from the bulk sale of non-performing commercial and construction loans during the quarter ended March 31, 2013.

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at September 30, 2013 and December 31, 2012. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At September 30, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$9,394	$—	$21,779	$—	$31,173	$—
Commercial real estate non-owner occupied	41,860	—	54,707	—	96,567	—
Commercial real estate owner occupied	97,237	—	26,792	—	124,029	—
Commercial and industrial	56,078	806	8,193	—	64,271	806
Construction	23,019	—	5,763	—	28,782	—
Mortgage[2][3]	177,835	392,650	25,373	—	203,208	392,650
Leasing	3,716	—	—	—	3,716	—
Legacy	—	—	24,206	—	24,206	—
Consumer:
Credit cards	—	19,785	482	—	482	19,785
Home equity lines of credit	—	43	7,676	—	7,676	43
Personal	17,477	41	1,340	—	18,817	41
Auto	9,464	—	3	—	9,467	—
Other	5,173	547	6	—	5,179	547

Total[1]	$441,253	$413,872	$176,320	$—	$617,573	$413,872

[1]	For purposes of this table non-performing loans exclude $ 2 million in non-performing loans held-for-sale.
[2]	Non-covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $113 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2013. Furthermore, the Corporation has approximately $25 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2012
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$15,816	$—	$18,435	$—	$34,251	$—
Commercial real estate non-owner occupied	66,665	—	78,140	—	144,805	—
Commercial real estate owner occupied	315,534	—	31,931	—	347,465	—
Commercial and industrial	124,717	529	14,051	—	138,768	529
Construction	37,390	—	5,960	—	43,350	—
Mortgage	596,105	364,387	34,025	—	630,130	364,387
Leasing	4,865	—	—	—	4,865	—
Legacy	—	—	40,741	—	40,741	—
Consumer:
Credit cards	—	22,184	505	—	505	22,184
Home equity lines of credit	—	312	7,454	—	7,454	312
Personal	19,300	23	1,905	—	21,205	23
Auto	8,551	—	4	—	8,555	—
Other	3,036	469	3	—	3,039	469

Total[1]	$1,191,979	$387,904	$233,154	$—	$1,425,133	$387,904

[1]	For purposes of this table non-performing loans exclude $ 96 million in non-performing loans held-for-sale.

The following tables present loans by past due status at September 30, 2013 and December 31, 2012 for non-covered loans held-in-portfolio (net of unearned income).

September 30, 2013
Puerto Rico
	Past due				Current	Non - covered loans HIP Puerto Rico
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due
Commercial multi-family	$—	$334	$9,394	$9,728	$75,552	$85,280
Commercial real estate non-owner occupied	1,485	3,815	41,860	47,160	1,664,650	1,711,810
Commercial real estate owner occupied	37,237	9,112	97,237	143,586	1,524,630	1,668,216
Commercial and industrial	19,991	16,809	56,884	93,684	2,696,034	2,789,718
Construction	640	1,580	23,019	25,239	226,631	251,870
Mortgage	302,671	143,631	606,332	1,052,634	4,291,048	5,343,682
Leasing	6,408	1,324	3,716	11,448	527,842	539,290
Consumer:
Credit cards	13,223	8,803	19,785	41,811	1,117,504	1,159,315
Home equity lines of credit	381	—	43	424	15,094	15,518
Personal	13,266	6,528	17,518	37,312	1,185,051	1,222,363
Auto	30,407	8,597	9,464	48,468	609,810	658,278
Other	1,658	1,004	5,720	8,382	210,665	219,047

Total	$427,367	$201,537	$890,972	$1,519,876	$14,144,511	$15,664,387

September 30, 2013
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$1,381	$1,862	$21,779	$25,022	$1,036,627	$1,061,649
Commercial real estate non-owner occupied	3,270	—	54,707	57,977	1,112,172	1,170,149
Commercial real estate owner occupied	6,505	923	26,792	34,220	515,067	549,287
Commercial and industrial	5,408	2,206	8,193	15,807	793,561	809,368
Construction	—	—	5,763	5,763	35,587	41,350
Mortgage	9,448	6,936	25,373	41,757	1,227,694	1,269,451
Legacy	4,943	2,365	24,206	31,514	204,131	235,645
Consumer:
Credit cards	288	178	482	948	14,067	15,015
Home equity lines of credit	3,096	2,920	7,676	13,692	456,404	470,096
Personal	836	834	1,340	3,010	135,967	138,977
Auto	1	—	3	4	544	548
Other	6	20	6	32	1,229	1,261

Total	$35,182	$18,244	$176,320	$229,746	$5,533,050	$5,762,796

September 30, 2013
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$1,381	$2,196	$31,173	$34,750	$1,112,179	$1,146,929
Commercial real estate non-owner occupied	4,755	3,815	96,567	105,137	2,776,822	2,881,959
Commercial real estate owner occupied	43,742	10,035	124,029	177,806	2,039,697	2,217,503
Commercial and industrial	25,399	19,015	65,077	109,491	3,489,595	3,599,086
Construction	640	1,580	28,782	31,002	262,218	293,220
Mortgage	312,119	150,567	631,705	1,094,391	5,518,742	6,613,133
Leasing	6,408	1,324	3,716	11,448	527,842	539,290
Legacy	4,943	2,365	24,206	31,514	204,131	235,645
Consumer:
Credit cards	13,511	8,981	20,267	42,759	1,131,571	1,174,330
Home equity lines of credit	3,477	2,920	7,719	14,116	471,498	485,614
Personal	14,102	7,362	18,858	40,322	1,321,018	1,361,340
Auto	30,408	8,597	9,467	48,472	610,354	658,826
Other	1,664	1,024	5,726	8,414	211,894	220,308

Total	$462,549	$219,781	$1,067,292	$1,749,622	$19,677,561	$21,427,183

December 31, 2012
Puerto Rico
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Puerto Rico
Commercial multi-family	$1,005	$—	$15,816	$16,821	$98,272	$115,093
Commercial real estate non-owner occupied	10,580	4,454	66,665	81,699	1,268,734	1,350,433
Commercial real estate owner occupied	28,240	13,319	315,534	357,093	1,685,393	2,042,486
Commercial and industrial	27,977	5,922	125,246	159,145	2,629,127	2,788,272
Construction	1,243	—	37,390	38,633	173,634	212,267
Mortgage	241,930	121,175	960,492	1,323,597	3,625,327	4,948,924
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Consumer:
Credit cards	14,521	10,614	22,184	47,319	1,135,753	1,183,072
Home equity lines of credit	124	—	312	436	16,370	16,806
Personal	13,208	7,392	19,323	39,923	1,205,859	1,245,782
Auto	24,128	6,518	8,551	39,197	521,119	560,316
Other	2,120	536	3,505	6,161	222,192	228,353

Total	$371,569	$171,485	$1,579,883	$2,122,937	$13,109,390	$15,232,327

December 31, 2012
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$6,828	$5,067	$18,435	$30,330	$876,357	$906,687
Commercial real estate non-owner occupied	19,032	1,309	78,140	98,481	1,185,518	1,283,999
Commercial real estate owner occupied	9,979	100	31,931	42,010	523,954	565,964
Commercial and industrial	12,885	1,975	14,051	28,911	776,357	805,268
Construction	5,268	—	5,960	11,228	29,362	40,590
Mortgage	29,909	10,267	34,025	74,201	1,055,382	1,129,583
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	305	210	505	1,020	14,121	15,141
Home equity lines of credit	3,937	2,506	7,454	13,897	460,332	474,229
Personal	2,757	1,585	1,905	6,247	136,882	143,129
Auto	38	3	4	45	723	768
Other	41	9	3	53	1,237	1,290

Total	$106,744	$43,143	$233,154	$383,041	$5,367,824	$5,750,865

December 31, 2012
Popular, Inc.
	Past due					Non-covered
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	loans HIP Popular, Inc.
Commercial multi-family	$7,833	$5,067	$34,251	$47,151	$974,629	$1,021,780
Commercial real estate non-owner occupied	29,612	5,763	144,805	180,180	2,454,252	2,634,432
Commercial real estate owner occupied	38,219	13,419	347,465	399,103	2,209,347	2,608,450
Commercial and industrial	40,862	7,897	139,297	188,056	3,405,484	3,593,540
Construction	6,511	—	43,350	49,861	202,996	252,857
Mortgage	271,839	131,442	994,517	1,397,798	4,680,709	6,078,507
Leasing	6,493	1,555	4,865	12,913	527,610	540,523
Legacy	15,765	20,112	40,741	76,618	307,599	384,217
Consumer:
Credit cards	14,826	10,824	22,689	48,339	1,149,874	1,198,213
Home equity lines of credit	4,061	2,506	7,766	14,333	476,702	491,035
Personal	15,965	8,977	21,228	46,170	1,342,741	1,388,911
Auto	24,166	6,521	8,555	39,242	521,842	561,084
Other	2,161	545	3,508	6,214	223,429	229,643

Total	$478,313	$214,628	$1,813,037	$2,505,978	$18,477,214	$20,983,192

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at September 30, 2013 and December 31, 2012 by main categories.

(In thousands)	September 30, 2013	December 31, 2012
Commercial	$—	$16,047
Construction	—	78,140
Legacy	1,680	2,080
Mortgage	419	53

Total	$2,099	$96,320

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $175 million at September 30, 2013. At September 30, 2013, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarter and nine months ended September 30, 2013 were as follows:

Activity in the accretable discount - Non-covered loans ASC 310-30
(In thousands)	For the quarter ended September 30, 2013	For the nine months ended September 30, 2013
Beginning balance	$49,213	$—
Additions	6,732	54,074
Accretion	(2,417)	(5,029)
Change in expected cash flows	(6,247)	(1,764)

Ending balance	$47,281	$47,281

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
(In thousands)	For the quarter ended September 30, 2013	For the nine months ended September 30, 2013
Beginning balance	$138,632	$—
Additions	18,789	175,100
Accretion	2,417	5,029
Collections and charge-offs	(4,213)	(24,504)

Ending balance	$155,625	$155,625
Allowance for loan losses ASC 310-30 non-covered loans	(3,511)	(3,511)

Ending balance, net of ALLL	$152,114	$152,114

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In thousands)	Non-accrual loans	Accruing loans past due 90 days or more	Non-accrual loans	Accruing loans past due 90 days or more
Commercial real estate	$12,877	$—	$14,628	$—
Commercial and industrial	8,283	132	48,743	504
Construction	5,642	69	8,363	—
Mortgage	1,260	—	2,133	—
Consumer	323	116	543	265

Total[1]	$28,385	$317	$74,410	$769

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at September 30, 2013 and December 31, 2012 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

September 30, 2013
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$18,765	$11,876	$469,107	$499,748	$1,225,405	$1,725,153
Commercial and industrial	1,516	800	16,718	19,034	109,664	128,698
Construction	—	160	189,612	189,772	11,665	201,437
Mortgage	32,205	19,268	109,373	160,846	804,933	965,779
Consumer	1,072	689	2,699	4,460	50,482	54,942

Total covered loans	$53,558	$32,793	$787,509	$873,860	$2,202,149	$3,076,009

December 31, 2012
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Covered loans HIP
Commercial real estate	$81,386	$41,256	$545,241	$667,883	$1,409,528	$2,077,411
Commercial and industrial	3,242	551	59,554	63,347	103,889	167,236
Construction	13	—	296,837	296,850	64,546	361,396
Mortgage	38,307	28,206	182,376	248,889	827,841	1,076,730
Consumer	1,382	1,311	11,094	13,787	59,412	73,199

Total covered loans	$124,330	$71,324	$1,095,102	$1,290,756	$2,465,216	$3,755,972

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	September 30, 2013			December 31, 2012
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,485,109	$153,590	$1,638,699	$1,778,594	$185,386	$1,963,980
Commercial and industrial	53,977	4,183	58,160	55,396	4,379	59,775
Construction	78,818	114,543	193,361	174,054	174,093	348,147
Mortgage	895,054	59,862	954,916	988,158	69,654	1,057,812
Consumer	42,648	3,265	45,913	55,762	6,283	62,045

Carrying amount	2,555,606	335,443	2,891,049	3,051,964	439,795	3,491,759
Allowance for loan losses	(49,744)	(59,130)	(108,874)	(48,365)	(47,042)	(95,407)

Carrying amount, net of allowance	$2,505,862	$276,313	$2,782,175	$3,003,599	$392,753	$3,396,352

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, including amounts charged off by the Corporation, amounted to $3.9 billion at September 30, 2013 (December 31, 2012 - $4.8 billion). At September 30, 2013, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and nine months ended September 30, 2013 and 2012, were as follows:

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the quarters ended
	September 30, 2013			September 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,365,670	$13,942	$1,379,612	$1,550,959	$23,891	$1,574,850
Accretion	(69,146)	617	(68,529)	(61,540)	(4,628)	(66,168)
Change in expected cash flows	4,879	(6,344)	(1,465)	(29,029)	(8,771)	(37,800)

Ending balance	$1,301,403	$8,215	$1,309,618	$1,460,390	$10,492	$1,470,882

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the nine months ended
	September 30, 2013			September 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,446,381	$5,288	$1,451,669	$1,428,764	$41,495	$1,470,259
Accretion	(190,607)	(5,448)	(196,055)	(191,989)	(17,504)	(209,493)
Change in expected cash flows	45,629	8,375	54,004	223,615	(13,499)	210,116

Ending balance	$1,301,403	$8,215	$1,309,618	$1,460,390	$10,492	$1,470,882

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	September 30, 2013			September 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,653,071	$359,795	$3,012,866	$3,244,957	$484,532	$3,729,489
Accretion	69,146	(617)	68,529	61,540	4,628	66,168
Collections and charge-offs	(166,611)	(23,735)	(190,346)	(149,583)	(18,865)	(168,448)

Ending balance	$2,555,606	$335,443	$2,891,049	$3,156,914	$470,295	$3,627,209
Allowance for loan losses
ASC 310-30 covered loans	(49,744)	(59,130)	(108,874)	(64,015)	(39,532)	(103,547)

Ending balance, net of ALLL	$2,505,862	$276,313	$2,782,175	$3,092,899	$430,763	$3,523,662

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the nine months ended
	September 30, 2013			September 30, 2012
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$3,051,964	$439,795	$3,491,759	$3,446,451	$590,020	$4,036,471
Accretion	190,607	5,448	196,055	191,989	17,504	209,493
Collections and charge offs	(686,965)	(109,800)	(796,765)	(481,526)	(137,229)	(618,755)

Ending balance	$2,555,606	$335,443	$2,891,049	$3,156,914	$470,295	$3,627,209
Allowance for loan losses
ASC 310-30 covered loans	(49,744)	(59,130)	(108,874)	(64,015)	(39,532)	(103,547)

Ending balance, net of ALLL	$2,505,862	$276,313	$2,782,175	$3,092,899	$430,763	$3,523,662

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.2 billion at September 30, 2013 (September 30, 2012 - $0.3 billion).

Note 8 – Allowance for loan losses

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically loss contingencies guidance in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate for the commercial, construction and legacy loan portfolios and 6-month average loss rate for the consumer and mortgage loan portfolios, when these trends are higher than the respective base loss rates, up to a determined cap in the case of consumer and mortgage loan portfolios. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process, while limiting excessive pro-cyclicality on changing economic periods using caps for the consumer and mortgage portfolios given the shorter six month look back window. These caps are calibrated annually at the end of each year and consistently applied until the next annual review. As part of the periodic review of the adequacy of the ALLL models and related assumptions, management monitors and reviews the loan segments for which the caps are being utilized in order to assess the reasonability of the cap in light of current credit and loss trends. Management makes reserve adjustments if warranted upon the completion of these reviews. The caps are determined by measuring historic periods in which the recent loss trend adjustment rates were higher than the base loss rates and setting the cap at a percentile of the historic trend loss rates.

For the period ended September 30, 2013, 12% of the ALLL for our BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios. For the period ended September 30, 2013, 23% of the ALLL for our BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial, and legacy loan portfolios.

For the period ended December 31, 2012, 32% of the ALLL for our BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, construction, credit cards, and personal loan portfolios. For the period ended December 31, 2012, 8% of the ALLL for our BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the construction and legacy loan portfolios.

•	Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, were adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis was used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

During the second quarter of 2013, management revised the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses. The enhancements to the ALLL methodology, which is described in the paragraphs below, was implemented as of June 30, 2013 and resulted in a net increase to the allowance for loan losses of $11.8 million for the non-covered portfolio and $7.5 million for the covered portfolio.

Management made the following principal changes to the methodology during the second quarter of 2013:

•

Incorporated risk ratings to establish a more granular stratification of the commercial, construction and legacy loan portfolios to enhance the homogeneity of the loan classes. Prior to the second quarter enhancements, the Corporation’s loan segmentation was based on product type, line of business and legal entity. During the second quarter of 2013, lines of business were simplified and a regulatory classification level was added. These changes increase the homogeneity of each portfolio and capture the higher potential for loan loss in the criticized and substandard accruing categories.

These refinements resulted in a decrease to the allowance for loan losses of $42.9 million at June 30, 2013, which consisted of a $35.7 million decrease in the non-covered BPPR segment and a $7.2 million reduction in the BPNA segment.

•	Recalibration and enhancements of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. Prior to the second quarter enhancements, these adjustments were applied in the form of a set of multipliers and weights assigned to credit and economic indicators. During the second quarter of 2013, the environmental factor models used to account for changes in current credit and macroeconomic conditions, were enhanced and recalibrated based on the latest applicable trends. Also, as part of these enhancements, environmental factors are directly applied to the adjusted base loss rates using regression models based on particular credit data for the segment and relevant economic factors. These enhancements results in a more precise adjustment by having recalibrated models with improved statistical analysis and eliminating the multiplier concept that ensures that environmental factors are sufficiently sensitive to changing economic conditions.

The combined effect of the aforementioned changes to the environmental factors adjustment resulted in an increase to the allowance for loan losses of $52.5 million at June 30, 2013, of which $56.1 million relate to the non-covered BPPR segment, offset in part by a $3.6 million reduction in the BPNA segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for an increase of $9.7 million at June 30, 2013 at the BPPR segment. These enhancements included the elimination of the use of a cap for the commercial recent loss adjustment (12-month average), the incorporation of a minimum general reserve assumption for the commercial, construction and legacy portfolios with minimal or zero loss history, and the application of the enhanced ALLL framework to the covered loan portfolio.

The following tables present the changes in the allowance for loan losses for the quarters and nine months ended September 30, 2013 and 2012.

For the quarter ended September 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576
Provision (reversal of provision)	7,297	(4,672)	20,373	2,238	25,239	50,475
Charge-offs	(21,431)	(1,456)	(11,504)	(1,098)	(28,796)	(64,285)
Recoveries	5,286	6,362	111	628	7,220	19,607
Net write-down related to loans sold	—	—	—	—	—	—

Ending balance	$103,304	$9,306	$131,895	$10,691	$144,177	$399,373

For the quarter ended September 30, 2013
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457
Provision (reversal of provision)	(4,528)	14,158	6,753	—	1,050	17,433
Charge-offs	(3,186)	(7,395)	(1,632)	—	(65)	(12,278)
Recoveries	653	4,502	53	—	8	5,216

Ending balance	$58,496	$18,618	$32,175	$—	$7,539	$116,828

For the quarter ended September 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$52,329	$338	$33,065	$19,978	$29,476	$135,186
Provision (reversal of provision)	6,222	(24)	(1,903)	(961)	1,421	4,755
Charge-offs	(13,772)	—	(1,778)	(6,216)	(5,991)	(27,757)
Recoveries	9,229	—	444	3,895	975	14,543

Ending balance	$54,008	$314	$29,828	$16,696	$25,881	$126,727

For the quarter ended September 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219
Provision (reversal of provision)	8,991	9,462	25,223	(961)	2,238	27,710	72,663
Charge-offs	(38,389)	(8,851)	(14,914)	(6,216)	(1,098)	(34,852)	(104,320)
Recoveries	15,168	10,864	608	3,895	628	8,203	39,366
Net write-down related to loans sold	—	—	—	—	—	—	—

Ending balance	$215,808	$28,238	$193,898	$16,696	$10,691	$177,597	$642,928

For the nine months ended September 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision (reversal of provision)	117,410	(1,555)	253,125	10,465	105,783	485,228
Charge-offs	(89,146)	(5,276)	(42,013)	(4,485)	(83,403)	(224,323)
Recoveries	18,722	12,121	1,258	1,817	21,898	55,816
Net write-downs related to loans sold	(161,297)	(1,846)	(199,502)	—	—	(362,645)

Ending balance	$103,304	$9,306	$131,895	$10,691	$144,177	$399,373

For the nine months ended September 30, 2013
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision	612	36,712	17,146	—	6,019	60,489
Charge-offs	(14,901)	(33,178)	(5,949)	—	(4,526)	(58,554)
Recoveries	725	5,138	64	—	60	5,987

Ending balance	$58,496	$18,618	$32,175	$—	$7,539	$116,828

For the nine months ended September 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404
Provision (reversal of provision)	(2,849)	(1,253)	6,622	(13,872)	11,562	210
Charge-offs	(44,308)	—	(9,172)	(18,500)	(20,029)	(92,009)
Recoveries	21,098	—	2,030	15,966	3,028	42,122

Ending balance	$54,008	$314	$29,828	$16,696	$25,881	$126,727

For the nine months ended September 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	115,173	33,904	276,893	(13,872)	10,465	123,364	545,927
Charge-offs	(148,355)	(38,454)	(57,134)	(18,500)	(4,485)	(107,958)	(374,886)
Recoveries	40,545	17,259	3,352	15,966	1,817	24,986	103,925
Net write-down related to loans sold	(161,297)	(1,846)	(199,502)	—	—	—	(362,645)

Ending balance	$215,808	$28,238	$193,898	$16,696	$10,691	$177,597	$642,928

For the quarter ended September 30, 2012
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$203,846	$7,464	$120,339	$2,957	$111,951	$446,557
Provision (reversal of provision)	34,597	(592)	17,182	(111)	18,662	69,738
Charge-offs	(47,572)	(1,733)	(12,468)	(1,292)	(29,307)	(92,372)
Recoveries	10,553	2,260	37	1,027	7,454	21,331

Ending balance	$201,424	$7,399	$125,090	$2,581	$108,760	$445,254

For the quarter ended September 30, 2012
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$75,592	$23,628	$11,617	$—	$6,658	$117,495
Provision (reversal of provision)	11,041	11,078	2,005	—	(1,505)	22,619
Charge-offs	(7,013)	(7,483)	(736)	—	(9)	(15,241)
Recoveries	—	—	—	—	—	—

Ending balance	$79,620	$27,223	$12,886	$—	$5,144	$124,873

For the quarter ended September 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$92,918	$1,678	$29,483	$44,011	$33,888	$201,978
Provision (reversal of provision)	1,311	59	3,800	(188)	8,869	13,851
Charge-offs	(15,809)	—	(3,757)	(8,502)	(8,642)	(36,710)
Recoveries	6,198	—	216	4,550	996	11,960
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	(34)

Ending balance	$84,584	$1,737	$29,742	$39,871	$35,111	$191,045

For the quarter ended September 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$372,356	$32,770	$161,439	$44,011	$2,957	$152,497	$766,030
Provision (reversal of provision)	46,949	10,545	22,987	(188)	(111)	26,026	106,208
Charge-offs	(70,394)	(9,216)	(16,961)	(8,502)	(1,292)	(37,958)	(144,323)
Recoveries	16,751	2,260	253	4,550	1,027	8,450	33,291
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	—	(34)

Ending balance	$365,628	$36,359	$167,718	$39,871	$2,581	$149,015	$761,172

For the nine months ended September 30, 2012
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$255,453	$5,850	$72,322	$4,651	$115,126	$453,402
Provision (reversal of provision)	49,070	1,636	92,235	(1,643)	62,673	203,971
Charge-offs	(134,339)	(3,046)	(41,438)	(3,418)	(92,020)	(274,261)
Recoveries	31,240	2,959	1,971	2,991	22,981	62,142

Ending balance	$201,424	$7,399	$125,090	$2,581	$108,760	$445,254

For the nine months ended September 30, 2012
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$94,472	$20,435	$5,310	$—	$4,728	$124,945
Provision	30,915	29,722	12,600	—	5,047	78,284
Charge-offs	(45,767)	(22,934)	(5,024)	—	(4,631)	(78,356)
Recoveries	—	—	—	—	—	—

Ending balance	$79,620	$27,223	$12,886	$—	$5,144	$124,873

For the nine months ended September 30, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$113,979	$2,631	$29,939	$46,228	$44,184	$236,961
Provision (reversal of provision)	8,249	(732)	11,943	6,612	17,803	43,875
Charge-offs	(53,180)	(1,396)	(12,763)	(28,168)	(30,883)	(126,390)
Recoveries	15,570	1,234	623	15,199	4,007	36,633
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	(34)

Ending balance	$84,584	$1,737	$29,742	$39,871	$35,111	$191,045

For the nine months ended September 30, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$463,904	$28,916	$107,571	$46,228	$4,651	$164,038	$815,308
Provision (reversal of provision)	88,234	30,626	116,778	6,612	(1,643)	85,523	326,130
Charge-offs	(233,286)	(27,376)	(59,225)	(28,168)	(3,418)	(127,534)	(479,007)
Recoveries	46,810	4,193	2,594	15,199	2,991	26,988	98,775
Net (write-down) recovery related to loans transferred to LHFS	(34)	—	—	—	—	—	(34)

Ending balance	$365,628	$36,359	$167,718	$39,871	$2,581	$149,015	$761,172

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$91,195	$93,971	$95,407	$83,477
Provision for loan losses	23,316	17,881	54,924	57,472
Net charge-offs	(5,637)	(8,305)	(41,457)	(37,402)

Balance at end of period	$108,874	$103,547	$108,874	$103,547

The following tables present information at September 30, 2013 and December 31, 2012 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At September 30, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$20,836	$588	$36,227	$1,197	$31,338	$90,186
General ALLL non-covered loans	82,468	8,718	95,668	9,494	112,839	309,187

ALLL - non-covered loans	103,304	9,306	131,895	10,691	144,177	399,373

Specific ALLL covered loans	1,683	1,944	—	—	—	3,627
General ALLL covered loans	56,813	16,674	32,175	—	7,539	113,201

ALLL - covered loans	58,496	18,618	32,175	—	7,539	116,828

Total ALLL	$161,800	$27,924	$164,070	$10,691	$151,716	$516,201

Loans held-in-portfolio:
Impaired non-covered loans	$276,824	$21,729	$390,319	$3,159	$127,389	$819,420
Non-covered loans held-in-portfolio excluding impaired loans	5,978,200	230,141	4,953,363	536,131	3,147,132	14,844,967

Non-covered loans held-in-portfolio	6,255,024	251,870	5,343,682	539,290	3,274,521	15,664,387

Impaired covered loans	35,264	—	—	—	—	35,264
Covered loans held-in-portfolio excluding impaired loans	1,818,587	201,437	965,779	—	54,942	3,040,745

Covered loans held-in-portfolio	1,853,851	201,437	965,779	—	54,942	3,076,009

Total loans held-in-portfolio	$8,108,875	$453,307	$6,309,461	$539,290	$3,329,463	$18,740,396

At September 30, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,555	$—	$324	$17,879
General ALLL	54,008	314	12,273	16,696	25,557	108,848

Total ALLL	$54,008	$314	$29,828	$16,696	$25,881	$126,727

Loans held-in-portfolio:
Impaired loans	$62,005	$5,763	$52,867	$11,597	$2,470	$134,702
Loans held-in-portfolio, excluding impaired loans	3,528,448	35,587	1,216,584	224,048	623,427	5,628,094

Total loans held-in-portfolio	$3,590,453	$41,350	$1,269,451	$235,645	$625,897	$5,762,796

At September 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$20,836	$588	$53,782	$—	$1,197	$31,662	$108,065
General ALLL non-covered loans	136,476	9,032	107,941	16,696	9,494	138,396	418,035

ALLL - non-covered loans	157,312	9,620	161,723	16,696	10,691	170,058	526,100

Specific ALLL covered loans	1,683	1,944	—	—	—	—	3,627
General ALLL covered loans	56,813	16,674	32,175	—	—	7,539	113,201

ALLL - covered loans	58,496	18,618	32,175	—	—	7,539	116,828

Total ALLL	$215,808	$28,238	$193,898	$16,696	$10,691	$177,597	$642,928

Loans held-in-portfolio:
Impaired non-covered loans	$338,829	$27,492	$443,186	$11,597	$3,159	$129,859	$954,122
Non-covered loans held-in-portfolio excluding impaired loans	9,506,648	265,728	6,169,947	224,048	536,131	3,770,559	20,473,061

Non-covered loans held-in-portfolio	9,845,477	293,220	6,613,133	235,645	539,290	3,900,418	21,427,183

Impaired covered loans	35,264	—	—	—	—	—	35,264
Covered loans held-in-portfolio excluding impaired loans	1,818,587	201,437	965,779	—	—	54,942	3,040,745

Covered loans held-in-portfolio	1,853,851	201,437	965,779	—	—	54,942	3,076,009

Total loans held-in-portfolio	$11,699,328	$494,657	$7,578,912	$235,645	$539,290	$3,955,360	$24,503,192

At December 31, 2012
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,323	$120	$58,572	$1,066	$17,779	$94,860
General ALLL non-covered loans	200,292	5,742	60,455	1,828	82,120	350,437

ALLL - non-covered loans	217,615	5,862	119,027	2,894	99,899	445,297

Specific ALLL covered loans	8,505	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	5,986	100,401

ALLL - covered loans	72,060	9,946	20,914	—	5,986	108,906

Total ALLL	$289,675	$15,808	$139,941	$2,894	$105,885	$554,203

Loans held-in-portfolio:
Impaired non-covered loans	$447,779	$35,849	$557,137	$4,881	$130,663	$1,176,309
Non-covered loans held-in-portfolio excluding impaired loans	5,848,505	176,418	4,391,787	535,642	3,103,666	14,056,018

Non-covered loans held-in-portfolio	6,296,284	212,267	4,948,924	540,523	3,234,329	15,232,327

Impaired covered loans	109,241	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	73,199	3,755,972

Total loans held-in-portfolio	$8,540,931	$573,663	$6,025,654	$540,523	$3,307,528	$18,988,299

At December 31, 2012
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$25	$—	$16,095	$—	$107	$16,227
General ALLL	80,042	1,567	14,253	33,102	31,213	160,177

Total ALLL	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404

Loans held-in-portfolio:
Impaired loans	$79,885	$5,960	$54,093	$18,744	$2,714	$161,396
Loans held-in-portfolio, excluding impaired loans	3,482,033	34,630	1,075,490	365,473	631,843	5,589,469

Total loans held-in-portfolio	$3,561,918	$40,590	$1,129,583	$384,217	$634,557	$5,750,865

At December 31, 2012
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$17,348	$120	$74,667	$—	$1,066	$17,886	$111,087
General ALLL non-covered loans	280,334	7,309	74,708	33,102	1,828	113,333	510,614

ALLL - non-covered loans	297,682	7,429	149,375	33,102	2,894	131,219	621,701

Specific ALLL covered loans	8,505	—	—	—	—	—	8,505
General ALLL covered loans	63,555	9,946	20,914	—	—	5,986	100,401

ALLL - covered loans	72,060	9,946	20,914	—	—	5,986	108,906

Total ALLL	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607

Loans held-in-portfolio:
Impaired non-covered loans	$527,664	$41,809	$611,230	$18,744	$4,881	$133,377	$1,337,705
Non-covered loans held-in-portfolio excluding impaired loans	9,330,538	211,048	5,467,277	365,473	535,642	3,735,509	19,645,487

Non-covered loans held-in-portfolio	9,858,202	252,857	6,078,507	384,217	540,523	3,868,886	20,983,192

Impaired covered loans	109,241	—	—	—	—	—	109,241
Covered loans held-in-portfolio excluding impaired loans	2,135,406	361,396	1,076,730	—	—	73,199	3,646,731

Covered loans held-in-portfolio	2,244,647	361,396	1,076,730	—	—	73,199	3,755,972

Total loans held-in-portfolio	$12,102,849	$614,253	$7,155,237	$384,217	$540,523	$3,942,085	$24,739,164

Impaired loans

The following tables present loans individually evaluated for impairment at September 30, 2013 and December 31, 2012.

September 30, 2013
Puerto Rico
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$4,819	$4,819	$3,173	$3,312	$3,312	$8,131	$8,131	$3,173
Commercial real estate non-owner occupied	21,434	21,720	2,259	33,173	41,326	54,607	63,046	2,259
Commercial real estate owner occupied	62,282	78,180	5,806	53,655	77,680	115,937	155,860	5,806
Commercial and industrial	42,734	51,082	9,598	55,415	63,591	98,149	114,673	9,598
Construction	4,002	13,789	588	17,727	41,062	21,729	54,851	588
Mortgage	351,304	367,986	36,227	39,015	43,464	390,319	411,450	36,227
Leasing	3,159	3,159	1,197	—	—	3,159	3,159	1,197
Consumer:
Credit cards	44,652	44,652	9,072	—	—	44,652	44,652	9,072
Personal	81,016	81,016	22,012	—	—	81,016	81,016	22,012
Auto	1,173	1,173	142	—	—	1,173	1,173	142
Other	548	548	112	—	—	548	548	112
Covered loans	16,279	16,279	3,627	18,985	18,985	35,264	35,264	3,627

Total Puerto Rico	$633,402	$684,403	$93,813	$221,282	$289,420	$854,684	$973,823	$93,813

September 30, 2013
U.S. mainland
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$8,915	$13,511	$8,915	$13,511	$—
Commercial real estate non-owner occupied	—	—	—	33,591	48,758	33,591	48,758	—
Commercial real estate owner occupied	—	—	—	18,659	23,836	18,659	23,836	—
Commercial and industrial	—	—	—	840	840	840	840	—
Construction	—	—	—	5,763	5,763	5,763	5,763	—
Mortgage	46,834	51,462	17,555	6,033	7,435	52,867	58,897	17,555
Legacy	—	—	—	11,597	17,023	11,597	17,023	—
Consumer:
HELOCs	—	—	—	199	199	199	199	—
Auto	—	—	—	89	89	89	89	—
Other	2,182	2,182	324	—	—	2,182	2,182	324

Total U.S. mainland	$49,016	$53,644	$17,879	$85,686	$117,454	$134,702	$171,098	$17,879

September 30, 2013
Popular, Inc.
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$4,819	$4,819	$3,173	$12,227	$16,823	$17,046	$21,642	$3,173
Commercial real estate non-owner occupied	21,434	21,720	2,259	66,764	90,084	88,198	111,804	2,259
Commercial real estate owner occupied	62,282	78,180	5,806	72,314	101,516	134,596	179,696	5,806
Commercial and industrial	42,734	51,082	9,598	56,255	64,431	98,989	115,513	9,598
Construction	4,002	13,789	588	23,490	46,825	27,492	60,614	588
Mortgage	398,138	419,448	53,782	45,048	50,899	443,186	470,347	53,782
Legacy	—	—	—	11,597	17,023	11,597	17,023	—
Leasing	3,159	3,159	1,197	—	—	3,159	3,159	1,197
Consumer:
Credit cards	44,652	44,652	9,072	—	—	44,652	44,652	9,072
HELOCs	—	—	—	199	199	199	199	—
Personal	81,016	81,016	22,012	—	—	81,016	81,016	22,012
Auto	1,173	1,173	142	89	89	1,262	1,262	142
Other	2,730	2,730	436	—	—	2,730	2,730	436
Covered loans	16,279	16,279	3,627	18,985	18,985	35,264	35,264	3,627

Total Popular, Inc.	$682,418	$738,047	$111,692	$306,968	$406,874	$989,386	$1,144,921	$111,692

December 31, 2012
Puerto Rico
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$271	$288	$6	$13,080	$19,969	$13,351	$20,257	$6
Commercial real estate non-owner occupied	22,332	25,671	1,354	55,320	63,041	77,652	88,712	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	121,476	167,639	222,161	316,981	12,614
Commercial and industrial	70,216	85,508	3,349	64,399	99,608	134,615	185,116	3,349
Construction	1,865	3,931	120	33,984	70,572	35,849	74,503	120
Mortgage	517,341	539,171	58,572	39,796	42,913	557,137	582,084	58,572
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	772	772	79	—	—	772	772	79
Other	493	493	12	—	—	493	493	12
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Puerto Rico	$913,016	$1,004,217	$103,365	$372,534	$508,221	$1,285,550	$1,512,438	$103,365

December 31, 2012
U.S. mainland
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$1,327	$1,479	$25	$6,316	$9,898	$7,643	$11,377	$25
Commercial real estate non-owner occupied	—	—	—	45,815	64,783	45,815	64,783	—
Commercial real estate owner occupied	—	—	—	20,369	22,968	20,369	22,968	—
Commercial and industrial	—	—	—	6,058	8,026	6,058	8,026	—
Construction	—	—	—	5,960	5,960	5,960	5,960	—
Mortgage	45,319	46,484	16,095	8,774	10,328	54,093	56,812	16,095
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Consumer:
HELOCs	201	201	11	—	—	201	201	11
Auto	91	91	2	—	—	91	91	2
Other	2,422	2,422	94	—	—	2,422	2,422	94

Total U.S. mainland	$49,360	$50,677	$16,227	$112,036	$151,935	$161,396	$202,612	$16,227

December 31, 2012
Popular, Inc.
	Impaired Loans - With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$1,598	$1,767	$31	$19,396	$29,867	$20,994	$31,634	$31
Commercial real estate non-owner occupied	22,332	25,671	1,354	101,135	127,824	123,467	153,495	1,354
Commercial real estate owner occupied	100,685	149,342	12,614	141,845	190,607	242,530	339,949	12,614
Commercial and industrial	70,216	85,508	3,349	70,457	107,634	140,673	193,142	3,349
Construction	1,865	3,931	120	39,944	76,532	41,809	80,463	120
Mortgage	562,660	585,655	74,667	48,570	53,241	611,230	638,896	74,667
Legacy	—	—	—	18,744	29,972	18,744	29,972	—
Leasing	4,881	4,881	1,066	—	—	4,881	4,881	1,066
Consumer:
Credit cards	42,514	42,514	1,666	—	—	42,514	42,514	1,666
HELOCs	201	201	11	—	—	201	201	11
Personal	86,884	86,884	16,022	—	—	86,884	86,884	16,022
Auto	863	863	81	—	—	863	863	81
Other	2,915	2,915	106	—	—	2,915	2,915	106
Covered loans	64,762	64,762	8,505	44,479	44,479	109,241	109,241	8,505

Total Popular, Inc.	$962,376	$1,054,894	$119,592	$484,570	$660,156	$1,446,946	$1,715,050	$119,592

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and nine months ended September 30, 2013 and 2012.

For the quarter ended September 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$8,262	$127	$7,540	$69	$15,802	$196
Commercial real estate non-owner occupied	54,078	417	34,786	91	88,864	508
Commercial real estate owner occupied	114,033	495	19,642	—	133,675	495
Commercial and industrial	97,629	784	877	—	98,506	784
Construction	30,636	—	5,799	—	36,435	—
Mortgage	386,359	4,959	52,837	486	439,196	5,445
Legacy	—	—	12,483	—	12,483	—
Leasing	3,489	—	—	—	3,489	—
Consumer:
Credit cards	44,271	—	—	—	44,271	—
Helocs	—	—	199	—	199	—
Personal	81,685	—	—	—	81,685	—
Auto	1,014	—	89	—	1,103	—
Other	548	—	2,209	—	2,757	—
Covered loans	30,178	410	—	—	30,178	410

Total Popular, Inc.	$852,182	$7,192	$136,461	$646	$988,643	$7,838

For the quarter ended September 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$14,446	$—	$8,522	$—	$22,968	$—
Commercial real estate non-owner occupied	64,968	240	59,932	151	124,900	391
Commercial real estate owner occupied	194,126	597	26,302	81	220,428	678
Commercial and industrial	117,979	499	9,855	—	127,834	499
Construction	42,380	98	12,072	—	54,452	98
Mortgage	482,041	6,911	53,509	515	535,550	7,426
Legacy	—	—	26,783	14	26,783	14
Leasing	5,231	—	—	—	5,231	—
Consumer:
Credit cards	38,718	—	—	—	38,718	—
Helocs	—	—	101	—	101	—
Personal	91,030	—	—	—	91,030	—
Auto	252	—	92	—	344	—
Other	1,984	—	2,355	—	4,339	—
Covered loans	98,603	949	—	—	98,603	949

Total Popular, Inc.	$1,151,758	$9,294	$199,523	$761	$1,351,281	$10,055

For the nine months ended September 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$9,594	$259	$7,449	$107	$17,043	$366
Commercial real estate non-owner occupied	56,875	853	39,106	182	95,981	1,035
Commercial real estate owner occupied	133,970	1,194	19,875	99	153,845	1,293
Commercial and industrial	106,502	2,470	2,453	15	108,955	2,485
Construction	35,159	—	5,860	—	41,019	—
Mortgage	477,081	20,555	53,240	1,470	530,321	22,025
Legacy	—	—	14,685	—	14,685	—
Leasing	4,054	—	—	—	4,054	—
Consumer:
Credit cards	38,801	—	—	—	38,801	—
Helocs	—	—	200	—	200	—
Personal	83,740	—	—	—	83,740	—
Auto	915	—	90	—	1,005	—
Other	397	—	2,306	—	2,703	—
Covered loans	48,252	914	—	—	48,252	914

Total Popular, Inc.	$995,340	$26,245	$145,264	$1,873	$1,140,604	$28,118

For the nine months ended September 30, 2012
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$15,083	$—	$9,354	$101	$24,437	$101
Commercial real estate non-owner occupied	60,972	597	61,907	965	122,879	1,562
Commercial real estate owner occupied	197,938	1,370	35,453	81	233,391	1,451
Commercial and industrial	123,062	1,119	21,416	37	144,478	1,156
Construction	46,383	205	19,808	—	66,191	205
Mortgage	423,571	18,751	52,613	1,492	476,184	20,243
Legacy	—	—	37,547	79	37,547	79
Leasing	5,494	—	—	—	5,494	—
Consumer:
Credit cards	38,839	—	—	—	38,839	—
Helocs	—	—	51	—	51	—
Personal	91,966	—	—	—	91,966	—
Auto	126	—	69	—	195	—
Other	3,394	—	2,399	—	5,793	—
Covered loans	89,965	2,849	—	—	89,965	2,849

Total Popular, Inc.	$1,096,793	$24,891	$240,617	$2,755	$1,337,410	$27,646

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 0.9 billion at September 30, 2013 (December 31, 2012 - $ 1.2 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $5 million related to the commercial loan portfolio at September 30, 2013 (December 31, 2012 - $4 million). There were no outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings related to construction loan portfolio at September 30, 2013 (December 31, 2012 - $120 thousand).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at September 30, 2013 and December 31, 2012.

	Popular, Inc.
	Non-Covered Loans
	September 30, 2013			December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$111,645	$77,558	$189,203	$105,648	$208,119	$313,767
Construction	449	11,542	11,991	2,969	10,310	13,279
Legacy	—	3,949	3,949	—	5,978	5,978
Mortgage	508,337	74,680	583,017	405,063	273,042	678,105
Leases	968	2,191	3,159	1,726	3,155	4,881
Consumer	119,204	10,333	129,537	125,955	8,981	134,936

Total	$740,603	$180,253	$920,856	$641,361	$509,585	$1,150,946

	Popular, Inc.
	Covered Loans
	September 30, 2013			December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$7,412	$9,142	$16,554	$46,142	$4,071	$50,213
Construction	—	5,241	5,241	—	7,435	7,435
Mortgage	147	189	336	149	220	369
Consumer	254	64	318	517	106	623

Total	$7,813	$14,636	$22,449	$46,808	$11,832	$58,640

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters and nine months ended September 30, 2013 and 2012.

	Puerto Rico
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	1	—	—	3	2	—	—
Commercial real estate owner occupied	2	2	—	12	4	3	—	45
Commercial and industrial	3	3	—	2	13	7	—	10
Mortgage	4	5	61	1	13	32	276	14
Leasing	—	6	3	—	—	18	16	—
Consumer:
Credit cards	246	—	—	279	806	—	—	761
Personal	248	4	—	1	703	18	—	4
Auto	—	8	—	—	—	10	—	—
Other	11	—	—	3	56	—	—	3

Total	517	29	64	298	1,598	90	292	837

	U.S. Mainland
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	1	—	—	2	3	—
Commercial real estate owner occupied	—	—	—	—	—	—	1	—
Mortgage	—	—	11	—	—	—	19	—

Total	—	—	12	—	—	2	23	—

	Popular, Inc.
	For the quarter ended September 30, 2013				For the nine months ended September 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	3	1	1	—	3	4	3	—
Commercial real estate owner occupied	2	2	—	12	4	3	1	45
Commercial and industrial	3	3	—	2	13	7	—	10
Mortgage	4	5	72	1	13	32	295	14
Leasing	—	6	3	—	—	18	16	—
Consumer:
Credit cards	246	—	—	279	806	—	—	761
Personal	248	4	—	1	703	18	—	4
Auto	—	8	—	—	—	10	—	—
Other	11	—	—	3	56	—	—	3

Total	517	29	76	298	1,598	92	315	837

	Puerto Rico
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	—	—	—	5	4	—	—
Commercial real estate owner occupied	1	5	—	—	7	20	—	—
Commercial and industrial	1	8	—	—	27	61	—	—
Construction	7	—	—	—	8	1	—	—
Mortgage	272	42	406	40	433	125	1,200	150
Leasing	—	16	—	—	—	49	28	—
Consumer:
Credit cards	311	—	—	268	1,268	—	—	942
Personal	231	4	—	—	901	25	—	—
Auto	—	2	1	—	—	3	3	—
Other	14	—	—	—	39	—	—	—

Total	839	77	407	308	2,688	288	1,231	1,092

	U.S. Mainland
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	2	—	—	1	2	—	1
Commercial real estate owner occupied	—	—	—	1	—	—	—	1
Construction	—	—	—	—	—	—	—	1
Mortgage	1	1	16	—	4	1	64	—
Legacy	—	—	—	—	1	—	—	2
Consumer:
HELOCs	1	—	1	—	1	—	2	—

Total	2	3	17	1	7	3	66	5

	Popular, Inc.
	For the quarter ended September 30, 2012				For the nine months ended September 30, 2012
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	2	—	—	6	6	—	1
Commercial real estate owner occupied	1	5	—	1	7	20	—	1
Commercial and industrial	1	8	—	—	27	61	—	—
Construction	7	—	—	—	8	1	—	1
Mortgage	273	43	422	40	437	126	1,264	150
Legacy	—	—	—	—	1	—	—	2
Leasing	—	16	—	—	—	49	28	—
Consumer:
Credit cards	311	—	—	268	1,268	—	—	942
HELOCs	1	—	1	—	1	—	2	—
Personal	231	4	—	—	901	25	—	—
Auto	—	2	1	—	—	3	3	—
Other	14	—	—	—	39	—	—	—

Total	841	80	424	309	2,695	291	1,297	1,097

The following tables present by class, quantitative information related to loans modified as TDRs during the quarter and nine months ended September 30, 2013 and 2012.

Puerto Rico
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$3,433	$1,373	$51
Commercial real estate owner occupied	16	13,486	3,472	(356)
Commercial and industrial	8	4,906	4,896	(138)
Mortgage	71	12,048	12,678	1,617
Leasing	9	184	178	58
Consumer:
Credit cards	525	4,399	5,255	905
Personal	253	4,251	4,257	991
Auto	8	64	139	11
Other	14	52	52	10

Total	908	$42,823	$32,300	$3,149

U.S. Mainland
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,399	$1,276	$—
Mortgage	11	1,340	1,426	203

Total	12	$2,739	$2,702	$203

Popular, Inc.
For the quarter ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,832	$2,649	$51
Commercial real estate owner occupied	16	13,486	3,472	(356)
Commercial and industrial	8	4,906	4,896	(138)
Mortgage	82	13,388	14,104	1,820
Leasing	9	184	178	58
Consumer:
Credit cards	525	4,399	5,255	905
Personal	253	4,251	4,257	991
Auto	8	64	139	11
Other	14	52	52	10

Total	920	$45,562	$35,002	$3,352

Puerto Rico
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$4,813	$4,813	$368
Commercial real estate owner occupied	6	1,626	1,619	(6)
Commercial and industrial	9	13,692	3,873	(6,596)
Construction	7	5,025	4,230	(263)
Mortgage	760	98,555	116,854	5,775
Leasing	16	256	241	29
Consumer:
Credit cards	579	5,100	6,000	20
Personal	235	4,054	4,083	663
Auto	2	20	23	2
Other	14	54	54	—

Total	1,630	$133,195	$141,790	$(8)

U.S. Mainland
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$3,968	$3,921	$—
Commercial real estate owner occupied	1	2,246	1,750	(106)
Mortgage	18	1,765	1,823	298
Consumer:
HELOCs	2	281	275	3

Total	23	$8,260	$7,769	$195

Popular, Inc.
For the quarter ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$8,781	$8,734	$368
Commercial real estate owner occupied	7	3,872	3,369	(112)
Commercial and industrial	9	13,692	3,873	(6,596)
Construction	7	5,025	4,230	(263)
Mortgage	778	100,320	118,677	6,073
Leasing	16	256	241	29
Consumer:
Credit cards	579	5,100	6,000	20
HELOCs	2	281	275	3
Personal	235	4,054	4,083	663
Auto	2	20	23	2
Other	14	54	54	—

Total	1,653	$141,455	$149,559	$187

Puerto Rico
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,681	$2,114	$41
Commercial real estate owner occupied	52	28,698	16,686	(857)
Commercial and industrial	30	8,649	8,680	(156)
Mortgage	335	54,992	58,659	5,922
Leasing	34	627	607	191
Consumer:
Credit cards	1,567	12,543	15,050	1,660
Personal	725	11,893	11,924	2,969
Auto	10	102	179	13
Other	59	221	219	29

Total	2,817	$122,406	$114,118	$9,812

U.S. mainland
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,221	$3,989	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	19	2,268	2,385	275

Total	25	$6,870	$6,661	$263

Popular, Inc.
For the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	10	8,902	6,103	39
Commercial real estate owner occupied	53	29,079	16,973	(867)
Commercial and industrial	30	8,649	8,680	(156)
Mortgage	354	57,260	61,044	6,197
Leasing	34	627	607	191
Consumer:
Credit cards	1,567	12,543	15,050	1,660
Personal	725	11,893	11,924	2,969
Auto	10	102	179	13
Other	59	221	219	29

Total	2,842	$129,276	$120,779	$10,075

Puerto Rico
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	8	$8,754	$7,810	$(606)
Commercial real estate owner occupied	27	9,319	8,901	(42)
Commercial and industrial	87	38,549	28,306	(6,352)
Construction	9	6,122	5,327	(211)
Mortgage	1,908	251,763	274,045	17,150
Leasing	78	1,265	1,208	132
Consumer:
Credit cards	2,210	18,621	21,347	64
Personal	926	13,132	13,162	2,165
Auto	5	68	50	1
Other	39	129	128	—

Total	5,297	$347,722	$360,284	$12,301

U.S. mainland
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$9,765	$9,457	$184
Commercial real estate owner occupied	1	2,246	1,750	(106)
Construction	1	1,573	1,573	—
Mortgage	69	7,168	7,248	1,133
Legacy	3	1,272	1,267	(3)
Consumer:
HELOCs	3	431	409	3

Total	81	$22,455	$21,704	$1,211

Popular, Inc.
For the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	12	$18,519	$17,267	$(422)
Commercial real estate owner occupied	28	11,565	10,651	(148)
Commercial and industrial	87	38,549	28,306	(6,352)
Construction	10	7,695	6,900	(211)
Mortgage	1,977	258,931	281,293	18,283
Legacy	3	1,272	1,267	(3)
Leasing	78	1,265	1,208	132
Consumer:
Credit cards	2,210	18,621	21,347	64
HELOCs	3	431	409	3
Personal	926	13,132	13,162	2,165
Auto	5	68	50	1
Other	39	129	128	—

Total	5,378	$370,177	$381,988	$13,512

During the nine months ended September 30, 2013 and 2012, five loan comprising a recorded investment of approximately $14.3 million and four loans of $27 million, respectively, was restructured into multiple notes (“Note A / B split”). The Corporation recorded approximately $3.5 million and $7.0 million in loan charge-offs as part of the loan restructuring during the nine months ended September 30, 2013 and 2012, respectively. The renegotiations of this loan were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $1.9 million at September 30, 2013 (September 30, 2012 - $21 million) with a related allowance for loan losses amounting to approximately $401 thousand (September 30, 2012 - $357 thousand).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at September 30, 2013 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	1	385	3	$5,512
Commercial and industrial	1	5	3	1,441
Mortgage	37	6,896	179	28,922
Leasing	6	176	16	241
Consumer:
Credit cards	148	1,320	448	4,247
Personal	35	450	106	1,442
Auto	4	91	4	91
Other	2	21	2	21

Total	234	$9,344	761	$41,917

U.S. Mainland
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,415	3	$2,554

Total	2	$1,415	3	$2,554

Popular, Inc.
	Defaulted during the quarter ended September 30, 2013		Defaulted during the nine months ended September 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$1,415	3	$2,554
Commercial real estate owner occupied	1	385	3	5,512
Commercial and industrial	1	5	3	1,441
Mortgage	37	6,896	179	28,922
Legacy	6	176	16	241
Consumer:
Credit cards	148	1,320	448	4,247
Personal	35	450	106	1,442
Auto	4	91	4	91
Other	2	21	2	21

Total	236	$10,759	764	$44,471

Puerto Rico
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	2	$1,897
Commercial real estate owner occupied	7	3,274	20	8,206
Commercial and industrial	5	2,310	15	7,202
Mortgage	203	26,780	542	77,707
Leasing	9	163	26	440
Consumer:
Credit cards	282	2,413	332	2,930
Personal	77	547	111	990
Auto	2	32	3	48
Other	—	—	1	1

Total	585	$35,519	1,052	$99,421

U.S. Mainland
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$1,935
Mortgage	3	336	6	415

Total	3	$336	7	$2,350

Popular, Inc.
	Defaulted during the quarter ended September 30, 2012		Defaulted during the nine months ended September 30, 2012
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	3	$3,832
Commercial real estate owner occupied	7	3,274	20	8,206
Commercial and industrial	5	2,310	15	7,202
Mortgage	206	27,116	548	78,122
Leasing	9	163	26	440
Consumer:
Credit cards	282	2,413	332	2,930
Personal	77	547	111	990
Auto	2	32	3	48
Other	—	—	1	1

Total	588	$35,855	1,059	$101,771

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at September 30, 2013 and December 31, 2012.

September 30, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,580	$1,118	$14,396	$—	$—	$18,094	$67,186	$85,280
Commercial real estate non-owner occupied	228,678	120,551	137,382	—	—	486,611	1,225,199	1,711,810
Commercial real estate owner occupied	206,791	134,747	349,075	—	—	690,613	977,603	1,668,216
Commercial and industrial	698,622	184,520	237,566	81	484	1,121,273	1,668,445	2,789,718

Total Commercial	1,136,671	440,936	738,419	81	484	2,316,591	3,938,433	6,255,024
Construction	8,001	3,255	21,577	3,762	—	36,595	215,275	251,870
Mortgage	—	—	151,050	—	—	151,050	5,192,632	5,343,682
Leasing	—	—	3,597	—	119	3,716	535,574	539,290
Consumer:
Credit cards	—	—	20,375	—	—	20,375	1,138,940	1,159,315
Home equity lines of credit	—	—	976	—	2,669	3,645	11,873	15,518
Personal	—	—	7,511	—	154	7,665	1,214,698	1,222,363
Auto	—	—	9,166	—	285	9,451	648,827	658,278
Other	—	—	1,941	—	3,231	5,172	213,875	219,047

Total Consumer	—	—	39,969	—	6,339	46,308	3,228,213	3,274,521

Total Puerto Rico	$1,144,672	$444,191	$954,612	$3,843	$6,942	$2,554,260	$13,110,127	$15,664,387

U.S. mainland
Commercial multi-family	$82,960	$12,111	$76,881	$—	$—	$171,952	$889,697	$1,061,649
Commercial real estate non-owner occupied	92,892	33,598	165,435	—	—	291,925	878,224	1,170,149
Commercial real estate owner occupied	47,456	7,308	88,655	—	—	143,419	405,868	549,287
Commercial and industrial	14,368	16,272	46,491	—	—	77,131	732,237	809,368

Total Commercial	237,676	69,289	377,462	—	—	684,427	2,906,026	3,590,453
Construction	—	—	20,985	—	—	20,985	20,365	41,350
Mortgage	—	—	25,386	—	—	25,386	1,244,065	1,269,451
Legacy	15,255	10,632	61,441	—	—	87,328	148,317	235,645
Consumer:
Credit cards	—	—	458	—	24	482	14,533	15,015
Home equity lines of credit	—	—	3,164	—	4,512	7,676	462,420	470,096
Personal	—	—	596	—	735	1,331	137,646	138,977
Auto	—	—	—	—	3	3	545	548
Other	—	—	6	—	—	6	1,255	1,261

Total Consumer	—	—	4,224	—	5,274	9,498	616,399	625,897

Total U.S. mainland	$252,931	$79,921	$489,498	$—	$5,274	$827,624	$4,935,172	$5,762,796

Popular, Inc.
Commercial multi-family	$85,540	$13,229	$91,277	$—	$—	$190,046	$956,883	$1,146,929
Commercial real estate non-owner occupied	321,570	154,149	302,817	—	—	778,536	2,103,423	2,881,959
Commercial real estate owner occupied	254,247	142,055	437,730	—	—	834,032	1,383,471	2,217,503
Commercial and industrial	712,990	200,792	284,057	81	484	1,198,404	2,400,682	3,599,086

Total Commercial	1,374,347	510,225	1,115,881	81	484	3,001,018	6,844,459	9,845,477
Construction	8,001	3,255	42,562	3,762	—	57,580	235,640	293,220
Mortgage	—	—	176,436	—	—	176,436	6,436,697	6,613,133
Legacy	15,255	10,632	61,441	—	—	87,328	148,317	235,645
Leasing	—	—	3,597	—	119	3,716	535,574	539,290
Consumer:
Credit cards	—	—	20,833	—	24	20,857	1,153,473	1,174,330
Home equity lines of credit	—	—	4,140	—	7,181	11,321	474,293	485,614
Personal	—	—	8,107	—	889	8,996	1,352,344	1,361,340
Auto	—	—	9,166	—	288	9,454	649,372	658,826
Other	—	—	1,947	—	3,231	5,178	215,130	220,308

Total Consumer	—	—	44,193	—	11,613	55,806	3,844,612	3,900,418

Total Popular, Inc.	$1,397,603	$524,112	$1,444,110	$3,843	$12,216	$3,381,884	$18,045,299	$21,427,183

The following table presents the weighted average obligor risk rating at September 30, 2013 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.66	5.32
Commercial real estate non-owner occupied	11.33	6.64
Commercial real estate owner occupied	11.31	6.87
Commercial and industrial	11.34	6.51

Total Commercial	11.33	6.63

Construction	11.60	7.95

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.28	7.10
Commercial real estate non-owner occupied	11.33	6.95
Commercial real estate owner occupied	11.30	7.02
Commercial and industrial	11.13	6.56

Total Commercial	11.29	6.91

Construction	11.27	7.78

Legacy	11.28	7.72

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2012
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$978	$255	$16,736	$—	$—	$17,969	$97,124	$115,093
Commercial real estate non-owner occupied	120,608	156,853	252,068	—	—	529,529	820,904	1,350,433
Commercial real estate owner occupied	195,876	140,788	647,458	1,242	—	985,364	1,057,122	2,042,486
Commercial and industrial	438,758	201,660	410,026	4,162	682	1,055,288	1,732,984	2,788,272

Total Commercial	756,220	499,556	1,326,288	5,404	682	2,588,150	3,708,134	6,296,284
Construction	645	31,789	41,278	—	—	73,712	138,555	212,267
Mortgage	—	—	569,334	—	—	569,334	4,379,590	4,948,924
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	22,965	—	—	22,965	1,160,107	1,183,072
Home equity lines of credit	—	—	1,333	—	3,269	4,602	12,204	16,806
Personal	—	—	8,203	—	77	8,280	1,237,502	1,245,782
Auto	—	—	8,551	—	—	8,551	551,765	560,316
Other	—	—	3,036	—	—	3,036	225,317	228,353

Total Consumer	—	—	44,088	—	3,346	47,434	3,186,895	3,234,329

Total Puerto Rico	$756,865	$531,345	$1,985,730	$5,404	$4,151	$3,283,495	$11,948,832	$15,232,327

U.S. mainland
Commercial multi-family	$78,490	$22,050	$71,658	$—	$—	$172,198	$734,489	$906,687
Commercial real estate non-owner occupied	108,806	55,911	204,532	—	—	369,249	914,750	1,283,999
Commercial real estate owner occupied	22,423	6,747	113,161	—	—	142,331	423,633	565,964
Commercial and industrial	24,489	8,889	65,562	—	—	98,940	706,328	805,268

Total Commercial	234,208	93,597	454,913	—	—	782,718	2,779,200	3,561,918
Construction	5,268	—	21,182	—	—	26,450	14,140	40,590
Mortgage	—	—	34,077	—	—	34,077	1,095,506	1,129,583
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Consumer:
Credit cards	—	—	505	—	—	505	14,636	15,141
Home equity lines of credit	—	—	3,150	—	4,304	7,454	466,775	474,229
Personal	—	—	785	—	941	1,726	141,403	143,129
Auto	—	—	—	—	4	4	764	768
Other	—	—	3	—	—	3	1,287	1,290

Total Consumer	—	—	4,443	—	5,249	9,692	624,865	634,557

Total U.S. mainland	$265,652	$108,822	$624,085	$—	$5,249	$1,003,808	$4,747,057	$5,750,865

Popular, Inc.
Commercial multi-family	$79,468	$22,305	$88,394	$—	$—	$190,167	$831,613	$1,021,780
Commercial real estate non-owner occupied	229,414	212,764	456,600	—	—	898,778	1,735,654	2,634,432
Commercial real estate owner occupied	218,299	147,535	760,619	1,242	—	1,127,695	1,480,755	2,608,450
Commercial and industrial	463,247	210,549	475,588	4,162	682	1,154,228	2,439,312	3,593,540

Total Commercial	990,428	593,153	1,781,201	5,404	682	3,370,868	6,487,334	9,858,202
Construction	5,913	31,789	62,460	—	—	100,162	152,695	252,857
Mortgage	—	—	603,411	—	—	603,411	5,475,096	6,078,507
Legacy	26,176	15,225	109,470	—	—	150,871	233,346	384,217
Leasing	—	—	4,742	—	123	4,865	535,658	540,523
Consumer:
Credit cards	—	—	23,470	—	—	23,470	1,174,743	1,198,213
Home equity lines of credit	—	—	4,483	—	7,573	12,056	478,979	491,035
Personal	—	—	8,988	—	1,018	10,006	1,378,905	1,388,911
Auto	—	—	8,551	—	4	8,555	552,529	561,084
Other	—	—	3,039	—	—	3,039	226,604	229,643

Total Consumer	—	—	48,531	—	8,595	57,126	3,811,760	3,868,886

Total Popular, Inc.	$1,022,517	$640,167	$2,609,815	$5,404	$9,400	$4,287,303	$16,695,889	$20,983,192

The following table presents the weighted average obligor risk rating at December 31, 2012 for those classifications that consider a range of rating scales.

Weighted average obligor risk rating	(Scales 11 and 12)	(Scales 1 through 8)
Puerto Rico:[1]	Substandard	Pass
Commercial multi-family	11.94	5.68
Commercial real estate non-owner occupied	11.28	6.98
Commercial real estate owner occupied	11.51	6.93
Commercial and industrial	11.35	6.69

Total Commercial	11.42	6.81

Construction	11.99	7.86

U.S. mainland:	Substandard	Pass
Commercial multi-family	11.26	7.12
Commercial real estate non-owner occupied	11.38	7.04
Commercial real estate owner occupied	11.28	6.64
Commercial and industrial	11.19	6.73

Total Commercial	11.31	6.81

Construction	11.28	7.21

Legacy	11.30	7.48

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

Note 9 – FDIC loss share asset and true-up payment obligation

In connection with the Westernbank FDIC-assisted transaction, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under loss share agreements. The loss share agreement applicable to single-family residential mortgage loans provides for FDIC loss and recoveries sharing for ten years expiring at the end of the quarter ending June 30, 2020. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring at the end of the quarter ending June 30, 2015 and BPPR reimbursement to the FDIC for eight years expiring at the end of the quarter ending June 30, 2018, in each case, on the same terms and conditions as described above.

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of year	$1,379,342	$1,631,594	$1,399,098	$1,915,128
Amortization of loss share indemnification asset	(37,681)	(29,184)	(116,442)	(95,972)
Credit impairment losses to be covered under loss sharing agreements	13,946	18,095	53,329	60,943
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	(87)	(248)	(473)	(744)
Reimbursable expenses	25,641	7,577	45,555	20,619
Net payments to (from) FDIC under loss sharing agreements	(52,865)	(64,932)	(52,758)	(327,739)
Other adjustments attributable to FDIC loss sharing agreements	(3,585)	(3,845)	(3,598)	(13,178)

Balance at end of period	$1,324,711	$1,559,057	$1,324,711	$1,559,057

The following table presents the weighted average life of the loan portfolios subject to the FDIC loss sharing agreement for the quarters ended September 30, 2013 and December 31, 2012.

	Quarters ended
	September 30, 2013	December 31, 2012
Commercial	6.63 years	7.40 years
Consumer	3.18	2.91
Construction	1.52	2.72
Mortgage	7.06	6.97

As part of the loss share agreements, BPPR has agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day (such day, the “true-up measurement date”) of the final shared-loss month, or upon the final disposition of all covered assets under the loss share agreements, in the event losses on the loss share agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($1.1 billion)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%).

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Carrying amount (fair value)	$124,092	$111,519
Undiscounted amount	$183,015	$178,522

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement on losses from the FDIC. Under the loss share agreements, BPPR must:

•	manage and administer the covered assets and collect and effect charge-offs and recoveries with respect to such covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by BPPR in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or the Federal Home Loan Mortgage Corporation (“FHLMC”), as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;

•	exercise its best judgment in managing, administering and collecting amounts on covered assets and effecting charge-offs with respect to the covered assets;

•	use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss assets and best efforts to maximize collections with respect to commercial shared-loss assets;

•	retain sufficient staff to perform the duties under the loss share agreements;

•	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;

•	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan;

•	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets;

•	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries; and

•	maintain books and records sufficient to ensure and document compliance with the terms of the loss share agreements.

Note 10 – Mortgage Banking Activities

The caption of mortgage banking activities in the consolidated statements of operations consists of the following categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,547	$12,282	$34,110	$36,339
Mortgage servicing rights fair value adjustments	3,879	(2,426)	(6,862)	(7,217)

Total mortgage servicing fees, net of fair value adjustments	15,426	9,856	27,248	29,122

Net gain on sale of loans, including valuation on loans	3,559	19,700	16,968	49,028

Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	(865)	(58)	(265)	(154)
Realized gains (losses) on closed derivative positions	776	(7,651)	13,330	(17,578)

Total trading account (loss) profit	(89)	(7,709)	13,065	(17,732)

Total mortgage banking activities	$18,896	$21,847	$57,281	$60,418

Note 11 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 20 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and nine months ended September 30, 2013 and 2012 because they did not contain any credit recourse arrangements. During the quarter ended September 30, 2013, the Corporation recorded a net gain $6.5 million (September 30, 2012 - $18.0 million) related to the residential mortgage loans securitized. During the nine months ended September 30, 2013, the Corporation recorded a net gain $33.0 million (September 30, 2012 - $45.6 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and nine months ended September 30, 2013 and 2012:

	Proceeds Obtained During the Quarter Ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$199,824	$—	$199,824
Mortgage-backed securities - FNMA	—	101,922	—	101,922
Mortgage-backed securities - FHLMC	—	1,127	—	1,127

Total trading account securities	$—	$302,873	$—	$302,873

Mortgage servicing rights	—	—	4,466	4,466

Total	$—	$302,873	$4,466	$307,339

	Proceeds Obtained During the Nine Months Ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$767,393	$—	$767,393
Mortgage-backed securities - FNMA	—	353,987	—	353,987
Mortgage-backed securities - FHLMC	—	27,819	—	27,819

Total trading account securities	$—	$1,149,199	$—	$1,149,199

Mortgage servicing rights	—	—	13,846	13,846

Total	$—	$1,149,199	$13,846	$1,163,045

	Proceeds Obtained During the Quarter Ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$180,827	$—	$180,827
Mortgage-backed securities - FNMA	—	107,301	—	107,301
Mortgage-backed securities - FHLMC	—	20,425	—	20,425

Total trading account securities	$—	$308,553	$—	$308,553

Mortgage servicing rights	—	—	3,777	3,777

Total	$—	$308,553	$3,777	$312,330

	Proceeds Obtained During the Nine Months Ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$575,642	$—	$575,642
Mortgage-backed securities - FNMA	—	238,285	—	238,285
Mortgage-backed securities - FHLMC	—	20,425	—	20,425

Total trading account securities	$—	$834,352	$—	$834,352

Mortgage servicing rights	—	—	10,798	10,798

Total	$—	$834,352	$10,798	$845,150

During the nine months ended September 30, 2013, the Corporation retained servicing rights on whole loan sales involving approximately $116 million in principal balance outstanding (September 30, 2012 - $196 million), with realized gains of approximately $4.0 million (September 30, 2012 - gains of $8.9 million). All loan sales performed during the nine months ended September 30, 2013 and 2012 were without credit recourse agreements.

The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers such as sales and securitizations. These mortgage servicing rights (“MSRs”) are measured at fair value.

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

The following table presents the changes in MSRs measured using the fair value method for the nine months ended September 30, 2013 and 2012.

Residential MSRs
(In thousands)	September 30, 2013	September 30, 2012
Fair value at beginning of period	$154,430	$151,323
Purchases	45	1,620
Servicing from securitizations or asset transfers	15,062	12,842
Sale of servicing assets	—	(103)
Changes due to payments on loans[1]	(17,351)	(14,262)
Reduction due to loan repurchases	(2,866)	(3,961)
Changes in fair value due to changes in valuation model inputs or assumptions	13,355	11,006
Other disposals	(1,230)	(98)

Fair value at end of period	$161,445	$158,367

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $17.1 billion at September 30, 2013 (December 31, 2012 - $16.7 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and nine months ended September 30, 2013 amounted to $11.5 million and $34.1 million, respectively (September 30, 2012 - $12.2 million and $36.3 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At September 30, 2013, those weighted average mortgage servicing fees were 0.27% (September 30, 2012 - 0.28%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and nine months ended September 30, 2013 and 2012 were as follows:

	Quarter ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Prepayment speed	5.6%	6.4%	7.0%	6.2%
Weighted average life	17.7 years	15.6 years	14.2 years	16.2 years
Discount rate (annual rate)	11.2%	11.3%	11.1%	11.4%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	September 30, 2013	December 31, 2012
Fair value of servicing rights	$115,057	$102,727
Weighted average life	12.7 years	10.2 years
Weighted average prepayment speed (annual rate)	7.9%	9.8%
Impact on fair value of 10% adverse change	$(3,218)	$(3,226)
Impact on fair value of 20% adverse change	$(6,868)	$(7,018)
Weighted average discount rate (annual rate)	11.7%	12.3%
Impact on fair value of 10% adverse change	$(4,473)	$(3,518)
Impact on fair value of 20% adverse change	$(9,166)	$(7,505)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	September 30, 2013	December 31, 2012
Fair value of servicing rights	$46,388	$51,703
Weighted average life	10.8 years	11.0 years
Weighted average prepayment speed (annual rate)	9.2%	9.1%
Impact on fair value of 10% adverse change	$(1,828)	$(2,350)
Impact on fair value of 20% adverse change	$(3,383)	$(4,024)
Weighted average discount rate (annual rate)	10.8%	11.4%
Impact on fair value of 10% adverse change	$(1,934)	$(2,516)
Impact on fair value of 20% adverse change	$(3,565)	$(4,317)

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

At September 30, 2013, the Corporation serviced $2.6 billion (December 31, 2012 - $2.9 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At September 30, 2013, the Corporation had recorded $51 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2012 - $56 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the nine months ended September 30, 2013, the Corporation repurchased approximately $ 155 million (December 31, 2012 - $255 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	September 30, 2013	December 31, 2012
Net deferred tax assets (net of valuation allowance)	$844,242	$541,499
Investments under the equity method	213,614	246,776
Bank-owned life insurance program	227,916	233,475
Prepaid FDIC insurance assessment	—	27,533
Prepaid taxes	98,972	88,360
Other prepaid expenses	65,319	60,626
Derivative assets	32,732	41,925
Trades receivables from brokers and counterparties	85,746	137,542
Others	234,937	191,842

Total other assets	$1,803,478	$1,569,578

Note 13 – Goodwill and other intangible assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 and 2012, allocated by reportable segments, were as follows (refer to Note 33 for the definition of the Corporation’s reportable segments):

2013
(In thousands)	Balance at January 1, 2013	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30,2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

2012
(In thousands)	Balance at January 1, 2012	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at September 30, 2012
Banco Popular de Puerto Rico	$246,272	$—	$(439)	$(154)	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$648,350	$—	$(439)	$(154)	$647,757

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

September 30, 2013
(In thousands)	Balance at January 1, 2013 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2013 (net amounts)	Balance at September 30, 2013 (gross amounts)	Accumulated impairment losses	Balance at September 30, 2013 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

December 31, 2012
(In thousands)	Balance at January 1, 2012 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2012 (net amounts)	Balance at December 31, 2012 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2012 (net amounts)
Banco Popular de Puerto Rico	$246,272	$—	$246,272	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,761	$164,411	$648,350	$812,168	$164,411	$647,757

At September 30, 2013 and December 31, 2012, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2013
Core deposits	$77,885	$49,710	$28,175
Other customer relationships	16,835	4,268	12,567
Other intangibles	135	99	36

Total other intangible assets	$94,855	$54,077	$40,778

December 31, 2012
Core deposits	$77,885	$43,627	$34,258
Other customer relationships	16,835	2,974	13,861
Other intangibles	135	73	62

Total other intangible assets	$94,855	$46,674	$48,181

During the quarter ended September 30, 2013, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (September 30, 2012 - $ 2.5 million). During the nine months ended September 30, 2013, the Corporation recognized $ 7.4 million in amortization related to other intangible assets with definite useful lives (September 30, 2012 - $ 7.6 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2013	$2,468
Year 2014	9,227
Year 2015	7,084
Year 2016	6,799
Year 2017	4,050
Year 2018	3,970

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

The Corporation performed the annual goodwill impairment evaluation for the entire organization during the third quarter of 2013 using July 31, 2013 as the annual evaluation date. The reporting units utilized for this evaluation were those that are one level below the business segments, which are the legal entities within the reportable segment. The Corporation follows push-down accounting, as such all goodwill is assigned to the reporting units when carrying out a business combination.

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for each reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”). The growth assumptions included in these projections are based on management’s expectations for each reporting unit’s financial prospects considering economic and industry conditions as well as particular plans of each entity (i.e. restructuring plans, de-leveraging, etc.). The cost of equity used to discount the cash flows was calculated using the Ibbotson Build-Up Method and ranged from 13.5% to 17.34% for the 2013 analysis. The Ibbotson Build-Up Method builds up a cost of equity starting with the rate of return of a “risk-free” asset (20-year U.S. Treasury note) and adds to it additional risk elements such as equity risk premium, size premium and industry risk premium. The resulting discount rates were analyzed in terms of reasonability given the current market conditions and adjustments were made when necessary.

For BPNA, the only reporting unit that failed Step 1, the Corporation determined the fair value of Step 1 utilizing a DCF approach and a market value approach. The market value approach is based on a combination of price multiples from comparable companies and multiples from capital raising transactions of comparable companies. The market multiples used included “price to book” and

“price to tangible book”. The Step 1 fair value for BPNA under both valuation approaches (market and DCF) was below the carrying amount of its equity book value as of the valuation date (July 31), requiring the completion of Step 2. In accordance with accounting standards, the Corporation performed a valuation of all assets and liabilities of BPNA, including any recognized and unrecognized intangible assets, to determine the fair value of BPNA’s net assets. To complete Step 2, the Corporation subtracted from BPNA’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million at July 31, 2013, resulting in no goodwill impairment. The reduction in BPNA’s Step 1 fair value was offset by a reduction in the fair value of its net assets, resulting in an implied fair value of goodwill that exceeds the recorded book value of goodwill.

The analysis of the results for Step 2 indicates that the reduction in the fair value of the reporting unit was mainly attributed to the deteriorated fair value of the loan portfolios and not to the fair value of the reporting unit as a going concern. The current negative performance of the reporting unit is principally related to deteriorated credit quality in its loan portfolio, which is consistent with the results of the Step 2 analysis. The fair value determined for BPNA’s loan portfolio in the July 31, 2013 annual test represented a discount of 15.1%, compared with 18.2% at July 31, 2012. The discount is mainly attributed to market participant’s expected rate of returns.

If the Step 1 fair value of BPNA declines further in the future without a corresponding decrease in the fair value of its net assets or if loan discounts improve without a corresponding increase in the Step 1 fair value, the Corporation may be required to record a goodwill impairment charge. The Corporation engaged a third-party valuator to assist management in the annual evaluation of BPNA’s goodwill (including Step 1 and Step 2) as well as BPNA’s loan portfolios as of the July 31, 2013 valuation date. Management discussed the methodologies, assumptions and results supporting the relevant values for conclusions and determined they were reasonable.

For the BPPR reporting unit, the average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPPR’s equity value by approximately $387 million in the July 31, 2013 annual test as compared with approximately $222 million at July 31, 2012. This result indicates there would be no indication of impairment on the goodwill recorded in BPPR at July 31, 2013. For the BPNA reporting unit, the estimated implied fair value of goodwill calculated in Step 2 exceeded BPNA’s goodwill carrying value by approximately $557 million as compared to approximately $338 million at July 31, 2012. The increase in the excess of the implied fair value of goodwill over its carrying amount for BPNA is mainly due to an increase in the fair value of the equity of BPNA as calculated in Step 1, which is mainly attributed to improvement in BPNA financial performance and increases in market price multiples of comparable companies and transactions. The goodwill balance of BPPR and BPNA, as legal entities, represented approximately 97% of the Corporation’s total goodwill balance as of the July 31, 2013 valuation date.

Furthermore, as part of the analyses, management performed a reconciliation of the aggregate fair values determined for the reporting units to the market capitalization of Popular, Inc. concluding that the fair value results determined for the reporting units in the July 31, 2013 annual assessment were reasonable.

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

Note 14 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	September 30, 2013	December 31, 2012
Savings accounts	$6,898,351	$6,694,014
NOW, money market and other interest bearing demand deposits	5,637,047	5,601,261

Total savings, NOW, money market and other interest bearing demand deposits	12,535,398	12,295,275

Certificates of deposit:
Under $100,000	5,143,267	5,666,973
$100,000 and over	2,953,835	3,243,736

Total certificates of deposit	8,097,102	8,910,709

Total interest bearing deposits	$20,632,500	$21,205,984

A summary of certificates of deposit by maturity at September 30, 2013 follows:

(In thousands)
2013	$2,429,315
2014	2,858,968
2015	1,228,819
2016	658,746
2017	444,686
2018 and thereafter	476,568

Total certificates of deposit	$8,097,102

At September 30, 2013, the Corporation had brokered deposits amounting to $ 2.5 billion (December 31, 2012 - $ 2.8 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $34 million at September 30, 2013 (December 31, 2012 - $17 million).

Note 15 – Borrowings

Federal funds purchased and assets sold under agreements to repurchase as of the end of the periods presented were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Federal funds purchased	$14,062	$—
Assets sold under agreements to repurchase	1,779,146	2,016,752

Total federal funds purchased and assets sold under agreements to repurchase	$1,793,208	$2,016,752

The repurchase agreements outstanding at September 30, 2013 were collateralized by $ 1.4 billion (December 31, 2012 - $ 1.6 billion) in investment securities available-for-sale, $ 312 million (December 31, 2012 - $ 272 million) in trading securities and $ 62 million (December 31, 2012 - $ 133 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 237 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2012 - $ 227 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

Other short-term borrowings as of the end of the periods presented consisted of:

(In thousands)	September 30, 2013	December 31, 2012
Advances with the FHLB paying interest at maturity, at fixed rates ranging from 0.32% to 0.46%	$825,000	$635,000
Others	1,200	1,200

Total other short-term borrowings	$826,200	$636,200

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the short-term borrowings outstanding at December 31, 2012.

Notes payable as of the end of the periods reported consisted of:

(In thousands)	September 30, 2013	December 31, 2012

Advances with the FHLB with maturities ranging from 2014 through 2021 paying interest at monthly fixed rates ranging from 0.57% to 4.19%	$555,644	$577,490

Term notes maturing in 2014 paying interest semiannually at a fixed rate of 7.47%	675	236,620

Term notes with maturities ranging from 2013 to 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate[1]	18	133

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 17)	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $411,129 at September 30, 2013 and $436,530 at December 31, 2012), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 17)[2]	524,871	499,470

Others	23,688	24,208

Total notes payable	$1,544,696	$1,777,721

Note: Refer to the Corporation’s 2012 Annual Report for rates information corresponding to the long-term borrowings outstanding at December 31, 2012.

[1]	The 10-year U.S. Treasury note key index rate at September 30, 2013 and December 31, 2012 was 2.61% and 1.76%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at September 30, 2013 and December 31, 2012.

A breakdown of borrowings by contractual maturities at September 30, 2013 is included in the table below.

(In thousands)	Fed funds purchased and assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2013	$1,051,011	$826,200	$205	$1,877,416
2014	—	—	111,503	111,503
2015	174,135	—	10,945	185,080
2016	453,062	—	215,201	668,263
2017	115,000	—	79,033	194,033
Later years	—	—	602,938	602,938
No stated maturity	—	—	936,000	936,000

Subtotal	1,793,208	826,200	1,955,825	4,575,233
Less: Discount	—	—	411,129	411,129

Total borrowings	$1,793,208	$826,200	$1,544,696	$4,164,104

Note 16 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at September 30, 2013 and December 31, 2012.

As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$32,742	$—	$32,742	$1,092	$—	$126	$31,524
Reverse repurchase agreements	222,396	—	222,396	240	222,156	—	—

Total	$255,138	$—	$255,138	$1,332	$222,156	$126	$31,524

As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$34,942	$—	$34,942	$1,092	$16,034	$—	$17,816
Repurchase agreements	1,779,146	—	1,779,146	240	1,778,906	—	—

Total	$1,814,088	$—	$1,814,088	$1,332	$1,794,940	$—	$17,816

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$41,935	$—	$41,935	$649	$1,770	$—	$39,516
Reverse repurchase agreements	213,462	—	213,462	1,041	212,421	—	—

Total	$255,397	$—	$255,397	$1,690	$214,191	$—	$39,516

As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$42,585	$—	$42,585	$649	$30,390	$—	$11,546
Repurchase agreements	2,016,752	—	2,016,752	1,041	2,015,711	—	—

Total	$2,059,337	$—	$2,059,337	$1,690	$2,046,101	$—	$11,546

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

Note 17 – Trust preferred securities

At September 30, 2013 and December 31, 2012, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at September 30, 2013 and December 31, 2012.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust Il	Popular Capital Trust III

Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 525 million at September 30, 2013 ($ 936 million aggregate liquidation amount, net of $ 411 million discount) and $ 499 million at December 31, 2012 ($ 936 million aggregate liquidation amount, net of $ 437 million discount).

In July 2013, the Board of Governors of the Federal Reserve System approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards and several changes to the U.S. regulatory capital regime required by the Dodd-Frank Wall Street Reform and Consumer Protection on Act (“Dodd-Frank”). The New Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at September 30, 2013 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and 0% as of January 1, 2016 and thereafter. The New Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

Note 18 – Stockholders’ equity

Reverse stock split

On May 29, 2012, the Corporation effected a 1-for-10 reverse split of its common stock previously approved by the Corporation’s stockholders on April 27, 2012. Upon the effectiveness of the reverse split, each 10 shares of authorized and outstanding common stock were reclassified and combined into one new share of common stock. Popular, Inc.’s common stock began trading on a split-adjusted basis on May 30, 2012. All share and per share information in the consolidated financial statements and accompanying notes were retroactively adjusted to reflect the 1-for-10 reverse stock split.

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

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $432 million at September 30, 2013 (December 31, 2012 - $432 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and nine months ended September 30, 2013 and September 30, 2012.

Note 19 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component during the quarters and nine months ended September 30, 2013 and 2012.

	Changes in Accumulated Other Comprehensive Loss by Component[1]
		Quarters ended September 30,		Nine months ended September 30,
(In thousands)		2013	2012	2013	2012
Foreign currency translation	Beginning Balance	$(33,206)	$(29,775)	$(31,277)	$(28,829)

	Other comprehensive loss before reclassifications	(2,013)	(120)	(3,942)	(1,066)

	Net change	(2,013)	(120)	(3,942)	(1,066)

	Ending balance	$(35,219)	$(29,895)	$(35,219)	$(29,895)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(218,321)	$(207,029)	$(225,846)	$(216,058)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	3,762	4,549	11,287	13,648
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	—	(35)	—	(105)

	Net change	3,762	4,514	11,287	13,543

	Ending balance	$(214,559)	$(202,515)	$(214,559)	$(202,515)

Unrealized net holding gains (losses) on investments	Beginning Balance	$23,990	$181,207	$154,568	$203,078

	Other comprehensive loss before reclassifications	(29,503)	(5,374)	(160,081)	(27,594)
	Amounts reclassified from accumulated other comprehensive income	—	(64)	—	285

	Net change	(29,503)	(5,438)	(160,081)	(27,309)

	Ending balance	$(5,513)	$175,769	$(5,513)	$175,769

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$1,498	$(986)	$(313)	$(739)

	Other comprehensive income (loss) before reclassifications	(2,325)	(4,399)	1,436	(8,829)
	Amounts reclassified from other accumulated other comprehensive loss	(888)	2,591	(2,838)	6,774

	Net change	(3,213)	(1,808)	(1,402)	(2,055)

	Ending balance	$(1,715)	$(2,794)	$(1,715)	$(2,794)

	Total	$(257,006)	$(59,435)	$(257,006)	$(59,435)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine months ended September 30, 2013 and 2012.

	Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarters ended		Nine months ended
	Affected Line Item in the Consolidated Statements of Operations	September 30,		September 30,
(In thousands)		2013	2012	2013	2012
Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(6,168)	$(6,289)	$(18,506)	$(18,868)
Amortization of prior service cost	Personnel costs	—	50	—	150

	Total before tax	(6,168)	(6,239)	(18,506)	(18,718)

	Income tax benefit	2,406	1,725	7,219	5,175

	Total net of tax	$(3,762)	$(4,514)	$(11,287)	$(13,543)

Unrealized holding gains (losses) on investments
Realized loss on sale of securities	Net gain (loss) and valuation adjustments on investment securities	$—	$64	$—	$(285)

	Total before tax	—	64	—	(285)

	Total net of tax	$—	$64	$—	$(285)

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$1,456	$(3,701)	$4,652	$(9,677)

	Total before tax	1,456	(3,701)	4,652	(9,677)

	Income tax (expense) benefit	(568)	1,110	(1,814)	2,903

	Total net of tax	$888	$(2,591)	$2,838	$(6,774)

	Total reclassification adjustments, net of tax	$(2,874)	$(7,041)	$(8,449)	$(20,602)

Note 20 – Guarantees

At September 30, 2013 the Corporation recorded a liability of $0.5 million (December 31, 2012 - $0.6 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At September 30, 2013 the Corporation serviced $ 2.6 billion (December 31, 2012 - $ 2.9 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2013, the Corporation repurchased approximately $ 29 million and $ 95 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (September 30, 2012 - $ 33 million and $ 115 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September 30, 2013 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 44 million (December 31, 2012 - $ 52 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and nine month periods ended September 30, 2013 and 2012.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$45,892	$55,783	$51,673	$58,659
Additions for new sales	—	—	—	—
Provision for recourse liability	5,180	5,576	15,965	15,138
Net charge-offs / terminations	(7,243)	(5,068)	(23,809)	(17,506)

Balance as of end of period	$43,829	$56,291	$43,829	$56,291

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements approximated $ 1.0 million and $ 4.0 million, in unpaid principal balance, respectively, with losses amounting to $ 0.3 million and $ 0.8 million, respectively, during the quarter and nine months period ended September 30, 2013 (September 30, 2012 - $ 0.5 million and $ 3.1 million, and $ 0.1 million and $ 0.5 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

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

Also, during the quarter ended June 30, 2011, the Corporation’s banking subsidiary, BPPR, reached an agreement (the “June 2011 agreement”) with the FDIC, as receiver for a local Puerto Rico institution, and the financial institution with respect to a loan servicing portfolio that BPPR services since 2008, related to FHLMC and GNMA pools. The loans were originated and sold by the financial institution and the servicing rights were transferred to BPPR in 2008. As part of the 2008 servicing agreement, the financial institution was required to repurchase from BPPR any loans that BPPR, as servicer, was required to repurchase from the investors under representation and warranty obligations. As part of the June 2011 agreement, the Corporation received cash to discharge the financial institution from any repurchase obligation and other claims over the serviced portfolio. At September 30, 2013, the related representation and warranty reserve amounted to $ 5.8 million, and the related serviced portfolio approximated $2.5 billion (December 31, 2012 - $ 7.6 million and $2.9 billion, respectively).

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and nine months ended September 30, 2013 and 2012.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$20,959	$8,179	$7,587	$8,522
Additions for new sales	—	—	13,747	—
Provision (reversal) for representation and warranties	(1,100)	110	(975)	356
Net charge-offs / terminations	(945)	(327)	(1,445)	(916)

Balance as of end of period	$18,914	$7,962	$18,914	$7,962

In addition, at September 30, 2013, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 7 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2012 - $ 8 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011. On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length-time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. Make-whole events are typically defaulted cases in which the investor attempts to recover by collateral or guarantees, and the seller is obligated to cover any impaired or unrecovered portion of the loan. Claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and nine months periods ended September 30, 2013 and 2012.

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$8,760	$10,131	$7,740	$10,625
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	(1,710)	(1,841)	314	(1,841)
Net charge-offs / terminations	(1)	(1)	(1,005)	(495)

Balance as of end of period	$7,049	$8,289	$7,049	$8,289

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2013, the Corporation serviced $ 17.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2012 - $ 16.7 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $29 million (December 31, 2012 - $19 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at September 30, 2013 (December 31, 2012 - $ 0.5 billion). In addition, at September 30, 2013 and December 31, 2012, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 17 to the consolidated financial statements for further information on the trust preferred securities.

Note 21 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit:
Credit card lines	$4,599,350	$4,379,071
Commercial lines of credit	2,342,231	2,044,382
Other unused credit commitments	345,755	351,537
Commercial letters of credit	4,293	20,634
Standby letters of credit	77,212	127,519
Commitments to originate or fund mortgage loans	38,994	41,187

At September 30, 2013, the Corporation maintained a reserve of approximately $4 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2012 - $5 million).

Other commitments

At September 30, 2013, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2012 - $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 33 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $14.2 billion, or 67% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at September 30, 2013, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2012 - $13.3 billion, or 64%).

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At September 30, 2013, the Corporation had approximately $0.9 billion of credit facilities granted to the Puerto Rico Government, its municipalities and public corporations, of which $25 million were uncommitted lines of credit (December 31, 2012 - $0.8 billion and $75 million, respectively). Of the total credit facilities granted, $681 million was outstanding at September 30, 2013, of which none were uncommitted lines of credit (December 31, 2012 - $681 billion and $61 million respectively). As part of its investment securities portfolio, the Corporation had $204 million in obligations issued or guaranteed by the Puerto Rico Government, its municipalities and public corporations (December 31, 2012 - $217 million).

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $272 million at September 30, 2013 that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2012 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $124 million at September 30, 2013 (December 31, 2012 - $112 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $15.4 million as of September 30, 2013. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Ongoing Class Action Litigation

Banco Popular North America is currently a defendant in two class action lawsuits arising from its consumer and commercial banking activity:

On November 21, 2012, BPNA was served with a putative class action complaint captioned Valle v. Popular Community Bank filed in the New York State Supreme Court (New York County). Plaintiffs, existing BPNA customers, allege among other things that BPNA has engaged in unfair and deceptive acts and trade practices relative to the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that BPNA improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by BPNA violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs.

BPNA removed the case to federal court (S.D.N.Y.), and plaintiffs subsequently filed a motion to remand the action to state court, which the Court has granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders.

On August 22, 2013, BPNA was served with a putative class action complaint captioned Crissen v. Gupta, filed in the United States District Court for the Southern District of Indiana. The complaint alleges that BPNA, together with a BPNA commercial customer, purportedly engaged in a conspiracy to fraudulently inflate the amounts of money required to redeem property tax lien certificates in connection with certain Indiana real properties. Plaintiff is seeking actual damages against defendants in excess of $2 million, in addition to treble and punitive damages, based on alleged violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act and various other state law claims. A motion to dismiss the complaint was filed on October 21, 2013.

Other Significant Proceedings

As described under “Note 9 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the commercial late stage real-estate collateral-dependent loans described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC through the quarter ending June 30, 2018.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to submit shared-loss claims for quarters subsequent to June 30, 2012. As of September 30, 2013, BPPR had unreimbursed shared-loss claims of $541.3 million under the commercial loss share agreement with the FDIC. On October 21, 2013, BPPR received a payment of $143.1 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $398.2 million, including $248.1 million related to commercial late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $123.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for costs to sell troubled assets. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected either by those arbitrators or by the American Arbitration Association.

To the extent we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration, in the quarter ending June 30, 2015, of the FDIC’s obligation to reimburse BPPR under the commercial loss share agreement, which could require us to make a material adjustment to the value of our loss share assets and the related true up payment obligation to the FDIC, and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 22 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at September 30, 2013.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 24 to the consolidated financial statements for additional information on the debt securities outstanding at September 30, 2013 and December 31, 2012, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Assets
Servicing assets:
Mortgage servicing rights	$113,839	$105,246

Total servicing assets	$113,839	$105,246

Other assets:
Servicing advances	$1,655	$1,106

Total other assets	$1,655	$1,106

Total assets	$115,494	$106,352

Maximum exposure to loss	$115,494	$106,352

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.2 billion at September 30, 2013 (December 31, 2012 - $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at September 30, 2013 and December 31, 2012, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
Assets
Loans held-in-portfolio:
Acquisition loan	$10,558	$52,963
Advances under the working capital line	530	—
Advances under the advance facility	14,678	7,077

Total loans held-in-portfolio	$25,766	$60,040

Accrued interest receivable	$70	$163
Other assets:
Investment in PRLP 2011 Holdings LLC	$25,971	$22,747

Total other assets	$25,971	$22,747

Total assets	$51,807	$82,950

Deposits	$(4,811)	$(7,103)

Total liabilities	$(4,811)	$(7,103)

Total net assets	$46,996	$75,847

Maximum exposure to loss	$46,996	$75,847

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2013 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

On March 25, 2013, BPPR completed a sale of assets with a book value of $509.0 million, of which $500.6 million were in non-performing status, comprised of commercial and construction loans, and commercial and single family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987.0 million to a newly created joint venture, PR Asset Portfolio 2013-1 International, LLC. The joint venture is majority owned by Caribbean Property Group LLC (“CPG”) and certain affiliates of Perella Weinberg Partners’ Asset Based Value Strategy. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

BPPR provided financing to the joint venture for the acquisition of the assets in an amount equal to the sum of 57% of the purchase price of the assets, and closing costs, for a total acquisition loan of $182.4 million (the “acquisition loan”). The acquisition loan has a 5-year maturity and bears a variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity’s assets. In addition, BPPR provided the joint venture with a non-revolving advance facility (the “advance facility”) of $35.0 million to cover unfunded commitments and costs-to-complete related to certain construction projects, and a revolving working capital line (the “working capital line”) of $30.0 million to fund certain operating expenses of the joint venture. Cash proceeds received by the joint venture are first used to cover debt service payments for the acquisition loan, advance facility, and the working capital line described above which must be paid in full before proceeds can be used for other purposes. The distributable cash proceeds are determined based on a pro-rata basis in accordance with the respective equity ownership percentages. BPPR’s equity interest in the joint venture ranks pari-passu with those of other parties involved. As part of the transaction executed in March 2013, BPPR received $92.3 million in cash and a 24.9% equity interest in the joint venture. The Corporation is not required to provide any other financial support to the joint venture.

BPPR accounted for this transaction as a true sale pursuant to ASC Subtopic 860-10 and thus recognized the cash received, its equity investment in the joint venture, and the acquisition loan provided to the joint venture and derecognized the loans and real estate owned sold.

The Corporation has determined that PR Asset Portfolio 2013-1 International, LLC is a VIE but the Corporation is not the primary beneficiary. All decisions are made by CPG (or an affiliate thereof) (the “Manager”), except for certain limited material decisions which would require the unanimous consent of all members. The Manager is authorized to execute and deliver on behalf of the joint venture any and all documents, contracts, certificates, agreements and instruments, and to take any action deemed necessary in the benefit of the joint venture. Also, the Manager delegates the day-to-day management and servicing of the loans to PR Asset Portfolio Servicing International, LLC, an affiliate of CPG.

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

The Corporation holds variable interests in this VIE in the form of the 24.9% equity interest (the “Investment in PR Asset Portfolio 2013-1 International, LLC”) and the financing provided to the joint venture. The equity interest is accounted for under the equity method of accounting pursuant to ASC Subtopic 323-10.

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at September 30, 2013.

(In thousands)	September 30, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$172,965
Advances under the working capital line	1,198
Advances under the advance facility	36

Total loans held-in-portfolio	$174,199

Accrued interest receivable	$468
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$30,062

Total other assets	$30,062

Total assets	$204,729

Deposits	$(25,567)

Total liabilities	$(25,567)

Total net assets	$179,162

Maximum exposure to loss	$179,162

The Corporation determined that the maximum exposure to loss under a worst case scenario at September 30, 2013 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 23 – Related party transactions with affiliated company / joint venture

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

On April 12, 2013, EVERTEC completed an initial public offering (“IPO”) of 28.8 million shares of common stock, generating proceeds of approximately $575.8 million. In connection with the IPO, EVERTEC sold 6.3 million shares of newly issued common stock and Apollo Global Management LLC (“Apollo”) and Popular sold 13.7 million and 8.8 million shares of EVERTEC retaining stakes of 29.1% and 33.5%, respectively. As of June 30, 2013, Popular’s stake in EVERTEC was reduced to 32.4% due to exercise by EVERTEC’s management of certain stock options that became fully vested as a result of the IPO. A portion of the proceeds received by EVERTEC from the IPO was used to repay and refinance its outstanding debt. In connection with the refinancing, Popular received payment in full for its portion of the EVERTEC debt held by it at that time. As a result of these transactions, Popular recognized an after-tax gain of approximately $156.6 million during the second quarter of 2013.

On September 18, 2013, EVERTEC completed a secondary public offering (“SPO”) of 20.0 million shares of common stock to the public at $22.50 per share. Apollo sold 10,808,759 shares and Popular sold 9,057,000 shares of EVERTEC, retaining respective stakes after the sale of 14.9% and 21.3%. As a result of this transaction, Popular recognized an after-tax gain of approximately $167.8 million during the third quarter of 2013 and received proceeds of approximately $197 million.

The Corporation received $ 2.7 million in dividend distributions during the nine months ended September 30, 2013 from its investments in EVERTEC’s holding company. During the nine months ended September 30, 2012, net capital distributions received from EVERTEC amounted to $ 131 million, which included $ 1.4 million in dividend distributions. The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2013	December 31, 2012
Equity investment in EVERTEC	$42,369	$73,916

The Corporation had the following financial condition balances outstanding with EVERTEC at September 30, 2013 and December 31, 2012. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	At September 30, 2013	At December 31, 2012
Investment securities	$—	$35,000
Loans	—	53,589
Accounts receivables (Other assets)	5,494	4,085
Deposits	(23,877)	(19,968)
Accounts payable (Other liabilities)	(16,242)	(16,582)

Net total	$(34,625)	$56,124

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations since October 1, 2010. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and nine months ended September 30, 2013 and 2012.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of income (loss) from the investment in EVERTEC	$2,726	$(15,237)
Share of other changes in EVERTEC’s stockholders’ equity	157	36,642

Share of EVERTEC’s changes in equity recognized in income	$2,883	$21,405

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Share of income from the investment in EVERTEC	29	1,863
Share of other changes in EVERTEC’s stockholders’ equity	—	(149)

Share of EVERTEC’s changes in equity recognized in income	$29	$1,714

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and nine months ended September 30, 2013 and 2012. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to EVERTEC	$—	$2,491	Interest income
Interest income on investment securities issued by EVERTEC	—	1,269	Interest income
Interest expense on deposits	(29)	(86)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,585	18,974	Other service fees
Debt prepayment penalty paid by EVERTEC	—	5,856	Net gain (loss) and valuation adjustments on investment securities
Consulting fee paid by EVERTEC	—	9,854	Other operating income
Rental income charged to EVERTEC	1,690	5,054	Net occupancy
Processing fees on services provided by EVERTEC	(38,335)	(114,610)	Professional fees
Other services provided to EVERTEC	204	634	Other operating expenses

Total	$(29,885)	$(70,564)

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012	Category
Interest income on loan to EVERTEC	$854	$2,502	Interest income
Interest income on investment securities issued by EVERTEC	963	2,888	Interest income
Interest expense on deposits	(45)	(219)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,240	18,513	Other service fees
Rental income charged to EVERTEC	1,636	4,991	Net occupancy
Processing fees on services provided by EVERTEC	(36,173)	(110,687)	Professional fees
Other services provided to EVERTEC	141	544	Other operating expenses

Total	$(26,384)	$(81,468)

At December 31, 2012, EVERTEC had certain performance bonds outstanding, which were guaranteed by the Corporation under a general indemnity agreement between the Corporation and the insurance companies issuing the bonds. EVERTEC’s performance bonds guaranteed by the Corporation amounted to approximately $ 1.0 million at December 31, 2012 and expired during the quarter ended June 30, 2013. Also, EVERTEC has a letter of credit issued by BPPR, for an amount of $ 3.6 million at September 30, 2013 (December 31, 2012 - $ 2.9 million). As part of the merger agreement, the Corporation also agreed to maintain outstanding this letter of credit for a 5-year period. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. The consolidated statements of operations for all periods presented have been adjusted to reflect this change. This change had no impact on the Corporation’s net income and did not have a material effect on its consolidated financial statements. The following tables present the impact of the change in the Corporation’s results for all comparative prior period presented.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of EVERTEC’s changes in equity recognized in income	$2,883	$21,405
Intra-company eliminations considered in other operating income (detailed in next table)	(1,858)	(15,030)

Share of EVERTEC’s changes in equity, net of eliminations	$1,025	$6,375

	Quarter ended September 30, 2013			Nine months ended September 30, 2013
(In thousands)	As currently reported	Impact of eliminations[1]	Amounts net of eliminations	As currently reported	Impact of eliminations	Amounts net of eliminations	Category

Interest income on loan to EVERTEC	$—	$276	$276	2,491	$(531)	$1,960	Interest income

Interest income on investment securities issued by EVERTEC	—	141	141	1,269	(270)	999	Interest income

Interest expense on deposits	(29)	—	(29)	(86)	18	(68)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	6,585	(29)	6,556	18,974	(4,041)	14,933	Other service fees

Debt prepayment penalty paid by EVERTEC	—	649	649	5,856	(1,247)	4,609	Net gain (loss) and valuation adjustments on investment securities
Consulting fee paid by EVERTEC	—	1,091	1,091	9,854	(2,099)	7,755	Other operating income
Rental income charged to EVERTEC	1,690	12	1,702	5,054	(1,077)	3,977	Net occupancy

Processing fees on services provided by EVERTEC	(38,335)	(286)	(38,621)	(114,610)	24,412	(90,198)	Professional fees

Other services provided to EVERTEC	204	4	208	634	(135)	499	Other operating expenses

Total	$(29,885)	$1,858	$(28,027)	$(70,564)	$15,030	$(55,534)

[1]	The impact of eliminations for the quarter ended September 30, 2013 includes the effect of the reduction in Popular’s stake in EVERTEC to 21.3% from 32.4% as of June 30, 2013.

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Share of EVERTEC’s changes in equity recognized in income	$29	$1,714
Intra-company eliminations considered in other operating income (detailed in next table)	(12,793)	(39,067)

Share of EVERTEC’s changes in equity, net of eliminations	$(12,764)	$(37,353)

	Quarter ended September 30, 2012			Nine months ended September 30, 2012
(In thousands)	As currently reported	Impact of eliminations	Amounts net of eliminations, as previously reported	As currently reported	Impact of eliminations	Amounts net of eliminations, as previously reported	Category

Interest income on loan to EVERTEC	$854	$(414)	$440	$2,502	$(1,198)	$1,304	Interest income

Interest income on investment securities issued by EVERTEC	963	(467)	496	2,888	(1,384)	1,504	Interest income

Interest expense on deposits	(45)	22	(23)	(219)	104	(115)	Interest expense

ATH and credit cards interchange income from services to EVERTEC	6,240	(3,026)	3,214	18,513	(8,854)	9,659	Other service fees

Rental income charged to EVERTEC	1,636	(794)	842	4,991	(2,391)	2,600	Net occupancy

Processing fees on services provided by EVERTEC	(36,173)	17,540	(18,633)	(110,687)	53,048	(57,639)	Professional fees

Other services provided to EVERTEC	141	(68)	73	544	(258)	286	Other operating expenses

Total	$(26,384)	$12,793	$(13,591)	$(81,468)	$39,067	$(42,401)

PRLP 2011 Holdings LLC

As indicated in Note 22 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2013	December 31, 2012
Equity investment in PRLP 2011 Holdings, LLC	$25,971	$22,747

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at September 30, 2013 and 2012.

(In thousands)	At September 30, 2013	At December 31, 2012
Loans	$25,766	$60,040
Accrued interest receivable	70	163
Deposits (non-interest bearing)	(4,811)	(7,103)

Net total	$21,025	$53,100

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters and nine months ended September 30, 2013 and 2012.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of (loss) income from the equity investment in PRLP 2011 Holdings, LLC	$(9)	$2,721

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012
Share of income from the equity investment in PRLP 2011 Holdings, LLC	$1,770	$7,118

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and nine months ended September 30, 2013 and 2012.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$266	$940	Interest income

(In thousands)	Quarter ended September 30, 2012	Nine months ended September 30, 2012	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$619	$2,130	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 22 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	September 30, 2013
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$30,062

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at September 30, 2013.

(In thousands)	At September 30, 2013
Loans	$174,199
Accrued interest receivable	468
Deposits (non-interest bearing)	(25,567)

Net total	$149,100

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and nine months ended September 30, 2013.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(51)	$(2,354)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarter and nine months ended September 30, 2013.

(In thousands)	Quarter ended September 30, 2013	Nine months ended September 30, 2013	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,478	$1,594	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	105	150	Other service fees

Total	$1,583	$1,744

Note 24 – Fair value measurement

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 and on a nonrecurring basis in periods subsequent to initial recognition for the nine months ended September 30, 2013 and 2012:

At September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total

RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$43,928	$—	$43,928
Obligations of U.S. Government sponsored entities	—	1,285,399	—	1,285,399
Obligations of Puerto Rico, States and political subdivisions	—	55,927	—	55,927
Collateralized mortgage obligations - federal agencies	—	2,533,744	—	2,533,744
Collateralized mortgage obligations - private label	—	887	—	887
Mortgage-backed securities	—	1,188,906	6,698	1,195,604
Equity securities	5,188	3,598	—	8,786
Other	—	12,343	—	12,343

Total investment securities available-for-sale	$5,188	$5,124,732	$6,698	$5,136,618

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$9,464	$—	$9,464
Collateralized mortgage obligations	—	462	1,479	1,941
Mortgage-backed securities - federal agencies	—	299,952	10,036	309,988
Other	—	15,471	1,973	17,444

Total trading account securities	$—	$325,349	$13,488	$338,837

Mortgage servicing rights	$—	$—	$161,445	$161,445
Derivatives	—	32,742	—	32,742

Total assets measured at fair value on a recurring basis	$5,188	$5,482,823	$181,631	$5,669,642

Liabilities
Derivatives	$—	$(34,942)	$—	$(34,942)
Contingent consideration	—	—	(124,575)	(124,575)

Total liabilities measured at fair value on a recurring basis	$—	$(34,942)	$(124,575)	$(159,517)

At December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total

RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$37,238	$—	$37,238
Obligations of U.S. Government sponsored entities	—	1,096,318	—	1,096,318
Obligations of Puerto Rico, States and political subdivisions	—	54,981	—	54,981
Collateralized mortgage obligations - federal agencies	—	2,367,065	—	2,367,065
Collateralized mortgage obligations - private label	—	2,473	—	2,473
Mortgage-backed securities	—	1,476,077	7,070	1,483,147
Equity securities	3,827	3,579	—	7,406
Other	—	35,573	—	35,573

Total investment securities available-for-sale	$3,827	$5,073,304	$7,070	$5,084,201

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$24,801	$—	$24,801
Collateralized mortgage obligations	—	618	2,499	3,117
Mortgage-backed securities - federal agencies	—	251,046	11,817	262,863
Other	—	21,494	2,240	23,734

Total trading account securities	$—	$297,959	$16,556	$314,515

Mortgage servicing rights	$—	$—	$154,430	$154,430
Derivatives	—	41,935	—	41,935

Total assets measured at fair value on a recurring basis	$3,827	$5,413,198	$178,056	$5,595,081

Liabilities
Derivatives	$—	$(42,585)	$—	$(42,585)
Contingent consideration	—	—	(112,002)	(112,002)

Total liabilities measured at fair value on a recurring basis	$—	$(42,585)	$(112,002)	$(154,587)

Nine months ended September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$31,628	$31,628	$(29,847)
Loans held-for-sale[2]	—	—	—	—	(364,820)
Other real estate owned[3]	—	3,094	74,114	77,208	(37,833)
Other foreclosed assets[3]	—	—	407	407	(261)

Total assets measured at fair value on a nonrecurring basis	$—	$3,094	$106,149	$109,243	$(432,761)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $5 million at September 30, 2013.

Nine months ended September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$11,887	$11,887	$(12,206)
Loans held-for-sale[2]	—	—	102,092	102,092	(41,706)
Other real estate owned[3]	—	—	93,560	93,560	(25,795)
Other foreclosed assets[3]	—	—	120	120	(303)
Long-lived assets held-for-sale[4]	—	—	—	—	(123)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$207,659	$207,659	$(80,133)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell excluded from the reported fair value amount were $6 million at September 30, 2012.
[4]	Represents the fair value of long-lived assets held-for-sale that were written down to their fair value.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and nine months ended September 30, 2013 and 2012.

Quarter ended September 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)
Gains (losses) included in earnings	(2)	(4)	83	(69)	3,879	3,887	(5,322)	(5,322)
Gains (losses) included in OCI	44	—	—	—	—	44	—	—
Purchases	—	—	343	—	4,910	5,253	—	—
Sales	—	(103)	(100)	—	—	(203)	—	—
Settlements	(100)	(67)	(625)	—	(788)	(1,580)	—	—

Balance at September 30, 2013	$6,698	$1,479	$10,036	$1,973	$161,445	$181,631	$(124,575)	$(124,575)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2013	$—	$1	$135	$—	$9,342	$9,478	$(5,322)	$(5,322)

Nine months ended September 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(5)	(3)	(91)	(267)	(6,862)	(7,228)	(12,573)	(12,573)
Gains (losses) included in OCI	(42)	—	—	—	—	(42)	—	—
Purchases	—	25	601	—	15,107	15,733	—	—
Sales	—	(802)	(100)	—	—	(902)	—	—
Settlements	(325)	(240)	(2,192)	—	(1,230)	(3,987)	—	—

Balance at September 30, 2013	$6,698	$1,479	$10,036	$1,973	$161,445	$181,631	$(124,575)	$(124,575)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2013	$—	$4	$90	$(7)	$13,355	$13,442	$(12,573)	$(12,573)

Quarter ended September 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities

Balance at June 30, 2012	$7,382	$2,855	$17,705	$2,356	$155,711	$186,009	$(101,013)	$(101,013)
Gains (losses) included in earnings	(2)	(3)	(230)	(22)	(2,426)	(2,683)	(2,986)	(2,986)
Gains (losses) included in OCI	(137)	—	—	—	—	(137)	—	—
Purchases	—	—	80	56	5,238	5,374	—	—
Sales	—	—	(4,286)	—	(103)	(4,389)	—	—
Settlements	(100)	(218)	(700)	—	(53)	(1,071)	311	311

Balance at September 30, 2012	$7,143	$2,634	$12,569	$2,390	$158,367	$183,103	$(103,688)	$(103,688)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2012	$—	$(4)	$(81)	$35	$5,548	$5,498	$(2,991)	$(2,991)

Nine months ended September 30, 2012
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2012	$7,435	$2,808	$21,777	$4,036	$151,323	$187,379	$(99,762)	$(99,762)
Gains (losses) included in earnings	(5)	54	747	27	(7,217)	(6,394)	(4,237)	(4,237)
Gains (losses) included in OCI	63	—	—	—	—	63	—	—
Purchases	—	607	6,393	2,116	14,462	23,578	—	—
Sales	—	(251)	(9,741)	(1,834)	(103)	(11,929)	—	—
Settlements	(350)	(584)	(1,396)	(1,955)	(98)	(4,383)	311	311
Transfers into Level 3	—	—	2,405	—	—	2,405	—	—
Transfers out of Level 3	—	—	(7,616)	—	—	(7,616)	—	—

Balance at September 30, 2012	$7,143	$2,634	$12,569	$2,390	$158,367	$183,103	$(103,688)	$(103,688)

Changes in unrealized gains (losses) included in earnings relating to assets still held at September 30, 2012	$—	$47	$(173)	$(340)	$11,067	$10,601	$(4,753)	$(4,753)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters ended September 30, 2013 and 2012, and nine months ended September 30, 2013. There were no transfers in and / or out of Level 1 for financial instruments measured at fair value on a recurring basis during the nine months ended September 30, 2012. There were $ 2 million in transfers from Level 2 to Level 3 and $ 8 million in transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the nine months ended September 30, 2012. The transfers from Level 2 to Level 3 of trading mortgage-backed securities were the result of a change in valuation technique to a matrix pricing model, based on indicative prices provided by brokers. The transfers from Level 3 to Level 2 of trading mortgage-backed securities resulted from observable market data becoming available for these securities. The Corporation’s policy is to recognize transfers as of the end of the reporting period.

Gains and losses (realized and unrealized) included in earnings for the quarter and nine months ended September 30, 2013 and 2012 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended September 30, 2013		Nine months ended September 30, 2013
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(5)	$—
FDIC loss share (expense) income	(5,322)	(5,322)	(12,573)	(12,573)
Mortgage banking activities	3,879	9,342	(6,862)	13,355
Trading account profit (loss)	10	136	(361)	87

Total	$(1,435)	$4,156	$(19,801)	$869

	Quarter ended September 30, 2012		Nine months ended September 30, 2012
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(5)	$—
FDIC loss share (expense) income	(2,991)	(2,991)	(4,849)	(4,849)
Mortgage banking activities	(2,426)	5,548	(7,217)	11,067
Trading account profit (loss)	(255)	(50)	828	(466)
Other operating income	5	—	612	96

Total	$(5,669)	$2,507	$(10,631)	$5,848

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair Value at September 30, 2013		Valuation Technique	Unobservable Inputs	Weighted Average (Range)
Collateralized mortgage obligations - trading			Discounted	Weighted average life	2.6 years (0.7 - 4.6 years)
			cash flow	Yield	4.3% (1.5% - 4.7%)
	$1,479		model	Constant prepayment rate	23.9% (21.7% - 25.2%)
Other - trading			Discounted	Weighted average life	5.1 years
			cash flow	Yield	10.1%
	$959		model	Constant prepayment rate	12.6%
Mortgage servicing rights			Discounted	Prepayment speed	8.4% (5.3% - 21.1%)
			cash flow	Weighted average life	12.0 years (4.7 - 19.0 years)
	$161,445		model	Discount rate	11.4% (9.5% - 16.8%)
Contingent consideration			Discounted	Credit loss rate on covered loans	17.1% (0.0% - 103.4%)
			cash flow	Risk premium component
	$(124,575)		model	of discount rate	3.8%
Loans held-in-portfolio			External	Haircut applied on
	$25,488	[1]	Appraisal	external appraisals	15.1% (5.0% - 30.0%)
Other real estate owned			External	Haircut applied on
	$14,328	[2]	Appraisal	external appraisals	26.3% (10.0% - 40.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 25 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at September 30, 2013 and December 31, 2012, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to the Critical Accounting Policies / Estimates in the 2012 Annual Report.

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

Investment securities held-to-maturity

•	Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•	Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•	Other: Other securities include foreign and corporate debt. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. The fair value of corporate debt, which is collateralized by municipal bonds of Puerto Rico, was internally derived from benchmark treasury notes and a credit spread based on comparable Puerto Rico government trades, similar securities, and/or recent issuances. Corporate debt is classified as Level 3.

Other investment securities

•	Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 17 for additional information on these trust preferred securities.

•	Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of September 30, 2013, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

The following tables present the carrying or notional amounts, as applicable, and estimated fair values for financial instruments with their corresponding level in the fair value hierarchy.

	September 30, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$368,590	$368,590	$—	$—	$368,590
Money market investments	961,788	738,993	222,795	—	961,788
Trading account securities, excluding derivatives[1]	338,837	—	325,349	13,488	338,837
Investment securities available-for-sale[1]	5,136,618	5,188	5,124,732	6,698	5,136,618
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	113,733	—	—	93,536	93,536
Collateralized mortgage obligation-federal agency	122	—	—	129	129
Other	26,500	—	1,500	24,084	25,584

Total investment securities held-to-maturity	$140,355	$—	$1,500	$117,749	$119,249

Other investment securities:
FHLB stock	$102,858	$—	$102,858	$—	$102,858
FRB stock	79,883	—	79,883	—	79,883
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,926	—	—	4,411	4,411

Total other investment securities	$198,864	$—	$195,938	$5,411	$201,349

Loans held-for-sale	$124,532	$—	$4,540	$125,543	$130,083
Loans not covered under loss sharing agreement with the FDIC	20,901,083	—	—	18,591,073	18,591,073
Loans covered under loss sharing agreements with the FDIC	2,959,181	—	—	3,349,983	3,349,983
FDIC loss share asset	1,324,711	—	—	1,189,678	1,189,678
Mortgage servicing rights	161,445	—	—	161,445	161,445
Derivatives	32,742	—	32,742	—	32,742

	September 30, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,297,952	$—	$18,297,952	$—	$18,297,952
Time deposits	8,097,102	—	8,157,281	—	8,157,281

Total deposits	$26,395,054	$—	$26,455,233	$—	$26,455,233

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,124,058	$—	$1,128,952	$—	$1,128,952
Structured repurchase agreements	669,150	—	731,210	—	731,210

Total assets sold under agreements to repurchase	$1,793,208	$—	$1,860,162	$—	$1,860,162

Other short-term borrowings[2]	$826,200	$—	$826,200	$—	$826,200
Notes payable:
FHLB advances	$555,644	$—	$574,316	$—	$574,316
Medium-term notes	693	—	—	720	720
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	378,192	—	378,192
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	524,871	—	—	1,024,590	1,024,590
Others	23,688	—	—	23,688	23,688

Total notes payable	$1,544,696	$—	$952,508	$1,048,998	$2,001,506

Derivatives	$34,942	$—	$34,942	$—	$34,942

Contingent consideration	$124,575	$—	$—	$124,575	$124,575

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,287,336	$—	$—	$3,375	$3,375
Letters of credit	81,505	—	—	986	986

[1]	Refer to Note 24 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2012
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$439,363	$439,363	$—	$—	$439,363
Money market investments	1,085,580	839,007	246,573	—	1,085,580
Trading account securities, excluding derivatives[1]	314,515	—	297,959	16,556	314,515
Investment securities available-for-sale[1]	5,084,201	3,827	5,073,304	7,070	5,084,201
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	116,177	—	—	117,558	117,558
Collateralized mortgage obligation-federal agency	140	—	—	144	144
Other	26,500	—	1,500	25,031	26,531

Total investment securities held-to-maturity	$142,817	$—	$1,500	$142,733	$144,233

Other investment securities:
FHLB stock	$89,451	$—	$89,451	$—	$89,451
FRB stock	79,878	—	79,878	—	79,878
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,917	—	—	3,975	3,975

Total other investment securities	$185,443	$—	$182,526	$4,975	$187,501

Loans held-for-sale	$354,468	$—	$4,779	$376,582	$381,361
Loans not covered under loss sharing agreement with the FDIC	20,361,491	—	—	17,424,038	17,424,038
Loans covered under loss sharing agreements with the FDIC	3,647,066	—	—	3,925,440	3,925,440
FDIC loss share asset	1,399,098	—	—	1,241,579	1,241,579
Mortgage servicing rights	154,430	—	—	154,430	154,430
Derivatives	41,935	—	41,935	—	41,935

(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,089,904	$—	$18,089,904	$—	$18,089,904
Time deposits	8,910,709	—	8,994,363	—	8,994,363

Total deposits	$27,000,613	$—	$27,084,267	$—	$27,084,267

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,378,562	$—	$1,385,237	$—	$1,385,237
Structured repurchase agreements	638,190	—	720,620	—	720,620

Total assets sold under agreements to repurchase	$2,016,752	$—	$2,105,857	$—	$2,105,857

Other short-term borrowings[2]	$636,200	$—	$636,200	$—	$636,200
Notes payable:
FHLB advances	$577,490	$—	$608,313	$—	$608,313
Medium-term notes	236,753	—	243,351	3,843	247,194
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	363,659	—	363,659
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	499,470	—	—	824,458	824,458
Others	24,208	—	—	24,208	24,208

Total notes payable	$1,777,721	$—	$1,215,323	$852,509	$2,067,832

Derivatives	$42,585	$—	$42,585	$—	$42,585

Contingent consideration	$112,002	$—	$—	$112,002	$112,002

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$6,774,990	$—	$—	$2,858	$2,858
Letters of credit	148,153	—	—	1,544	1,544

[1]	Refer to Note 24 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 15 to the consolidated financial statements for the composition of short-term borrowings.

Note 26 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2013	2012	2013	2012
Net income	$229,135	$47,188	$436,296	$161,335
Preferred stock dividends	(931)	(931)	(2,792)	(2,792)

Net income applicable to common stock	$228,204	$46,257	$433,504	$158,543

Average common shares outstanding	102,714,262	102,451,410	102,666,570	102,363,099
Average potential dilutive common shares	303,181	33,550	348,104	182,375

Average common shares outstanding - assuming dilution	103,017,443	102,484,960	103,014,674	102,545,474

Basic EPS	$2.22	$0.45	$4.22	$1.55

Diluted EPS	$2.22	$0.45	$4.21	$1.55

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

For the quarter and nine months ended September 30, 2013, there were 101,755 and 103,047 weighted average antidilutive stock options outstanding, respectively (September 30, 2012 - 164,195 and 166,810). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which had an antidilutive effect at September 30, 2013.

Note 27 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Debit card fees	$11,005	$10,752	$32,138	$33,223
Insurance fees	13,255	12,322	37,793	36,775
Credit card fees	16,890	15,623	48,981	44,383
Sale and administration of investment products	8,981	9,511	27,941	28,045
Trust fees	4,148	3,977	12,760	12,127
Processing fees	—	1,406	—	4,819
Other fees	4,305	4,363	13,946	13,210

Total other services fees	$58,584	$57,954	$173,559	$172,582

Note 28 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Amortization of loss share indemnification asset	$(37,681)	$(29,184)	$(116,442)	$(95,972)
80% mirror accounting on credit impairment losses[1]	13,946	18,095	53,329	60,943
80% mirror accounting on reimbursable expenses	25,641	7,577	45,555	20,619
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(11,533)	(199)	(14,802)	(774)
80% mirror accounting on amortization of contingent liability on unfunded commitments	(87)	(248)	(473)	(744)
Change in true-up payment obligation	(5,322)	(2,991)	(12,573)	(4,849)
Other	170	243	519	1,390

Total FDIC loss share (expense) income	$(14,866)	$(6,707)	$(44,887)	$(19,387)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 29 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended September 30,		Quarters ended September 30,
(In thousands)	2013	2012	2013	2012
Interest Cost	$6,966	$7,495	$373	$393
Expected return on plan assets	(10,804)	(9,810)	(542)	(526)
Amortization of net loss	5,363	5,426	332	323

Total net periodic pension cost (benefit)	$1,525	$3,111	$163	$190

	Pension Plans		Benefit Restoration Plans
	Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Interest Cost	$20,897	$22,486	$1,120	$1,179
Expected return on plan assets	(32,412)	(29,430)	(1,625)	(1,578)
Amortization of net loss	16,089	16,277	998	969

Total net periodic pension cost (benefit)	$4,574	$9,333	$493	$570

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter ended September 30, 2013. The total contributions expected to be paid during the year 2013 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$564	$548	$1,693	$1,642
Interest cost	1,712	1,950	5,136	5,851
Amortization of prior service cost	—	(50)	—	(150)
Amortization of net loss	473	540	1,419	1,621

Total net periodic postretirement benefit cost	$2,749	$2,988	$8,248	$8,964

Contributions made to the postretirement benefit plan for the quarter ended September 30, 2013 amounted to approximately $1.7 million. The total contributions expected to be paid during the year 2013 for the postretirement benefit plan amount to approximately $6.8 million.

Note 30 – Stock-based compensation

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$201.75 - $272.00	101,755	$253.34	0.77	101,755	$253.34

There was no intrinsic value of options outstanding and exercisable at September 30, 2013 and 2012.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2011	206,946	$207.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(45,960)	155.68

Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(59,231)	170.10

Outstanding at September 30, 2013	101,755	$253.34

There was no stock option expense recognized for the quarters and nine months ended September 30, 2013 and 2012.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	241,934	$31.98
Granted	359,427	17.72
Vested	(96,353)	37.61
Forfeited	(13,785)	26.59

Non-vested at December 31, 2012	491,223	$20.59
Granted	229,131	28.20
Vested	(130,574)	31.21
Forfeited	(3,783)	24.63

Non-vested at September 30, 2013	585,997	$21.18

During the quarter ended September 30, 2013 and 2012, no shares of restricted stock were awarded to management under the Incentive Plan. For the nine-month period ended September 30, 2013, 229,131 shares of restricted stock (September 30, 2012 - 359,427) were awarded to management under the Incentive Plan, from which 165,304 shares (September 30, 2012 - 253,170) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended September 30, 2013, the Corporation recognized $ 1.4 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (September 30, 2012 - $ 1.1 million, with a tax benefit of $ 0.3 million). For the nine-month period ended September 30, 2013, the Corporation recognized $ 3.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 1.2 million (September 30, 2012 - $ 3.2 million, with a tax benefit of $ 0.8 million). During the quarter ended September 30, 2013, there was no vesting of restricted stock. For the nine-month period ended September 30, 2013, the fair market value of the restricted stock vested was $4.0 million at grant date and $3.6 million at vesting date. This triggers a shortfall, net of windfalls, of $0.1 million that was recorded as an additional income tax expense at the applicable income tax rate. No income tax expense was recorded for the U.S. employees due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at September 30, 2013 was $ 7.8 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2011	—	—
Granted	41,174	$16.37
Vested	(41,174)	16.37
Forfeited	—	—

Non-vested at December 31, 2012	—	—
Granted	18,885	$29.70
Vested	(18,885)	29.70
Forfeited	—	—

Non-vested at September 30, 2013	—	—

During the quarter ended September 30, 2013, the Corporation granted 1,669 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2012 - 3,322). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $46 thousand (September 30, 2012 - $0.1 million, with a tax benefit of $32 thousand). For the nine-month period ended September 30, 2013, the Corporation granted 18,885 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (September 30, 2012 - 37,800). During this period, the Corporation recognized $0.4 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $0.1 million (September 30, 2012 - $0.3 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during the nine months ended September 30, 2013 for directors was $ 0.6 million.

Note 31 – Income taxes

The reason for the difference between the income tax (benefit) expense applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	September 30, 2013		September 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$96,292	39%	$18,772	30%
Net benefit of net tax exempt interest income	(7,608)	(3)	(7,625)	(12)
Deferred tax asset valuation allowance	(3,667)	(2)	1,611	3
Non-deductible expenses	8,085	3	5,817	9
Difference in tax rates due to multiple jurisdictions	(2,492)	(1)	(250)	—
Effect of income subject to preferential tax rate	(57,565)	(23)	7,662	12
Unrecognized tax benefits	(7,727)	(3)	(8,985)	(14)
Others	(7,550)	(3)	(1,618)	(3)

Income tax expense	$17,768	7%	$15,384	25%

	Nine months ended
	September 30, 2013		September 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$62,325	39%	$34,505	30%
Net benefit of net tax exempt interest income	(27,484)	(17)	(18,378)	(16)
Deferred tax asset valuation allowance	(15,404)	(10)	2,730	2
Non-deductible expenses	23,844	15	17,182	15
Difference in tax rates due to multiple jurisdictions	(9,442)	(6)	(4,606)	(4)
Adjustment in deferred tax due to change in tax rate	(197,467)	(124)	—	—
Effect of income subject to preferential tax rate[1]	(102,878)	(64)	(66,607)	(58)
Unrecognized tax benefits	(7,727)	(5)	(8,985)	(8)
Others	(2,256)	(1)	(2,158)	(1)

Income tax (benefit) expense	$(276,489)	(173)%	$(46,317)	(40)%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Income tax expense amounted to $17.8 million for the quarter ended September 30, 2013, compared with an income tax expense of $ 15.4 million for the same quarter of 2012. The increase in income tax expense was primarily due to the gain recognized during the third quarter of 2013 on the sale of a portion of Evertec‘s shares which was taxable at a preferential tax rate according to Act Number 73 of May 28, 2008, known as “ Economic Incentives Act for the Development of Puerto Rico”.

The increase in income tax benefit for the nine months ended September 30, 2013, compared to the same period of 2012 was mainly due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as a result of the increase in the marginal tax rate from 30% to 39%. On June 30, 2013, the Governor of Puerto Rico signed Act Number 40 which includes among the most significant changes to the Puerto Rico Internal Revenue Code an increase in the marginal tax rate from 30% to 39% effective for taxable years beginning after December 31, 2012. In addition, income tax benefit increased due to the loss generated in the Puerto Rico operations by the sale of non-performing assets that took place during the first and second quarter of 2013, net of the gain realized on the sale of Evertec’s shares that took place during the second and third quarter of 2013.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	September 30, 2013	December 31, 2012
Deferred tax assets:
Tax credits available for carryforward	$8,057	$2,666
Net operating loss and other carryforward available	1,269,805	1,201,174
Postretirement and pension benefits	132,101	97,276
Deferred loan origination fees	7,751	6,579
Allowance for loan losses	775,353	592,664
Deferred gains	9,601	10,528
Accelerated depreciation	6,931	6,699
Intercompany deferred gains	3,040	3,891
Other temporary differences	36,220	31,864

Total gross deferred tax assets	2,248,859	1,953,341

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	38,101	37,281
Difference in outside basis between financial and tax reporting on sale of a business	740	6,400
FDIC-assisted transaction	77,287	53,351
Unrealized net gain on trading and available-for-sale securities	14,024	51,002
Deferred loan origination costs	—	3,459
Other temporary differences	9,769	10,142

Total gross deferred tax liabilities	139,921	161,635

Valuation allowance	1,267,116	1,260,542

Net deferred tax asset	$841,822	$531,164

The net deferred tax asset shown in the table above at September 30, 2013 is reflected in the consolidated statements of financial condition as $844 million in net deferred tax assets in the “Other assets” caption (December 31, 2012 - $541 million) and $2 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2012 - $10 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

At September 30, 2013, the Corporation’s net deferred tax assets related to its Puerto Rico operations amounted to $871 million. The Corporation’s Puerto Rico banking operation is in a cumulative loss position for the three-year period ended September 30, 2013 taking into account taxable income exclusive of reversing temporary differences (adjusted taxable income). This cumulative loss position was mainly due to the sale of assets, most of which were in non-performing status, comprised of commercial and construction loans and commercial and single family real estate owned, completed during the first quarter of 2013 and mortgage loans, completed during the second quarter of 2013. The Corporation weights all available positive and negative evidence to assess the realization of the deferred tax asset. Positive evidence assessed included (i) the Corporation’s Puerto Rico banking operations very strong earnings history; (ii) consideration that the event causing the cumulative loss position is not a continuing condition of the operations; (iii) new legislation extending the period of carryover of net operating losses to twelve years for losses incurred during taxable years 2005 thru 2012 and ten years for losses incurred after 2012. Accordingly, there is enough positive evidence to outweigh the negative evidence of the cumulative loss. Based on this evidence, the Corporation has concluded that it is more-likely-than-not that such net deferred tax asset will be realized.

The Corporation’s U.S. mainland operations are in a cumulative loss position for the three-year period ended September 30, 2013. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland, this cumulative taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Corporation will not be able to realize the associated deferred tax assets in the future. At September 30, 2013, the Corporation recorded a valuation allowance of approximately $ 1.3 billion on the deferred tax assets of its U.S. operations (December 31, 2012 - $ 1.3 billion).

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2013	2012
Balance at January 1	$13.4	$19.5
Additions for tax positions - January through March	0.2	0.7

Balance at March 31	$13.6	$20.2
Additions for tax positions - April through June	0.3	—
Reduction for tax positions - April through June	—	(0.2)
Reduction for tax positions taken in prior years - April through June	—	(0.7)

Balance at June 30	$13.9	$19.3
Additions for tax positions - July through September	0.3	0.2
Reduction as a result of lapse of statute of limitations - July through September	(5.7)	(6.3)

Balance at September 30	$8.5	$13.2

The accrued interest related to uncertain tax positions approximated $2.8 million at September 30, 2013 (December 31, 2012 - $4.3 million). Management determined that at September 30, 2013 and December 31, 2012, there was no need to accrue for the payment of penalties.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $10.4 million at September 30, 2013 (December 31, 2012 - $16.9 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At September 30, 2013, the following years remain subject to examination in the U.S. Federal jurisdiction: 2010 and thereafter; and in the Puerto Rico jurisdiction, 2009 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $6 million.

Note 32 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the nine months ended September 30, 2013 and September 30, 2012 are listed in the following table:

(In thousands)	September 30, 2013	September 30, 2012
Non-cash activities:
Loans transferred to other real estate	$188,275	$218,798
Loans transferred to other property	24,974	18,970

Total loans transferred to foreclosed assets	213,249	237,768
Transfers from loans held-in-portfolio to loans held-for-sale	442,003	55,826
Transfers from loans held-for-sale to loans held-in-portfolio	25,245	10,325
Loans securitized into investment securities[1]	1,149,199	834,352
Trades receivables from brokers and counterparties	85,746	287,322
Trades payables to brokers and counterparties	161,452	71,698
Recognition of mortgage servicing rights on securitizations or asset transfers	15,062	12,842
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	194,514	—

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 33 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments - Banco Popular de Puerto Rico and Banco Popular North America.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at September 30, 2013, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2013

For the quarter ended September 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$309,946	$73,179	$—
Provision for loan losses	67,856	4,755	—
Non-interest income	90,995	16,433	—
Amortization of intangibles	1,788	680	—
Depreciation expense	9,630	2,258	—
Other operating expenses	232,612	55,800	—
Income tax expense	26,407	937	—

Net income	$62,648	$25,182	$—

Segment assets	$27,090,255	$8,782,020	$(11,904)

For the quarter ended September 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$383,125	$(28,919)	$—	$354,206
Provision for loan losses	72,611	52	—	72,663
Non-interest income	107,428	184,583	(52)	291,959
Amortization of intangibles	2,468	—	—	2,468
Depreciation expense	11,888	159	—	12,047
Loss on early extinguishment of debt	—	3,388	—	3,388
Other operating expenses	288,412	20,983	(699)	308,696
Income tax expense (benefit)	27,344	(9,799)	223	17,768

Net income	$87,830	$140,881	$424	$229,135

Segment assets	$35,860,371	$5,361,877	$(5,170,132)	$36,052,116

For the nine months ended September 30, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$929,722	$209,032	$—
Provision for loan losses	545,685	210	—
Non-interest income	210,703	39,257	—
Amortization of intangibles	5,363	2,040	—
Depreciation expense	29,702	6,870	—
Other operating expenses	707,973	163,145	—
Income tax (benefit) expense	(262,224)	2,809	—

Net income	$113,926	$73,215	$—

For the nine months ended September 30, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,138,754	$(82,516)	$—	$1,056,238
Provision for loan losses	545,895	32	—	545,927
Non-interest income	249,960	370,869	(1,450)	619,379
Amortization of intangibles	7,403	—	—	7,403
Depreciation expense	36,572	484	—	37,056
Loss on early extinguishment of debt	—	3,388	—	3,388
Other operating expenses	871,118	52,985	(2,067)	922,036
Income tax benefit	(259,415)	(17,190)	116	(276,489)

Net income	$187,141	$248,654	$501	$436,296

2012

For the quarter ended September 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$301,016	$69,598	$—
Provision for loan losses	92,439	13,851	—
Non-interest income	113,378	11,481	—
Amortization of intangibles	1,801	680	—
Depreciation expense	9,368	2,000	—
Loss on early extinguishment of debt	43	—	—
Other operating expenses	220,430	54,942	—
Income tax expense	17,090	937	—

Net income	$73,223	$8,669	$—

For the quarter ended September 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$370,614	$(26,337)	$162	$344,439
Provision (reversal of provision) for loan losses	106,290	(82)	—	106,208
Non-interest income	124,859	7,089	(574)	131,374
Amortization of intangibles	2,481	—	—	2,481
Depreciation expense	11,368	303	—	11,671
Loss on early extinguishment of debt	43	—	—	43
Other operating expenses	275,372	18,653	(1,187)	292,838
Income tax expense (benefit)	18,027	(2,851)	208	15,384

Net income (loss)	$81,892	$(35,271)	$567	$47,188

For the nine months ended September 30, 2012
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$889,954	$213,228	$—
Provision for loan losses	281,986	43,877	—
Non-interest income	311,333	42,187	—
Amortization of intangibles	5,565	2,040	—
Depreciation expense	27,992	6,017	—
Loss on early extinguishment of debt	25,184	—	—
Other operating expenses	673,747	172,127	—
Income tax (benefit) expense	(39,281)	2,809	—

Net income	$226,094	$28,545	$—

For the nine months ended September 30, 2012
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$1,103,182	$(78,453)	$487	$1,025,216
Provision for loan losses	325,863	267	—	326,130
Non-interest income	353,520	29,079	(1,867)	380,732
Amortization of intangibles	7,605	—	—	7,605
Depreciation expense	34,009	944	—	34,953
Loss on early extinguishment of debt	25,184	—	—	25,184
Other operating expenses	845,874	53,684	(2,500)	897,058
Income tax benefit	(36,472)	(10,108)	263	(46,317)

Net income (loss)	$254,639	$(94,161)	$857	$161,335

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2013

For the quarter ended September 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$122,706	$184,522	$2,718	$—	$309,946
Provision for loan losses	6,898	60,958	—	—	67,856
Non-interest income	10,231	61,736	19,044	(16)	90,995
Amortization of intangibles	1	1,708	79	—	1,788
Depreciation expense	4,066	5,260	304	—	9,630
Other operating expenses	75,088	140,933	16,607	(16)	232,612
Income tax expense	19,411	5,701	1,295	—	26,407

Net income	$27,473	$31,698	$3,477	$—	$62,648

Segment assets	$11,168,478	$18,089,472	$652,664	$(2,820,359)	$27,090,255

For the nine months ended September 30, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$355,225	$567,223	$7,274	$—	$929,722
Provision for loan losses	146,510	399,175	—	—	545,685
Non-interest (expense) income	(35,253)	176,172	69,835	(51)	210,703
Amortization of intangibles	3	5,127	233	—	5,363
Depreciation expense	12,906	15,874	922	—	29,702
Other operating expenses	222,384	434,810	50,830	(51)	707,973
Income tax (benefit) expense	(73,123)	(196,194)	7,093	—	(262,224)

Net income	$11,292	$84,603	$18,031	$—	$113,926

2012

For the quarter ended September 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$102,548	$195,952	$2,516	$—	$301,016
Provision for loan losses	55,300	37,139	—	—	92,439
Non-interest income	13,496	74,111	25,809	(38)	113,378
Amortization of intangibles	2	1,708	91	—	1,801
Depreciation expense	4,238	4,886	244	—	9,368
Loss on early extinguishment of debt	43	—	—	—	43
Other operating expenses	69,040	135,179	16,249	(38)	220,430
Income tax (benefit) expense	(6,007)	20,119	2,978	—	17,090

Net (loss) income	$(6,572)	$71,032	$8,763	$—	$73,223

For the nine months ended September 30, 2012
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$312,201	$568,154	$9,595	$4	$889,954
Provision for loan losses	111,723	170,263	—	—	281,986
Non-interest income	32,130	196,228	83,079	(104)	311,333
Amortization of intangibles	12	5,126	427	—	5,565
Depreciation expense	12,610	14,662	720	—	27,992
Loss on early extinguishment of debt	7,905	17,279	—	—	25,184
Other operating expenses	204,289	418,323	51,239	(104)	673,747
Income tax (benefit) expense	(26,397)	(23,240)	10,354	2	(39,281)

Net income	$34,189	$161,969	$29,934	$2	$226,094

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2013

For the quarter ended September 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$72,459	$720	$—	$73,179
Provision (reversal of provision) for loan losses	6,486	(1,731)	—	4,755
Non-interest income	14,576	1,857	—	16,433
Amortization of intangibles	680	—	—	680
Depreciation expense	2,258	—	—	2,258
Other operating expenses	55,191	609	—	55,800
Income tax expense	937	—	—	937

Net income	$21,483	$3,699	$—	$25,182

Segment assets	$9,513,077	$327,231	$(1,058,288)	$8,782,020

For the nine months ended September 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$206,664	$2,368	$—	$209,032
(Reversal of provision) provision for loan losses	(2,561)	2,771	—	210
Non-interest income	39,098	159	—	39,257
Amortization of intangibles	2,040	—	—	2,040
Depreciation expense	6,870	—	—	6,870
Other operating expenses	161,268	1,877	—	163,145
Income tax expense	2,809	—	—	2,809

Net income (loss)	$75,336	$(2,121)	$—	$73,215

2012

For the quarter ended September 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$68,639	$959	$—	$69,598
Provision for loan losses	8,294	5,557	—	13,851
Non-interest income	9,470	2,011	—	11,481
Amortization of intangibles	680	—	—	680
Depreciation expense	2,000	—	—	2,000
Other operating expenses	54,430	512	—	54,942
Income tax expense	937	—	—	937

Net income (loss)	$11,768	$(3,099)	$—	$8,669

For the nine months ended September 30, 2012
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$210,705	$2,523	$—	$213,228
Provision for loan losses	31,180	12,697	—	43,877
Non-interest income	39,207	2,980	—	42,187
Amortization of intangibles	2,040	—	—	2,040
Depreciation expense	6,017	—	—	6,017
Other operating expenses	169,976	2,151	—	172,127
Income tax expense	2,809	—	—	2,809

Net income (loss)	$37,890	$(9,345)	$—	$28,545

Geographic Information

	Quarter ended		Nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:[1]
Puerto Rico	$540,721	$377,032	$1,378,361	$1,094,076
United States	85,948	74,248	237,768	238,490
Other	19,496	24,533	59,488	73,382

Total consolidated revenues	$646,165	$475,813	$1,675,617	$1,405,948

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments of investment securities, trading account profit (loss), net gain (loss) on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share expense (income) and other operating income.

Selected Balance Sheet Information:

(In thousands)	September 30, 2013	December 31, 2012

Puerto Rico
Total assets	$25,912,067	$26,582,248
Loans	17,948,824	18,484,977
Deposits	19,406,949	19,984,830

United States
Total assets	$9,013,477	$8,816,143
Loans	5,924,406	5,852,705
Deposits	6,036,980	6,049,168

Other
Total assets	$1,126,572	$1,109,144
Loans	754,494	755,950
Deposits [1]	951,125	966,615

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 34 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to September 30, 2013.

On October 18, 2013, the Corporation submitted a formal application to the Federal Reserve of New York to redeem the $935 million in trust preferred securities due under the Troubled Assets Relief Program (“TARP”), discussed in Note 17. While there can be no assurance that the Corporation will be approved to repay TARP, nor on the timing of this event, if the Corporation is approved and repays TARP in full, a non-cash charge to earnings would be recorded for the unamortized portion of the discount associated with this debt, which at September 30, 2013 had a balance of $411 million.

Note 35 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at September 30, 2013 and December 31, 2012, and the results of their operations and cash flows for periods ended September 30, 2013 and 2012.

PNA is an operating, wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: Equity One, Inc. and Banco Popular North America (“BPNA”), including BPNA’s wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., and E-LOAN, Inc.

PIHC fully and unconditionally guarantees all registered debt securities issued by PNA.

Popular International Bank, Inc. (“PIBI”) is a wholly-owned subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries Popular Insurance V.I., Inc. In July 2013, the Corporation completed the sale of Tarjetas y Transacciones en Red Tranred, C.A., which was a wholly owned subsidiary of PIBI. Effective January 1, 2012, PNA, which was a wholly-owned subsidiary of PIBI prior to that date, became a direct wholly-owned subsidiary of PIHC after an internal reorganization. Since the internal reorganization, PIBI is no longer a bank holding company and is no longer a potential issuer of the Corporation’s debt securities. PIBI has no outstanding registered debt securities that would also be guaranteed by PIHC.

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At September 30, 2013, BPPR could have declared a dividend of approximately $471 million (December 31, 2012 - $404 million). However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At September 30, 2013
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$5,744	$618	$368,258	$(6,030)	$368,590
Money market investments	23,722	360	942,966	(5,260)	961,788
Trading account securities, at fair value	1,378	—	337,470	—	338,848
Investment securities available-for-sale, at fair value	5,005	—	5,131,613	—	5,136,618
Investment securities held-to-maturity, at amortized cost	185,000	—	140,355	(185,000)	140,355
Other investment securities, at lower of cost or realizable value	10,850	4,492	183,522	—	198,864
Investment in subsidiaries	4,308,536	1,656,798	—	(5,965,334)	—
Loans held-for-sale, at lower of cost or fair value	—	—	124,532	—	124,532

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	615,416	—	21,518,299	(613,661)	21,520,054
Loans covered under loss sharing agreements with the FDIC	—	—	3,076,009	—	3,076,009
Less - Unearned income	—	—	92,871	—	92,871
Allowance for loan losses	98	—	642,830	—	642,928

Total loans held-in-portfolio, net	615,318	—	23,858,607	(613,661)	23,860,264

FDIC loss share asset	—	—	1,324,711	—	1,324,711
Premises and equipment, net	2,259	50	517,314	—	519,623
Other real estate not covered under loss sharing agreements with the FDIC	—	—	135,502	—	135,502
Other real estate covered under loss sharing agreements with the FDIC	—	—	159,968	—	159,968
Accrued income receivable	128	31	122,796	(74)	122,881
Mortgage servicing assets, at fair value	—	—	161,445	—	161,445
Other assets	89,072	15,167	1,736,282	(37,043)	1,803,478
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	46,338	—	46,892

Total assets	$5,247,566	$1,677,516	$35,939,436	$(6,812,402)	$36,052,116

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,768,584	$(6,030)	$5,762,554
Interest bearing	—	—	20,632,860	(360)	20,632,500

Total deposits	—	—	26,401,444	(6,390)	26,395,054

Federal funds purchased and assets sold under agreements to repurchase	—	—	1,798,108	(4,900)	1,793,208
Other short-term borrowings	—	233,561	1,206,300	(613,661)	826,200
Notes payable	815,683	149,663	579,350	—	1,544,696
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	37,998	36,633	1,061,995	(37,553)	1,099,073

Total liabilities	853,681	419,857	31,232,197	(847,504)	31,658,231

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,034	2	55,628	(55,630)	1,034
Surplus	4,146,717	4,238,208	5,859,225	(10,088,906)	4,155,244
Retained earnings (accumulated deficit)	453,857	(2,974,381)	(949,069)	3,914,923	445,330
Treasury stock, at cost	(877)	—	—	—	(877)
Accumulated other comprehensive loss, net of tax	(257,006)	(6,170)	(258,545)	264,715	(257,006)

Total stockholders’ equity	4,393,885	1,257,659	4,707,239	(5,964,898)	4,393,885

Total liabilities and stockholders’ equity	$5,247,566	$1,677,516	$35,939,436	$(6,812,402)	$36,052,116

Condensed Consolidating Statement of Financial Condition

	At December 31, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$1,103	$624	$439,552	$(1,916)	$439,363
Money market investments	18,574	867	1,067,006	(867)	1,085,580
Trading account securities, at fair value	1,259	—	313,266	—	314,525
Investment securities available-for-sale, at fair value	42,383	—	5,058,786	(16,968)	5,084,201
Investment securities held-to-maturity, at amortized cost	185,000	—	142,817	(185,000)	142,817
Other investment securities, at lower of cost or realizable value	10,850	4,492	170,101	—	185,443
Investment in subsidiaries	4,285,957	1,653,636	—	(5,939,593)	—
Loans held-for-sale, at lower of cost or fair value	—	—	354,468	—	354,468

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	286,080	—	21,050,205	(256,280)	21,080,005
Loans covered under loss sharing agreements with the FDIC	—	—	3,755,972	—	3,755,972
Less - Unearned income	—	—	96,813	—	96,813
Allowance for loan losses	241	—	730,366	—	730,607

Total loans held-in-portfolio, net	285,839	—	23,978,998	(256,280)	24,008,557

FDIC loss share asset	—	—	1,399,098	—	1,399,098
Premises and equipment, net	2,495	115	533,183	—	535,793
Other real estate not covered under loss sharing agreements with the FDIC	—	—	266,844	—	266,844
Other real estate covered under loss sharing agreements with the FDIC	—	—	139,058	—	139,058
Accrued income receivable	1,675	112	124,266	(325)	125,728
Mortgage servicing assets, at fair value	—	—	154,430	—	154,430
Other assets	112,775	12,614	1,457,852	(13,663)	1,569,578
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	53,741	—	54,295

Total assets	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,796,992	$(2,363)	$5,794,629
Interest bearing	—	—	21,216,085	(10,101)	21,205,984

Total deposits	—	—	27,013,077	(12,464)	27,000,613

Assets sold under agreements to repurchase	—	—	2,016,752	—	2,016,752
Other short-term borrowings	—	—	866,500	(230,300)	636,200
Notes payable	790,282	385,609	601,830	—	1,777,721
Subordinated notes	—	—	185,000	(185,000)	—
Other liabilities	48,182	42,120	923,138	(47,191)	966,249

Total liabilities	838,464	427,729	31,606,297	(474,955)	32,397,535

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,032	2	55,628	(55,630)	1,032
Surplus	4,141,767	4,206,708	5,859,926	(10,058,107)	4,150,294
Retained earnings (accumulated deficit)	20,353	(3,012,365)	(1,114,802)	4,118,640	11,826
Treasury stock, at cost	(444)	—	—	—	(444)
Accumulated other comprehensive (loss) income, net of tax	(102,868)	50,386	(105,826)	55,440	(102,868)

Total stockholders’ equity	4,110,000	1,244,731	4,694,926	(5,939,657)	4,110,000

Total liabilities and stockholders’ equity	$4,948,464	$1,672,460	$36,301,223	$(6,414,612)	$36,507,535

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$416	$—	$392,176	$(397)	$392,195
Money market investments	27	1	847	(27)	848
Investment securities	3,091	81	33,301	(2,912)	33,561
Trading account securities	—	—	5,242	—	5,242

Total interest income	3,534	82	431,566	(3,336)	431,846

Interest expense:
Deposits	—	—	31,849	(1)	31,848
Short-term borrowings	—	81	9,906	(423)	9,564
Long-term debt	25,455	7,028	6,657	(2,912)	36,228

Total interest expense	25,455	7,109	48,412	(3,336)	77,640

Net interest (expense) income	(21,921)	(7,027)	383,154	—	354,206
Provision for loan losses- non-covered loans	52	—	55,178	—	55,230
Provision for loan losses- covered loans	—	—	17,433	—	17,433

Net interest (expense) income after provision for loan losses	(21,973)	(7,027)	310,543	—	281,543

Service charges on deposit accounts	—	—	43,096	—	43,096
Other service fees	—	—	58,636	(52)	58,584
Mortgage banking activities	—	—	18,896	—	18,896
Trading account profit (loss)	64	—	(6,671)	—	(6,607)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	3,454	—	3,454
Adjustments (expense) to indemnity reserves on loans sold	—	—	(2,387)	—	(2,387)
FDIC loss share (expense) income	—	—	(14,866)	—	(14,866)
Other operating income	178,946	578	12,265	—	191,789

Total non-interest income	179,010	578	112,423	(52)	291,959

Operating expenses:
Personnel costs	8,012	—	108,827	—	116,839
Net occupancy expenses	903	—	23,808	—	24,711
Equipment expenses	1,049	—	10,719	—	11,768
Other taxes	113	—	17,636	—	17,749
Professional fees	4,120	23	67,948	(52)	72,039
Communications	120	—	6,438	—	6,558
Business promotion	385	—	14,597	—	14,982
FDIC deposit insurance	—	—	16,100	—	16,100
Loss on early extinguishment of debt	—	3,388	—	—	3,388
Other real estate owned (OREO) expenses	—	—	17,175	—	17,175
Other operating expenses	(15,305)	108	38,666	(647)	22,822
Amortization of intangibles	—	—	2,468	—	2,468

Total operating expenses	(603)	3,519	324,382	(699)	326,599

Income (loss) before income tax and equity in earnings of subsidiaries	157,640	(9,968)	98,584	647	246,903
Income tax (benefit) expense	(4,797)	—	22,342	223	17,768

Income (loss) before equity in earnings of subsidiaries	162,437	(9,968)	76,242	424	229,135
Equity in undistributed earnings of subsidiaries	66,698	18,316	—	(85,014)	—

Net income	$229,135	$8,348	$76,242	$(84,590)	$229,135

Comprehensive income (loss), net of tax	$198,168	$3,393	$45,299	$(48,692)	$198,168

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$3,342	$—	$1,170,488	$(784)	$1,173,046
Money market investments	113	3	2,630	(114)	2,632
Investment securities	10,634	242	105,350	(8,736)	107,490
Trading account securities	—	—	16,212	—	16,212

Total interest income	14,089	245	1,294,680	(9,634)	1,299,380

Interest expense:
Deposits	—	—	105,971	(3)	105,968
Short-term borrowings	—	81	29,927	(895)	29,113
Long-term debt	75,312	21,542	19,943	(8,736)	108,061

Total interest expense	75,312	21,623	155,841	(9,634)	243,142

Net interest (expense) income	(61,223)	(21,378)	1,138,839	—	1,056,238
Provision for loan losses- non-covered loans	32	—	485,406	—	485,438
Provision for loan losses- covered loans	—	—	60,489	—	60,489

Net interest (expense) income after provision for loan losses	(61,255)	(21,378)	592,944	—	510,311

Service charges on deposit accounts	—	—	130,755	—	130,755
Other service fees	—	—	175,010	(1,451)	173,559
Mortgage banking activities	—	—	57,281	—	57,281
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account profit (loss)	134	—	(12,070)	—	(11,936)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(54,532)	—	(54,532)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(30,162)	—	(30,162)
FDIC loss share (expense) income	—	—	(44,887)	—	(44,887)
Other operating income	345,818	3,427	44,200	—	393,445

Total non-interest income	351,808	3,427	265,595	(1,451)	619,379

Operating expenses:
Personnel costs	23,152	—	324,355	—	347,507
Net occupancy expenses	2,649	2	69,641	—	72,292
Equipment expenses	3,113	—	32,448	—	35,561
Other taxes	280	—	44,343	—	44,623
Professional fees	9,814	68	202,785	(167)	212,500
Communications	323	—	19,711	—	20,034
Business promotion	1,254	—	42,207	—	43,461
FDIC deposit insurance	—	—	44,883	—	44,883
Loss on early extinguishment of debt	—	3,388	—	—	3,388
Other real estate owned (OREO) expenses	—	—	69,678	—	69,678
Other operating expenses	(40,654)	325	110,782	(1,900)	68,553
Amortization of intangibles	—	—	7,403	—	7,403

Total operating expenses	(69)	3,783	968,236	(2,067)	969,883

Income (loss) before income tax and equity in earnings of subsidiaries	290,622	(21,734)	(109,697)	616	159,807
Income tax (benefit) expense	(1,176)	—	(275,429)	116	(276,489)

Income (loss) before equity in earnings of subsidiaries	291,798	(21,734)	165,732	500	436,296
Equity in undistributed earnings of subsidiaries	144,498	59,718	—	(204,216)	—

Net Income	$436,296	$37,984	$165,732	$(203,716)	$436,296

Comprehensive income (loss), net of tax	$282,158	$(18,572)	$13,013	$5,559	$282,158

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,759	$—	$387,076	$(886)	$387,949
Money market investments	—	3	862	(3)	862
Investment securities	4,052	81	39,028	(2,749)	40,412
Trading account securities	—	—	5,815	—	5,815

Total interest income	5,811	84	432,781	(3,638)	435,038

Interest expense:
Deposits	—	—	43,025	(3)	43,022
Short-term borrowings	—	2	10,761	(887)	9,876
Long-term debt	24,118	8,067	8,427	(2,911)	37,701

Total interest expense	24,118	8,069	62,213	(3,801)	90,599

Net interest (expense) income	(18,307)	(7,985)	370,568	163	344,439
Provision for loan losses- non-covered loans	(82)	—	83,671	—	83,589
Provision for loan losses- covered loans	—	—	22,619	—	22,619

Net interest (expense) income after provision for loan losses	(18,225)	(7,985)	264,278	163	238,231

Service charges on deposit accounts	—	—	45,858	—	45,858
Other service fees	—	—	58,529	(575)	57,954
Mortgage banking activities	—	—	21,847	—	21,847
Net gain and valuation adjustments on investment securities	—	—	64	—	64
Trading account profit	—	—	5,443	—	5,443
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(1,205)	—	(1,205)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(8,717)	—	(8,717)
FDIC loss share (expense) income	—	—	(6,707)	—	(6,707)
Other operating income	103	(1,149)	17,882	1	16,837

Total non-interest income	103	(1,149)	132,994	(574)	131,374

Operating expenses:
Personnel costs	6,675	—	104,875	—	111,550
Net occupancy expenses	844	—	22,772	(1)	23,615
Equipment expenses	1,021	—	10,426	—	11,447
Other taxes	368	—	12,298	—	12,666
Professional fees	3,647	3	67,875	(573)	70,952
Communications	114	—	6,386	—	6,500
Business promotion	425	—	14,499	—	14,924
FDIC deposit insurance	—	—	24,173	—	24,173
Loss on early extinguishment of debt	—	—	43	—	43
Other real estate owned (OREO) expenses	—	—	5,896	—	5,896
Other operating expenses	(12,468)	110	35,755	(611)	22,786
Amortization of intangibles	—	—	2,481	—	2,481

Total operating expenses	626	113	307,479	(1,185)	307,033

(Loss) income before income tax and equity in earnings of subsidiaries	(18,748)	(9,247)	89,793	774	62,572
Income tax expense	72	—	15,103	209	15,384

(Loss) income before equity in earnings of subsidiaries	(18,820)	(9,247)	74,690	565	47,188
Equity in undistributed earnings of subsidiaries	66,008	5,203	—	(71,211)	—

Net Income (loss)	$47,188	$(4,044)	$74,690	$(70,646)	$47,188

Comprehensive income (loss), net of tax	$44,336	$(4,082)	$71,037	$(66,955)	$44,336

Condensed Consolidating Statement of Operations (Unaudited)

	Nine months ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Dividend income from subsidiaries	$5,000	$—	$—	$(5,000)	$—
Loans	4,966	—	1,163,939	(2,512)	1,166,393
Money market investments	13	25	2,773	(37)	2,774
Investment securities	12,240	242	125,978	(8,248)	130,212
Trading account securities	—	—	17,669	—	17,669

Total interest and dividend income	22,219	267	1,310,359	(15,797)	1,317,048

Interest expense:
Deposits	—	—	143,321	(24)	143,297
Short-term borrowings	—	144	38,883	(2,524)	36,503
Long-term debt	71,462	24,223	25,083	(8,736)	112,032

Total interest expense	71,462	24,367	207,287	(11,284)	291,832

Net interest (expense) income	(49,243)	(24,100)	1,103,072	(4,513)	1,025,216
Provision for loan losses- non-covered loans	267	—	247,579	—	247,846
Provision for loan losses- covered loans	—	—	78,284	—	78,284

Net interest (expense) income after provision for loan losses	(49,510)	(24,100)	777,209	(4,513)	699,086

Service charges on deposit accounts	—	—	138,577	—	138,577
Other service fees	—	—	174,449	(1,867)	172,582
Mortgage banking activities	—	—	60,418	—	60,418
Net loss and valuation adjustments on investment securities	—	—	(285)	—	(285)
Trading account profit	—	—	6,040	—	6,040
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(30,459)	—	(30,459)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(17,990)	—	(17,990)
FDIC loss share (expense) income	—	—	(19,387)	—	(19,387)
Other operating income	4,540	380	66,316	—	71,236

Total non-interest income	4,540	380	377,679	(1,867)	380,732

Operating expenses:
Personnel costs	22,028	—	327,349	—	349,377
Net occupancy expenses	2,577	2	68,564	—	71,143
Equipment expenses	2,802	—	30,886	—	33,688
Other taxes	1,796	—	36,382	—	38,178
Professional fees	8,519	9	198,867	(703)	206,692
Communications	340	—	19,936	—	20,276
Business promotion	1,326	—	43,428	—	44,754
FDIC deposit insurance	—	—	72,006	—	72,006
Loss on early extinguishment of debt	—	—	25,184	—	25,184
Other real estate owned (OREO) expenses	—	—	22,441	—	22,441
Other operating expenses	(37,138)	331	112,059	(1,796)	73,456
Amortization of intangibles	—	—	7,605	—	7,605

Total operating expenses	2,250	342	964,707	(2,499)	964,800

(Loss) income before income tax and equity in earnings of subsidiaries	(47,220)	(24,062)	190,181	(3,881)	115,018
Income tax benefit	(1,185)	—	(45,395)	263	(46,317)

(Loss) income before equity in earnings of subsidiaries	(46,035)	(24,062)	235,576	(4,144)	161,335
Equity in undistributed earnings of subsidiaries	207,370	18,417	—	(225,787)	—

Net Income (loss)	$161,335	$(5,645)	$235,576	$(229,931)	$161,335

Comprehensive income (loss), net of tax	$144,448	$(7,555)	$216,930	$(209,375)	$144,448

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income	$436,296	$37,984	$165,732	$(203,716)	$436,296

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(144,498)	(59,718)	—	204,216	—
Provision for loan losses	32	—	545,895	—	545,927
Amortization of intangibles	—	—	7,403	—	7,403
Depreciation and amortization of premises and equipment	482	2	36,572	—	37,056
Net accretion of discounts and amortization of premiums and deferred fees	23,798	444	(72,437)	—	(48,195)
Fair value adjustments on mortgage servicing rights	—	—	6,862	—	6,862
FDIC loss share expense	—	—	44,887	—	44,887
Adjustments (expense) to indemnity reserves on loans sold	—	—	30,162	—	30,162
Earnings from investments under the equity method	(23,376)	(3,361)	(16,003)	—	(42,740)
Deferred income tax benefit	(10,256)	—	(292,898)	116	(303,038)
Loss (gain) on:
Disposition of premises and equipment	6	(66)	(3,000)	—	(3,060)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	37,564	—	37,564
Sale of stock in equity method investee	(312,589)	—	—	—	(312,589)
Sale of foreclosed assets, including write-downs	—	—	45,045	—	45,045
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	168,046	—	168,046
Net disbursements on loans held-for-sale	—	—	(1,169,094)	—	(1,169,094)
Net (increase) decrease in:
Trading securities	(118)	—	1,193,383	—	1,193,265
Accrued income receivable	1,548	81	1,468	(250)	2,847
Other assets	2,996	130	(1,562)	(2,174)	(610)
Net increase (decrease) in:
Interest payable	—	(3,158)	(6,257)	(65)	(9,480)
Pension and other postretirement benefits obligations	—	—	6,459	—	6,459
Other liabilities	(5,090)	(2,330)	(17,043)	1,873	(22,590)

Total adjustments	(467,065)	(67,976)	530,117	203,716	198,792

Net cash (used in) provided by operating activities	(30,769)	(29,992)	695,849	—	635,088

Cash flows from investing activities:
Net (increase) decrease in money market investments	(5,147)	508	124,039	4,392	123,792
Purchases of investment securities:
Available-for-sale	—	—	(1,661,080)	—	(1,661,080)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(145,691)	—	(145,691)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	35,000	—	1,541,112	—	1,576,112
Held-to-maturity	—	—	4,278	—	4,278
Other	—	—	132,270	—	132,270
Net (disbursements) repayments on loans	(327,910)	—	959,455	383,362	1,014,907
Proceeds from sale of loans	—	—	310,767	—	310,767
Acquisition of loan portfolios	—	—	(1,727,454)	—	(1,727,454)
Net payments from FDIC under loss sharing agreements	—	—	52,758	—	52,758
Return of capital from equity method investments	—	438	—	—	438
Proceeds from sale of stock in equity method investee	363,492	—	—	—	363,492
Capital contribution to subsidiary	(31,500)	—	—	31,500	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)
Acquisition of premises and equipment	(285)	—	(26,929)	—	(27,214)
Proceeds from sale of:
Premises and equipment	33	180	9,225	—	9,438
Foreclosed assets	—	—	200,546	—	200,546

Net cash provided by (used in) investing activities	33,683	1,126	(226,999)	419,254	227,064

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(638,820)	(3,607)	(642,427)
Federal funds purchased and assets sold under agreements to repurchase	—	—	(218,644)	(4,900)	(223,544)
Other short-term borrowings	—	—	573,361	(383,361)	190,000
Payments of notes payable	—	(236,200)	(95,635)	—	(331,835)
Proceeds from issuance of notes payable	—	233,560	(160,406)	—	73,154
Proceeds from issuance of common stock	4,952	—	—	—	4,952
Dividends paid	(2,792)	—	—	—	(2,792)
Net payments for repurchase of common stock	(433)	—	—	—	(433)
Capital contribution from parent	—	31,500	—	(31,500)	—

Net cash provided by (used in) financing activities	1,727	28,860	(540,144)	(423,368)	(932,925)

Net increase (decrease) in cash and due from banks	4,641	(6)	(71,294)	(4,114)	(70,773)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$5,744	$618	$368,258	$(6,030)	$368,590

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2012
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated

Cash flows from operating activities:

Net income (loss)	$161,335	$(5,645)	$235,576	$(229,931)	$161,335

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Equity in undistributed earnings of subsidiaries	(207,370)	(18,417)	—	225,787	—
Provision for loan losses	267	—	325,863	—	326,130
Amortization of intangibles	—	—	7,605	—	7,605
Depreciation and amortization of premises and equipment	484	2	34,467	—	34,953
Net accretion of discounts and amortization of premiums and deferred fees	21,624	84	(43,339)	(487)	(22,118)
Fair value adjustments on mortgage servicing rights	—	—	7,217	—	7,217
FDIC loss share expense	—	—	19,387	—	19,387
Amortization of prepaid FDIC assessment	—	—	30,157	—	30,157
Adjustments (expense) to indemnity reserves on loans sold	—	—	17,990	—	17,990
Earnings from investments under the equity method	(3,079)	(379)	(25,290)	—	(28,748)
Deferred income tax benefit	(14,755)	—	(135,709)	263	(150,201)
Loss (gain) on:
Disposition of premises and equipment	1	—	(8,254)	—	(8,253)
Sale and valuation adjustments of investment securities	—	—	285	—	285
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(18,569)	—	(18,569)
Sale of other assets	—	—	(2,545)	—	(2,545)
Sale of foreclosed assets, including write-downs	—	—	4,147	—	4,147
Acquisitions of loans held-for-sale	—	—	(288,844)	—	(288,844)
Proceeds from sale of loans held-for-sale	—	—	242,088	—	242,088
Net disbursements on loans held-for-sale	—	—	(860,804)	—	(860,804)
Net (increase) decrease in:
Trading securities	—	—	849,304	—	849,304
Accrued income receivable	(1,168)	81	(7,728)	80	(8,735)
Other assets	4,693	213	(28,508)	(6,645)	(30,247)
Net increase (decrease) in:
Interest payable	—	2,527	(10,114)	34	(7,553)
Pension and other postretirement benefits obligations	—	—	24,156	—	24,156
Other liabilities	(1,347)	(20)	(22,837)	1,092	(23,112)

Total adjustments	(200,650)	(15,909)	110,125	220,124	113,690

Net cash (used in) provided by operating activities	(39,315)	(21,554)	345,701	(9,807)	275,025

Cash flows from investing activities:
Net decrease (increase) in money market investments	24,008	(88)	450,564	(23,973)	450,511
Purchases of investment securities:
Available-for-sale	—	—	(1,284,834)	—	(1,284,834)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(152,607)	—	(152,607)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	1,166,618	—	1,166,618
Held-to-maturity	—	—	4,398	—	4,398
Other	—	—	119,098	—	119,098
Proceeds from sale of investment securities:	—	—	—	—	—
Available for sale	—	—	8,031	—	8,031
Net (disbursements) repayments on loans	(71,042)	—	687,866	70,758	687,582
Proceeds from sale of loans	—	—	51,677	—	51,677
Acquisition of loan portfolios	—	—	(1,051,588)	—	(1,051,588)
Net payments from FDIC under loss sharing agreements	—	—	327,739	—	327,739
Return of capital from equity method investments	129,744	836	—	—	130,580
Capital contribution to subsidiary	(50,000)	—	—	50,000	—
Mortgage servicing rights purchased	—	—	(1,620)	—	(1,620)
Acquisition of premises and equipment	(637)	—	(33,699)	—	(34,336)
Proceeds from sale of:
Premises and equipment	24	—	20,588	—	20,612
Other productive assets	—	—	1,026	—	1,026
Foreclosed assets	—	—	142,019	—	142,019

Net cash provided by investing activities	32,097	748	455,026	96,785	584,656

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(1,631,309)	6,675	(1,624,634)
Assets sold under agreements to repurchase	—	—	(220,593)	24,060	(196,533)
Other short-term borrowings	—	(29,500)	1,010,400	(70,900)	910,000
Payments of notes payable	—	—	(72,815)	—	(72,815)
Proceeds from issuance of notes payable	—	—	61,331	—	61,331
Proceeds from issuance of common stock	7,788	—	—	—	7,788
Dividends paid to parent company	—	—	(5,000)	5,000	—
Dividends paid	(2,482)	—	—	—	(2,482)
Payments for repurchase of common stock	(276)	—	—	—	(276)
Capital contribution from parent	—	50,000	—	(50,000)	—

Net cash provided by (used in) financing activities	5,030	20,500	(857,986)	(85,165)	(917,621)

Net decrease in cash and due from banks	(2,188)	(306)	(57,259)	1,813	(57,940)
Cash and due from banks at beginning of period	6,365	932	534,796	(6,811)	535,282

Cash and due from banks at end of period	$4,177	$626	$477,537	$(4,998)	$477,342

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 33 to the consolidated financial statements presents information about the Corporation’s business segments. As of September 30, 2013, the Corporation had a 21.3% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the nine months ended September 30, 2013, the Corporation recorded $21.4 million in earnings from its investment in EVERTEC (including $36.6 million from increases in EVERTEC’s capital as a result of their issuance of shares during the second and third quarter of 2013), which had a carrying amount of $42.4 million as of the end of the third quarter. Also, the Corporation had a 19.99% stake in BHD Financial Group (“BHD”), one of the largest banking and financial services groups in the Dominican Republic. During the nine months ended September 30, 2013, the Corporation recorded $15.6 million in earnings from its investment in BHD, which had a carrying amount of $79.7 million, as of the end of the third quarter.

Effective December 31, 2012, Popular Mortgage, which was a wholly-owned subsidiary of BPPR prior to that date, was merged with and into BPPR as part of an internal reorganization. Popular Mortgage currently operates as a division of BPPR.

OVERVIEW

For the quarter ended September 30, 2013, the Corporation recorded net income of $229.1 million, compared with net income of $47.2 million for the same quarter of the previous year. The results for the third quarter of 2013 reflected an after-tax gain of $167.8 million resulting from the sale of EVERTEC’s shares in connection with their secondary public offering (“SPO”).

Recent significant events

•	On September 18, 2013, EVERTEC, Inc. (“EVERTEC”) completed a secondary public offering of 20.0 million shares of common stock to the public at $22.50 per share. Apollo Global Management LLC (“Apollo”) sold 10.8 million shares and Popular sold 9.1 million shares of EVERTEC, retaining respective stakes after the sale of 14.9% and 21.3%.

As a result of this transaction, Popular recognized an after-tax gain of $167.8 million during the third quarter of 2013 and received proceeds of $197 million. As of September 30, 2013, Popular’s investment in EVERTEC had a remaining book value of $42.4 million.

Financial highlights for the quarter ended September 30, 2013

•	Taxable equivalent net interest income was $367.0 million for the third quarter of 2013, an increase of $12.1 million, or 3.4%, from the same quarter of the prior year. Net interest margin increased by 14 basis points from 4.51% to 4.65% mainly resulting from a reduction in the average cost of funds by 17 basis points primarily from time deposits, short-term borrowings and medium and long-term debt as a result of the Corporation’s strategy to continue to reduce its funding costs. The net interest margin also benefited from a higher yield on covered loans by 201 basis points as a result of reductions in expected losses, which are recognized as part of the accretable yield over the average life of the loans. The yield from commercial and construction loans increased by 11 basis points and 228 basis points, respectively, due to lower level of non-performing loans and the partial prepayment of a large commercial relationship at BPNA. These positive variances were partially offset by the yield from the investment securities that decreased by 61 basis points due to reinvestments at lower prevailing rates and the yield in mortgage loans that decreased by 61 basis points due to strategic acquisition of loans at lower yielding rates and the reversal of interest income of $5.9 million from reverse mortgages which had been accrued in excess of the amounts insured by FHA. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•	The Corporation continued to make progress in credit quality during the quarter, reflective of key strategies executed to reduce non-performing loans and improvements in the underlying quality of the loan portfolios. Credit metrics showed improvements with reduced levels of non-performing assets and non-performing loans held-in portfolio, when compared to December 31, 2012. Non-covered, non-performing loans were down by $901.8 million, or 59%, when compared to December 31, 2012. These improvements were accelerated by the bulk sales of non-performing assets completed during the first two quarters of 2013. Excluding the impact of the bulk asset sales, total non-performing loans and non-performing assets declined by $121.0 million and $123.0 million, respectively, from December 31, 2012. The ratio of annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 1.08% for the quarter. Also, non-covered OREO decreased by $131.3 million from December 31, 2012, primarily as a result of the bulk sale of assets during the quarter ended March 31, 2013.

•	The provision for loan losses for the quarter ended September 30, 2013 totaled $72.7 million, compared with $106.2 million for the same period of 2012, a decline of $33.5 million. The provision for the non-covered loan portfolio amounted to $55.2 million, compared to $83.6 million for the same period of 2012, a decrease of $28.4 million, reflecting improved credit quality at both BPPR and BPNA. The provision for loan losses for the covered loan portfolio amounted to $17.4 million, compared to $22.6 million for the quarter ended September 30, 2012, a decline of $5.2 million, reflecting lower impairment losses.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $160.6 million to $292.0 million for the quarter ended September 30, 2013, compared with $131.4 million for the same quarter in the previous year. This increase was mainly attributed to:

•	Higher other operating income by $175.0 million due to the gain of $175.9 million recognized in connection with EVERTEC’s SPO

•	An increase of $4.7 million in net gain (loss) on sale of loans, driven by unfavorable valuation adjustments recorded at the BPPR segment during the third quarter of 2012 as a result of revised appraisals and market indicators and higher net gain on sale of loans at BPNA during the third quarter of 2013

•	Lower adjustments for indemnity reserves on loans sold by $6.3 million due to reserve releases at BPPR and BPNA

•	These favorable variances were partially offset by an increase of $12.1 million in trading losses, primarily at BPPR, an unfavorable variance of $8.2 million in FDIC loss share income (expense), lower service charges on deposits and lower income from mortgage banking activities

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses increased by $19.6 million when compared to the third quarter of 2012 due to the following main factors:

•	Higher personnel costs by $5.3 million due to higher headcount and incentive payments and the restoration of the Corporation’s matching contribution to the 401k savings plan in April 2013

•	Higher other taxes by $5.1 million due to the impact of the gross receipts tax enacted earlier in the year in Puerto Rico

•	Higher loss on early extinguishment of debt due $3.4 million paid in connection with the repayment of $233.2 million in senior notes

•	Higher OREO expenses by $11.3 million due to fair value adjustments on commercial properties, consisting primarily of covered assets

•	The above variances were partially offset by a decrease of $8.1 million in the FDIC deposit premium insurance due to reduced level of higher risk assets as well as revisions to the calculation and the efficiencies from the merger of Popular Mortgage into BPPR, both completed during the fourth quarter of 2012.

•	Income tax expense amounted to $17.8 million for the quarter ended September 30, 2013, compared with an income tax expense of $15.4 million for the same quarter of 2012. The increase in income tax expense was primarily due to higher income before tax, driven by the gain on the sale of EVERTEC’s shares, which is subject to a preferential tax rate and the increase in the statutory tax rate from 30% to 39% during the year 2013. The higher income tax provision was offset by a favorable adjustment of $7.7 million in connection with filing the tax returns for the year 2012 during this quarter, the reclassification of $3.3 million of income tax credit related to the gross receipts tax from the operating expenses line to income taxes and the reversal of $7.7 million of reserves for uncertain tax positions due to the expiration of the statute of limitations in the Puerto Rico operations.

•	Total assets amounted to $36.1 billion at September 30, 2013, compared with $36.5 billion at December 31, 2012. The decrease in total assets was attributed to:

•	a decrease of $229.9 million in loans held for sale, due to the bulk sale of non-performing loans completed during the first quarter of 2013 and decreased activity in origination of mortgage loans for sale in the secondary market

•	a decrease in covered loans held-in-portfolio of $680.0 million due to resolutions and the run-off of the portfolio

•	a decrease in other real estate owned of $110.4 million due mainly to the bulk sale of non-performing assets completed during the first quarter and continued resolutions

•	a decrease in the FDIC loss share asset of $74.4 million due to amortization and collections

The above decreases were offset by:

•	An increase in securities available-for-sale and held-to-maturity of $50.0 million due mainly to purchases of CMOs and agency securities at BPNA, offset by portfolio declines in market value, agency maturities, MBS prepayments and the prepayment of $22.8 million of EVERTEC’s debentures held by the Corporation in connection with their IPO

•	An increase in non-covered loans-held-in-portfolio of $436.1 million driven by mortgage loan originations and purchases at BPPR and BPNA

•	An increase in the deferred tax asset, included within the other assets category, of $302.7 million, due mainly to the $215.6 million benefit related to the increase in corporate tax rate from 30% to 39% and the loss generated by the bulk sales of non performing assets completed during the first and second quarter of 2013

•	The Corporation’s total deposits amounted to $26.4 billion compared to $27.0 billion at December 31, 2012. The decrease was mainly due to decreases in brokered and non-brokered time deposits due to the execution of funding strategies

•	The Corporation’s borrowings amounted to $4.2 billion at September 30, 2013, compared with $4.4 billion at December 31, 2012. The decrease in borrowings was mainly driven by the prepayment of $233.2 million in senior notes and lower balance of repurchase agreements, offset by an increase in advances from the Federal Home Loan Bank of New York, as part of the Corporation’s funding strategies. Refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources

•	Stockholders’ equity totalled $4.4 billion at September 30, 2013, compared with $4.1 billion at December 31, 2012. This increase mainly resulted from the Corporation’s net income of $436.3 million for the first nine months of 2013, partially offset by unrealized holding losses of $160.1 million in the portfolio of investment securities, reflected net of tax in accumulated other comprehensive loss. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 18.54% at September 30, 2013, while the tangible common equity ratio at September 30, 2013 was 10.32%. Refer to Table 20 for capital ratios and Tables 21 and 22 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the quarters and nine months ended September 30, 2013 and 2012.

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

Table 1 – Financial Highlights

Financial Condition Highlights
				Average for the nine months ended
(In thousands)	September 30, 2013	December 31, 2012	Variance	September 30, 2013	September 30, 2012	Variance
Money market investments	$961,788	$1,085,580	$(123,792)	$1,029,161	$1,053,633	$(24,472)
Investment and trading securities	5,814,685	5,726,986	87,699	5,879,279	5,681,022	198,257
Loans	24,627,724	25,093,632	(465,908)	24,801,157	24,806,342	(5,185)
Earning assets	31,404,197	31,906,198	(502,001)	31,709,597	31,540,978	168,619
Total assets	36,052,116	36,507,535	(455,419)	36,345,049	36,251,754	93,295
Deposits*	26,395,054	27,000,613	(605,559)	26,785,190	27,008,008	(222,818)
Borrowings	4,164,104	4,430,673	(266,569)	4,460,690	4,318,718	141,972
Stockholders’ equity	4,393,885	4,110,000	283,885	4,081,257	3,812,486	268,771

*	Average deposits exclude average derivatives.

Operating Highlights	Quarter ended September 30,			Nine months ended September 30,
(In thousands, except per share information)	2013	2012	Variance	2013	2012	Variance
Net interest income	$354,206	$344,439	$9,767	$1,056,238	$1,025,216	$31,022
Provision for loan losses - non-covered loans	55,230	83,589	(28,359)	485,438	247,846	237,592
Provision for loan losses - covered loans	17,433	22,619	(5,186)	60,489	78,284	(17,795)
Non-interest income	291,959	131,374	160,585	619,379	380,732	238,647
Operating expenses	326,599	307,033	19,566	969,883	964,800	5,083

Income before income tax	246,903	62,572	184,331	159,807	115,018	44,789
Income tax expense (benefit)	17,768	15,384	2,384	(276,489)	(46,317)	(230,172)

Net income	$229,135	$47,188	$181,947	$436,296	$161,335	$274,961

Net income applicable to common stock	$228,204	$46,257	$181,947	$433,504	$158,543	$274,961

Net income per common share - Basic	$2.22	$0.45	$1.77	$4.22	$1.55	$2.67

Net income per common share - Diluted	$2.22	$0.45	$1.77	$4.21	$1.55	$2.66

	Quarter ended September 30,		Nine months ended September 30,
Selected Statistical Information	2013	2012	2013	2012
Common Stock Data
Market price
High	$34.20	$18.74	$34.20	$23.00
Low	26.25	13.55	21.70	13.55
End	26.25	17.45	26.25	17.45
Book value per common share at period end	42.04	38.98	42.04	38.98
Profitability Ratios
Return on assets	2.51%	0.52%	1.60%	0.59%
Return on common equity	21.64	4.81	14.38	5.63
Net interest spread (taxable equivalent)	4.40	4.25	4.40	4.19
Net interest margin (taxable equivalent)	4.65	4.51	4.65	4.45
Capitalization Ratios
Average equity to average assets	11.71%	10.77%	11.23%	10.52%
Tier I capital to risk-weighted assets	18.54	16.81	18.54	16.81
Total capital to risk-weighted assets	19.82	18.09	19.82	18.09
Leverage ratio	12.26	11.40	12.26	11.40

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

During the second quarter of 2013, management enhanced the estimation process for evaluating the adequacy of the general reserve component of the allowance for loan losses. The enhancements to the ALLL methodology, which are described in the paragraphs below, were implemented as of June 30, 2013 and resulted in a net increase to the allowance for loan losses of $11.8 million for the non-covered portfolio and $7.5 million for the covered portfolio.

Management made the following principal changes to the methodology during the second quarter of 2013:

•	Incorporated risk ratings to establish a more granular stratification of the commercial, construction and legacy loan portfolios to enhance the homogeneity of the loan classes. Prior to the second quarter enhancements, the Corporation’s loan segmentation was based on product type, line of business and legal entity. During the second quarter of 2013, lines of business were simplified and a regulatory risk classification level was added. These changes increase the homogeneity of each portfolio and capture the higher potential for loan loss in the criticized and substandard accruing categories.

These enhancements resulted in a decrease to the allowance for loan losses of $42.9 million at June 30, 2013, which consisted of a $35.7 million decrease in the non-covered BPPR segment and a $7.2 million reduction in the BPNA segment.

•	Recalibration and enhancements of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. Prior to the second quarter enhancements, these adjustments were applied in the form of a set of multipliers and weights assigned to credit and economic indicators. During the second quarter of 2013, the environmental factor models used to account for changes in current credit and macroeconomic conditions, were enhanced and recalibrated based on the latest applicable trends. Also, as part of these enhancements, environmental factors are directly applied to the adjusted base loss rates using regression models based on particular credit data for the segment and relevant economic factors. These enhancements result in a more precise adjustment by having recalibrated models with improved statistical analysis and eliminating the multiplier concept that ensures that environmental factors are sufficiently sensitive to changing economic conditions.

The combined effect of the aforementioned changes to the environmental factors adjustment resulted in an increase to the allowance for loan losses of $52.5 million at June 30, 2013, of which $56.1 million related to the non-covered BPPR segment, offset in part by a $3.6 million reduction in the BPNA segment.

There were additional enhancements to the allowance for loan losses methodology which accounted for an increase of $9.7 million at June 30, 2013 at the BPPR segment. These enhancements included the elimination of the use of a cap for the commercial recent loss adjustment (12-month average), the incorporation of a minimum general reserve assumption for the commercial, construction and legacy portfolios with minimal or zero loss history, and the application of the enhanced ALLL framework to the covered loan portfolio.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and nine months ended September 30, 2013 as compared with the same periods in 2012, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law. The increase in the taxable equivalent adjustment in Tables 2 and 3 can be explained by three main items:

•	During the quarter ended June 30, 2013 the Puerto Rico Government amended the Commonwealth’s Internal Revenue Code. The changes that were implemented included an increase in the corporate income tax rate from 30% to 39%. The effect of this change represented an increase of $4.2 million and $15.1 million in the taxable equivalent adjustment for the quarter and nine months ended September 30, 2013.

•	Additional exempt loan volume resulting from consumer loans purchased during 2012 resulted in an increase in the taxable equivalent adjustment of $0.7 million and $6.9 million, for the quarter and nine months ended September 30, 2013. This increase excludes the effect of the change in corporate income tax rate for this portfolio included in the previous explanation.

•	On the negative side a decrease in exempt income from mortgage loans related to the reversal of $5.9 million in interests from reverse mortgages at BPPR which had been accrued in excess of the amount insured by FHA.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter and nine months ended September 30, 2013 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-30, of $3.4 million and $9.4 million, related to those items, compared with a favorable impact of $4.3 million and $14.9 million for the same period in 2012.

The increase in the net interest margin of 14 basis points for the quarter ended September 30, 2013 as compared to the same quarter in 2012, on a taxable equivalent basis is mainly related to:

•	The above mentioned change in Corporate tax rate during the second quarter of 2013 resulted in an increase of $4.2 million in the exempt income adjustment for the quarter.

•	Higher interest income from commercial and construction loans due to both an increase in yield related to the partial prepayment of a large commercial relationship at BPNA and to the sale of non performing loans during the first quarter of 2013.

•	A higher yield of consumer loans. The increase experienced in this category is in part attributed to the exempt loan purchases made at the end of the second and fourth quarters of 2012.

•	A higher yield for covered loans. Although the portfolio continues running off, due to its nature, the quarterly loss reassessment process has increased the accretable yield to be recognized over the average life of the loans.

•	Lower cost of interest bearing deposits by 19 basis points, mainly individual certificates of deposits, IRAs and brokered cds related to renewal of maturities in a low interest rate environment.

•	A lower cost of borrowed money due to maturity of $405 million in FHLB notes with an average cost of approximately 3.98%.

The positive impacts in net interest margin detailed above were partially offset by the following:

•	The reversal of interest from reverse mortgages, as mentioned above and lower yield from strategic acquisitions in the US and PR.

•	Lower interest income from investment securities due to reinvestment of cash flows received from mortgage backed securities in lower yielding collateralized mortgage obligations as well as the acquisition of lower yielding agency securities.

Table 2 – Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2013	2012	Variance	2013	2012	Variance		2013	2012	Variance	Rate	Volume
($ in millions)							(In thousands)

$1,006	$954	$52	0.33%	0.36%	(0.03)%	Money market investments	$848	$862	$(14)	$(28)	$14
5,411	5,205	206	2.79	3.40	(0.61)	Investment securities	37,735	44,209	(6,474)	(6,541)	67
396	466	(70)	6.39	5.62	0.77	Trading securities	6,384	6,582	(198)	856	(1,054)

6,813	6,625	188	2.64	3.12	(0.48)	Total money market, investment and trading securities	44,967	51,653	(6,686)	(5,713)	(973)

						Loans:
10,107	10,024	83	5.09	4.98	0.11	Commercial	129,733	125,429	4,304	3,257	1,047
319	435	(116)	5.30	3.02	2.28	Construction	4,255	3,300	955	2,011	(1,056)
537	540	(3)	8.08	8.67	(0.59)	Leasing	10,851	11,696	(845)	(787)	(58)
6,633	5,915	718	4.99	5.60	(0.61)	Mortgage	82,749	82,773	(24)	(9,494)	9,470
3,906	3,855	51	10.20	10.32	(0.12)	Consumer	100,474	100,055	419	(431)	850

21,502	20,769	733	6.07	6.20	(0.13)	Sub-total loans	328,062	323,253	4,809	(5,444)	10,253
3,119	3,952	(833)	9.13	7.12	2.01	Covered loans	71,631	70,584	1,047	15,871	(14,824)

24,621	24,721	(100)	6.46	6.35	0.11	Total loans	399,693	393,837	5,856	10,427	(4,571)

$31,434	$31,346	$88	5.63%	5.66%	(0.03)%	Total earning assets	$444,660	$445,490	$(830)	$4,714	$(5,544)

						Interest bearing deposits:
$5,766	$5,709	$57	0.29%	0.43%	(0.14)%	NOW and money market[1]	$4,159	$6,198	$(2,039)	$(2,148)	$109
6,828	6,561	267	0.21	0.27	(0.06)	Savings	3,650	4,480	(830)	(975)	145
8,231	9,003	(772)	1.16	1.43	(0.27)	Time deposits	24,039	32,344	(8,305)	(5,529)	(2,776)

20,825	21,273	(448)	0.61	0.80	(0.19)	Total deposits	31,848	43,022	(11,174)	(8,652)	(2,522)

2,617	2,529	88	1.45	1.55	(0.10)	Short-term borrowings	9,564	9,876	(312)	(560)	248
520	487	33	15.96	15.93	0.03	TARP funds[2]	20,731	19,390	1,341	40	1,301
1,267	1,410	(143)	4.88	5.19	(0.31)	Other medium and long-term debt	15,497	18,311	(2,814)	(796)	(2,018)

25,229	25,699	(470)	1.23	1.41	(0.18)	Total interest bearing liabilities	77,640	90,599	(12,959)	(9,968)	(2,991)

5,741	5,319	422				Non-interest bearing demand deposits
464	328	136				Other sources of funds

$31,434	$31,346	$88	0.98%	1.15%	(0.17)%	Total source of funds	77,640	90,599	(12,959)	(9,968)	(2,991)

			4.65%	4.51%	0.14%	Net interest margin

						Net interest income on a taxable equivalent basis	367,020	354,891	12,129	$14,682	$(2,553)

			4.40%	4.25%	0.15%	Net interest spread

						Taxable equivalent adjustment	12,814	10,452	2,362

						Net interest income	$354,206	$344,439	$9,767

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

The results for the nine-month period ended September 30, 2013 were mainly impacted by the same factors described in the quarterly results. A lower average cost of sources of funds combined with a higher yield in covered loans and consumer loans contributed to a higher net interest margin. These positive effects were partially offset by a lower volume of covered loans by $825 million and lower yield of investments and mortgage loans.

Table 3 – Analysis of Levels & Yields on a Taxable Equivalent Basis

Nine months ended September 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2013	2012	Variance	2013	2012	Variance		2013	2012	Variance	Rate	Volume
($ in millions)							(In thousands)

$1,029	$1,054	$(25)	0.34%	0.35%	(0.01)%	Money market investments	$2,632	$2,774	$(142)	$(66)	$(76)
5,462	5,217	245	3.00	3.60	(0.60)	Investment securities	122,964	140,688	(17,724)	(18,666)	942
417	464	(47)	6.28	5.75	0.53	Trading securities	19,591	19,959	(368)	1,728	(2,096)

6,908	6,735	173	2.80	3.24	(0.44)	Total money market, investment and trading securities	145,187	163,421	(18,234)	(17,004)	(1,230)

						Loans:
10,070	10,234	(164)	5.01	5.00	0.01	Commercial	377,455	383,406	(5,951)	221	(6,172)
334	484	(150)	4.58	3.66	0.92	Construction	11,452	13,256	(1,804)	2,868	(4,672)
541	547	(6)	8.16	8.66	(0.50)	Leasing	33,064	35,519	(2,455)	(2,060)	(395)
6,688	5,698	990	5.29	5.64	(0.35)	Mortgage	265,345	241,238	24,107	(15,864)	39,971
3,870	3,719	151	10.32	10.19	0.13	Consumer	298,710	283,780	14,930	5,930	9,000

21,503	20,682	821	6.13	6.18	(0.05)	Sub-total loans	986,026	957,199	28,827	(8,905)	37,732
3,299	4,124	(825)	8.67	7.27	1.40	Covered loans	213,952	224,442	(10,490)	37,826	(48,316)

24,802	24,806	(4)	6.46	6.36	0.10	Total loans	1,199,978	1,181,641	18,337	28,921	(10,584)

$31,710	$31,541	$169	5.67%	5.69%	(0.02)%	Total earning assets	$1,345,165	$1,345,062	$103	$11,917	$(11,814)

						Interest bearing deposits:
$5,767	$5,504	$263	0.35%	0.45%	(0.10)%	NOW and money market[1]	$15,177	$18,476	$(3,299)	$(4,317)	$1,018
6,765	6,543	222	0.24	0.35	(0.11)	Savings	12,171	17,017	(4,846)	(5,311)	465
8,559	9,680	(1,121)	1.23	1.49	(0.26)	Time deposits	78,620	107,804	(29,184)	(17,593)	(11,591)

21,091	21,727	(636)	0.67	0.88	(0.21)	Total deposits	105,968	143,297	(37,329)	(27,221)	(10,108)

2,688	2,447	241	1.45	1.99	(0.54)	Short-term borrowings	29,113	36,503	(7,390)	(8,381)	991
511	480	31	15.95	15.91	0.04	TARP funds[2]	61,137	57,273	3,864	126	3,738
1,262	1,392	(130)	4.96	5.24	(0.28)	Other medium and long-term debt	46,924	54,759	(7,835)	(2,590)	(5,245)

25,552	26,046	(494)	1.27	1.50	(0.23)	Total interest bearing liabilities	243,142	291,832	(48,690)	(38,066)	(10,624)

5,694	5,281	413				Non-interest bearing demand deposits
464	214	250				Other sources of funds

$31,710	$31,541	$169	1.02%	1.24%	(0.22)%	Total source of funds	243,142	291,832	(48,690)	(38,066)	(10,624)

			4.65%	4.45%	0.20%	Net interest margin

						Net interest income on a taxable equivalent basis	1,102,023	1,053,230	48,793	$49,983	$(1,190)

			4.40%	4.19%	0.21%	Net interest spread

						Taxable equivalent adjustment	45,785	28,014	17,771

						Net interest income	$1,056,238	$1,025,216	$31,022

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s total provision for loan losses totaled $72.7 million for the quarter ended September 30, 2013 compared with $106.2 million for the same period in 2012, declining by $33.5 million from the third quarter of 2012.

The provision for loan losses for the non-covered loan portfolio amounted to $55.2 million for the quarter ended September 30, 2013, decreasing by $28.4 million when compared to the third quarter of 2012. The decrease in the provision reflects overall improvements in credit quality at both the BPPR and the BPNA segments.

The provision for loan losses for the covered loan portfolio amounted to $17.4 million, compared to $22.6 million at September 30, 2012, a decline of $5.2 million, reflecting lower impairment losses.

For the nine months ended September 30, 2013, the Corporation’s total provision for loan losses totaled $545.9 million, compared with $326.1 million for the same period in 2012, reflecting an increase of $219.8 million mostly due to the impact of $318.1 million related to the bulk loan sales completed during 2013. Excluding the impact of the sales, the provision for the nine months ended was $227.8 million, declining by $98.3 million from the nine months ended September 30, 2012. The results for the nine months ended September 30, 2013 were impacted by the enhancements made to the allowance for loan losses implemented during the second quarter of 2013, which resulted in a reserve increase of $11.8 million for the non-covered portfolio. Furthermore, the results for the same period of 2012 reflect the impact of a reduction in the reserve of $24.8 million of certain enhancements to the methodology implemented during the first quarter of 2012. Refer to the Critical Accounting Policies section of the Corporation’s Annual Report for the year ended December 31, 2012 for additional details of these changes.

For the nine months ended September 30, 2013 the provision for loan losses for the non-covered loan portfolio increased by $237.6 million when compared to the same period of 2012, mainly due to the $318.1 million impact of the loan sales during 2013. Excluding the impact of the sales, the provision would have declined by $80.5 million.

The provision for the covered portfolio was $60.5 million for the nine month period ended September 30, 2013, compared to $78.3 million for same period of last year, which also reflect lower impairment losses.

Refer to the Overview, Reportable Segments and Credit Risk Management and Loan Quality sections of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and nine months ended September 30, 2013 and 2012.

Table 4 – Non-Interest Income

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Service charges on deposit accounts	$43,096	$45,858	$(2,762)	$130,755	$138,577	$(7,822)

Other service fees:
Debit card fees	11,005	10,752	253	32,138	33,223	(1,085)
Insurance fees	13,255	12,322	933	37,793	36,775	1,018
Credit card fees	16,890	15,623	1,267	48,981	44,383	4,598
Sale and administration of investment products	8,981	9,511	(530)	27,941	28,045	(104)
Trust fees	4,148	3,977	171	12,760	12,127	633
Processing fees	—	1,406	(1,406)	—	4,819	(4,819)
Other fees	4,305	4,363	(58)	13,946	13,210	736

Total other service fees	58,584	57,954	630	173,559	172,582	977

Mortgage banking activities	18,896	21,847	(2,951)	57,281	60,418	(3,137)
Net gain (loss) and valuation adjustments of investment securities	—	64	(64)	5,856	(285)	6,141
Trading account profit (loss)	(6,607)	5,443	(12,050)	(11,936)	6,040	(17,976)
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	3,454	(1,205)	4,659	(54,532)	(30,459)	(24,073)
Adjustment (expense) to indemnity reserves on loans sold	(2,387)	(8,717)	6,330	(30,162)	(17,990)	(12,172)
FDIC loss share (expense) income	(14,866)	(6,707)	(8,159)	(44,887)	(19,387)	(25,500)
Other operating income	191,789	16,837	174,952	393,445	71,236	322,209

Total non-interest income	$291,959	$131,374	$160,585	$619,379	$380,732	$238,647

Table 5 – Mortgage Banking Activities

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$11,547	$12,282	$(735)	$34,110	$36,339	$(2,229)
Mortgage servicing rights fair value adjustments	3,879	(2,426)	6,305	(6,862)	(7,217)	355

Total mortgage servicing fees, net of fair value adjustments	15,426	9,856	5,570	27,248	29,122	(1,874)

Net gain on sale of loans, including valuation on loans	3,559	19,700	(16,141)	16,968	49,028	(32,060)

Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	(865)	(58)	(807)	(265)	(154)	(111)
Realized gains (losses) on closed derivative positions	776	(7,651)	8,427	13,330	(17,578)	30,908

Total trading account (loss) profit	(89)	(7,709)	7,620	13,065	(17,732)	30,797

Total mortgage banking activities	$18,896	$21,847	$(2,951)	$57,281	$60,418	$(3,137)

Non-interest income increased by $160.6 million during the quarter ended September 30, 2013, compared with the same quarter of the previous year. Excluding the impact of EVERTEC’s SPO during the third quarter of 2013, non-interest income decreased by $15.3 million from the quarter ended September 30, 2012.

The increase in non-interest income for the quarterly results was attributed to the following factors:

•	Higher other operating income by $175.0 million principally due to the gain of $175.9 million recognized in connection with EVERTEC’s SPO;

•	Favorable variance of $4.7 million in net gain (loss) on sale of loans, net of valuation adjustment on loans held-for-sale. This increase was principally driven by unfavorable adjustments recorded during the third quarter of 2012 in the BPPR segment as a result of revised appraisals and market indicators and higher net gains on sale of loans in the BPNA reportable segment during the third quarter of 2013; and

•	Lower adjustments (expenses) to indemnity reserves on loans sold by $6.3 million mainly due to reserves released at BPNA and BPPR segments resulting from the portfolio amortization and revisions to the loss assumptions in the reserve models.

These favorable variances were partially offset by:

•	A decrease of $2.8 million in service charges on deposit accounts mostly related to lower commercial account analysis fees, and nonsufficient funds and overdraft fees;

•	A decrease of $3.0 million in mortgage banking activities mainly due to a decrease of $16.1 million on gain on sale of loans driven by valuation adjustments, partially offset by lower trading account losses by $7.6 million related to derivative positions, and an increase of $5.6 million on mortgage servicing fees mainly due to fair value adjustments. Refer to Table 5 for details of Mortgage banking activities;

•	Unfavorable variance of $12.1 million in trading account profit (loss) mainly at the BPPR segment due to higher unrealized losses on outstanding mortgage-backed securities and higher losses on Puerto Rico government obligations and closed-end funds; and

•	Unfavorable variance in FDIC loss share (expense) income of $8.2 million, principally due to lower mirror accounting on credit impairment losses and recoveries on covered assets, including rental income on OREOs, and higher amortization of the loss share indemnification asset, partially offset by higher mirror accounting on reimbursable expenses. Refer to Table 6 for a breakdown of FDIC loss share (expense) income by major categories.

Non-interest income increased by $238.6 million during the nine months ended September 30, 2013, compared with the same period of the previous year. Excluding the impact of the EVERTEC’s SPO during the third quarter of 2013, the bulk sale of non-performing residential mortgage loans and EVERTEC’s IPO during the second quarter of 2013 and the bulk sale of non-performing assets during the first quarter of 2013, non-interest income decreased by $26.3 million during the nine months ended September 30, 2013.

The increase in non-interest income for the year-to-date results was principally driven by the following factors:

•	Higher other operating income by $322.2 million principally due to the gains of $162.1 million and $175.9 million recognized in connection with EVERTEC’s IPO and SPO during the second and third quarters of 2013, respectively; partially offset by an unfavorable impact resulting from a $4.6 million gain on the sale of a real estate property previously owned and used by BPPR during the first quarter of 2012, lower net earnings on the portfolio of investments accounted under the equity method by $3.2 million, and a $2.5 million gain on the sale of the wholesale indirect general agency property and casualty business of Popular Insurance during the second quarter of 2012; and

•	Favorable variance in net gain (loss) and valuation adjustments of investment securities of $6.1 million principally attributed to the prepayment penalty fee of $5.9 million received from EVERTEC for the repayment of a $22.8 million debt security during the second quarter of 2013.

These favorable variances were partially offset by:

•	Unfavorable variance of $18.0 million in trading account (loss) profit mainly resulting from the abovementioned unrealized losses on mortgage-backed securities and losses on Puerto Rico government obligations and closed end funds;

•	Unfavorable variance of $24.1 million in net gain (loss) on sale of loans, net of valuation adjustment on loans held-for-sale. This decrease was driven by the loss of $61.4 million recorded during the first quarter of 2013 in connection with the bulk sale of non-performing assets and the loss of $3.9 million recorded during the second quarter of 2013 in connection with the bulk sale of non-performing residential mortgage loans, as previously mentioned. This decrease was partially offset by lower valuation adjustments of $36.1 million on commercial and construction loans held-for-sale of the BPPR reportable segment recorded during the second quarter of the previous year as a result of updated appraisals and market indicators;

•	An increase of $12.2 million in adjustments to indemnity reserves on loans sold, which includes $10.7 million recorded in connection with the bulk sale of non-performing assets during the first quarter of 2013 and $3.0 million recorded in connection with the bulk sale of non-performing residential mortgage loans during the second quarter of 2013; and

•	Unfavorable variance in FDIC loss share (expense) income of $25.5 million, principally due to higher amortization of the FDIC loss share asset due to a decrease in expected losses, lower mirror accounting on credit impairment losses, higher mirror accounting on recoveries on covered assets, including rental income on OREOs, and the impact of fair value adjustments in the true-up payment obligation, partially offset by higher mirror accounting on reimbursable loan-related expenses on covered loans. Refer to Table 6 for information on FDIC loss share (expense) income.

The following table provides a summary of the gross revenues derived from the assets acquired in the FDIC-assisted transaction during the quarters and nine months ended September 30, 2013 and 2012:

Table 6 – Financial Information – Westernbank FDIC-Assisted Transaction

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Interest income on covered loans	$71,631	$70,584	$1,047	$213,952	$224,443	$(10,491)

FDIC loss share (expense) income:
Amortization of loss share indemnification asset	(37,681)	(29,184)	(8,497)	(116,442)	(95,972)	(20,470)
80% mirror accounting on credit impairment losses[1]	13,946	18,095	(4,149)	53,329	60,943	(7,614)
80% mirror accounting on reimbursable expenses	25,641	7,577	18,064	45,555	20,619	24,936
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(11,533)	(199)	(11,334)	(14,802)	(774)	(14,028)
80% mirror accounting on amortization of contingent liability on unfunded commitments	(87)	(248)	161	(473)	(744)	271
Change in true-up payment obligation	(5,322)	(2,991)	(2,331)	(12,573)	(4,849)	(7,724)
Other	170	243	(73)	519	1,390	(871)

Total FDIC loss share (expense) income	(14,866)	(6,707)	(8,159)	(44,887)	(19,387)	(25,500)

Amortization of contingent liability on unfunded commitments (included in other operating income)	109	310	(201)	593	930	(337)

Total revenues	56,874	64,187	(7,313)	169,658	205,986	(36,328)

Provision for loan losses	17,433	22,619	(5,186)	60,489	78,284	(17,795)

Total revenues less provision for loan losses	$39,441	$41,568	$(2,127)	$109,169	$127,702	$(18,533)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended September 30,			Nine months ended September 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Covered loans	$3,119	$3,952	$(833)	$3,299	$4,124	$(825)
FDIC loss share asset	1,348	1,578	(230)	1,373	1,726	(353)

Operating Expenses

Table 7 provides a breakdown of operating expenses by major categories.

Table 7 – Operating Expenses

	Quarters ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Variance	2013	2012	Variance
Personnel costs:
Salaries	$76,735	$74,339	$2,396	$224,472	$227,119	$(2,647)
Commissions, incentives and other bonuses	14,457	12,800	1,657	45,472	39,885	5,587
Pension, postretirement and medical insurance	14,724	15,984	(1,260)	44,710	50,523	(5,813)
Other personnel costs, including payroll taxes	10,923	8,427	2,496	32,853	31,850	1,003

Total personnel costs	116,839	111,550	5,289	347,507	349,377	(1,870)

Net occupancy expenses	24,711	23,615	1,096	72,292	71,143	1,149
Equipment expenses	11,768	11,447	321	35,561	33,688	1,873
Other taxes	17,749	12,666	5,083	44,623	38,178	6,445
Professional fees:
Collections, appraisals and other credit related fees	8,042	12,197	(4,155)	27,518	33,596	(6,078)
Programming, processing and other technology services	44,603	42,247	2,356	132,743	128,675	4,068
Other professional fees	19,394	16,508	2,886	52,239	44,421	7,818

Total professional fees	72,039	70,952	1,087	212,500	206,692	5,808

Communications	6,558	6,500	58	20,034	20,276	(242)
Business promotion	14,982	14,924	58	43,461	44,754	(1,293)
FDIC deposit insurance	16,100	24,173	(8,073)	44,883	72,006	(27,123)
Loss on early extinguishment of debt	3,388	43	3,345	3,388	25,184	(21,796)
Other real estate owned (OREO) expenses	17,175	5,896	11,279	69,678	22,441	47,237
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,076	5,442	(366)	15,403	15,083	320
Transportation and travel	2,020	1,641	379	5,349	5,002	347
Printing and supplies	995	1,017	(22)	3,052	3,507	(455)
Operational losses	5,039	2,474	2,565	12,584	16,141	(3,557)
All other	9,692	12,212	(2,520)	32,165	33,723	(1,558)

Total other operating expenses	22,822	22,786	36	68,553	73,456	(4,903)

Amortization of intangibles	2,468	2,481	(13)	7,403	7,605	(202)

Total operating expenses	$326,599	$307,033	$19,566	$969,883	$964,800	$5,083

Operating expenses increased by $19.6 million when compared to the third quarter of 2012 due to the following main factors:

•	Higher personnel cost by $5.3 million due to higher salary expense by $2.4 million due to an increase in employee salaries resulting from headcount increases and salary revisions, accompanied by an increase in commissions, incentives and other bonuses and an increase in 401k savings plan expenses of $1.2 million due to the restoration of the Corporation’s matching contribution, beginning in April 2013. These variances were partially offset by a decrease in pension and other benefits related to actuarial revisions. The Corporation’s full time equivalent employees (“FTEs”) were 8,094 at September 30, 2013 vs. 8,074 at September 30, 2012;

•	Higher other taxes by $5.1 million principally as a result of the gross receipts tax enacted earlier in the year in Puerto Rico, imposed as one percent of gross revenues, as defined, with a corresponding income tax credit of half percent. During the third quarter of 2013 the Corporation reclassified the year to date income tax credit of $3.3 million from the operating expenses line into income taxes;

•	Higher loss on early extinguishment of debt by $3.3 million as a result of an early cancellation of $233.2 million in senior notes which resulted in a $3.4 million loss on extinguishment of debt during the third quarter of 2013; and

•	Higher other real estate owned (OREO) expenses by $11.3 million due mainly to higher fair value adjustments of $11.8 million of commercial and construction OREO, consisting primarily of covered assets which are subject to 80% reimbursement from the FDIC, partially offset by higher net gains on sale of commercial and construction properties.

The above variances were partially offset by a decrease in FDIC deposit insurance expense of $8.1 million, driven by a reduced volume of higher risk assets, and revisions in the deposit insurance premium calculation and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR, both completed during the fourth quarter of 2012.

Operating expenses increased by $5.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012, due to the following main factors:

•	Higher other taxes by $6.4 million as a result of the gross receipts tax discussed above;

•	Higher professional fees by $5.8 million due to legal fees at BPPR and higher consulting service fees at the Corporate segment related to regulatory compliance matters; and

•	Higher OREO expenses by $47.2 million that mainly resulted from the loss of $37.0 million on the bulk sale of commercial and single-family real estate owned completed during the first quarter of 2013.

These variances were partially offset by:

•	Lower FDIC deposit insurance by $27.1 million primarily driven by the recognition of a credit assessment of $11.3 million during the first quarter of 2013, and, as discussed above, as a result of revisions in the deposit insurance premium calculation, accompanied by the reduction in higher risk assets, and efficiencies achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012; and

•	Lower loss on early extinguishment of debt by $21.8 million resulting from the prepayment expense of $25.0 million on the early cancellation of repurchase agreements during the nine months ended September 30, 2012, partially offset by the previously mentioned $3.4 million loss on early extinguishment of debt for the cancellation of senior notes during the third quarter of 2013.

INCOME TAXES

Income tax expense amounted to $17.8 million for the quarter ended September 30, 2013, compared with an income tax expense of $ 15.4 million for the same quarter of 2012. The increase in income tax expense was primarily due to the gain recognized during the third quarter of 2013 on the sale of a portion of EVERTEC’s shares which was taxable at a preferential tax rate according to Act Number 73 of May 28, 2008, known as “Economic Incentives Act for the Development of Puerto Rico”. The higher income tax provision was offset by a favorable true up adjustment of approximately $7.7 million in connection with filing the tax returns for the year 2012 during the third quarter of 2013, mainly related to distributions received from EVERTEC, the reclassification of $3.3 million of income tax credit related to the gross receipt tax from the operating expenses line to income taxes and the reversal of approximately $7.7 million of reserves for uncertain tax positions due to the expiration of the statute of limitations in the Puerto Rico operations.

On June 30, 2013 the Governor of Puerto Rico signed Act Number 40 which includes several amendments to the Puerto Rico Internal Revenue Code. Among the most significant changes applicable to corporations was the increase in the marginal tax rate from 30% to 39% effective for taxable years beginning after December 31, 2012 and the imposition of a tax for financial institutions of 1% of gross revenues, as defined, with a corresponding .5% credit on the income tax payable and for non financial institutions up to .85% of the gross revenues as part of the alternative minimum tax, the “gross receipt tax”.

The components of income tax expense for the quarters ended September 30, 2013 and 2012 are included in Table 8.

Table 8 – Components of Income Tax (Benefit) Expense – Quarter

	Quarters ended
	September 30, 2013		September 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$96,292	39%	$18,772	30%
Net benefit of net tax exempt interest income	(7,608)	(3)	(7,625)	(12)
Deferred tax asset valuation allowance	(3,667)	(2)	1,611	3
Non-deductible expenses	8,085	3	5,817	9
Difference in tax rates due to multiple jurisdictions	(2,492)	(1)	(250)	—
Effect of income subject to preferential tax rate	(57,565)	(23)	7,662	12
Unrecognized tax benefits	(7,727)	(3)	(8,985)	(14)
Others	(7,550)	(3)	(1,618)	(3)

Income tax expense	$17,768	7%	$15,384	25%

Income tax benefit amounted to $276.5 million for the nine months ended September 30, 2013, compared with an income tax benefit of $46.3 million for the same period of 2012. The increase in income tax benefit was primarily due to the recognition during the year 2013 of a tax benefit of $215.6 million and a corresponding increase in the net deferred tax assets of the Puerto Rico operations as a result of the increase in the marginal tax rate from 30% to 39% as mentioned above. In addition, the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets that took place during the first and second quarter of 2013, net of the gain realized on the sale of EVERTEC’s common stock that took place during the second and third quarter of 2013. The income tax benefit for the nine-month period ended September 30, 2013 was also impacted by the adjustments recorded during the third quarter, discussed above.

Table 9 – Components of Income Tax (Benefit) Expense – Year-to-Date

	Nine months ended
	September 30, 2013		September 30, 2012
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$62,325	39%	$34,505	30%
Net benefit of net tax exempt interest income	(27,484)	(17)	(18,378)	(16)
Deferred tax asset valuation allowance	(15,404)	(10)	2,730	2
Non-deductible expenses	23,844	15	17,182	15
Difference in tax rates due to multiple jurisdictions	(9,442)	(6)	(4,606)	(4)
Adjustment in deferred tax due to change in tax rate	(197,467)	(124)	—	—
Effect of income subject to preferential tax rate[1]	(102,878)	(64)	(66,607)	(58)
Unrecognized tax benefits	(7,727)	(5)	(8,985)	(8)
Others	(2,256)	(1)	(2,158)	(1)

Income tax (benefit) expense	$(276,489)	(173)%	$(46,317)	(40)%

[1]	For 2012, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2012.

Refer to Note 31 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of September 30, 2013.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 33 to the consolidated financial statements.

The Corporate group reported a net income of $140.9 million for the third quarter and $248.7 million for the nine months ended September 30, 2013, compared with net loss of $35.3 million for the third quarter and $94.2 million for the nine months ended September 30, 2012. The favorable variances at the Corporate group were due to the effect of the $156.6 million and $167.8 million after tax gains recognized during the second and third quarters of 2013 as a result of the sale of EVERTEC shares in connection with their initial and secondary public offerings, respectively. For details on these transactions refer to Note 23 “Related party transactions with affiliated company/joint venture” to the consolidated financial statements.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $62.6 million for the quarter ended September 30, 2013, compared with $73.2 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $8.9 million, or 3%, mostly due to a reduction of $5.8 million in the interest expense on deposits, or 13 basis points, mainly individual certificates of deposits, IRA’s and brokered CD’s related to renewal of maturities at lower prevailing rates and to lower levels. Also, the cost of borrowings decreased by $2.9 million resulting mainly from the maturity of $405 million in FHLB notes with an average cost of approximately 3.98%. In addition, contributing to the positive impact in net interest income was an increase of $5.4 million in interest from commercial and construction loans due to a higher volume of originations at a higher yield, partially offset by a decrease in exempt income from mortgage loans driven by the reversal of $5.9 million in interest from reverse mortgages which had been accrued in excess of the amount insured by FHA. The BPPR reportable segment had a net interest margin of 5.26% for the quarter ended September 30, 2013, compared with 5.11% for the same period in 2012;

•	lower provision for loan losses by $24.6 million or 27%, due to the decrease in the provision for loan losses on the non-covered loan portfolio of $19.4 million and $5.2 million in the provision for loan losses for the covered loan portfolio. The provision for loan losses for the non-covered and covered loan portfolios reflected lower net charge-offs by $26.4 million and $8.2 million, respectively, mostly driven by the commercial and construction portfolios which reflect lower levels of non-performing loans;

•	lower non-interest income by $22.4 million, or 20%, mainly due to higher trading account losses by $12.1 million mostly related to higher losses on Puerto Rico government obligations and close-end funds and net realized losses on mortgage backed securities sold as compared to net gains reported for the same period in 2012. The negative impact in non-interest income was also the result of higher FDIC loss share expense by $8.2 million principally due to lower mirror accounting on credit impairment losses, higher recoveries on covered assets, including rental income on OREOs and higher amortization of the loss share indemnification asset, partially offset by higher mirror accounting on reimbursable expenses, mainly due to higher write-downs on commercial and construction properties. Lower other operating income by $3.3 million was mostly related to lower earnings from the equity investment in PRLP 2011 Holdings, LLC, while the net impact of mortgage banking activities was a decrease of $3.0 million driven by lower gains on sales of mortgage loans and securitizations by $16.1 million, partially offset by lower net losses on derivative positions by $7.6 million and a positive impact of $5.6 million in the fair value adjustment of mortgage servicing rights;

•

higher operating expenses by $12.4 million, or 5%, mainly due to an increase in OREO expenses by $11.7 million related to higher fair value adjustments on commercial and construction properties, consisting primarily of covered assets which are subject to 80% reimbursement from the FDIC. Other operating taxes were higher by $5.4 million principally as a result of the gross receipts tax enacted earlier in the year in Puerto Rico and the reclassification of $3.3 million of the related income tax credit from the operating expenses line to income taxes. These unfavorable variances were partially offset by a decrease of $8.1 million in FDIC deposit insurance assessment resulting from revisions in the deposit-insurance premium calculation and savings achieved from the internal reorganization of Popular Mortgage into BPPR during the fourth quarter of 2012; and

•	higher income tax expense by $9.3 million which reflects the increase in the marginal tax rate from 30% to 39% imposed on corporations in Puerto Rico on June 30, 2013 effective for taxable years beginning after December 31, 2012. The higher income tax provision was offset by the reversal of approximately $6.0 million for uncertain tax positions in the BPPR reportable segment due to the expiration of the statute of limitations and the reclassification of $3.3 million of income tax credit related to the gross receipt tax from the operating expenses line to income taxes.

Net income for the nine months ended September 30, 2013 totaled $113.9 million, compared with $226.1 million for the same period in the previous year. These results reflected:

•	higher net interest income by $39.8 million, or 4% mainly impacted by lower expense from deposits by $22.7 million and from borrowings by $14.9 million, combined with an increase of $29.5 million in the income from mortgage and consumer loans. These positive impacts were partially offset by a reduction of $10.5 million in interest income from the covered loans portfolio due to lower levels resulting from the continued resolution of that portfolio. The BPPR reportable segment had a net interest margin of 5.23% for the nine months period ended September 30, 2013, compared with 5.03% for the same period in 2012;

•	higher provision for loan losses by $263.7 million, mostly due to the increase in the provision for loan losses on the non-covered loan portfolio of $281.5 million, mainly related to the incremental provision of $148.8 million and $169.2 million recognized in the first and second quarters of 2013, respectively related to the non-performing loans bulk sales. Excluding the impact of the sales, the provision for loan losses declined by $36.5 million or 18% to $167.1 million, due to positive trends in credit quality offset by the enhancements to the allowance for loan losses framework implemented during the second quarter of 2013;

•	lower non-interest income by $100.6 million, or 32% mainly due to:

•	unfavorable variances of $49.6 million and $13.7 million in net gains on sale of loans and adjustments to indemnity reserves, respectively, both driven by the negative adjustments recognized in 2013 in connection with the bulk sales of non-performing loans;

•	higher FDIC loss share expense by $25.5 million (refer to Table 6 for components of such variance);

•	lower other operating income by $17.8 million resulting from lower net earnings from the equity investments in PRLP 2011 Holdings, LLC and PR Asset PR Portfolio 2013-1 International LLC by $6.9 million, and gains of $4.7 million and $2.5 million recognized during the first and second quarters of 2012 from the sale of a bank premise and the wholesale indirect property and casualty business of Popular Insurance, respectively;

•	higher trading account losses by $18.1 million mostly related to higher losses on Puerto Rico government obligations and close-end funds and net realized losses on mortgage backed securities sold as compared to net gains reported for the same period in 2012.

The negative impacts in non-interest income detailed above were partially offset by lower unfavorable valuation adjustments on loans held-for-sale by $26.6 million, principally related to $27.3 million in valuation adjustments recorded during the second quarter of 2012 on commercial and construction loans held-for-sale as a result of updated appraisals and market indicators;

•	higher operating expenses by $10.5 million, mainly due to:

•	an increase in OREO expenses by $48.4 million, primarily related to the loss of $37.0 million on the bulk sale of commercial and single family real estate owned during the first quarter of 2013 and to higher fair value adjustments on commercial properties, mainly covered assets which are subject to 80% reimbursement from the FDIC;

•	higher professional fees by $8.8 million mostly due to higher appraisal, consulting, legal and processing fees;

•	higher other operating taxes by $8.0 million, principally the result of the recently enacted gross receipts tax imposed on corporations in Puerto Rico.

The negative impacts in other operating expenses detailed above were partially offset by a decrease in FDIC deposit insurance of $27.4 million resulting mainly from the factors explained in the quarterly results, and by the $25 million prepayment expense recorded during the second quarter of 2012 related to the cancellation of repurchase agreements; and

•	higher income tax benefit by $222.9 million, mainly due to $215.6 million benefit recognized during the second quarter of 2013 for the increase on the net deferred tax asset from the change in the corporate tax rate from 30% to 39% as compared with a tax benefit of $72.9 million recognized in 2012 resulting from the Closing Agreement with the P.R. Treasury related to the tax treatment of the loans acquired in the Westernbank FDIC-assisted transaction. The income tax benefit was also impacted by the tax adjustments described above in the quarterly results.

Banco Popular North America

For the quarter ended September 30, 2013, the reportable segment of Banco Popular North America reported net income of $25.2 million, compared with $8.7 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $3.6 million, or 5%, which was primarily the effect of a $5.1 million decrease in deposits costs or 35 basis points. The BPNA reportable segment had a net interest margin of 3.66% for the quarter ended September 30, 2013, compared with 3.57% for the same period in 2012;

•	lower provision for loan losses by $9.1 million principally the result of a reserve release reflecting improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology completed during the second quarter of 2013;

•	higher non-interest income by $5.0 million, or 43%, mostly due to lower adjustments to representation and warranty reserves of $4.2 million as the third quarter of 2012 included additions to the reserve to account for settlement arrangements, and higher gain on sale of loans by $2.5 million due to higher gains on commercial and construction loans sold. These variances were partially offset by a decrease of $1.1 million in service charge on deposits related to lower non-sufficient funds fees; and

•	higher operating expenses by $1.1 million, or 2%, mainly reflected in personnel costs due to higher medical insurance costs.

Net income for the nine months ended September 30, 2013 totaled $73.2 million, compared with $28.5 million for the same period in the previous year. These results reflected:

•	lower net interest income by $4.2 million, or 2%, which was primarily the effect of a lower yield in the loan portfolio by 36 basis points due to lower recoveries of past due interest from loans that were previously non-accruing, and a lower yield of investment securities by 39 basis points, both decreasing net interest income by $18.1 million. The unfavorable impact resulting from these reductions was partially offset by a $14.7 million decrease in deposits costs or 35 basis points. The BPNA reportable segment had a net interest margin of 3.52% for the nine months period ended September 30, 2013, compared with 3.64% for the same period in 2012;

•	lower provision for loan losses by $43.7 million principally the result of a reserve release reflecting improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology completed during the second quarter of 2013;

•	lower non-interest income by $2.9 million, or 7%, mostly due to lower service charge on deposits by $3.4 million related to lower non-sufficient funds and checking fees; and

•	lower operating expenses by $8.1 million, or 5%, mainly due to a decrease in professional fees by $4.5 million and $4.3 million in other operating expenses, both mainly related to a legal settlement recognized during the first quarter of 2012, and a reduction of $1.1 million in OREO expenses due primarily to higher net gains on sale of mortgage properties. These favorable variances were partially offset by an increase of $1.4 million in net occupancy expense mostly related to higher property taxes and rent expenses.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.1 billion at September 30, 2013 and $36.5 billion at December 31, 2012. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $962 million at September 30, 2013, compared to $1.1 billion at December 31, 2012. The decrease was mainly at BPPR due to lower balances at the Federal Reserve Bank of New York.

Trading account securities amounted to $339 million at September 30, 2013, compared to $315 million at December 31, 2012. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.3 billion at September 30, 2013, compared with $5.2 billion at December 31, 2012. The slight increase in investment securities available-for-sale is mainly reflected in the categories of Obligations of US Government sponsored entities and Collateralized mortgage obligations mostly due to purchases at BPPR and BPNA during the nine months ended September 30, 2013, partially offset by portfolio declines in market value in line with underlying market conditions, maturities, mortgage backed securities prepayments and the prepayment of $22.8 million of EVERTEC’s debentures owned by the Corporation as part of their IPO. At September 30, 2013, the investment securities available-for-sale portfolio was in an unrealized loss position of $5.2 million, compared with unrealized gains of $172.5 million at December 31, 2012. As of September 30, 2013, the available-for-sale investment portfolio reflects gross unrealized losses of $99 million, driven by obligations from the U.S. Government sponsored entities, US Agency Collateralized Mortgage Obligations and Obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all U.S. Agency securities, management considers the US Agency guarantee. The portfolio of Obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality review on these issuers. Table 10 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 10 – Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In millions)	September 30, 2013	December 31, 2012	Variance
U.S. Treasury securities	$43.9	$37.2	$6.7
Obligations of U.S. Government sponsored entities	1,285.4	1,096.3	189.1
Obligations of Puerto Rico, States and political subdivisions	169.7	171.2	(1.5)
Collateralized mortgage obligations	2,534.8	2,369.7	165.1
Mortgage-backed securities	1,195.6	1,483.1	(287.5)
Equity securities	8.8	7.4	1.4
Others	38.8	62.1	(23.3)

Total investment securities AFS and HTM	$5,277.0	$5,227.0	$50.0

Loans

Refer to Table 11, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. Also, refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $24.6 billion at September 30, 2013 compared to $25.1 billion at December 31, 2012. The slight decrease of $466 million was the net effect of bulk loan sales, early repayments, loan resolutions and portfolio run-off, particularly covered loans, offset by loan originations and purchases.

Table 11 – Loans Ending Balances

(In thousands)	September 30, 2013	December 31, 2012	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$9,845,477	$9,858,202	$(12,725)
Construction	293,220	252,857	40,363
Legacy[1]	235,645	384,217	(148,572)
Lease financing	539,290	540,523	(1,233)
Mortgage	6,613,133	6,078,507	534,626
Consumer	3,900,418	3,868,886	31,532

Total non-covered loans held-in-portfolio	21,427,183	20,983,192	443,991

Loans covered under FDIC loss sharing agreements:
Commercial	1,853,851	2,244,647	(390,796)
Construction	201,437	361,396	(159,959)
Mortgage	965,779	1,076,730	(110,951)
Consumer	54,942	73,199	(18,257)

Total covered loans held-in-portfolio[2]	3,076,009	3,755,972	(679,963)

Total loans held-in-portfolio	24,503,192	24,739,164	(235,972)

Loans held-for-sale:
Commercial	—	16,047	(16,047)
Construction	—	78,140	(78,140)
Legacy[1]	1,680	2,080	(400)
Mortgage	122,852	258,201	(135,349)

Total loans held-for-sale	124,532	354,468	(229,936)

Total loans	$24,627,724	$25,093,632	$(465,908)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Refer to Note 7 to the consolidated financial statements for the composition of the loans covered under FDIC loss sharing agreements.

Non-covered loans

The explanations for loan portfolio variances discussed below exclude the impact of the covered loans.

Non-covered loans held-in-portfolio amounted to $21.4 billion, an increase $444 million from December 31, 2012 due to the following:

•	An increase of $535 million in mortgage loans held-in-portfolio principally at the BPPR segment. The increase at BPPR segment of $395 million was principally driven by purchases (including repurchases of $108 million) by $1.2 billion during the nine month period ended September 30, 2013, partially offset by the loan sales of $575 million (including the bulk sale of non-performing mortgage loans of $435 million during the second quarter of 2013), and net charge-offs of $40.8 million for the nine month period ended September 30, 2013. The BPNA segment increase of $140 million was due to purchases of mortgage loans by $356 million, partially offset by loan sales of $38.9 million, net charge-offs of $7.1 million and portfolio amortization for the nine months ended September 30, 2013.

•	An increase of $40.4 million in construction loans held-in-portfolio mostly reflected in the BPPR segment, which increased by $39.6 million, due to two large construction loans in Puerto Rico.

•	An increase of $31.5 million in the consumer loan portfolio, mainly at the BPPR segment, which increased by $40.2 million, partially offset by a decrease of $8.7 million in the BPNA segment. The increase at the BPPR segment was mostly reflected in the category of auto loans, which increased by approximately $98 million, partially offset by lower personal loans and credit cards.

•	A decrease of $148.6 million in the legacy portfolio of the BPNA segment due to the run-off status of this portfolio and net charge-offs.

•	A decrease of $12.7 million in commercial loans, mostly at BPPR segment, which decreased by $41.3 million, partially offset by an increase of $28.5 million at the BPNA segment. The decrease at the BPPR segment was mainly related to the bulk loan sale completed during the first quarter of 2013, which decreased the commercial loan portfolio by $337.6 million, net of write-downs related to loans sold by $161.3 million, the early repayment of one large relationship for approximately $74.3 million during this quarter, and net charge-offs of $70.4 million for the nine month period ended September 30, 2013, partially offset by the joint venture financing of $182.4 million that resulted from the bulk loan sale on first quarter and other large commercial relationships entered into during the period. The increase at the BPNA segment was due to normal business origination activities and purchases of loans, partially offset by net charge-offs and loan sales during the period.

The decrease in loans held-for-sale from December 31, 2012 to September 30, 2013 of $229.9 million was mostly at the BPPR segment driven by the bulk sale of non-performing assets, which reduced construction and commercial loans held-for-sale by approximately $49.7 million and $9.8 million, respectively, the reclassification of the remaining construction and commercial balance of $14.9 million to the held-in-portfolio category, loans charge-offs, loan repayments and loans transferred to OREO. There was also a decrease in mortgage loans held-for-sale at the BPPR segment, principally related to net outflows from whole loan sales transactions of $129.1 million during the nine month period ended September 30, 2013.

The covered loans portfolio balance decreased by approximately $680.0 million from December 31, 2012 to September 30, 2013 mainly due to the resolution of a large relationship during the first quarter of 2013, loan resolutions and the normal portfolio run-off. Refer to Table 11 for a breakdown of the covered loans by major loan type categories. Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12 – Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$3,012,866	$3,729,489	$3,491,759	$4,036,471
Accretion	68,529	66,168	196,055	209,493
Collections / charge-offs	(190,346)	(168,448)	(796,765)	(618,755)

Ending balance	$2,891,049	$3,627,209	$2,891,049	$3,627,209
Allowance for loan losses (ALLL)	(108,874)	(103,547)	(108,874)	(103,547)

Ending balance, net of ALLL	$2,782,175	$3,523,662	$2,782,175	$3,523,662

Table 13 – Activity in the Outstanding Accretable Discount on Covered Loans Accounted for Under ASC 310-30

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$1,379,612	$1,574,850	$1,451,669	$1,470,259
Accretion [1]	(68,529)	(66,168)	(196,055)	(209,493)
Change in expected cash flows	(1,465)	(37,800)	54,004	210,116

Ending balance	$1,309,618	$1,470,882	$1,309,618	$1,470,882

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the quarters and nine months ended September 30, 2013 and 2012.

Table 14 – Activity of Loss Share Asset

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of year	$1,379,342	$1,631,594	$1,399,098	$1,915,128
Amortization of loss share indemnification asset	(37,681)	(29,184)	(116,442)	(95,972)
Credit impairment losses to be covered under loss sharing agreements	13,946	18,095	53,329	60,943
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	(87)	(248)	(473)	(744)
Reimbursable expenses	25,641	7,577	45,555	20,619
Net payments to (from) FDIC under loss sharing agreements	(52,865)	(64,932)	(52,758)	(327,739)
Other adjustments attributable to FDIC loss sharing agreements	(3,585)	(3,845)	(3,598)	(13,178)

Balance at end of period	$1,324,711	$1,559,057	$1,324,711	$1,559,057

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

Table 15 – Activity in the Remaining FDIC Loss Share Asset Discount

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period[1]	$122,124	$121,308	$141,800	$117,916
Amortization of negative discount[2]	(37,681)	(29,184)	(116,442)	(95,972)
Impact of lower projected losses	38,053	4,300	97,138	74,480

Balance at end of period	$122,496	$96,424	$122,496	$96,424

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share (expense) income.

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

Other real estate owned

Other real estate (OREO) represents real estate property received in satisfaction of debt. At September 30, 2013, OREO amounted to $295 million from $406 million at December 31, 2012. The decrease was mainly as a result of write-downs in value and sales, including the bulk sale of non-performing assets completed during the first quarter of 2013, which reduced OREO by $108 million. Refer to Table 16 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 16 – Other Real Estate Owned Activity

	For the quarter ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$65,125	$93,795	$138,885	$44,340	$342,145
Write-downs in value	(2,881)	(661)	(10,288)	(1,381)	(15,211)
Additions	4,340	14,184	21,345	6,247	46,116
Sales	(16,157)	(22,111)	(35,902)	(3,278)	(77,448)
Other adjustments	—	(132)	240	(240)	(132)

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

	For the nine months ended September 30, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(8,767)	(8,939)	(16,961)	(3,166)	(37,833)
Additions	26,598	69,369	73,020	22,796	191,783
Sales	(103,556)	(107,282)	(41,417)	(13,743)	(265,998)
Other adjustments	290	945	240	141	1,616

Ending balance	$50,427	$85,075	$114,280	$45,688	$295,470

	For the quarter ended September 30,2012
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$107,391	$119,238	$91,817	$33,276	$351,722
Write-downs in value	(2,948)	(39)	—	(54)	(3,041)
Additions	32,435	17,194	14,814	3,800	68,243
Sales	(9,099)	(11,314)	(14,750)	(3,071)	(38,234)
Other adjustments	538	(1,372)	(186)	(132)	(1,152)

Ending balance	$128,317	$123,707	$91,695	$33,819	$377,538

	For the nine months ended September 30, 2012
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$90,401	$82,096	$78,129	$31,006	$281,632
Write-downs in value	(11,680)	(9,821)	(3,470)	(464)	(25,435)
Additions	82,033	85,031	45,533	13,516	226,113
Sales	(32,975)	(30,442)	(28,311)	(9,732)	(101,460)
Other adjustments	538	(3,157)	(186)	(507)	(3,312)

Ending balance	$128,317	$123,707	$91,695	$33,819	$377,538

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at September 30, 2013 and December 31, 2012.

Table 17 – Breakdown of Other Assets

(In thousands)	September 30, 2013	December 31, 2012	Variance
Net deferred tax assets (net of valuation allowance)	$844,242	$541,499	$302,743
Investments under the equity method	213,614	246,776	(33,162)
Bank-owned life insurance program	227,916	233,475	(5,559)
Prepaid FDIC insurance assessment	—	27,533	(27,533)
Prepaid taxes	98,972	88,360	10,612
Other prepaid expenses	65,319	60,626	4,693
Derivative assets	32,732	41,925	(9,193)
Trades receivables from brokers and counterparties	85,746	137,542	(51,796)
Others	234,937	191,842	43,095

Total other assets	$1,803,478	$1,569,578	$233,900

The increase in other assets from December 31, 2012 to September 30, 2013 of approximately $234 million was mainly due to the deferred tax assets that resulted from the losses on the bulk sales of non-performing assets completed during the year and the impact of the increase in the corporate tax rate from 30% to 39% during this quarter, partially offset by lower trades receivables from brokers and counterparties.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at September 30, 2013 and December 31, 2012 is included in Table 18.

Table 18 – Financing to Total Assets

	September 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2013	2012	from 2012 to 2013	2013	2012
Non-interest bearing deposits	$5,763	$5,795	(0.6)%	16.0%	15.9%
Interest-bearing core deposits	16,132	15,993	0.9	44.7	43.8
Other interest-bearing deposits	4,500	5,213	(13.7)	12.5	14.3
Fed funds purchased and repurchase agreements	1,793	2,017	(11.1)	5.0	5.5
Other short-term borrowings	826	636	29.9	2.3	1.7
Notes payable	1,545	1,778	(13.1)	4.3	4.9
Other liabilities	1,099	966	13.8	3.0	2.6
Stockholders’ equity	4,394	4,110	6.9	12.2	11.3

Deposits

The Corporation’s deposits totaled $26.4 billion at September 30, 2013 compared to $27.0 billion at December 31, 2012. The decrease of $0.6 billion was mostly due to lower balances in brokered and non-brokered time deposits, partially offset by higher savings and money market deposits. Lower deposit costs have contributed favorably to maintain the Corporation’s net interest margin above 4%. Refer to Table 19 for a breakdown of the Corporation’s deposits at September 30, 2013 and December 31, 2012.

Table 19 – Deposits Ending Balances

(In thousands)	September 30, 2013	December 31, 2012	Variance
Demand deposits [1]	$6,410,458	$6,442,739	$(32,281)
Savings, NOW and money market deposits (non-brokered)	11,335,441	11,190,335	145,106
Savings, NOW and money market deposits (brokered)	552,053	456,830	95,223
Time deposits (non-brokered)	6,181,676	6,541,660	(359,984)
Time deposits (brokered CDs)	1,915,426	2,369,049	(453,623)

Total deposits	$26,395,054	$27,000,613	$(605,559)

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $4.2 billion at September 30, 2013, compared with $4.4 billion at December 31, 2012. The decrease from December 31, 2012 to September 30, 2013 was mostly related to the repayment of $233.2 million in senior notes during this quarter. Refer to Note 15 to the consolidated financial statements for detailed information on the Corporation’s borrowings at September 30, 2013 and December 31, 2012. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased by $132.8 million from December 31, 2012 to September 30, 2013. The increase was principally driven by higher securities trade payables at BPPR segment of $141.3 million due to purchases near the end of the quarter.

Stockholders’ Equity

Stockholders’ equity totaled $4.4 billion at September 30, 2013, compared with $4.1 billion at December 31, 2012. This increase mainly resulted from the Corporation’s net income of $436.3 million for the nine months ended September 30, 2013, partially offset by a decrease of $160.1 million in unrealized gains in the portfolio of investments securities available-for-sale, reflected net of tax in accumulated other comprehensive income. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2013 and December 31, 2012 are presented on Table 20. As of such dates, BPPR and BPNA were well-capitalized.

Table 20 – Capital Adequacy Data

(Dollars in thousands)	September 30, 2013	December 31, 2012
Risk-based capital:
Tier I capital	$4,274,568	$4,058,242
Supplementary (Tier II) capital	294,157	298,906

Total capital	$4,568,725	$4,357,148

Minimum requirement to be well capitalized	2,305,243	2,339,157

Excess capital	$2,263,482	$2,017,991

Risk-weighted assets:
Balance sheet items	$21,136,137	$21,175,833
Off-balance sheet items	1,916,295	2,215,739

Total risk-weighted assets	$23,052,432	$23,391,572

Adjusted quarterly average assets	$34,863,920	$35,226,183

Ratios:
Tier I capital (minimum required - 4.00%)	18.54%	17.35%
Total capital (minimum required - 8.00%)	19.82	18.63
Leverage ratio *	12.26	11.52

*	All banks are required to have a minimum Tier 1 Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At September 30, 2013, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $ 1,844,195; Tier 1 Capital of $ 922,097; and Tier 1 Leverage of $ 1,045,918, based on a 3% ratio, or $ 1,394,557, based on a 4% ratio, according to the entity’s classification.

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

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2013 and December 31, 2012.

Table 21 – Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	September 30, 2013	December 31, 2012
Total stockholders’ equity	$4,393,885	$4,110,000
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(46,892)	(54,295)

Total tangible common equity	$3,649,076	$3,357,788

Total assets	$36,052,116	$36,507,535
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(46,892)	(54,295)

Total tangible assets	$35,357,467	$35,805,483

Tangible common equity to tangible assets	10.32%	9.38%
Common shares outstanding at end of period	103,327,146	103,169,806
Tangible book value per common share	$35.32	$32.55

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations currently in place as of September 30, 2013, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 22 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at September 30, 2013 and December 31, 2012 (non-GAAP).

Table 22 – Reconciliation Tier 1 Common Equity

(In thousands)	September 30, 2013	December 31, 2012
Common stockholders’ equity	$4,343,725	$4,059,840
Less: Unrealized losses (gains) on available-for-sale securities, net of tax[1]	5,514	(154,568)
Less: Disallowed deferred tax assets[2]	(643,716)	(385,060)
Less: Disallowed goodwill and other intangible assets, net of deferred tax liability	(646,464)	(662,201)
Less: Aggregate adjusted carrying value of non-financial equity investments	(1,398)	(1,160)
Add: Pension and postretirement benefit plan liability adjustment, net of tax and of accumulated net gains (losses) on cash flow hedges[1]	216,274	226,159

Total Tier 1 common equity	$3,273,935	$3,083,010

Tier 1 common equity to risk-weighted assets	14.20%	13.18%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes certain components of accumulated other comprehensive income (loss) (AOCI), including: (1) net unrealized gains or losses on available-for-sale debt securities; (2) net unrealized gains on available-for-sale equity securities; (3) any amounts recorded in AOCI attributed to defined benefit pension and postretirement plans resulting from the initial and subsequent application of the relevant GAAP standards that pertain to such plans; and (4) accumulated net gains or losses on cash flow hedges.
[2]	Approximately $160 million of the Corporation’s $844 million of net deferred tax assets at September 30, 2013 ($118 million and $541 million, respectively, at December 31, 2012), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $644 million of such assets at September 30, 2013 ($385 million at December 31, 2012) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $40 million of the Corporation’s other net deferred tax assets at September 30, 2013 ($38 million at December 31, 2012) represented primarily the following items (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) the deferred tax liability associated with goodwill and other intangibles.

New Capital Rules to Implement Basel III Capital Requirements

On July 2, 2013, the Board of Governors of the Federal Reserve System (“Board”) approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the Office of the Comptroller of the Currency (“OCC”) and (as interim final rules) by the Federal Deposit Insurance Corporation (“FDIC”) (together with the Board, the “Agencies”).

The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Popular, BPPR and BPNA, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for Popular, BPPR and BPNA on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Corporation, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at September 30, 2013, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to BPPR and BPNA, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

We believe that Popular, BPPR and BPNA will be able to meet well-capitalized capital ratios upon implementation of the revised requirements, as finalized.

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

Purchase obligations include major legal and binding contractual obligations outstanding at September 30, 2013, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $155 million at September 30, 2013 of which approximately 46% matures in 2013, 29% in 2014, 14% in 2015 and 11% thereafter.

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

Table 23 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at September 30, 2013.

Table 23 – Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2013	Years 2014 - 2016	Years 2017 - 2019	Years 2020 - thereafter	Total
Commitments to extend credit	$4,338	$2,692	$182	$75	$7,287
Commercial letters of credit	4	—	—	—	4
Standby letters of credit	25	52	—	—	77
Commitments to originate or fund mortgage loans	26	13	—	—	39
Unfunded investment obligations	1	9	—	—	10

Total	$4,394	$2,766	$182	$75	$7,417

At September 30, 2013, the Corporation maintained a reserve of approximately $4 million for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 21 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At September 30, 2013, the Corporation serviced $2.6 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.9 billion at December 31, 2012. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

In the case of Puerto Rico, most claims are settled by repurchases of delinquent loans, the majority of which are greater than 90 days past due. The average time period to prepare an initial response to a repurchase request is from 30 to 120 days from the initial written notice depending on the type of repurchase request. Failure by the Corporation to respond to a request for repurchase on a timely basis could result in a deterioration of the seller/servicer relationship and the seller/servicer’s overall standing. In certain instances, investors could require additional collateral to ensure compliance with the servicer’s repurchase obligation or cancel the seller/servicer license and exercise their rights to transfer the servicing to an eligible seller/servicer.

Table 24 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 24 – Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	September 30, 2013	December 31, 2012
Total portfolio	$2,625,262	$2,932,555
Days past due:
30 days and over	$371,029	$412,313
90 days and over	$141,054	$158,679

As a percentage of total portfolio:
30 days past due or more	14.13%	14.06%
90 days past due or more	5.37%	5.41%

During the nine months ended September 30, 2013, the Corporation repurchased approximately $95 million (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $115 million during the same period of 2012. There are no particular loan characteristics, such as loan vintages, loan type, loan-to-value ratio, or other criteria, that denote any specific trend or a concentration of repurchases in any particular segment. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. In 2011 and 2012, the Corporation experienced an increase in mortgage loan repurchases from recourse portfolios that led to increases in non-performing mortgage loans. The deteriorating economic conditions in those years provoked a closer monitoring by investors of loan performance and recourse triggers, thus causing an increase in loan repurchases. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At September 30, 2013, there were 5 outstanding unresolved claims related to the credit recourse portfolio with a principal balance outstanding of $0.9 million, compared with 59 and $8.0 million, respectively, at December 31, 2012. The outstanding unresolved claims at September 30, 2013 and December 31, 2012 pertained to FNMA.

At September 30, 2013, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $44 million, compared with $52 million at December 31, 2012.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and nine months periods ended September 30, 2013 and 2012.

Table 25 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$45,892	$55,783	$51,673	$58,659
Additions for new sales	—	—	—	—
Provision for recourse liability	5,180	5,576	15,965	15,138
Net charge-offs / terminations	(7,243)	(5,068)	(23,809)	(17,506)

Balance as of end of period	$43,829	$56,291	$43,829	$56,291

The provision for credit recourse liability remained stable, increasing slightly for the nine months ended September 30, 2013, when compared with the same period in 2012, as this portfolio continues to show credit quality stabilization.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2013, the Corporation serviced $17.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.7 billion at December 31, 2012. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At September 30, 2013, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $29 million, compared with $19 million at December 31, 2012. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $4.0 million in unpaid principal balance with losses amounting to $0.8 million during the nine months period ended September 30, 2013. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date.

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

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR for the quarters and nine month periods ended September 30, 2013 and 2012.

Table 26 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$20,959	$8,179	$7,587	$8,522
Additions for new sales	—	—	13,747	—
Provision (reversal) for representation and warranties	(1,100)	110	(975)	356
Net charge-offs / terminations	(945)	(327)	(1,445)	(916)

Balance as of end of period	$18,914	$7,962	$18,914	$7,962

In addition, at September 30, 2013, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At September 30, 2013 and December 31, 2012, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $7 million and $8 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

On a quarterly basis, the Corporation reassesses its estimate for expected losses associated with E-LOAN’s customary representation and warranty arrangements. The analysis incorporates expectations on future disbursements based on quarterly repurchases and make-whole events. The analysis also considers factors such as the average length of time between the loan’s funding date and the loan repurchase date, as observed in the historical loan data. The liability is estimated as follows: (1) three year average of disbursement amounts (two year historical and one year projected) are used to calculate an average quarterly amount; (2) the quarterly average is annualized and multiplied by the repurchase distance, which currently averages approximately three years, to determine a liability amount; and (3) the calculated reserve is compared to current claims and disbursements to evaluate adequacy. The Corporation’s success rate in clearing the claims in full or negotiating lesser payouts has been fairly consistent. On average, the Corporation avoided paying on 59% of claimed amounts during the 24-month period ended September 30, 2013 (40% during the 24-month period ended December 31, 2012). On the remaining 41% of claimed amounts, the Corporation either repurchased the balance in full or negotiated settlements. For the accounts where the Corporation settled, it averaged paying 62% of claimed amounts during the 24-month period ended September 30, 2013 (60% during the 24-month period ended December 31, 2012). In total, during the 24-month period ended September 30, 2013, the Corporation paid an average of 27% of claimed amounts (24-month period ended December 31, 2012 - 33%).

E-LOAN’s outstanding unresolved claims related to representation and warranty obligations from mortgage loan sales prior to 2009 are presented in Table 27.

Table 27 – E-LOAN’s Outstanding Unresolved Claims from Loans Sold

(In thousands)
By Counterparty:	September 30, 2013	December 31, 2012
GSEs	$527	$1,270
Whole loan and private-label securitization investors	1,408	533

Total outstanding claims by counterparty	$1,935	$1,803

By Product Type:
1st lien (Prime loans)	$1,935	$1,803

Total outstanding claims by product type	$1,935	$1,803

The outstanding claims balance from private-label investors are comprised by one counterparty at September 30, 2013 and two counterparties at December 31, 2012.

In the case of E-LOAN, the Corporation indemnifies the lender, repurchases the loan, or settles the claim, generally for less than the full amount. Each repurchase case is different and each lender / servicer has different requirements. The large majority of the loans repurchased have been greater than 90 days past due at the time of repurchase and are included in the Corporation’s non-performing loans. Historically, claims have been predominantly for first mortgage agency loans and principally consist of underwriting errors related to undisclosed debt or missing documentation. The following table presents the changes in the Corporation’s liability for estimated losses associated with customary representations and warranties related to loans sold by E-LOAN for the quarters and nine month periods ended September 30, 2013 and 2012.

Table 28 – Changes in Liability for Estimated Losses Related to Loans Sold by E-LOAN

	Quarters ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance as of beginning of period	$8,760	$10,131	$7,740	$10,625
Additions for new sales	—	—	—	—
Provision (reversal) for representation and warranties	(1,710)	(1,841)	314	(1,841)
Net charge-offs / terminations	(1)	(1)	(1,005)	(495)

Balance as of end of period	$7,049	$8,289	$7,049	$8,289

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

The Asset Liability Management Committee (“ALCO”) and the Corporate Finance Group are responsible for planning and executing the Corporation’s market, interest rate risk, funding activities and strategy, and for implementing the policies and procedures approved by the Corporation’s Risk Management Committee. In addition, the Risk Management Group independently monitors and reports adherence with established market and liquidity policies and recommends actions to enhance and strengthen controls surrounding interest, liquidity, and market risks. The ALCO meets mostly on a weekly basis and reviews the Corporation’s current and forecasted asset and liability positions as well as desired pricing strategies and other relevant topics. Also, on a monthly basis the ALCO reviews various interest rate risk metrics, ratios and portfolio information, including but not limited to, the Corporation’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, + 200 and + 400 basis points parallel ramps and + 200 and + 400 basis points parallel shocks. Given the fact that during the quarter ended September 30, 2013, some market interest rates were close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending September 30, 2014. Under a 200 basis points rising rate scenario, projected net interest income increases by $31 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $50 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

At September 30, 2013, the Corporation held trading securities with a fair value of $339 million, representing approximately 0.9% of the Corporation’s total assets, compared with $315 million and 0.9% at December 31, 2012. As shown in Table 29, the trading portfolio consists principally of mortgage-backed securities, which at September 30, 2013 were investment grade securities. As of September 30, 2013, the trading portfolio also included $13.2 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2012 - $33.7 million). Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account loss of $6.6 million for the quarter ended September 30, 2013, compared with a gain of $5.4 million for the same quarter in 2012. Table 29 provides the composition of the trading portfolio at September 30, 2013 and December 31, 2012.

Table 29 – Trading Portfolio

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Weighted Average Yield[1]	Amount	Weighted Average Yield[1]
Mortgage-backed securities	$309,988	4.93%	$262,863	4.64%
Collateralized mortgage obligations	1,941	4.67	3,117	4.57
Commercial paper	—	—	1,778	5.05
Puerto Rico obligations	9,464	5.07	24,801	4.74
Interest-only strips	959	10.08	1,136	11.40
Other (includes related trading derivatives)	16,496	3.60	20,830	4.07

Total	$338,848	4.88%	$314,525	4.64%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $2.1 million, assuming a confidence level of 99%, for the last week in September 2013. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 24 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At September 30, 2013, approximately $ 5.5 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At September 30, 2013, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 32 million of financial assets that were measured at fair value on a nonrecurring basis at September 30, 2013, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 32 million at September 30, 2013, of which $ 18 million were Level 3 assets and $ 14 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and nine months ended September 30, 2013, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2012 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and nine months ended September 30, 2013, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and nine months ended September 30, 2013, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At September 30, 2013, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 5.5 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At September 30, 2013, net unrealized gains on the trading securities approximately $6 million and net unrealized losses on available-for-sale investment securities portfolios approximated $5 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 161 million at September 30, 2013, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 11 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended September 30, 2013, inclusion of credit risk in the fair value of the derivatives resulted in a net loss of $0.6 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.7 million from the assessment of the counterparties’ credit risk and a gain of $0.1 million resulting from the Corporation’s own credit standing adjustment. During the nine months ended September 30, 2013, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.9 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $0.6 million resulting from assessment of the counterparties credit risk and a gain of $0.3 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits, and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 73% of the Corporation’s total assets at September 30, 2013 and 74% at December 31, 2012. The ratio of total ending loans to deposits was 93% at September 30, 2013 and December 31, 2012. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At September 30, 2013, these borrowings consisted primarily of federal funds purchased and assets sold under agreement to repurchase of $1.8 billion, advances with the FHLB of $1.4 billion, junior subordinated deferrable interest debentures of $965 million (net of discount of $411 million) and term notes of $693 thousand. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 15 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

During the third quarter of 2013, the Corporation’s liquidity position remained strong. The Corporation executed several strategies to deploy excess liquidity at its banking subsidiaries and improve the Corporation’s net interest margin. During the third quarter of 2013, the Corporation prepaid $233.2 million in senior notes at Popular North America, which is expected to result in cost savings and improvements in net interest margin. During this quarter, the Corporation increased its level of advances with the FHLB of NY and lowered its levels of repurchase agreements as part of its funding strategies.

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 15 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
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

Note 35 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. For purposes of defining core deposits, the Corporation excludes brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $21.9 billion, or 83% of total deposits at September 30, 2013 and $21.8 billion, or 81% of total deposits at December 31, 2012. Core deposits financed 70% of the Corporation’s earning assets at September 30, 2013 and 68% at December 31, 2012.

Certificates of deposit with denominations of $100,000 and over at September 30, 2013 totaled $3.0 billion, or 11% of total deposits and $3.2 billion, or 12% at December 31, 2012. Their distribution by maturity at September 30, 2013 was as follows:

Table 30 – Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,256,647
3 to 6 months	419,044
6 to 12 months	457,415
Over 12 months	820,729

$2,953,835

At September 30, 2013 and December 31, 2012, approximately 7% and 8%, respectively, of the Corporation’s assets were financed by brokered deposits. The Corporation had $2.5 billion in brokered deposits at September 30, 2013, compared with $2.8 billion at December 31, 2012. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At September 30, 2013 and December 31, 2012, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $2.8 billion based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $1.4 billion at September 30, 2013 and $1.2 billion at December 31, 2012. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At September 30, 2013 the credit facilities authorized with the FHLB were collateralized by $3.8 billion in loans held-in-portfolio and $3.9 billion at December 31, 2012. Refer to Note 15 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At September 30, 2013 and December 31, 2012, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $3.4 billion and $3.1 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At September 30, 2013 and December 31, 2012, this credit facility with the Fed was collateralized by $5.0 billion and $4.7 billion, respectively, in loans held-in-portfolio.

During the quarter ended September 30, 2013, the Corporation’s bank holding companies did not make any capital contributions to BPNA or BPPR.

On July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

At September 30, 2013, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Westernbank FDIC-assisted Transaction and Impact on Liquidity

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 21 to the consolidated financial statements and to Part II, Item 1A - Risk factors herein for a description of an ongoing contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

The principal use of these funds include the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest debentures (related to trust preferred securities) and capitalizing its banking subsidiaries. During the third quarter of 2013, Popular North America prepaid $233.2 million in senior notes, incurring $3.4 million in early cancellation payments. As mentioned above, this is expected to result in cost savings and improvements in the Corporation’s net interest margin.

During the quarter ended September 30, 2013 PIHC received cash proceeds of $197 million from the sale of EVERTEC’s shares in connection with their secondary public offering. Also, during the quarter ended June 30, 2013, in connection with EVERTEC’s IPO and repayment of debt, PIHC received cash proceeds of $270 million. During the nine-month period ended September 30, 2012, PIHC received net capital distributions of $131 million from the Corporation’s equity investment in EVERTEC’s parent company, which included $1.4 million in dividend distributions. During the quarter ended September 30, 2013, PIHC received $2.7 million in dividends from EVERTEC’s parent company.

During the quarter ended March 31, 2012, there was a $50 million capital contribution from PIHC to PNA, as part of an internal reorganization.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $2.8 million for the third quarter of 2013. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Fed prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHC’s have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

Note 35 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the three BHC’s. The loans held-in-portfolio in such financial statements are principally associated with intercompany transactions. The investment securities held-to-maturity at the parent holding company, amounting to $185 million at September 30, 2013, consisted of subordinated notes from BPPR.

The outstanding balance of notes payable at the BHC’s amounted to $1.0 billion at September 30, 2013 and December 31, 2012. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. Increasing or guaranteeing new debt would be subject to the approval of the Fed.

The contractual maturities of the BHC’s notes payable at September 30, 2013 are presented in Table 31.

Table 31 – Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2013	$—
2014	675
2015	—
2016	—
2017	—
Later years	439,800
No stated maturity	936,000

Sub-total	1,376,475
Less: Discount	411,129

Total	$965,346

As indicated previously, the BHC’s did not issue new registered debt in the capital markets during the quarter ended September 30, 2013.

The BHC’s liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHC’s obligations during the foreseeable future.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $18 million in deposits at September 30, 2013 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $17 million at September 30, 2013, with the Corporation providing collateral totaling $23 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $130 million at September 30, 2013. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 32.

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

Total non-performing non-covered assets of $755 million at September 30, 2013 declined by $1.0 billion, or 58%, compared with December 31, 2012. Non-covered non-performing loans held-in-portfolio stand at $618 million, declining by $808 million, or 57%, from December 31, 2012. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, decreased from 6.79% at December 31, 2012 to 2.88% at September 30, 2013, same level since the first quarter of 2008. These reductions mainly reflect the impact of the bulk sale of assets of $509 million and $435 million during the first and second quarter of 2013, respectively, coupled with continued disposition of foreclosed properties.

The composition of non-performing loans continues to be concentrated in real estate, as 88% of non-performing loans were secured by real estate as of September 30, 2013. At September 30, 2013, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $381 million in the BPPR segment and $164 million in the BPNA segment. These figures compare to $1.1 billion in the BPPR segment and $208 million in the BPNA segment at December 31, 2012. In addition to the non-performing loans included in Table 32, at September 30, 2013, there were $112 million of non-covered performing loans, mostly commercial loans that in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $96 million at December 31, 2012.

Table 32 – Non-Performing Assets

(Dollars in thousands)	September 30, 2013	As a % of loans HIP by category[4]	December 31, 2012	As a % of loans HIP by category[4]
Commercial	$316,040	3.2%	$665,289	6.7%
Construction	28,782	9.8	43,350	17.1
Legacy[1]	24,206	10.3	40,741	10.6
Leasing	3,716	0.7	4,865	0.9
Mortgage	203,208	3.1	630,130	10.4
Consumer	41,621	1.1	40,758	1.1

Total non-performing loans held-in-portfolio, excluding covered loans	617,573	2.9%	1,425,133	6.8%

Non-performing loans held-for-sale[2]	2,099		96,320
Other real estate owned (“OREO”), excluding covered OREO	135,502		266,844

Total non-performing assets, excluding covered assets	$755,174		$1,788,297

Covered loans and OREO[3]	188,353		213,469

Total non-performing assets	$943,527		$2,001,766

Accruing loans past due 90 days or more[5][6]	$414,189		$388,712

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.88%		6.79%
Allowance for loan losses to loans held-in-portfolio	2.46		2.96
Allowance for loan losses to non-performing loans, excluding held-for-sale	85.19		43.62

Ratios including covered loans:
Non-performing assets to total assets	2.62%		5.48%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.64		6.06
Allowance for loan losses to loans held-in-portfolio	2.62		2.95
Allowance for loan losses to non-performing loans, excluding held-for-sale	99.53		48.72

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist of $1.7 million in legacy loans and $0.4 million in mortgage loans as of September 30, 2013 (December 31, 2012 - $78 million in construction loans, $16 million in commercial loans, $2 million in legacy loans and $53 thousand in mortgage loans).
[3]	The amount consists of $28 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $160 million in covered OREO as of September 30, 2013 (December 31, 2012 - $74 million and $139 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $3.1 billion in covered loans at September 30, 2013 (December 31, 2012 - $3.8 billion).

[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.8 billion at September 30, 2013 (December 31, 2012 - $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $113 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of September 30, 2013. Furthermore, the Corporation has approximately $25 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Refer to Table 33 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended September 30, 2013 and 2012.

Table 33 – Allowance for Loan Losses and Selected Loan Losses Statistics – Quarterly Activity

	Quarters ended September 30,
	2013	2013	2013	2012	2012	2012
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$528,762	$106,457	$635,219	$648,535	117,495	$766,030
Provision for loan losses	55,230	17,433	72,663	83,589	$22,619	106,208

	583,992	123,890	707,882	732,124	140,114	872,238

Charged-offs:
Commercial	35,203	3,186	38,389	63,381	7,013	70,394
Construction	1,456	7,395	8,851	1,733	7,483	9,216
Leases	1,098	—	1,098	1,292	—	1,292
Legacy[1]	6,216	—	6,216	8,502	—	8,502
Mortgage	13,282	1,632	14,914	16,225	736	16,961
Consumer	34,787	65	34,852	37,949	9	37,958

	92,042	12,278	104,320	129,082	15,241	144,323

Recoveries:
Commercial	14,515	653	15,168	16,751	—	16,751
Construction	6,362	4,502	10,864	2,260	—	2,260
Leases	628	—	628	1,027	—	1,027
Legacy[1]	3,895	—	3,895	4,550	—	4,550
Mortgage	555	53	608	253	—	253
Consumer	8,195	8	8,203	8,450	—	8,450

	34,150	5,216	39,366	33,291	—	33,291

Net loans charged-offs (recovered):
Commercial	20,688	2,533	23,221	46,630	7,013	53,643
Construction	(4,906)	2,893	(2,013)	(527)	7,483	6,956
Leases	470	—	470	265	—	265
Legacy[1]	2,321	—	2,321	3,952	—	3,952
Mortgage	12,727	1,579	14,306	15,972	736	16,708
Consumer	26,592	57	26,649	29,499	9	29,508

	57,892	7,062	64,954	95,791	15,241	111,032

Net write-downs	—	—	—	(34)	—	(34)

Balance at end of period	$526,100	$116,828	$642,928	$636,299	$124,873	$761,172

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	1.08%		1.06%	1.87%		1.82%
Provision for loan losses to net charge-offs	0.95x		1.12x	0.87x		0.96x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Refer to Table 34 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the nine months ended September 30, 2013 and 2012.

Table 34 – Allowance for Loan Losses and Selected Loan Losses Statistics – Year-to-date Activity

	Nine months ended September 30,
	2013	2013	2013	2012	2012	2012
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$621,701	$108,906	$730,607	$690,363	124,945	$815,308
Provision for loan losses	485,438	60,489	545,927	247,846	$78,284	326,130

	1,107,139	169,395	1,276,534	938,209	203,229	1,141,438

Charged-offs:
Commercial	133,454	14,901	148,355	187,519	45,767	233,286
Construction	5,276	33,178	38,454	4,442	22,934	27,376
Leases	4,485	—	4,485	3,418	—	3,418
Legacy[1]	18,500	—	18,500	28,168	—	28,168
Mortgage	51,185	5,949	57,134	54,201	5,024	59,225
Consumer	103,432	4,526	107,958	122,903	4,631	127,534

	316,332	58,554	374,886	400,651	78,356	479,007

Recoveries:
Commercial	39,820	725	40,545	46,810	—	46,810
Construction	12,121	5,138	17,259	4,193	—	4,193
Leases	1,817	—	1,817	2,991	—	2,991
Legacy[1]	15,966	—	15,966	15,199	—	15,199
Mortgage	3,288	64	3,352	2,594	—	2,594
Consumer	24,926	60	24,986	26,988	—	26,988

	97,938	5,987	103,925	98,775	—	98,775

Net loans charged-off (recovered):
Commercial	93,634	14,176	107,810	140,709	45,767	186,476
Construction	(6,845)	28,040	21,195	249	22,934	23,183
Leases	2,668	—	2,668	427	—	427
Legacy[1]	2,534	—	2,534	12,969	—	12,969
Mortgage	47,897	5,885	53,782	51,607	5,024	56,631
Consumer	78,506	4,466	82,972	95,915	4,631	100,546

	218,394	52,567	270,961	301,876	78,356	380,232

Net write-downs[3]	(362,645)	—	(362,645)	(34)	—	(34)

Balance at end of period	$526,100	$116,828	$642,928	$636,299	$124,873	$761,172

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[2]	1.37%		1.47%	1.98%		2.07%
Provision for loan losses to net charge-offs[2]	0.77x		0.84x	0.82x		0.86x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and the net write-downs related to the loans sales.
[3]	For September 30, 2013, net write-downs are related to the loans sales.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and nine months ended September 30, 2013 and 2012.

Table 35 – Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-Covered loans)

	Quarters ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Commercial[1]	0.84%	1.95%	1.27%	1.93%
Construction[1]	(6.72)	(0.84)	(3.28)	0.14
Leases	0.35	0.20	0.66	0.11
Legacy	3.75	3.23	1.23	3.11
Mortgage[1]	0.78	1.11	0.97	1.23
Consumer	2.72	3.06	2.71	3.44

Total annualized net charge-offs to average loans held-in-portfolio	1.08%	1.87%	1.37%	1.98%

[1]	Excluding the net write-down related to the asset sale during the first and second quarters of 2013.

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio decreased 79 basis points, from 1.87% for the quarter ended September 30, 2012 to 1.08% for the same period in 2013, lowest level since the third quarter of 2007. Net charge-offs were $57.9 million, compared with $95.8 million for the same quarter in 2012. The decline of $37.9 million was driven by improvements in the credit performance of the loan portfolios.

While continuing to operate in a challenging economic environment, overall asset quality continued to improve during the third quarter of 2013, as non-performing assets and net charge-offs were at their lowest in over five years. This steady progress is reflective of the Corporation’s efforts to reduce its high risk assets and improve the risk profile of its portfolios.

The discussions in the sections that follow assess credit quality performance for the third quarter of 2013 for each of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $316 million at September 30, 2013, compared with $665 million at December 31, 2012. The decrease of $349 million, or 52%, was principally attributed to reductions related to the non-performing bulk sale in the BPPR segment during the first quarter of 2013. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio decreased from 6.75% at December 31, 2012 to 3.21% at September 30, 2013.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment decreased by $318 million from December 31, 2012, mainly driven by the impact of the bulk sale of non-performing commercial loans with book value of approximately $329 million. Excluding the impact of the sale, commercial non-covered non-performing loans increased by $11 million, mainly related to two significant relationships placed in non-performing status during the second quarter of 2013. Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $31 million from December 31, 2012, reflective of improved credit performance and resolution of non-performing loans.

For the quarter ended September 30, 2013, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $40 million, a decrease of $56 million, or 58%, when compared to inflows for the same period in 2012. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $18 million, a decrease of $15 million, or 45%, compared to inflows for 2012. These reductions were driven by improvements in the underlying quality of the loan portfolio and proactive portfolio management processes.

Tables 36 and 37 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and nine months ended September 30, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 36 – Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$199,720	$123,435	$522,733	$142,556
Plus:
New non-performing loans	40,257	17,898	147,728	48,772
Advances on existing non-performing loans	—	304	—	1,530
Loans transferred from held-for-sale	—	—	790	—
Other	—	—	—	4,310
Less:
Non-performing loans transferred to OREO	(811)	(1,036)	(12,200)	(3,126)
Non-performing loans charged-off	(17,773)	(9,572)	(79,134)	(29,343)
Loans returned to accrual status / loan collections	(16,824)	(19,073)	(46,080)	(50,149)
Loans transferred to held-for-sale	—	(485)	—	(3,079)
Non-performing loans sold[1]	—	—	(329,268)	—

Ending balance NPLs	$204,569	$111,471	$204,569	$111,471

[1]	Includes write-downs of loans sold at BPPR.

Table 37 – Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$591,792	$176,148	$631,171	$198,921
Plus:
New non-performing loans	95,836	32,395	246,245	94,320
Advances on existing non-performing loans	—	525	—	897
Loans transferred from held-for-sale	—	—	—	4,933
Other	1,139	—	1,139	—
Less:
Non-performing loans transferred to OREO	(4,217)	(10,558)	(19,741)	(37,625)
Non-performing loans charged-off	(43,711)	(9,261)	(118,333)	(39,767)
Loans returned to accrual status / loan collections	(28,058)	(25,561)	(127,700)	(57,224)
Loans transferred to held-for-sale	—	(4,252)	—	(5,019)

Ending balance NPLs	$612,781	$159,436	$612,781	$159,436

Table 38 – Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-performing commercial loans	$204,569	$522,733	$111,471	$142,556	$316,040	$665,289
Non-performing commercial loans to commercial loans HIP	3.27%	8.30%	3.10%	4.00%	3.21%	6.75%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commercial loan net charge-offs	$16,145	$37,019	$4,543	$9,611	$20,688	$46,630
Commercial loan net charge-offs (annualized) to average commercial loans HIP	1.03%	2.41%	0.51%	1.12%	0.84%	1.95%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commercial loan net charge-offs[1]	$70,423	$103,101	23,211	$37,608	$93,634	$140,709
Commercial loan net charge-offs (annualized) to average commercial loans HIP[1]	1.51%	2.19%	0.86%	1.46%	1.27%	1.93%

[1]	Excludes write-downs of loans sold at BPPR.

There was one commercial loan relationship greater than $10 million in non-accrual status with an outstanding aggregate balance of $14 million at September 30, 2013, compared with two commercial loan relationships with an outstanding aggregate balance of $24 million at December 31, 2012.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, decreased by $25.9 million for the quarter ended September 30, 2013 when compared to the same period in 2012. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased from 1.95% for the quarter ended September 30, 2012 to 0.84% for the same period in 2013.

Net charge-offs at the BPPR segment were $16.1 million, or 1.03% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $20.9 million from the third quarter of 2012. Net charge-offs at the BPNA segment were $4.5 million, or 0.51% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $5.1 million from the third quarter of 2012. For the quarter ended September 30, 2013, the charge-offs associated with commercial loans individually evaluated for impairment amounted to approximately $8.9 million in the BPPR segment and $1.3 million in the BPNA segment. Management identified commercial loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses of the commercial loans held-in-portfolio, excluding covered loans, amounted to $157 million, or 1.60% of that portfolio at September 30, 2013, compared with $298 million, or 3.02%, at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the commercial loan category increased to 49.78% at September 30, 2013, from 44.74% at December 31, 2012, mostly driven by the combined effect of the reductions to the allowance for loan losses and non-performing loans during the period.

The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $103 million, or 1.65% of non-covered commercial loans held-in-portfolio at September 30, 2013, compared with $218 million, or 3.46%, at December 31, 2012. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $54 million, or 1.50% of commercial loans held-in-portfolio at September 30, 2013, compared with $80 million or 2.25% at December 31, 2012. The decrease in the allowance for loan losses for the commercial loans held-in-portfolio derives mainly from improvements in credit quality and the effect of the enhancements to the allowance for loan losses methodology.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.4 billion at September 30, 2013, of which $2.4 billion was secured with owner occupied properties, compared with $6.5 billion and $2.8 billion, respectively, at December 31, 2012. CRE non-performing loans, excluding covered loans, amounted to $260 million at September 30, 2013, compared with $528 million at December 31, 2012. The CRE non-performing loan ratios for the BPPR and BPNA segments were 4.33% and 3.78%, respectively, at September 30, 2013, compared with 11.13% and 4.73%, respectively, at December 31, 2012.

Commercial and industrial loans held-in-portfolio modified in a TDR often involve temporary interest-only payments, term extensions, and converting evergreen revolving lines of credit to long-term loans. Commercial real estate loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payment plan. In addition, in order to expedite the resolution of delinquent commercial loans, the Corporation may enter into a liquidation agreement with borrowers. Although in general, these liquidation agreements do not contemplate the forgiveness of principal or interest, loans under this program are considered TDRs since it could be construed that the Corporation has granted concession by temporarily accepting a payment schedule different from the contractual payment schedule. At September 30, 2013, commercial loans TDRs, excluding covered loans, for the BPPR and BPNA segments amounted to $171 million and $18 million, respectively, of which $59 million and $18 million were in non-performing status. This compares with $297 million and $16 million, respectively, of which $192 million and $16 million were in non-performing status at December 31, 2012. The outstanding commitments for these commercial loan TDRs amounted to $5 million in the BPPR segment and no commitments outstanding in the BPNA segment at September 30, 2013. Commercial loans that have been modified as part of loss mitigation efforts were individually evaluated for impairment, resulting in a specific reserve of $22 million for the BPPR segment and none for the BPNA segment at September 30, 2013, compared with $17 million and $12 thousand, respectively, at December 31, 2012.

Construction loans

Non-covered non-performing construction loans held-in-portfolio were $29 million at September 30, 2013, compared to $43 million at December 31, 2012. The decrease of $14 million, or approximately 33%, was mainly due to the resolution of a significant borrower in the BPPR segment. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio. The ratio of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, decreased from 17.14% at December 31, 2012 to 9.82% at September 30, 2013.

Tables 39 and 40 present changes in non-performing construction loans held-in-portfolio for the quarters and nine months ended September 30, 2013 and 2012 for the BPPR (excluding covered loans) and the BPNA segments.

Table 39 – Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$39,044	$5,834	$37,390	$5,960
Plus:
New non-performing loans	2,000	—	2,000	—
Loans transferred from held-for-sale	—	—	14,152	—
Less:
Non-performing loans transferred to OREO	(775)	—	(775)	—
Non-performing loans charged-off	(1,442)	—	(4,699)	—
Loans returned to accrual status / loan collections	(15,808)	(71)	(21,565)	(197)
Other	—	—	(3,484)	—

Ending balance NPLs	$23,019	$5,763	$23,019	$5,763

[1]	Includes write-downs of loans sold at BPPR.

Table 40 – Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$55,534	$12,004	$53,859	$42,427
Plus:
New non-performing loans	3,917	—	11,122	—
Advances on existing non-performing loans	—	136	145	465
Less:
Non-performing loans transferred to OREO	(280)	—	(280)	—
Non-performing loans charged-off	(1,366)	—	(2,737)	(1,380)
Loans returned to accrual status / loan collections	(18,873)	—	(23,177)	(19,040)
Loans transferred to held-for-sale	—	—	—	(10,332)
Other	(1,139)	—	(1,139)	—

Ending balance NPLs	$37,793	$12,140	$37,793	$12,140

For the quarter ended September 30, 2013, inflows of construction non-performing loans held-in-portfolio at the BPPR segment amounted to $2 million, decreasing by $2 million, or 49%, when compared to inflows for the same period in 2012. There were no additions of new construction non-performing loans held-in-portfolio at the BPNA segments, decreasing by $136 thousand when compared to September 30, 2012. This declining trend is the result of the Corporation’s efforts to significantly reduce its construction loan exposure.

There were no construction loan relationships greater than $10 million in non-accrual status at September 30, 2013, compared to one construction loan relationship with an aggregate outstanding balance of approximately $11 million at December 31, 2012.

Construction loan net charge-offs, excluding covered loans, for the quarter ended September 30, 2013, decreased by $4.4 million when compared with the quarter ended September 30, 2012, mainly related to net recoveries of $4.9 million in the BPPR segment. For the quarter ended September 30, 2013, there were no charge-offs associated with construction loans individually evaluated for impairment in the BPPR and BPNA segments. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

The allowance for loan losses of the construction loans held-in-portfolio, excluding covered loans, amounted to $10 million, or 3.28% of that portfolio at September 30, 2013, compared with $7 million, or 2.94%, at December 31, 2012. The ratio of the allowance to non-performing loans held-in-portfolio in the construction loans category was 33.42% at September 30, 2013, compared with 17.14% at December 31, 2012.

Table 41 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 41 – Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-performing construction loans	$23,019	$37,390	$5,763	$5,960	$28,782	$43,350
Non-performing construction loans to construction loans HIP	9.14%	17.61%	13.94%	14.68%	9.82%	17.14%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Construction loan net charge-offs (recoveries)	$(4,906)	$(527)	$—	$—	$(4,906)	$(527)
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(7.52)%	(1.05)%	—%	—%	(6.72)%	(0.84)%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Construction loan net charge-offs (recoveries)[1]	$(6,845)	$87	$—	$162	$(6,845)	$249
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP[1]	(3.74)%	0.06%	—%	0.39%	(3.27)%	0.14%

[1]	Excludes write-downs of loans sold at BPPR.

The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $9 million, or 3.69% of non-covered construction loans held-in-portfolio at September 30, 2013, compared with $6 million, or 2.76%, at December 31, 2012. The increase was in part associated with a loan individually evaluated for impairment. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $314 thousand, or 0.76% of construction loans held-in-portfolio at September 30, 2013, compared with $2 million, or 3.86%, at December 31, 2012.

Construction loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reductions in the payments plan. Construction loans modified in a TDR may also involve extending the interest-only payment period. At September 30, 2013, there were $6 million of construction loan TDRs for the BPPR and BPNA segments, which were in non-performing status, compared with $7 million and $6 million, respectively, which were in non-performing status at December 31, 2012. There were no outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings in both the BPPR segment and the BPNA segments at September 30, 2013. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserves of $588 thousand for the BPPR segment and none for the BPNA segment at September 30, 2013. At December 31, 2012, there were no specific reserves for the BPPR and BPNA segments.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio were $24 million at September 30, 2013, compared with $41 million at December 31, 2012. The decrease of $17 million, or approximately 41%, was primarily driven by lower inflows to non-performing loans and loan resolutions. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased from 10.60% at December 31, 2012 to 10.27% at September 30, 2013.

For the quarter ended September 30, 2013, additions to legacy loans in non-performing status amounted to $3 million, a decrease of $6 million, or 64%, compared with the same quarter in 2012. The decrease in the inflows of non-performing legacy loans reflects improvements in the overall loan credit performance and greater economic stability.

Tables 42 and 43 present the changes in non-performing legacy loans held in-portfolio for the quarters and nine months ended September 30, 2013 and 2012.

Table 42 – Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2013	For the nine months ended September 30, 2013
(In thousands)	BPNA	BPNA
Beginning balance	$28,434	$40,741
Plus:
New non-performing loans	3,168	14,196
Advances on existing non-performing loans	97	105
Loans transferred from held-for-sale	—	400
Less:
Non-performing loans charged-off	(5,013)	(15,686)
Loans returned to accrual status / loan collections	(2,480)	(11,241)
Other	—	(4,309)

Ending balance NPLs	$24,206	$24,206

Table 43 – Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended September 30, 2012	For the nine months ended September 30, 2012
(Dollars in thousands)	BPNA	BPNA
Beginning balance	$54,730	$75,660
Plus:
New non-performing loans	9,011	34,739
Advances on existing non-performing loans	—	17
Less:
Non-performing loans transferred to OREO	—	(3,435)
Non-performing loans charged-off	(7,900)	(24,660)
Loans returned to accrual status / loan collections	(4,405)	(15,643)
Loans transferred to held-for-sale	(2,701)	(17,943)

Ending balance NPLs	$48,735	$48,735

There were no legacy loan relationships greater than $10 million in non-accrual status at September 30, 2013 and at December 31, 2012.

For the quarter ended September 30, 2013, legacy net charge-offs decreased by $1.6 million when compared with the quarter ended September 30, 2012. Net charge-off stability reflects lower level of problem loan and the continued run-off of the portfolio. For the quarter ended September 30, 2013, the charge-offs associated with collateral dependent legacy loans amounted to approximately $390 thousand.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $17 million, or 7.09% of that portfolio at September 30, 2013, compared with $33 million, or 8.62%, at December 31, 2012. The decrease in the allowance for loan losses stems from sustained improvements in credit quality and economic trends, and the effect of the enhancements to the allowance for loan losses methodology. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 68.97% at September 30, 2013, compared with 81.25% at December 31, 2012.

Legacy loans held-in-portfolio modified in a TDR often involve reducing the interest rate for a limited period of time or the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, reductions in the payment plan or other actions intended to maximize collection. At September 30, 2013, the Corporation’s legacy loans held-in-portfolio included a total of $4 million of loan modifications, compared to $6 million at December 31, 2012. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at September 30, 2013. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at September 30, 2013 and December 31, 2012.

Table 44 provides information on legacy non-performing loans and net charge-offs.

Table 44 – Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	September 30, 2013	December 31, 2012
Non-performing legacy loans	$24,206	$40,741
Non-performing legacy loans to legacy loans HIP	10.27%	10.60%

	BPNA
	For the quarters ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Legacy loan net charge-offs	$2,321	$3,952
Legacy loan net charge-offs (annualized) to average legacy loans HIP	3.74%	3.23%

	BPNA
	For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012
Legacy loan net charge-offs	$2,534	12,969
Legacy loan net charge-offs (annualized) to average legacy loans HIP	1.23%	3.11%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $203 million at September 30, 2013, compared to $630 million at December 31, 2012. The decrease of $427 million was driven by reductions of $418 million and $9 million in the BPPR and BPNA segments, respectively. The decrease in the BPPR segment was principally due to the impact of the bulk loan sale with a book value of approximately $435 million. Excluding the impact of the sale, mortgage non-covered non-performing loans increased by $17 million. Although mortgage non-performing loan inflows continued decreasing, low NPL balances resulting from the bulk sale completed during the second quarter of 2013 have led to reduced level of outflows.

Tables 45 and 46 present changes in non-performing mortgage loans held-in-portfolio for the quarters and nine months ended September 30, 2013 and 2012.

Table 45 – Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2013		For the nine months ended September 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$144,717	$27,105	$596,106	$34,024
Plus:
New non-performing loans	93,867	5,265	302,365	16,660
Less:
Non-performing loans transferred to OREO	(3,161)	(1,236)	(41,071)	(3,089)
Non-performing loans charged-off	(5,539)	(1,791)	(26,512)	(7,537)
Loans returned to accrual status / loan collections	(52,049)	(3,970)	(203,478)	(14,685)
Loans transferred to held-for-sale	—	—	(14,968)	—
Non-performing loans sold[1]	—	—	(434,607)	—

Ending balance NPLs	$177,835	$25,373	$177,835	$25,373

[1]	Includes write-downs of loans sold at BPPR.

Table 46 – Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended September 30, 2012		For the nine months ended September 30, 2012
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$600,082	$32,817	$649,279	$37,223
Plus:
New non-performing loans	157,114	9,457	509,107	22,189
Less:
Non-performing loans transferred to OREO	(19,522)	(1,858)	(60,518)	(6,029)
Non-performing loans charged-off	(12,811)	(2,541)	(53,813)	(8,165)
Loans returned to accrual status / loan collections	(126,340)	(4,346)	(445,532)	(11,689)

Ending balance NPLs	$598,523	$33,529	$598,523	$33,529

Table 47 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding covered loans portfolio, and the BPNA segments.

Table 47 – Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-performing mortgage loans	$177,835	$596,106	$25,373	$34,024	$203,208	$630,130
Non-performing mortgage loans to mortgage loans HIP	3.33%	12.05%	2.00%	3.01%	3.07%	10.37%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Mortgage loan net charge-offs	$11,393	$12,431	$1,334	$3,541	$12,727	$15,972
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.87%	1.06%	0.41%	1.33%	0.78%	1.11%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Mortgage loan net charge-offs[1]	$40,755	$39,467	7,142	$12,140	$47,897	$51,607
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP[1]	1.02%	1.14%	0.79%	1.69%	0.97%	1.23%

[1]	Excludes write-downs of loans sold at BPPR.

For the quarter ended September 30, 2013, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $94 million, a decrease of $63 million, or 40%, when compared to inflows for the same period in 2012. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $5 million, a decrease of $4 million, or 44%, compared to inflows for 2012. Inflows are at the lowest level in over four years.

Mortgage loan net charge-offs, excluding covered loans, decreased by $3.2 million, for the quarter ended September 30, 2013, compared with the same period in 2012. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 1.11% for the quarter ended September 30, 2012 to 0.78% for the same period in 2013.

Net charge-offs at the BPPR segment, were $11.4 million or 0.87% of average non-covered loans held-in-portfolio on an annualized basis, decreasing by $1.0 million from the third quarter of 2012. For the quarter ended September 30, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $2.8 million in the BPPR segment.

Mortgage loans net charge-offs at the BPNA segment amounted to $1.3 million for the quarter ended September 30, 2013, a decrease of $2.2 million when compared to the same period in 2012. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased from 1.33% for the quarter ended September 30, 2012 to 0.41% for the same period in 2013. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $1.4 million, or 1.28% of average non-conventional mortgage loans held-in-portfolio for the quarter ended September 30, 2013, compared with $2.5 million, or 2.11% of average loans for the same period last year. For the quarter ended September 30, 2013, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $0.2 million in the BPNA segment.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $162 million, or 2.45% of that portfolio at September 30, 2013, compared with $149 million, or 2.46%, at December 31, 2012. The allowance for loan losses corresponding to the mortgage loan portfolio for the BPPR segment totaled $132 million, or 2.47% of mortgage loans held-in-portfolio, excluding covered loans, at September 30, 2013, compared with $119 million, or 2.41%, respectively, at December 31, 2012. The increase in the allowance was principally driven by the enhancements to the allowance for loan losses methodology as a result of the recalibration of the environmental factors adjustment, offset by a reserve release of $30 million related to the mortgage NPL sale. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $30 million, or 2.35% of mortgage loans held-in-portfolio at September 30, 2013, compared with $30 million, or 2.69%, at December 31, 2012. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $26 million, or 6.02% of that particular loan portfolio, compared with $25 million, or 5.60%, respectively, at December 31, 2012. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

Residential mortgage loans modified in a TDR are primarily comprised of loans where monthly payments are lowered to accommodate the borrowers’ financial needs for a period of time, normally five years. After the lowered monthly payment period ends, the borrower reverts back to paying principal and interest per the original terms with the maturity date adjusted accordingly. At September 30, 2013, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $530 million (including $217 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $65 million and $9 million, were in non-performing status. This compares to $624 million (including $148 million guaranteed by U.S. sponsored entities) and $54 million, respectively, of which $263 million and $10 million, were in non-performing status at December 31, 2012. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $36 million and $18 million for the BPPR and BPNA segments, respectively, at September 30, 2013, compared to $59 million and $16 million, respectively, at December 31, 2012.

Consumer loans

Consumer non-covered non-performing loans held-in-portfolio remained stable from December 31, 2013 to September 30, 2013, increasing slightly by $863 thousand. Additions to consumer non-performing loans amounted to $22 million in the BPPR segment for the quarter ended September 30, 2013, compared with additions of $27 million in the third quarter of 2012.The additions to consumer non-performing loans in the BPNA segment amounted to $6 million for the quarter ended September 30, 2013, compared with additions of $10 million in the third quarter of 2012.

Consumer loan net charge-offs, excluding covered loans, decreased by $2.9 million for the quarter ended September 30, 2013 when compared with the same period in 2012, mainly driven by reductions of $2.6 million in the BPNA segment, led by improved credit quality of the portfolios. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio decreased from 3.06% for the quarter ended September 30, 2012 to 2.72% for the quarter ended September 30, 2013.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $170 million, or 4.36% of that portfolio at September 30, 2013, compared to $131 million, or 3.39%, at December 31, 2012. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $144 million, or 4.40% of that portfolio at September 30, 2013, compared with $100 million, or 3.09%, at December 31, 2012. The increase in the allowance for loan losses at the BPPR segment was principally due to an increase of $31 million and $14 million in the general and specific reserves, respectively, mainly arising from the enhancement to the allowance for loan losses methodology during the second quarter of 2013 and refinements of certain assumptions in the expected future cash flow analysis of the consumer troubled debt restructures. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $26 million, or 4.14% of consumer loans at September 30, 2013, compared with $31 million, or 4.94%, at December 31, 2012.

At September 30, 2013, the consumer loan TDRs for the BPPR and BPNA segments amounted to $127 million and $2 million, respectively, of which $10 million and $599 thousand, respectively, were in non-performing status, compared with $132 million and $3 million, respectively, of which $8 million and $643 thousand, respectively, were in non-performing status at December 31, 2012. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $31 million and $324 thousand for the BPPR and BPNA segments, respectively, at September 30, 2013, compared with $18 million and $107 thousand, respectively, at December 31, 2012.

Table 48 provides information on consumer non-performing loans and net charge-offs by segments.

Table 48 – Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Non-performing consumer loans	$32,114	$30,888	$9,507	$9,870	$41,621	$40,758
Non-performing consumer loans to consumer loans HIP	0.98%	0.96%	1.52%	1.56%	1.07%	1.05%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Consumer loan net charge-offs	$21,576	$21,853	$5,016	$7,646	$26,592	$29,499
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.64%	2.74%	3.15%	4.64%	2.72%	3.06%

	BPPR		BPNA		Popular, Inc.
	For the nine months ended		For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Consumer loan net charge-offs	$61,505	$69,040	$17,001	$26,875	$78,506	$95,915
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.53%	3.03%	3.62%	5.29%	2.70%	3.44%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $2.5 million or 3.54% of those particular average loan portfolios for the quarter ended September 30, 2013, compared with $4.6 million, or 5.56%, for the quarter ended September 30, 2012. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending is secured by a first or second mortgage on the borrower’s residence, allow customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at September 30, 2013 totaled $270 million with a related allowance for loan losses of $12 million, representing 4.33% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at December 31, 2012 totaled $312 million with a related allowance for loan losses of $17 million, representing 5.47% of that particular portfolio. At September 30, 2013, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $289 thousand, respectively, representing 0.01% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At September 30, 2013, 47% are paying the minimum amount due on the home equity lines of credit. At September 30, 2013, all closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the covered and non-covered loans classified as TDRs according to their accruing status at September 30, 2013 and December 31, 2012.

Table 49 – TDRs Non-Covered Loans

	September 30, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$111,645	$77,558	$189,203
Construction	449	11,542	11,991
Legacy	—	3,949	3,949
Mortgage	508,337	74,680	583,017
Leases	968	2,191	3,159
Consumer	119,204	10,333	129,537

Total	$740,603	$180,253	$920,856

Table 50 – TDRs Non-Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$105,648	$208,119	$313,767
Construction	2,969	10,310	13,279
Legacy	—	5,978	5,978
Mortgage	405,063	273,042	678,105
Leases	1,726	3,155	4,881
Consumer	125,955	8,981	134,936

Total	$641,361	$509,585	$1,150,946

Table 51 – TDRs Covered Loans

	September 30, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,412	$9,142	$16,554
Construction	—	5,241	5,241
Mortgage	147	189	336
Consumer	254	64	318

Total	$7,813	$14,636	$22,449

Table 52 – TDRs Covered Loans

	December 31, 2012
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$46,142	$4,071	$50,213
Construction	—	7,435	7,435
Mortgage	149	220	369
Consumer	517	106	623

Total	$46,808	$11,832	$58,640

The Corporation’s TDR loans totaled $921 million at September 30, 2013, a decrease of $230 million, or 20%, from December 31, 2012, mainly due to reductions of $125 million, or 40%, and $95 million or 14%, in the commercial and mortgage portfolios, respectively, primarily related to the bulk loan sales at the BPPR segment during the first half of the year. TDRs in accruing status increased by $99 million from December 31, 2012, due to sustained borrower performance.

Refer to Note 7 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC decreased by $131 million from December 31, 2012 to September 30, 2013, mainly driven by decreases of $114 million and $17 million in the BPPR and BPNA segments, respectively.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $160 million at September 30, 2013, compared with $139 million at December 31, 2012. The increase was principally from repossessed commercial real estate properties. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the nine months period ended September 30, 2013, the Corporation transferred $192 million of loans to other real estate, sold $266 million of foreclosed properties and recorded write-downs and other adjustments of approximately $36 million.

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

In the case of the BPPR segment, during the third quarter of 2013, appraisals of residential properties were subject to downward adjustments of up to approximately 15%, including cost to sell of 5%. In the case of the BPNA segment residential properties, the downward adjustment approximated up to 30%, including cost to sell of 10%.

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

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC Subtopic 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for loans individually evaluated for impairment. As explained in the Critical Accounting Policies / Estimates section of this MD&A, during the second quarter of 2013, the Corporation enhanced the estimation process for evaluating the adequacy of its allowance for loan losses for the Corporation’s commercial and construction loan portfolios by (i) incorporating risk ratings to the commercial, construction and legacy loan segmentation, and (ii) updating and enhancing the framework utilized to quantify and establish environmental factors adjustments.

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses at September 30, 2013 and December 31, 2012 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 53 – Composition of ALLL

September 30, 2013
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$20,836	$588	$—	$1,197	$53,782	$31,662	$108,065
Impaired loans[1]	$338,829	$27,492	$11,597	$3,159	$443,186	$129,859	$954,122

Specific ALLL to impaired loans[1]	6.15%	2.14%	—%	37.89%	12.14%	24.38%	11.33%

General ALLL	$136,476	$9,032	$16,696	$9,494	$107,941	$138,396	$418,035
Loans held-in-portfolio, excluding impaired loans[1]	$9,506,648	$265,728	$224,048	$536,131	$6,169,947	$3,770,559	$20,473,061
General ALLL to loans held-in-portfolio, excluding impaired loans[1]	1.44%	3.40%	7.45%	1.77%	1.75%	3.67%	2.04%

Total ALLL	$157,312	$9,620	$16,696	$10,691	$161,723	$170,058	$526,100
Total non-covered loans held-in-portfolio[1]	$9,845,477	$293,220	$235,645	$539,290	$6,613,133	$3,900,418	$21,427,183
ALLL to loans held-in-portfolio[1]	1.60%	3.28%	7.09%	1.98%	2.45%	4.36%	2.46%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At September 30, 2013, the general allowance on the covered loans amounted to $113 million while the specific reserve amounted to $4 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 54 – Composition of ALLL

December 31, 2012
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$17,348	$120	$—	$1,066	$74,667	$17,886	$111,087
Impaired loans[1]	$527,664	$41,809	$18,744	$4,881	$611,230	$133,377	$1,337,705
Specific ALLL to impaired loans[1]	3.29%	0.29%	—%	21.84%	12.22%	13.41%	8.30%

General ALLL	$280,334	$7,309	$33,102	$1,828	$74,708	$113,333	$510,614
Loans held-in-portfolio, excluding impaired loans[1]	$9,330,538	$211,048	$365,473	$535,642	$5,467,277	$3,735,509	$19,645,487
General ALLL to loans held-in-portfolio, excluding impaired loans[1]	3.00%	3.46%	9.06%	0.34%	1.37%	3.03%	2.60%

Total ALLL	$297,682	$7,429	$33,102	$2,894	$149,375	$131,219	$621,701
Total non-covered loans held-in-portfolio[1]	$9,858,202	$252,857	$384,217	$540,523	$6,078,507	$3,868,886	$20,983,192
ALLL to loans held-in-portfolio[1]	3.02%	2.94%	8.62%	0.54%	2.46%	3.39%	2.96%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2012, the general allowance on the covered loans amounted to $100 million while the specific reserve amounted to $9 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At September 30, 2013, the allowance for loan losses, excluding covered loans, decreased by approximately $96 million from December 31, 2012. The ratio of the allowance for loan losses to loans held-in-portfolio, excluding covered loans, stood at 2.46% as of September 30, 2013, compared with 2.96% as of December 31, 2012. The general and specific reserves related to non-covered loans totaled $418 million and $108 million, respectively, at quarter-end, compared with $511 million and $111 million, respectively, as of December 31, 2012. The reduction in the allowance for loan losses was primarily due to the combined effect of the release related to the non-performing loans bulk sales, continued improvements in credit quality, offset by the enhancements to the allowance for loan losses methodology.

At September 30, 2013, the allowance for loan losses for non-covered loans at the BPPR segment totaled $399 million, or 2.55% of non-covered loans held-in-portfolio, compared with $445 million, or 2.92% of non-covered loans held-in-portfolio at December 31, 2012. Excluding the reserve release of $30.3 million related to the bulk sale, the decrease in the allowance mainly reflects the net effect of positive credit quality trends, offset by a $22.6 million increase arising from the enhancements to the allowance for loan losses methodology.

For the period ended September 30, 2013, 12% of the ALLL for our BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios. For the period ended December 31, 2012, 32% of the ALLL for our BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, construction, credit cards, and personal loan portfolios.

The allowance for loan losses at the BPNA segment totaled $127 million, or 2.20% of loans held-in-portfolio, compared with $176 million, or 3.07% of loans held-in-portfolio at December 31, 2012. The decline in the allowance for loan losses reflects the sustained improvement in the overall quality of the loan portfolios, and the favorable effect from the enhancements in the allowance for loan losses methodology during the second quarter of 2013.

For the period ended September 30, 2013, 23% of the ALLL for our BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial, and legacy loan portfolios. For the period ended December 31, 2012, 8% of the ALLL for our BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the construction and legacy loan portfolios.

The following table presents the Corporation’s recorded investment in loans, excluding covered loans, that were considered impaired and the related valuation allowance at September 30, 2013 and December 31, 2012.

Table 55 – Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	September 30, 2013		December 31, 2012
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$666.1	$108.1	$897.6	$111.1
No valuation allowance required	288.0	—	440.1	—

Total impaired loans	$954.1	$108.1	$1,337.7	$111.1

With respect to the $288 million portfolio of impaired loans for which no allowance for loan losses was required at September 30, 2013, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans, excluding covered loans, during the quarters ended September 30, 2013 and September 30, 2012 were $958 million and $1.4 billion, respectively. The Corporation recognized interest income on impaired loans of $7.4 million and $10.1 million, respectively, for the quarters ended September 30, 2013 and 2012.

The following tables set forth the activity in the specific reserves for impaired loans, excluding covered loans, for the quarters ended September 30, 2013 and 2012.

Table 56 – Activity in Specific ALLL for the Quarter Ended September 30, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$18,719	$1,401	$53,278	$—	$31,254	$1,399	$106,051
Provision for impaired loans	12,235	(813)	3,447	390	2,665	(202)	17,722
Less: Net charge-offs	(10,118)	—	(2,943)	(390)	(2,257)	—	(15,708)

Specific allowance for loan losses at September 30, 2013	$20,836	$588	$53,782	$—	$31,662	$1,197	$108,065

Table 57 – Activity in Specific ALLL for the Quarter Ended September 30, 2012

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$6,830	$434	$59,723	$99	$19,656	$766	$87,508
Provision for impaired loans	33,386	2,409	4,259	370	1,537	212	42,173
Less: Net charge-offs	(17,977)	(2,652)	(1,159)	(469)	—	—	(22,257)

Specific allowance for loan losses at September 30, 2012	$22,239	$191	$62,823	$—	$21,193	$978	$107,424

For the quarter ended September 30, 2013, total charge-offs for individually evaluated impaired loans amounted to approximately $15.7 million, of which $13.9 million pertained to the BPPR segment and $1.8 million to the BPNA segment. Most of these charge-offs were related to the commercial loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 5% to 40% (including costs to sell). At September 30, 2013, the weighted average discount rate for the BPPR segment was 20%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 50% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At September 30, 2013, the weighted average discount rate for the BPNA segment was 29%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR segment, BPOs of the subject collateral properties are currently subject to downward adjustment of up to approximately 26%, including cost to sell of 5%. In the case of the BPNA mortgage loan portfolio, a 30% haircut is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at September 30, 2013.

Table 58 – Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

	Total Impaired Loans - Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old[1]
Commercial	206	$286,280	20%
Construction	11	24,525	31
Legacy	8	11,597	—

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended September 30, 2013 is presented in Table 59.

Table 59 – Impaired Construction Loans Relied Upon “As is” or “As Developed”

	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio[1]	13	$22,536	69%	3	$10,008	31%	91%

[1]	Includes $5 million of construction loans from the BPNA legacy portfolio.

At September 30, 2013, the Corporation accounted for $10 million impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $117 million at September 30, 2013. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $109 million at September 30, 2013, compared with $95 million at December 31, 2012; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $8 million, compared with $14 million at December 31, 2012.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 33 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has been going through a challenging economic cycle. Puerto Rico’s fiscal and economic situation is expected to continue to be difficult.

The gross product of Puerto Rico increased 0.1% in fiscal 2012, the first positive growth in five years, according to the Puerto Rico Planning Board. However, the Planning Board forecasts a slight deceleration of growth for fiscal 2013. The agency’s Economic Analysis Division forecasts a decrease in the gross product of 0.03% for fiscal 2013, which ended in June 2013, and a decrease of 0.08% for fiscal 2014.

Puerto Rico continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. An unexpected rise in the price of oil could have a negative impact on the overall economy, as it is dependent on oil for most of its electricity and transportation. Also, loan demand in the Puerto Rico market continues to be sluggish. Lower loan demand could impact our level of earning assets and profitability. A slowdown in the economy could increase the level of non-performing assets and could adversely affect profitability. Recent increases in the yields of Commonwealth bonds in the U.S. municipal market - caused by a number of factors, including expectations that interest rates will rise further, weakness in the U.S. municipal bond market after the bankruptcy filing in July 2013 of the city of Detroit, Michigan, volatility in economic indicators of Puerto Rico and leveraged investments that have caused forced sales of Commonwealth bonds - may hamper the government’s ability to finance itself through bond issues.

To counter chronic budget deficits, the government recently reformed the principal retirement system of public employees, privatized the international airport, enacted measures to create self-sufficiency at public corporations and raised corporate taxes. The primary sources of increased revenues include an expansion of the sales and use tax, the introduction of a new gross receipts tax and a tax on insurance underwriting premiums.

The government estimates that the revenue-generating measures will reduce the budget deficit from $2.375 billion in fiscal 2012 and a preliminary $1.290 billion in fiscal 2013 to $820 million in fiscal 2014.

For the first quarter of fiscal 2014, General Fund net revenues increased $88 million to $1.699 billion, when compared with the same quarter in fiscal 2013, according to the Puerto Rico Treasury Department, which stated that the revenues exceeded budget estimates by $10.4 million.

While these revenue-generating measures should help the government address its fiscal deficit, they could have a negative impact in the business sector and on economic growth. Employment continues to be a challenge, with the economy losing 22,000 total jobs in 2013 as of August 2013, when compared with the same month a year ago, according to the U.S. Labor Bureau. The August 2013 unemployment rate stood at 13.9% as compared to 14.0% in August 2012.

The current administration has prioritized in its economic plan the defense of anchor industries, such as life sciences and knowledge services, and a renewed policy focus on tourism, small-and medium-sized enterprises and agriculture. At an investor conference call held in October 15, 2013, administration officials announced recent business expansions in Puerto Rico by global manufacturers Johnson & Johnson, Bristol Myers Squibb, CooperVision, Covidien and Saint Jude Medical.

The Commonwealth’s general obligation debt is currently rated “Baa3” with a negative outlook by Moody’s Investors Service (“Moody’s”), “BBB-” with a negative outlook by Standard & Poor’s Ratings Services (“S&P”), and “BBB-” with a negative outlook by Fitch, Inc. (“Fitch”).

Citing current declining economic and population trends, Standard & Poor’s revised on September 30, 2013 its outlook on Puerto Rico Sales Tax Financing Corp.’s (COFINA) first- and second-liens bonds to negative from stable, while affirming its ‘AA-‘rating on COFINA’s senior (first-lien) sales tax-revenue bonds and its ‘A+’ rating on the first subordinate (second-lien) sales tax-revenue bonds outstanding.

At September 30, 2013, the Corporation had $0.9 billion of credit facilities granted to or guaranteed by the Puerto Rico Government, its municipalities and public corporations, of which $25 million were uncommitted lines of credit. Of the total credit facilities granted, $681 million were outstanding at September 30, 2013, of which none were uncommitted lines of credit. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The Corporation also has loans to various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the real and personal property taxes collected within such municipalities. These loans have seniority to the payment of operating cost and expenses of the municipality.

Furthermore, at September 30, 2013, the Corporation had outstanding $204 million in obligations of Puerto Rico government as part of its investment securities portfolio. This portfolio is comprised of bonds with specific sources of income or revenues identified for repayments. This includes $64 million of securities issued by three Municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. At September 30, 2013, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. We continue to closely monitor the political and economic situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Additionally, the Corporation holds consumer mortgage loans with an outstanding balance of $272 million at September 30, 2013 that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2012 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $905 million of residential mortgages and $159 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at September 30, 2013. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

FASB Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

The FASB issued ASU 2013-11 in July 2013 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures.

ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”)

The FASB issued ASU 2013-10 in July 2013 which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815.

The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

The adoption of this guidance has not had a material effect on its consolidated statements of financial condition or results of operations.

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

ASU 2013-05 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments of this ASU it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 21, “Commitments and Contingencies”, to the Consolidated Financial Statements.

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

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2012 Annual Report, except for the risks described below.

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

Under the terms of the loss share agreements, BPPR is also required to deliver certain certificates regarding compliance with the terms of each of the loss share agreements and the computations required there under. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. BPPR believes that it has complied with the terms and conditions regarding the management of the covered assets. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets and fully recover the value of our loss share asset.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including for charge-offs for certain commercial late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to submit shared-loss claims for quarters subsequent to June 30, 2012. As of September 30, 2013, BPPR had unreimbursed shared-loss claims of $541.3 million under the commercial loss share agreement with the FDIC. On October 21, 2013, BPPR received a payment of $143.1 million related to reimbursable shared-loss claims for the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $398.2 million, including $248.1 million related to commercial late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $123.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for costs to sell troubled assets. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected either by those arbitrators or by the American Arbitration Association.

To the extent we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. No assurance can be given that we would be able to claim reimbursement from the FDIC for such difference prior to the expiration, in the quarter ending June 30, 2015, of the FDIC’s obligation to reimburse BPPR under commercial loss share agreement, which could require us to make a material adjustment to the value of our loss share asset and the related true up payment obligation to the FDIC and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of September 30, 2013 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2013 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	1,669	$33.54	—	—
September 1 - September 30	—	—	—	—

Total September 30, 2013	1,669	$33.54	—	—

Item 6.	Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: November 12, 2013	By:	/s/ Carlos J. Vázquez

Carlos J. Vázquez

Senior Executive Vice President &

Chief Financial Officer

Date: November 12, 2013	By:	/s/ Jorge J. García

Jorge J. García

Senior Vice President & Corporate Comptroller