Form 10-K
period 2013-12-31
POPULAR INC
filed 2014-02-28
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No X

As of June 29, 2013, the aggregate market value of the Common Stock held by non-affiliates of Popular, Inc. was approximately $3,016,348,400 based upon the reported closing price of $30.37 on the NASDAQ Global Select Market on that date.

As of February 21, 2014, there were 103,424,407 shares of Popular, Inc.’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Popular, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2013 (the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

(2) Portions of Popular, Inc.’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Popular, Inc. (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 24, 2014.

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

These statements are not guarantees of future performance, they are based on management’s current expectations and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

—	the rate of growth in the economy and employment levels, as well as general business and economic conditions, our two principal markets Puerto Rico and the mainland US;

—	changes in interest rates, as well as the magnitude of such changes;

—	the fiscal and monetary policies of the federal government and its agencies;

—	changes in federal bank regulatory and supervisory policies, including required levels of capital and the impact of proposed capital standards on our capital ratios;

—	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank - Act”) on our businesses, business practices and cost of operations;

—	regulatory approvals that may be necessary to undertake certain actions or consummate strategic transactions such as acquisitions and dispositions;

—	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets in Puerto Rico and the other markets in which borrowers are located;

—	the performance of the stock and bond markets;

—	competition in the financial services industry;

—	additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

—	the resolution of our dispute with the FDIC under our loss share agreement entered into in connection with the Westernbank-FDIC assisted transaction; and

—	possible legislative, tax or regulatory changes.

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

PART I POPULAR, INC.

ITEM 1. BUSINESS

General

Popular is a diversified, publicly-owned financial holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Popular was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $35.7 billion, total deposits of $26.7 billion and stockholders’ equity of $4.6 billion at December 31, 2013. At December 31, 2013, we ranked among the 40 largest U.S. banks based on total assets according to information gathered and disclosed by the Federal Reserve Board.

We operate in two principal markets:

•  Puerto Rico: We provide retail, including residential mortgage loans originations, and commercial banking services through our principal banking subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or “BPPR”), as well as auto and equipment leasing and financing, investment banking, broker-dealer and insurance services through specialized subsidiaries.

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

Our two reportable business segments for accounting purposes, BPPR and BPNA, correspond to our Puerto Rico and mainland United States businesses, respectively. Following the sale in the third quarter of 2010 of a 51% ownership interest and subsequent sales of shares, as discussed below, of EVERTEC, Inc. (“EVERTEC”), our financial transaction processing and technology services business, we report our remaining 14.9% ownership interest in this business in our “Corporate” group, which also includes the holding company operations and certain other equity investments.

The sections that follow provide a description of significant transactions that have impacted or will impact our current and future operations.

Significant Transactions During 2013

Participated as a selling stockholder in EVERTEC’s public offerings

In 2013 the Corporation participated as a selling stockholder in the Initial Public Offering (“IPO”) of EVERTEC, completed on April 12, 2013, and in subsequent offerings executed by EVERTEC during the third and fourth quarters. In connection with its IPO, EVERTEC refinanced its outstanding debt and Popular received payment in full for its portion of the EVERTEC debt held by it. As part of the offering completed during the fourth quarter, EVERTEC repurchased from the underwriters 3,690,036 shares of its common stock being sold by the selling stockholders in the offering, resulting in a reduction in its capital of approximately $75.0 million.

As a result of these transactions Popular recognized an after-tax gain of $413 million and retained a stake of 14.9% in EVERTEC, which has a book value of $19.9 million as of December 31, 2013.

Completed sales of non performing assets

On March 25, 2013, BPPR completed a sale of assets with a book value of $509 million (of which $501 million were non-performing) comprised of commercial and construction loans, and commercial and single-family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987 million to a newly created joint venture. BPPR retained a 24.9% equity interest in the joint venture. BPPR provided seller financing for approximately $182.4 million to fund a portion of the purchase price and certain closing costs. In addition, BPPR provided financing of $65.0 million to cover cost-to-complete amounts and expenses of certain assets, as well as certain expenses of the purchasing entity. This transaction resulted in an after- tax loss of $174.4 million.

On June 28, 2013, Banco Popular completed the sale of a portfolio of non-performing residential mortgage loans with a book value and unpaid principal balance of approximately $434.6 million and $510.7 million, respectively. Banco Popular did not retain any beneficial interest in the pool of mortgage loans sold and no seller financing was provided in connection with the transaction. The purchase price for the loans was approximately $244 million, or 47.75% of the unpaid principal balance. As a result of the all cash transaction, Popular recognized an after-tax loss of approximately $107.2 million during the second quarter of 2013.

Impact of the amendment to the Internal Revenue Code approved by the Puerto Rico Government

During the second quarter of 2013, the Puerto Rico Government approved an amendment to the Internal Revenue Code which, among other things, increased the corporate income tax rate from 30% to 39%. This resulted in a benefit of approximately $197.5 million from the increase in the net deferred tax asset.

Puerto Rico Business

General.

We offer in Puerto Rico a variety of retail and commercial banking services through our principal bank subsidiary, BPPR. BPPR was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $26.6 billion, deposits of $20.8 billion and stockholder’s equity of $3.1 billion at December 31, 2013. BPPR accounted for 74% of our total consolidated assets at December 31, 2013. BPPR has the largest retail franchise in Puerto Rico, with 171 branches and 599 ATMs as of December 31, 2013. BPPR also operates eight branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. In the Virgin Islands, BPPR had 22 ATMs at the end of 2013. BPPR’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the FDIC.

Our Puerto Rico operations include those of Popular Auto, LLC, a wholly owned subsidiary of BPPR, a vehicle and equipment financing, leasing and daily rental company. The residential mortgages originations business is conducted by Popular Mortgage, a division of BPPR. In Puerto Rico, we also offer financial advisory, investment and securities brokerage services for institutional and retail customers through Popular Securities, LLC, a wholly-owned subsidiary of Popular. Popular Securities, LLC, is a securities broker-dealer with operations in Puerto Rico. As of December 31, 2013, Popular Securities had $245.2 million in total assets and $4.0 billion in assets under management. In addition, BPPR has various special purpose vehicles holding specific assets acquired in satisfaction of loans for real estate development projects and commercial loans.

We offer insurance and reinsurance services through Popular Insurance, LLC, a general insurance agency, and Popular Life RE, a reinsurance company, with total revenues of $27.0 million and $17.9 million, respectively, for the year ended December 31, 2013. We also own Popular Risk Services, LLC, an insurance broker, and Popular Insurance V.I., Inc., an insurance agency operating in the Virgin Islands.

Lending Activities.

Unless otherwise stated, all references in this Form 10-K to total loan portfolio, total credit exposure or loan portfolios, exclude covered loans, which represent loans acquired in the Westernbank FDIC-assisted transaction that are covered under loss sharing agreements with the FDIC and non-covered loans held-for-sale. Loans held-for-sale in Puerto Rico amounted to $108 million at December 31, 2013.

We concentrate our lending activities in the following areas:

(1)

Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations, finance, working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non-owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans in Puerto Rico were $6.5 billion as of December 31, 2013, and represented 41% of our total loan portfolio in Puerto Rico. For greater detail of the breakdown of our Commercial portfolio refer to the Table under the caption “Business Concentration” in this section.

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

Total construction loans in Puerto Rico were $161.2 million as of December 31, 2013, and represented 1% of our total loan portfolio in Puerto Rico. BPPR is currently originating a limited amount of new construction loans.

(3)	Lease Financings. Lease financings are primarily comprised of automobile loans/leases made through automotive dealerships and equipment lease financings.

Total lease financings in Puerto Rico were $543.8 million as of December 31, 2013, and represented 3% of our total loan portfolio in Puerto Rico.

(4)

Residential Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary mortgage market.

Total mortgage loans in Puerto Rico were $5.4 billion as of December 31, 2013, and represented 34% of our total loan portfolio in Puerto Rico.

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

Total consumer loans in Puerto Rico were $3.3 billion as of December 31, 2013, and represented 21% of our total loan portfolio in Puerto Rico.

Covered Loans.

We refer to the loans acquired in the Westernbank FDIC-assisted transaction, except credit cards, as “covered loans”, as BPPR is entitled to be reimbursed by the FDIC for a substantial portion of any future losses on such loans under the terms of the loss sharing agreements. Foreclosed other real estate properties are also covered under the loss sharing agreements. Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to assets covered by such agreements (the “covered assets”) begins with the first dollar of loss incurred. On a combined basis, the FDIC will reimburse BPPR for 80% of all qualifying losses with respect to the covered assets during the covered period. BPPR will reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed BPPR. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and BPPR reimbursement to the FDIC for ten years, and the loss sharing agreement applicable to commercial and other assets provides for FDIC loss sharing and BPPR reimbursement to the FDIC for five years, with additional recovery sharing for three years thereafter.

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

At December 31, 2013, covered loans totaled $3.0 billion or 8% of total consolidated assets of Popular.

True-up payment obligation to the FDIC

BPPR agreed to make a true-up payment obligation (the “true-up payment”) to the FDIC on the date that is 45 days following the last day (the “true-up measurement date”) of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The estimated fair value of such true-up payment obligation is recorded as contingent consideration, which is included in the caption of other liabilities in the consolidated statements of financial condition. Under the loss sharing agreements, BPPR will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the intrinsic loss estimate of $4.6 billion (or $925 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) ($1.1 billion)); plus (B) 25% of the cumulative shared loss payments (defined as the aggregate of all of the payments made or payable to BPPR minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve month period prior to and ending on the true-up measurement date in respect of each of the loss sharing agreements during which the loss sharing provisions of the applicable loss sharing agreement is in effect (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets at the beginning and end of such period times 1%). At December 31, 2013, the carrying amount of the true-up payment obligation amounted to $128 million.

Mainland United States Business

General.

Popular North America, Inc. (“PNA”) functions as the holding company for our operations in the mainland United States. PNA, a wholly-owned subsidiary of Popular, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2013, PNA had one principal subsidiary which was BPNA, a full service commercial bank incorporated in the state of New York.

The banking operations of BPNA in the United States mainland are based in five states and are conducted under the name of Popular Community Bank. The following table contains information of BPNA’s operations:

			Aggregate Assets	Total Deposits
State	Branches	ATMs	($ in billions)	($ in billions)
New York	31	61	$1.83	$2.03
Illinois	12	16	1.37	0.92
California	20	24	3.07	1.36
Florida	20	23	1.95	1.40
New Jersey	7	9	0.16	0.31

In addition, BPNA owns all of the outstanding stock of E-LOAN, Popular Equipment Finance, Inc., and Popular Insurance Agency USA, Inc. E-LOAN’s business currently consists solely of providing an online platform to raise deposits for BPNA. E-LOAN also holds a portfolio of loans from its discontinued lending activities. At December 31, 2013, E-LOAN’s total assets amounted to $315.7 million. Popular Equipment Finance, Inc. sold a substantial portion of its lease financing portfolio during the quarter ended March 31, 2009 and also ceased originations as part of the BPNA restructuring plan implemented in late 2008. As a result of these initiatives, the total assets of Popular Equipment Finance, Inc. were reduced to $13.0 million at December 31, 2013. Popular Insurance Agency USA, Inc. acts as an insurance agent or broker offering insurance and investment products across the BPNA branch network. Total revenues of Popular Insurance Agency USA, Inc. for the year ended December 31, 2013 were $6.4 million.

Lending Activities.

We concentrate our lending activities in the mainland US in the following areas:

(1)

Commercial. Commercial loans are comprised of (i) commercial and industrial (C&I) loans to commercial customers for use in normal business operations finance working capital needs, equipment purchases or other projects, and (ii) commercial real estate (CRE) loans (excluding construction loans) for income producing real estate properties as well as owner-occupied properties. C&I loans are underwritten individually and usually secured with the assets of the company and the personal guarantee of the business owners. CRE loans consist of loans for income-producing real estate properties and real estate developers and the financing of owner-occupied facilities if there is real estate as collateral. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow sustainability that exceeds debt service requirements. Non owner-occupied CRE loans are generally made to finance office and industrial buildings and retail shopping centers and are repaid through cash flows related to the operation, sale or refinancing of the property.

Total commercial loans at BPNA were $3.6 billion as of December 31, 2013, and represented 62% of our total loan portfolio in the U.S.

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

Total construction loans at BPNA were $44.9 million as of December 31, 2013, and represented 1% of our total loan portfolio in the U.S.

(3)

Legacy. The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at BPNA.

Total legacy portfolio at BPNA was $211.1 million as of December 31, 2013, and represented 4% of our total loan portfolio in the U.S.

(4)

Mortgage. Mortgage loans include residential mortgage loans to consumers for the purchase or refinancing of a residence and also include residential construction loans made to individuals for the construction or refurbishment of their residence. The majority of these loans are financed over a 15 to 30 year term, and in most cases, the loans are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Our general practice is to sell a significant majority of our fixed-rate originations in the secondary market.

In response to current economic conditions, we exited the origination of non-conventional mortgage market in the U.S. mainland.

Total mortgage loans at BPNA were $1.3 billion as of December 31, 2013, and represented 22% of our total loan portfolio in the U.S.

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

Total consumer loans at BPNA were $615.6 million as of December 31, 2013, and represented 11% of our total loan portfolio in the U.S.

Credit Administration and Credit Policies

Interest from our loan portfolios is our principal source of revenue. Whenever we make loans, we expose ourselves to credit risk. At December 31, 2013, our credit exposure was centered in our $21.6 billion non-covered loan portfolio which represented 69% of our earning assets excluding covered loans. Credit risk is controlled and monitored through active asset quality management, including the use of lending standards, thorough review of potential borrowers and active asset quality administration.

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

We have a Credit Process Review Group within the CCRMD, which performs annual comprehensive credit process reviews of several commercial, construction, consumer and mortgage lending groups in BPPR. This group evaluates the credit risk profile of each originating unit along with each unit’s credit administration effectiveness, including the assessment of the risk rating representative of the current credit quality of commercial and construction loans and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit- granting process. Based on its findings, the Credit Process Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. In the U.S. mainland, the Credit Process Review Group evaluates the consumer and mortgage lending groups. CCRMD has contracted an outside loan review firm to perform the credit process reviews for the commercial and construction loan portfolios in the U.S. mainland operations. The CCRMD participates in defining the review plan with the outside loan review firm and actively participates in the discussions of the results of the loan reviews with the business units. The CCRMD may periodically review the work performed by the outside loan review firm. The CCRMD reports the results of the credit process reviews to the Credit Strategy Committee and the Risk Management Committee of our Board of Directors.

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

As of December 31, 2013, $3.7 billion, or 56%, of our commercial and construction loans in Puerto Rico were secured by real estate, while in the mainland United States these figures totaled $2.8 billion, or 78%, respectively.

Consumer, Mortgage and Lease Financings: Our consumer, mortgage and lease financings are originated consistent with the underwriting approach described above, but also include an assessment of each borrower’s personal financial condition, including verification of income, assets and FICO score. Credit reports are obtained and reconciled with the financial statements provided to us. Although, a standard industry definition for subprime loans does not exist, for risk assessment purposes, subprime consumer and mortgage loans in the BPPR segment are determined based on the final rule definition of higher risk consumer loans issued by the FDIC which was made effective during 2013. A higher-risk consumer loan is defined as a loan where, as of origination, or as of refinance, the probability of default (PD) within two years is greater than 20%. In Puerto Rico, as of December 31, 2013, consumer and mortgage loans with subprime characteristics consisted of $245 million (7% of the Puerto Rico consumer loan portfolio) and $752.1 million (14% of the Puerto Rico mortgage loan portfolio), respectively. Since the final rule definition is not applicable to our US operation, subprime loans in the BPNA segment are defined as borrowers with one or a combination of certain credit risk factors, such as FICO scores (generally less than 620 for secured products and 660 for unsecured products), high debt to income ratios (higher than 50%) and inferior payment history, including factors such as defaults and limited credit history. As of December 31, 2013, our mainland United States consumer and mortgage loans with subprime characteristics consisted of $75.5 million (or 12% of the U.S. mainland consumer loan portfolio) and $479.4 million (or 37% of U.S. mainland mortgage loans portfolio). As part of the restructuring of our U.S. mainland operations, we discontinued originating loans with subprime characteristics in those operations, including the U.S. non-conventional mortgage loan portfolio and E-LOAN. Popular does not target subprime borrowers and does not offer products specifically designed for subprime borrowers.

As of December 31, 2013, there was a nominal amount of interest-only loans in our consumer loans portfolio and $129.6 million of interest-only loans in our mortgage loan portfolio, all of which were at BPPR. Also, we did not have any adjustable rate mortgage loans in our Puerto Rico portfolio. In Puerto Rico, we offer a special step loan mortgage product to purchasers of units within construction projects financed by BPPR. This product, with a term of up to 40 years, provides for 100% financing at a 2.99% interest rate for the first five years of the term of the loan and 5.88% fixed-rate for the remaining term. Consistent with our credit policies, the underwriting and loan approval process for our step loan mortgage product is based on a number of factors, including an assessment of each borrower’s personal financial condition (including verification of income, assets and FICO score), as well as debt-to-equity ratio, reserves, loan-to-value and prior mortgage experience. While Popular has not established specific limits for FICO scores, debt-to-income ratios and loan-to-values applicable to this product, the underwriting parameters applied to this product are generally similar to the standards used for the underwriting of our non-conforming loans, except for higher loan-to-value ratios (90% or higher). As of December 31, 2013, Popular had $429.0 million of these step loans.

As of December 31, 2013, $5.4 billion, or 62%, of our total consumer loans in Puerto Rico were secured by real estate, including mortgage loans. In the United States mainland, these figures totaled $1.7 billion, or 92%, respectively. Lease financings are also secured.

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

Loans to borrowers with financial difficulties can be modified as a loss mitigation alternative. New terms and conditions of these loans are individually evaluated to determine a feasible loan restructuring. In many consumer and mortgage loans, a trial period is established where the borrower has to comply with three consecutive monthly payments under the new terms before implementing the new structure. Loans that are restructured, renewed or extended due to financial difficulties and the terms reflect concessions that would not otherwise be granted are considered as Troubled Debt Restructurings (“TDRs”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. These concessions stem from an agreement between the creditor and the debtor or are imposed by law or a court. TDRs also include loans for which the Corporation has entered into liquidation proceedings with borrowers in which neither principal or interest is forgiven, but the Corporation accepts payments which are different than the contractual payment schedule. Refer to additional information on TDRs on Note 10 to the consolidated financial statements included in the Annual Report for the year ended December 31,

2013.

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

Business Concentration

Since our business activities are currently concentrated primarily in Puerto Rico, our results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of our operations in Puerto Rico exposes us to greater risk than other banking companies with a wider geographic base. Our asset and revenue composition by geographical area is presented in “Financial Information about Geographic Areas” below and in Note 42, “Segment Reporting”, to the consolidated financial statements included in the Annual Report.

Our loan portfolio is diversified by loan category. However, approximately 64% of our non-covered loan portfolio at December 31, 2013 consisted of real estate-related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate. The table below presents the distribution of our non-covered loan portfolio by loan category at December 31, 2013. “Legacy” refers to loans remaining from lines of businesses we exited as a result of the restructuring of our U.S. operations in 2008 and 2009.

  Loan category (non-covered)

  (dollars in millions)

	BPPR	%	BPNA	%	POPULAR	%

C&I	$ 2,912	18	$812	14	$ 3,724	17
CRE	3,553	22	2,760	48	6,313	29
Construction	161	1	45	1	206	1
Legacy	-	-	211	4	211	1
Leases	544	4	-	-	544	3
Consumer	3,317	21	615	11	3,932	18
Mortgage	5,401	34	1,281	22	6,682	31
Total	$15,888	100	$5,724	100	$21,612	100

Except for the Corporation’s exposure to the Puerto Rico Government sector, no individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. At December 31, 2013, the Corporation’s direct exposure to the Puerto Rico government, instrumentalities and municipalities amounted to $1.2 billion, of which approximately $950 million was outstanding. Of the amount outstanding, $789 million consists of loans and $161 million are securities. From this amount, $527 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $423 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at December 31, 2013, the Corporation had $360 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default. These included $274 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2012 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $52 million in Puerto Rico pass-through housing bonds backed by Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”) or residential loans CMO’s, and $34 million of industrial development notes.

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

In connection with the public exchange offer, we agreed with the U.S. Treasury to exchange the $935 million senior perpetual preferred stock issued to it pursuant to the TARP Capital Purchase Program for $935 million of newly issued perpetual trust preferred securities, with the same distribution rate as that of the Preferred Stock. This exchange was completed in August 2009. The trust preferred securities had a distribution rate of 5% until December 5, 2013 and 9% thereafter. The warrant initially issued to the U.S Treasury in connection with the issuance of the Preferred Stock in December 2008 remains outstanding and currently represents 2% of our Common Stock outstanding.

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

We have continued to look for synergies and efficiencies within our operations. On December 2012, Popular Mortgage, Inc. was merged into Banco Popular. This consolidation, among other things, resulted in cost savings for the Corporation. For the year 2013, FDIC deposit insurance expense was $25.2 million lower than for 2012, including a credit of $11.3 million received during the first quarter. This reduction was also attributed to a lower volume of higher risk assets, after completion of the non-performing assets sales during the year.

During 2013, the Corporation continued to look for opportunities to strengthen its capital structure and de-risk its balance sheet. The Corporation monetized part of its investment in EVERTEC by participating as a selling stockholder in EVERTEC’s public offerings. The Corporation recorded an after tax gain of $413 million as a result of these transactions, as discussed above. BPPR completed sales of assets with a book value of $944 million, most of which were in non-performing status. Coupled with loss mitigation strategies and aggressive resolution of non-performing loans, the Corporation was able to reduce its non-performing assets, excluding covered assets, by $1.1 billion from December 31, 2012.

On October 18, 2013, the Corporation submitted a formal application to the Federal Reserve of New York to redeem the $935 million in trust preferred securities due under the TARP. While there can be no assurance that the Corporation will be approved to repay TARP, nor on the timing of this event, if the Corporation is approved and repays TARP in full, a non-cash charge to earnings would be recorded for the unamortized portion of the discount associated with this debt, which at December 31, 2013 had a balance of $404 million.

Competition

The financial services industry in which we operate is highly competitive. In Puerto Rico, our primary market, the banking business is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. Most of our direct competition for our products and services comes from commercial banks. The principal competitors for BPPR include locally based commercial banks and a few large U.S. and foreign banks with assets between $2 billion and $13 billion as of December 31, 2013. On April 30, 2010, the FDIC closed three commercial banks and entered into loss-share purchase and assumption agreements with three other commercial banks with operations in Puerto Rico, including us with respect to Westernbank Puerto Rico. Those transactions involved the acquisition of most of the assets and liabilities of the closed banks, including the assumption of all of the non-brokered deposits. While these transactions have reduced the number of banking competitors in Puerto Rico, they have allowed some of our competitors to gain greater resources, such as a broader range of products and services. On December 18, 2012, there was another banking consolidation in Puerto Rico when Oriental Financial Group, a locally based financial institution, acquired the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria S.A. (BBVA), a foreign bank. As of December 31, 2013, there were 9 commercial banks operating in Puerto Rico.

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

In both Puerto Rico and the United States, the primary factors in competing for business include pricing, convenience of branch locations and other delivery methods, range of products offered, and the level of service delivered. We must compete effectively along all these parameters to be successful. We may experience pricing pressure as some of our competitors seek to increase market share by reducing prices. Competition is particularly acute in the market for deposits, where pricing is very aggressive. Increased competition could require that we increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.

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

Employees

At December 31, 2013, we employed 8,059 full time equivalent employees of which 6,681 were located in Puerto Rico and the Virgin Islands and 1,378 in the U.S. mainland. None of our employees is represented by a collective bargaining group.

Financial Information About Segments

Our corporate structure consists of two reportable segments — BPPR and BPNA. A “Corporate” group has been defined to support the reportable segments. On September 30, 2010, the Corporation completed the sale of a 51% ownership interest in EVERTEC, which included the merchant acquiring business of BPPR. During the year 2013, the Corporation sold additional shares in connection with EVERTEC’s public offerings. Revenue from the remaining 14.9% ownership interest in EVERTEC is reported as non-interest income in the Corporate group.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

For further information about our segments, see “Reportable Segment Results” in the Management Discussion and Analysis section of the Annual Report and Note 42, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

About Financial Information About Geographic Areas

Our revenue composition by geographical area is presented in Note 42, “Segment Reporting” to the consolidated financial statements included in the Annual Report.

The following table presents our long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic.

Long-lived assets	2013	2012	2011
	(Dollars in thousands)
Puerto Rico

Premises and equipment	$458,915	$471,821	$475,356
Goodwill	245,680	245,680	246,273
Other intangible assets	24,646	30,070	35,560
Investments under the equity method	98,323	156,305	236,426

	$827,564	$903,876	$993,615

United States

Premises and equipment	60,601	63,972	63,130
Goodwill	402,077	402,077	402,077
Other intangible assets	7,643	10,364	13,084
Investments under the equity method	14,850	11,395	11,689

	$485,171	$487,808	$489,980

Foreign Countries

Investments under the equity method	$83,833	$79,076	$65,037

	$83,833	$79,076	$65,037

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

On December 20, 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking under Title I of the Dodd-Frank Act, which we refer to as the “Proposed SIFI Rules”, establishing enhanced prudential standards for

—	Risk-based capital requirements and leverage limits;

—	Stress testing of capital;
—	Liquidity requirements;
—	Overall risk management requirements;
—	Resolution plan (so-called “living wills”) and credit exposure reporting; and
—	Concentration/credit exposure limits.

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

In October 2012, the Federal Reserve Board issued final rules implementing the requirements of Section 165(i)(1) of the Dodd-Frank Act concerning supervisory stress tests to be conducted by the Federal Reserve Board (the “Annual Supervisory Stress Test Rule”) and Section 165(i)(2) of the Dodd-Frank Act regarding semi-annual company-run stress tests (the “Semi-Annual Company-Run Stress Test Rule,” and, together with the Annual Supervisory Stress Test Rule, the “Stress Test Rules”). The Stress Test Rules, effective on November 15, 2012, apply to bank holding companies with average total consolidated assets of $50 billion or more and nonbank financial companies designated by the Financial Stability Oversight Council. Concurrent with the Stress Test Rules, the Federal Reserve Board issued final rules implementing other requirements of Section 165(i)(2) of the Dodd-Frank Act regarding annual company-run stress tests (the “Annual Company-Run Stress Test Rules”). The Annual Company-Run Stress Test Rules, effective on November 15, 2012, apply to, bank holding companies with average total consolidated assets of greater than $10 billion but less than $50 billion and any state member bank that has average total consolidated assets of more than $10 billion. The Stress Test Rules and the Annual Company-Run Stress Test Rules set forth, among other things, the requirements on the methodology and scenarios for the stress tests and related publication requirements. On November 1, 2013, the Federal Reserve Board released the supervisory scenarios that will be used in the next round of stress tests. On November 7, 2013, the Federal Reserve Board issued a final policy statement describing the processes it will use to develop scenarios for future capital planning and stress testing exercises. This policy statement became effective on January 1, 2014.

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

On February 18, 2014, the Federal Reserve Board issued final rules (“Final SIFI Rules”) strengthening supervision and regulation of large U.S. bank holding companies and foreign banking organizations. The Final SIFI Rules established a number of enhanced prudential standards for large U.S. bank holding companies to help increase the resiliency of their operations. These standards include liquidity, risk management, and capital. For U.S. bank holding companies with total consolidated assets of $50 billion or more, the Final SIFI Rules incorporate the previously issued capital planning and stress testing requirements as an enhanced prudential standard. The Final SIFI Rules also require such a U.S. bank holding company to comply with enhanced risk-management and liquidity risk-management standards, conduct liquidity stress tests, and hold a buffer of highly liquid assets based on projected funding needs during a 30-day stress event. In addition, the Final SIFI Rules require publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees.

As of December 31, 2013, Popular had total consolidated assets of $35.7 billion. As of the same date, BPPR and BPNA had total consolidated assets of $26.6 billion and $8.7 billion, respectively.

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

In July 2013, the Federal banking regulators approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules augmented the prompt corrective action capital categories by introducing a common equity tier 1 capital measure for four of the five PCA categories (excluding the critically undercapitalized prompt corrective action category). In addition, the New Capital Rules revised the three current risk-based capital measures for four of the five prompt corrective action categories to reflect the New Capital Rules’ changes to the minimum risk-based capital ratios. All insured depository institutions must comply with the revised prompt corrective action thresholds beginning on January 1, 2015.

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

As of December 31, 2013, BPPR and BPNA had total consolidated assets of $26.6 billion and $8.7 billion, respectively.

Dividend Restrictions

The principal sources of funding for the holding companies have included dividends received from their banking and non-banking subsidiaries, asset sales and proceeds from the issuance of medium-term notes, junior subordinated debentures and equity. Various statutory provisions limit the amount of dividends an insured depository institution may pay to its holding company without regulatory approval. A member bank must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. Subject to the Federal Reserve’s ability to establish more stringent specific requirements under its supervisory or enforcement authority, at December 31, 2013, BPPR could have declared a dividend of approximately $504 million. However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO assessment rate for the first quarter of 2014 was 0.00155 cents per $100 of deposits.

As of December 31, 2013, we had a DIF average total asset less average tangible equity assessment base of approximately $32 billion.

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

Capital Adequacy

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 capital to total assets, less goodwill and certain other intangible assets (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. See Consolidated Financial Statements, Note 25 “Regulatory Capital Requirements” for the capital ratios of Popular, BPPR and BPNA. Failure to meet capital guidelines could subject Popular and our depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on our business. See “– Prompt Corrective Action”.

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

At December 31, 2013, Popular had $427 million in trust preferred securities (capital securities) that are subject to the phase-out. Popular has not issued any trust preferred securities since May 19, 2010. At December 31, 2013, the remaining trust preferred securities corresponded to capital securities issued to the U.S. Treasury pursuant to the EESA. The Collins Amendment includes an exemption from the phase-out provision that applies to these capital securities because they were issued prior to October 4, 2010.

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

New Capital Rules to Implement Basel III Capital Requirements

On July 2, 2013, the Federal Reserve Board approved the New Capital Rules to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the OCC and (as interim final rules) by the FDIC.

The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Popular, BPPR and BPNA, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for Popular, BPPR and BPNA on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

—	4.5% CET1 to risk-weighted assets;
—	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
—	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
—	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at December 31, 2013, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

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

Pursuant to Section 619 of the Dodd-Frank Act, commonly called the “Volcker Rule,” which became effective on July 21, 2012, the U.S. financial regulatory agencies are required to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). In December 2013, Federal regulators adopted final rules to implement the Volcker Rule. The final rules are highly complex, and many aspects of their application remain uncertain. We are continuing to evaluate the effects of the final rules, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations. Development and monitoring of the required compliance program, however, may require the expenditure of significant resources and management attention.

The Federal Reserve Board has the authority to limit and may in certain circumstances limit our ability to conduct activities and make acquisitions that would otherwise be permissible for a financial holding company. In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both in the United States and abroad.

Pursuant to Section 163 of the Dodd-Frank Act, bank holding companies with total consolidated assets greater than $50 billion (regardless of whether such bank holding companies have elected to be treated as financial holding companies) must provide prior written notice to the Federal Reserve Board before acquiring shares of certain financial companies with assets in excess of $10 billion, unless an exception applies. In addition, Section 604 of the Dodd-Frank Act, which became effective on July 21, 2011, added a new application requirement before a financial holding company (regardless of its size) may acquire a nonbank company with $10 billion or more in total consolidated assets. As of December 31, 2013, Popular had total consolidated assets of $35.7 billion.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country; and (ii) a blocking of assets in which the government of the sanctioned country or other specially designated nationals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the United States or the possession or control of U.S. persons outside of the United States). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Puerto Rico Regulation

As a commercial bank organized under the laws of Puerto Rico, BPPR is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of BPPR be credited annually to a reserve fund. The apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2013, $13 million was transferred to the statutory reserve account. During 2013, BPPR was in compliance with the statutory reserve requirement.

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

As previously mentioned in the Business section, Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2013, the legal lending limit for BPPR under this provision was approximately $247 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan, the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and originating and servicing mortgage loans. BPPR engages in finance leasing through its wholly-owned subsidiary, Popular Auto, LLC, which is organized and operates in Puerto Rico. The origination and servicing mortgage loans is conducted by Popular Mortgage, a division of BPPR. Effective December 31, 2012, Popular Mortgage Inc., previously a subsidiary of BPPR, was merged with and into BPPR.

Available Information

We maintain an Internet website at www.popular.com. Via the “Investor Relations” link at our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8 -K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of our filings on the SEC site.

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

The risks described in this report are not the only risks facing us. Additional risks and uncertainties not currently known by us or that we currently deem to be immaterial, or that is generally applicable to all financial institutions, also may materially adversely affect our business, financial condition or results of operations.

RISKS RELATING TO THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

Weakness in the economy and in the real estate market in our geographic footprint has adversely impacted and may continue to adversely impact us.

Popular is exposed to geographical and government risk. A significant portion of our financial activities and credit exposure is concentrated in Puerto Rico, which entered into a recession in the second quarter of 2006. The latest figures from the Puerto Rico Planning Board the “Planning Board), released in October 2013, project that Puerto Rico’s real gross national product for fiscal year 2013 (ended June 30, 2013) neither grew nor declined when compared to the prior fiscal year. For fiscal year 2012 (ended June 30, 2012), the Planning Board’s preliminary reports indicate that the real gross national product grew by only 0.1%. These were the first years reflecting a stable, but weak economy in Puerto Rico, following a six-year steep decline in economic activity. The Planning Board, however, currently projects that Puerto Rico’s real gross national product for fiscal year 2014 (ending June 30, 2014) will decline by 0.8%. The Planning Board is expected to publish a new forecast in March 2014 for fiscal years 2014 and 2015, together with revised figures for fiscal year 2012 and the preliminary estimates for fiscal year 2013.

Employment continued to be a weak spot. A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2013 due to the current recession and contractionary fiscal adjustment measures. According to the Household Survey (conducted by the Puerto Rico Department of Labor and Human Resources), the number of persons employed in Puerto Rico during fiscal year 2013 averaged 1,029,019, a decrease of 0.6% compared to the previous fiscal year; and the unemployment rate averaged 14.0%. During the first six months of fiscal year 2014 (June 30, 2013 through December 31, 2013), total employment fell by 2%, as compared to the same period for the prior fiscal year, and the unemployment rate averaged 14.8% compared to 14.2% for the same period of the prior fiscal year. Puerto Rico’s fiscal situation is expected to continue to be challenging in 2014.

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the general obligation bonds of the Commonwealth of Puerto Rico and on the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions, the rating agencies have noted various factors, including high levels of public debt, the lack of clear economic growth catalysts, fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently, liquidity concerns regarding the Commonwealth and Government Development Bank for Puerto Rico and concerns regarding access to market financing.. Furthermore, the Puerto Rico economy continues to be susceptible to fluctuations in the price of crude oil due to its high dependence on fuel oil for energy production. Popular’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 42, “Segment Reporting” to consolidated financial statements.

The Government recently announced that it will take additional measures to reduce the budget deficit for fiscal year 2014 and is committed to achieving a balanced budget by fiscal year 2015. The additional measures the Government must take to reduce or eliminate the budget deficits will include significant measures to increase revenues and/or reduce expenditures, which could have adverse effects for economic activity. Furthermore, the Commonwealth must access the capital markets to refinance existing debt If the Commonwealth is unable to successfully access the bond market or obtain alternative sources of financing, or if the adjustment measures result insufficient to address the Commonwealth’s fiscal problems, then the financial condition of the Commonwealth may deteriorate further, which could cause a further general deterioration of the economy and adversely affect our financial condition and profitability.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If the price of crude oil increases, if global or local economic conditions worsen or if the Government is unable to access the capital markets and manage its fiscal problems in an orderly manner, those adverse effects could continue or worsen. Any reduction in consumer spending as a result of these issues may also adversely impact our non-interest revenues.

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

Further deterioration of the value of real estate collateral securing our construction, commercial and mortgage loan portfolios would result in increased credit losses. As of December 31, 2013, approximately 1%, 29% and 31% of our non-covered loan portfolio consisted of construction, commercial secured by real estate and mortgage loans, respectively.

                Substantially our entire loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. Virgin Islands, the British Virgin Islands or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market. Recent economic reports related to the real estate market in Puerto Rico indicate that several sectors of the real estate market are subject to reductions in value related to general economic conditions. In certain mainland markets like southern Florida, Illinois and California, we have experienced the negative impact associated with low absorption rates and property value adjustments due to overbuilding. We measure loan impairment based on the fair value of the collateral, if the loan is collateral dependent, which is derived from estimated collateral values, principally obtained from appraisal reports that take into consideration prices in observed transactions involving similar assets in similar locations, size and supply and demand. An appraisal report is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, given the current slowdown in the real estate market in Puerto Rico, the properties securing these loans may be difficult to dispose of, if foreclosed.

Construction and commercial loans, mostly secured by commercial and residential real estate properties entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2013, non-covered commercial and construction loans secured by commercial real estate properties, amounted to $6.5 billion or 30% of the total non-covered loan portfolio.

BPPR has various subsidiaries holding specific assets acquired in satisfaction of loans for real estate development projects. Total assets of those subsidiaries amounted to $92.1 million as of December 31, 2013, of which $10.8 million or 12% of total assets are foreclosed properties.

During the year ended December 31, 2013, net charge-offs specifically related to values of properties securing our non-covered construction, commercial, legacy and mortgage loan portfolios totaled $3.9 million, $115.7 million, $1.2 million and $13.7 million, respectively. Continued deterioration on the fair value of real estate properties for collateral dependent impaired loans would require increases in our provision for loan losses and allowance for loan losses. Any such increase would have an adverse effect on our future financial condition and results of operations. For more information on the credit quality of our construction, commercial and mortgage portfolio see the Credit Risk Management and Loan Quality section of the Management’s Discussion and Analysis included in the Annual Report.

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

Market instability and lack of investor confidence have led many lenders and institutional investors to reduce or cease providing funding to borrowers, including other financial institutions. This has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressures on consumers and uncertainty about the financial markets have adversely affected our industry and our business, results of operations and financial condition. We do not expect a material improvement in the financial environment in the near future. A worsening of these difficult conditions would exacerbate the economic challenges facing us and others in the financial industry. In particular, we face the following risks in connection with these events:

—	We expect to face increased regulation of our industry, including as a result of the EESA and the Dodd-Frank Act and the creation of the new Consumer Financial Protection Bureau. Compliance with those regulations may increase our costs and limit our ability to pursue business opportunities.
—	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behavior.
—	The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The reliability of these processes might be compromised if these variables are no longer capable of accurate estimation.
—	Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.
—	The FDIC increased the assessments that we have to pay on our insured deposits during 2009 because market developments led to a substantial increase in bank failures and an increase in FDIC loss reserves, which in turn led to a depletion of the FDIC insurance fund reserves. We may be required to pay in the future significantly higher FDIC assessments on our deposits if market conditions do not improve or continue to deteriorate.
—	We may suffer higher credit losses because of federal or state legislation or other regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable.

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. Several funding and capital programs by the Federal Reserve Board and the U.S. Treasury were launched in 2008 and 2009, with the objective of enhancing financial institutions’ ability to raise liquidity. These programs had the effect of increasing the degree or nature of regulatory supervision to which we are subjected. These and other potential regulation and scrutiny may, or proposed legislative and regulatory changes could, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and, limit our ability to pursue business opportunities in an efficient manner or otherwise adversely affect our results of operations or earnings.

Our participation in TARP subjects us to increased scrutiny and imposes limitations on our business.

We face increased regulation and regulatory scrutiny as a result of our participation in the TARP. Unless we have redeemed all of the trust preferred securities issued to the U.S. Treasury or the U.S. Treasury has transferred all of its trust preferred securities to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase the dividend rate per share of Common Stock above $0.80 per share or to repurchase or redeem equity securities, including our Common Stock, subject to certain limited exceptions. Popular has also granted registration rights and offering facilitation rights to the U.S. Treasury pursuant to which we have agreed to lock-up periods during which it would be unable to issue equity securities. Our participation in TARP also imposes limitations on the payments we may make to our senior leaders. For more details on the implications of TARP please refer to the risks factors titled as follow: “Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders” and “Dividends on our Common Stock and Preferred Stock have been suspended and stockholders may not receive funds in connection with their investment in our Common Stock or Preferred Stock without selling their shares.”

On October 18, 2013, the Corporation submitted a formal application to the Federal Reserve of New York to redeem the $935 million in trust preferred securities due under the TARP. While there can be no assurance that the Corporation will be approved to repay TARP, nor on the timing of this event, if the Corporation is approved and repays TARP in full, a non-cash charge to earnings would be recorded for the unamortized portion of the discount associated with this debt, which at December 31, 2013 had a balance of $404 million.

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

New Capital Rules to Implement Basel III Capital Requirements

On July 2, 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the Office of the Comptroller of the Currency (“OCC”) and (as interim final rules) by the Federal Deposit Insurance Corporation (“FDIC”) (together with the Board, the “Agencies”).

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

—	4.5% CET1 to risk-weighted assets;

—	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

—	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

—	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at December 31 2013, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

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

We are subject to risk related to our own credit rating

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $19 million in deposits at December 31, 2013 that were subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $15 million at December 31, 2013, with the Corporation providing collateral totaling $19 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $120 million at December 31, 2013. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

Our credit ratings were reduced substantially in 2009, and our senior unsecured ratings are now “non-investment grade” with the three major rating agencies. This may make it more difficult for the Corporation and its subsidiaries to borrow in the capital markets and at a higher cost.

We are subject to default risk in our loan portfolio

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

In February 2014, the three principal nationally recognized rating agencies (Moody’s, S&P and Fitch) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. Debt from the Puerto Rico Sales Tax Financing Corporation (COFINA) retained an investment grade following the downgrades. The lower credit ratings of Puerto Rico will likely reduce the government’s ability to finance its estimated budget deficit for fiscal year 2014 (which the Government announced it intends to reduce from $820 million to $650 million).

The value of Puerto Rico’s government obligations was already adversely impacted during 2013 as a result of prior rating downgrades and the perceived deterioration of the Government’s fiscal condition. It is uncertain how the financial markets may react to any potential further ratings downgrade of Puerto Rico’s debt obligations. However, further deterioration in the fiscal situation with possible negative ratings implications, could further adversely affect the value of Puerto Rico’s government obligations.

At December 31, 2013, the Corporation’s direct exposure to the Puerto Rico government, instrumentalities and municipalities amounted $1.2 billion, of which approximately $950 million is outstanding. Of the amount outstanding, $789 million consists of loans and $161 million are securities. From this amount, $527 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The credit ratings of the public power and water utilities have also been reduced to non-investment grade categories by some of the rating agencies as part of the recent downgrades. The remaining $423 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at December 31, 2013, the Corporation had $360 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default. These included $274 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2012 - $294 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $52 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $34 million of industrial development notes.

We are exposed to credit risk from mortgage loans that have been sold or are being serviced subject to recourse arrangements.

Popular is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. In the past, we have retained, through recourse arrangements, part of the credit risk on sales of mortgage loans, and we also service certain mortgage loan portfolios with recourse. At December 31, 2013, we serviced $2.5 billion in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and Freddie Mac programs. In the event of any customer default, pursuant to the credit recourse provided, we are required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that we would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2013, we repurchased approximately $126 million in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, we have rights to the underlying collateral securing the mortgage loan. As of December 31, 2013, our liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $41 million. We may suffer losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing of the related property.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties regarding Popular and the loans being sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:

—	compliance with laws and regulations;

—	underwriting standards;
—	the accuracy of information in the loan documents and loan file; and
—	the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies. We seek to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We have established specific reserves for probable losses related to repurchases resulting from representation and warranty violations on specific portfolios. At December 31, 2013, Popular’s reserve for estimated losses from representation and warranty arrangements amounted to $26.3 million, which was included as part of other liabilities in the consolidated statement of financial condition. Nonetheless, we do not expect any such losses to be significant, although if they were to occur, they would adversely impact our results of operations or financial condition.

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

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd-Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to non-interest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. For 2013 the FDIC deposit insurance expense of Popular totaled $61 million and the prepaid FDIC insurance assessment as of December 31, 2013 amounted to $383 thousand.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, our level of non-performing assets increase, or our risk profile changes or our capital position is impaired, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases or special assessments may materially adversely affect our results of operations.

If our goodwill or amortizable intangible assets become impaired, it may adversely affect our financial condition and future results of operations

As of December 31, 2013 we had approximately $648 million and $39 million of goodwill and amortizable intangible assets recorded on our balance sheet related to our Puerto Rico and United States operations, respectively. If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. Critical assumptions that are used as part of these evaluations include:

—	selection of comparable publicly traded companies, based on nature of business, location and size;
—	selection of comparable acquisition and capital raising transactions;
—	the discount rate applied to future earnings, based on an estimate of the cost of equity;
—	the potential future earnings of the reporting unit; and
—	the market growth and new business assumptions.

We conducted our annual evaluation of goodwill during the third quarter of 2013 using July 31, 2013 as the annual evaluation date. This evaluation is a two- step process. The Step 1 evaluation of goodwill allocated to BPNA, our United States operations segment, indicated potential impairment of goodwill. The Step 1 fair value for the unit was below the carrying amount of its equity book value as of the July 31, 2013 valuation date, requiring the completion of Step 2. Step 2 required a valuation of all assets and liabilities of the BPNA unit, including any recognized and unrecognized intangible assets, to determine the fair value of net assets. To complete Step 2, we subtracted from the unit’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of the Step 2 analysis indicated that the implied fair value of goodwill exceeded the goodwill carrying value of $402 million, resulting in no goodwill impairment.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Our business could suffer if we are unable to attract, retain and motivate skilled senior leaders

Our success depends, in large part, on our ability to retain key senior leaders, and competition for such senior leaders can be intense in most areas of our business. As TARP recipients, we are subject to the executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, which limit the types of compensation arrangements that Popular may enter into with our most senior leaders. Our competitors may be in an advantageous position to retain and attract senior leaders since we are one of only two institutions in Puerto Rico that received TARP money and are subject to TARP related compensation provisions. Our compensation practices are subject to review and oversight by the Federal Reserve Board. We also may be subject to limitations on compensation practices by the FDIC or other regulators, which may or may not affect our competitors. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long term strategy.

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

In addition, changes in our ratings and capital levels below well-capitalized could affect our relationships with some creditors and business counterparties. For example, a portion of our hedging transactions include ratings triggers or well-capitalized language that permit counterparties to either request additional collateral or terminate our agreements with them based on our below investment grade ratings. Although we have been able to meet any additional collateral requirements thus far and expect that we would be able to enter into agreements with substitute counterparties if any of our existing agreements were terminated, changes in our ratings or capital levels below well capitalized could create additional costs for our businesses. In addition, servicing, licensing and custodial agreements that we are party to with third parties include ratings covenants. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Upon failure to maintain the required credit ratings, the third parties could have the right to require Popular to engage a substitute fund custodian and/or increase collateral levels securing the recourse obligations. Popular services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require us to post collateral to secure such recourse obligations if our required credit ratings are not maintained. Collateral pledged by us to secure recourse obligations approximated $120 million at December 31, 2013. We could be required to post additional collateral under the agreements. Management expects that we would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of custodian funds could reduce Popular’s liquidity resources and impact its operating results. The termination of those agreements or the inability to realize servicing income for our businesses could have an adverse effect on those businesses. Other counterparties are also sensitive to the risk of a ratings downgrade and the implications for our businesses and may be less likely to engage in transactions with us, or may only engage in them at a substantially higher cost, if our ratings remain below investment grade.

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

Our certificate of incorporation provides that the members of the Board of Directors are divided into three classes as nearly equal as possible. At each annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a three-year term, and the other directors will remain in office until their three-year terms expire. Therefore, control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. Our certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two -thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire Popular because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for our capital stock.

The resolution of significant pending litigation, if unfavorable, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For further information relating to our legal risk, see Note 28, “Commitments & Contingencies”, to the Consolidated Financial Statements.

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

We and our subsidiaries and affiliates, as well as EVERTEC, conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As U.S.- based entities, we and our subsidiaries and affiliates, as well as EVERTEC, are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.- based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments or countries designated by the U.S. government under one or more sanctions regimes and also prohibit transactions that provide a benefit that is received in a country designated under one or more sanctions regimes. Failure to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities, and this could adversely affect the market for our securities. For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. EVERTEC has also done this. These policies and procedures employ software to screen transactions for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties in identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in transactions in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

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

On December 4, 2013, Banco Popular submitted a voluntary self-disclosure to OFAC in connection with potential violations of the Iranian Transactions and Sanctions Regulations. In particular, Banco Popular disclosed several transactions that occurred between March 20, 2012 and November 1, 2013, which might not have been timely blocked and reported to OFAC as required by the ITR. The transactions related to a non-profit corporation client of Banco Popular which owns and operates a full service television network. The transactions, which related to payment for air-time on the television network by a public broadcasting entity that appeared to be directly or indirectly owned, controlled and/or operated by the Islamic Republic of Iran Broadcasting (“IRIB”), Iran’s state-owned public broadcasting corporation, and, consequently, subject to OFAC sanctions, were identified as a result of Banco Popular’s BSA/AML/OFAC Compliance Program.

In addition to the matters set forth above, from time to time we have identified and voluntarily self-disclosed to OFAC transactions that were not timely identified and blocked by our policies and procedures for screening transactions that might violate the economic sanctions regulations administered by OFAC, including the CACR. Although OFAC’s response to our recent voluntary self-disclosures of these apparent violations has been to issue cautionary letters to us, there can be no assurances that our failures to comply with U.S. sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us.

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

The success of the FDIC-assisted transaction will depend on a number of uncertain factors.

The success of the FDIC-assisted transaction will depend on a number of factors, including, without limitation:

—	our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the FDIC-assisted transaction;
—	our ability to attract new deposits and to generate new interest-earning assets in the areas previously served by the former Westernbank branches;
—	our ability to control the incremental non-interest expense from the former Westernbank branches and other units in a manner that enables us to maintain a favorable overall efficiency ratio;
—	our ability to collect on the loans acquired and satisfy the standard requirements imposed in the loss sharing agreements; and
—	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

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

We acquired significant portfolios of loans in the FDIC-assisted transaction. Although these loan portfolios were initially accounted for at fair value, there is no assurance that there will not be additional charge-offs to this portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolio that we have acquired and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the FDIC-assisted transaction, we recorded a loss share indemnification asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share indemnification asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, our actual losses could be higher than estimated and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results. However, in the event expected losses from the Westernbank portfolio were to increase more than originally expected, the related increase in loss reserves would be largely offset by higher than expected indemnity payments from the FDIC. Refer to the Westernbank FDIC-assisted transaction section in the Annual Report for additional information on the Westernbank FDIC-assisted transaction, including the accounting for assets acquired and liabilities assumed as well as information on the breakdown and accounting of the acquired loan portfolio.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow to receive reimbursement on losses from the FDIC. Under the loss share agreements, BPPR must:

—	manage and administer the covered assets and collect and effect charge-offs and recoveries with respect to such covered assets in a manner consistent with its usual and prudent business and banking practices and, with respect to single family shared-loss loans, the procedures (including collection procedures) customarily employed by BPPR in servicing and administering mortgage loans for its own account and the servicing procedures established by FNMA or FHLMC, as in effect from time to time, and in accordance with accepted mortgage servicing practices of prudent lending institutions;
—	exercise its best judgment in managing, administering and collecting amounts on covered assets and effecting charge-offs with respect to the covered assets;
—	use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss assets and best efforts to maximize collections with respect to commercial shared-loss assets;
—	retain sufficient staff to perform the duties under the loss share agreements;
—	adopt and implement accounting, reporting, record-keeping and similar systems with respect to the commercial shared-loss assets;
—	comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared loss loan;
—	provide notice with respect to proposed transactions pursuant to which a third party or affiliate will manage, administer or collect any commercial shared-loss assets; and
—	file monthly and quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to submit shared-loss claims for quarters subsequent to June 30, 2012. As of December 31, 2013, BPPR had unreimbursed shared-loss claims of $247.0 million under the commercial loss share agreement with the FDIC. On February 14, 2014, BPPR received a payment of $78.9 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $168.1 million, including $158.1 million related to commercial late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $144.4 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators.

To the extent that we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. That could require us to make a material adjustment to the value of our loss share assets and the related true up payment obligation to the FDIC, and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Potential issuance of additional shares of our Common Stock could further dilute existing holders of our Common Stock.

The potential issuance of additional shares of our Common Stock or common equivalent securities in future equity offerings, would dilute the ownership interest of our existing common stockholders.

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

A significant portion of our operations are located in a region susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. Man-

made disasters and other events connected with the region in which we are located could have similar effects. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of past or future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

For further information of other risks faced by Popular please refer to the Management’s Discussion & Analysis section of the Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2013, BPPR owned and wholly or partially occupied approximately 63 branch premises and other facilities throughout Puerto Rico. It also owned 6 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, BPPR leased properties mainly for branch operations in approximately 113 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2013, BPNA had 94 offices (principally bank branches) of which 16 were owned and 78 were leased. These offices were located in New York, Illinois, New Jersey, California and Florida. Included in this figure is a leased six story office building in Rosemont, Illinois that is the site of BPNA’s headquarters. Our management believes that each of our facilities are well maintained and suitable for its purpose. The principal properties owned by Popular for banking operations and other services are described below:

Popular Center, the twenty-story BPPR headquarters building, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. BPPR operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 56% of the office floors space. Approximately 37% of the office space is leased to outside tenants and 4% is available for office and retail use. In addition, 3% of the tenants occupy part of the recently redeveloped ground and promenade levels, while other contract negotiations are underway to establish additional retail businesses including sit-down restaurants and other food vendors.

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

Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is fully occupied by Popular Insurance, LLC. as its headquarters. The property also includes an adjacent four-level parking garage with capacity for approximately 300 cars, a potable water cistern and a diesel storage tank.

Altamira Building, a nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices Popular Auto, LLC. It also includes a full service branch and BPPR mortgage loans and servicing units.

El Señorial Center, a four-story office building and a two-story branch building located in Río Piedras, Puerto Rico. The property also includes an eight-level parking garage adjacent to the office building and four-levels of underground parking in the branch building, which together with the available ground parking space, provide for approximately 977 automobiles. As of December 31, 2013, a BPPR branch and the Río Piedras regional office operate in the branch building while a number of centralized BPPR offices occupy the main building. The Customer Contact Center and the Operations, Comptroller, Retail Credit Products and Services, and Card Products divisions are some of its occupants.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of Legal proceedings, see Note 28, “Commitments and Contingencies”, to the Consolidated Financial Statements.

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

Information concerning the range of high and low sales prices for the Common Stock for each quarterly period during 2012 and the previous four years, as well as cash dividends declared, is contained under Table 4, “Common Stock Performance”, in the Management’s Discussion and Analysis of the Annual Report, and is incorporated herein by reference.

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

As of February 21, 2014, Popular had 9,193 stockholders of record of the Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Common Stock on that date was $26.69 per share.

Preferred Stock

Popular has 30,000,000 shares of authorized Preferred Stock that may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. Popular’s Preferred Stock issued and outstanding at December 31, 2013 consisted of:

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

In connection with the resumption of payment of monthly dividends on the Preferred Stock, which amounted $3.7 million for 2013, Popular has committed to the Board of Governors of the Federal Reserve System to fund the dividend payments out of newly-issued Common Stock issued to employees under Popular’s existing savings and investment plans or, if such issuances are insufficient, other common equity capital raised by Popular. During 2012 the Common Stock issued under those plans was $6.9 million that was well above the dividend payment. There can be no assurance that any dividends will be declared on the Preferred Stock in any future periods.

2010 Capital Raise

In April 2010, Popular raised $1.15 billion through the sale of 46,000,000 depositary shares, each representing a 1/40th interest in a share of contingent convertible perpetual non-cumulative preferred stock, Series D, no par value, $1,000 liquidation preference per share. The Preferred Stock represented by depositary shares automatically converted into the Common Stock at a conversion rate of 0.83333 shares of Common Stock for each depositary share on May 11, 2010, which was the 5th business day after Popular’s common shareholders approved the amendment to Popular’s restated certificate of incorporation to increase the number of authorized shares of Common Stock. The conversion of the depositary shares of Preferred Stock resulted in the issuance of 38,333,333 additional shares of Common Stock. The net proceeds from the public offering amounted to approximately $1.1 billion, after deducting the underwriting discount and estimated offering expenses. Note 35, “Net income (loss) per common share”, to the audited consolidated financial statements provides information on the impact of the conversion on net (loss) income per common share.

Dividend Reinvestment and Stock Purchase Plan

Popular offers a dividend reinvestment and stock purchase plan for our stockholders that allows them to reinvest their dividends in shares of the Common Stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of Common Stock directly from Popular by making optional cash payments at prevailing market prices. No shares will be sold directly by us to participants in the dividend reinvestment and stock purchase plan at less than the par value of our Common Stock. No additional shares were issued under the dividend reinvestment plan during 2013.

Equity Based Plans

For information about the securities authorized for issuance under our equity based plans, refer to Part III, Item 12.

In April 2004, our shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of Common Stock issuable under this Plan is 3,500,000.

In connection with our participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury is required for Popular to repurchase its Common Stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2013 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1 – October 31	2,075	$ 26.98	-	-
November 1 – November 30	-	-	-	-
December 1 – December 31	-	-	-	-

Total December 31, 2013	2,075	$ 26.98	-	-

Equity Compensation Plans

For information about our equity compensation plans, refer to Part III, Item 12.

Stock Performance Graph (1)

The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2008, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN

Total Return as of December 31

December 31, 2008 = 100

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

Our ratio of earnings to fixed charges and of earnings to fixed charges and Preferred Stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
Ratio of Earnings to Fixed Charges:	2013	2012	2011	2010 (1)	2009 (1)
Including Interest on Deposits	2.0	1.4	1.5	1.4	(A)
Excluding Interest on Deposits	2.7	1.8	2.0	1.7	(A)

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Including Interest on Deposits	2.0	1.4	1.4	1.4	(A)
Excluding Interest on Deposits	2.6	1.8	1.9	1.7	(A)

(1)	The computation of earnings to fixed charges and preferred stock dividends excludes the results of discontinued operations.

(A)

During 2009, earnings were not sufficient to cover fixed charges or preferred stock dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of approximately $625 million to achieve ratios of 1:1 in 2009.

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

Our long-term senior debt and Preferred Stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Long-term obligations	$1,584,754	$1,777,721	$1,856,372	$4,170,183	$2,648,632
Non-cumulative Preferred Stock	50,160	50,160	50,160	50,160	50,160

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears in the Annual Report under the caption Management Discussion and Analysis, and is incorporated herein by reference.

Table 31, “Maturity Distribution of Earning Assets”, in the Management Discussion and Analysis, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information regarding the market risk of our investments appears under the caption “Risk Management” in the Management Discussion and Analysis in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in the Annual Report under the caption “Statistical Summaries” in the Annual Report, and is incorporated herein by reference.

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

Assessment on Internal Control Over Financial Reporting

The information under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are located in our Annual Report and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table set forth information as of December 31, 2013 regarding securities issued and issuable to directors and eligible employees under our equity based compensation plans.

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities) Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	2001 Stock Option Plan	53,984	$239.99
	2004 Omnibus Incentive Plan	46,453	$ 269.50	2,381,967

Total		100,437	$ 253.64	2,381,967

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). The following financial statements and reports included on the Financial Review and Supplementary Information of Popular’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2013

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2013

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

S/ RICHARD L. CARRIÓN	Chairman of the Board, President,
Richard L. Carrión	Chief Executive Officer and Principal Executive Officer	02-28-14
S/ CARLOS J. VÁZQUEZ	Principal Financial Officer	02-28-14
Carlos J. Vázquez
Executive Vice President
S/ JORGE J. GARCÍA	Principal Accounting Officer	02-28-14
Jorge J. García
Senior Vice President and Controller
S/ ALEJANDRO M. BALLESTER
Alejandro M. Ballester	Director	02-28-14
S/ MARÍA LUISA FERRÉ
María Luisa Ferré	Director	02-28-14
S/ C. KIM GOODWIN
C. Kim Goodwin	Director	02-28-14
S/ JOAQUÍN E. BACARDÍ, III
Joaquín E. Bacardi, III	Director	02-28-14
S/ WILLIAM J. TEUBER JR
William J. Teuber Jr.	Director	02-28-14
S/ CARLOS A. UNANUE
Carlos A. Unanue	Director	02-28-14
S/ JOHN W. DIERCKSEN
John W. Diercksen	Director	02-28-14
S/ DAVID E. GOEL
David E. Goel	Director	02-28-14

Exhibit Index
2.1

Purchase and Assumption Agreement; Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Westernbank, Mayaguez Puerto Rico, the Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of April 30, 2010. The Purchase and Assumption Agreement includes as Exhibit 4.15A the Single Family Shared Loss Agreement and as Exhibit 4.15B the Commercial Shared-Loss Agreement (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K dated April 30, 2010 and filed on May 6, 2010).

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

4.30

Supplemental Indenture dated as of August 31, 2009, among Popular North America, Inc., as issuer, Popular, Inc., as guarantor, and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 of Popular, Inc.’s Current Report on Form 8-K dated August 31, 2009, and filed on September 3, 2009).

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

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.’s Registration Statement on Form S-8 (No. 333-60666), filed on May 10, 2001).
10.3	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4	Amendment to the Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Popular’s Proxy Statement filed with the SEC on March 5, 2013).
10.5

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

10.9

Compensation agreement for Carlos A. Unanue as director of Popular, Inc. dated January 28, 2010 (incorporated by reference to Exhibit 10.10 of Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10

Compensation agreement for C. Kim Goodwin as director of Popular, Inc. dated May 10, 2011 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11

Compensation Agreement for David E. Goel as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12

Compensation Agreement for Joaquin E. Bacardi, III as director of Popular, Inc. dated April 30, 2013 (incorporated by reference to Exhibit 10.1 of Popular, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.13	Compensation Agreement for John. W. Diercksen as director of Popular, Inc. dated October 18, 2013. (1)
10.14

Form of Letter Agreement Regarding Standards for Incentive Compensation to Executive Officers under the TARP Capital Purchase Program (incorporated by reference to Exhibit 10.33 of Popular, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.15

Purchase Agreement dated as of December 5, 2008 between Popular, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated December 5, 2008, as filed with the SEC on December 8, 2008).

10.16

Exchange Agreement by and among Popular, Inc., Popular Capital Trust III and the United States Department of Treasury, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated August 21, 2009 and filed on August 26, 2009).

10.17

IP Purchase and Sale Agreement, dated as of June 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K dated July 1, 2010 and filed on July 8, 2010).

10.18

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

10.20

Technology Agreement, dated as of September 30, 2010, between Popular, Inc. and EVERTEC, Inc. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K dated September 30, 2010 and filed on October 6, 2010).

10.21

Employment Offer to Carlos J. Vázquez, as President of Banco Popular North America (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.22

Agreement dated August 11, 2011 between Amílcar Jordán and his wife Leslie González and Popular, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated August 15, 2011 and filed August 17, 2011).

10.23

Stockholder Agreement dated as of April 17, 2012, among Carib Latam Holdings, Inc., and each of the holders of Carib Latam Holdings, Inc. (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K dated April 17, 2012 and filed on April 23, 2012).

10.24	Form of Popular, Inc. TARP Long-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.22 of Popular, Inc’s Annual Report of Form 10-K for the year ended December 31, 2012).
12.1	Popular, Inc.’s Computation of Ratio of Earnings to Fixed Charges. (1)
13.1	Popular, Inc.’s Annual Report to Shareholders for the year ended December 31, 2013. (1)
21.1	Schedule of Subsidiaries of Popular, Inc. (1)
23.1	Consent of Independent Registered Public Accounting Firm. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
99.1	Certification of Principal Executive Officer Pursuant to 31 C.F.R. § 30.15(1)
99.2	Certification of Principal Financial Officer Pursuant to 31 C.F.R. § 30.15(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

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