Form 10-Q
period 2014-03-31
POPULAR INC
filed 2014-05-12
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,476,117 shares outstanding as of May 5, 2014.

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

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; our ability to grow our core businesses; decisions to downsize, sell or close units or otherwise change our business mix; and management’s ability to identify and manage these and other risks. Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries. Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Part II, Item 1A” of this Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(In thousands, except share information)	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$387,917	$423,211

Money market investments:
Federal funds sold	7,490	5,055
Securities purchased under agreements to resell	178,142	175,965
Time deposits with other banks	1,436,801	677,433

Total money market investments	1,622,433	858,453

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	330,680	308,978
Other trading securities	28,567	30,765
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,757,178	1,286,839
Other investment securities available-for-sale	4,011,712	4,007,961
Investment securities held-to-maturity, at amortized cost (fair value 2014 - $127,799; 2013 - $120,688)	139,019	140,496
Other investment securities, at lower of cost or realizable value (realizable value 2014 - $170,244; 2013 - $184,526)	166,556	181,752
Loans held-for-sale, at lower of cost or fair value	94,877	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	21,703,050	21,704,010
Loans covered under loss sharing agreements with the FDIC	2,870,054	2,984,427
Less – Unearned income	91,273	92,144
Allowance for loan losses	640,348	640,555

Total loans held-in-portfolio, net	23,841,483	23,955,738

FDIC loss share asset	833,721	948,608
Premises and equipment, net	513,855	519,516
Other real estate not covered under loss sharing agreements with the FDIC	136,965	135,501
Other real estate covered under loss sharing agreements with the FDIC	158,747	168,007
Accrued income receivable	125,895	131,536
Mortgage servicing assets, at fair value	156,529	161,099
Other assets	1,747,646	1,687,558
Goodwill	647,757	647,757
Other intangible assets	42,625	45,132

Total assets	$36,744,162	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$6,326,596	$5,922,682
Interest bearing	20,939,055	20,788,463

Total deposits	27,265,651	26,711,145

Federal funds purchased and assets sold under agreements to repurchase	2,208,213	1,659,292
Other short-term borrowings	1,200	401,200
Notes payable	1,506,408	1,584,754
Other liabilities	1,016,943	766,792

Total liabilities	31,998,415	31,123,183

Commitments and contingencies (See Note 22)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,494,430 shares issued (2013 – 103,435,967) and 103,455,535 shares outstanding (2013 – 103,397,699)	1,035	1,034
Surplus	4,171,817	4,170,152
Retained earnings	679,908	594,430
Treasury stock – at cost, 38,895 shares (2013 – 38,268)	(898)	(881)
Accumulated other comprehensive loss, net of tax	(156,275)	(188,745)

Total stockholders’ equity	4,745,747	4,626,150

Total liabilities and stockholders’ equity	$36,744,162	$35,749,333

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended March 31,
(In thousands, except per share information)	2014	2013
Interest income:
Loans	$401,933	$385,926
Money market investments	973	955
Investment securities	35,127	37,823
Trading account securities	5,257	5,514

Total interest income	443,290	430,218

Interest expense:
Deposits	29,392	38,356
Short-term borrowings	9,041	9,782
Long-term debt	31,890	35,767

Total interest expense	70,323	83,905

Net interest income	372,967	346,313
Provision for loan losses - non-covered loans	47,358	206,300
Provision for loan losses - covered loans	25,714	17,556

Net interest income after provision for loan losses	299,895	122,457

Service charges on deposit accounts	41,250	43,722
Other service fees (Refer to Note 28)	54,043	56,093
Mortgage banking activities (Refer to Note 10)	3,681	20,300
Trading account profit (loss)	1,977	(984)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	11,776	(62,719)
Adjustments (expense) to indemnity reserves on loans sold	(10,347)	(16,143)
FDIC loss share (expense) income (Refer to Note 29)	(24,206)	(26,266)
Other operating income	28,391	20,054

Total non-interest income	106,565	34,057

Operating expenses:
Personnel costs	113,154	115,989
Net occupancy expenses	25,691	23,473
Equipment expenses	11,782	11,950
Other taxes	13,724	11,586
Professional fees	69,792	70,497
Communications	6,934	6,832
Business promotion	11,682	12,917
FDIC deposit insurance	11,973	9,280
Other real estate owned (OREO) expenses	6,187	46,741
Other operating expenses	23,364	21,965
Amortization of intangibles	2,504	2,468

Total operating expenses	296,787	333,698

Income (loss) before income tax	109,673	(177,184)
Income tax expense (benefit)	23,264	(56,877)

Net Income (Loss)	$86,409	$(120,307)

Net Income (Loss) Applicable to Common Stock	$85,478	$(121,237)

Net Income (Loss) per Common Share – Basic	$0.83	$(1.18)

Net Income (Loss) per Common Share – Diluted	$0.83	$(1.18)

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Quarters ended March 31,
(In thousands)	2014	2013
Net income (loss)	$86,409	$(120,307)

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(2,115)	724
Reclassification adjustment for losses included in net income	7,718	—
Amortization of net losses on pension and postretirement benefit plans	2,126	6,169
Amortization of prior service cost of pension and postretirement benefit plans	(950)	—
Unrealized holding gains (losses) on investments arising during the period	27,582	(28,955)
Unrealized net losses on cash flow hedges	(1,725)	(99)
Reclassification adjustment for net losses (gains) included in net income	1,824	(152)

Other comprehensive income (loss) before tax	34,460	(22,313)
Income tax (expense) benefit	(1,990)	3,173

Total other comprehensive income (loss), net of tax	32,470	(19,140)

Comprehensive income (loss), net of tax	$118,879	$(139,447)

Tax effect allocated to each component of other comprehensive income (loss):

	Quarters ended March 31,
(In thousands)	2014	2013
Amortization of net losses on pension and postretirement benefit plans	(829)	(1,851)
Amortization of prior service cost of pension and postretirement benefit plans	371	—
Unrealized holding gains (losses) on investments arising during the period	(1,493)	4,949
Unrealized net losses on cash flow hedges	672	30
Reclassification adjustment for net losses (gains) included in net income	(711)	45

Income tax (expense) benefit	$(1,990)	$3,173

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings (accumulated deficit)	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net loss				(120,307)			(120,307)
Issuance of stock	1		1,544				1,545
Dividends declared:
Preferred stock				(930)			(930)
Common stock purchases					(25)		(25)
Other comprehensive loss, net of tax						(19,140)	(19,140)

Balance at March 31, 2013	$1,033	$50,160	$4,151,838	$(109,411)	$(469)	$(122,008)	$3,971,143

Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net income				86,409			86,409
Issuance of stock	1		1,665				1,666
Dividends declared:
Preferred stock				(931)			(931)
Common stock purchases					(17)		(17)
Other comprehensive income, net of tax						32,470	32,470

Balance at March 31, 2014	$1,035	$50,160	$4,171,817	$679,908	$(898)	$(156,275)	$4,745,747

Disclosure of changes in number of shares:	March 31, 2014	March 31, 2013
Preferred Stock:
Balance at beginning and end of period	2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period	103,435,967	103,193,303
Issuance of stock	58,463	59,715

Balance at end of the period	103,494,430	103,253,018
Treasury stock	(38,895)	(24,403)

Common Stock – Outstanding	103,455,535	103,228,615

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$86,409	$(120,307)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	73,072	223,856
Amortization of intangibles	2,504	2,468
Depreciation and amortization of premises and equipment	11,965	12,254
Net accretion of discounts and amortization of premiums and deferred fees	(39,571)	(14,257)
Fair value adjustments on mortgage servicing rights	8,096	5,615
FDIC loss share expense	24,206	26,266
Adjustments (expense) to indemnity reserves on loans sold	10,347	16,143
Earnings from investments under the equity method	(16,930)	(9,594)
Deferred income tax expense (benefit)	13,898	(60,528)
Loss (gain) on:
Disposition of premises and equipment	(1,671)	(1,468)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(18,953)	48,959
Sale of foreclosed assets, including write-downs	(1,199)	38,363
Acquisitions of loans held-for-sale	(76,125)	(15,335)
Proceeds from sale of loans held-for-sale	45,115	51,000
Net originations on loans held-for-sale	(179,057)	(382,810)
Net (increase) decrease in:
Trading securities	218,997	423,236
Accrued income receivable	5,641	(9,815)
Other assets	(1,463)	28,181
Net increase (decrease) in:
Interest payable	(2,680)	(255)
Pension and other postretirement benefit obligation	(1,562)	1,470
Other liabilities	(1,193)	(28,586)

Total adjustments	73,437	355,163

Net cash provided by operating activities	159,846	234,856

Cash flows from investing activities:
Net increase in money market investments	(763,980)	(258,664)
Purchases of investment securities:
Available-for-sale	(436,233)	(736,069)
Held-to-maturity	—	(250)
Other	(34,768)	(49,018)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	194,949	497,175
Held-to-maturity	1,888	2,078
Other	49,964	35,884
Net repayments on loans	205,660	468,309
Proceeds from sale of loans	42,238	43,044
Acquisition of loan portfolios	(201,385)	(1,026,485)
Net payments from (to) FDIC under loss sharing agreements	81,327	(107)
Return of capital from equity method investments	—	438
Mortgage servicing rights purchased	—	(45)
Acquisition of premises and equipment	(11,017)	(11,983)
Proceeds from sale of:
Premises and equipment	6,385	4,205
Foreclosed assets	38,830	71,930

Net cash used in by investing activities	(826,142)	(959,558)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	559,972	(3,795)
Federal funds purchased and assets sold under agreements to repurchase	548,921	248,923
Other short-term borrowings	(400,000)	315,000
Payments of notes payable	(110,514)	(48,281)
Proceeds from issuance of notes payable	31,905	14,882
Proceeds from issuance of common stock	1,666	1,545
Dividends paid	(931)	(620)
Net payments for repurchase of common stock	(17)	(25)

Net cash provided by financing activities	631,002	527,629

Net decrease in cash and due from banks	(35,294)	(197,073)
Cash and due from banks at beginning of period	423,211	439,363

Cash and due from banks at end of period	$387,917	$242,290

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial

Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides commercial and retail banking services, including mortgage loan originations, through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 34 to the consolidated financial statements present information about the Corporation’s business segments. Note 35 presents information regarding definitive agreements entered into by Popular Community Bank to sell its regional operations in California, Illinois and Central Florida.

Principles of Consolidation and Basis of Presentation

The consolidated interim financial statements have been prepared without audit. The consolidated statement of financial condition data at December 31, 2013 was derived from audited financial statements. The unaudited interim financial statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results.

Certain reclassifications have been made to the 2013 consolidated financial statements and notes to the financial statements to conform with the 2014 presentation. During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. Refer to Note 24 “Related party transactions with affiliated company / joint venture” for additional information.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2013, included in the Corporation’s 2013 Annual Report (the “2013 Annual Report”). Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity (“ASU 2014-08”)

The FASB issued ASU 2014-08 in April 2014, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will include more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide information about the ongoing trends in the reporting organization’s results from continuing operations.

The amendments in the ASU are effective in the first quarter of 2015. Early adoption is permitted.

The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its consolidated financial statements.

FASB Accounting Standards Update 2014-04, Receivables-Troubled Debt Restructuring by Creditors (SubTopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”)

The FASB issued ASU 2014-04 in January 2014 which clarifies when a creditor should be considered to have received physical possession of a residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.

The amendments of this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

The amendment of this guidance requires interim and annual disclosures of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

ASU 2014-04 is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The amendments in this ASU can be elected using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted.

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

The Corporation adopted this guidance on the first quarter of 2014 and did not have a material effect on the Corporation’s consolidated financial statements.

FASB Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”)

The FASB issued ASU 2013-05 in March 2013 which clarifies the applicable guidance for the release of the cumulative translation adjustment. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in ASC subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets has resided.

For an equity method investment that is a foreign entity, the partial sale guidance in ASC Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

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

The Corporation adopted this guidance on the first quarter of 2014 and recognized a loss of approximately $7.7 million resulting from the reclassification from other comprehensive income into earnings of the cumulative foreign translation adjustment related to the dilution on its equity investment in BHD. Refer to note 13 for additional information.

Note 3 - Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.0 billion at March 31, 2014 (December 31, 2013 - $992 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At March 31, 2014 the Corporation held $43 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2013 - $44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

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

(In thousands)	March 31, 2014	December 31, 2013
Investment securities available-for-sale, at fair value	$2,270,951	$1,638,558
Investment securities held-to-maturity, at amortized cost	35,000	35,000
Loans held-for-sale measured at lower of cost or fair value	217	363
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	399,688	407,257
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,963,825	9,108,984

Total pledged assets	$11,669,681	$11,190,162

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At March 31, 2014, the Corporation had $ 1.0 billion in investment securities available-for-sale and $ 0.5 billion in loans that served as collateral to secure public funds (December 31, 2013 - $ 1.0 billion and $ 0.5 billion, respectively).

At March 31, 2014, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.0 billion (December 31, 2013 - $3.0 billion). Refer to Notes 16 to the consolidated financial statements for borrowings outstanding under these credit facilities. At March 31, 2014, the credit facilities authorized with the FHLB were collateralized by $ 3.8 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). Also, at March 31, 2014, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $3.4 billion, which remained unused as of such date ( December 31, 2013 - $3.4 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At March 31, 2014, the credit facilities with the Fed discount window were collateralized by $ 5.1 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at March 31, 2014 trades receivables from brokers and counterparties amounting to $59 million were pledged to secure repurchase agreements (December 31, 2013 - $69 million).

Note 5 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at March 31, 2014 and December 31, 2013.

	At March 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$26,281	$1,809	$—	$28,090	3.86%

Total U.S. Treasury securities	26,281	1,809	—	28,090	3.86

Obligations of U.S. Government sponsored entities
Within 1 year	6,998	8	—	7,006	0.14
After 1 to 5 years	1,803,615	1,415	12,537	1,792,493	1.20
After 5 to 10 years	377,500	163	13,396	364,267	1.52
After 10 years	23,000	—	1,627	21,373	3.13

Total obligations of U.S. Government sponsored entities	2,211,113	1,586	27,560	2,185,139	1.27

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	5,391	35	47	5,379	2.86
After 5 to 10 years	23,261	—	1,248	22,013	5.46
After 10 years	48,823	53	7,640	41,236	5.85

Total obligations of Puerto Rico, States and political subdivisions	77,475	88	8,935	68,628	5.52

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	4,510	84	—	4,594	1.84
After 5 to 10 years	30,681	1,036	13	31,704	2.90
After 10 years	2,398,213	17,209	63,113	2,352,309	2.06

Total collateralized mortgage obligations - federal agencies	2,433,404	18,329	63,126	2,388,607	2.07

Collateralized mortgage obligations - private label
After 10 years	311	2	—	313	3.91

Total collateralized mortgage obligations - private label	311	2	—	313	3.91

Mortgage-backed securities
Within 1 year	166	10	—	176	2.65
After 1 to 5 years	19,809	1,018	—	20,827	4.41
After 5 to 10 years	104,025	3,589	1,525	106,089	3.36
After 10 years	904,177	53,101	2,440	954,838	3.97

Total mortgage-backed securities	1,028,177	57,718	3,965	1,081,930	3.92

Equity securities (without contractual maturity)	3,178	1,166	135	4,209	4.12

Other
After 1 to 5 years	9,547	—	75	9,472	1.68
After 10 years	2,439	63	—	2,502	3.61

Total other	11,986	63	75	11,974	2.07

Total investment securities available-for-sale	$5,791,925	$80,761	$103,796	$5,768,890	2.15%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$26,474	$2,008	$—	$28,482	3.85%

Total U.S. Treasury securities	26,474	2,008	—	28,482	3.85

Obligations of U.S. Government sponsored entities
Within 1 year	25,021	39	—	25,060	1.85
After 1 to 5 years	1,087,453	1,678	12,715	1,076,416	1.26
After 5 to 10 years	528,611	100	21,742	506,969	1.52
After 10 years	23,000	—	2,240	20,760	3.12

Total obligations of U.S. Government sponsored entities	1,664,085	1,817	36,697	1,629,205	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,228	45	85	6,188	4.64
After 5 to 10 years	23,147	—	1,978	21,169	6.33
After 10 years	48,803	29	9,812	39,020	5.84

Total obligations of Puerto Rico, States and political subdivisions	78,178	74	11,875	66,377	5.89

Collateralized mortgage obligations - federal agencies
After 1 to 5 years	5,131	101	—	5,232	1.79
After 5 to 10 years	31,613	921	—	32,534	2.98
After 10 years	2,438,021	18,532	76,023	2,380,530	2.05

Total collateralized mortgage obligations - federal agencies	2,474,765	19,554	76,023	2,418,296	2.06

Collateralized mortgage obligations - private label
After 10 years	509	4	—	513	3.78

Total collateralized mortgage obligations - private label	509	4	—	513	3.78

Mortgage-backed securities
Within 1 year	419	24	—	443	3.14
After 1 to 5 years	15,921	833	—	16,754	4.50
After 5 to 10 years	62,373	3,058	1,214	64,217	4.12
After 10 years	1,007,733	50,807	4,313	1,054,227	3.93

Total mortgage-backed securities	1,086,446	54,722	5,527	1,135,641	3.95

Equity securities (without contractual maturity)	3,178	1,109	171	4,116	4.06

Other
After 1 to 5 years	9,638	—	141	9,497	1.68
After 10 years	2,604	69	—	2,673	3.61

Total other	12,242	69	141	12,170	2.09

Total investment securities available-for-sale	$5,345,877	$79,357	$130,434	$5,294,800	2.30%

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

There were no securities sold during the quarters ended March 31, 2014 and 2013.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	At March 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$1,766,585	$26,910	$22,815	$650	$1,789,400	$27,560
Obligations of Puerto Rico, States and political subdivisions	29,571	456	35,089	8,479	64,660	8,935
Collateralized mortgage obligations - federal agencies	1,387,656	49,496	220,582	13,630	1,608,238	63,126
Mortgage-backed securities	75,600	2,895	11,817	1,070	87,417	3,965
Equity securities	—	—	1,692	135	1,692	135
Other	—	—	9,472	75	9,472	75

Total investment securities available-for-sale in an unrealized loss position	$3,259,412	$79,757	$301,467	$24,039	$3,560,879	$103,796

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$1,326,866	$32,457	$69,257	$4,240	$1,396,123	$36,697
Obligations of Puerto Rico, States and political subdivisions	54,256	11,685	8,330	190	62,586	11,875
Collateralized mortgage obligations - federal agencies	1,567,654	70,378	96,676	5,645	1,664,330	76,023
Mortgage-backed securities	105,455	4,762	7,225	765	112,680	5,527
Equity securities	1,657	171	—	—	1,657	171
Other	—	—	9,497	141	9,497	141

Total investment securities available-for-sale in an unrealized loss position	$3,055,888	$119,453	$190,985	$10,981	$3,246,873	$130,434

As of March 31, 2014, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $104 million, driven by US Agency Collateralized Mortgage Obligations, obligations from the U.S. Government sponsored entities, and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the US Agency guarantee. The portfolio of obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At March 31, 2014, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date.

At March 31, 2014, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	March 31, 2014		December 31, 2013
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,257,350	$2,219,711	$2,318,171	$2,266,610
FHLB	813,953	804,431	336,933	326,220
Freddie Mac	1,522,882	1,513,135	1,434,346	1,418,216

Note 6 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at March 31, 2014 and December 31, 2013.

	At March 31, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,685	$—	$23	$12,662	2.10%
After 1 to 5 years	12,595	—	1,034	11,561	5.93
After 5 to 10 years	20,925	—	5,610	15,315	6.08
After 10 years	66,200	888	5,431	61,657	2.29

Total obligations of Puerto Rico, States and political subdivisions	112,405	888	12,098	101,195	3.38

Collateralized mortgage obligations - federal agencies
After 10 years	114	—	9	105	5.45

Total collateralized mortgage obligations - federal agencies	114	—	9	105	5.45

Other
Within 1 year	26,250	—	—	26,250	3.39
After 1 to 5 years	250	—	1	249	1.37

Total other	26,500	—	1	26,499	3.37

Total investment securities held-to-maturity	$139,019	$888	$12,108	$127,799	3.38%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,570	$—	$12	$12,558	2.06%
After 1 to 5 years	12,060	—	984	11,076	5.91
After 5 to 10 years	20,015	—	5,251	14,764	6.06
After 10 years	69,236	257	13,179	56,314	2.43

Total obligations of Puerto Rico, States and political subdivisions	113,881	257	19,426	94,712	3.40

Collateralized mortgage obligations - federal agencies
After 10 years	115	7	—	122	5.45

Total collateralized mortgage obligations - federal agencies	115	7	—	122	5.45

Other
Within 1 year	26,000	—	645	25,355	3.41
After 1 to 5 years	500	—	1	499	1.33

Total other	26,500	—	646	25,854	3.37

Total investment securities held-to-maturity	$140,496	$264	$20,072	$120,688	3.40%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	At March 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$55,600	$6,718	$24,695	$5,380	$80,295	$12,098
Collateralized mortgage obligations - federal agencies	105	9	—	—	105	9
Other	249	1	—	—	249	1

Total investment securities held-to-maturity in an unrealized loss position	$55,954	$6,728	$24,695	$5,380	$80,649	$12,108

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$60,028	$12,180	$13,044	$7,246	$73,072	$19,426
Other	24,604	646	—	—	24,604	646

Total investment securities held-to-maturity in an unrealized loss position	$84,632	$12,826	$13,044	$7,246	$97,676	$20,072

As indicated in Note 5 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at March 31, 2014 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $62 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $40 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default. In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2013 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Commercial multi-family	$1,174,906	$1,175,937
Commercial real estate non-owner occupied	3,013,789	2,970,505
Commercial real estate owner occupied	2,109,840	2,166,545
Commercial and industrial	3,716,186	3,724,197
Construction	176,766	206,084
Mortgage	6,669,376	6,681,476
Leasing	546,880	543,761
Legacy[2]	197,164	211,135
Consumer:
Credit cards	1,163,617	1,185,272
Home equity lines of credit	466,783	478,211
Personal	1,424,161	1,349,119
Auto	735,976	699,980
Other	216,333	219,644

Total loans held-in-portfolio[1]	$21,611,777	$21,611,866

[1]	Non-covered loans held-in-portfolio at March 31, 2014 are net of $91 million in unearned income and exclude $95 million in loans held-for-sale (December 31, 2013 - $92 million in unearned income and $110 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Commercial real estate	$1,684,134	$1,710,229
Commercial and industrial	107,551	102,575
Construction	127,444	190,127
Mortgage	907,069	934,373
Consumer	43,856	47,123

Total loans held-in-portfolio	$2,870,054	$2,984,427

The following table provides a breakdown of loans held-for-sale (“LHFS”) at March 31, 2014 and December 31, 2013 by main categories.

(In thousands)	March 31, 2014	December 31, 2013
Commercial	$—	$603
Mortgage	94,877	109,823

Total loans held-for-sale	$94,877	$110,426

During the quarter ended March 31, 2014, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $161 million (March 31, 2013 - $1.0 billion). Additionally, the Corporation recorded purchases of $92 million in consumer loans during the quarter ended March 31, 2014 (March 31, 2013 - $0) and purchases of $21 million in commercial loans during the quarter ended March 31, 2014 (March 31, 2013 - $0).

The Corporation performed whole-loan sales involving approximately $43 million of residential mortgage loans during the quarter ended March 31, 2014 (March 31, 2013 - $50 million). Also, during the quarter ended March 31, 2014, the Corporation securitized approximately $166 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities and $63 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities, compared to $285 million and $128 million, respectively, during the quarter ended March 31, 2013. The Corporation sold commercial and construction loans with a book value of approximately $30 million during the quarter ended March 31, 2014 (March 31, 2013 - $401 million, sold as part of the bulk sale of non-performing asset completed during such quarter).

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at March 31, 2014 and December 31, 2013. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At March 31, 2014
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$4,351	$—	$9,655	$—	$14,006	$—
Commercial real estate non-owner occupied	46,879	—	26,344	—	73,223	—
Commercial real estate owner occupied	107,617	—	18,456	—	126,073	—
Commercial and industrial	87,084	691	6,543	—	93,627	691
Construction	22,464	—	—	—	22,464	—
Mortgage[2][3]	229,801	386,765	22,220	—	252,021	386,765
Leasing	3,050	—	—	—	3,050	—
Legacy	—	—	11,608	—	11,608	—
Consumer:
Credit cards	—	21,333	474	—	474	21,333
Home equity lines of credit	—	71	6,976	—	6,976	71
Personal	16,467	—	833	—	17,300	—
Auto	10,887	—	2	—	10,889	—
Other	3,623	550	—	—	3,623	550

Total[1]	$532,223	$409,410	$103,111	$—	$635,334	$409,410

[1]	For purposes of this table non-performing loans exclude $ 789 thousand in non-performing loans held-for-sale.
[2]	Non-covered loans by $49 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $117 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2014. Furthermore, the Corporation has approximately $52 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

At December 31, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$4,944	$—	$20,894	$—	$25,838	$—
Commercial real estate non-owner occupied	41,959	—	42,413	—	84,372	—
Commercial real estate owner occupied	83,441	—	23,507	—	106,948	—
Commercial and industrial	55,753	556	6,142	—	61,895	556
Construction	18,108	—	5,663	—	23,771	—
Mortgage[2][3]	206,389	395,645	26,292	—	232,681	395,645
Leasing	3,495	—	—	—	3,495	—
Legacy	—	—	15,050	—	15,050	—
Consumer:
Credit cards	—	20,313	486	—	486	20,313
Home equity lines of credit	—	147	8,632	—	8,632	147
Personal	17,054	54	1,591	—	18,645	54
Auto	10,562	—	2	—	10,564	—
Other	5,550	585	21	—	5,571	585

Total[1]	$447,255	$417,300	$150,693	$—	$597,948	$417,300

[1]	For purposes of this table non-performing loans exclude $ 1 million in non-performing loans held-for-sale.
[2]	Non-covered loans by $43 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $115 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2013. Furthermore, the Corporation has approximately $50 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at March 31, 2014 and December 31, 2013 for non-covered loans held-in-portfolio (net of unearned income).

March 31, 2014
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$438	$—	$4,351	$4,789	$68,503	$73,292
Commercial real estate non-owner occupied	19,114	1,597	46,879	67,590	1,862,095	1,929,685
Commercial real estate owner occupied	44,994	4,315	107,617	156,926	1,411,179	1,568,105
Commercial and industrial	46,108	2,056	87,775	135,939	2,735,977	2,871,916
Construction	14,441	—	22,464	36,905	104,698	141,603
Mortgage	293,866	159,568	666,065	1,119,499	4,305,362	5,424,861
Leasing	6,230	2,519	3,050	11,799	535,081	546,880
Consumer:
Credit cards	13,358	9,092	21,333	43,783	1,104,767	1,148,550
Home equity lines of credit	266	—	71	337	14,193	14,530
Personal	13,715	6,733	16,467	36,915	1,255,697	1,292,612
Auto	33,886	8,202	10,887	52,975	682,585	735,560
Other	806	148	4,173	5,127	210,198	215,325

Total	$487,222	$194,230	$991,132	$1,672,584	$14,290,335	$15,962,919

March 31, 2014
U.S. mainland
	Past due
(In thousands)	30-59 days	60-89 days	90 days or more	Total past due	Current	Loans HIP U.S. mainland
Commercial multi-family	$3,757	$—	$9,655	$13,412	$1,088,202	$1,101,614
Commercial real estate non-owner occupied	4,364	626	26,344	31,334	1,052,770	1,084,104
Commercial real estate owner occupied	5,002	380	18,456	23,838	517,897	541,735
Commercial and industrial	10,611	1,511	6,543	18,665	825,605	844,270
Construction	—	—	—	—	35,163	35,163
Mortgage	36,914	2,181	22,220	61,315	1,183,200	1,244,515
Legacy	10,218	1,001	11,608	22,827	174,337	197,164
Consumer:
Credit cards	218	186	474	878	14,189	15,067
Home equity lines of credit	3,350	1,387	6,976	11,713	440,540	452,253
Personal	2,897	737	833	4,467	127,082	131,549
Auto	21	—	2	23	393	416
Other	—	—	—	—	1,008	1,008

Total	$77,352	$8,009	$103,111	$188,472	$5,460,386	$5,648,858

March 31, 2014
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$4,195	$—	$14,006	$18,201	$1,156,705	$1,174,906
Commercial real estate non-owner occupied	23,478	2,223	73,223	98,924	2,914,865	3,013,789
Commercial real estate owner occupied	49,996	4,695	126,073	180,764	1,929,076	2,109,840
Commercial and industrial	56,719	3,567	94,318	154,604	3,561,582	3,716,186
Construction	14,441	—	22,464	36,905	139,861	176,766
Mortgage	330,780	161,749	688,285	1,180,814	5,488,562	6,669,376
Leasing	6,230	2,519	3,050	11,799	535,081	546,880
Legacy	10,218	1,001	11,608	22,827	174,337	197,164
Consumer:
Credit cards	13,576	9,278	21,807	44,661	1,118,956	1,163,617
Home equity lines of credit	3,616	1,387	7,047	12,050	454,733	466,783
Personal	16,612	7,470	17,300	41,382	1,382,779	1,424,161
Auto	33,907	8,202	10,889	52,998	682,978	735,976
Other	806	148	4,173	5,127	211,206	216,333

Total	$564,574	$202,239	$1,094,243	$1,861,056	$19,750,721	$21,611,777

December 31, 2013
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$446	$—	$4,944	$5,390	$77,013	$82,403
Commercial real estate non-owner occupied	13,889	349	41,959	56,197	1,808,021	1,864,218
Commercial real estate owner occupied	13,725	8,318	83,441	105,484	1,501,019	1,606,503
Commercial and industrial	9,960	4,463	56,309	70,732	2,841,734	2,912,466
Construction	2,329	—	18,108	20,437	140,734	161,171
Mortgage	316,663	154,882	645,444	1,116,989	4,283,690	5,400,679
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Consumer:
Credit cards	13,797	9,991	20,313	44,101	1,125,520	1,169,621
Home equity lines of credit	133	53	147	333	14,845	15,178
Personal	12,897	6,794	17,108	36,799	1,177,085	1,213,884
Auto	31,340	9,361	10,562	51,263	648,228	699,491
Other	1,834	859	6,135	8,828	209,636	218,464

Total	$424,470	$196,677	$907,965	$1,529,112	$14,358,727	$15,887,839

December 31, 2013
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$3,621	$1,675	$20,894	$26,190	$1,067,344	$1,093,534
Commercial real estate non-owner occupied	4,255	—	42,413	46,668	1,059,619	1,106,287
Commercial real estate owner occupied	657	8,452	23,507	32,616	527,426	560,042
Commercial and industrial	2,331	2,019	6,142	10,492	801,239	811,731
Construction	—	—	5,663	5,663	39,250	44,913
Mortgage	30,713	9,630	26,292	66,635	1,214,162	1,280,797
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	285	200	486	971	14,680	15,651
Home equity lines of credit	2,794	2,198	8,632	13,624	449,409	463,033
Personal	3,196	826	1,591	5,613	129,622	135,235
Auto	11	—	2	13	476	489
Other	43	50	21	114	1,066	1,180

Total	$56,985	$27,148	$150,693	$234,826	$5,489,201	$5,724,027

December 31, 2013
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$4,067	$1,675	$25,838	$31,580	$1,144,357	$1,175,937
Commercial real estate non-owner occupied	18,144	349	84,372	102,865	2,867,640	2,970,505
Commercial real estate owner occupied	14,382	16,770	106,948	138,100	2,028,445	2,166,545
Commercial and industrial	12,291	6,482	62,451	81,224	3,642,973	3,724,197
Construction	2,329	—	23,771	26,100	179,984	206,084
Mortgage	347,376	164,512	671,736	1,183,624	5,497,852	6,681,476
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	14,082	10,191	20,799	45,072	1,140,200	1,185,272
Home equity lines of credit	2,927	2,251	8,779	13,957	464,254	478,211
Personal	16,093	7,620	18,699	42,412	1,306,707	1,349,119
Auto	31,351	9,361	10,564	51,276	648,704	699,980
Other	1,877	909	6,156	8,942	210,702	219,644

Total	$481,455	$223,825	$1,058,658	$1,763,938	$19,847,928	$21,611,866

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at March 31, 2014 and December 31, 2013 by main categories.

(In thousands)	March 31, 2014	December 31, 2013
Commercial	$—	$603
Mortgage	789	489

Total	$789	$1,092

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $216 million at March 31, 2014 (March 31, 2013 - $148 million). At March 31, 2014, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2014 and 2013 were as follows:

Activity in the accretable yield - Non-covered loans ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2014	March 31, 2013
Beginning balance	$49,398	$—
Additions	7,084	37,235
Accretion	(2,374)	(608)
Change in expected cash flows	13,177	—

Ending balance	$67,285	$36,627

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
(In thousands)	March 31, 2014	March 31, 2013
Beginning balance	$173,659	$—
Additions	20,042	133,412
Accretion	2,374	608
Collections and charge-offs	(5,859)	(979)

Ending balance	$190,216	$133,041
Allowance for loan losses ASC 310-30 non-covered loans	(15,078)	—

Ending balance, net of allowance for loan losses	$175,138	$133,041

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Commercial real estate	$8,570	$—	$8,345	$—
Commercial and industrial	1,003	—	7,335	456
Construction	11,580	—	11,872	—
Mortgage	2,537	—	1,739	69
Consumer	222	—	90	112

Total[1]	$23,912	$—	$29,381	$637

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at March 31, 2014 and December 31, 2013 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

March 31, 2014
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$32,837	$4,819	$368,923	$406,579	$1,277,555	$1,684,134
Commercial and industrial	1,160	862	8,378	10,400	97,151	107,551
Construction	—	—	115,978	115,978	11,466	127,444
Mortgage	60,074	14,979	156,194	231,247	675,822	907,069
Consumer	2,346	1,025	4,014	7,385	36,471	43,856

Total covered loans	$96,417	$21,685	$653,487	$771,589	$2,098,465	$2,870,054

December 31, 2013
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$42,898	$8,745	$374,301	$425,944	$1,284,285	$1,710,229
Commercial and industrial	1,584	349	16,318	18,251	84,324	102,575
Construction	399	—	178,007	178,406	11,721	190,127
Mortgage	50,222	23,384	165,030	238,636	695,737	934,373
Consumer	2,588	1,328	4,200	8,116	39,007	47,123

Total covered loans	$97,691	$33,806	$737,856	$869,353	$2,115,074	$2,984,427

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	March 31, 2014			December 31, 2013
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,481,476	$150,681	$1,632,157	$1,483,331	$149,341	$1,632,672
Commercial and industrial	55,268	2,223	57,491	55,192	3,069	58,261
Construction	58,975	54,556	113,531	71,864	104,356	176,220
Mortgage	840,490	53,774	894,264	862,878	59,483	922,361
Consumer	33,244	2,435	35,679	35,810	2,623	38,433

Carrying amount	2,469,453	263,669	2,733,122	2,509,075	318,872	2,827,947
Allowance for loan losses	(56,953)	(33,418)	(90,371)	(57,594)	(36,321)	(93,915)

Carrying amount, net of allowance	$2,412,500	$230,251	$2,642,751	$2,451,481	$282,551	$2,734,032

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $3.6 billion at March 31, 2014 (December 31, 2013 - $3.8 billion). At March 31, 2014, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended March 31, 2014 and 2013, were as follows:

	Activity in the accretable yield
	Covered loans ASC 310-30
	For the quarters ended
	March 31, 2014			March 31, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$1,297,725	$11,480	$1,309,205	$1,446,381	$5,288	$1,451,669
Accretion	(72,552)	(6,566)	(79,118)	(61,177)	(3,813)	(64,990)
Change in expected cash flows	(12,467)	592	(11,875)	(12,829)	(1,715)	(14,544)

Ending balance	$1,212,706	$5,506	$1,218,212	$1,372,375	$(240)	$1,372,135

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	March 31, 2014			March 31, 2013
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Beginning balance	$2,509,075	$318,872	$2,827,947	$3,051,964	$439,795	$3,491,759
Accretion	72,552	6,566	79,118	61,177	3,813	64,990
Collections and charge-offs	(112,174)	(61,769)	(173,943)	(354,197)	(44,889)	(399,086)

Ending balance	$2,469,453	$263,669	$2,733,122	$2,758,944	$398,719	$3,157,663
Allowance for loan losses
ASC 310-30 covered loans	(56,953)	(33,418)	(90,371)	(52,542)	(39,031)	(91,573)

Ending balance, net of ALLL	$2,412,500	$230,251	$2,642,751	$2,706,402	$359,688	$3,066,090

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.1 billion at March 31, 2014 (December 31, 2013 - $0.2 billion).

Note 8 – Allowance for loan losses

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically loss contingencies guidance in ASC Subtopic 450-20 (general reserve) and loan impairment guidance in ASC Section 310-10-35 (specific reserve).

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate for the commercial, construction and legacy loan portfolios and 6-month average loss rate for the consumer and mortgage loan portfolios, when these trends are higher than the respective base loss rates, up to a determined cap in the case of consumer and mortgage loan portfolios. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process, while limiting excessive pro-cyclicality on changing economic periods using caps for the consumer and mortgage portfolios given the shorter six month look back window. These caps are calibrated annually at the end of each year and consistently applied until the next annual review. As part of the periodic review of the adequacy of the ALLL models and related assumptions, management monitors and reviews the loan segments for which the caps are being triggered in order to assess the reasonability of the cap in light of the risk profile of the portfolio and current credit and loss trends. Upon the completion of these qualitative reviews, management may make reserve adjustments that may partially or fully override the effect of the caps, if warranted. The caps are determined by measuring historic periods in which the recent loss trend adjustment rates were higher than the base loss rates and setting the cap at a percentile of the historic trend loss rates.

For the period ended March 31, 2014, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in only one portfolio segment within the Puerto Rico consumer portfolio. Management assessed the impact of the applicable cap through a review of qualitative factors that specifically considered the drivers of recent loss trends and changes to the portfolio composition. The related effect of the aforementioned cap was immaterial for the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico consumer portfolio.

For the period ended March 31, 2013, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in one consumer portfolio segment and one mortgage portfolio segment in the Puerto Rico region. Management assessed the adequacy of the applicable caps through a review of qualitative factors and recorded a $1.9 million qualitative offsetting adjustment that reversed the effect of the cap on the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico consumer and mortgage portfolios. This offsetting adjustment considered the aforementioned review of qualitative factors, specifically, recent loss trends and changes to the portfolio composition.

At March 31, 2013, the impact of the use of recent loss trend adjustment caps on the overall level of Allowance for Loan and Lease Losses for the commercial portfolio was immaterial. The use of recent loss trend adjustment caps in the commercial portfolio was eliminated in the second quarter of 2013.

For the period ended March 31, 2014, 34% (March 31, 2013 - 51%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, mortgage, personal and auto loan portfolios for 2014, and in the commercial multi-family, commercial real estate non-owner occupied, commercial real estate owner occupied, mortgage, leasing and auto loan portfolios for 2013.

For the period ended March 31, 2014, 23% (March 31, 2013 - 13%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, construction and legacy loan portfolios for 2014 and in the commercial multi-family and consumer loan portfolios for 2013.

•	Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, were adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases or decreases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis was used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

The following tables present the changes in the allowance for loan losses for the quarters ended March 31, 2014 and 2013.

For the quarter ended March 31, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	11,157	(1,394)	15,982	517	27,653	53,915
Charge-offs	(22,117)	(416)	(8,726)	(967)	(29,196)	(61,422)
Recoveries	6,944	1,794	210	311	6,213	15,472

Ending balance	$124,134	$5,079	$137,796	$10,483	$157,248	$434,740

For the quarter ended March 31, 2014
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	4,039	17,567	4,498	—	(390)	25,714
Charge-offs	(7,968)	(22,981)	(1,656)	—	295	(32,310)
Recoveries	320	1,889	—	—	68	2,277

Ending balance	$38,589	$15,966	$38,848	$—	$4,370	$97,773

For the quarter ended March 31, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$46,832	$247	$26,599	$13,704	$24,306	$111,688
Provision (reversal of provision)	(2,643)	(200)	(562)	(5,314)	2,162	(6,557)
Charge-offs	(8,082)	—	(1,538)	(3,445)	(5,976)	(19,041)
Recoveries	11,773	176	668	8,327	801	21,745

Ending balance	$47,880	$223	$25,167	$13,272	$21,293	$107,835

For the quarter ended March 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	12,553	15,973	19,918	(5,314)	517	29,425	73,072
Charge-offs	(38,167)	(23,397)	(11,920)	(3,445)	(967)	(34,877)	(112,773)
Recoveries	19,037	3,859	878	8,327	311	7,082	39,494

Ending balance	$210,603	$21,268	$201,811	$13,272	$10,483	$182,911	$640,348

For the quarter ended March 31, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision	128,877	2,742	28,212	1,985	42,476	204,292
Charge-offs	(32,446)	(1,629)	(17,759)	(1,543)	(27,360)	(80,737)
Recoveries	8,134	1,274	986	559	7,359	18,312
Net write-down related to loans sold	(161,297)	(1,846)	—	—	—	(163,143)

Ending balance	$160,883	$6,403	$130,466	$3,895	$122,374	$424,021

For the quarter ended March 31, 2013
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision	6,156	5,792	1,810	—	3,798	17,556
Charge-offs	(10,565)	(9,759)	(2,062)	—	(4,567)	(26,953)
Recoveries	30	314	11	—	3	358

Ending balance	$67,681	$6,293	$20,673	$—	$5,220	$99,867

For the quarter ended March 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$80,067	$1,567	$30,348	$33,102	$31,320	$176,404
Provision (reversal of provision)	(3,219)	(531)	3,921	(1,197)	3,034	2,008
Charge-offs	(13,140)	—	(4,017)	(6,341)	(7,197)	(30,695)
Recoveries	4,279	—	1,227	5,213	1,044	11,763

Ending balance	$67,987	$1,036	$31,479	$30,777	$28,201	$159,480

For the quarter ended March 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	131,814	8,003	33,943	(1,197)	1,985	49,308	223,856
Charge-offs	(56,151)	(11,388)	(23,838)	(6,341)	(1,543)	(39,124)	(138,385)
Recoveries	12,443	1,588	2,224	5,213	559	8,406	30,433
Net write-down related to loans sold	(161,297)	(1,846)	—	—	—	—	(163,143)

Ending balance	$296,551	$13,732	$182,618	$30,777	$3,895	$155,795	$683,368

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended
(In thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$93,915	$95,407
Provision for loan losses	24,555	14,041
Net charge-offs	(28,099)	(17,875)

Balance at end of period	$90,371	$91,573

The following tables present information at March 31, 2014 and December 31, 2013 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At March 31, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$30,892	$243	$36,322	$672	$29,170	$97,299
General ALLL non-covered loans	93,242	4,836	101,474	9,811	128,078	337,441

ALLL - non-covered loans	124,134	5,079	137,796	10,483	157,248	434,740

Specific ALLL covered loans	—	—	—	—	—	—
General ALLL covered loans	38,589	15,966	38,848	—	4,370	97,773

ALLL - covered loans	38,589	15,966	38,848	—	4,370	97,773

Total ALLL	$162,723	$21,045	$176,644	$10,483	$161,618	$532,513

Loans held-in-portfolio:
Impaired non-covered loans	$304,531	$22,011	$406,053	$2,455	$122,291	$857,341
Non-covered loans held-in-portfolio excluding impaired loans	6,138,467	119,592	5,018,808	544,425	3,284,286	15,105,578

Non-covered loans held-in-portfolio	6,442,998	141,603	5,424,861	546,880	3,406,577	15,962,919

Impaired covered loans	5,540	—	—	—	—	5,540
Covered loans held-in-portfolio excluding impaired loans	1,786,145	127,444	907,069	—	43,856	2,864,514

Covered loans held-in-portfolio	1,791,685	127,444	907,069	—	43,856	2,870,054

Total loans held-in-portfolio	$8,234,683	$269,047	$6,331,930	$546,880	$3,450,433	$18,832,973

At March 31, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,594	$—	$243	$17,837
General ALLL	47,880	223	7,573	13,272	21,050	89,998

Total ALLL	$47,880	$223	$25,167	$13,272	$21,293	$107,835

Loans held-in-portfolio:
Impaired loans	$30,444	$—	$52,460	$3,710	$2,545	$89,159
Loans held-in-portfolio, excluding impaired loans	3,541,279	35,163	1,192,055	193,454	597,748	5,559,699

Total loans held-in-portfolio	$3,571,723	$35,163	$1,244,515	$197,164	$600,293	$5,648,858

At March 31, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$30,892	$243	$53,916	$—	$672	$29,413	$115,136
General ALLL non-covered loans	141,122	5,059	109,047	13,272	9,811	149,128	427,439

ALLL - non-covered loans	172,014	5,302	162,963	13,272	10,483	178,541	542,575

Specific ALLL covered loans	—	—	—	—	—	—	—
General ALLL covered loans	38,589	15,966	38,848	—	—	4,370	97,773

ALLL - covered loans	38,589	15,966	38,848	—	—	4,370	97,773

Total ALLL	$210,603	$21,268	$201,811	$13,272	$10,483	$182,911	$640,348

Loans held-in-portfolio:
Impaired non-covered loans	$334,975	$22,011	$458,513	$3,710	$2,455	$124,836	$946,500
Non-covered loans held-in-portfolio excluding impaired loans	9,679,746	154,755	6,210,863	193,454	544,425	3,882,034	20,665,277

Non-covered loans held-in-portfolio	10,014,721	176,766	6,669,376	197,164	546,880	4,006,870	21,611,777

Impaired covered loans	5,540	—	—	—	—	—	5,540
Covered loans held-in-portfolio excluding impaired loans	1,786,145	127,444	907,069	—	—	43,856	2,864,514

Covered loans held-in-portfolio	1,791,685	127,444	907,069	—	—	43,856	2,870,054

Total loans held-in-portfolio	$11,806,406	$304,210	$7,576,445	$197,164	$546,880	$4,050,726	$24,481,831

At December 31, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$38,034	$1,053	$29,920	$85,593
General ALLL non-covered loans	111,741	4,918	92,296	9,569	122,658	341,182

ALLL - non-covered loans	128,150	5,095	130,330	10,622	152,578	426,775

Specific ALLL covered loans	153	140	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	4,397	101,799

ALLL - covered loans	42,198	19,491	36,006	—	4,397	102,092

Total ALLL	$170,348	$24,586	$166,336	$10,622	$156,975	$528,867

Loans held-in-portfolio:
Impaired non-covered loans	$245,380	$16,823	$399,347	$2,893	$125,342	$789,785
Non-covered loans held-in-portfolio excluding impaired loans	6,220,210	144,348	5,001,332	540,868	3,191,296	15,098,054

Non-covered loans held-in-portfolio	6,465,590	161,171	5,400,679	543,761	3,316,638	15,887,839

Impaired covered loans	20,945	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	47,123	2,984,427

Total loans held-in-portfolio	$8,278,394	$351,298	$6,335,052	$543,761	$3,363,761	$18,872,266

At December 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,633	$—	$280	$17,913
General ALLL	46,832	247	8,966	13,704	24,026	93,775

Total ALLL	$46,832	$247	$26,599	$13,704	$24,306	$111,688

Loans held-in-portfolio:
Impaired loans	$52,136	$5,663	$52,726	$6,045	$2,361	$118,931
Loans held-in-portfolio, excluding impaired loans	3,519,459	39,250	1,228,071	205,090	613,227	5,605,097

Total loans held-in-portfolio	$3,571,595	$44,913	$1,280,797	$211,135	$615,588	$5,724,028

At December 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$55,667	$—	$1,053	$30,200	$103,506
General ALLL non-covered loans	158,573	5,165	101,262	13,704	9,569	146,684	434,957

ALLL - non-covered loans	174,982	5,342	156,929	13,704	10,622	176,884	538,463

Specific ALLL covered loans	153	140	—	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	—	4,397	101,799

ALLL - covered loans	42,198	19,491	36,006	—	—	4,397	102,092

Total ALLL	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555

Loans held-in-portfolio:
Impaired non-covered loans	$297,516	$22,486	$452,073	$6,045	$2,893	$127,703	$908,716
Non-covered loans held-in-portfolio excluding impaired loans	9,739,669	183,598	6,229,403	205,090	540,868	3,804,523	20,703,151

Non-covered loans held-in-portfolio	10,037,185	206,084	6,681,476	211,135	543,761	3,932,226	21,611,867

Impaired covered loans	20,945	—	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	—	47,123	2,984,427

Total loans held-in-portfolio	$11,849,989	$396,211	$7,615,849	$211,135	$543,761	$3,979,349	$24,596,294

Impaired loans

The following tables present loans individually evaluated for impairment at March 31, 2014 and December 31, 2013.

March 31, 2014
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$2,983	$6,520	$2,983	$6,520	$—
Commercial real estate non-owner occupied	32,833	33,200	4,789	43,135	48,271	75,968	81,471	4,789
Commercial real estate owner occupied	62,951	82,807	7,533	44,252	55,751	107,203	138,558	7,533
Commercial and industrial	95,926	98,220	18,570	22,451	32,578	118,377	130,798	18,570
Construction	4,650	12,013	243	17,361	37,220	22,011	49,233	243
Mortgage	354,876	373,052	36,322	51,177	57,640	406,053	430,692	36,322
Leasing	2,455	2,455	672	—	—	2,455	2,455	672
Consumer:
Credit cards	43,900	43,900	8,203	—	—	43,900	43,900	8,203
Personal	75,589	75,589	20,503	—	—	75,589	75,589	20,503
Auto	1,527	1,527	173	—	—	1,527	1,527	173
Other	1,275	1,275	291	—	—	1,275	1,275	291
Covered loans	—	—	—	5,540	10,381	5,540	10,381	—

Total Puerto Rico	$675,982	$724,038	$97,299	$186,899	$248,361	$862,881	$972,399	$97,299

March 31, 2014
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$3,655	$4,278	$3,655	$4,278	$—
Commercial real estate non-owner occupied	—	—	—	13,478	22,623	13,478	22,623	—
Commercial real estate owner occupied	—	—	—	11,722	14,986	11,722	14,986	—
Commercial and industrial	—	—	—	1,589	1,589	1,589	1,589	—
Mortgage	45,587	50,431	17,594	6,873	8,902	52,460	59,333	17,594
Legacy	—	—	—	3,710	6,234	3,710	6,234	—
Consumer:
HELOCs	2,254	2,254	243	198	198	2,452	2,452	243
Auto	—	—	—	87	87	87	87	—
Other	6	6	—	—	—	6	6	—

Total U.S. mainland	$47,847	$52,691	$17,837	$41,312	$58,897	$89,159	$111,588	$17,837

March 31, 2014
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$6,638	$10,798	$6,638	$10,798	$—
Commercial real estate non-owner occupied	32,833	33,200	4,789	56,613	70,894	89,446	104,094	4,789
Commercial real estate owner occupied	62,951	82,807	7,533	55,974	70,737	118,925	153,544	7,533
Commercial and industrial	95,926	98,220	18,570	24,040	34,167	119,966	132,387	18,570
Construction	4,650	12,013	243	17,361	37,220	22,011	49,233	243
Mortgage	400,463	423,483	53,916	58,050	66,542	458,513	490,025	53,916
Legacy	—	—	—	3,710	6,234	3,710	6,234	—
Leasing	2,455	2,455	672	—	—	2,455	2,455	672
Consumer:
Credit cards	43,900	43,900	8,203	—	—	43,900	43,900	8,203
HELOCs	2,254	2,254	243	198	198	2,452	2,452	243
Personal	75,589	75,589	20,503	—	—	75,589	75,589	20,503
Auto	1,527	1,527	173	87	87	1,614	1,614	173
Other	1,281	1,281	291	—	—	1,281	1,281	291
Covered loans	—	—	—	5,540	10,381	5,540	10,381	—

Total Popular, Inc.	$723,829	$776,729	$115,136	$228,211	$307,258	$952,040	$1,083,987	$115,136

December 31, 2013
Puerto Rico
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$3,405	$6,942	$3,405	$6,942	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	47,245	55,397	66,365	74,804	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	33,749	47,545	89,575	121,965	6,473
Commercial and industrial	30,370	33,152	7,568	55,665	68,141	86,035	101,293	7,568
Construction	2,324	9,047	177	14,499	36,951	16,823	45,998	177
Mortgage	358,437	376,393	38,034	40,910	45,181	399,347	421,574	38,034
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	—	—	1,354	1,354	171
Other	498	498	92	—	—	498	498	92
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Puerto Rico	$607,149	$658,192	$85,886	$203,581	$270,220	$810,730	$928,412	$85,886

December 31, 2013
U.S. mainland
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$7,668	$10,870	$7,668	$10,870	$—
Commercial real estate non-owner occupied	—	—	—	27,016	37,393	27,016	37,393	—
Commercial real estate owner occupied	—	—	—	15,624	19,910	15,624	19,910	—
Commercial and industrial	—	—	—	1,828	1,828	1,828	1,828	—
Construction	—	—	—	5,663	5,663	5,663	5,663	—
Mortgage	46,192	50,570	17,633	6,534	8,513	52,726	59,083	17,633
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Consumer:
HELOCs	—	—	—	198	198	198	198	—
Auto	—	—	—	88	88	88	88	—
Other	2,075	2,075	280	—	—	2,075	2,075	280

Total U.S. mainland	$48,267	$52,645	$17,913	$70,664	$93,178	$118,931	$145,823	$17,913

December 31, 2013
Popular, Inc.
	Impaired Loans – With an Allowance			Impaired Loans With No Allowance		Impaired Loans - Total
(In thousands)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Recorded investment	Unpaid principal balance	Related allowance
Commercial multi-family	$—	$—	$—	$11,073	$17,812	$11,073	$17,812	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	74,261	92,790	93,381	112,197	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	49,373	67,455	105,199	141,875	6,473
Commercial and industrial	30,370	33,152	7,568	57,493	69,969	87,863	103,121	7,568
Construction	2,324	9,047	177	20,162	42,614	22,486	51,661	177
Mortgage	404,629	426,963	55,667	47,444	53,694	452,073	480,657	55,667
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
HELOCs	—	—	—	198	198	198	198	—
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	88	88	1,442	1,442	171
Other	2,573	2,573	372	—	—	2,573	2,573	372
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Popular, Inc.	$655,416	$710,837	$103,799	$274,245	$363,398	$929,661	$1,074,235	$103,799

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarters ended March 31, 2014 and 2013.

For the quarter ended March 31, 2014
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$3,194	$8	$5,662	$—	$8,856	$8
Commercial real estate non-owner occupied	71,167	483	20,247	—	91,414	483
Commercial real estate owner occupied	98,389	608	13,673	—	112,062	608
Commercial and industrial	102,206	742	1,709	—	103,915	742
Construction	19,417	—	2,832	—	22,249	—
Mortgage	402,700	5,183	52,593	507	455,293	5,690
Legacy	—	—	4,878	—	4,878	—
Leasing	2,674	—	—	—	2,674	—
Consumer:
Credit cards	44,458	—	—	—	44,458	—
Helocs	—	—	1,325	—	1,325	—
Personal	77,032	—	—	—	77,032	—
Auto	1,441	—	88	—	1,529	—
Other	887	—	1,041	—	1,928	—
Covered loans	13,243	140	—	—	13,243	140

Total Popular, Inc.	$836,808	$7,164	$104,048	$507	$940,856	$7,671

For the quarter ended March 31, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial multi-family	$10,927	$64	$7,358	$39	$18,285	$103
Commercial real estate non-owner occupied	59,673	400	43,426	35	103,099	435
Commercial real estate owner occupied	153,908	528	20,108	26	174,016	554
Commercial and industrial	115,375	584	4,029	15	119,404	599
Construction	39,682	391	5,922	—	45,604	391
Mortgage	567,804	7,734	53,643	502	621,447	8,236
Legacy	—	—	16,888	—	16,888	—
Leasing	4,620	—	—	—	4,620	—
Consumer:
Credit cards	33,332	—	—	—	33,332	—
Helocs	—	—	201	—	201	—
Personal	85,796	—	—	—	85,796	—
Auto	817	—	91	—	908	—
Other	247	—	2,404	—	2,651	—
Covered loans	66,327	59	—	—	66,327	59

Total Popular, Inc.	$1,138,508	$9,760	$154,070	$617	$1,292,578	$10,377

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.0 billion at March 31, 2014 (December 31, 2013 - $ 1.0 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $3 million related to the commercial loan portfolio and $895 thousand million related to the construction loan portfolio at March 31, 2014 (December 31, 2013 - $3 million and $0, respectively).

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

As part of its NPL reduction strategy and in order to expedite the resolution of delinquent construction and commercial loans, commencing in 2012, the Corporation routinely enters into liquidation agreements with borrowers and guarantors through the regular legal process, bankruptcy procedures and in certain occasions, out of court transactions. These liquidation agreements, in general, contemplate the following conditions: (1) consent to judgment by the borrowers and guarantors; (2) acknowledgement by the borrower of the debt, its liquidity and maturity; and (3) acknowledgment of the default in payments. The contractual interest rate is not reduced and continues to accrue during the term of the agreement. At the end of the period, the borrower is obligated to remit all amounts due or be subject to the Corporation’s exercise of its foreclosure rights and further collection efforts. Likewise, the borrower’s failure to make stipulated payments will grant the Corporation the ability to exercise its foreclosure rights. This strategy tends to expedite the foreclosure process, resulting in a more effective and efficient collection process. Although in general, these liquidation agreements do not contemplate the forgiveness of principal or interest as debtor is required to cover all outstanding amounts when the agreement becomes due, it could be construed that the Corporation has granted a concession by temporarily accepting a payment schedule that is different from the contractual payment schedule. Accordingly, loans under these program agreements are considered TDRs.

Loans modified in a TDR that are not accounted pursuant to ASC Subtopic 310-30 are typically already in non-accrual status at the time of the modification and partial charge-offs have in some cases already been taken against the outstanding loan balance. The TDR loan continues in non-accrual status until the borrower has demonstrated a willingness and ability to make the restructured loan payments (generally at least six months of sustained performance after the modification (or one year for loans providing for quarterly or semi-annual payments)) and management has concluded that it is probable that the borrower would not be in payment default in the foreseeable future.

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

Commercial and construction loans that have been modified as part of loss mitigation efforts are evaluated individually for impairment. The vast majority of the Corporation’s modified commercial loans are measured for impairment using the estimated fair value of the collateral, as these are normally considered as collateral dependent loans. The Corporation may also measure commercial loans at their estimated realizable values determined by discounting the expected future cash flows. Construction loans that have been modified are also accounted for as collateral dependent loans. The Corporation determines the fair value measurement dependent upon its exit strategy for the particular asset(s) acquired in foreclosure.

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at March 31, 2014 and December 31, 2013.

	Popular, Inc.
	Non-Covered Loans
	March 31, 2014			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$107,905	$64,319	$172,224	$109,462	$80,140	$189,602
Construction	401	14,283	14,684	425	10,865	11,290
Legacy	—	949	949	—	949	949
Mortgage	546,411	92,019	638,430	535,357	82,786	618,143
Leases	978	1,477	2,455	270	2,623	2,893
Consumer	113,902	11,101	125,003	116,719	10,741	127,460

Total	$769,597	$184,148	$953,745	$762,233	$188,104	$950,337

	Popular, Inc.
	Covered Loans
	March 31, 2014			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$14	$2,631	$2,645	$7,389	$10,017	$17,406
Construction	—	3,232	3,232	—	3,464	3,464
Mortgage	211	157	368	146	189	335
Consumer	162	12	174	221	22	243

Total	$387	$6,032	$6,419	$7,756	$13,692	$21,448

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarter ended March 31, 2014 and 2013.

Puerto Rico
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	9	2	—	—
Commercial and industrial	9	—	—	—
Construction	—	3	—	—
Mortgage	13	14	80	24
Leasing	—	4	6	—
Consumer:
Credit cards	274	—	—	155
Personal	216	17	—	1
Auto	—	2	—	—
Other	18	—	—	1

Total	541	43	86	181

U.S. mainland
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	6	—

Total	—	—	6	—

Popular, Inc.
For the quarter ended March 31, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	2	1	—	—
Commercial real estate owner occupied	9	2	—	—
Commercial and industrial	9	—	—	—
Construction	—	3	—	—
Mortgage	13	14	86	24
Leasing	—	4	6	—
Consumer:
Credit cards	274	—	—	155
Personal	216	17	—	1
Auto	—	2	—	—
Other	18	—	—	1

Total	541	43	92	181

Puerto Rico
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	1	—	—
Commercial real estate owner occupied	1	1	—	—
Commercial and industrial	2	2	—	—
Mortgage	4	13	130	6
Leasing	—	10	8	—
Consumer:
Credit cards	288	—	—	236
Personal	232	8	—	—
Other	19	—	—	—

Total	546	35	138	242

U.S. mainland
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	2	—	—
Commercial real estate owner occupied	—	—	1	—
Mortgage	—	—	3	—

Total	—	2	4	—

Popular, Inc.
For the quarter ended March 31, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—
Commercial real estate owner occupied	1	1	1	—
Commercial and industrial	2	2	—	—
Mortgage	4	13	133	6
Leasing	—	10	8	—
Consumer:
Credit cards	288	—	—	236
Personal	232	8	—	—
Other	19	—	—	—

Total	546	37	142	242

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters ended March 31, 2014 and 2013.

Puerto Rico
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,376	$1,454	$(63)
Commercial real estate owner occupied	11	1,629	1,617	(26)
Commercial and industrial	9	773	770	9
Construction	3	11,358	11,358	(570)
Mortgage	131	19,386	20,525	1,138
Leasing	10	206	207	63
Consumer:
Credit cards	429	3,583	4,091	627
Personal	234	4,075	4,074	912
Auto	2	32	33	1
Other	19	37	37	6

Total	851	$42,455	$44,166	$2,097

U.S. Mainland
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	6	$925	$1,064	$(5)

Total	6	$925	$1,064	$(5)

Popular, Inc.
For the quarter ended March 31, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,376	$1,454	$(63)
Commercial real estate owner occupied	11	1,629	1,617	(26)
Commercial and industrial	9	773	770	9
Construction	3	11,358	11,358	(570)
Mortgage	137	20,311	21,589	1,133
Leasing	10	206	207	63
Consumer:
Credit cards	429	3,583	4,091	627
Personal	234	4,075	4,074	912
Auto	2	32	33	1
Other	19	37	37	6

Total	857	$43,380	$45,230	$2,092

Puerto Rico
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,248	$741	$(10)
Commercial real estate owner occupied	2	4,566	4,586	(340)
Commercial and industrial	4	160	161	(1)
Mortgage	153	24,898	26,789	3,427
Leasing	18	327	315	103
Consumer:
Credit cards	524	4,265	5,146	37
Personal	240	3,832	3,846	993
Other	19	49	48	—

Total	961	$39,345	$41,632	$4,209

U.S. Mainland
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,594	$1,559	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	3	226	228	23

Total	6	$2,201	$2,074	$11

Popular, Inc.
For the quarter ended March 31, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$2,842	$2,300	$(12)
Commercial real estate owner occupied	3	4,947	4,873	(350)
Commercial and industrial	4	160	161	(1)
Mortgage	156	25,124	27,017	3,450
Leasing	18	327	315	103
Consumer:
Credit cards	524	4,265	5,146	37
Personal	240	3,832	3,846	993
Other	19	49	48	—

Total	967	$41,546	$43,706	$4,220

During the quarters ended March 31, 2014 and 2013, one loan comprising a recorded investment of approximately $1.0 million and one loan of $1.2 million, respectively, were restructured into multiple notes (“Note A / B split”). The Corporation recorded no charge-offs as part of the loan restructuring during the quarter ended March 31, 2014 (March 31, 2013 - $0.5 million). The renegotiations of these loans were made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on these commercial TDRs amounted to approximately $1.1 million at March 31, 2014 (March 31, 2013 - $0.7 million) with no related allowance for loan losses (March 31, 2013 - $21 thousand).

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at March 31, 2014 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$30
Commercial real estate owner occupied	2	333
Commercial and industrial	3	171
Mortgage	19	4,445
Leasing	2	64
Consumer:
Credit cards	178	1,642
Personal	37	443
Auto	5	118
Other	2	4

Total [1]	249	$7,250

[1]	Excludes loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

U.S. mainland
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$907

Total	1	$907

Popular, Inc.
Defaulted during the quarter ended March 31, 2014
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	2	$937
Commercial real estate owner occupied	2	333
Commercial and industrial	3	171
Mortgage	19	4,445
Leasing	2	64
Consumer:
Credit cards	178	1,642
Personal	37	443
Auto	5	118
Other	2	4

Total	250	$8,157

Puerto Rico
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial and industrial	1	$932
Mortgage	63	8,871
Leasing	7	44
Consumer:
Credit cards	131	1,120
Personal	41	577

Total [1]	243	$11,544

[1]	Exclude loans for which the Corporation has entered into liquidation agreements with borrowers and guarantors and is accepting payments which differ from the contractual payment schedule. The Corporation considers these as defaulted loans and does not intent to return them to accrual status.

U.S. mainland
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,139

Total	1	$1,139

Popular, Inc.
Defaulted during the quarter ended March 31, 2013
(Dollars In thousands)	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	1	$1,139
Commercial and industrial	1	932
Mortgage	63	8,871
Leasing	7	44
Consumer:
Credit cards	131	1,120
Personal	41	577

Total	244	$12,683

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at March 31, 2014 and December 31, 2013.

March 31, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$1,837	$4,649	$5,919	$—	$—	$12,405	$60,887	$73,292
Commercial real estate non-owner occupied	207,030	193,584	96,775	—	99	497,488	1,432,197	1,929,685
Commercial real estate owner occupied	198,605	131,359	304,303	—	—	634,267	933,838	1,568,105
Commercial and industrial	706,868	193,590	201,593	69	344	1,102,464	1,769,452	2,871,916

Total Commercial	1,114,340	523,182	608,590	69	443	2,246,624	4,196,374	6,442,998
Construction	2,929	1,906	12,666	2,250	—	19,751	121,852	141,603
Mortgage	—	—	185,433	—	—	185,433	5,239,428	5,424,861
Leasing	—	—	2,908	—	142	3,050	543,830	546,880
Consumer:
Credit cards	—	—	21,954	—	—	21,954	1,126,596	1,148,550
HELOCs	—	—	586	—	2,554	3,140	11,390	14,530
Personal	—	—	6,837	—	99	6,936	1,285,676	1,292,612
Auto	—	—	10,705	—	182	10,887	724,673	735,560
Other	—	—	2,166	—	1,457	3,623	211,702	215,325

Total Consumer	—	—	42,248	—	4,292	46,540	3,360,037	3,406,577

Total Puerto Rico	$1,117,269	$525,088	$851,845	$2,319	$4,877	$2,501,398	$13,461,521	$15,962,919

U.S. mainland
Commercial multi-family	$74,723	$7,571	$54,047	$—	$—	$136,341	$965,273	$1,101,614
Commercial real estate non-owner occupied	75,299	32,707	156,952	—	—	264,958	819,146	1,084,104
Commercial real estate owner occupied	61,891	18,072	63,764	—	—	143,727	398,008	541,735
Commercial and industrial	15,208	12,811	43,434	—	—	71,453	772,817	844,270

Total Commercial	227,121	71,161	318,197	—	—	616,479	2,955,244	3,571,723
Construction	—	—	671	—	—	671	34,492	35,163
Mortgage	—	—	22,220	—	—	22,220	1,222,295	1,244,515
Legacy	14,585	10,315	37,871	—	—	62,771	134,393	197,164
Consumer:
Credit cards	—	—	474	—	—	474	14,593	15,067
HELOCs	—	—	2,000	—	4,976	6,976	445,277	452,253
Personal	—	—	158	—	665	823	130,726	131,549
Auto	—	—	—	—	2	2	414	416
Other	—	—	—	—	—	—	1,008	1,008

Total Consumer	—	—	2,632	—	5,643	8,275	592,018	600,293

Total U.S. mainland	$241,706	$81,476	$381,591	$—	$5,643	$710,416	$4,938,442	$5,648,858

Popular, Inc.
Commercial multi-family	$76,560	$12,220	$59,966	$—	$—	$148,746	$1,026,160	$1,174,906
Commercial real estate non-owner occupied	282,329	226,291	253,727	—	99	762,446	2,251,343	3,013,789
Commercial real estate owner occupied	260,496	149,431	368,067	—	—	777,994	1,331,846	2,109,840
Commercial and industrial	722,076	206,401	245,027	69	344	1,173,917	2,542,269	3,716,186

Total Commercial	1,341,461	594,343	926,787	69	443	2,863,103	7,151,618	10,014,721
Construction	2,929	1,906	13,337	2,250	—	20,422	156,344	176,766
Mortgage	—	—	207,653	—	—	207,653	6,461,723	6,669,376
Legacy	14,585	10,315	37,871	—	—	62,771	134,393	197,164
Leasing	—	—	2,908	—	142	3,050	543,830	546,880
Consumer:
Credit cards	—	—	22,428	—	—	22,428	1,141,189	1,163,617
HELOCs	—	—	2,586	—	7,530	10,116	456,667	466,783
Personal	—	—	6,995	—	764	7,759	1,416,402	1,424,161
Auto	—	—	10,705	—	184	10,889	725,087	735,976
Other	—	—	2,166	—	1,457	3,623	212,710	216,333

Total Consumer	—	—	44,880	—	9,935	54,815	3,952,055	4,006,870

Total Popular, Inc.	$1,358,975	$606,564	$1,233,436	$2,319	$10,520	$3,211,814	$18,399,963	$21,611,777

The following table presents the weighted average obligor risk rating at March 31, 2014 for those classifications that consider a range of rating scales.

	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Weighted average obligor risk rating
Puerto Rico:[1]
Commercial multi-family	11.74	5.41
Commercial real estate non-owner occupied	11.48	6.66
Commercial real estate owner occupied	11.36	6.86
Commercial and industrial	11.42	6.64

Total Commercial	11.40	6.69

Construction	11.75	7.80

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.18	7.07
Commercial real estate non-owner occupied	11.17	6.93
Commercial real estate owner occupied	11.29	7.02
Commercial and industrial	11.12	6.52

Total Commercial	11.19	6.88

Construction	11.00	7.62

Legacy	11.22	7.71

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

December 31, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,477	$4,453	$2,343	$—	$—	$9,273	$73,130	$82,403
Commercial real estate non-owner occupied	230,847	156,189	115,435	—	112	502,583	1,361,635	1,864,218
Commercial real estate owner occupied	231,705	134,577	305,565	—	—	671,847	934,656	1,606,503
Commercial and industrial	727,647	192,404	214,531	68	446	1,135,096	1,777,370	2,912,466

Total Commercial	1,192,676	487,623	637,874	68	558	2,318,799	4,146,791	6,465,590
Construction	6,895	1,788	25,722	2,250	—	36,655	124,516	161,171
Mortgage	—	—	169,239	—	—	169,239	5,231,440	5,400,679
Leasing	—	—	3,495	—	—	3,495	540,266	543,761
Consumer:
Credit cards	—	—	21,044	—	—	21,044	1,148,577	1,169,621
HELOCs	—	—	665	—	2,426	3,091	12,087	15,178
Personal	—	—	7,483	—	141	7,624	1,206,260	1,213,884
Auto	—	—	10,407	—	155	10,562	688,929	699,491
Other	—	—	2,019	—	3,531	5,550	212,914	218,464

Total Consumer	—	—	41,618	—	6,253	47,871	3,268,767	3,316,638

Total Puerto Rico	$1,199,571	$489,411	$877,948	$2,318	$6,811	$2,576,059	$13,311,780	$15,887,839

U.S. mainland
Commercial multi-family	$73,481	$11,459	$62,346	$—	$—	$147,286	$946,248	$1,093,534
Commercial real estate non-owner occupied	75,094	29,442	160,001	—	—	264,537	841,750	1,106,287
Commercial real estate owner occupied	56,515	15,845	75,508	—	—	147,868	412,174	560,042
Commercial and industrial	11,657	11,822	46,307	—	—	69,786	741,945	811,731

Total Commercial	216,747	68,568	344,162	—	—	629,477	2,942,117	3,571,594
Construction	—	—	20,885	—	—	20,885	24,028	44,913
Mortgage	—	—	26,292	—	—	26,292	1,254,505	1,280,797
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Consumer:
Credit cards	—	—	486	—	—	486	15,165	15,651
HELOCs	—	—	3,317	—	5,315	8,632	454,401	463,033
Personal	—	—	1,005	—	569	1,574	133,661	135,235
Auto	—	—	—	—	2	2	487	489
Other	—	—	20	—	1	21	1,159	1,180

Total Consumer	—	—	4,828	—	5,887	10,715	604,873	615,588

Total U.S. mainland	$231,695	$80,161	$438,789	$—	$5,887	$756,532	$4,967,495	$5,724,027

Popular, Inc.
Commercial multi-family	$75,958	$15,912	$64,689	$—	$—	$156,559	$1,019,378	$1,175,937
Commercial real estate non-owner occupied	305,941	185,631	275,436	—	112	767,120	2,203,385	2,970,505
Commercial real estate owner occupied	288,220	150,422	381,073	—	—	819,715	1,346,830	2,166,545
Commercial and industrial	739,304	204,226	260,838	68	446	1,204,882	2,519,315	3,724,197

Total Commercial	1,409,423	556,191	982,036	68	558	2,948,276	7,088,908	10,037,184
Construction	6,895	1,788	46,607	2,250	—	57,540	148,544	206,084
Mortgage	—	—	195,531	—	—	195,531	6,485,945	6,681,476
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Leasing	—	—	3,495	—	—	3,495	540,266	543,761
Consumer:
Credit cards	—	—	21,530	—	—	21,530	1,163,742	1,185,272
HELOCs	—	—	3,982	—	7,741	11,723	466,488	478,211
Personal	—	—	8,488	—	710	9,198	1,339,921	1,349,119
Auto	—	—	10,407	—	157	10,564	689,416	699,980
Other	—	—	2,039	—	3,532	5,571	214,073	219,644

Total Consumer	—	—	46,446	—	12,140	58,586	3,873,640	3,932,226

Total Popular, Inc.	$1,431,266	$569,572	$1,316,737	$2,318	$12,698	$3,332,591	$18,279,275	$21,611,866

The following table presents the weighted average obligor risk rating at December 31, 2013 for those classifications that consider a range of rating scales.

	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Weighted average obligor risk rating
Puerto Rico:[1]
Commercial multi-family	11.33	5.31
Commercial real estate non-owner occupied	11.38	6.73
Commercial real estate owner occupied	11.31	6.89
Commercial and industrial	11.34	6.63

Total Commercial	11.33	6.71

Construction	11.63	7.86

	Substandard	Pass
U.S. mainland:
Commercial multi-family	11.34	7.08
Commercial real estate non-owner occupied	11.27	6.89
Commercial real estate owner occupied	11.31	7.04
Commercial and industrial	11.09	6.53

Total Commercial	11.27	6.89

Construction	11.27	7.64

Legacy	11.24	7.72

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.

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

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended March 31,
(In thousands)	2014	2013
Balance at beginning of year	$948,608	$1,399,098
Amortization of loss share indemnification asset	(48,946)	(40,204)
Credit impairment losses to be covered under loss sharing agreements	15,090	14,045
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(193)
Reimbursable expenses	12,745	7,783
Net payments to (from) FDIC under loss sharing agreements	(81,327)	107
Other adjustments attributable to FDIC loss sharing agreements	(12,449)	(44)

Balance at end of period	$833,721	$1,380,592

The following table presents the estimated weighted average life of the loan portfolios subject to the FDIC loss sharing agreement for the quarters ended March 31, 2014 and December 31, 2013.

	Weighted Average Life
	March 31, 2014	December 31, 2013
Commercial	5.78 years	6.43 years
Consumer	3.16	3.13
Construction	1.35	1.30
Mortgage	6.87	6.91

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Carrying amount (fair value)	$126,345	$127,513
Undiscounted amount	$176,931	$185,372

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

Refer to Note 22, Commitment and Contingencies, for additional information on the arbitration proceedings with the FDIC regarding the commercial loss share agreement.

Note 10 – Mortgage banking activities

Income from mortgage banking activities includes mortgage servicing fees earned in connection with administering residential mortgage loans and valuation adjustments on mortgage servicing rights. It also includes gain on sales and securitizations of residential mortgage loans and trading gains and losses on derivative contracts used to hedge the Corporation’s securitization activities. In addition, lower-of-cost-or-market valuation adjustments to residential mortgage loans held for sale, if any, are recorded as part of the mortgage banking activities.

The following table presents the components of mortgage banking activities:

	Quarters ended March 31,
(In thousands)	2014	2013
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$10,751	$11,246
Mortgage servicing rights fair value adjustments	(8,096)	(5,615)

Total mortgage servicing fees, net of fair value adjustments	2,655	5,631

Net gain on sale of loans, including valuation on loans	7,176	13,760

Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	(760)	(22)
Realized (losses) gains on closed derivative positions	(5,390)	931

Total trading account (loss) profit	(6,150)	909

Total mortgage banking activities	$3,681	$20,300

Note 11 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 21 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters ended March 31, 2014 and 2013 because they did not contain any credit recourse arrangements. During the quarter ended March 31, 2014 the Corporation recorded a net gain of $7.8 million (March 31, 2013 - $17.7 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters ended March 31, 2014 and 2013.

	Proceeds Obtained During the Quarter Ended March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$165,932	$—	$165,932
Mortgage-backed securities - FNMA	—	62,583	—	62,583

Total trading account securities	$—	$228,515	$—	$228,515

Mortgage servicing rights	—	—	3,198	3,198

Total	$—	$228,515	$3,198	$231,713

	Proceeds Obtained During the Quarter Ended March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities - GNMA	$—	$285,252	$—	$285,252
Mortgage-backed securities - FNMA	—	128,142	—	128,142

Total trading account securities	$—	$413,394	$—	$413,394

Mortgage servicing rights	—	—	4,743	4,743

Total	$—	$413,394	$4,743	$418,137

During the quarter ended March 31, 2014, the Corporation retained servicing rights on whole loan sales involving approximately $32 million in principal balance outstanding (March 31, 2013 - $36 million), with realized gains of approximately $1.1 million (March 31, 2013 - gains of $1.5 million). All loan sales performed during the quarters ended March 31, 2014 and 2013 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the quarters ended March 31, 2014 and 2013.

Residential MSRs
(In thousands)	March 31, 2014	March 31, 2013
Fair value at beginning of period	$161,099	$154,430
Purchases	—	45
Servicing from securitizations or asset transfers	3,528	5,102
Changes due to payments on loans[1]	(4,151)	(6,064)
Reduction due to loan repurchases	(922)	(995)
Changes in fair value due to changes in valuation model inputs or assumptions	(3,023)	1,444
Other disposals	(2)	(13)

Fair value at end of period	$156,529	$153,949

[1]	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $16.2 billion at March 31, 2014 (December 31, 2013 - $16.3 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter ended March 31, 2014 amounted to $10.8 million (March 31, 2013 - $11.2 million). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At March 31, 2014, those weighted average mortgage servicing fees were 0.26% (March 31, 2013 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter ended
	March 31, 2014	March 31, 2013
Prepayment speed	6.2%	8.2%
Weighted average life	16.1 years	12.2 years
Discount rate (annual rate)	10.7%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	March 31, 2014	December 31, 2013
Fair value of servicing rights	$113,563	$115,753
Weighted average life	12.5 years	12.5 years
Weighted average prepayment speed (annual rate)	8.0%	8.0%
Impact on fair value of 10% adverse change	$(4,550)	$(3,763)
Impact on fair value of 20% adverse change	$(8,166)	$(7,459)
Weighted average discount rate (annual rate)	11.6%	11.6%
Impact on fair value of 10% adverse change	$(5,602)	$(4,930)
Impact on fair value of 20% adverse change	$(10,091)	$(9,595)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs

(In thousands)	March 31, 2014	December 31, 2013
Fair value of servicing rights	$42,966	$45,346
Weighted average life	11.0 years	10.9 years
Weighted average prepayment speed (annual rate)	9.1%	9.2%
Impact on fair value of 10% adverse change	$(1,783)	$(1,969)
Impact on fair value of 20% adverse change	$(3,210)	$(3,478)
Weighted average discount rate (annual rate)	10.9%	10.8%
Impact on fair value of 10% adverse change	$(1,865)	$(2,073)
Impact on fair value of 20% adverse change	$(3,346)	$(3,655)

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

At March 31, 2014, the Corporation serviced $2.4 billion (December 31, 2013 - $2.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At March 31, 2014, the Corporation had recorded $38 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2013 - $48 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the quarter ended March 31, 2014, the Corporation repurchased approximately $ 49 million (year ended December 31, 2013 - $209 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 12 – Other Real Estate Owned

The following tables present the Other Real Estate Owned Activity, for the quarters ended March 31, 2014 and 2013.

	For the quarter ended March 31, 2014
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(214)	(669)	(4,563)	(207)	(5,653)
Additions	4,668	14,883	13,194	4,491	37,236
Sales	(4,962)	(12,063)	(18,421)	(2,377)	(37,823)
Other adjustments	—	(179)	(92)	(1,285)	(1,556)

Ending balance	$48,141	$88,824	$110,333	$48,414	$295,712

	For the quarter ended March 31, 2013
(In thousands)	Non-covered OREO Commercial/ Construction	Non-covered OREO Mortgage	Covered OREO Commercial/ Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(4,899)	(7,358)	(3,105)	(303)	(15,665)
Additions	18,318	24,848	34,795	8,973	86,934
Sales	(70,135)	(72,017)	(1,675)	(5,256)	(149,083)
Other adjustments	—	(902)	—	(109)	(1,011)

Ending balance	$79,146	$75,553	$129,413	$42,965	$327,077

Note 13 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	March 31, 2014	December 31, 2013
Net deferred tax assets (net of valuation allowance)	$773,994	$761,768
Investments under the equity method	219,021	197,006
Bank-owned life insurance program	229,663	228,805
Prepaid FDIC insurance assessment	379	383
Prepaid taxes	85,673	91,504
Other prepaid expenses	73,426	67,108
Derivative assets	28,996	34,710
Trades receivable from brokers and counterparties	74,603	71,680
Others	261,891	234,594

Total other assets	$1,747,646	$1,687,558

On February 1, 2014, Centro Financiero BHD (“BHD”), the Corporation’s equity method investee based in the Dominican Republic, completed a merger transaction in which it acquired the net assets of Centro Financiero León. Centro Financiero León was the holding company of Banco León, the fourth largest bank in terms of assets in the Dominican Republic. In connection with the transaction, BHD issued additional shares which diluted the Corporation’s equity participation from 19.99% to 15.79%. As a result of this transaction, the Corporation recognized a net gain of $14.2 million during the first quarter of 2014, due to BHD’s increase in net assets. The gain was partially offset by approximately $7.7 million resulting from the reclassification from other comprehensive income into earnings of the cumulative foreign currency translation adjustment due to the reduction in the Corporation’s ownership percentage. The Corporation continues to have significant influence over BHD. Accordingly, the investment in BHD is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

Note 14 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 and 2013, allocated by reportable segments, were as follows (refer to Note 34 for the definition of the Corporation’s reportable segments):

2014
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2014	acquisition	adjustments	Other	March 31,2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

2013
			Purchase
	Balance at	Goodwill on	accounting		Balance at
(In thousands)	January 1, 2013	acquisition	adjustments	Other	March 31, 2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

Purchase accounting adjustments consists of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

March 31, 2014
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	March 31,	Accumulated	March 31,
	2014	impairment	2014	2014	impairment	2014
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

December 31, 2013
	Balance at		Balance at	Balance at		Balance at
	January 1,	Accumulated	January 1,	December 31,	Accumulated	December 31,
	2013	impairment	2013	2013	impairment	2013
(In thousands)	(gross amounts)	losses	(net amounts)	(gross amounts)	losses	(net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

BPNA Goodwill Impairment Test

As discussed in Note 35, Subsequent events, on April 22, 2014, the Corporation entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers and intends to centralize certain back office operations in Puerto Rico and New York. The possibility of executing this transaction represented a triggering event to perform a goodwill impairment analysis as of March 31, 2014, considering the price indications received from the buyers of these regions. Accordingly, management performed a goodwill impairment test as of March 31, 2014 for the BPNA segment. The methodology followed to perform this impairment test was consistent with the Corporation’s annual goodwill impairment test, described in the Corporation’s annual report for the year ended December 31, 2013, except that in determining the fair value of the reporting unit’s net assets for step 2, management considered the price indications received from the buyers and applied these to the net assets of those specific regions. This analysis resulted in no impairment as of March 31, 2014.

During the second quarter of 2014, the net assets for these regions will be reclassified as held-for-sale in accordance with ASC 360-10-45. As a result of the reclassification of these discontinued operations to held-for-sale, and in accordance with ASC 350-20-40, BPNA will be allocating a proportionate share of the goodwill balance to each regional operation based on a relative fair value basis. This allocation of goodwill and related impairment analysis is expected to result in an estimated charge within a range of $160 million to $220 million. The amount of the goodwill charge is based on a preliminary estimate and may be materially different depending on the final fair value distribution analysis. However, this non-cash charge will have no impact on the Corporation’s tangible capital or regulatory capital ratios.

Other Intangible Assets

At March 31, 2014 and December 31, 2013, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

	Gross		Net
	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Value
March 31, 2014
Core deposits	$77,885	$53,766	$24,119
Other customer relationships	17,552	5,179	12,373
Other intangibles	135	115	20

Total other intangible assets	$95,572	$59,060	$36,512

December 31, 2013
Core deposits	$77,885	$51,737	$26,148
Other customer relationships	17,555	4,712	12,843
Other intangibles	135	107	28

Total other intangible assets	$95,575	$56,556	$39,019

There were no core deposits or any customer relationships intangibles that became fully amortized during the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, the Corporation recognized $ 2.5 million in amortization expense related to other intangible assets with definite useful lives (March 31, 2013 - $ 2.5 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2014	$6,867
Year 2015	7,227
Year 2016	6,942
Year 2017	4,194
Year 2018	4,101
Year 2019	3,969

Note 15 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	March 31, 2014	December 31, 2013
Savings accounts	$6,981,432	$6,839,126
NOW, money market and other interest bearing demand deposits	5,715,020	5,637,985

Total savings, NOW, money market and other interest bearing demand deposits	12,696,452	12,477,111

Certificates of deposit:
Under $100,000	5,020,788	5,101,711
$100,000 and over	3,221,815	3,209,641

Total certificates of deposit	8,242,603	8,311,352

Total interest bearing deposits	$20,939,055	$20,788,463

A summary of certificates of deposit by maturity at March 31, 2014 follows:

(In thousands)
2014	$4,840,067
2015	1,523,737
2016	711,273
2017	487,179
2018	444,637
2019 and thereafter	235,710

Total certificates of deposit	$8,242,603

At March 31, 2014, the Corporation had brokered deposits amounting to $ 2.3 billion (December 31, 2013 - $ 2.4 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $17 million at March 31, 2014 (December 31, 2013 - $10 million).

Note 16 – Borrowings

The following table presents the composition of federal funds purchased and assets sold under agreements to repurchase at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Federal funds purchased	$100,000	$—
Assets sold under agreements to repurchase	2,108,213	1,659,292

Total federal funds purchased and assets sold under agreements to repurchase	$2,208,213	$1,659,292

The repurchase agreements outstanding at March 31, 2014 were collateralized by $ 1.8 billion (December 31, 2013 - $ 1.3 billion) in investment securities available-for-sale, $ 331 million (December 31, 2013 - $ 309 million) in trading securities and $ 59 million (December 31, 2013 - $ 70 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 187 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2013 - $ 189 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

The following table presents the composition of other short-term borrowings at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Advances with the FHLB paying interest at maturity	$—	$400,000
Others	1,200	1,200

Total other short-term borrowings	$1,200	$401,200

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

The following table presents the composition of notes payable at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Advances with the FHLB with maturities ranging from 2015 through 2021 paying interest at monthly fixed rates ranging from 0.27% to 4.19%	$510,825	$589,229

Term notes maturing in 2014 paying interest semiannually at a fixed rate of 7.47%	675	675

Term notes maturing on 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate[1]	10	14

Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note18)	439,800	439,800

Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $404,196 at March 31, 2014 and $404,460 at December 31, 2013), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 18)[2]	531,804	531,540

Others	23,294	23,496

Total notes payable	$1,506,408	$1,584,754

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

[1]	The 10-year U.S. Treasury note key index rate at March 31, 2014 and December 31, 2013 was 2.72% and 3.03%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures is being amortized over an estimated 30-year term that started in August 2009. The effective interest rate, including the discount accretion, was approximately 16% at March 31, 2014 and December 31, 2013.

A breakdown of borrowings by contractual maturities at March 31, 2014 is included in the table below.

	Fed funds purchased
	and assets sold under	Short-term
(In thousands)	agreements to repurchase	borrowings	Notes payable	Total
Year
2014	$1,466,015	$1,200	$17,109	$1,484,324
2015	174,135	—	29,040	203,175
2016	453,062	—	247,105	700,167
2017	115,001	—	79,033	194,034
2018	—	—	107,389	107,389
Later years	—	—	494,928	494,928
No stated maturity	—	—	936,000	936,000

Subtotal	2,208,213	1,200	1,910,604	4,120,017
Less: Discount	—	—	404,196	404,196

Total borrowings	$2,208,213	$1,200	$1,506,408	$3,715,821

Note 17 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at March 31, 2014 and December 31, 2013.

As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$28,998	$—	$28,998	$815	$—	$—	$28,183
Reverse repurchase agreements	178,142	—	178,142	—	178,142	—	—

Total	$207,140	$—	$207,140	$815	$178,142	$—	$28,183

As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$25,714	$—	$25,714	$815	$12,453	$—	$12,446
Repurchase agreements	2,108,213	—	2,108,213	—	2,108,213	—	—

Total	$2,133,927	$—	$2,133,927	$815	$2,120,666	$—	$12,446

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$34,793	$—	$34,793	$1,220	$—	$—	$33,573
Reverse repurchase agreements	175,965	—	175,965	—	175,965	—	—

Total	$210,758	$—	$210,758	$1,220	$175,965	$—	$33,573

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$32,378	$—	$32,378	$1,220	$14,003	$—	$17,155
Repurchase agreements	1,659,292	—	1,659,292	—	1,659,292	—	—

Total	$1,691,670	$—	$1,691,670	$1,220	$1,673,295	$—	$17,155

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

Note 18 – Trust preferred securities

At March 31, 2014 and December 31, 2013, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at March 31, 2014 and December 31, 2013.

(Dollars in thousands)
Issuer	BanPonce Trust I		Popular Capital Trust I		Popular North America Capital Trust I		Popular Capital Trust Il		Popular Capital Trust III
Capital securities	$52,865		$181,063		$91,651		$101,023		$935,000
Distribution rate	8.327%		6.700%		6.564%		6.125%		5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637		$5,601		$2,835		$3,125		$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502		$186,664		$94,486		$104,148		$936,000
Stated maturity date	February 2027		November 2033		September 2034		December 2034		Perpetual
Reference notes	[1],[3],[6	]	[2],[4],[5	]	[1],[3],[5	]	[2],[4],[5	]	[2],[4],[7],[8	]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 532 million at March 31, 2014 ($ 936 million aggregate liquidation amount, net of $ 404 million discount) and $ 532 million at December 31, 2013 ($ 936 million aggregate liquidation amount, net of $ 404 million discount).

In July 2013, the Board of Governors of the Federal Reserve System approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards and several changes to the U.S. regulatory capital regime required by the Dodd-Frank Wall Street Reform and Consumer Protection on Act (“Dodd-Frank”). The New Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at March 31, 2014 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and 0% as of January 1, 2016 and thereafter. The New Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

On October 18, 2013, the Corporation submitted a formal application to the Federal Reserve of New York to redeem the $935 million in trust preferred securities due under the Troubled Assets Relief Program (“TARP”). While there can be no assurance that the Corporation will be approved to repay TARP, nor on the timing of this event, if the Corporation is approved and repays TARP in full, a non-cash charge to earnings would be recorded for the unamortized portion of the discount associated with this debt, which at March 31, 2014 had a balance of $404 million.

Note 19 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $445 million at March 31, 2014 (December 31, 2013 - $445 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters ended March 31, 2014 and March 31, 2013.

Note 20 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2014 and 2013.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
		Quarters ended March 31,
(In thousands)		2014	2013
Foreign currency translation	Beginning Balance	$(36,099)	$(31,277)

	Other comprehensive income before reclassifications	(2,115)	724
	Amounts reclassified from accumulated other comprehensive income	7,718	—

	Net change	5,603	724

	Ending balance	$(30,496)	$(30,553)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(104,302)	$(225,846)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	1,298	4,318
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	—

	Net change	718	4,318

	Ending balance	$(103,584)	$(221,528)

Unrealized net holding gains (losses) on investments	Beginning Balance	$(48,344)	$154,568

	Other comprehensive income (loss) before reclassifications	26,089	(24,006)
	Amounts reclassified from accumulated other comprehensive income	—	—

	Net change	26,089	(24,006)

	Ending balance	$(22,255)	$130,562

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$—	$(313)

	Other comprehensive loss before reclassifications	(1,053)	(69)
	Amounts reclassified from other accumulated other comprehensive loss	1,113	(107)

	Net change	60	(176)

	Ending balance	$60	$(489)

	Total	$(156,275)	$(122,008)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters ended March 31, 2014 and 2013.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the	Quarters ended March 31,
(In thousands)	Consolidated Statements of Operations	2014	2013
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$(7,718)	$—

	Total net of tax	$(7,718)	$—

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(2,126)	$(6,169)
Amortization of prior service cost	Personnel costs	950	—

	Total before tax	(1,176)	(6,169)

	Income tax benefit	458	1,851

	Total net of tax	$(718)	$(4,318)

Unrealized net losses on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,824)	$152

	Total before tax	(1,824)	152

	Income tax (expense) benefit	711	(45)

	Total net of tax	$(1,113)	$107

	Total reclassification adjustments, net of tax	$(9,549)	$(4,211)

Note 21 – Guarantees

At March 31, 2014 the Corporation recorded a liability of $0.7 million (December 31, 2013 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At March 31, 2014 the Corporation serviced $ 2.4 billion (December 31, 2013 - $ 2.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2014, the Corporation repurchased approximately $ 27 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions (March 31, 2013 - $ 30 million). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2014 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 46 million (December 31, 2013 - $ 41 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters ended March 31, 2014 and 2013.

	March 31,
(In thousands)	2014	2013
Balance as of beginning of period	$41,463	$51,673
Provision for recourse liability	11,042	4,097
Net charge-offs / terminations	(6,697)	(7,787)

Balance as of end of period	$45,808	$47,983

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements approximated $ 2.1 million in unpaid principal balance, with losses amounting to $ 1.1 million during the quarter ended March 31, 2014 (March 31, 2013 - $2.0 million and $ 0.4 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2014, the Corporation released $2.0 million based on an evaluation of claims received under this clause.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters ended March 31, 2014 and 2013.

	March 31,
(In thousands)	2014	2013
Balance as of beginning of period	$19,277	$7,587
Additions for new sales	—	10,700
Net reversal of provision for representation and warranties	(1,064)	(290)
Net charge-offs / terminations	(1,389)	(394)

Balance as of end of period	$16,824	$17,603

In addition, at March 31, 2014, the Corporation has reserves for customary representation and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At March 31, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 6 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2013 - $ 7 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2014, the Corporation serviced $ 16.2 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2013 - $ 16.3 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $23 million (December 31, 2013 - $29 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at March 31, 2014 (December 31, 2013 - $ 0.2 billion). In addition, at March 31, 2014 and December 31, 2013, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 18 to the consolidated financial statements for further information on the trust preferred securities.

Note 22 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit:
Credit card lines	$4,592,598	$4,594,676
Commercial lines of credit	2,207,217	2,569,377
Other unused credit commitments	323,174	326,874
Commercial letters of credit	4,864	3,059
Standby letters of credit	76,515	78,948
Commitments to originate or fund mortgage loans	40,343	47,722

At March 31, 2014, the Corporation maintained a reserve of approximately $4 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2013 - $7 million).

Other commitments

At March 31, 2014, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2013 - $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 34 to the consolidated financial statements.

The Corporation’s loan portfolio is diversified by loan category. However, approximately $13.5 billion, or 63% of the Corporation’s loan portfolio not covered under the FDIC loss sharing agreements, excluding loans held-for-sale, at March 31, 2014, consisted of real estate related loans, including residential mortgage loans, construction loans and commercial loans secured by commercial real estate (December 31, 2013 - $13.4 billion, or 62%).

At March 31, 2014, the Corporation’s direct exposure to the Puerto Rico government, instrumentalities and municipalities amounted $1.1 billion, of which approximately $944 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $781 million consists of loans and $163 million are securities ($789 million and $161 million at December 31, 2013). From this amount, $520 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $424 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013).

These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at March 31, 2014, the Corporation had $363 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $277 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $48 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $38 million of industrial development notes ($52 million and $34 million at December 31, 2013).

Other contingencies

As indicated in Note 9 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $126 million at March 31, 2014 (December 31, 2013 - $128 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $43 million as of March 31, 2014. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

Ongoing Class Action Litigation

Banco Popular de Puerto Rico and Banco Popular North America are currently defendants in various class action lawsuits:

On November 21, 2012, BPNA was served with a putative class action complaint captioned Valle v. Popular Community Bank filed in the New York State Supreme Court (New York County). Plaintiffs, existing BPNA customers, allege among other things that BPNA has engaged in unfair and deceptive acts and trade practices relative to the assessment of overdraft fees and payment processing on consumer deposit accounts. The complaint further alleges that BPNA improperly disclosed its consumer overdraft policies and, additionally, that the overdraft rates and fees assessed by BPNA violate New York’s usury laws. The complaint seeks unspecified damages, including punitive damages, interest, disbursements, and attorneys’ fees and costs. BPNA removed the case to federal court (S.D.N.Y.), and plaintiffs subsequently filed a motion to remand the action to state court, which the Court has granted on August 6, 2013. A motion to dismiss was filed on September 9, 2013. On October 25, 2013, plaintiffs filed an amended complaint seeking to limit the putative class to New York account holders. A motion to dismiss the amended complaint was filed in February 2014 and is currently pending resolution. The parties are currently engaged in class certification-related discovery.

Between December 2013 and January 2014, BPPR, BPNA and Popular, Inc., along with two executive officers, were served with a putative class action complaint captioned Quiles et al. v. Banco Popular de Puerto Rico et al. Plaintiffs essentially allege that they and others, who have been employed by the Defendants as “bank tellers” and other similarly titled positions, were generally paid only for scheduled work time, rather than all time actually worked. The Complaint seeks to maintain a collective action under the Fair Labor Standards Act on behalf of all individuals who were employed or are currently employed by the Defendants in Puerto Rico, the Virgin Islands, New York, New Jersey, Florida, California, and Illinois as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years and alleges the following claims under the Fair Labor Standards Act against all Defendants: (i) failure to pay overtime premiums; and (ii) that the failure to pay was willful. Similar claims are brought under Puerto Rico law on behalf of all individuals who were employed or are currently employed by BPPR in Puerto Rico as hourly paid, non-exempt, bank tellers or other similarly titled positions at any time during the past three years. On January 31, 2014, the Popular defendants filed an answer to the complaint. On February 24, 2014, the parties reached an agreement to dismiss the complaint against BPNA and the named BPNA executive officer without prejudice. The parties are currently engaged in class certification-related discovery.

On May 5, 2014, a putative class action captioned Nora Fernandez, et al. v. UBS, et al. was filed in the United States District Court for the Southern District of New York on behalf of investors in 23 Puerto Rico closed-end investment companies against various UBS entities, Banco Popular de Puerto Rico and Popular Securities. UBS Financial Services Incorporated of Puerto Rico is the sponsor and co-sponsor of all 23 funds, while Banco Popular de Puerto Rico was co-sponsor, together with UBS, of nine funds. The plaintiffs allege breach of fiduciary duties, aiding and abetting breach of fiduciary duty and breach of contract against all defendants. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. The Popular defendants have not been served.

On May 6, 2014, a putative class action captioned David Alvarez, et al. v. Banco Popular North America was filed in the Superior Court of the State of California for the County of Los Angeles. Plaintiffs generally assert that BPNA has engaged in purported violations of §2954.8(a) of the California Civil Code and §17200 et seq. of the California Business Professions Code, which allegedly require financial institutions that make loans secured by certain types of real property located within the state of California to pay interest to borrowers on impound account deposits at a statutory rate of not less than two percent (2%). Plaintiffs maintain that BPNA has not paid interest on such deposits and demand that BPNA be enjoined from engaging in further violations of these provisions and pay an unspecified amount of damages sufficient to repay the unpaid interest on these deposits. BPNA has not yet been served.

Other Matters

The declines in Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal obligations since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities LLC, a wholly owned subsidiary of the Corporation (“Popular Securities”). Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in arbitration proceedings with aggregate claimed damages of approximately $65 million, including one arbitration with claimed damages of $60 million in which two other Puerto Rico broker-dealers are co-defendants, in connection with customers who own such securities. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted.

In addition, the Financial Industry Regulatory Authority (“FINRA”) has notified Popular Securities that it is conducting an examination of broker-dealers in Puerto Rico, including Popular Securities, with respect to the sale of Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal obligations. As a self-regulatory agency, FINRA may impose monetary penalties, issue cease-and-desist orders and or require restitution of customer losses. An adverse result in any of the matters described above could materially and adversely affect the Corporation’s broker-dealer subsidiary.

Other Significant Proceedings

As described under “Note 9 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the commercial late stage real-estate-collateral-dependent loans described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC through the quarter ending June 30, 2018.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to submit shared-loss claims for quarters subsequent to June 30, 2012. As of March 31, 2014, BPPR had unreimbursed shared-loss claims of $280.6 million under the commercial loss share agreement with the FDIC. On May 2, 2014, BPPR received a payment of $28.0 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $252.6 million, including $175.7 million related to commercial late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $128.3 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim also requests reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing date has been set for October 2014.

To the extent that we are not able to successfully resolve this matter through the arbitration process described above, a material difference could result in the timing and amount of charge-offs recorded by us and the amount of charge-offs reimbursed by the FDIC under the commercial loss share agreement. That could require us to make a material adjustment to the value of our loss share assets and the related true up payment obligation to the FDIC, and could have a material adverse effect on our financial results for the period in which such adjustment is taken.

Note 23 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at March 31, 2014.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 25 to the consolidated financial statements for additional information on the debt securities outstanding at March 31, 2014 and December 31, 2013, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Assets
Servicing assets:
Mortgage servicing rights	$109,648	$113,437

Total servicing assets	$109,648	$113,437

Other assets:
Servicing advances	$1,783	$1,416

Total other assets	$1,783	$1,416

Total assets	$111,431	$114,853

Maximum exposure to loss	$111,431	$114,853

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9.1 billion at March 31, 2014 (December 31, 2013 - $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at March 31, 2014 and December 31, 2013, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The initial fair value of the Corporation’s equity interest in the joint venture was determined based on the fair value of the loans and real estate owned transferred to the joint venture of $148 million which represented the purchase price of the loans agreed by the parties and was an arm’s-length transaction between market participants in accordance with ASC Topic 820, reduced by the acquisition loan provided by BPPR to the joint venture, for a total net equity of $63 million. Accordingly, the 24.9% equity interest held by the Corporation was valued at $16 million. Thus, the fair value of the equity interest is considered a Level 2 fair value measurement since the inputs were based on observable market inputs.

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$—	$3,233
Advances under the working capital line	—	390
Advances under the advance facility	15,482	16,024

Total loans held-in-portfolio	$15,482	$19,647

Accrued interest receivable	$53	$65
Other assets:
Investment in PRLP 2011 Holdings LLC	$24,851	$26,596

Total assets	$40,386	$46,308

Deposits	$(9,427)	$(3,621)

Total liabilities	$(9,427)	$(3,621)

Total net assets	$30,959	$42,687

Maximum exposure to loss	$30,959	$42,687

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

On March 25, 2013, BPPR completed a sale of assets with a book value of $509.0 million, of which $500.6 million were in non-performing status, comprised of commercial and construction loans, and commercial and single family real estate owned, with a combined unpaid principal balance on loans and appraised value of other real estate owned of approximately $987.0 million to a newly created joint venture, PR Asset Portfolio 2013-1 International, LLC. The joint venture is majority owned by Caribbean Property Group LLC (“CPG”) and certain affiliates of Perella Weinberg Partners’Asset Based Value Strategy. The joint venture was created for the limited purpose of acquiring the loans from BPPR; servicing the loans through a third-party servicer; ultimately working out, resolving and/or foreclosing the loans; and indirectly owning, operating, constructing, developing, leasing and selling any real properties acquired by the joint venture through deed in lieu of foreclosure, foreclosure, or by resolution of any loan.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$143,279	$157,660
Advances under the working capital line	1,641	1,196
Advances under the advance facility	4,265	1,427

Total loans held-in-portfolio	$149,185	$160,283

Accrued interest receivable	$417	$436
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$31,809	$30,478

Total assets	$181,411	$191,197

Deposits	$(31,357)	$(20,808)

Total liabilities	$(31,357)	$(20,808)

Total net assets	$150,054	$170,389

Maximum exposure to loss	$150,054	$170,389

The Corporation determined that the maximum exposure to loss under a worst case scenario at March 31, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 24 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of March 31, 2014, the Corporation’s stake in EVERTEC is of 14.9%. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 31 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2013 Annual Report for details.

The Corporation received $ 1.2 million in dividend distributions during the quarter ended March 31, 2014 from its investments in EVERTEC’s holding company and none during the quarter ended March 31, 2013. The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2014	December 31, 2013
Equity investment in EVERTEC	$20,467	$19,931

The Corporation had the following financial condition balances outstanding with EVERTEC at March 31, 2014 and December 31, 2013. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	March 31, 2014	December 31, 2013
Accounts receivable (Other assets)	6,595	8,634
Deposits	(16,422)	(14,289)
Accounts payable (Other liabilities)	(16,016)	(15,862)

Net total	$(25,843)	$(21,517)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters ended March 31, 2014 and 2013.

	Quarter ended March 31,
(In thousands)	2014	2013
Share of income from investment in EVERTEC	$2,779	$1,106
Share of other changes in EVERTEC’s stockholders’ equity	238	(1,654)

Share of EVERTEC’s changes in equity recognized in income	$3,017	$(548)

The following tables present the impact of transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters ended March 31, 2014 and 2013. Items that represent expenses to the Corporation are presented with parenthesis.

	Quarter ended
(In thousands)	March 31, 2014	March 31, 2013	Category
Interest income on loan to EVERTEC	$—	$853	Interest income
Interest income on investment securities issued by EVERTEC	—	963	Interest income
Interest expense on deposits	(20)	(27)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,419	6,025	Other service fees
Rental income charged to EVERTEC	1,677	1,681	Net occupancy
Processing fees on services provided by EVERTEC	(38,762)	(37,876)	Professional fees
Other services provided to EVERTEC	221	204	Other operating expenses

Total	$(30,465)	$(28,177)

EVERTEC has a letter of credit issued by BPPR, for an amount of $3.6 million at March 31, 2014 and December 31, 2013. The Corporation also agreed to maintain outstanding this letter of credit for a 5-year period which expires on September 30, 2015. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

During the second quarter of 2013, the Corporation discontinued the elimination of its proportionate ownership share of intercompany transactions with EVERTEC from their respective revenue and expense categories to reflect them as an equity pick-up adjustment in other operating income. The consolidated statements of operations for all period presented have been adjusted to reflect this change. This change had no impact on the Corporation’s net income and did not have a material effect on its consolidated financial statements. The following tables present the impact of the change in the Corporation’s results for all comparative prior periods presented.

	Quarter ended March 31,
(In thousands)	2014	2013
Share of EVERTEC’s changes in equity recognized in income	$3,017	$(548)
Intra-company eliminations considered in other operating income (detailed in next table)	(4,539)	(13,660)

Share of EVERTEC’s changes in equity, net of eliminations	$(1,522)	$(14,208)

	March 31, 2014			March 31, 2013
(In thousands)	As currently reported	Impact of eliminations	Amounts net of eliminations	As currently reported	Impact of eliminations	Amounts net of eliminations	Category
Interest income on loan to EVERTEC	$—	$—	$—	$853	$(413)	$440	Interest income
Interest income on investment securities issued by EVERTEC	—	—	—	963	(467)	496	Interest income
Interest expense on deposits	(20)	3	(17)	(27)	13	(14)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,419	(956)	5,463	6,025	(2,921)	3,104	Other service fees
Rental income charged to EVERTEC	1,677	(250)	1,427	1,681	(815)	866	Net occupancy
Processing fees on services provided by EVERTEC	(38,762)	5,775	(32,987)	(37,876)	18,362	(19,514)	Professional fees
Other services provided to EVERTEC	221	(33)	188	204	(99)	105	Other operating expenses

Total	$(30,465)	$4,539	$(25,926)	$(28,177)	$13,660	$(14,517)

PRLP 2011 Holdings, LLC

As indicated in Note 23 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2014	December 31, 2013
Equity investment in PRLP 2011 Holdings, LLC	$24,851	$26,596

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Loans	$15,482	$19,647
Accrued interest receivable	53	65
Deposits (non-interest bearing)	(9,427)	(3,621)

Net total	$6,108	$16,091

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended March 31, 2014 and 2013.

	Quarter ended March 31,
(In thousands)	2014	2013
Share of (loss) income from the equity investment in PRLP 2011 Holdings, LLC	$(1,746)	$1,996

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters ended March 31, 2014 and 2013.

	Quarter ended March 31,
(In thousands)	2014	2013	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$172	$397	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 23 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	March 31, 2014	December 31, 2013
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$31,809	$30,478

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at March 31, 2014 and December 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013
Loans	$149,185	$160,283
Accrued interest receivable	417	436
Deposits	(31,357)	(20,808)

Net total	$118,245	$139,911

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for quarter ended March 31, 2014.

Quarter ended
(In thousands)	March 31, 2014
Share of income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$1,288

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarter ended March 31, 2014.

	Quarter ended
(In thousands)	March 31, 2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,262	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	70	Other service fees

Total	$1,332

Note 25 – Fair value measurement

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

The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed prices or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently. There have been no changes in the Corporation’s methodologies used to estimate the fair value of assets and liabilities since December 31, 2013.

The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results.

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 and on a nonrecurring basis in periods subsequent to initial recognition at March 31, 2014 and 2013:

At March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$28,090	$—	$28,090
Obligations of U.S. Government sponsored entities	—	2,185,139	—	2,185,139
Obligations of Puerto Rico, States and political subdivisions	—	68,628	—	68,628
Collateralized mortgage obligations - federal agencies	—	2,388,607	—	2,388,607
Collateralized mortgage obligations - private label	—	313	—	313
Mortgage-backed securities	—	1,075,551	6,379	1,081,930
Equity securities	410	3,799	—	4,209
Other	—	11,974	—	11,974

Total investment securities available-for-sale	$410	$5,762,101	$6,379	$5,768,890

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$8,166	$—	$8,166
Collateralized mortgage obligations	—	375	1,561	1,936
Mortgage-backed securities - federal agencies	—	323,812	8,301	332,113
Other	—	15,317	1,715	17,032

Total trading account securities	$—	$347,670	$11,577	$359,247

Mortgage servicing rights	$—	$—	$156,529	$156,529
Derivatives	—	28,998	—	28,998

Total assets measured at fair value on a recurring basis	$410	$6,138,769	$174,485	$6,313,664

Liabilities
Derivatives	$—	$(25,714)	$—	$(25,714)
Contingent consideration	—	—	(126,345)	(126,345)

Total liabilities measured at fair value on a recurring basis	$—	$(25,714)	$(126,345)	$(152,059)

At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS

Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$28,482	$—	$28,482
Obligations of U.S. Government sponsored entities	—	1,629,205	—	1,629,205
Obligations of Puerto Rico, States and political subdivisions	—	66,377	—	66,377
Collateralized mortgage obligations - federal agencies	—	2,418,296	—	2,418,296
Collateralized mortgage obligations - private label	—	513	—	513
Mortgage-backed securities	—	1,129,118	6,523	1,135,641
Equity securities	412	3,704	—	4,116
Other	—	12,170	—	12,170

Total investment securities available-for-sale	$412	$5,287,865	$6,523	$5,294,800

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,586	$—	$7,586
Collateralized mortgage obligations	—	426	1,423	1,849
Mortgage-backed securities - federal agencies	—	302,952	9,799	312,751
Other	—	15,545	1,929	17,474

Total trading account securities	$—	$326,509	$13,151	$339,660

Mortgage servicing rights	$—	$—	$161,099	$161,099
Derivatives	—	34,793	—	34,793

Total assets measured at fair value on a recurring basis	$412	$5,649,167	$180,773	$5,830,352

Liabilities
Derivatives	$—	$(32,378)	$—	$(32,378)
Contingent consideration	—	—	(128,299)	(128,299)

Total liabilities measured at fair value on a recurring basis	$—	$(32,378)	$(128,299)	$(160,677)

Quarter ended March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS

Assets					Write-downs
Loans[1]	$—	$—	$66,189	$66,189	$(11,680)
Loans held-for-sale[2]	—	—	—	—	(2,176)
Other real estate owned[3]	—	—	17,295	17,295	(5,598)
Other foreclosed assets[3]	—	—	533	533	(271)

Total assets measured at fair value on a nonrecurring basis	$—	$—	$84,017	$84,017	$(19,725)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Quarter ended March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS

Assets					Write-downs
Loans[1]	$—	$—	$16,740	$16,740	$(10,675)
Loans held-for-sale[2]	—	—	—	—	(2,176)
Other real estate owned[3]	—	15,645	18,757	34,402	(15,665)
Other foreclosed assets[3]	—	—	113	113	(56)

Total assets measured at fair value on a nonrecurring basis	$—	$15,645	$35,610	$51,255	$(28,572)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters ended March 31, 2014 and 2013.

Quarter ended March 31, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(2)	(10)	(39)	(214)	(8,096)	(8,361)	1,168	1,168
Gains (losses) included in OCI	(42)	—	—	—	—	(42)	—	—
Purchases	—	263	150	—	3,528	3,941	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(100)	(115)	(500)	—	(2)	(717)	786	786

Balance at March 31, 2014	$6,379	$1,561	$8,301	$1,715	$156,529	$174,485	$(126,345)	$(126,345)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2014	$—	$(6)	$(25)	$(136)	$(3,023)	$(3,190)	$1,168	$1,168

Quarter ended March 31, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(1)	3	(92)	(96)	(5,615)	(5,801)	(6,775)	(6,775)
Gains (losses) included in OCI	(1)	—	—	—	—	(1)	—	—
Purchases	—	5	27	—	5,147	5,179	—	—
Sales	—	(375)	—	—	—	(375)	—	—
Settlements	(25)	(107)	(817)	—	(13)	(962)	—	—

Balance at March 31, 2013	$7,043	$2,025	$10,936	$2,144	$153,949	$176,097	$(118,777)	$(118,777)

Changes in unrealized gains (losses) included in earnings relating to assets still held at March 31, 2013	$—	$2	$(30)	$(55)	$1,443	$1,360	$(6,775)	$(6,775)

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2014 and 2013.

Gains and losses (realized and unrealized) included in earnings for the quarters ended March 31, 2014 and 2013 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statements of operations as follows:

	Quarter ended March 31, 2014		Quarter ended March 31, 2013
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized to gains (losses) relating assets still held at reporting date
Interest income	$(2)	$—	$(1)	$—
FDIC loss share (expense) income	1,168	1,168	(6,775)	(6,775)
Other service fees	(8,096)	(3,023)	(5,615)	1,443
Trading account loss	(263)	(167)	(185)	(83)

Total	$(7,193)	$(2,022)	$(12,576)	$(5,415)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at March 31, 2014		Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,561		Discounted cash flow model	Weighted average life	2.2 years (0.8 - 5.2 years)
				Yield	3.9% (1.5% - 4.7%)
				Constant prepayment rate	24.3% (19.5% - 27.6%)

Other - trading	$868		Discounted cash flow model	Weighted average life	5.6 years
				Yield	12.1%
				Constant prepayment rate	10.8%

Mortgage servicing rights	$156,529		Discounted cash flow model	Prepayment speed	8.4% (5.7% - 24.2%)
				Weighted average life	12.0 years (4.1 - 18.3 years)
				Discount rate	11.4% (9.5% - 15.1%)

Contingent consideration	$(126,345)		Discounted cash flow model	Credit loss rate on covered loans	12.8% (0.0% - 100.0%)
				Risk premium component of discount rate	3.3%

Loans held-in-portfolio	$66,189	[1]	External appraisal	Haircut applied on external appraisals	22.9% (10.0% - 35.0%)

Other real estate owned	$4,769	[2]	External appraisal	Haircut applied on external appraisals	3.2% (5.0% - 10.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 26 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at March 31, 2014 and December 31, 2013, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 25.

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

Investment securities held-to-maturity

•	Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•	Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•	Other: Other securities include foreign and corporate debt. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. The fair value of corporate debt, which is collateralized by municipal bonds of Puerto Rico, was internally derived from benchmark treasury notes and a credit spread based on comparable Puerto Rico government trades, similar securities, and/or recent issuances. Corporate debt is classified as Level 3.

Other investment securities

•	Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 18 for additional information on these trust preferred securities.

•	Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of March 31, 2014, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	March 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$387,917	$387,917	$—	$—	$387,917
Money market investments	1,622,433	1,437,324	185,109	—	1,622,433
Trading account securities, excluding derivatives[1]	359,247	—	347,670	11,577	359,247
Investment securities available-for-sale[1]	5,768,890	410	5,762,101	6,379	5,768,890
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	112,405	—	—	101,195	101,195
Collateralized mortgage obligation-federal agency	114	—	—	105	105
Other	26,500	—	1,500	24,999	26,499

Total investment securities held-to-maturity	$139,019	$—	$1,500	$126,299	$127,799

Other investment securities:
FHLB stock	$63,931	$—	$63,931	$—	$63,931
FRB stock	86,502	—	86,502	—	86,502
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,926	—	—	5,614	5,614

Total other investment securities	$166,556	$—	$163,630	$6,614	$170,244

Loans held-for-sale	$94,877	$—	$2,149	$94,201	$96,350
Loans not covered under loss sharing agreement with the FDIC	21,069,202	—	—	19,346,159	19,346,159
Loans covered under loss sharing agreements with the FDIC	2,772,281	—	—	3,269,740	3,269,740
FDIC loss share asset	833,721	—	—	710,781	710,781
Mortgage servicing rights	156,529	—	—	156,529	156,529
Derivatives	28,998	—	28,998	—	28,998

	March 31, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$19,023,048	$—	$19,023,048	$—	$19,023,048
Time deposits	8,242,603	—	8,297,177	—	8,297,177

Total deposits	$27,265,651	$—	$27,320,225	$—	$27,320,225

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,570,023	$—	$1,574,119	$—	$1,574,119
Structured repurchase agreements	638,190	—	691,434	—	691,434

Total assets sold under agreements to repurchase	$2,208,213	$—	$2,265,553	$—	$2,265,553

Other short-term borrowings[2]	$1,200	$—	$1,200	$—	$1,200
Notes payable:
FHLB advances	510,825	—	526,032	—	526,032
Medium-term notes	685	—	—	718	718
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	339,315	—	339,315
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	531,804	—	—	977,075	977,075
Others	23,294	—	—	23,294	23,294

Total notes payable	$1,506,408	$—	$865,347	$1,001,087	$1,866,434

Derivatives	$25,714	$—	$25,714	$—	$25,714

Contingent consideration	$126,345	$—	$—	$126,345	$126,345

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,122,989	$—	$—	$1,958	$1,958
Letters of credit	81,379	—	—	1,370	1,370

[1]	Refer to Note 25 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$423,211	$423,211	$—	$—	$423,211
Money market investments	858,453	677,033	181,420	—	858,453
Trading account securities, excluding derivatives[1]	339,660	—	326,509	13,151	339,660
Investment securities available-for-sale[1]	5,294,800	412	5,287,865	6,523	5,294,800
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	113,881	—	—	94,712	94,712
Collateralized mortgage obligation-federal agency	115	—	—	122	122
Other	26,500	—	1,500	24,354	25,854

Total investment securities held-to-maturity	$140,496	$—	$1,500	$119,188	$120,688

Other investment securities:
FHLB stock	$85,245	$—	$85,245	$—	$85,245
FRB stock	80,385	—	80,385	—	80,385
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,925	—	—	4,699	4,699

Total other investment securities	$181,752	$—	$178,827	$5,699	$184,526

Loans held-for-sale	$110,426	$—	$3,155	$109,405	$112,560
Loans not covered under loss sharing agreement with the FDIC	21,073,403	—	—	19,070,337	19,070,337
Loans covered under loss sharing agreements with the FDIC	2,882,335	—	—	3,404,128	3,404,128
FDIC loss share asset	948,608	—	—	837,131	837,131
Mortgage servicing rights	161,099	—	—	161,099	161,099
Derivatives	34,793	—	34,793	—	34,793

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$18,399,793	$—	$18,399,793	$—	$18,399,793
Time deposits	8,311,352	—	8,367,410	—	8,367,410

Total deposits	$26,711,145	$—	$26,767,203	$—	$26,767,203

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,021,102	$—	$1,025,628	$—	$1,025,628
Structured repurchase agreements	638,190	—	694,422	—	694,422

Total assets sold under agreements to repurchase	$1,659,292	$—	$1,720,050	$—	$1,720,050

Other short-term borrowings[2]	$401,200	$—	$401,200	$—	$401,200
Notes payable:
FHLB advances	589,229	—	604,976	—	604,976
Medium-term notes	689	—	—	716	716
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	348,222	—	348,222
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	531,540	—	—	1,006,638	1,006,638
Others	23,496	—	—	23,496	23,496

Total notes payable	$1,584,754	$—	$953,198	$1,030,850	$1,984,048

Derivatives	$32,378	$—	$32,378	$—	$32,378

Contingent consideration	$128,299	$—	$—	$128,299	$128,299

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,490,927	$—	$—	$2,571	$2,571
Letters of credit	82,007	—	—	901	901

[1]	Refer to Note 25 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 16 to the consolidated financial statements for the composition of short-term borrowings.

Note 27 – Net income per common share

The following table sets forth the computation of net income per common share (“EPS”), basic and diluted, for the quarters ended March 31, 2014 and 2013:

	Quarters ended March 31,
(In thousands, except per share information)	2014	2013
Net income (loss)	$86,409	$(120,307)
Preferred stock dividends	(931)	(930)

Net income (loss) applicable to common stock	$85,478	$(121,237)

Average common shares outstanding	102,799,752	102,664,608
Average potential dilutive common shares	398,350	348,596

Average common shares outstanding - assuming dilution	103,198,102	103,013,204

Basic EPS	$0.83	$(1.18)

Diluted EPS	$0.83	$(1.18)

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

For the quarter ended March 31, 2014, there were 46,453 weighted average antidilutive stock options outstanding (March 31, 2013 – 105,253). Additionally, the Corporation has outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which have an antidilutive effect at March 31, 2014 and 2013.

Note 28 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2014	2013
Insurance fees	$12,296	$12,073
Credit card fees	16,221	15,685
Debit card fees	10,875	10,397
Sale and administration of investment products	6,457	8,717
Trust fees	4,463	4,458
Other fees	3,731	4,763

Total other service fees	$54,043	$56,093

Note 29 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended March 31,
(In thousands)	2014	2013
Amortization of loss share indemnification asset	$(48,946)	$(40,204)
80% mirror accounting on credit impairment losses[1]	15,090	14,045
80% mirror accounting on reimbursable expenses	12,745	7,783
80% mirror accounting on discount accretion on loans and unfunded commitments accounted for under ASC 310-20	—	(193)
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(4,392)	(1,101)
Change in true-up payment obligation	1,168	(6,775)
Other	129	179

Total FDIC loss share (expense) income	$(24,206)	$(26,266)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Note 30 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan		Benefit Restoration Plans
	Quarters ended March 31,		Quarters ended March 31,
(In thousands)	2014	2013	2014	2013
Interest Cost	$7,461	$6,966	$415	$373
Expected return on plan assets	(11,630)	(10,804)	(606)	(542)
Amortization of net loss	2,018	5,363	108	333

Total net periodic pension cost (benefit)	$(2,151)	$1,525	$(83)	$164

The Corporation did not make any contributions to the pension and benefit restoration plans during the quarter ended March 31, 2014. The total contributions expected to be paid during the year 2014 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Quarters ended March 31,
(In thousands)	2014	2013
Service cost	$364	$564
Interest cost	1,712	1,712
Amortization of prior service cost	(950)	—
Amortization of net loss	—	473

Total postretirement cost	$1,126	$2,749

Contributions made to the postretirement benefit plan for the quarter ended March 31, 2014 amounted to approximately $1.4 million. The total contributions expected to be paid during the year 2014 for the postretirement benefit plan amount to approximately $6.2 million.

Note 31 - Stock-based compensation

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

(Not in thousands)
Exercise price range per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$201.75 - $272.00	46,453	$269.50	0.85	46,453	$269.50

There was no intrinsic value of options outstanding at March 31, 2014 and 2013.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(60,549)	171.42

Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(53,984)	239.99

Outstanding at March 31, 2014	46,453	$269.50

There was no stock option expense recognized for the quarters ended March 31, 2014 and 2013.

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

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	491,223	$20.59
Granted	229,131	28.20
Vested	(131,324)	31.23
Forfeited	(3,783)	24.63

Non-vested at December 31, 2013	585,247	$21.16
Granted	105,783	27.72
Vested	(419)	26.51
Forfeited	—	—

Non-vested at March 31, 2014	690,611	$22.16

During the quarter ended March 31, 2014, 105,783 shares of restricted stock (March 31, 2013 – 104,059) were awarded to management under the Incentive Plan, from which all shares were awarded consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended March 31, 2014, the Corporation recognized $ 1.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.4 million (March 31, 2013 - $ 1.2 million, with a tax benefit of $ 0.3 million). The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at March 31, 2014 was $ 7.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	20,930	29.43
Vested	(20,930)	29.43
Forfeited	—	—

Non-vested at December 31, 2013	—	$—
Granted	3,085	27.56
Vested	(3,085)	27.56
Forfeited	—	—

Non-vested at March 31, 2014	—	—

During the quarter ended March 31, 2014, the Corporation granted 3,085 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (March 31, 2013 – 2,404). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $49 thousand (March 31, 2013 - $0.1 million, with a tax benefit of $35 thousand). The fair value at vesting date of the restricted stock vested during the quarter ended March 31, 2014 for directors was $ 85 thousand.

Note 32 – Income taxes

The reason for the difference between the income tax expense (benefit) applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	March 31, 2014		March 31, 2013

(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$42,772	39%	$(53,155)	30%
Net benefit of net tax exempt interest income	(11,386)	(10)	(7,418)	4
Deferred tax asset valuation allowance	(13,939)	(13)	(3,425)	2
Non-deductible expenses	8,319	7	6,010	(3)
Difference in tax rates due to multiple jurisdictions	(6,991)	(6)	(2,059)	1
Effect of income subject to preferential tax rate	2,278	2	2,137	(1)
Others	2,211	2	1,033	(1)

Income tax expense (benefit)	$23,264	21%	$(56,877)	32%

Income tax expense amounted to $23.3 million for the quarter ended March 31, 2014, compared with an income tax benefit of $ 56.9 million for the same quarter of 2013. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations and higher marginal income tax rate in Puerto Rico partially offset by higher net exempt interest income. The income tax benefit recognized during the first quarter of 2013 was due to the loss generated on the Puerto Rico banking operations by the bulk sale of non-performing assets. The Puerto Rico statutory tax rate increased from 30% to 39% effective for taxable years beginning after December 31, 2012 as a result of Act Number 40 enacted on June 30, 2013.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	March 31, 2014	December 31, 2013
Deferred tax assets:
Tax credits available for carryforward	$12,019	$8,195
Net operating loss and other carryforward available	1,256,558	1,269,523
Postretirement and pension benefits	49,060	51,742
Deferred loan origination fees	7,538	7,718
Allowance for loan losses	752,318	760,956
Deferred gains	9,004	9,313
Accelerated depreciation	7,760	7,577
Intercompany deferred gains	2,917	3,235
Other temporary differences	33,888	34,443

Total gross deferred tax assets	2,131,062	2,152,702

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	34,101	37,938
Difference in outside basis between financial and tax reporting on sale of a business	381	349
FDIC-assisted transaction	87,439	79,381
Unrealized net gain on trading and available-for-sale securities	13,626	3,822
Deferred loan origination costs	638	554
Other temporary differences	13,329	13,038

Total gross deferred tax liabilities	149,514	135,082

Valuation allowance	1,239,564	1,257,977

Net deferred tax asset	$741,984	$759,643

The net deferred tax asset shown in the table above at March 31, 2014 is reflected in the consolidated statements of financial condition as $774 million in net deferred tax assets in the “Other assets” caption (December 31, 2013 - $762 million) and $32 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2013 - $2 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation recorded a valuation allowance in the year 2008 since in consideration of the requirement of ASC 740 management considered that it is more likely than not that all of the U.S. operation deferred tax asset will not be realized. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland management evaluates and weights all available positive and negative evidence. The Corporation’s U.S. mainland operations is not in a cumulative loss position for the three-year period ended March 31, 2014 taking into account taxable income exclusive of reversing temporary differences. This represents positive evidence within management’s evaluation. The book income for 2013 and the first quarter of 2014 was significantly impacted by a reversal of the loan loss provision due to the improved credit quality of the loan portfolios. However, the U.S. mainland operations did not report taxable income for the years 2011, 2012 and 2013. Future realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under the tax law. The lack of taxable income together with the uncertainties regarding future performance represents strong negative evidence within management’s evaluation. This determination should be updated each quarter and adjusted as any changes arise. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Corporation will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740.

At March 31, 2014, the Corporation’s net deferred tax asset related to its Puerto Rico operations amounted to $773 million.

The Corporation’s Puerto Rico Banking operation is not in a cumulative three year loss position and has sustained profitability during the years 2012 and 2013 and the first quarter of 2014, exclusive of the loss generated on the sales of non-performing assets that took place in 2013 which is not a continuing condition of the operations. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico operations will be realized.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2014	2013
Balance at January 1	$9.8	$13.4
Additions for tax positions -January through March	0.3	0.2

Balance at March 31	$10.1	$13.6

At March 31, 2014, the total amount of interest recognized in the statement of financial condition approximated $3.8 million (December 31, 2013 - $3.6 million). The total interest expense recognized at March 2014 was $200 thousand (December 31, 2013 - $1.4 million). Management determined that at March 31, 2014 and December 31, 2013 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, whiles the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $12.4 million at March 31, 2014 (December 31, 2013 - $11.9 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At March 31, 2014, the following years remain subject to examination in the U.S. Federal jurisdiction: 2010 and thereafter; and in the Puerto Rico jurisdiction, 2009 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately

$7.7 million.

Note 33 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the quarters ended March 31, 2014 and March 31, 2013 are listed in the following table:

(In thousands)	March 31, 2014	March 31, 2013
Non-cash activities:
Loans transferred to other real estate	$35,272	$85,520
Loans transferred to other property	10,538	7,852

Total loans transferred to foreclosed assets	45,810	93,372
Transfers from loans held-in-portfolio to loans held-for-sale	29,896	178,157
Transfers from loans held-for-sale to loans held-in-portfolio	1,919	16,109
Loans securitized into investment securities[1]	228,515	413,394
Trades receivable from brokers and counterparties	74,603	144,171
Trades payable to brokers and counterparties	222,297	37,149
Recognition of mortgage servicing rights on securitizations or asset transfers	3,528	5,102
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	194,514

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 34 – Segment reporting

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

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at March 31, 2014, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

Banco Popular North America:

Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a retail branch network in the U.S. mainland under the name of Popular Community Bank, while E-LOAN supports BPNA’s deposit gathering through its online platform. All direct lending activities at E-LOAN were ceased during the fourth quarter of 2008. Popular Equipment Finance, Inc. also holds a running-off loan portfolio as this subsidiary ceased originating loans during 2009. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network.

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

The tables that follow present the results of operations and total assets by reportable segments:

2014
For the quarter ended March 31, 2014
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$327,870	$73,227	$—
Provision (reversal of provision) for loan losses	79,837	(6,557)	—
Non-interest income	68,089	21,135	—
Amortization of intangibles	1,824	680	—
Depreciation expense	9,498	2,310	—
Other operating expenses	209,839	56,113	—
Income tax expense	29,943	846	—

Net income	$65,018	$40,970	$—

Segment assets	$27,734,350	$8,792,790	$(13,717)

For the quarter ended March 31, 2014
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$401,097	$(28,130)	$—	$372,967
Provision (reversal of provision) for loan losses	73,280	(208)	—	73,072
Non-interest income	89,224	17,408	(67)	106,565
Amortization of intangibles	2,504	—	—	2,504
Depreciation expense	11,808	157	—	11,965
Other operating expenses	265,952	17,076	(710)	282,318
Income tax expense (benefit)	30,789	(7,776)	251	23,264

Net income (loss)	$105,988	$(19,971)	$392	$86,409

Segment assets	$36,513,423	$5,448,958	$(5,218,219)	$36,744,162

2013
For the quarter ended March 31, 2013
(In thousands)	Banco Popular de Puerto Rico	Banco Popular North America	Intersegment Eliminations
Net interest income	$305,028	$68,018	$—
Provision for loan losses	221,885	2,011	—
Non-interest income	16,377	10,071	—
Amortization of intangibles	1,788	680	—
Depreciation expense	9,766	2,325	—
Other operating expenses	249,635	54,847	—
Income tax (benefit) expense	(52,865)	936	—

Net (loss) income	$(108,804)	$17,290	$—

For the quarter ended March 31, 2013
(In thousands)	Reportable Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$373,046	$(26,733)	$—	$346,313
Provision (reversal of provision) for loan losses	223,896	(40)	—	223,856
Non-interest income	26,448	7,672	(63)	34,057
Amortization of intangibles	2,468	—	—	2,468
Depreciation expense	12,091	163	—	12,254
Other operating expenses	304,482	15,172	(678)	318,976
Income tax benefit	(51,929)	(5,133)	185	(56,877)

Net loss	$(91,514)	$(29,223)	$430	$(120,307)

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2014

For the quarter ended March 31, 2014
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$136,460	$188,677	$2,733	$—	$327,870
Provision for loan losses	31,189	48,648	—	—	79,837
Non-interest income	7,684	37,979	22,444	(18)	68,089
Amortization of intangibles	1	1,709	114	—	1,824
Depreciation expense	3,899	5,312	287	—	9,498
Other operating expenses	56,439	137,601	15,817	(18)	209,839
Income tax expense	18,008	8,828	3,107	—	29,943

Net income	$34,608	$24,558	$5,852	$—	$65,018

Segment assets	$10,867,418	$18,459,906	$997,506	$(2,590,480)	$27,734,350

2013

For the quarter ended March 31, 2013
Banco Popular de Puerto Rico
(In thousands)	Commercial Banking	Consumer and Retail Banking	Other Financial Services	Eliminations	Total Banco Popular de Puerto Rico
Net interest income	$113,803	$189,153	$2,072	$—	$305,028
Provision for loan losses	145,773	76,112	—	—	221,885
Non-interest (loss) income	(65,227)	58,218	23,402	(16)	16,377
Amortization of intangibles	1	1,709	78	—	1,788
Depreciation expense	3,976	5,491	299	—	9,766
Other operating expenses	78,833	154,285	16,533	(16)	249,635
Income tax (benefit) expense	(55,651)	678	2,108	—	(52,865)

Net (loss) income	$(124,356)	$9,096	$6,456	$—	$(108,804)

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2014

For the quarter ended March 31, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$72,542	$685	$—	$73,227
(Reversal of) provision for loan losses	(6,772)	215	—	(6,557)
Non-interest income	21,026	109	—	21,135
Amortization of intangibles	680	—	—	680
Depreciation expense	2,310	—	—	2,310
Other operating expenses	55,579	534	—	56,113
Income tax expense	846	—	—	846

Net income	$40,925	$45	$—	$40,970

Segment assets	$9,514,288	$286,910	$(1,008,408)	$8,792,790

2013

For the quarter ended March 31, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$67,117	$901	$—	$68,018
Provision (reversal of) for loan losses	2,282	(271)	—	2,011
Non-interest income (loss)	11,209	(1,138)	—	10,071
Amortization of intangibles	680	—	—	680
Depreciation expense	2,325	—	—	2,325
Other operating expenses	54,168	679	—	54,847
Income tax expense	936	—	—	936

Net income (loss)	$17,935	$(645)	$—	$17,290

Geographic Information

	Quarter ended
(In thousands)	March 31, 2014	March 31, 2013
Revenues:[1]
Puerto Rico	$357,037	$285,814
United States	94,812	75,639
Other	27,683	18,917

Total consolidated revenues	$479,532	$380,370

[1]	Total revenues include net interest income, service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income.

Selected Balance Sheet Information:

(In thousands)	March 31, 2014	December 31, 2013
Puerto Rico
Total assets	$26,584,140	$25,714,758
Loans	18,006,842	18,107,764
Deposits	20,270,578	19,730,408

United States
Total assets	$9,038,539	$8,897,535
Loans	5,802,969	5,839,115
Deposits	6,055,811	6,007,159

Other
Total assets	$1,121,483	$1,137,040
Loans	766,897	759,840
Deposits [1]	939,262	973,578

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 35 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to March 31, 2014.

On April 22, 2014, the Corporation entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida with three different buyers. In connection with these transactions, the Corporation intends to centralize certain back office operations previously conducted in these regions, in Puerto Rico and New York. The combined transactions are expected to result in an aggregate loss within a range of $134 million to $194 million, consisting of an estimated pre-tax gain of approximately $26 million and an estimated noncash goodwill write-down within a range of $160 million to $220 million. The amount of the goodwill charge is based on a preliminary estimate and may be materially different depending on the final fair value distribution analysis. However, this non-cash charge will have no impact on the Corporation’s tangible capital or regulatory capital ratios. An estimated restructuring charge of approximately $54 million will be taken by the Corporation, comprised of $32 million in severance and retention payments and $22 million in operational set-up costs and lease cancelations. The transactions are expected to be completed during the fourth quarter of 2014.

On April 22, 2014 the Corporation’s U.S. bank subsidiary, Popular Community Bank, declared a $250 million cash dividend to the Bank Holding Company, (“BHC”), $100 million of which was contributed by the BHC to the Puerto Rico banking subsidiary, BPPR.

Note 36 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at March 31, 2014 and December 31, 2013, and the results of their operations and cash flows for periods ended March 31, 2014 and 2013.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At March 31, 2014, BPPR could have declared a dividend of approximately $391 million (December 31, 2013 - $504 million). However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At March 31, 2014
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$2,305	$614	$387,922	$(2,924)	$387,917
Money market investments	29,913	817	1,603,720	(12,017)	1,622,433
Trading account securities, at fair value	1,460	—	357,787	—	359,247
Investment securities available-for-sale, at fair value	204	—	5,768,686	—	5,768,890
Investment securities held-to-maturity, at amortized cost	—	—	139,019	—	139,019
Other investment securities, at lower of cost or realizable value	10,850	4,492	151,214	—	166,556
Investment in subsidiaries	4,997,798	1,719,972	—	(6,717,770)	—
Loans held-for-sale, at lower of cost or fair value	—	—	94,877	—	94,877

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	493,115	—	21,701,254	(491,319)	21,703,050
Loans covered under loss sharing agreements with the FDIC	—	—	2,870,054	—	2,870,054
Less - Unearned income	—	—	91,273	—	91,273
Allowance for loan losses	5	—	640,343	—	640,348

Total loans held-in-portfolio, net	493,110	—	23,839,692	(491,319)	23,841,483

FDIC loss share asset	—	—	833,721	—	833,721
Premises and equipment, net	2,037	—	511,818	—	513,855
Other real estate not covered under loss sharing agreements with the FDIC	—	—	136,965	—	136,965
Other real estate covered under loss sharing agreements with the FDIC	—	—	158,747	—	158,747
Accrued income receivable	122	31	125,803	(61)	125,895
Mortgage servicing assets, at fair value	—	—	156,529	—	156,529
Other assets	68,752	27,165	1,666,806	(15,077)	1,747,646
Goodwill	—	—	647,758	(1)	647,757
Other intangible assets	554	—	42,071	—	42,625

Total assets	$5,607,105	$1,753,091	$36,623,135	$(7,239,169)	$36,744,162

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$6,329,520	$(2,924)	$6,326,596
Interest bearing	—	—	20,939,872	(817)	20,939,055

Total deposits	—	—	27,269,392	(3,741)	27,265,651

Federal funds purchased and assets sold under agreements to repurchase	—	—	2,219,413	(11,200)	2,208,213
Other short-term borrowings	—	41,319	451,200	(491,319)	1,200
Notes payable	822,616	149,663	534,129	—	1,506,408
Other liabilities	38,742	4,904	988,890	(15,593)	1,016,943

Total liabilities	861,358	195,886	31,463,024	(521,853)	31,998,415

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,035	2	56,079	(56,081)	1,035
Surplus	4,163,290	4,479,208	6,057,474	(10,528,155)	4,171,817
Retained earnings (accumulated deficit)	688,435	(2,906,205)	(798,325)	3,696,003	679,908
Treasury stock, at cost	(898)	—	—	—	(898)
Accumulated other comprehensive loss, net of tax	(156,275)	(15,800)	(155,117)	170,917	(156,275)

Total stockholders’ equity	4,745,747	1,557,205	5,160,111	(6,717,316)	4,745,747

Total liabilities and stockholders’ equity	$5,607,105	$1,753,091	$36,623,135	$(7,239,169)	$36,744,162

Condensed Consolidating Statement of Financial Condition

	At December 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$10,595	$616	$422,967	$(10,967)	$423,211
Money market investments	18,721	4,804	839,732	(4,804)	858,453
Trading account securities, at fair value	1,353	—	338,390	—	339,743
Investment securities available-for-sale, at fair value	204	—	5,294,596	—	5,294,800
Investment securities held-to-maturity, at amortized cost	—	—	140,496	—	140,496
Other investment securities, at lower of cost or realizable value	10,850	4,492	166,410	—	181,752
Investment in subsidiaries	4,856,566	1,670,809	—	(6,527,375)	—
Loans held-for-sale, at lower of cost or fair value	—	—	110,426	—	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	521,092	—	21,702,418	(519,500)	21,704,010
Loans covered under loss sharing agreements with the FDIC	—	—	2,984,427	—	2,984,427
Less - Unearned income	—	—	92,144	—	92,144
Allowance for loan losses	304	—	640,251	—	640,555

Total loans held-in-portfolio, net	520,788	—	23,954,450	(519,500)	23,955,738

FDIC loss share asset	—	—	948,608	—	948,608
Premises and equipment, net	2,135	—	517,381	—	519,516
Other real estate not covered under loss sharing agreements with the FDIC	—	—	135,501	—	135,501
Other real estate covered under loss sharing agreements with the FDIC	—	—	168,007	—	168,007
Accrued income receivable	64	114	131,368	(10)	131,536
Mortgage servicing assets, at fair value	—	—	161,099	—	161,099
Other assets	66,577	19,407	1,642,760	(41,186)	1,687,558
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	44,578	—	45,132

Total assets	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,933,649	$(10,967)	$5,922,682
Interest bearing	—	—	20,793,267	(4,804)	20,788,463

Total deposits	—	—	26,726,916	(15,771)	26,711,145

Assets sold under agreements to repurchase	—	—	1,659,292	—	1,659,292
Other short-term borrowings	—	—	920,700	(519,500)	401,200
Notes payable	822,351	149,663	612,740	—	1,584,754
Other liabilities	39,906	39,245	728,899	(41,258)	766,792

Total liabilities	862,257	188,908	30,648,547	(576,529)	31,123,183

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,034	2	56,079	(56,081)	1,034
Surplus	4,161,625	4,479,208	6,056,774	(10,527,455)	4,170,152
Retained earnings (accumulated deficit)	602,957	(2,940,509)	(907,972)	3,839,954	594,430
Treasury stock, at cost	(881)	—	—	—	(881)
Accumulated other comprehensive loss, net of tax	(188,745)	(27,367)	(188,902)	216,269	(188,745)

Total stockholders’ equity	4,626,150	1,511,334	5,015,979	(6,527,313)	4,626,150

Total liabilities and stockholders’ equity	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$562	$—	$401,912	$(541)	$401,933
Money market investments	7	3	972	(9)	973
Investment securities	166	80	34,881	—	35,127
Trading account securities	—	—	5,257	—	5,257

Total interest income	735	83	443,022	(550)	443,290

Interest expense:
Deposits	—	—	29,394	(2)	29,392
Short-term borrowings	—	217	9,372	(548)	9,041
Long-term debt	26,054	2,707	3,129	—	31,890

Total interest expense	26,054	2,924	41,895	(550)	70,323

Net interest (expense) income	(25,319)	(2,841)	401,127	—	372,967
Provision for loan losses- non-covered loans	(208)	—	47,566	—	47,358
Provision for loan losses- covered loans	—	—	25,714	—	25,714

Net interest (expense) income after provision for loan losses	(25,111)	(2,841)	327,847	—	299,895

Service charges on deposit accounts	—	—	41,250	—	41,250
Other service fees	—	—	54,110	(67)	54,043
Mortgage banking activities	—	—	3,681	—	3,681
Trading account profit	21	—	1,956	—	1,977
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	11,776	—	11,776
Adjustments (expense) to indemnity reserves on loans sold	—	—	(10,347)	—	(10,347)
FDIC loss share (expense) income	—	—	(24,206)	—	(24,206)
Other operating income	3,401	661	24,329	—	28,391

Total non-interest income	3,422	661	102,549	(67)	106,565

Operating expenses:
Personnel costs	8,309	—	104,845	—	113,154
Net occupancy expenses	932	—	24,759	—	25,691
Equipment expenses	941	—	10,841	—	11,782
Other taxes	184	—	13,540	—	13,724
Professional fees	3,046	1,004	65,809	(67)	69,792
Communications	127	—	6,807	—	6,934
Business promotion	411	—	11,271	—	11,682
FDIC deposit insurance	—	—	11,973	—	11,973
Other real estate owned (OREO) expenses	—	—	6,187	—	6,187
Other operating expenses	(13,768)	109	37,666	(643)	23,364
Amortization of intangibles	—	—	2,504	—	2,504

Total operating expenses	182	1,113	296,202	(710)	296,787

(Loss) income before income tax and equity in earnings of subsidiaries	(21,871)	(3,293)	134,194	643	109,673
Income tax (benefit) expense	(834)	—	23,847	251	23,264

(Loss) income before equity in earnings of subsidiaries	(21,037)	(3,293)	110,347	392	86,409
Equity in undistributed earnings of subsidiaries	107,446	37,597	—	(145,043)	—

Net income	$86,409	$34,304	$110,347	$(144,651)	$86,409

Comprehensive income, net of tax	$118,879	$45,871	$144,132	$(190,003)	$118,879

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended March 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,009	$—	$385,049	$(132)	$385,926
Money market investments	38	1	955	(39)	955
Investment securities	4,146	81	36,507	(2,911)	37,823
Trading account securities	—	—	5,514	—	5,514

Total interest income	5,193	82	428,025	(3,082)	430,218

Interest expense:
Deposits	—	—	38,358	(2)	38,356
Short-term borrowings	—	—	9,950	(168)	9,782
Long-term debt	24,758	7,276	6,645	(2,912)	35,767

Total interest expense	24,758	7,276	54,953	(3,082)	83,905

Net interest (expense) income	(19,565)	(7,194)	373,072	—	346,313
Provision for loan losses- non-covered loans	(40)	—	206,340	—	206,300
Provision for loan losses- covered loans	—	—	17,556	—	17,556

Net interest (expense) income after provision for loan losses	(19,525)	(7,194)	149,176	—	122,457

Service charges on deposit accounts	—	—	43,722	—	43,722
Other service fees	—	—	56,154	(61)	56,093
Mortgage banking activities	—	—	20,300	—	20,300
Trading account profit (loss)	76	—	(1,060)	—	(984)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(62,719)	—	(62,719)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(16,143)	—	(16,143)
FDIC loss share (expense) income	—	—	(26,266)	—	(26,266)
Other operating income	870	2,562	16,621	1	20,054

Total non-interest income	946	2,562	30,609	(60)	34,057

Operating expenses:
Personnel costs	7,379	—	108,610	—	115,989
Net occupancy expenses	828	1	22,644	—	23,473
Equipment expenses	1,080	—	10,870	—	11,950
Other taxes	83	—	11,503	—	11,586
Professional fees	2,311	22	68,225	(61)	70,497
Communications	93	—	6,739	—	6,832
Business promotion	430	—	12,487	—	12,917
FDIC deposit insurance	—	—	9,280	—	9,280
Other real estate owned (OREO) expenses	—	—	46,741	—	46,741
Other operating expenses	(12,615)	108	35,089	(617)	21,965
Amortization of intangibles	—	—	2,468	—	2,468

Total operating expenses	(411)	131	334,656	(678)	333,698

Loss before income tax and equity in earnings of subsidiaries	(18,168)	(4,763)	(154,871)	618	(177,184)
Income tax expense (benefit)	515	—	(57,577)	185	(56,877)

Loss before equity in earnings of subsidiaries	(18,683)	(4,763)	(97,294)	433	(120,307)
Equity in undistributed (losses) earnings of subsidiaries	(101,624)	13,946	—	87,678	—

Net (loss) Income	$(120,307)	$9,183	$(97,294)	$88,111	$(120,307)

Comprehensive (loss) income, net of tax	$(139,447)	$2,156	$(119,034)	$116,878	$(139,447)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income	$86,409	$34,304	$110,347	$(144,651)	$86,409

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(107,446)	(37,597)	—	145,043	—
Provision for loan losses	(208)	—	73,280	—	73,072
Amortization of intangibles	—	—	2,504	—	2,504
Depreciation and amortization of premises and equipment	157	—	11,808	—	11,965
Net accretion of discounts and amortization of premiums and deferred fees	265	—	(39,836)	—	(39,571)
Fair value adjustments on mortgage servicing rights	—	—	8,096	—	8,096
FDIC loss share expense	—	—	24,206	—	24,206
Adjustments (expense) to indemnity reserves on loans sold	—	—	10,347	—	10,347
Earnings from investments under the equity method	(3,401)	(661)	(12,868)	—	(16,930)
Deferred income tax (benefit) expense	(1,577)	—	15,224	251	13,898
Loss (gain) on:
Disposition of premises and equipment	—	—	(1,671)	—	(1,671)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(18,953)	—	(18,953)
Sale of foreclosed assets, including write-downs	—	—	(1,199)	—	(1,199)
Acquisitions of loans held-for-sale	—	—	(76,125)	—	(76,125)
Proceeds from sale of loans held-for-sale	—	—	45,115	—	45,115
Net originations on loans held-for-sale	—	—	(179,057)	—	(179,057)
Net (increase) decrease in:
Trading securities	(107)	—	219,104	—	218,997
Accrued income receivable	(58)	83	5,564	52	5,641
Other assets	1,488	(7,096)	30,505	(26,360)	(1,463)
Net increase (decrease) in:
Interest payable	2,080	(2,632)	(2,076)	(52)	(2,680)
Pension and other postretirement benefits obligations	—	—	(1,562)	—	(1,562)
Other liabilities	(3,245)	(31,708)	8,043	25,717	(1,193)

Total adjustments	(112,052)	(79,611)	120,449	144,651	73,437

Net cash (used in) provided by operating activities	(25,643)	(45,307)	230,796	—	159,846

Cash flows from investing activities:
Net (increase) decrease in money market investments	(11,192)	3,986	(763,988)	7,214	(763,980)
Purchases of investment securities:
Available-for-sale	—	—	(436,233)	—	(436,233)
Other	—	—	(34,768)	—	(34,768)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	194,949	—	194,949
Held-to-maturity	—	—	1,888	—	1,888
Other	—	—	49,964	—	49,964
Net repayments on loans	27,886	—	205,955	(28,181)	205,660
Proceeds from sale of loans	—	—	42,238	—	42,238
Acquisition of loan portfolios	—	—	(201,385)	—	(201,385)
Net payments from FDIC under loss sharing agreements	—	—	81,327	—	81,327
Acquisition of premises and equipment	(72)	—	(10,945)	—	(11,017)
Proceeds from sale of:
Premises and equipment	13	—	6,372	—	6,385
Foreclosed assets	—	—	38,830	—	38,830

Net cash provided by (used in) investing activities	16,635	3,986	(825,796)	(20,967)	(826,142)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	547,943	12,029	559,972
Federal funds purchased and assets sold under agreements to repurchase	—	—	560,121	(11,200)	548,921
Other short-term borrowings	—	41,319	(469,500)	28,181	(400,000)
Payments of notes payable	—	—	(110,514)	—	(110,514)
Proceeds from issuance of notes payable	—	—	31,905	—	31,905
Proceeds from issuance of common stock	1,666	—	—	—	1,666
Dividends paid	(931)	—	—	—	(931)
Net payments for repurchase of common stock	(17)	—	—	—	(17)

Net cash provided by financing activities	718	41,319	559,955	29,010	631,002

Net decrease in cash and due from banks	(8,290)	(2)	(35,045)	8,043	(35,294)
Cash and due from banks at beginning of period	10,595	616	422,967	(10,967)	423,211

Cash and due from banks at end of period	$2,305	$614	$387,922	$(2,924)	$387,917

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Quarter ended March 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net (loss) income	$(120,307)	$9,183	$(97,294)	$88,111	$(120,307)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed losses (earnings) of subsidiaries	101,624	(13,946)	—	(87,678)	—
Provision for loan losses	(40)	—	223,896	—	223,856
Amortization of intangibles	—	—	2,468	—	2,468
Depreciation and amortization of premises and equipment	162	1	12,091	—	12,254
Net accretion of discounts and amortization of premiums and deferred fees	8,034	19	(22,310)	—	(14,257)
Fair value adjustments on mortgage servicing rights	—	—	5,615	—	5,615
FDIC loss share expense	—	—	26,266	—	26,266
Adjustments (expense) to indemnity reserves on loans sold	—	—	16,143	—	16,143
Earnings from investments under the equity method	(870)	(2,563)	(6,161)	—	(9,594)
Deferred income tax expense (benefit)	136	—	(60,849)	185	(60,528)
(Gain) loss on:
Disposition of premises and equipment	—	—	(1,468)	—	(1,468)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	48,959	—	48,959
Sale of foreclosed assets, including write-downs	—	—	38,363	—	38,363
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	51,000	—	51,000
Net originations on loans held-for-sale	—	—	(382,810)	—	(382,810)
Net (increase) decrease in:
Trading securities	(164)	—	423,400	—	423,236
Accrued income receivable	(730)	81	(9,065)	(101)	(9,815)
Other assets	(264)	47	24,806	3,592	28,181
Net increase (decrease) in:
Interest payable	—	1,809	(2,040)	(24)	(255)
Pension and other postretirement benefits obligations	—	—	1,470	—	1,470
Other liabilities	(2,427)	(3)	(26,619)	463	(28,586)

Total adjustments	105,461	(14,555)	347,820	(83,563)	355,163

Net cash (used in) provided by operating activities	(14,846)	(5,372)	250,526	4,548	234,856

Cash flows from investing activities:
Net increase in money market investments	(54)	(368)	(258,610)	368	(258,664)
Purchases of investment securities:
Available-for-sale	—	—	(736,069)	—	(736,069)
Held-to-maturity	—	—	(250)	—	(250)
Other	—	—	(49,018)	—	(49,018)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	497,175	—	497,175
Held-to-maturity	—	—	2,078	—	2,078
Other	—	—	35,884	—	35,884
Net repayments on loans	26,255	—	468,008	(25,954)	468,309
Proceeds from sale of loans	—	—	43,044	—	43,044
Acquisition of loan portfolios	—	—	(1,026,485)	—	(1,026,485)
Net payments to FDIC under loss sharing agreements	—	—	(107)	—	(107)
Return of capital from equity method investments	—	438	—	—	438
Capital contribution to subsidiary	(8,300)	—	—	8,300	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)

Acquisition of premises and equipment	(145)	—	(11,838)	—	(11,983)
Proceeds from sale of:
Premises and equipment	26	—	4,179	—	4,205
Foreclosed assets	—	—	71,930	—	71,930

Net cash provided by (used in) investing activities	17,782	70	(960,124)	(17,286)	(959,558)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	4,866	(8,661)	(3,795)
Assets sold under agreements to repurchase	—	—	248,923	—	248,923
Other short-term borrowings	—	—	289,000	26,000	315,000
Payments of notes payable	—	(3,000)	(45,281)	—	(48,281)
Proceeds from issuance of notes payable	—	—	14,882	—	14,882
Proceeds from issuance of common stock	1,545	—	—	—	1,545
Dividends paid	(620)	—	—	—	(620)
Net payments for repurchase of common stock	(25)	—	—	—	(25)
Capital contribution from parent	—	8,300	—	(8,300)	—

Net cash provided by financing activities	900	5,300	512,390	9,039	527,629

Net increase (decrease) in cash and due from banks	3,836	(2)	(197,208)	(3,699)	(197,073)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$4,939	$622	$242,344	$(5,615)	$242,290

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides mortgage, retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 34 to the consolidated financial statements presents information about the Corporation’s business segments. As of March 31, 2014, the Corporation had a 14.9% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended March 31, 2014, the Corporation recorded $3.0 million in earnings from its investment in EVERTEC, which had a carrying amount of $20.5 million as of the end of the quarter. Also, the Corporation had a 15.8% stake in BHD Financial Group (“BHD”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended March 31, 2014, the Corporation recorded $13.3 million in earnings from its investment in BHD, which had a carrying amount of $104.7 million, as of the end of the quarter. This income included a pre-tax gain of $6.5 million resulting from BHD’s acquisition of another financial institution during the quarter. Refer to Note 13, Other Assets, for additional information of this transaction.

OVERVIEW

For the quarter ended March 31, 2014, the Corporation recorded net income of $86.4 million compared with a net loss of $120.3 million for the same quarter of the previous year. The results for the first quarter of 2013 reflected an after-tax loss of $180.6 million resulting from the bulk sale of non-performing assets completed during such quarter.

Recent significant events

•	On April 22, 2014, the Corporation entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers. In connection with these transactions, the Corporation intends to centralize certain back office operations previously conducted on these regions, in Puerto Rico and New York. The combined transactions are expected to result in an aggregate loss within a range of $134 million to $194 million, consisting of an estimated pre-tax gain of approximately $26 million and an estimated noncash goodwill write-down within a range of $160 million to $220 million. The amount of the goodwill charge is based on a preliminary estimate and may be materially different depending on the final fair value distribution analysis. However, this non-cash charge will have no impact on the Corporation’s tangible capital or regulatory capital ratios. An estimated restructuring charge of approximately $54 million will be taken by the Corporation, comprised of $32 million in severance and retention payments and $22 million in operational set-up costs and lease cancelations. The transactions are expected to be completed during the fourth quarter of 2014. The Corporation expects that annual operating expenses will be prospectively reduced by approximately $45 million after the reorganization is complete. This decrease in expenses is expected to offset the reduction in revenues that will result from the sale of the regional operations.

Financial highlights for the quarter ended March 31, 2014

•	Taxable equivalent net interest income was $391.1 million for the first quarter of 2014, an increase of $29.5 million, or 8%, from the same quarter of the prior year. Net interest margin increased by 34 basis points from 4.59% to 4.93% mainly resulting from higher yield on covered loans by 287 basis points due to higher expected cash flows and resolution of loans; higher yield on commercial and construction loans at BPPR, resulting from the bulk sale of non-performing assets completed during the first quarter of 2013 and interest collected on non-accrual loans at BPNA; lower cost of deposits due to continuous efforts to reduce deposit costs; and lower cost of borrowings due to the early repayment of a $233.2 million senior note during the third quarter of 2013. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•	Non-covered, non-performing loans increased by $37.4 million, or 6%, when compared to December 31, 2013 driven by a single $52 million commercial credit relationship. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 2.94% at March 31, 2014 from 2.77% at December 31, 2013. The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.80% for the quarter ended March 31, 2014, down from 1.55% for the quarter ended March 31, 2013. Net charge-offs, excluding covered loans, for the quarter ended March 31, 2014 decreased by $38.1 million when compared to the quarter ended March 31, 2013. The decline is mostly driven by improvements in the credit performance of the loans portfolios and de-risking strategies taken by the Corporation to improve the risk profile of its portfolios. The non-performing loans bulk sale completed during the first quarter of 2013 added $163.1 million in write-downs at the BPPR operations, which are excluded from the above mentioned net charge-off metrics. Significant items influenced credit quality results for the first quarter of 2014. Adjusting for these items, overall credit trends remained stable during the quarter, particularly driven by strong credit quality results in the BPNA segment. Nevertheless, the Corporation continues to closely monitor macroeconomic conditions in Puerto Rico which continue to be challenging.

•	The provision for loan losses for the quarter ended March 31, 2014 totaled $73.1 million, compared with $223.9 million for the same period in 2013, a decline of $150.8 million. The provision for loan losses for the non-covered loan portfolio totaled $47.4 million, compared with $206.3 million for the same quarter in 2013, a decline of $158.9 million, mostly due to $148.8 million related to the bulk loan sale of non-performing assets completed in the first quarter of 2013 and reserve releases at BPNA due to improved credit quality trends. The provision for covered loans totaled $25.7 million in the first quarter of 2014, compared with $17.6 million for the same quarter in 2013, an increase of $8.2 million, mostly driven by higher impairment losses from the commercial and construction portfolios.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income increased by $72.5 million to $106.6 million for the quarter ended March 31, 2014, compared with $34.1 million for the same quarter in the previous year. This increase was mainly attributed to:

•	Positive variance of $74.5 million in net gain (loss) on sale of loans held-for-sale, net of valuation adjustments, due to effect of the $61.4 million loss at BPPR that resulted from the bulk sale of non-performing commercial and construction loans during the first quarter of 2013;

•	Lower provision for indemnity reserves on loans sold by $5.8 million mainly due to the effect of the $10.7 million reserve established at BPPR in connection with the previously mentioned bulk sale of non-performing assets completed during the first quarter of 2013, a portion of which was released during the first quarter of 2014, offset by a higher provision on loans subject to credit recourse; and

•	Higher other operating income by $8.3 million primarily resulting from the net gain of $6.5 million recorded as a result of an acquisition of another financial institution completed during the quarter by Centro Financiero BHD, the Corporation’s equity method investee based in the Dominican Republic.

These favorable variances were partially offset by lower mortgage banking activities of $16.6 million. Refer to Table 4 for details of mortgage banking activities.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses decreased by $36.9 million when compared to the first quarter of 2013 due to the following main factors:

•	Lower loss on the sale of other real estate owned (OREO) due to the $37.0 million loss related to the previously mentioned bulk sale of non-performing assets completed during the first quarter of 2013;

•	Lower personnel costs by $2.8 million, principally due to changes to actuarial assumptions in BPPR’s pension obligations;

•	The above variances were partially offset by an increase of $2.7 million in the FDIC deposit premium insurance due to the recognition during the quarter ended March 31, 2013 of a credit assessment of $11.3 million, offset by a lower credit assessment during the first quarter of 2014 due to improvements in the assets quality and earnings trends

•	Income tax expense amounted to $23.3 million for the quarter ended March 31, 2014, compared with an income tax benefit of $ 56.9 million for the same quarter of 2013. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations and a higher marginal income tax rate in Puerto Rico, which was increased from 30% to 39% during the second quarter of 2013, partially offset by higher net exempt interest income. The income tax benefit recognized during the first quarter of 2013 was due to the loss generated on the Puerto Rico operations as a result of the bulk sale of non-performing assets.

•	Total assets amounted to $36.7 billion at March 31, 2014, compared with $35.7 billion at December 31, 2013. The increase in total assets was attributed to:

•	An increase in money market investments of $764.0 million, mainly at BPPR due to $492.2 million in funds held at the end of the quarter related to the Puerto Rico Government’s $3.5 billion debt issuance, temporarily deposited in a trust account and in process to be disbursed to pay bondholders;

•	An increase in investment securities available-for-sale and held-to-maturity of $472.6 million due mainly to purchases of U.S. agency obligations at the BPPR segment; and

•	An increase in other assets of $60.1 million in other assets, mainly due to an increase in the funding position of employee benefit plans and an increase in the value of the investment in Centro Financiero BHD from the equity pick-up, which included a pre-tax gain of $6.5 million from the its acquisition of another financial institution.

The above increases were offset by:

•	A decrease in the FDIC loss share asset of $114.9 million due to amortization and collections; and

•	A decrease in the covered loans portfolio of $114.4 million due to the continuation of loan resolutions and the normal portfolio run-off.

•	The Corporation’s total deposits amounted to $27.3 billion compared to $26.7 billion at December 31, 2013. The increase was mainly due to the deposits held in trust, as mentioned above.

•	The Corporation’s borrowings amounted to $3.7 billion at March 31, 2014, compared with $3.6 billion at December 31, 2013. Federal funds purchased and assets sold under agreement to repurchase increased by $548.9 million, while other short term borrowings and notes payable declined by 478.3 million, as part of the Corporation’s funding strategies. Refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

•	Stockholders’ equity totalled $4.7 billion at March 31, 2014, compared with $4.6 billion at December 31, 2013. This increase mainly resulted from the Corporation’s net income of $86.4 million for the first quarter of 2014 and a decrease of $26.1 million in net unrealized losses on investment securities available-for-sale. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 19.35% at March 31, 2014, while the tangible common equity ratio at March 31, 2014 was 11.11%. Refer to Table 18 for capital ratios and Tables 19 and 20 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the March 31, 2014 and 2013.

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

The description of the Corporation’s business contained in Item 1 of the Corporation’s 2013 Annual Report, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1 - Financial highlights

Financial Condition Highlights				Average for the First Quarter
(In thousands)	March 31, 2014	December 31, 2013	Variance	March 31, 2014	March 31, 2013	Variance
Money market investments	$1,622,433	$858,453	$763,980	$1,314,838	$1,102,983	$211,855
Investment and trading securities	6,433,712	5,956,791	476,921	6,251,167	5,868,382	382,785
Loans	24,576,708	24,706,719	(130,011)	24,496,439	24,766,993	(270,554)
Earning assets	32,632,853	31,521,963	1,110,890	32,062,444	31,738,358	324,086
Total assets	36,744,162	35,749,333	994,829	36,196,323	36,361,797	(165,474)
Deposits*	27,265,651	26,711,145	554,506	26,688,691	26,837,059	(148,368)
Borrowings	3,715,821	3,645,246	70,575	3,869,635	4,491,795	(622,160)
Stockholders’ equity	4,745,747	4,626,150	119,597	4,739,141	3,959,085	780,056

*	Average deposits exclude average derivatives.

Operating Highlights	First Quarter
(In thousands, except per share information)	2014	2013	Variance
Net interest income	$372,967	$346,313	$26,654
Provision for loan losses - non-covered loans	47,358	206,300	(158,942)
Provision for loan losses - covered loans	25,714	17,556	8,158
Non-interest income	106,565	34,057	72,508
Operating expenses	296,787	333,698	(36,911)

Income (loss) before income tax	109,673	(177,184)	286,857
Income tax expense (benefit)	23,264	(56,877)	80,141

Net income (loss)	$86,409	$(120,307)	$206,716

Net income (loss) applicable to common stock	$85,478	$(121,237)	$206,715

Net income (loss) per common share - Basic	$0.83	$(1.18)	$2.01

Net income (loss) per common share - Diluted	$0.83	$(1.18)	$2.01

	First Quarter
Selected Statistical Information	2014	2013
Common Stock Data
Market price
High	$31.50	$28.92
Low	25.50	21.70
End	30.99	27.60
Book value per common share at period end	45.39	37.98

Profitability Ratios
Return on assets	0.97%	(1.34)%
Return on common equity	7.39	(12.58)
Net interest spread (taxable equivalent)	4.66	4.34
Net interest margin (taxable equivalent)	4.93	4.59

Capitalization Ratios
Average equity to average assets	13.09%	10.89%
Tier I capital to risk-weighted assets	19.35	16.52
Total capital to risk-weighted assets	20.62	17.80
Leverage ratio	13.07	11.07

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

Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to: (i) Fair Value Measurement of Financial Instruments; (ii) Loans and Allowance for Loan Losses; (iii) Acquisition Accounting for Loans and Related Indemnification Asset; (iv) Income Taxes; (v) Goodwill, and (vi) Pension and Postretirement Benefit Obligations. For a summary of these critical accounting policies and estimates, refer to that particular section in the MD&A included in Popular, Inc.’s 2013 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). Also, refer to Note 2 to the consolidated financial statements included in the 2013 Annual Report for a summary of the Corporation’s significant accounting policies.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Table 2 for the quarter ended March 31, 2014 as compared with the same period in 2013, segregated by major categories of interest earning assets and interest bearing liabilities.

The interest earning assets include the investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are certain investments in obligations of the U.S. Government, its agencies and sponsored entities, and certain obligations of the Commonwealth of Puerto Rico and its agencies. To facilitate the comparison of all interest related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates for each quarter. The Puerto Rico statutory tax rate increased from 30% to 39% effective for taxable years beginning after December 31, 2012 as a result of Act Number 40 enacted on June 30, 2013. Accordingly, the taxable equivalent computation for the quarter ended March 31, 2013 has been prepared considering a statutory tax rate of 39%.The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Prepayment penalties, late fees collected and the amortization of premiums / discounts on purchased loans are also included as part of the loan yield. Interest income for the quarter ended March 31, 2014 included a favorable impact, excluding the discount accretion on covered loans accounted for under ASC 310-30, of $2.0 million related to those items, compared with a favorable impact of $3.4 million for the same period in 2013. The benefit reduction is mainly related to a higher amortization of premium for acquired mortgages.

The net interest margin was 4.93%, an increase of 34 basis points from the previous year. Net interest income, on a taxable equivalent basis, amounted to $372.9 million for the quarter ended March 31, 2014, compared with $346.3 million for March 31, 2013. The increase in the net interest income and margin was mainly due to the following factors:

•	An increase of 287 basis points in the covered loans portfolio due to increase in expected cash flows in the recasting process and the resolution of certain loans that resulted in higher accretion income.

•	A higher yield in commercial and construction loans resulting from the sale by BPPR of non-performing loans that occurred in the first quarter of 2013 and interest collected on loans in non-accruing status, mainly at BPNA.

•	Lower cost of interest bearing deposits by 16 basis points as management continues its efforts to lower the cost of deposits throughout the Corporation.

Long term debt cost reduction of 86 basis points due to the early repayment, on the third quarter of 2013, of $233.2 million in senior notes at an average cost of 7.77%.

Table 2 - Analysis of Levels & Yields on a Taxable Equivalent Basis

Quarters ended March 31,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,315	$1,103	$212	0.30%	0.35%	(0.05)%	Money market investments	$973	$955	$18	$(26)	$44
5,837	5,441	396	2.82	3.18	(0.36)	Investment securities	41,117	43,212	(2,095)	(3,207)	1,112
414	427	(13)	5.88	6.26	(0.38)	Trading securities	5,998	6,593	(595)	(393)	(202)

7,566	6,971	595	2.55	2.92	(0.37)	Total money market, investment and trading securities	48,088	50,760	(2,672)	(3,626)	954

						Loans:
10,211	10,078	133	5.06	4.91	0.15	Commercial	127,361	121,995	5,366	3,758	1,608
191	369	(178)	10.40	3.92	6.48	Construction	4,898	3,566	1,332	3,691	(2,359)
544	543	1	7.57	8.36	(0.79)	Leasing	10,305	11,334	(1,029)	(1,064)	35
6,691	6,410	281	5.45	5.42	0.03	Mortgage	91,183	86,884	4,299	469	3,830
3,925	3,853	72	10.18	10.39	(0.21)	Consumer	98,471	98,717	(246)	(1,638)	1,392

21,562	21,253	309	6.22	6.13	0.09	Sub-total loans	332,218	322,496	9,722	5,216	4,506
2,934	3,514	(580)	11.18	8.31	2.87	Covered loans	81,098	72,184	8,914	19,397	(10,483)

24,496	24,767	(271)	6.82	6.44	0.38	Total loans	413,316	394,680	18,636	24,613	(5,977)

$32,062	$31,738	$324	5.81%	5.66%	0.15%	Total earning assets	$461,404	$445,440	$15,964	$20,987	$(5,023)

						Interest bearing deposits:
$5,730	$5,696	$34	0.31%	0.41%	(0.10)%	NOW and money market [1]	$4,354	$5,798	$(1,444)	$(1,445)	$1
6,905	6,718	187	0.22	0.26	(0.04)	Savings	3,674	4,327	(653)	(740)	87
8,122	8,832	(710)	1.07	1.30	(0.23)	Time deposits	21,364	28,231	(6,867)	(4,675)	(2,192)

20,757	21,246	(489)	0.57	0.73	(0.16)	Total deposits	29,392	38,356	(8,964)	(6,860)	(2,104)

2,308	2,722	(414)	1.59	1.46	0.13	Short-term borrowings	9,041	9,782	(741)	808	(1,549)
532	503	29	16.05	15.94	0.11	TARP funds [2]	21,331	20,032	1,299	141	1,158
1,030	1,267	(237)	4.12	4.98	(0.86)	Other medium and long-term debt	10,559	15,735	(5,176)	(574)	(4,602)

24,627	25,738	(1,111)	1.15	1.32	(0.17)	Total interest bearing liabilities	70,323	83,905	(13,582)	(6,485)	(7,097)

5,931	5,591	340				Non-interest bearing demand deposits
1,504	409	1,095				Other sources of funds

$32,062	$31,738	$324	0.88%	1.07%	(0.19)%	Total source of funds	70,323	83,905	(13,582)	(6,485)	(7,097)

			4.93%	4.59%	0.34%	Net interest margin

						Net interest income on a taxable equivalent basis	391,081	361,535	29,546	$27,472	$2,074

			4.66%	4.34%	0.32%	Net interest spread

						Taxable equivalent adjustment	18,114	15,221	2,893

						Net interest income	$372,967	$346,314	$26,653

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures held by the U.S. Treasury.

PROVISION FOR LOAN LOSSES

The Corporation’s total provision for loan losses totaled $73.1 million for the quarter ended March 31, 2014 compared with $223.9 million for the same period in 2013.

The provision for loan losses for the non-covered loan portfolio totaled $47.4 million, compared with $206.3 million for the same quarter in 2013, reflecting a decrease of $158.9 million, mostly due to an incremental provision of $148.8 million as a result of the bulk loan sale of non-performing assets completed in the first quarter of 2013. Excluding the impact of the sale, the provision for loans losses declined by $10.1 million, mainly due to continued credit quality improvements. Net charge-offs, excluding write-downs related to the bulk sale, declined by $38.1 million from the same quarter of prior year, with reductions across all portfolios, except for the consumer portfolio which increased by $2.0 million.

Excluding the impact of the bulk sale of non-performing assets, the provision for the Puerto Rico non-covered portfolio declined by $1.6 million when compared to the quarter ended March 31, 2013, reflecting improved credit metrics. The positive credit trends were offset by environmental factors adjustments considering prevailing economic conditions in Puerto Rico.

The U.S. operations recorded a provision release of $6.6 million for the first quarter of 2014, compared to a provision expense of $2.0 million for the same quarter in 2013, an $8.6 million variance. The reserve release was due to the continued credit quality improvements.

The provision for covered loans totaled $25.7 million in the first quarter of 2014, compared with $17.6 million for the same quarter in 2013, reflecting an increase of $8.2 million, mostly driven by higher impairment losses from the commercial and construction portfolios. Overall expected loss estimates for pools accounted for under ASC Subtopic 310-30 continue to be lower than originally estimated.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 3 for a breakdown on non-interest income by major categories for the quarters ended March 31, 2014 and 2013.

Table 3 - Non-interest income

	Quarters ended March 31,
(In thousands)	2014	2013	Variance
Service charges on deposit accounts	$41,250	$43,722	$(2,472)

Other service fees:
Insurance fees	12,296	12,073	223
Credit card fees	16,221	15,685	536
Debit card fees	10,875	10,397	478
Sale and administration of investment products	6,457	8,717	(2,260)
Trust fees	4,463	4,458	5
Other fees	3,731	4,763	(1,032)

Total other service fees	54,043	56,093	(2,050)

Mortgage banking activities	3,681	20,300	(16,619)
Trading account profit (loss)	1,977	(984)	2,961
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	11,776	(62,719)	74,495
Adjustment (expense) to indemnity reserves on loans sold	(10,347)	(16,143)	5,796
FDIC loss share expense	(24,206)	(26,266)	2,060
Other operating income	28,391	20,054	8,337

Total non-interest income	$106,565	$34,057	$72,508

Table 4 - Mortgage Banking Activities

	Quarters ended March 31,
(In thousands)	2014	2013	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$10,751	$11,246	$(495)
Mortgage servicing rights fair value adjustments	(8,096)	(5,615)	(2,481)

Total mortgage servicing fees, net of fair value adjustments	2,655	5,631	(2,976)

Net gain on sale of loans, including valuation on loans	7,176	13,760	(6,584)

Trading account (loss) profit:
Unrealized losses on outstanding derivative positions	(760)	(22)	(738)
Realized (losses) gains on closed derivative positions	(5,390)	931	(6,321)

Total trading account (loss) profit	(6,150)	909	(7,059)

Total mortgage banking activities	$3,681	$20,300	$(16,619)

Non-interest income increased by $72.5 million during the quarter ended March 31, 2014, compared with the same quarter of the previous year. Excluding the impact of $72.1 million from the bulk sale of non-performing assets completed during the first quarter of 2013, non-interest income remained relatively flat, increasing by $0.4 million.

The increase in non-interest income was principally due to:

•

Positive variance of $74.5 million in net gain (loss) on sale of loans held-for-sale, net of valuation adjustment was mainly due to effect of the $61.4 million loss at BPPR that resulted from the bulk sale of non-performing commercial and construction loans during the first quarter of 2013, which included an unfavorable valuation adjustment on loans held-for-

sale transferred to held-in-portfolio of approximately $8.8 million. Excluding the effect of the previously mentioned sale, net gain (loss) on sale of loans, increased $13.1 million resulting from higher volume of sales of non-performing commercial loans at BPNA;

•	Higher other operating income by $8.3 million primarily resulting from the net gain of $6.5 million recorded as a result of an acquisition of another financial institution completed during the quarter by Centro Financiero BHD, the Corporation’s equity method investee based in the Dominican Republic; and

•	Lower provision for indemnity reserves on loans sold by $5.8 million mainly due to the effect of the $10.7 million reserve established at BPPR in connection with the previously mentioned bulk sale of non-performing assets completed during the first quarter of 2013, of which $2.0 million was reversed during the first quarter of 2014. Excluding the impact of the previously mentioned bulk sale, this caption reflects a negative variance of $4.9 million mainly at BPPR due to higher provision on loans subject to credit recourse.

These favorable variances were partially offset by:

•	Lower mortgage banking activities of $16.6 million mainly due to higher trading account losses by $7.0 million related to derivative positions, a decrease of $6.6 million on gain on sale of loans driven by valuation adjustments during the first quarter of 2013, and a negative variance of $2.5 million in the fair value adjustments of mortgage servicing rights. Refer to Table 4 for details of mortgage banking activities.

The following table provides a summary of the gross revenues derived from the assets acquired in the FDIC-assisted transaction during the quarters ended March 31, 2014 and 2013:

Table 5 - Financial Information - Westernbank FDIC-Assisted Transaction

	Quarters ended March 31,
(In thousands)	2014	2013
Interest income on covered loans	81,098	72,184

FDIC loss share (expense) income :
Amortization of loss share indemnification asset	(48,946)	(40,204)
80% mirror accounting on credit impairment losses[1]	15,090	14,045
80% mirror accounting on reimbursable expenses	12,745	7,783
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(4,392)	(1,101)
80% mirror accounting on discount accretion for loans and unfunded commitments accounted for under ASC 310-20	—	(193)
Change in true-up payment obligation	1,168	(6,775)
Other	129	179

Total FDIC loss share (expense) income	(24,206)	(26,266)

Amortization of contingent liability on unfunded commitments (included in other operating income)	—	242

Total revenues	56,892	46,160

Provision for loan losses	25,714	17,556

Total revenues less provision for loan losses	$31,178	$28,604

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances
	Quarters ended March 31,
(In millions)	2014	2013
Covered loans	$2,934	$3,513
FDIC loss share asset	899	1,394

Operating Expenses

Operating expenses for the quarter ended March 31, 2014 decreased by $36.9 million when compared with the same quarter of 2013. Excluding the $37.1 million loss on the sale of other real estate owned (OREO), related to the previously mentioned bulk sale of non-performing assets completed during the first quarter of 2013, operating expenses remained stable at $296.8 million, reflecting a variance of $140 thousand. Personnel costs decreased by $2.8 million when compared to the first quarter of 2013, principally due to changes to actuarial assumptions in BPPR’s pension obligations. Partially offsetting these decreases were higher FDIC deposit insurance expenses by $2.7 million due to the recognition during the quarter ended March 31, 2013 of a credit assessment of $11.3 million, offset by a lower assessment during the first quarter of 2014 due to improvements in the assets quality and earnings trends.

Table 6 - Operating expenses

	Quarters ended March 31,
(In thousands)	2014	2013	Variance
Personnel costs:
Salaries	$75,122	$73,345	$1,777
Commissions, incentives and other bonuses	13,658	15,475	(1,817)
Pension, postretirement and medical insurance	9,771	15,238	(5,467)
Other personnel costs, including payroll taxes	14,603	11,931	2,672

Total personnel costs	113,154	115,989	(2,835)

Net occupancy expenses	25,691	23,473	2,218
Equipment expenses	11,782	11,950	(168)
Other taxes	13,724	11,586	2,138
Professional fees:
Collections, appraisals and other credit related fees	7,385	10,654	(3,269)
Programming, processing and other technology services	43,984	43,957	27
Other professional fees	18,423	15,886	2,537

Total professional fees	69,792	70,497	(705)

Communications	6,934	6,832	102
Business promotion	11,682	12,917	(1,235)
FDIC deposit insurance	11,973	9,280	2,693
Other real estate owned (OREO) expenses	6,187	46,741	(40,554)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,445	4,975	470
Transportation and travel	1,649	1,476	173
Printing and supplies	786	887	(101)
Operational losses	5,743	3,827	1,916
All other	9,741	10,800	(1,059)

Total other operating expenses	23,364	21,965	1,399

Amortization of intangibles	2,504	2,468	36

Total operating expenses	$296,787	$333,698	$(36,911)

INCOME TAXES

Income tax expense amounted to $23.3 million for the quarter ended March 31, 2014, compared with an income tax benefit of $56.9 million for the same quarter of 2013. The increase in income tax expense was primarily due to higher income before tax on the Puerto Rico operations and a higher marginal income tax rate in Puerto Rico partially offset by higher net exempt interest income. The income tax benefit recognized during the first quarter of 2013 was due to the loss generated on the Puerto Rico operations as a result of the bulk sale of non-performing assets.

The Puerto Rico statutory corporate income tax rate increase from 30% to 39% effective for taxable years beginning after December 31, 2012 as the result of Act Number 40 enacted on June 30, 2013.

The components of income tax expense (benefit) for the quarters ended March 31, 2014 and 2013 are included in the following table:

Table 7 – Components of Income Tax Expense (Benefit)

	Quarters ended
	March 31, 2014		March 31, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$42,772	39%	$(53,155)	30%
Net benefit of net tax exempt interest income	(11,386)	(10)	(7,418)	4
Deferred tax asset valuation allowance	(13,939)	(13)	(3,425)	2
Non-deductible expenses	8,319	7	6,010	(3)
Difference in tax rates due to multiple jurisdictions	(6,991)	(6)	(2,059)	1
Effect of income subject to preferential tax rate	2,278	2	2,137	(1)
Others	2,211	2	1,033	(1)

Income tax expense (benefit)	$23,264	21%	$(56,877)	32%

Refer to Note 32 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of March 31, 2014.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 34 to the consolidated financial statements.

The Corporate group reported a net loss of $20.0 million for the quarter ended March 31, 2014, compared with a net loss of $29.2 million for the same quarter of the previous year. The favorable variance at the Corporate group was mainly due to higher net earnings on the portfolio of investments under the equity method, primarily due to the net pre-tax gain of $6.5 million recorded as a result of the acquisition completed by BHD during the quarter.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $65.0 million for the quarter ended March 31, 2014, compared with a net loss of $108.8 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $22.8 million, or 7%, mostly due to:

•	an increase of $8.9 million in income from the covered portfolio due to loan resolutions and higher expected cash flows, partially offset by lower levels due to the continued resolution of that portfolio;

•	an increase of $7.3 million from the non-covered portfolio due mainly to higher yields and higher average volumes of commercial loans;

•	lower interest expense from deposits by $5.0 million, or a lower cost of 11 basis points, mainly from certificates of deposits, IRA’s and brokered CD’s related to renewal of maturities at lower prevailing rates and to lower volume of deposits;

•	lower cost of borrowings by $4.3 million mainly due to the conversion into shares of common stock of $185 million in subordinated notes due to Popular, Inc. during the fourth quarter of 2013.

Partially offsetting the favorable variances in net interest income was a reduction of approximately $2.4 million in interest income from investment securities mainly caused by reinvestment of cash flows in lower yielding U.S. Agency securities. The net interest margin was 5.49% for the quarter ended March 31, 2014, compared to 5.18% for the same period in 2013;

•	lower provision for loan losses by $142.0 million, or 64%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $150.2 million, mainly related to the $148.8 million impact of the bulk sale of non-performing loans during the first quarter of 2013. This decrease was partially offset by higher provision for loan losses on the covered loan portfolio by $8.2 million driven by higher impairment losses on loan pools accounted for under to ASC 310-30;

•	higher non-interest income by $51.7 million, or 316%, mainly due to:

•	favorable variances of $52.6 million in gain on sale of loans and $10.0 million in valuation adjustments on loans held-for-sale, both driven by the loss of $61.4 million related to the bulk sale of non-performing commercial and construction loans recognized during the first quarter of 2013, which included an unfavorable valuation adjustment on loans held-for-sale transferred to loans held-in-portfolio of approximately $8.8 million;

•	lower provision for indemnity reserves by $4.6 million mainly as a result of the indemnification provision recorded during the first quarter of 2013 in connection with the sale of non-performing assets of which $2.0 million release was recorded during the first quarter of 2014. The decline was offset by a higher provision recorded for loans subject to credit recourse agreements;

•	positive variance in trading account profit / (loss) by $3.0 million due to unrealized gains in the trading mortgage-backed securities portfolio;

•	lower FDIC loss share expense by $2.1 million (refer to Table 5 for components of this variance).

The positive impact in non-interest income detailed above was partially offset by:

•	lower income from mortgage banking activities by $16.6 million due to lower gain on sale of mortgage loans by $6.5 million, mainly from securitization transactions, higher losses from the related closed derivative positions by $7.1 million and a negative variance of $2.5 million in the fair value adjustments of mortgage servicing rights;

•	a decrease in other service fees by $1.9 million due to lower mutual funds and investment management fees related to Puerto Rico close-end funds;

•	lower other operating income by $1.3 million related to lower investment banking fees and lower net earnings from the equity investment in PRLP 2011 Holdings, LLC;

•	lower operating expenses by $40.0 million, or 15%, mainly due to:

•	a decrease of $40.0 million in OREO expenses primarily related to the loss of $37.0 million on the bulk sale of commercial and single-family real estate owned assets during the first quarter of 2013;

•	lower personnel costs by $3.6 million mostly due to lower pension and postretirement expenses due to changes to actuarial assumptions in pension obligations, and lower incentive compensation;

•	a decrease of $1.8 million in professional fees due to lower appraisal and attorney fees;

The favorable variances in operating expenses were partially offset by higher FDIC deposit insurance assessment by $2.5 million mainly due to the recognition of a credit assessment of $11.3 million during the first quarter of 2013, partially offset by improvements in the assets quality and earnings trends; and an increase in other operating taxes by $2.1 million principally related to the gross receipts tax enacted during the second quarter of 2013;

•	higher income tax expense by $82.8 million, mainly due to an income tax benefit of $52.9 million recognized during the first quarter of 2013, reflecting the net operating loss generated by the sale of non-performing assets, compared with an income tax expense of $29.9 million for the first quarter of 2014.

Banco Popular North America

For the quarter ended March 31, 2014, the reportable segment of Banco Popular North America reported net income of $41.0 million, compared with $17.3 million for the quarter ended March 31, 2013. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $5.2 million, or 8%, mainly impacted by lower interest expense from deposits by $3.9 million, or a lower cost of 29 basis points, driven by the renewal of maturities from time deposits at lower prevailing rates. The BPNA reportable segment’s net interest margin was 3.71% for the quarter ended March 31, 2014, compared with 3.48% for the same period in 2013;

•	lower provision for loan losses by $8.6 million, principally as a result of lower net charge-offs due to improved credit performance. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•	higher non-interest income by $11.1 million, mostly due to higher gains on sale of loans by $11.9 million related to a higher volume of sales of non-performing commercial loans; and lower provision for indemnity reserves by $1.2 million related to increased claims during the first quarter of 2013. These favorable variances were partially offset by lower service charges on deposits by $1.8 million related to lower non-sufficient funds charges and checking account fees;

•	higher operating expenses by $1.3 million, or 2%, mainly due to an increase in net occupancy expenses by $2.4 million related to an adjustment to the outstanding deferred rent liability, partially offset by decreases of $0.7 million and $0.6 million in business promotion and OREO expenses, respectively.

FINANCIAL CONDITION ANALYSIS

Assets

The Corporation’s total assets were $36.7 billion at March 31, 2014 and $35.7 billion at December 31, 2013. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $1.6 billion at March 31, 2014, compared to $858 million at December 31, 2013. The increase was mainly at BPPR due to $492.2 million in funds held at the end of the quarter related to the Puerto Rico Government’s $3.5 million debt issuance, temporarily deposited in a trust account at BPPR and in process to be disbursed to pay bondholders.

Trading account securities amounted to $359 million at March 31, 2014, compared to $340 million at December 31, 2013. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.9 billion at March 31, 2014, compared with $5.4 billion at December 31, 2013. The increase in investment securities available-for-sale is mainly reflected in the categories of Obligations of US Government sponsored entities due to purchases of agency obligations at the BPPR segment. At March 31, 2014, the investment securities available-for-sale portfolio was in unrealized net loss position of $23.0 million, compared with an unrealized net loss position of $51.1 million at December 31, 2013. As of March 31, 2014, the available-for-sale investment portfolio reflects gross unrealized losses of $103.8 million, driven by obligations from the US Agency Collateralized Mortgage Obligations, U.S. Government sponsored entities and Obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all U.S. Agency securities, management considers the US Agency guarantee. The portfolio of Obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality review on these issuers. Table 8 provides a breakdown of the Corporation’s portfolio of investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) on a combined basis. Also, Notes 5 and 6 to the consolidated financial statements provide additional information with respect to the Corporation’s investment securities AFS and HTM.

Table 8 - Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	March 31, 2014	December 31, 2013	Variance
U.S. Treasury securities	$28,090	$28,482	$(392)
Obligations of U.S. Government sponsored entities	2,185,139	1,629,205	555,934
Obligations of Puerto Rico, States and political subdivisions	181,033	180,258	775
Collateralized mortgage obligations	2,389,034	2,418,924	(29,890)
Mortgage-backed securities	1,081,930	1,135,641	(53,711)
Equity securities	4,209	4,116	93
Others	38,474	38,670	(196)

Total investment securities AFS and HTM	$5,907,909	$5,435,296	$472,613

Loans

Refer to Table 9, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 9. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. Also, refer to Note 7 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $24.6 billion at March 31, 2014 compared to $24.7 billion at December 31, 2013. The decrease of $130 million was the net effect of early repayments, charge offs, loan resolutions and portfolio run-off, particularly covered loans, offset by loan originations and purchases.

Table 9 - Loans Ending Balances

(In thousands)	March 31, 2014	December 31, 2013	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$10,014,721	$10,037,184	$(22,463)
Construction	176,766	206,084	(29,318)
Legacy[1]	197,164	211,135	(13,971)
Lease financing	546,880	543,761	3,119
Mortgage	6,669,376	6,681,476	(12,100)
Consumer	4,006,870	3,932,226	74,644

Total non-covered loans held-in-portfolio	21,611,777	21,611,866	(89)

Loans covered under FDIC loss sharing agreements:
Commercial	1,791,685	1,812,804	(21,119)
Construction	127,444	190,127	(62,683)
Mortgage	907,069	934,373	(27,304)
Consumer	43,856	47,123	(3,267)

Total covered loans held-in-portfolio	2,870,054	2,984,427	(114,373)

Total loans held-in-portfolio	24,481,831	24,596,293	(114,462)

Loans held-for-sale:
Commercial	—	603	(603)
Mortgage	94,877	109,823	(14,946)

Total loans held-for-sale	94,877	110,426	(15,549)

Total loans	$24,576,708	$24,706,719	$(130,011)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio remained stable at $21.7 billion when compared to December 31, 2013.

•	A decrease of $22.5 million in commercial loans, mostly at BPPR segment due to collections and charge-offs.

•	A decrease of $29.3 million in construction loans held-in-portfolio mostly reflected in both segments, BPPR and BPNA, for $19.6 million and $9.7 million, respectively. The decline in BPPR is mainly due to loans resolutions.

•	A decrease of $14.0 million in the legacy portfolio of the BPNA segment due to the run-off status of this portfolio and charge-offs.

•	A decrease of $12.1 million in mortgage loans held-in-portfolio principally at BPNA, due to collections and charge-offs and the fact that there were no purchases during the current quarter in that segment.

•	An increase of $74.6 million in the consumer loan portfolio, mainly at the BPPR segment, which increased by $89.9 million, partially offset by a decrease of $15.3 million in the BPNA segment. The increase at the BPPR segment was mostly due to purchases of $91.9 million during the quarter, partially offset by payments and charge-offs.

The loans held-for-sale portfolio reflected a decrease of $15.5 million from December 31, 2013 to March 31, 2014; the decrease was mostly at BPPR segment driven by mortgage loans securitized and sold during the quarter.

Covered loans

The covered loans portfolio amounted to $2.9 billion, compared to $3.0 billion at December 31, 2013. The decrease of $114.4 million was mainly due to loan resolutions and the normal portfolio run-off. Refer to Table 9 for a breakdown of the covered loans by major loan type categories. Tables 10 and 11 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 10 - Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended March 31,
(In thousands)	2014	2013
Beginning balance	$2,827,947	$3,491,759
Accretion	79,118	64,990
Collections / charge-offs	(173,943)	(399,086)

Ending balance	$2,733,122	$3,157,663
Allowance for loan losses (ALLL)	(90,371)	(91,573)

Ending balance, net of ALLL	$2,642,751	$3,066,090

Table 11 - Activity in the Accretable Yield on Covered Loans Accounted for Under ASC 310-30

	Quarter ended March 31,
(In thousands)	2014	2013
Beginning balance	$1,309,205	$1,451,669
Accretion [1]	(79,118)	(64,990)
Change in expected cash flows	(11,875)	(14,544)

Ending balance	$1,218,212	$1,372,135

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 12 sets forth the activity in the FDIC loss share asset for the quarters ended March 31, 2014 and 2013.

Table 12 – Activity of Loss Share Asset

	Quarters ended March 31,
(In thousands)	2014	2013
Balance at beginning of year	$948,608	$1,399,098
Amortization of loss share indemnification asset	(48,946)	(40,204)
Credit impairment losses to be covered under loss sharing agreements	15,090	14,045
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(193)
Reimbursable expenses	12,745	7,783
Net payments to (from) FDIC under loss sharing agreements	(81,327)	107
Other adjustments attributable to FDIC loss sharing agreements	(12,449)	(44)

Balance at end of period	$833,721	$1,380,592

The FDIC loss share indemnification asset is recognized on the same basis as the assets subject to the loss share protection from the FDIC, except that the amortization / accretion terms differ. Decreases in expected reimbursements from the FDIC due to improvements in expected cash flows to be received from borrowers, as compared with the initial estimates, are recognized as a reduction to non-interest income prospectively over the life of the loss share agreements. This is because the indemnification asset balance is being reduced to the expected reimbursement amount from the FDIC. Table 13 presents the activity associated with the outstanding balance of the FDIC loss share asset amortization (or negative discount) for the periods presented.

Table 13 - Activity in the Remaining FDIC Loss Share Asset Discount

	Quarters ended March 31,
(In thousands)	2014	2013
Balance at beginning of period[1]	$103,691	$141,800
Amortization of negative discount[2]	(48,946)	(40,204)
Impact of lower projected losses	16,889	27,086

Balance at end of period	$71,634	$128,682

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share income / expense.

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

Other real estate owned

Other real estate owned (OREO) represents real estate property received in satisfaction of debt. At March 31, 2014, OREO amounted to $296 million from $304 million at December 31, 2013. Refer to Table 14 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 14 - Other Real Estate Owned Activity

		For the quarter ended March 31, 2014
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(214)	(669)	(4,563)	(207)	(5,653)
Additions	4,668	14,883	13,194	4,491	37,236
Sales	(4,962)	(12,063)	(18,421)	(2,377)	(37,823)
Other adjustments	—	(179)	(92)	(1,285)	(1,556)

Ending balance	$48,141	$88,824	$110,333	$48,414	$295,712

	For the quarter ended March 31, 2013
(In thousands)	Non-covered OREO Commercial/Construction	Non-covered OREO Mortgage	Covered OREO Commercial/Construction	Covered OREO Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(4,899)	(7,358)	(3,105)	(303)	(15,665)
Additions	18,318	24,848	34,795	8,973	86,934
Sales	(70,135)	(72,017)	(1,675)	(5,256)	(149,083)
Other adjustments	—	(902)	—	(109)	(1,011)

Ending balance	$79,146	$75,553	$129,413	$42,965	$327,077

Other assets

Table 15 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at March 31, 2014 and December 31, 2013.

Table 15 - Breakdown of Other Assets

(In thousands)	March 31, 2014	December 31, 2013	Variance
Net deferred tax assets (net of valuation allowance)	$773,994	$761,768	$12,226
Investments under the equity method	219,021	197,006	22,015
Bank-owned life insurance program	229,663	228,805	858
Prepaid FDIC insurance assessment	379	383	(4)
Prepaid taxes	85,673	91,504	(5,831)
Other prepaid expenses	73,426	67,108	6,318
Derivative assets	28,996	34,710	(5,714)
Trades receivable from brokers and counterparties	74,603	71,680	2,923
Others	261,891	234,594	27,297

Total other assets	$1,747,646	$1,687,558	$60,088

The increase in other assets from December 31, 2013 to March 31, 2014 of $60 million was mainly due to an increase in the funding position of employees benefits plans and an increase in the investment in Centro Financiero BHD from the equity pick up, which included the pre tax net gain of $14.2 million from the merger transaction discussed in Note 13 to the accompanying financial statements.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at March 31, 2014 and December 31, 2013 is included in Table 16.

Table 16 - Financing to Total Assets

	March 31,	December 31,	% increase (decrease)	% of total assets
(In millions)	2014	2013	from 2013 to 2014	2014	2013
Non-interest bearing deposits	$6,327	$5,923	6.8%	17.2%	16.6%
Interest-bearing core deposits	16,215	16,026	1.2	44.1	44.8
Other interest-bearing deposits	4,724	4,762	(0.8)	12.9	13.3
Fed funds purchased and repurchase agreements	2,208	1,659	33.1	6.0	4.6
Other short-term borrowings	1	401	(99.8)	—	1.1
Notes payable	1,506	1,585	(5.0)	4.1	4.4
Other liabilities	1,017	767	32.6	2.8	2.2
Stockholders’ equity	4,746	4,626	2.6	12.9	13.0

Deposits

The Corporation’s deposits totaled $27.3 billion at March 31, 2014 compared to $26.7 billion at December 31, 2013. The increase of $0.6 billion was mostly due to $492.2 million in deposits in trust related to the Puerto Rico Government’s debt issuance, included within the demand deposit category. Refer to Table 17 for a breakdown of the Corporation’s deposits at March 31, 2014 and December 31, 2013.

Table 17 - Deposits Ending Balances

(In thousands)	March 31, 2014	December 31, 2013	Variance
Demand deposits [1]	$7,020,844	$6,590,963	$429,881
Savings, NOW and money market deposits (non-brokered)	11,420,642	11,255,309	165,333
Savings, NOW and money market deposits (brokered)	581,562	553,521	28,041
Time deposits (non-brokered)	6,474,430	6,478,103	(3,673)
Time deposits (brokered CDs)	1,768,173	1,833,249	(65,076)

Total deposits	$27,265,651	$26,711,145	$554,506

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $3.7 billion at March 31, 2014, compared with $3.6 billion at December 31, 2013. The slight increase from December 31, 2013 to March 31, 2014 was mostly related to increase in federal funds purchased and assets sold under agreements to repurchase, partially offset by a decrease in other short term borrowings and notes payables, as part of the Corporation’s funding strategies. Refer to Note 16 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased by $250.2 million from December 31, 2013 to $1.0 billion at March 31, 2014. The increase was principally driven by unsettled trades payable at the BPPR segment of $218.7 million due to purchases near the end of the quarter.

Stockholders’ Equity

Stockholders’ equity totaled $4.7 billion at March 31, 2014, compared with $4.6 billion at December 31, 2013. The increase resulted from the Corporation’s net income of $86.4 million for the first quarter of 2014 and a decrease of $26.1 million in net unrealized losses in the portfolio of investments securities available-for-sale, reflected net of tax in accumulated other comprehensive income. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2014 and December 31, 2013 are presented on Table 18. As of such dates, BPPR and BPNA were well-capitalized.

Table 18 - Capital Adequacy Data

(Dollars in thousands)	March 31, 2014	December 31, 2013
Risk-based capital:
Tier I capital	$4,563,912	$4,464,742
Supplementary (Tier II) capital	300,245	296,813

Total capital	$4,864,157	$4,761,555

Minimum requirement to be well capitalized	2,359,112	2,331,867

Excess capital	$2,505,045	$2,429,688

Risk-weighted assets:
Balance sheet items	$21,703,099	$21,409,548
Off-balance sheet items	1,888,017	1,909,126

Total risk-weighted assets	$23,591,116	$23,318,674

Adjusted quarterly average assets	$34,913,099	$34,746,137

Ratios:
Tier I capital (minimum required – 4.00%)	19.35%	19.15%
Total capital (minimum required – 8.00%)	20.62	20.42
Leverage ratio *	13.07	12.85

*	All banks are required to have a minimum Tier 1 Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At March 31, 2014, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $ 1,887,289; Tier 1 Capital of $ 943,645; and Tier 1 Leverage of $ 1,047,393, based on a 3% ratio, or $1,396,524, based on a 4% ratio, according to the entity’s classification.

The increase in the regulatory capital ratios was driven mainly by the impact of the current quarter’s earnings, partially offset by the change in risk-weighted assets.

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

Table 19 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2014 and December 31, 2013.

Table 19 - Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	March 31, 2014	December 31, 2013
Total stockholders’ equity	$4,745,747	$4,626,150
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(42,625)	(45,132)

Total tangible common equity	$4,005,205	$3,883,101

Total assets	$36,744,162	$35,749,333
Less: Goodwill	(647,757)	(647,757)
Less: Other intangibles	(42,625)	(45,132)

Total tangible assets	$36,053,780	$35,056,444

Tangible common equity to tangible assets	11.11%	11.08%
Common shares outstanding at end of period	103,455,535	103,397,699
Tangible book value per common share	$38.71	$37.56

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations currently in place as of March 31, 2014, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 20 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at March 31, 2014 and December 31, 2013 (non-GAAP).

Table 20 - Reconciliation Tier 1 Common Equity

(In thousands)	March 31, 2014	December 31, 2013
Common stockholders’ equity	$4,695,587	$4,575,990
Less: Unrealized losses (gains) on available-for-sale securities, net of tax[1]	22,255	48,344
Less: Disallowed deferred tax assets[2]	(624,364)	(626,570)
Less: Disallowed goodwill and other intangible assets, net of deferred tax liability	(639,158)	(643,185)
Less: Aggregate adjusted carrying value of non-financial equity investments	(1,499)	(1,442)
Add: Pension and postretirement benefit plan liability adjustment, net of tax and of accumulated net gains (losses) on cash flow hedges[1]	103,524	104,302

Total Tier 1 common equity	$3,556,345	$3,457,439

Tier 1 common equity to risk-weighted assets	15.07%	14.83%

[1]	In accordance with regulatory risk-based capital guidelines, Tier 1 capital excludes certain components of accumulated other comprehensive income (loss) (AOCI), including: (1) net unrealized gains or losses on available-for-sale debt securities; (2) net unrealized gains on available-for-sale equity securities; (3) any amounts recorded in AOCI attributed to defined benefit pension and postretirement plans resulting from the initial and subsequent application of the relevant GAAP standards that pertain to such plans; and (4) accumulated net gains or losses on cash flow hedges.
[2]	Approximately $154 million of the Corporation’s $774 million of net deferred tax assets included as “Other assets” in the consolidated statement of financial condition at March 31, 2014 ($167 million and $762 million, respectively, at December 31, 2013), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $624 million of such assets at March 31, 2014 ($627 million at December 31, 2013) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $-4 million of the Corporation’s other net deferred tax assets at March 31, 2014 ($-32 million at December 31, 2013) represented primarily the following items: (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) certain deferred tax liabilities associated with goodwill and other intangibles.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at March 31, 2014, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision.

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

Purchase obligations include major legal and binding contractual obligations outstanding at March 31, 2014, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $242 million at March 31, 2014 of which approximately 58% matures in 2014, 18% in 2015, 13% in 2016 and 11% thereafter.

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

Table 21 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at March 31, 2014.

Table 21 - Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2014	Years 2015 - 2016	Years 2017 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$6,113	$733	$177	$100	$7,123
Commercial letters of credit	5	—	—	—	5
Standby letters of credit	45	32	—	—	77
Commitments to originate or fund mortgage loans	27	13	—	—	40
Unfunded investment obligations	1	9	—	—	10

Total	$6,191	$787	$177	$100	$7,255

At March 31, 2014 and December 31, 2013, the Corporation maintained a reserve of approximately $4 million and $7 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 22 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At March 31, 2014, the Corporation serviced $2.4 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.5 billion at December 31, 2013. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 22 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 22 - Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	March 31, 2014	December 31, 2013
Total portfolio	$2,429,416	$2,524,155
Days past due:
30 days and over	$312,374	$347,046
90 days and over	$125,278	$138,018

As a percentage of total portfolio:
30 days past due or more	12.86%	13.75%
90 days past due or more	5.16%	5.47%

During the first quarter of 2014, the Corporation repurchased approximately $27 million (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $30 million during the same period of 2013. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At March 31, 2014, there was one outstanding unresolved claim related to the credit recourse portfolio with a principal balance outstanding of $177 thousand, compared with 5 claims with an outstanding balance of $769 thousand at December 31, 2013. The outstanding unresolved claims at March 31, 2014 and December 31, 2013 pertained to FNMA.

At March 31, 2014, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $46 million, compared with $41 million at December 31, 2013.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters ended March 31, 2014 and 2013.

Table 23 – Changes in Liability of Estimated Losses from Credit Recourse Agreements

	March 31,
(In thousands)	2014	2013
Balance as of beginning of period	$41,463	$51,673
Provision for recourse liability	11,042	4,097
Net charge-offs / terminations	(6,697)	(7,787)

Balance as of end of period	$45,808	$47,983

The provision for credit recourse liability increased by $6.9 million during the first quarter of 2014, when compared with the same period in 2013, due to certain revisions in the estimated losses for credit recourse at BPPR.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2014, the Corporation serviced $16.2 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.3 billion at December 31, 2013. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At March 31, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $23 million, compared with $29 million during 2013. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $2.1 million in unpaid principal balance with losses amounting to $1.1 million during the first quarter of 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

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

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2014, the Corporation released $2.0 million of this reserve based on an evaluation of claims received under this clause.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters ended March 31, 2014 and 2013.

Table 24 – Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	March 31,
(In thousands)	2014	2013
Balance as of beginning of period	$19,277	$7,587
Additions for new sales	—	10,700
Net reversal of provision for representation and warranties	(1,064)	(290)
Net charge-offs / terminations	(1,389)	(394)

Balance as of end of period	$16,824	$17,603

In addition, at March 31, 2014, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At

March 31, 2014 and December 31, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $6 million and $7 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

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

Management assesses interest rate risk using various interest rate scenarios that differ in magnitude and direction, the speed of change and the projected shape of the yield curve. For example, the types of interest rate scenarios processed include most likely economic scenarios, flat or unchanged rates, yield curve twists, + 200 and + 400 basis points parallel ramps and + 200 and + 400 basis points parallel shocks. Given the fact that some market interest rates are close to zero, management has focused on measuring the risk on net interest income in rising rate scenarios. Management also performs analyses to isolate and measure basis and prepayment risk exposures.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending March 31, 2015. Under a 200 basis points rising rate scenario, projected net interest income increases by $31 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $53 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario.

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

At March 31, 2014, the Corporation held trading securities with a fair value of $359 million, representing approximately 1.0% of the Corporation’s total assets, compared with $340 million and 1.0% at December 31, 2013. As shown in Table 25, the trading portfolio consists principally of mortgage-backed securities, which at March 31, 2014 were investment grade securities. As of March 31, 2014, the trading portfolio also included $10.2 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2013 - $11.1 million) held by Popular Securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $2.0 million for the quarter ended March 31, 2014, compared with a loss of $1.0 million for the same quarter in 2013. Table 25 provides the composition of the trading portfolio at March 31, 2014 and December 31, 2013.

Table 25 - Trading Portfolio

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$332,113	4.81%	$312,751	4.90%
Collateralized mortgage obligations	1,936	4.79	1,849	4.75
Puerto Rico obligations	8,166	5.18	7,586	5.15
Interest-only strips	867	12.15	915	12.01
Other (includes related trading derivatives)	16,165	2.83	16,642	3.14

Total	$359,247	4.75%	$339,743	4.84%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.6 million, assuming a confidence level of 99%, for the last week in March 2014. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 25 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At March 31, 2014, approximately $ 6.1 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At March 31, 2014, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $ 66 million of financial assets that were measured at fair value on a nonrecurring basis at March 31, 2014, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 29 million at March 31, 2014, of which $ 16 million were Level 3 assets and $ 13 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

There were no transfers from Level 2 to Level 3 and no transfers from Level 3 to Level 2 for financial instruments measured at fair value on a recurring basis during the quarter ended March 31, 2014. There were no transfers in and/or out of Level 1 during the quarter ended March 31, 2014. Refer to Note 25 to the consolidated financial statements for a description of the Corporation’s valuation methodologies used for the assets and liabilities measured at fair value at March 31, 2014. Also, refer to the Critical Accounting Policies / Estimates in the 2013 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter ended March 31, 2014, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter ended March 31, 2014, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At March 31, 2014, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 6.1 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At March 31, 2014, net unrealized gains on the trading securities approximated $9 million and net unrealized losses on available-for-sale investment securities portfolios approximated $ 23 million. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 157 million at March 31, 2014, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows
(e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 11 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps, interest rate caps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended March 31, 2014, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.1 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.1 million resulting from the Corporation’s own credit standing adjustment and a gain of $1.2 million from the assessment of the counterparties’ credit risk.

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

LIQUIDITY

The objective of effective liquidity management is to ensure that the Corporation has sufficient liquidity to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal and stressed market conditions. The Board is responsible for establishing the Corporation’s tolerance for liquidity risk, including approving relevant risk limits and policies. The Board has delegated the monitoring of these risks to the RMC and the ALCO. The management of liquidity risk, on a long-term and day-to-day basis, is the responsibility of the Corporate Treasury Division. The Corporation’s Corporate Treasurer is responsible for implementing the policies and procedures approved by the Board and for monitoring the Corporation’s liquidity position on an ongoing basis. Also, the Corporate Treasury Division coordinates corporate wide liquidity management strategies and activities with the reportable segments, oversees policy breaches and manages the escalation process. The Financial and Operational Risk Management Division is responsible for the independent monitoring and reporting of adherence with established policies.

An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. Factors that the Corporation does not control, such as the economic outlook, adverse ratings of its principal markets and regulatory changes, could also affect its ability to obtain funding.

Liquidity is managed by the Corporation at the level of the holding companies that own the banking and non-banking subsidiaries. It is also managed at the level of the banking and non-banking subsidiaries. The Corporation has adopted policies and limits to monitor more effectively the Corporation’s liquidity position and that of the banking subsidiaries. Additionally, contingency funding plans are used to model various stress events of different magnitudes and affecting different time horizons that assist management in evaluating the size of the liquidity buffers needed if those stress events occur. However, such models may not predict accurately how the market and customers might react to every event, and are dependent on many assumptions.

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 74% of the Corporation’s total assets at March 31, 2014, compared with 75% at December 31, 2013.

The ratio of total ending loans to deposits was 90% at March 31, 2014, compared to 93% at December 31, 2013. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At March 31, 2014, these borrowings consisted primarily of $2.1 billion in assets sold under agreement to repurchase, $511 million in advances with the FHLB, $972 million in junior subordinated deferrable interest debentures, related to trust preferred securities (net of discount of $404 million) and $685 thousand in term notes. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 16 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

On April 22, 2014 the Corporation’s U.S. bank subsidiary (“PCB”) declared a $250 million cash dividend to the Bank Holding Company (“BHC”), $100 million of which was contributed by the BHC to the Puerto Rico banking subsidiary (“BPPR”).

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 16 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

Banking Subsidiaries

Primary sources of funding for the Corporation’s banking subsidiaries (BPPR and BPNA), or “the banking subsidiaries,” include retail and commercial deposits, brokered deposits, unpledged investment securities, and, to a lesser extent, loan sales. In addition, the Corporation maintains borrowing facilities with the FHLB and at the discount window of the Fed, and has a considerable amount of collateral pledged that can be used to quickly raise funds under these facilities.

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

Note 36 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

The Corporation’s ability to compete successfully in the marketplace for deposits, excluding brokered deposits, depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results, credit ratings (by nationally recognized credit rating agencies), and importantly, FDIC deposit insurance. Although a downgrade in the credit ratings of the Corporation’s banking subsidiaries may impact their ability to raise retail and commercial deposits or the rate that it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured (subject to FDIC limits) and this is expected to mitigate the potential effect of a downgrade in the credit ratings.

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 17 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $22.5 billion, or 83% of total deposits, at March 31, 2014, compared with $21.9 billion, or 82% of total deposits, at December 31, 2013. Core deposits financed 69% of the Corporation’s earning assets at March 31, 2014, compared with 70% at December 31, 2013.

Certificates of deposit with denominations of $100,000 and over at March 31, 2014 totaled $3.2 billion, or 12% of total deposits (December 31, 2013 - $3.2 billion, or 12% of total deposits). Their distribution by maturity at March 31, 2014 is presented in the table that follows:

Table 26 - Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,384,961
3 to 6 months	624,027
6 to 12 months	496,173
Over 12 months	716,654

Total	$3,221,815

At March 31, 2014 and December 31, 2013, approximately 6% and 7%, respectively, of the Corporation’s assets were financed by brokered deposits. The Corporation had $2.3 billion in brokered deposits at March 31, 2014, compared with $2.4 billion at December 31, 2013. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At March 31, 2014 and December 31, 2013, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.0 billion based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $511 million at March 31, 2014 and $1.2 billion at December 31, 2013. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At March 31, 2014 the credit facilities authorized with the FHLB were collateralized by $3.7 billion in loans held-in-portfolio and $4.5 billion at December 31, 2013. Refer to Note 16 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At March 31, 2014 and December 31, 2013, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $3.4 billion, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At March 31, 2014 and December 31, 2013, this credit facility with the Fed was collateralized by $5.1 billion and $4.5 billion, respectively, in loans held-in-portfolio.

On July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

At March 31, 2014, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 22 to the consolidated financial statements and to Part II, Item 1A- Risk factors herein for a description of an ongoing contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

Bank Holding Companies

The principal sources of funding for the holding companies include cash on hand, investment securities, dividends received from banking and non-banking subsidiaries (subject to regulatory limits and authorizations) asset sales, credit facilities available from affiliate banking subsidiaries and proceeds from potential securities offerings.

The principal use of these funds include the repayment of debt, and interest payments to holders of senior debt and junior subordinated deferrable interest (related to trust preferred securities) and capitalizing its banking subsidiaries.

During the quarter ended March 31, 2014, PIHC received $1.2 million in dividends from EVERTEC’s parent company.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $931 thousand for the quarter ended March 31, 2014. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Fed prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

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

Note 36 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the two BHC’s. The loans held-in-portfolio in such financial statements is principally associated with intercompany transactions.

The outstanding balance of notes payable at the BHC’s amounted to $972 million at March 31, 2014 and December 31, 2013. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes). The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. Increasing or guaranteeing new debt would be subject to the approval of the Fed.

The contractual maturities of the BHC’s notes payable at March 31, 2014 are presented in Table 27.

Table 27 - Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2014	$675
2015	—
2016	—
2017	—
2018	—
Later years	439,800
No stated maturity	936,000

Sub-total	1,376,475
Less: Discount	404,196

Total	$972,279

The BHCs did not issue new registered debt in the capital markets during the quarter ended March 31, 2014.

The BHCs liquidity position continues to be adequate with sufficient cash on hand, investments and other sources of liquidity which are expected to be enough to meet all BHCs obligations during the foreseeable future.

Non-banking subsidiaries

The principal sources of funding for the non-banking subsidiaries include internally generated cash flows from operations, loan sales, repurchase agreements, and borrowed funds from their direct parent companies or the holding companies. The principal uses of funds for the non-banking subsidiaries include repayment of maturing debt, operational expenses and payment of dividends to the BHCs. The liquidity needs of the non-banking subsidiaries are minimal since most of them are funded internally from operating cash flows or from intercompany borrowings from their holding companies, BPPR or BPNA.

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $19 million in deposits at March 31, 2014 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $13 million at March 31, 2014, with the Corporation providing collateral totaling $19 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $112 million at March 31, 2014. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

Non-Performing Assets

Non-performing assets include primarily past-due loans that are no longer accruing interest, renegotiated loans, and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table 28.

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

Total non-performing non-covered assets were $773 million at March 31, 2014, increasing by $39 million, or 5%, compared with December 31, 2013. Non-covered non-performing loans held-in-portfolio stand at $635 million, increasing by $37 million, or 6%, from December 31, 2013 driven by a single $52 million commercial credit relationship. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 2.94% at March 31, 2014 from 2.77% at December 31, 2013.

The composition of non-performing loans continues to be concentrated in real estate as 84% of non-performing loans were secured by real estate as of March 31, 2014. At March 31, 2014, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $441 million in the Puerto Rico operations and $96 million in the U.S. mainland operations. These figures compare to $388 million in the Puerto Rico operations and $141 million in the U.S. mainland operations at December 31, 2013. In addition to the non-performing loans included in Table 28, at March 31, 2014, there were $111 million of non-covered performing loans, mostly commercial loans that, in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $103 million at December 31, 2013.

Table 28 - Non-Performing Assets

(Dollars in thousands)	March 31, 2014	As a % of loans HIP by category [4]	December 31, 2013	As a % of loans HIP by category [4]
Commercial	$306,929	3.1%	$279,053	2.8%
Construction	22,464	12.7	23,771	11.5
Legacy[1]	11,608	5.9	15,050	7.1
Leasing	3,050	0.6	3,495	0.6
Mortgage	252,021	3.8	232,681	3.5
Consumer	39,262	1.0	43,898	1.1

Total non-performing loans held-in- portfolio, excluding covered loans	635,334	2.9%	597,948	2.8%

Non-performing loans held-for-sale [2]	789		1,092

Other real estate owned (“OREO”), excluding covered OREO	136,965		135,501

Total non-performing assets, excluding covered assets	$773,088		$734,541

Covered loans and OREO [3]	182,659		197,388

Total non-performing assets	$955,747		$931,929

Accruing loans past due 90 days or more[5] [6]	$409,460		$418,028

Ratios excluding covered loans:[7]
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.94%		2.77%
Allowance for loan losses to loans held-in-portfolio	2.51		2.49
Allowance for loan losses to non-performing loans, excluding held-for-sale	85.40		90.05

Ratios including covered loans:
Non-performing assets to total assets	2.60%		2.61%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.69		2.55
Allowance for loan losses to loans held-in-portfolio	2.62		2.60
Allowance for loan losses to non-performing loans, excluding held-for-sale	97.13		102.11

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Non-performing loans held-for-sale consist $789 thousand in mortgage loans as of March 31, 2014 (December 31, 2013 - $603 thousand in commercial loans and $489 thousand in mortgage loans).
[3]	The amount consists of $24 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $159 million in covered OREO as of March 31, 2014 (December 31, 2013 - $29 million and $168 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[4]	Loans held-in-portfolio used in the computation exclude $2.9 billion in covered loans at March 31, 2014 (December 31, 2013 - $3.0 billion).
[5]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.6 billion at March 31, 2014 (December 31, 2013 - $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[6]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $117 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of March 31, 2014 (December 31, 2013 - $115 million). Furthermore, the Corporation has approximately $52 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2013 - $50 million).
[7]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

Refer to Table 29 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended March 31, 2014 and 2013.

Table 29 - Allowance for Loan Losses and Selected Loan Losses Statistics - Quarterly Activity

	Quarters ended March 31,
	2014		2014	2014		2013		2013	2013
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$538,463		$102,092	$640,555		$621,701		108,906	$730,607
Provision for loan losses	47,358		25,714	73,072		206,300		$17,556	223,856

	585,821		127,806	713,627		828,001		126,462	954,463

Charged-offs:
Commercial	30,199		7,968	38,167		45,586		10,565	56,151
Construction	416		22,981	23,397		1,629		9,759	11,388
Leases	967		—	967		1,543		—	1,543
Legacy[1]	3,445		—	3,445		6,341		—	6,341
Mortgage	10,264		1,656	11,920		21,776		2,062	23,838
Consumer	35,172		(295)	34,877		34,557		4,567	39,124

	80,463		32,310	112,773		111,432		26,953	138,385

Recoveries:
Commercial	18,717		320	19,037		12,413		30	12,443
Construction	1,970		1,889	3,859		1,274		314	1,588
Leases	311		—	311		559		—	559
Legacy[1]	8,327		—	8,327		5,213		—	5,213
Mortgage	878		—	878		2,213		11	2,224
Consumer	7,014		68	7,082		8,403		3	8,406

	37,217		2,277	39,494		30,075		358	30,433

Net loans charged-offs (recovered):
Commercial	11,482		7,648	19,130		33,173		10,535	43,708
Construction	(1,554)		21,092	19,538		355		9,445	9,800
Leases	656		—	656		984		—	984
Legacy[1]	(4,882)		—	(4,882)		1,128		—	1,128
Mortgage	9,386		1,656	11,042		19,563		2,051	21,614
Consumer	28,158		(363)	27,795		26,154		4,564	30,718

	43,246		30,033	73,279		81,357		26,595	107,952

Net write-downs	—		—	—		(163,143)		—	(163,143)

Balance at end of period	$542,575		$97,773	$640,348		$583,501		$99,867	$683,368

Ratios:
Annualized net charge-offs to average loans held-in-portfolio	0.80%			1.20%		1.55%			1.76%
Provision for loan losses to net charge-offs[2]	1.10	x		1.00	x	0.71	x		0.70	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Excluding provision for loan losses and the net write-down related to the asset sale.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters ended March 31, 2014 and 2013.

Table 30 - Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-portfolio (Non-covered Loans)

	Quarter ended March 31,
	2014	2013
Commercial [1]	0.46%	1.37%
Construction[1]	(3.58)	0.54
Leases	0.48	0.73
Legacy	(9.50)	1.23
Mortgage	0.57	1.25
Consumer	2.87	2.72

Total annualized net charge-offs (recoveries) to average loans held-in-portfolio	0.80%	1.55%

[1]	Excluding the net write-down related to the asset sale during the first quarter of 2013.

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.80% for the quarter ended March 31, 2014, down from 1.55% for the same period in 2013. Net charge-offs, excluding covered loans, for the quarter ended March 31, 2014 decreased by $38.1 million when compared to the quarter ended March 31, 2013. The decline is mostly driven by improvements in the credit performance of the loans portfolios and de-risking strategies taken by the Corporation to improve the risk profile of its portfolios. The commercial non-performing loans bulk sale completed during the first quarter of 2013 added $163.1 million in write-downs at the BPPR operations.

Significant items influenced credit quality results for the first quarter of 2014. Adjusting for these items, overall credit trends remained stable during the quarter, particularly driven by strong credit quality results in the BPNA segment. Nevertheless, the Corporation continues to closely monitor macroeconomic conditions in Puerto Rico which continue to be challenging.
The discussions in the sections that follow assess credit quality performance for the first quarter of 2014 for each of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio were $307 million at March 31, 2014, compared with $279 million at December 31, 2013. The increase of $28 million, or 10%, from December 31, 2013 was principally attributed to higher inflows for the quarter, driven by a single $52 million commercial credit relationship in the BPPR segment, offset by continued improvements in the BPNA segment. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio increased to 3.06% at March 31, 2014 from 2.78% at December 31, 2013.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $60 million from December 31, 2013, mainly driven by the previously mentioned single large credit. Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $32 million from December 31, 2013, reflective of sales, resolution of non-performing loans, and sustained improvements in credit performance.

Tables 31 and 32 present the changes in the non-performing commercial loans held-in-portfolio for the quarters ended March 31, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

Table 31 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$186,097	$92,956	$279,053
Plus:
New non-performing loans	86,045	17,156	103,201
Advances on existing non-performing loans	—	6	6
Less:
Non-performing loans transferred to OREO	(3,700)	—	(3,700)
Non-performing loans charged-off	(10,278)	(4,092)	(14,370)
Loans returned to accrual status / loan collections	(12,233)	(14,934)	(27,167)
Loans in non-accrual status transferred to held-for-sale	—	(30,094)	(30,094)

Ending balance - NPLs	$245,931	$60,998	$306,929

Table 32 - Activity in Non-Performing Commercial Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$522,733	$142,556	$665,289
Plus:
New non-performing loans	47,735	15,111	62,846
Loans transferred from held-for-sale	790	—	790
Less:
Non-performing loans transferred to OREO	(9,198)	(1,558)	(10,756)
Non-performing loans charged-off	(28,850)	(9,881)	(38,731)
Loans returned to accrual status / loan collections	(17,134)	(12,249)	(29,383)
Non-performing loans sold[1]	(329,268)	—	(329,268)

Ending balance - NPLs	$186,808	$133,979	$320,787

[1]	Includes write-downs of $161,297 of loans sold.

For the quarter ended March 31, 2014, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $86 million, an increase of $38 million, or 80%, when compared to inflows for the same period in 2013. This result primarily reflects the aforementioned $52 million in additions associated with one particular borrower. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $17 million, an increase of $2 million, or 14%, compared to inflows for 2013, impacted by a $10 million commercial credit which was subsequently sold during the quarter.

Table 33 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and BPNA segments.

Table 33 - Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-performing commercial loans	$245,931	$186,097	$60,998	$92,956	$306,929	$279,053
Non-performing commercial loans to commercial loans HIP	3.82%	2.88%	1.71%	2.60%	3.06%	2.78%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Commercial loan net charge-offs (recoveries)[1]	$15,173	$24,311	$(3,691)	$8,862	$11,482	$33,173
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP	0.94%	1.58%	(0.41)%	1.00%	0.46%	1.37%

[1]	Excludes write-downs of $161,297 of loans sold.

There are two commercial loan relationships greater than $10 million in non-accrual status with an outstanding aggregate balance of $65 million at March 31, 2014, compared with one commercial loan relationship with an outstanding aggregate balance of $15 million at December 31, 2013.

Excluding the write-downs resulting from the bulk sale of non-performing loans completed during the first quarter of 2013, commercial loan net charge-offs, excluding net charge-offs for covered loans, amounted to $11.5 million for the quarter ended March 31, 2014, compared to $33.2 million for the same period in 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.46% for the quarter ended March 31, 2014 from 1.37% for the quarter ended March 31, 2013. Commercial loan net charge-offs, excluding net charge-offs for covered loans, decline of $21.7 million, or 65%, for the quarter ended March 31, 2014 when compared with the same quarter in 2013 was primarily due to improvements in credit quality, higher level of recoveries, and successful actions taken by the Corporation to address problem loans.

Commercial loan net charge-offs in the BPPR segment amounted to $15.2 million for the quarter ended March 31, 2014, compared to $24.3 million in March 31, 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.94% for the quarter ended March 31, 2014 from 1.58% for the quarter ended March 31, 2013. Commercial loan net charge-offs decline of $9.1 million for the quarter ended March 31, 2014 when compared with the quarter ended March 31, 2013, was reflective of the improved risk profile of the portfolio. For the quarter ended March 31, 2014, the charge-offs associated with collateral dependent commercial loans amounted to approximately $6.6 million in the BPPR segment.

Commercial loan net charge-offs (recoveries) in the BPNA segment amounted to recoveries of $3.7 million for the quarter ended March 31, 2014, compared to $8.9 million in March 31, 2013. Commercial loans annualized net charge-offs (recoveries) to average non-covered loans held-in-portfolio decreased to (0.41%) for the quarter ended March 31, 2014 from 1.00% for the quarter ended March 31, 2013. Commercial loan net charge-offs decline of $12.6 million for the quarter ended March 31, 2014 when compared with the same period in 2013, was positively impacted by significant recoveries. For the quarter ended March 31, 2014, the charge-offs associated with collateral dependent commercial loans amounted to approximately $1.3 million in the BPNA segment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $6.5 billion at March 31, 2014, of which $2.3 billion was secured with owner occupied properties, compared with $6.4 billion and $2.3 billion, respectively, at December 31, 2013. CRE non-performing loans, excluding covered loans, amounted to $221 million at March 31, 2014, compared with $221 million at December 31, 2013. The CRE non-performing loans ratios for the BPPR and BPNA segments were 4.39% and 2.11%, respectively, at March 31, 2014, compared with 3.80% and 3.10%, respectively, at December 31, 2013.

Construction loans

Non-covered non-performing construction loans held-in-portfolio amounted to $22 million at March 31, 2014, compared to $24 million at December 31, 2013. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio. The percentage of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, increased to 12.71% at March 31, 2014 from 11.53% at December 31, 2013.

Construction non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $4 million from December 31, 2013, mainly driven by the downgrade to non-accrual of a single borrower. Construction non-performing loans held-in-portfolio at the BPNA segment decreased by $6 million from December 31, 2013, representing the final pay-off of a construction non-performing loan.

Tables 34 and 35 present changes in non-performing construction loans held-in-portfolio for the quarters ended March 31, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

Table 34 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$18,108	$5,663	$23,771
Plus:
New non-performing loans	7,960	—	7,960
Less:
Non-performing loans charged-off	(416)	—	(416)
Loans returned to accrual status / loan collections	(3,188)	(5,663)	(8,851)

Ending balance - NPLs	$22,464	$—	$22,464

Table 35 - Activity in Non-Performing Construction Loans Held-In-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(In thousands)	BPPR	BPNA	Popular, Inc.
Beginning Balance - NPLs	$37,390	$5,960	$43,350
Plus:
Loans transferred from held-for-sale	14,152	—	14,152
Less:
Non-performing loans charged-off	(1,082)	—	(1,082)
Loans returned to accrual status / loan collections	(1,940)	(76)	(2,016)
Non-performing loans sold[1]	(3,484)	—	(3,484)

Ending balance - NPLs	$45,036	$5,884	$50,920

[1]	Includes write-downs of $1,846 of loans sold.

For the quarter ended March 31, 2014, inflows of construction non-performing loans held-in-portfolio at the BPPR segment amounted to $8 million, an increase of $8 million, or 100%, excluding non-performing loans transferred from held-for-sale, when compared to additions for the same period in 2013, which was mainly driven by the downgrade to non-accrual of a single borrower, which contributed with a $7 million NPL inflow. There were no additions of construction non-performing loans held-in-portfolio at the BPNA segment during the first quarter of 2014.

There were no construction loan relationships greater than $10 million in non-performing status at March 31, 2014 and December 31, 2013.

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted to recoveries of $1.6 million for the quarter ended March 31, 2014, compared to $355 thousand at March 31, 2013. Construction loans annualized net charge-offs (recoveries) to average non-covered loans held-in-portfolio improved to (3.58%) for the quarter ended March 31, 2014 from 0.54% for the quarter ended March 31, 2013. Construction loan net charge-offs, excluding covered loans, for the quarter ended March 31, 2014, improved by $1.9 million when compared with the quarter ended March 31, 2013 led by an improvement of $1.7 million in the BPPR segment. For the quarter ended March 31, 2014, the charge-offs associated with collateral dependent construction loans amounted to $416 thousand in the BPPR segment and none in the BPNA segment. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

Table 36 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 36 - Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-performing construction loans	$22,464	$18,108	$—	$5,663	$22,464	$23,771
Non-performing construction loans to construction loans HIP	15.86%	11.24%	—%	12.61%	12.71%	11.53%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2013	March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Construction loan net charge-offs (recoveries) [1]	$(1,378)	$355	$(176)	$—	$(1,554)	$355
Construction loan net charge-offs (recoveries) (annualized) to average construction loans HIP	(3.78)%	0.64%	(2.56)%	—%	(3.58)%	0.54%

[1]	Excludes write-downs of $1,846 of loans sold.

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio amounted to $12 million at March 31, 2014, compared with $15 million at December 31, 2013. The decrease of $3 million, or 23%, from December 31, 2013 was primarily driven by lower inflows to non-performing loans, loan resolutions and portfolio run-off. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased to 5.89% at March 31, 2014 from 7.13% at December 31, 2013.

For the quarter ended March 31, 2014, additions to legacy loans in non-performing status amounted to $2 million, a decrease of $5 million, or 73%, when compared with the quarter ended March 31, 2013. The decrease in the inflows of non-performing legacy loans reflects improvements in overall loan credit performance.

Tables 37 and 38 present the changes in non-performing legacy loans held in-portfolio for the quarters ended March 31, 2014 and 2013.

Table 37 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2014
(In thousands)	BPNA
Beginning balance - NPLs	$15,050
Plus:
New non-performing loans	1,738
Advances on existing non-performing loans	5
Less:
Non-performing loans charged-off	(2,568)
Loans returned to accrual status / loan collections	(2,617)

Ending balance - NPLs	$11,608

Table 38 - Activity in Non-Performing Legacy Loans Held-In-Portfolio (Excluding Covered Loans)

For the quarter ended March 31, 2013
(Dollars in thousands)	BPNA
Beginning balance - NPLs	$40,741
Plus:
New non-performing loans	6,388
Advances on existing non-performing loans	4
Loans transferred from held-for-sale	400
Less:
Non-performing loans charged-off	(5,315)
Loans returned to accrual status / loan collections	(6,388)

Ending balance - NPLs	$35,830

In the loans held-in-portfolio, there was no legacy loan relationship greater than $10 million in non-accrual status at March 31, 2014 and December 31, 2013.

Legacy loan net charge-offs (recoveries) amounted to recoveries of $4.9 million for the quarter ended March 31, 2014, compared to net charge-offs of $1.1 million in March 31, 2013. Legacy loan net charge-offs (recoveries) to average non-covered loans held-in-portfolio improved to (9.50%) for the quarter ended March 31, 2014 from 1.23% for the quarter ended March 31, 2013. For the quarter ended March 31, 2014, legacy net charge-offs improved by $6.0 million when compared with the quarter ended March 31, 2013. Net charge-offs improvements are reflective of higher level of recoveries, lower level of problem loans and the continued run-off of the portfolio. For the quarter ended March 31, 2014, there were no charge-offs associated with collateral dependent legacy loans.

Table 39 provides information on legacy non-performing loans and net charge-offs.

Table 39 - Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	March 31, 2014	December 31, 2013
Non-performing legacy loans	$11,608	$15,050
Non-performing legacy loans to legacy loans HIP	5.89%	7.13%

	BPNA
	For the quarters ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Legacy loan net charge-offs (recoveries)	$(4,882)	$1,128
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(9.50)%	1.23%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $252 million at March 31, 2014, compared to $233 million at December 31, 2013. The increase of $19 million from December 31, 2013 is mainly reflective of higher non-performing loans in the BPPR segment. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio increased to 3.78% at March 31, 2014 from 3.48% at December 31, 2013.

Mortgage non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $23 million from December 31, 2013. While inflows continue to decrease, reduced outflows are contributing to the net increase in non-performing loans balance. Mortgage non-performing loans held-in-portfolio at the BPNA segment decreased by $4 million from December 31, 2013, as credit quality continued to improve.

Tables 40 and 41 present changes in non-performing mortgage loans held-in-portfolio for the quarters ended March 31, 2014 and 2013.

Table 40 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2014
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$206,389	26,292	232,681
Plus:
New non-performing loans	89,142	3,920	93,062
Less:
Non-performing loans transferred to OREO	(1,751)	(1,195)	(2,946)
Non-performing loans charged-off	(6,693)	(867)	(7,560)
Loans returned to accrual status / loan collections	(57,286)	(5,930)	(63,216)

Ending balance - NPLs	$229,801	$22,220	$252,021

Table 41 - Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended March 31, 2013
(Dollars in thousands)	BPPR	BPNA	Popular, Inc.
Beginning balance - NPLs	$596,106	34,024	630,130
Plus:
New non-performing loans	109,816	4,507	114,323
Less:
Non-performing loans transferred to OREO	(18,110)	(747)	(18,857)
Non-performing loans charged-off	(14,608)	(3,093)	(17,701)
Loans returned to accrual status / loan collections	(100,473)	(6,698)	(107,171)

Ending balance - NPLs	$572,731	$27,993	$600,724

For the quarter ended March 31, 2014, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $89 million, a decrease of $21 million, or 19%, when compared to inflows for the same period in 2013. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $4.5 million, essentially flat, compared to inflows for 2013.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, amounted to $9.4 million for the quarter ended March 31, 2014, compared to $19.6 million in March 31, 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio was 0.57% in March 31, 2014, compared to 1.25% for the quarter ended March 31, 2013. Mortgage loan net charge-offs, excluding covered loans, decrease of $10.2 million for the quarter ended March 31, 2014, when compared with the same period in 2013, was mainly related to the de-risking of the portfolio and lower inflows to non-performing loans.

Mortgage loan net charge-offs at the BPPR segment, excluding covered loans, amounted to $8.5 million, or 0.63% of average non-covered loans held-in-portfolio on an annualized basis, a decrease of $8.3 million when compared to same period in 2013. For the quarter ended March 31, 2014, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $1.9 million in the BPPR segment.

Mortgage loan net charge-offs at the BPNA segment amounted to $870 thousand for the quarter ended March 31, 2014, a decrease of $1.9 million when compared to same period in 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased to 0.28% for the quarter ended March 31, 2014 from 1.00% for the quarter ended March 31, 2013. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $331 thousand, or 0.32% of average non-conventional mortgage loans held-in-portfolio, for the quarter ended March 31, 2014, compared with $3.7 million, or 3.26% of average loans for the same period last year.

Table 42 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 42 - Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-performing mortgage loans	$229,801	$206,389	$22,220	$26,292	$252,021	$232,681
Non-performing mortgage loans to mortgage loans HIP	4.24%	3.82%	1.79%	2.05%	3.78%	3.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Mortgage loan net charge-offs	$8,516	$16,773	$870	$2,790	$9,386	$19,563
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.63%	1.31%	0.28%	1.00%	0.57%	1.25%

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio were $39 million at March 31, 2014, compared to $44 million at December 31, 2013. Consumer non-covered non-performing loans held-in-portfolio decreased by $5 million when compared to December 31, 2013, driven by a decrease of $2 million and $3 million in the BPPR and BPNA segments, respectively. The percentage of non-performing consumer loans held-in-portfolio to consumer loans held-in-portfolio decreased to 0.98% at March 31, 2014 from 1.12% at December 31, 2013.

For the quarter ended March 31, 2014, inflows of consumer non-performing loans held-in-portfolio at the BPPR segment amounted to $24 million, a decrease of $2 million, or 11%, when compared to inflows for the same period of 2013. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $4 million, a decrease of $1 million, or 26% compared to inflows for 2013.

The Corporation’s consumer loan net charge-offs, excluding covered loans, amounted to $28.2 million for the quarter ended March 31, 2014, compared to $26.2 million in March 31, 2013. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio increased to 2.87% for the quarter ended March 31, 2014 from 2.72% for March 31, 2013. Consumer loan net charge-offs, excluding covered loans, increase of $2.0 million for the quarter ended March 31, 2014, when compared with the same period in 2013, was primarily driven by an increase of $3 million in the BPPR segment driven by auto and personal loans.

Table 43 provides information on consumer non-performing loans and net charge-offs by segments.

Table 43 - Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Non-performing consumer loans	$30,977	$33,166	$8,285	$10,732	$39,262	$43,898
Non-performing consumer loans to consumer loans HIP	0.91%	1.00%	1.38%	1.74%	0.98%	1.12%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Consumer loan net charge-offs	$22,983	$20,001	$5,175	$6,153	$28,158	$26,154
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.77%	2.48%	3.40%	3.92%	2.87%	2.72%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $1.8 million, or 2.80% of those particular average loan portfolios, for the quarter ended March 31, 2014, compared with $4.0 million, or 5.17%, for the quarter ended March 31, 2013. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2014 totaled $250 million with a related allowance for loan losses of $9 million, representing 3.60% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at March 31, 2013 totaled $299 million with a related allowance for loan losses of $13 million, representing 4.35% of that particular portfolio. At March 31, 2014, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $252 thousand, respectively, representing 0.01% and 0.04%, respectively, of the consumer loan portfolio of the BPNA segment. At March 31, 2014, 49% are paying the minimum amount due on the home equity lines of credit. At March 31, 2014, the majority of the closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the loans classified as TDRs according to their accruing status at March 31, 2014 and December 31, 2013. The Corporation’s TDR loans totaled $954 million at March 31, 2014, an increase of $3 million from December 31, 2013. TDRs in accruing status increased by $7 million from December 31, 2013, due to sustained borrower performance.

Table 44 - TDRs Non-Covered Loans

	March 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$107,905	$64,319	$172,224
Construction	401	14,283	14,684
Legacy	—	949	949
Mortgage	546,411	92,019	638,430
Leases	978	1,477	2,455
Consumer	113,902	11,101	125,003

Total	$769,597	$184,148	$953,745

Table 45 - TDRs Non-Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$109,462	$80,140	$189,602
Construction	425	10,865	11,290
Legacy	—	949	949
Mortgage	535,357	82,786	618,143
Leases	270	2,623	2,893
Consumer	116,719	10,741	127,460

Total	$762,233	$188,104	$950,337

Table 46 - TDRs Covered Loans

	March 31, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$14	$2,631	$2,645
Construction	—	3,232	3,232
Mortgage	211	157	368
Consumer	162	12	174

Total	$387	$6,032	$6,419

Table 47 - TDRs Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,389	$10,017	$17,406
Construction	—	3,464	3,464
Mortgage	146	189	335
Consumer	221	22	243

Total	$7,756	$13,692	$21,448

At March 31, 2014, the Corporation’s commercial loan TDRs, excluding covered loans, for the BPPR and BPNA segments amounted to $165 million and $8 million, respectively, of which $57 million and $7 million, respectively, were in non-performing status. This compares with $172 million and $18 million, respectively, of which $63 million and $17 million were in non-performing status at December 31, 2013. The outstanding commitments for these commercial loan TDRs amounted to $3 million in the BPPR segment and no commitments outstanding in the BPNA segment at March 31, 2014. Commercial loans that have been modified as part of loss mitigation efforts were evaluated individually for impairment, resulting in a specific reserve of $16 million for the BPPR segment and none for the BPNA segment at March 31, 2014, compared with $13 million and none, respectively, at December 31, 2013.

At March 31, 2014, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $15 million, of which $14 million were in non-performing status. The BPNA segment had no TDRs to report as of March 31, 2014. This compares with $6 million each, of which $5 million and $6 million, respectively, were in non-performing status at December 31, 2013. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings for these construction loan TDRs amounted to $895 thousand in the BPPR segment and no commitments outstanding in the BPNA segment at March 31, 2014. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserve of $243 thousand for the BPPR and none for the BPNA segments at March 31, 2014, compared to $177 thousand for the BPPR and none for the BPNA segments at December 31, 2013.

At March 31, 2014, the Corporation’s legacy loans held-in-portfolio included a total of $949 thousand of loan modifications, remaining stable when compared with December 31, 2013. These loans were in non-performing status at such dates. There were no commitments outstanding for these legacy loan TDRs at March 31, 2014. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at March 31, 2014 and December 31, 2013.

At March 31, 2014, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $586 million (including $252 million guaranteed by U.S. sponsored entities) and $52 million, respectively, of which $83 million and $9 million, respectively, were in non-performing status. This compares with $565 million (including $240 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $73 million and $10 million were in non-performing status at December 31, 2013. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $36 million and $18 million for the BPPR and BPNA segments, respectively, at March 31, 2014, compared to $38 million and $18 million, respectively, at December 31, 2013.

At March 31, 2014, the consumer loan TDRs for the BPPR and BPNA segments amounted to $122 million and $3 million, respectively, of which $10 million and $627 thousand, respectively, were in non-performing status, compared with $125 million and $2 million, respectively, of which $10 million and $587 thousand, respectively, were in non-performing status at December 31, 2013. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $29 million and $243 thousand for the BPPR and BPNA segments, respectively, at March 31, 2014, compared with $30 million and $280 thousand, respectively, at December 31, 2013.

Refer to Note 7 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC increased by $1.5 million from December 31, 2013 to March 31, 2014.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $159 million at March 31, 2014, compared with $168 million at December 31, 2013. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the first quarter of 2014, the Corporation transferred $37 million of loans to other real estate, sold $38 million of foreclosed properties and recorded write-downs and other adjustments of approximately $7 million.

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

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 5% to 45%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 68%, including cost to sell. This discount was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

Currently, in the case of the BPPR segment, appraisals of residential properties were subject to downward adjustments of up to approximately 15%, including cost to sell of 5%. In the case of the U.S. mainland residential properties, the downward adjustment approximated up to 30%, including cost to sell of 10%.

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

The Corporation’s assessment of the allowance for loan losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 (loans individually assessed for impairment). Decreases in expected cash flows after the acquisition date for loans (pools) accounted for under ASC Subtopic 310-30 are recognized by recording an allowance for loan losses in the current period. For purposes of loans accounted for under ASC Subtopic 310-20 and new loans originated as a result of loan commitments assumed, the Corporation’s assessment of the allowance for loan losses is determined in accordance with the accounting guidance of loss contingencies in ASC Subtopic 450-20 (general reserve for inherent losses) and loan impairment guidance in ASC Section 310-10-35 for loans individually evaluated for impairment. Refer to the Critical Accounting Policies / Estimates section of this MD&A for a description of the Corporation’s allowance for loan losses methodology.

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at March 31, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 48 - Composition of ALLL

March 31, 2014
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$30,892	$243	$—	$672	$53,916	$29,413	$115,136
Impaired loans [1]	$334,975	$22,011	$3,710	$2,455	$458,513	$124,836	$946,500

Specific ALLL to impaired loans [1]	9.22%	1.10%	—%	27.37%	11.76%	23.56%	12.16%

General ALLL	$141,122	$5,059	$13,272	$9,811	$109,047	$149,128	$427,439
Loans held-in-portfolio, excluding impaired loans [1]	$9,679,746	$154,755	$193,454	$544,425	$6,210,863	$3,882,034	$20,665,277
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.46%	3.27%	6.86%	1.80%	1.76%	3.84%	2.07%

Total ALLL	$172,014	$5,302	$13,272	$10,483	$162,963	$178,541	$542,575
Total non-covered loans held-in-portfolio [1]	$10,014,721	$176,766	$197,164	$546,880	$6,669,376	$4,006,870	$21,611,777
ALLL to loans held-in-portfolio [1]	1.72%	3.00%	6.73%	1.92%	2.44%	4.46%	2.51%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At March 31, 2014, the general allowance on the covered loans amounted to $97.7 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 49 - Composition of ALLL

December 31, 2013
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$16,409	$177	$—	$1,053	$55,667	$30,200	$103,506
Impaired loans [1]	$297,516	$22,486	$6,045	$2,893	$452,073	$127,703	$908,716
Specific ALLL to impaired loans [1]	5.52%	0.79%	—%	36.40%	12.31%	23.65%	11.39%

General ALLL	$158,573	$5,165	$13,704	$9,569	$101,262	$146,684	$434,957
Loans held-in-portfolio, excluding impaired loans [1]	$9,739,669	$183,598	$205,090	$540,868	$6,229,403	$3,804,523	$20,703,151
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.63%	2.81%	6.68%	1.77%	1.63%	3.86%	2.10%

Total ALLL	$174,982	$5,342	$13,704	$10,622	$156,929	$176,884	$538,463
Total non-covered loans held-in-portfolio [1]	$10,037,185	$206,084	$211,135	$543,761	$6,681,476	$3,932,226	$21,611,867
ALLL to loans held-in-portfolio [1]	1.74%	2.59%	6.49%	1.95%	2.35%	4.50%	2.49%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2013, the general allowance on the covered loans amounted to $101.8 million while the specific reserve amounted to $0.3 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At March 31, 2014, the allowance for loan losses, excluding covered loans, increased slightly by approximately $4 million when compared with December 31, 2013, mainly driven by higher reserves in the BPPR segment, offset in part by lower reserves in BPNA driven by the continuous improvement in the overall credit quality of the BPNA’s portfolios. The general and specific reserves related to non-covered loans totaled $427.5 million and $115.1 million, respectively, at quarter-end, compared with $435.0 million and $103.5 million, respectively, as of December 31, 2013. The ratio of the allowance for loan losses to loans held-in-portfolio stood at 2.51% in the first quarter of 2014, compared to 2.49% in the previous quarter.

At March 31, 2014, the allowance for loan losses for non-covered loans at the BPPR segment totaled $435 million, or 2.72% of non-covered loans held-in-portfolio, compared with $427 million, or 2.69% of non-covered loans held-in-portfolio, at December 31, 2013. The increase in the allowance was mostly influenced by environmental factors considering prevailing economic conditions in Puerto Rico. The allowance for loan losses at the BPNA segment totaled $108 million, or 1.91% of loans held-in-portfolio, compared with $112 million, or 1.95% of loans held-in-portfolio, at December 31, 2013, reflective of favorable credit quality trends.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, amounted to $172 million, or 1.72% of that portfolio, at March 31, 2014, compared with $175 million, or 1.74%, at December 31, 2013. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $124 million, or 1.93% of non-covered commercial loans held-in-portfolio, at March 31, 2014, compared with $128 million, or 1.98%, at December 31, 2013. Consistent with the credit metrics for the commercial portfolio and current macro-economic conditions, the ALLL remained relatively flat when compared to December 31, 2013. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $48 million, or 1.34% of commercial loans held-in-portfolio, at March 31, 2014, compared with $47 million, or 1.31%, at December 31, 2013. The slight decrease in allowance for loan losses for the commercial loans held-in-portfolio derives mainly from improvements in credit quality.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, remained unchanged at $5 million, or 3.00% of that portfolio, at March 31, 2014, compared with $5 million, or 2.59%, at December 31, 2013. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $5 million, or 3.59% of non-covered construction loans held-in-portfolio, at March 31, 2014, compared with $5 million, or 3.16%, at December 31, 2013. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $223 thousand, or 0.63% of construction loans held-in-portfolio, at March 31, 2014, compared with $247 thousand, or 0.55%, at December 31, 2013. Allowance levels in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $13 million, or 6.73% of that portfolio, at March 31, 2014, compared with $14 million, or 6.49%, at December 31, 2013. The ratio of allowance to non-performing loans held-in portfolio in the legacy loan category was 114.33% at March 31, 2014, compared with 91.06% at December 31, 2013.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $163 million, or 2.44% of that portfolio, at March 31, 2014, compared with $157 million, or 2.35%, at December 31, 2013. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $138 million, or 2.54% of mortgage loans held-in-portfolio, excluding covered loans, at March 31, 2014 compared with $130 million, or 2.41%, respectively, at December 31, 2013. The increase in the allowance was principally driven by higher level of non-performing loans and environmental factors adjustment given challenging economic conditions in Puerto Rico. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $25 million, or 2.02% of mortgage loans held-in-portfolio, at March 31, 2014, compared with $27 million, or 2.08%, at December 31, 2013. The decrease in the allowance is reflective of favorable credit trends. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $22 million, or 5.31% of that particular loan portfolio, compared with $23 million, or 5.57%, at December 31, 2013. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $179 million, or 4.46% of that portfolio, at March 31, 2014, compared to $177 million, or 4.50%, at December 31, 2013. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $157 million, or 4.62% of that portfolio, at March 31, 2014, compared with $153 million, or 4.60%, at December 31, 2013. Overall consumer portfolios display stable trends. The increase of $4 million mainly arises from environmental factors adjustment given current economic conditions in Puerto Rico. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $21 million, or 3.55% of consumer loans, at March 31, 2014, compared with $24 million, or 3.95%, at December 31, 2013. The decrease in the allowance for loan losses for the consumer loan portfolio was principally driven by lower loss trends, reflecting favorable credit trends.

The following table presents the Corporation’s recorded investment in loans that were considered impaired and the related valuation allowance at March 31, 2014 and December 31, 2013.

Table 50 - Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	March 31, 2014		December 31, 2013

(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$723.8	$115.1	$642.6	$103.5
No valuation allowance required	222.7	—	266.1	—

Total impaired loans	$946.5	$115.1	$908.7	$103.5

With respect to the $223 million portfolio of impaired loans for which no allowance for loan losses was required at March 31, 2014, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans, excluding covered loans, during the quarters ended March 31, 2014 and March 31, 2013 were $927.6 million and $1.2 billion, respectively. The Corporation recognized interest income on non-covered impaired loans of $7.5 million and $10.3 million for the quarters ended March 31, 2014 and March 31, 2013, respectively.

The following tables set forth the activity in the specific reserves for impaired loans for the quarters ended March 31, 2014 and March 31, 2013.

Table 51 - Activity in Specific ALLL for the Quarter Ended March 31, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$16,409	$177	$55,667	$—	$30,200	$1,053	$103,506
Provision for impaired loans	22,424	482	348	—	1,112	(381)	23,985
Less: Net charge-offs	(7,941)	(416)	(2,099)	—	(1,899)	—	(12,355)

Specific allowance for loan losses at March 31, 2014	$30,892	$243	$53,916	$—	$29,413	$672	$115,136

Table 52 - Activity in Specific ALLL for the Quarter Ended March 31, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$17,348	$120	$74,667	$—	$17,886	$1,066	$111,087
Provision for impaired loans	138,220	2,263	5,571	256	6,586	596	153,492
Less: Net charge-offs	(72,490)	(1,409)	(4,541)	(256)	—	—	(78,696)
Net write-downs	(61,302)	(839)	—	—	—	—	(62,141)

Specific allowance for loan losses at March 31, 2013	$21,776	$135	$75,697	$—	$24,472	$1,662	$123,742

For the quarter ended March 31, 2014, total net charge-offs for individually evaluated impaired loans amounted to approximately $12.4 million, of which $10.9 million pertained to the BPPR segment and $1.5 million to the BPNA segment. Most of these net charge-offs were related to the commercial loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 5% to 45% (including costs to sell). At March 31, 2014, the weighted average discount rate for the BPPR segment was 18%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 68% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on a study of other real estate owned and loan sale transactions during the past two years, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At March 31, 2014, the weighted average discount rate for the BPNA segment was 31%.

For mortgage loans secured by residential real estate properties, a current assessment of value is made not later than 180 days past the contractual due date. Any outstanding balance in excess of the estimated value of the collateral property, less estimated costs to sell, is charged-off. For this purpose, the Corporation requests third-party Broker Price Opinion of Value “BPOs” of the subject collateral property at least annually. In the case of the mortgage loan portfolio for the BPPR segment, BPOs of the subject collateral properties are currently subject to downward adjustment of up to approximately 24%, including cost to sell of 5%. In the case of the U.S. mortgage loan portfolio, a haircut up to 30% is taken, which includes costs to sell.

Discount rates discussed above include costs to sell and may change from time to time based on market conditions.

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at March 31, 2014.

Table 53 - Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

March 31, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	166	$283,713	33%
Construction	8	19,721	26
Legacy	2	3,710	26

[1]	Based on outstanding balance of total impaired loans.

December 31, 2013
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One-Year Old [1]
Commercial	174	$248,154	18%
Construction	9	20,162	27
Legacy	4	6,045	—

[1]	Based on outstanding balance of total impaired loans.

At March 31, 2014 and December 31, 2013, the Corporation accounted for $14 million and $6 million, respectively, impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the period ended March 31, 2014 is presented in the table below.

Table 54 - Impaired Construction Loans Relied Upon “As is” or “As Developed”

March 31, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio [1]	9	$9,352	41%	3	$13,608	59%	93%

[1]	Includes $0.9 million of construction loans from the BPNA legacy portfolio.

December 31, 2013
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio [1]	12	$18,835	77%	2	$5,703	23%	90%

[1]	Includes $2.1 million of construction loans from the BPNA legacy portfolio.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $98 million at March 31, 2014. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $90 million at March 31, 2014, compared with $94 million at December 31, 2013; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $8 million, compared with $8 million at December 31, 2013.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 34 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has been going through a challenging economic cycle. Puerto Rico’s fiscal and economic situation is expected to continue to be difficult.

In February 2014, the three principal rating agencies (Moody’s, S&P and Fitch) lowered their ratings on the General obligation bonds of the Commonwealth of Puerto Rico and on the bonds of several other Commonwealth instrumentalities to non-investment grade ratings. In connection with their rating actions the rating agencies have noted various factors, including high levels of public debt, the lack of a clear economic growth catalyst, fiscal budget deficits, the financial condition of the public sector employee pension plans and, more recently liquidity concerns regarding the Commonwealth and Government Development Bank for Puerto Rico and concerns regarding access to market financing.

In March, the Commonwealth of Puerto Rico sold $3.5 billion in General Obligation bonds yielding 8.72% which should improve liquidity at the Government Development Bank for Puerto Rico and alleviate the short term liquidity situation. A total of $900 million of that amount will be used to refinance debt among other things while the Government Development Bank will receive a $1.9 billion liquidity infusion. The bonds, rated below investment grade, are expected to provide liquidity to the Central Government through July 2015.

Preliminary, General Fund Revenues for the first eight months of fiscal year 2014 (July 2013 through February 2014) were $5.3 billion, an increase of approximately $491 million, or 10.2% from the same period of the prior fiscal year. These revenues are approximately $96 million, or 1.8%, more than the revised projected revenues for this period. Preliminary corporate income tax collections for the first eight months of fiscal year 2014 were $1.1 billion, an increase of approximately $484 million and approximately $23 million more than the revised projected revenues for this period. Preliminary individual income tax collections for the eight months of fiscal 2014 were down $47.6 million from the same period of the prior fiscal year, but $16.6 million more than the revised projected revenues for this period. Preliminary sales and use tax collection received by the General Fund for the first eight months of fiscal year 2014 were up $5.7 million over the same period of the previous fiscal year but $3.5 million less than the revised projected revenues for this period.

On April 29, Puerto Rico’s Governor released a $9.6 billion balanced budget proposal that includes $775 million for debt payments and reduces expenses by merging agencies, freezing salaries and benefits increase and closing schools.

The Government Development Bank’s Economic Activity Index for March 2014 grew at 0.6% versus February 2014 making it the third month in a row and sixth out seven months of either positive growth or no change month over month even though when compared to last year is still down 0.8%.

As part of its economic plan, the PR Government recently announced an agreement with Honeywell Aerospace to expand its presence in Puerto Rico with the construction of a new high-tech laboratory. The investment, equipment and training expenditures are estimated at $35 million. In addition, the Government also announced the decision by Lufthansa to make Puerto Rico its first hub in the Americas for aviation to be located in the northwest coast of the island at the former Ramey Air Force base in Aguadilla. Government officials estimate a direct job impact of up to 400 workers.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of foreclosures and delinquencies on mortgage loans granted in Puerto Rico. If the price of crude oil increases and/or global or local economic conditions worsen it could result in a reduction in consumer spending which could adversely impact our non-interest revenues.

At March 31, 2014, the Corporation’s direct exposure to the Puerto Rico government, instrumentalities and municipalities amounted to $1.1 billion, of which approximately $944 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $781 million consists of loans and $163 million are securities ($789 million and $161 million at December 31, 2013). From this amount, $520 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining

$424 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Table 55 has a summary of the Corporation’s direct exposure to the Puerto Rico Government.

Table 55 - Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government	$68,442	$252,040	$320,482	$373,715
Government Development Bank (GDB)	32,094	—	32,094	32,094
Public Corporations	469	166,473	166,942	251,937
Municipalities	62,155	362,163	424,318	468,828

Total Direct Government Exposure	$163,160	$780,676	$943,836	$1,126,574

In addition, at March 31, 2014, the Corporation had $363 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $277 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $48 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $38 million of industrial development notes ($52 million and $34 million, respectively, at December 31, 2013).

As further detailed in Notes 5 and 6 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $941 million of residential mortgages and $141 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at March 31, 2014. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 2, “New accounting pronouncements,” to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in the Corporation’s 2013 Annual Report.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 22, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I - Item 1A - Risk Factors” in our 2013 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2013 Annual Report.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Corporation’s 2013 Annual Report, except for the risks described below.

The risks described in our 2013 Annual Report and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to submit shared-loss claims for quarters subsequent to June 30, 2012. As of March 31, 2014, BPPR had unreimbursed shared-loss claims of $280.6 million under the commercial loss share agreement with the FDIC. On May 2, 2014, BPPR received a payment of $28.0 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $252.6 million, including $175.7 million related to commercial late stage real-estate-collateral-dependent loans, determined in accordance with BPPR’s regulatory supervisory criteria and BPPR’s charge-off policy for non-covered assets. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $128.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of March 31, 2014 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2014 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities
Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	108,868	$27.72	—	—
March 1 - March 31	—	—	—	—

Total March 31, 2014	108,868	$27.72	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 9, 2014	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez
Senior Executive Vice President &
Chief Financial Officer

Date: May 9, 2014	By:	/s/ Jorge J. García
Jorge J. García
Senior Vice President & Corporate Comptroller