Form 10-Q
period 2014-06-30
POPULAR INC
filed 2014-08-11
CIK 763901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 103,481,803 shares outstanding as of August 4, 2014.

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

POPULAR, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30,	December 31,
(In thousands, except share information)	2014	2013
Assets:
Cash and due from banks	$362,572	$423,211

Money market investments:
Federal funds sold	—	5,055
Securities purchased under agreements to resell	192,490	175,965
Time deposits with other banks	1,474,454	677,433

Total money market investments	1,666,944	858,453

Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	255,990	308,978
Other trading securities	89,833	30,765
Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	1,483,479	1,286,839
Other investment securities available-for-sale	4,170,513	4,007,961
Investment securities held-to-maturity, at amortized cost (fair value 2014 - $103,501; 2013 - $120,688)	114,280	140,496
Other investment securities, at lower of cost or realizable value (realizable value 2014 - $170,700; 2013 - $184,526)	168,125	181,752
Loans held-for-sale, at lower of cost or fair value	97,010	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	19,726,234	21,704,010
Loans covered under loss sharing agreements with the FDIC	2,736,102	2,984,427
Less – Unearned income	91,010	92,144
Allowance for loan losses	624,911	640,555

Total loans held-in-portfolio, net	21,746,415	23,955,738

FDIC loss share asset	751,553	948,608
Premises and equipment, net	492,382	519,516
Other real estate not covered under loss sharing agreements with the FDIC	139,420	135,501
Other real estate covered under loss sharing agreements with the FDIC	155,805	168,007
Accrued income receivable	119,520	131,536
Mortgage servicing assets, at fair value	151,951	161,099
Other assets	2,292,360	1,687,558
Goodwill	461,246	647,757
Other intangible assets	40,122	45,132
Assets from discontinued operations (Refer to Note 3)	1,828,382	—

Total assets	$36,587,902	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Non-interest bearing	$5,666,685	$5,922,682
Interest bearing	19,234,467	20,788,463

Total deposits	24,901,152	26,711,145

Federal funds purchased and assets sold under agreements to repurchase	2,074,676	1,659,292
Other short-term borrowings	31,200	401,200
Notes payable	2,360,089	1,584,754
Other liabilities	880,602	766,792
Liabilities from discontinued operations (Refer to Note 3)	2,079,742	—

Total liabilities	32,327,461	31,123,183

Commitments and contingencies (Refer to Note 24)
Stockholders’ equity:
Preferred stock, 30,000,000 shares authorized; 2,006,391 shares issued and outstanding	50,160	50,160
Common stock, $0.01 par value; 170,000,000 shares authorized; 103,539,383 shares issued (2013 – 103,435,967) and 103,472,979 shares outstanding (2013 – 103,397,699)	1,035	1,034
Surplus	4,173,616	4,170,152
Retained earnings	167,663	594,430
Treasury stock – at cost, 66,404 shares (2013 – 38,268)	(1,742)	(881)
Accumulated other comprehensive loss, net of tax	(130,291)	(188,745)

Total stockholders’ equity	4,260,441	4,626,150

Total liabilities and stockholders’ equity	$36,587,902	$35,749,333

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2014	2013	2014	2013
Interest income:
Loans	$380,986	$370,298	$758,588	$730,814
Money market investments	1,131	829	2,104	1,784
Investment securities	33,989	36,106	69,116	73,929
Trading account securities	5,344	5,456	10,601	10,970

Total interest income	421,450	412,689	840,409	817,497

Interest expense:
Deposits	26,223	32,445	53,081	67,061
Short-term borrowings	8,892	9,767	17,932	19,548
Long-term debt	445,716	36,066	477,606	71,833

Total interest expense	480,831	78,278	548,619	158,442

Net interest (expense) income	(59,381)	334,411	291,790	659,055
Provision for loan losses—non-covered loans	50,074	228,975	104,196	438,068
Provision for loan losses—covered loans	11,604	25,500	37,318	43,056

Net interest (expense) income after provision for loan losses	(121,059)	79,936	150,276	177,931

Service charges on deposit accounts	39,237	41,378	78,596	82,539
Other service fees (Refer to Note 30)	56,468	57,279	109,286	112,223
Mortgage banking activities (Refer to Note 12)	3,788	18,081	7,466	38,378
Net gain and valuation adjustments on investment securities	—	5,856	—	5,856
Trading account profit (loss)	1,055	(4,345)	3,032	(5,329)
Net gain (loss) on sale of loans, including valuation adjustments on loans held-for-sale	9,659	4,291	14,052	(58,428)
Adjustments (expense) to indemnity reserves on loans sold	(7,454)	(11,632)	(17,801)	(27,775)
FDIC loss share expense (Refer to Note 31)	(55,261)	(3,755)	(79,467)	(30,021)
Other operating income	15,297	181,565	43,657	201,585

Total non-interest income	62,789	288,718	158,821	319,028

Operating expenses:
Personnel costs	99,100	106,359	203,401	213,940
Net occupancy expenses	20,267	21,059	41,627	41,551
Equipment expenses	12,044	11,485	23,456	23,105
Other taxes	13,543	15,225	27,206	26,753
Professional fees	67,024	67,015	134,023	134,752
Communications	6,425	6,395	13,110	12,946
Business promotion	16,038	15,357	27,424	27,942
FDIC deposit insurance	10,480	18,557	21,458	26,913
Other real estate owned (OREO) expenses	3,410	7,657	9,850	53,524
Other operating expenses	20,509	22,766	42,858	43,684
Amortization of intangibles	2,025	1,989	4,051	3,979
Restructuring costs (Refer to Note 4)	4,574	—	4,574	—

Total operating expenses	275,439	293,864	553,038	609,089

(Loss) income from continuing operations before income tax	(333,709)	74,790	(243,941)	(112,130)
Income tax (benefit) expense	(4,124)	(237,380)	19,140	(294,257)

(Loss) income from continuing operations	(329,585)	312,170	(263,081)	182,127
(Loss) income from discontinued operations, net of tax (Refer to Note 3)	(181,729)	15,298	(161,824)	25,034

Net (Loss) Income	$(511,314)	$327,468	$(424,905)	$207,161

Net (Loss) Income Applicable to Common Stock	$(512,245)	$326,537	$(426,767)	$205,300

Net (Loss) Income per Common Share – Basic
Net (loss) income from continuing operations	$(3.21)	3.03	(2.58)	1.76
Net (loss) income from discontinued operations	(1.77)	0.15	(1.57)	0.24

Net (Loss) Income per Common Share – Basic	$(4.98)	$3.18	$(4.15)	$2.00

Net (Loss) Income per Common Share – Diluted
Net (loss) income from continuing operations	$(3.21)	3.02	(2.58)	1.75
Net (loss) income from discontinued operations	(1.77)	0.15	(1.57)	0.24

Net (Loss) Income per Common Share – Diluted	$(4.98)	$3.17	$(4.15)	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Quarters ended,		Six months ended,
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(511,314)	$327,468	$(424,905)	$207,161

Other comprehensive income (loss) before tax:
Foreign currency translation adjustment	(603)	(2,653)	(2,718)	(1,929)
Reclassification adjustment for losses included in net income	—	—	7,718	—
Amortization of net losses of pension and postretirement benefit plans	2,126	6,169	4,252	12,338
Amortization of prior service cost of pension and postretirement benefit plans	(950)	—	(1,900)	—
Unrealized holding gains (losses) on investments arising during the period	27,084	(115,514)	54,666	(144,469)
Unrealized net (losses) gains on cash flow hedges	(2,548)	5,882	(4,273)	5,782
Reclassification adjustment for net (gains) losses included in net income	1,800	(3,045)	3,624	(3,196)

Other comprehensive income (loss) before tax	26,909	(109,161)	61,369	(131,474)
Income tax (expense) benefit	(925)	5,130	(2,915)	8,303

Total other comprehensive income (loss), net of tax	25,984	(104,031)	58,454	(123,171)

Comprehensive (loss) income, net of tax	$(485,330)	$223,437	$(366,451)	$83,990

Tax effect allocated to each component of other comprehensive loss:
	Quarters ended		Six months ended,
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Amortization of net losses of pension and postretirement benefit plans	$(829)	$(2,962)	$(1,658)	$(4,813)
Amortization of prior service cost of pension and postretirement benefit plans	370	—	741	—
Unrealized holding gains (losses) on investments arising during the period	(758)	8,942	(2,251)	13,891
Unrealized net (losses) gains on cash flow hedges	994	(1,764)	1,666	(1,734)
Reclassification adjustment for net (gains) losses included in net income	(702)	914	(1,413)	959

Income tax (expense) benefit	$(925)	$5,130	$(2,915)	$8,303

The accompanying notes are an integral part of the consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common stock	Preferred stock	Surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2012	$1,032	$50,160	$4,150,294	$11,826	$(444)	$(102,868)	$4,110,000
Net income				207,161			207,161
Issuance of stock	1		3,231				3,232
Dividends declared:
Preferred stock				(1,861)			(1,861)
Common stock purchases					(325)		(325)
Other comprehensive loss, net of tax						(123,171)	(123,171)

Balance at June 30, 2013	$1,033	$50,160	$4,153,525	$217,126	$(769)	$(226,039)	$4,195,036

Balance at December 31, 2013	$1,034	$50,160	$4,170,152	$594,430	$(881)	$(188,745)	$4,626,150
Net loss				(424,905)			(424,905)
Issuance of stock	1		3,047				3,048
Tax windfall benefit on vesting of restricted stock			417				417
Dividends declared:
Preferred stock				(1,862)			(1,862)
Common stock purchases					(872)		(872)
Common stock reissuance					11		11
Other comprehensive income, net of tax						58,454	58,454

Balance at June 30, 2014	$1,035	$50,160	$4,173,616	$167,663	$(1,742)	$(130,291)	$4,260,441

Disclosure of changes in number of shares:						June 30, 2014	June 30, 2013
Preferred Stock:
Balance at beginning and end of period						2,006,391	2,006,391

Common Stock – Issued:
Balance at beginning of period						103,435,967	103,193,303
Issuance of stock						103,416	117,849

Balance at end of the period						103,539,383	103,311,152
Treasury stock						(66,404)	(35,021)

Common Stock – Outstanding						103,472,979	103,276,131

The accompanying notes are an integral part of these consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(424,905)	$207,161

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	134,750	473,264
Goodwill impairment losses	186,511	—
Amortization of intangibles	5,007	4,935
Depreciation and amortization of premises and equipment	23,832	25,009
Net accretion of discounts and amortization of premiums and deferred fees	324,779	(29,525)
Fair value adjustments on mortgage servicing rights	15,836	10,741
FDIC loss share expense	79,467	30,021
Adjustments (expense) to indemnity reserves on loans sold	17,801	27,775
Earnings from investments under the equity method	(24,355)	(34,214)
Deferred income tax expense (benefit)	2,689	(321,854)
Loss (gain) on:
Disposition of premises and equipment	(2,551)	(2,347)
Sale of loans, including valuation adjustments on loans held-for-sale and mortgage banking activities	(42,413)	44,577
Sale of stock in equity method investee	—	(136,722)
Sale of foreclosed assets, including write-downs	(2,035)	35,006
Acquisitions of loans held-for-sale	(159,727)	(15,335)
Proceeds from sale of loans held-for-sale	72,757	119,003
Net originations on loans held-for-sale	(338,672)	(867,917)
Net (increase) decrease in:
Trading securities	459,792	858,092
Accrued income receivable	6,721	(18,177)
Other assets	(48,455)	2,103
Net increase (decrease) in:
Interest payable	633	(2,570)
Pension and other postretirement benefit obligation	(3,096)	3,786
Other liabilities	30,260	4,055

Total adjustments	739,531	209,706

Net cash provided by operating activities	314,626	416,867

Cash flows from investing activities:
Net (increase) decrease in money market investments	(808,491)	13,641
Purchases of investment securities:
Available-for-sale	(1,079,586)	(1,490,647)
Other	(51,097)	(116,731)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	816,830	1,378,311
Held-to-maturity	27,029	2,359
Other	64,724	83,592
Net repayments on loans	473,336	624,262
Proceeds from sale of loans	87,983	295,237
Acquisition of loan portfolios	(289,292)	(1,520,088)
Net payments from (to) FDIC under loss sharing agreements	110,618	(107)
Return of capital from equity method investments	—	438
Proceeds from sale of stock in equity method investee	—	166,332
Mortgage servicing rights purchased	—	(45)
Acquisition of premises and equipment	(20,333)	(19,774)
Proceeds from sale of:
Premises and equipment	8,631	5,891
Foreclosed assets	81,010	120,365

Net cash used in investing activities	(578,638)	(456,964)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	252,715	(259,950)
Federal funds purchased and assets sold under agreements to repurchase	418,381	(344,047)
Other short-term borrowings	(370,000)	590,000
Payments of notes payable	(111,030)	(48,458)
Proceeds from issuance of notes payable	31,905	49,874
Proceeds from issuance of common stock	3,048	3,232
Dividends paid	(1,862)	(1,551)
Net payments for repurchase of common stock	(861)	(325)

Net cash provided by (used in) financing activities	222,296	(11,225)

Net decrease in cash and due from banks	(41,716)	(51,322)
Cash and due from banks at beginning of period	423,211	439,363

Cash and due from banks at end of period, including discontinued operations	381,495	388,041
Less: cash from discontinued operations	18,923	—

Cash and due from banks at end of period	$362,572	$388,041

The accompanying notes are an integral part of these consolidated financial statements.

The Consolidated Statements of Cash Flows for the periods ended June 30, 2014 and 2013 include the cash flows from operating, investing and financing activities associated with discontinued operations.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization, consolidation and basis of presentation

Nature of Operations

Popular, Inc. (the “Corporation”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States and the Caribbean. In Puerto Rico, the Corporation provides retail, including mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. The Corporation’s mortgage origination business is conducted under the brand name Popular Mortgage, a division of BPPR. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. The BPNA branches operate under the name of Popular Community Bank. Note 36 to the consolidated financial statements presents information about the Corporation’s business segments. Note 37 presents information regarding definitive agreements entered into by BPNA sell its regional operations in California, Illinois and Central Florida.

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

Certain reclassifications have been made to the 2013 consolidated financial statements and notes to the financial statements to conform with the 2014 presentation. As discussed in Note 3, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of BPNA’s assets and liabilities to discontinued operations.

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

Note 2 – New accounting pronouncements

FASB Accounting Standards Update 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”)

The FASB issued ASU 2014-12 in June 2014, which intends to resolve the diverse accounting treatment of awards with a performance target that could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved.

The amendments of the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.

Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.

The amendments in the ASU are effective in the first quarter of 2016. Early adoption is permitted. The amendments of this ASU can be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets outstanding at the beginning of the period of adoption and to all new or modified awards thereafter.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”)

The FASB issued ASU 2014-11 in June 2014, which requires two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

The amendments in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.

The accounting changes in this ASU are effective in the first quarter of 2015. Early application is prohibited. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

The Corporation does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606); (“ASU 2014-09”)

The FASB issued ASU 2014-09 in May 2014, which clarifies the principles for recognizing revenue and develop a common revenue standard that would (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statement through improved disclosure requirements and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 amends the ASC Codification and creates a new Topic 606, Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In addition, the new guidance requires disclosures to enable users of financial statements to understand the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contract with customers, significant judgments and changes in judgments, and assets recognized from the cost to obtain or fulfill a contract.

The amendments in this ASU are effective in the first quarter of 2017. Early adoption is not permitted.

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

The Corporation adopted this guidance in the first quarter of 2014 and it did not have a material effect on the Corporation’s consolidated financial statements.

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

The Corporation adopted this guidance on the first quarter of 2014 and recognized a loss of approximately $7.7 million resulting from the reclassification from other comprehensive loss into earnings of the cumulative foreign translation adjustment related to the dilution on its equity investment in BHD. Refer to note 15 for additional information.

Note 3 – Discontinued operations

On April 22, 2014, BPNA, the Corporation’s U.S. mainland banking subsidiary, entered into definitive agreements to sell California, Illinois and Central Florida regional operations to three different buyers. BPNA completed the sale of its Illinois regional operations on August 8, 2014. The remaining transactions are expected to be completed by the end of the fourth quarter of 2014. In connection with these transactions, the Corporation intends to centralize certain back office operations in Puerto Rico and New York. The operations subject to these three definitive agreements each constituted a business, as defined in ASC 805-10-55. Accordingly, the decision to sell these businesses resulted in the discontinuance of each of these respective operations and classification as held-for-sale. For financial reporting purposes, the results of the discontinued operations are presented as “Assets / Liabilities from discontinued operations” in the consolidated statement of condition and “(Loss) income from discontinued operations, net of tax” in the consolidated statement of operations. As required by ASC 205-20, current and prior periods presented in the consolidated statement of operations as well as the related note disclosures covering income and expense amounts have been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The consolidated statement of financial condition and related note disclosure for prior periods do not reflect the reclassification of these assets and liabilities to discontinued operations.

During the quarter ended June 30, 2014, the Corporation recorded a non-cash goodwill impairment charge of $187 million, related to the goodwill allocated, on a relative fair value basis, to these operations. However, this non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios. Refer to Note 16, for additional information on the goodwill impairment charge. The Corporation expects to realize a net premium estimated at approximately $24 million, before customary transaction costs, upon the closing of these transactions.

The Corporation estimates that it will incur in restructuring charges of approximately $54 million, comprised of $32 million in severance, retention and employee related costs and $22 million in operational set-up costs and lease cancelations, of which approximately $5 million where incurred during the second quarter of 2014. Refer to Note 4, for restructuring charges incurred during the quarter ended June 30, 2014.

Assets and liabilities of discontinued operations, which are mostly classified as held-for-sale, are detailed below:

(In thousands)	June 30, 2014
Cash	$18,923
Loans held-for-sale	1,783,998
Premises and equipment, net	17,553
Other assets	7,908

Total assets	$1,828,382

Deposits	$2,058,309
Short-term borrowings	2,998
Other liabilities	18,435

Total liabilities	$2,079,742

Net liabilities	$(251,360)

The following table provides the components of net (loss) income from the discontinued operations for the quarter and six months ended June 30, 2014 and 2013.

	Quarter ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net interest income	$19,092	$21,308	$40,889	$42,977
Provision (reversal) for loan losses	—	(5,067)	(6,764)	(7,860)
Non-interest income	9,388	4,645	19,921	8,392
Personnel costs	12,117	8,320	20,969	16,728
Net occupancy expenses	2,845	3,049	7,176	6,030
Professional fees	5,903	2,949	8,696	5,709
Goodwill impairment charge	186,511	—	186,511	—
Other operating expenses	2,833	1,404	6,046	5,728

Net (loss) income from discontinued operations	$(181,729)	$15,298	$(161,824)	$25,034

Note 4 – Restructuring plan

As discussed in Note 3, in connection with the sale of the operations of the California, Illinois and Central Florida regions, the Corporation intends to centralize certain back office operations, previously conducted on these regions, in Puerto Rico and New York. The Corporation has undertaken a restructuring plan (the “PCB Restructuring Plan”) to eliminate and re-locate employment positions, terminate contracts and incur other costs associated with moving the operations to Puerto Rico and New York. The Corporation estimates that it will incur in restructuring charges of approximately $54 million, comprised of $32 million in severance and retention payments and $22 million in operational set-up costs and lease cancelations, of which approximately $5 million where incurred during the second quarter of 2014. The remaining costs will be recognized during the third and fourth quarter of 2014 and early 2015.

Full-time equivalent employees at the California, Illinois and Central Florida regions were 363 as of June 30, 2014, compared with 365 as of December 31, 2013. Some of the employees at these regions will be transferred to the acquiring entities. The remaining employees at these regions are expected to be transferred to other of the Corporation’s U.S. mainland or Puerto Rico operations or depart by mid- 2015.

The following table details the expenses recorded by the Corporation that were associated with the PCB restructuring plan:

(In thousands)	Quarter ended June 30, 2014
Personnel costs	$3,630
Net occupancy expenses	271
Equipment expenses	190
Professional fees	448
Other operating expenses	35

Total restructuring costs	$4,574

At June 30, 2014, the accrual for the PCB restructuring costs amounted to $3 million.

Note 5 – Restrictions on cash and due from banks and certain securities

The Corporation’s banking subsidiaries, BPPR and BPNA, are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank of New York (the “Fed”) or other banks. Those required average reserve balances amounted to $ 1.0 billion at June 30, 2014 (December 31, 2013 - $992 million). Cash and due from banks, as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

At June 30, 2014, the Corporation held $43 million in restricted assets in the form of funds deposited in money market accounts, trading account securities and investment securities available for sale (December 31, 2013 - $44 million). The amounts held in trading account securities and investment securities available for sale consist primarily of restricted assets held for the Corporation’s non-qualified retirement plans and fund deposits guaranteeing possible liens or encumbrances over the title of insured properties.

Note 6 – Pledged assets

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

	June 30,	December 31,
(In thousands)	2014	2013
Investment securities available-for-sale, at fair value	$2,264,948	$1,638,558
Investment securities held-to-maturity, at amortized cost	10,000	35,000
Loans held-for-sale measured at lower of cost or fair value	216	363
Loans held-in-portfolio covered under loss sharing agreements with the FDIC	365,432	407,257
Loans held-in-portfolio not covered under loss sharing agreements with the FDIC	8,447,919	9,108,984

Total pledged assets	$11,088,515	$11,190,162

Pledged assets from discontinued operations are presented as part of “Assets from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

Pledged securities that the creditor has the right by custom or contract to repledge are presented separately on the consolidated statements of financial condition.

At June 30, 2014, the Corporation had $ 1.2 billion in investment securities available-for-sale and $ 0.6 billion in loans that served as collateral to secure public funds (December 31, 2013 - $ 1.0 billion and $ 0.5 billion, respectively).

At June 30, 2014, the Corporation’s banking subsidiaries had short-term and long-term credit facilities authorized with the Federal Home Loan Bank system (the “FHLB”) aggregating to $3.3 billion (December 31, 2013 - $3.0 billion). Refer to Note 18 to the consolidated financial statements for borrowings outstanding under these credit facilities. At June 30, 2014, the credit facilities authorized with the FHLB were collateralized by $ 3.4 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). Also, at June 30, 2014, the Corporation’s banking subsidiaries had a borrowing capacity at the Federal Reserve (“Fed”) discount window of $2.6 billion, which remained unused as of such date ( December 31, 2013 - $3.4 billion). The amount available under these credit facilities with the Fed is dependent upon the balance of loans and securities pledged as collateral. At June 30, 2014, the credit facilities with the Fed discount window were collateralized by $ 4.8 billion in loans held-in-portfolio (December 31, 2013 - $ 4.5 billion). These pledged assets are included in the above table and were not reclassified and separately reported in the consolidated statements of financial condition.

In addition, at June 30, 2014, trade receivables from brokers and counterparties amounting to $76 million were pledged to secure repurchase agreements (December 31, 2013 - $69 million).

Note 7 – Investment securities available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities available-for-sale at June 30, 2014 and December 31, 2013.

	At June 30, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$26,085	$1,644	$—	$27,729	3.87%

Total U.S. Treasury securities	26,085	1,644	—	27,729	3.87

Obligations of U.S. Government sponsored entities
Within 1 year	6,998	7	—	7,005	0.14
After 1 to 5 years	1,948,833	2,424	9,053	1,942,204	1.20
After 5 to 10 years	252,520	581	7,198	245,903	1.63
After 10 years	23,000	—	882	22,118	3.15

Total obligations of U.S. Government sponsored entities	2,231,351	3,012	17,133	2,217,230	1.27

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	5,384	19	22	5,381	2.86
After 5 to 10 years	23,352	7	1,398	21,961	5.46
After 10 years	48,812	422	7,405	41,829	5.85

Total obligations of Puerto Rico, States and political subdivisions	77,548	448	8,825	69,171	5.52

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	4,876	124	—	5,000	2.56
After 5 to 10 years	27,924	1,219	2	29,141	2.82
After 10 years	2,305,054	17,819	53,542	2,269,331	2.06

Total collateralized mortgage obligations—federal agencies	2,337,854	19,162	53,544	2,303,472	2.07

Collateralized mortgage obligations—private label
After 10 years	130	—	—	130	3.90

Total collateralized mortgage obligations—private label	130	—	—	130	3.90

Mortgage-backed securities
Within 1 year	1	—	—	1	3.66
After 1 to 5 years	26,420	1,458	—	27,878	4.56
After 5 to 10 years	200,182	8,743	486	208,439	3.47
After 10 years	735,125	50,779	2,174	783,730	4.08

Total mortgage-backed securities	961,728	60,980	2,660	1,020,048	3.97

Equity securities (without contractual maturity)	3,177	1,284	118	4,343	6.39

Other
After 1 to 5 years	9,458	—	15	9,443	1.68
After 10 years	2,341	85	—	2,426	3.63

Total other	11,799	85	15	11,869	2.06

Total investment securities available-for-sale	$5,649,672	$86,615	$82,295	$5,653,992	2.14%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
U.S. Treasury securities
After 1 to 5 years	$26,474	$2,008	$—	$28,482	3.85%

Total U.S. Treasury securities	26,474	2,008	—	28,482	3.85

Obligations of U.S. Government sponsored entities
Within 1 year	25,021	39	—	25,060	1.85
After 1 to 5 years	1,087,453	1,678	12,715	1,076,416	1.26
After 5 to 10 years	528,611	100	21,742	506,969	1.52
After 10 years	23,000	—	2,240	20,760	3.12

Total obligations of U.S. Government sponsored entities	1,664,085	1,817	36,697	1,629,205	1.38

Obligations of Puerto Rico, States and political subdivisions
After 1 to 5 years	6,228	45	85	6,188	4.64
After 5 to 10 years	23,147	—	1,978	21,169	6.33
After 10 years	48,803	29	9,812	39,020	5.84

Total obligations of Puerto Rico, States and political subdivisions	78,178	74	11,875	66,377	5.89

Collateralized mortgage obligations—federal agencies
After 1 to 5 years	5,131	101	—	5,232	1.79
After 5 to 10 years	31,613	921	—	32,534	2.98
After 10 years	2,438,021	18,532	76,023	2,380,530	2.05

Total collateralized mortgage obligations—federal agencies	2,474,765	19,554	76,023	2,418,296	2.06

Collateralized mortgage obligations—private label
After 10 years	509	4	—	513	3.78

Total collateralized mortgage obligations—private label	509	4	—	513	3.78

Mortgage-backed securities
Within 1 year	419	24	—	443	3.14
After 1 to 5 years	15,921	833	—	16,754	4.50
After 5 to 10 years	62,373	3,058	1,214	64,217	4.12
After 10 years	1,007,733	50,807	4,313	1,054,227	3.93

Total mortgage-backed securities	1,086,446	54,722	5,527	1,135,641	3.95

Equity securities (without contractual maturity)	3,178	1,109	171	4,116	4.06

Other
After 1 to 5 years	9,638	—	141	9,497	1.68
After 10 years	2,604	69	—	2,673	3.61

Total other	12,242	69	141	12,170	2.09

Total investment securities available-for-sale	$5,345,877	$79,357	$130,434	$5,294,800	2.30%

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

There were no sales of investment securities available-for-sale during the six months ended June 30, 2014 or June 30, 2013.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	At June 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$594,695	$8,886	$462,222	$8,247	$1,056,917	$17,133
Obligations of Puerto Rico, States and political subdivisions	20,733	2,584	24,596	6,241	45,329	8,825
Collateralized mortgage obligations—federal agencies	713,604	24,114	758,570	29,430	1,472,174	53,544
Mortgage-backed securities	15,875	446	46,384	2,214	62,259	2,660
Equity securities	—	—	1,707	118	1,707	118
Other	—	—	9,443	15	9,443	15

Total investment securities available-for-sale in an unrealized loss position	$1,344,907	$36,030	$1,302,922	$46,265	$2,647,829	$82,295

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of U.S. Government sponsored entities	$1,326,866	$32,457	$69,257	$4,240	$1,396,123	$36,697
Obligations of Puerto Rico, States and political subdivisions	54,256	11,685	8,330	190	62,586	11,875
Collateralized mortgage obligations—federal agencies	1,567,654	70,378	96,676	5,645	1,664,330	76,023
Mortgage-backed securities	105,455	4,762	7,225	765	112,680	5,527
Equity securities	1,657	171	—	—	1,657	171
Other	—	—	9,497	141	9,497	141

Total investment securities available-for-sale in an unrealized loss position	$3,055,888	$119,453	$190,985	$10,981	$3,246,873	$130,434

As of June 30, 2014, the available-for-sale investment portfolio reflects gross unrealized losses of approximately $82 million, driven by US Agency Collateralized Mortgage Obligations, obligations from the U.S. Government sponsored entities, and obligations of the Puerto Rico Government and its political subdivisions. As part of its analysis for all US Agencies’ securities, management considers the US Agency guarantee.

In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. On June 2014, the Puerto Rico general obligations were further downgraded by the rating agencies, after the Commonwealth enacted a law that allowed the Puerto Rico public corporations to restructure their debt. The portfolio of obligations of the Puerto Rico Government is comprised of securities with specific sources of income or revenues identified for repayments. The Corporation performs periodic credit quality reviews on these issuers.

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

At June 30, 2014, management performed its quarterly analysis of all debt securities in an unrealized loss position. Based on the analyses performed, management concluded that no individual debt security was other-than-temporarily impaired as of such date. At June 30, 2014, the Corporation did not have the intent to sell debt securities in an unrealized loss position and it is not more likely than not that the Corporation will have to sell the investment securities prior to recovery of their amortized cost basis.

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

	June 30, 2014		December 31, 2013
(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value
FNMA	$2,013,092	$1,988,874	$2,318,171	$2,266,610
FHLB	1,144,118	1,139,269	336,933	326,220
Freddie Mac	1,361,507	1,356,819	1,434,346	1,418,216

Note 8 – Investment securities held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses, approximate fair value, weighted average yield and contractual maturities of investment securities held-to-maturity at June 30, 2014 and December 31, 2013.

	At June 30, 2014
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,685	$—	$2	$12,683	2.10%
After 1 to 5 years	12,595	1	383	12,213	5.93
After 5 to 10 years	20,925	—	5,209	15,716	6.08
After 10 years	66,471	1,368	6,545	61,294	2.28

Total obligations of Puerto Rico, States and political subdivisions	112,676	1,369	12,139	101,906	3.37

Collateralized mortgage obligations—federal agencies
After 5 to 10 years	104	—	8	96	5.45

Total collateralized mortgage obligations—federal agencies	104	—	8	96	5.45

Other
Within 1 year	1,250	—	—	1,250	1.39
After 1 to 5 years	250	—	1	249	1.38

Total other	1,500	—	1	1,499	1.39

Total investment securities held-to-maturity	$114,280	$1,369	$12,148	$103,501	3.35%

	At December 31, 2013
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Weighted average yield
Obligations of Puerto Rico, States and political subdivisions
Within 1 year	$12,570	$—	$12	$12,558	2.06%
After 1 to 5 years	12,060	—	984	11,076	5.91
After 5 to 10 years	20,015	—	5,251	14,764	6.06
After 10 years	69,236	257	13,179	56,314	2.43

Total obligations of Puerto Rico, States and political subdivisions	113,881	257	19,426	94,712	3.40

Collateralized mortgage obligations—federal agencies
After 10 years	115	7	—	122	5.45

Total collateralized mortgage obligations—federal agencies	115	7	—	122	5.45

Other
Within 1 year	26,000	—	645	25,355	3.41
After 1 to 5 years	500	—	1	499	1.33

Total other	26,500	—	646	25,854	3.37

Total investment securities held-to-maturity	$140,496	$264	$20,072	$120,688	3.40%

Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. The expected maturities of collateralized mortgage obligations and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following tables present the Corporation’s fair value and gross unrealized losses of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	At June 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$48,601	$5,012	$22,948	$7,127	$71,549	$12,139
Collateralized mortgage obligations—federal agencies	96	8	—	—	96	8
Other	249	1	—	—	249	1

Total investment securities held-to-maturity in an unrealized loss position	$48,946	$5,021	$22,948	$7,127	$71,894	$12,148

	At December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Obligations of Puerto Rico, States and political subdivisions	$60,028	$12,180	$13,044	$7,246	$73,072	$19,426
Other	24,604	646	—	—	24,604	646

Total investment securities held-to-maturity in an unrealized loss position	$84,632	$12,826	$13,044	$7,246	$97,676	$20,072

As indicated in Note 7 to these consolidated financial statements, management evaluates investment securities for OTTI declines in fair value on a quarterly basis.

The “Obligations of Puerto Rico, States and political subdivisions” classified as held-to-maturity at June 30, 2014 are primarily associated with securities issued by municipalities of Puerto Rico and are generally not rated by a credit rating agency. This includes $62 million of securities issued by three municipalities of Puerto Rico that are payable from the real and personal property taxes collected within such municipalities. These bonds have seniority to the payment of operating cost and expenses of the municipality. The portfolio also includes approximately $41 million in securities for which the underlying source of payment is not the central government, but in which it provides a guarantee in the event of default. In February 2014, the three principal nationally recognized rating agencies (Moody’s Investor Services, Standard and Poor’s and Fitch Ratings) downgraded the general-obligation bonds of the Commonwealth and other obligations of Puerto Rico instrumentalities to non-investment grade categories, citing concerns about financial flexibility and a reduced capacity to borrow in the financial markets. On June 2014, the Puerto Rico general obligations were further downgraded by the rating agencies, after the Commonwealth enacted a law that allowed the Puerto Rico public corporations to restructure their debt. The Corporation performs periodic credit quality reviews on these issuers. The Corporation does not have the intent to sell securities held-to-maturity and it is not more likely than not that the Corporation will have to sell these investment securities prior to recovery of their amortized cost basis.

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

The risks on loans acquired in the FDIC-assisted transaction are significantly different from the risks on loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Corporation presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to the FDIC loss sharing agreements as “non-covered loans”. The FDIC loss sharing agreements expires at the end of the quarter ending June 30, 2015 for commercial (including construction) and consumer loans, and at the end of the quarter ending June 30, 2020 for to single-family residential mortgage loans, as explained in Note 11.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan losses refer to the summary of significant accounting policies included in Note 2 to the consolidated financial statements included in 2013 Annual Report.

The following table presents the composition of non-covered loans held-in-portfolio (“HIP”), net of unearned income, at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Commercial multi-family	$475,826	$1,175,937
Commercial real estate non-owner occupied	2,501,036	2,970,505
Commercial real estate owner occupied	1,758,535	2,166,545
Commercial and industrial	3,420,150	3,724,197
Construction	179,059	206,084
Mortgage	6,664,448	6,681,476
Leasing	546,868	543,761
Legacy[2]	162,941	211,135
Consumer:
Credit cards	1,171,182	1,185,272
Home equity lines of credit	388,667	478,211
Personal	1,406,920	1,349,119
Auto	745,579	699,980
Other	214,013	219,644

Total loans held-in-portfolio[1]	$19,635,224	$21,611,866

[1]	Non-covered loans held-in-portfolio at June 30, 2014 are net of $91 million in unearned income and exclude $97 million in loans held-for-sale (December 31, 2013 - $92 million in unearned income and $110 million in loans held-for-sale).
[2]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

The following table presents the composition of covered loans at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$1,638,634	$1,710,229
Commercial and industrial	107,333	102,575
Construction	82,763	190,127
Mortgage	867,075	934,373
Consumer	40,297	47,123

Total loans held-in-portfolio	$2,736,102	$2,984,427

The following table provides a breakdown of loans held-for-sale (“LHFS”) at June 30, 2014 and December 31, 2013 by main categories.

(In thousands)	June 30, 2014 [1]	December 31, 2013
Commercial	$2,895	$603
Construction	949	—
Mortgage	93,166	109,823

Total loans held-for-sale	$97,010	$110,426

[1]	Loans held-for-sale from discontinued operations are presented as part of “Assets from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

During the quarter and six months ended June 30, 2014, the Corporation recorded purchases (including repurchases) of mortgage loans amounting to $169 million and $331 million, respectively (June 30, 2013 - $0.4 billion and $1.5 billion, respectively). Also, the Corporation recorded purchases of $92 million in consumer loans during the six months ended June 30, 2014 (June 30, 2013 - $42 million). In addition, during the six months ended June 30, 2014, the Corporation recorded purchases of commercial loans amounting to $21 million (during the quarter and six months ended June 30, 2013 - $3 million).

The Corporation performed whole-loan sales involving approximately $27 million and $70 million of residential mortgage loans during the quarter and six months ended June 30, 2014, respectively (June 30, 2013 - $503 million and $553 million, respectively). These sales included $435 million from the bulk sale of non-performing mortgage loans, completed during the quarter ended June 30, 2013. Also, the Corporation securitized approximately $ 184 million and $ 350 million of mortgage loans into Government National Mortgage Association (“GNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2014, respectively (June 30, 2013 - $ 282 million and $ 568 million, respectively). Furthermore, the Corporation securitized approximately $ 60 million and $ 123 million of mortgage loans into Federal National Mortgage Association (“FNMA”) mortgage-backed securities during the quarter and six months ended June 30, 2014, respectively (June 30, 2013 - $ 124 million and $ 252 million, respectively). Also, the Corporation did not securitize mortgage loans into Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities during the quarter and six months ended June 30, 2014 (during the quarter and six months ended June 30, 2013 - $ 27 million). The Corporation sold commercial and construction loans with a book value of approximately $30 million and $61 million during the quarter and six months ended June 30, 2014, respectively (June 30, 2013 - $6 million and $407 million, respectively). These sales included $401 million from the bulk sale of non-performing commercial and construction loans during the quarter ended March 31, 2013.

Non-covered loans

The following tables present non-covered loans held-in-portfolio by loan class that are in non-performing status or are accruing interest but are past due 90 days or more at June 30, 2014 and December 31, 2013. Accruing loans past due 90 days or more consist primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans which are included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from another financial institution that, although delinquent, the Corporation has received timely payment from the seller / servicer, and, in some instances, have partial guarantees under recourse agreements. However, residential conventional loans purchased from another financial institution, which are in the process of foreclosure, are classified as non-performing mortgage loans.

At June 30, 2014
	Puerto Rico		U.S. mainland [4]		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$2,851	$—	$4,105	$—	$6,956	$—
Commercial real estate non-owner occupied	56,406	—	11,857	—	68,263	—
Commercial real estate owner occupied	108,286	—	4,199	—	112,485	—
Commercial and industrial	86,009	417	4,420	—	90,429	417
Construction	21,456	—	—	—	21,456	—
Mortgage[2][3]	262,356	399,300	23,964	—	286,320	399,300
Leasing	2,873	—	—	—	2,873	—
Legacy	—	—	8,323	—	8,323	—
Consumer:
Credit cards	—	19,595	378	—	378	19,595
Home equity lines of credit	—	467	7,221	—	7,221	467
Personal	17,968	—	1,459	—	19,427	—
Auto	11,703	—	—	—	11,703	—
Other	3,898	454	3	—	3,901	454

Total[1]	$573,806	$420,233	$65,929	$—	$639,735	$420,233

[1]	For purposes of this table non-performing loans exclude $ 4 million in non-performing loans held-for-sale.
[2]	Non-covered loans by $55 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $124 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2014. Furthermore, the Corporation has approximately $60 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.
[4]	Excludes $9.5 million in non-performing loans from discontinued operations.

At December 31, 2013
	Puerto Rico		U.S. mainland		Popular, Inc.
(In thousands)	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more	Non-accrual loans	Accruing loans past-due 90 days or more
Commercial multi-family	$4,944	$—	$20,894	$—	$25,838	$—
Commercial real estate non-owner occupied	41,959	—	42,413	—	84,372	—
Commercial real estate owner occupied	83,441	—	23,507	—	106,948	—
Commercial and industrial	55,753	556	6,142	—	61,895	556
Construction	18,108	—	5,663	—	23,771	—
Mortgage[2][3]	206,389	395,645	26,292	—	232,681	395,645
Leasing	3,495	—	—	—	3,495	—
Legacy	—	—	15,050	—	15,050	—
Consumer:
Credit cards	—	20,313	486	—	486	20,313
Home equity lines of credit	—	147	8,632	—	8,632	147
Personal	17,054	54	1,591	—	18,645	54
Auto	10,562	—	2	—	10,564	—
Other	5,550	585	21	—	5,571	585

Total[1]	$447,255	$417,300	$150,693	$—	$597,948	$417,300

[1]	For purposes of this table non-performing loans exclude $ 1 million in non-performing loans held-for-sale.
[2]	Non-covered loans by $43 million accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
[3]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $115 million of residential mortgage loans in Puerto Rico insured by FHA or guaranteed by the VA that are no longer accruing interest as of December 31, 2013. Furthermore, the Corporation has approximately $50 million in reverse mortgage loans in Puerto Rico which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets.

The following tables present loans by past due status at June 30, 2014 and December 31, 2013 for non-covered loans held-in-portfolio (net of unearned income).

June 30, 2014
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$—	$189	$2,851	$3,040	$58,466	$61,506
Commercial real estate non-owner occupied	2,836	2,453	56,406	61,695	1,888,187	1,949,882
Commercial real estate owner occupied	9,351	4,015	108,286	121,652	1,423,932	1,545,584
Commercial and industrial	18,564	3,905	86,426	108,895	2,633,113	2,742,008
Construction	—	583	21,456	22,039	113,644	135,683
Mortgage	293,037	157,245	716,632	1,166,914	4,291,658	5,458,572
Leasing	7,083	1,857	2,873	11,813	535,055	546,868
Consumer:
Credit cards	12,977	8,533	19,595	41,105	1,114,780	1,155,885
Home equity lines of credit	—	—	467	467	13,814	14,281
Personal	14,465	7,132	17,968	39,565	1,247,340	1,286,905
Auto	35,057	8,837	11,703	55,597	689,712	745,309
Other	1,462	522	4,352	6,336	207,133	213,469

Total	$394,832	$195,271	$1,049,015	$1,639,118	$14,216,834	$15,855,952

June 30, 2014
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$—	$—	$4,105	$4,105	$410,215	$414,320
Commercial real estate non-owner occupied	—	—	11,857	11,857	539,297	551,154
Commercial real estate owner occupied	1,553	8,500	4,199	14,252	198,699	212,951
Commercial and industrial	2,411	4,022	4,420	10,853	667,289	678,142
Construction	—	—	—	—	43,376	43,376
Mortgage	1,892	7,241	23,964	33,097	1,172,779	1,205,876
Legacy	1,871	2,770	8,323	12,964	149,977	162,941
Consumer:
Credit cards	295	176	378	849	14,448	15,297
Home equity lines of credit	2,052	2,077	7,221	11,350	363,036	374,386
Personal	790	1,034	1,459	3,283	116,732	120,015
Auto	6	—	—	6	264	270
Other	20	—	3	23	521	544

Total	$10,890	$25,820	$65,929	$102,639	$3,676,633	$3,779,272

June 30, 2014
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$—	$189	$6,956	$7,145	$468,681	$475,826
Commercial real estate non-owner occupied	2,836	2,453	68,263	73,552	2,427,484	2,501,036
Commercial real estate owner occupied	10,904	12,515	112,485	135,904	1,622,631	1,758,535
Commercial and industrial	20,975	7,927	90,846	119,748	3,300,402	3,420,150
Construction	—	583	21,456	22,039	157,020	179,059
Mortgage	294,929	164,486	740,596	1,200,011	5,464,437	6,664,448
Leasing	7,083	1,857	2,873	11,813	535,055	546,868
Legacy	1,871	2,770	8,323	12,964	149,977	162,941
Consumer:
Credit cards	13,272	8,709	19,973	41,954	1,129,228	1,171,182
Home equity lines of credit	2,052	2,077	7,688	11,817	376,850	388,667
Personal	15,255	8,166	19,427	42,848	1,364,072	1,406,920
Auto	35,063	8,837	11,703	55,603	689,976	745,579
Other	1,482	522	4,355	6,359	207,654	214,013

Total	$405,722	$221,091	$1,114,944	$1,741,757	$17,893,467	$19,635,224

December 31, 2013
Puerto Rico
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Puerto Rico
Commercial multi-family	$446	$—	$4,944	$5,390	$77,013	$82,403
Commercial real estate non-owner occupied	13,889	349	41,959	56,197	1,808,021	1,864,218
Commercial real estate owner occupied	13,725	8,318	83,441	105,484	1,501,019	1,606,503
Commercial and industrial	9,960	4,463	56,309	70,732	2,841,734	2,912,466
Construction	2,329	—	18,108	20,437	140,734	161,171
Mortgage	316,663	154,882	645,444	1,116,989	4,283,690	5,400,679
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Consumer:
Credit cards	13,797	9,991	20,313	44,101	1,125,520	1,169,621
Home equity lines of credit	133	53	147	333	14,845	15,178
Personal	12,897	6,794	17,108	36,799	1,177,085	1,213,884
Auto	31,340	9,361	10,562	51,263	648,228	699,491
Other	1,834	859	6,135	8,828	209,636	218,464

Total	$424,470	$196,677	$907,965	$1,529,112	$14,358,727	$15,887,839

December 31, 2013
U.S. mainland
	Past due
	30-59	60-89	90 days	Total		Loans HIP
(In thousands)	days	days	or more	past due	Current	U.S. mainland
Commercial multi-family	$3,621	$1,675	$20,894	$26,190	$1,067,344	$1,093,534
Commercial real estate non-owner occupied	4,255	—	42,413	46,668	1,059,619	1,106,287
Commercial real estate owner occupied	657	8,452	23,507	32,616	527,426	560,042
Commercial and industrial	2,331	2,019	6,142	10,492	801,239	811,731
Construction	—	—	5,663	5,663	39,250	44,913
Mortgage	30,713	9,630	26,292	66,635	1,214,162	1,280,797
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	285	200	486	971	14,680	15,651
Home equity lines of credit	2,794	2,198	8,632	13,624	449,409	463,033
Personal	3,196	826	1,591	5,613	129,622	135,235
Auto	11	—	2	13	476	489
Other	43	50	21	114	1,066	1,180

Total	$56,985	$27,148	$150,693	$234,826	$5,489,201	$5,724,027

December 31, 2013
Popular, Inc.
	Past due					Non-covered
	30-59	60-89	90 days	Total		loans HIP
(In thousands)	days	days	or more	past due	Current	Popular, Inc.
Commercial multi-family	$4,067	$1,675	$25,838	$31,580	$1,144,357	$1,175,937
Commercial real estate non-owner occupied	18,144	349	84,372	102,865	2,867,640	2,970,505
Commercial real estate owner occupied	14,382	16,770	106,948	138,100	2,028,445	2,166,545
Commercial and industrial	12,291	6,482	62,451	81,224	3,642,973	3,724,197
Construction	2,329	—	23,771	26,100	179,984	206,084
Mortgage	347,376	164,512	671,736	1,183,624	5,497,852	6,681,476
Leasing	7,457	1,607	3,495	12,559	531,202	543,761
Legacy	9,079	2,098	15,050	26,227	184,908	211,135
Consumer:
Credit cards	14,082	10,191	20,799	45,072	1,140,200	1,185,272
Home equity lines of credit	2,927	2,251	8,779	13,957	464,254	478,211
Personal	16,093	7,620	18,699	42,412	1,306,707	1,349,119
Auto	31,351	9,361	10,564	51,276	648,704	699,980
Other	1,877	909	6,156	8,942	210,702	219,644

Total	$481,455	$223,825	$1,058,658	$1,763,938	$19,847,928	$21,611,866

The following table provides a breakdown of loans held-for-sale (“LHFS”) in non-performing status at June 30, 2014 and December 31, 2013 by main categories.

(In thousands)	June 30, 2014	December 31, 2013
Commercial	$2,895	$603
Construction	949	—
Mortgage	582	489

Total	$4,426	$1,092

The outstanding principal balance of non-covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $226 million at June 30, 2014 (December 31, 2013—$197 million). At June 30, 2014, none of the acquired non-covered loans accounted under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the non-covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters and six months ended June 30, 2014 and 2013 were as follows:

Activity in the accretable discount - Non-covered loans ASC 310-30
	For the quarter ended	For the quarter ended
(In thousands)	June 30, 2014	June 30, 2013
Beginning balance	$67,285	$36,627
Additions	4,060	10,107
Accretion	(2,552)	(2,004)
Change in expected cash flows	8,034	4,483

Ending balance	$76,827	$49,213

Activity in the accretable discount—Non-covered loans ASC 310-30
	For the six months ended	For the six months ended
(In thousands)	June 30, 2014	June 30, 2013
Beginning balance	$49,398	$—
Additions	11,144	47,342
Accretion	(4,926)	(2,612)
Change in expected cash flows	21,211	4,483

Ending balance	$76,827	$49,213

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
	For the quarter ended	For the quarter ended
(In thousands)	June 30, 2014	June 30, 2013
Beginning balance	$190,216	133,041
Additions	13,139	22,899
Accretion	2,552	2,004
Collections and charge-offs	(6,866)	(19,312)

Ending balance	$199,041	$138,632
Allowance for loan losses ASC 310-30 non-covered loans	(15,751)	—

Ending balance, net of ALLL	$183,290	$138,632

Carrying amount of non-covered loans accounted for pursuant to ASC 310-30
	For the six months ended	For the six months ended
(In thousands)	June 30, 2014	June 30, 2013
Beginning balance	$173,659	$—
Additions	33,181	156,311
Accretion	4,926	2,612
Collections and charge-offs	(12,725)	(20,291)

Ending balance	$199,041	$138,632
Allowance for loan losses ASC 310-30 non-covered loans	(15,751)	—

Ending balance, net of ALLL	$183,290	$138,632

Covered loans

The following table presents covered loans in non-performing status and accruing loans past-due 90 days or more by loan class at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Non-accrual	Accruing loans past	Non-accrual	Accruing loans past
(In thousands)	loans	due 90 days or more	loans	due 90 days or more
Commercial real estate	$7,775	$—	$8,345	$—
Commercial and industrial	888	—	7,335	456
Construction	4,112	—	11,872	—
Mortgage	3,044	18	1,739	69
Consumer	331	—	90	112

Total[1]	$16,150	$18	$29,381	$637

[1]	Covered loans accounted for under ASC Subtopic 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present loans by past due status at June 30, 2014 and December 31, 2013 for covered loans held-in-portfolio. The information considers covered loans accounted for under ASC Subtopic 310-20 and ASC Subtopic 310-30.

June 30, 2014
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$18,747	$7,829	$340,117	$366,693	$1,271,941	$1,638,634
Commercial and industrial	870	684	7,686	9,240	98,093	107,333
Construction	—	—	71,197	71,197	11,566	82,763
Mortgage	46,826	25,447	149,311	221,584	645,491	867,075
Consumer	2,139	830	3,762	6,731	33,566	40,297

Total covered loans	$68,582	$34,790	$572,073	$675,445	$2,060,657	$2,736,102

December 31, 2013
	Past due
	30-59	60-89	90 days	Total		Covered
(In thousands)	days	days	or more	past due	Current	loans HIP
Commercial real estate	$42,898	$8,745	$374,301	$425,944	$1,284,285	$1,710,229
Commercial and industrial	1,584	349	16,318	18,251	84,324	102,575
Construction	399	—	178,007	178,406	11,721	190,127
Mortgage	50,222	23,384	165,030	238,636	695,737	934,373
Consumer	2,588	1,328	4,200	8,116	39,007	47,123

Total covered loans	$97,691	$33,806	$737,856	$869,353	$2,115,074	$2,984,427

The carrying amount of the covered loans consisted of loans determined to be impaired at the time of acquisition, which are accounted for in accordance with ASC Subtopic 310-30 (“credit impaired loans”), and loans that were considered to be performing at the acquisition date, accounted for by analogy to ASC Subtopic 310-30 (“non-credit impaired loans”), as detailed in the following table.

	June 30, 2014			December 31, 2013
	Carrying amount			Carrying amount
(In thousands)	Non-credit impaired loans	Credit impaired loans	Total	Non-credit impaired loans	Credit impaired loans	Total
Commercial real estate	$1,450,099	$126,474	$1,576,573	$1,483,331	$149,341	$1,632,672
Commercial and industrial	65,372	4,496	69,868	55,192	3,069	58,261
Construction	37,925	40,283	78,208	71,864	104,356	176,220
Mortgage	804,169	49,481	853,650	862,878	59,483	922,361
Consumer	30,346	2,019	32,365	35,810	2,623	38,433

Carrying amount	2,387,911	222,753	2,610,664	2,509,075	318,872	2,827,947
Allowance for loan losses	(50,609)	(40,283)	(90,892)	(57,594)	(36,321)	(93,915)

Carrying amount, net of allowance	$2,337,302	$182,470	$2,519,772	$2,451,481	$282,551	$2,734,032

The outstanding principal balance of covered loans accounted pursuant to ASC Subtopic 310-30, net of amounts charged off by the Corporation, amounted to $3.4 billion at June 30, 2014 (December 31, 2013—$3.8 billion). At June 30, 2014, none of the acquired loans from the Westernbank FDIC-assisted transaction accounted for under ASC Subtopic 310-30 were considered non-performing loans. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Changes in the carrying amount and the accretable yield for the covered loans accounted pursuant to the ASC Subtopic 310-30, for the quarters ended June 30, 2014 and 2013, were as follows:

	Activity in the accretable yield
	Covered loans ASC 310-30
	For the quarters ended
	June 30, 2014			June 30, 2013
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$1,212,706	$5,506	$1,218,212	$1,372,375	$(240)	$1,372,135
Accretion	(77,316)	(2,547)	(79,863)	(60,284)	(2,252)	(62,536)
Change in expected cash flows	135,812	6,597	142,409	53,579	16,434	70,013

Ending balance	$1,271,202	$9,556	$1,280,758	$1,365,670	$13,942	$1,379,612

	Activity in the accretable discount
	Covered loans ASC 310-30
	For the six months ended
	June 30, 2014			June 30, 2013
	Non-credit	Credit		Non-credit	Credit
	impaired	impaired		impaired	impaired
(In thousands)	loans	loans	Total	loans	loans	Total
Beginning balance	$1,297,725	$11,480	$1,309,205	$1,446,381	$5,288	$1,451,669
Accretion	(149,868)	(9,113)	(158,981)	(121,461)	(6,065)	(127,526)
Change in expected cash flows	123,345	7,189	130,534	40,750	14,719	55,469

Ending balance	$1,271,202	$9,556	$1,280,758	$1,365,670	$13,942	$1,379,612

	Carrying amount of covered loans accounted for pursuant to ASC 310-30
	For the quarters ended
	June 30, 2014			June 30, 2013
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$2,469,453	$263,669	$2,733,122	$2,758,944	$398,719	$3,157,663
Accretion	77,316	2,547	79,863	60,284	2,252	62,536
Collections and charge-offs	(158,858)	(43,463)	(202,321)	(166,157)	(41,176)	(207,333)

Ending balance	$2,387,911	$222,753	$2,610,664	$2,653,071	$359,795	$3,012,866
Allowance for loan losses ASC 310-30 covered loans	(50,609)	(40,283)	(90,892)	(47,017)	(44,178)	(91,195)

Ending balance, net of ALLL	$2,337,302	$182,470	$2,519,772	$2,606,054	$315,617	$2,921,671

	Carrying amount of loans accounted for pursuant to ASC 310-30
	For the six months ended
	June 30, 2014			June 30, 2013
	Non-credit	Credit		Non-credit	Credit
(In thousands)	impaired loans	impaired loans	Total	impaired loans	impaired loans	Total
Beginning balance	$2,509,075	$318,872	$2,827,947	$3,051,964	$439,795	$3,491,759
Accretion	149,868	9,113	158,981	121,461	6,065	127,526
Collections and charge offs	(271,032)	(105,232)	(376,264)	(520,354)	(86,065)	(606,419)

Ending balance	$2,387,911	$222,753	$2,610,664	$2,653,071	$359,795	$3,012,866
Allowance for loan losses ASC 310-30 covered loans	(50,609)	(40,283)	(90,892)	(47,017)	(44,178)	(91,195)

Ending balance, net of ALLL	$2,337,302	$182,470	$2,519,772	$2,606,054	$315,617	$2,921,671

The Corporation accounts for lines of credit with revolving privileges under the accounting guidance of ASC Subtopic 310-20, which requires that any differences between the contractually required loans payment receivable in excess of the initial investment in the loans be accreted into interest income over the life of the loans, if the loan is accruing interest. Covered loans accounted for under ASC Subtopic 310-20 amounted to $0.1 billion at June 30, 2014 (December 31, 2013—$0.2 billion).

Note 10 – Allowance for loan losses

The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Corporation’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, the Corporation determines the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30 by analogy, by evaluating decreases in expected cash flows after the acquisition date.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process. As part of the annual review of the components of the ALLL models, as discussed in the following paragraphs and implemented as of June 30th 2014, the Corporation eliminated the use of caps in the recent loss trend adjustment for the consumer and mortgage portfolios, among other revisions. For the period ended December 31, 2013, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in only one portfolio segment within the Puerto Rico consumer portfolio. Management assessed the impact of the applicable cap through a review of qualitative factors that specifically considered the drivers of recent loss trends and changes to the portfolio composition. The related effect of the aforementioned cap was immaterial for the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico Consumer portfolio.

For the period ended June 30, 2014, 28% (June 30, 2013 - 37%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014, and in the commercial multi-family, mortgage, and leasing portfolios for 2013.

For the period ended June 30, 2014, 23% (June 30, 2013 - 24%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014 and in the commercial multi-family, commercial real estate non-owner occupied and commercial and industrial portfolios for 2013.

For the period ended December 31, 2013, 27% (2012 - 32%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios for 2013, and in the commercial multi-family, commercial and industrial, construction, credit cards, and personal loan portfolios for 2012.

For the period ended December 31, 2013, 29% (2012 – 8%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial and legacy loan portfolios for 2013 and in the construction and legacy loan portfolios for 2012.

•	Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

During the second quarter of 2014, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics and revised certain components related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These enhancements to the ALLL methodology, which are described in the paragraphs below, were implemented as of June 30, 2014 and resulted in a net decrease to the allowance for loan losses of $18.7 million for the non-covered portfolio and a net increase to the allowance for loan losses of $0.8 million for the covered portfolio.

Management made the following principal revisions to the methodology during the second quarter of 2014:

•	Annual review and recalibration of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the second quarter of 2014, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends. Management also revised the application of environmental factors to the historical loss rates to consider last 12 month trends of the applicable credit and macroeconomic indicators applied as an incremental adjustment to account for emerging risks not necessarily considered in the historical loss rates.

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $17 million at June 30, 2014, of which $14.1 million related to the non-covered BPPR segment and $3.7 million related to the BPNA segment, offset in part by a $0.8 million increase in the BPPR covered segment.

•	Increased the historical look-back period for determining the recent loss trend adjustment for consumer and mortgage loans. The Corporation increased the look-back period for assessing recent trends applicable to the determination of consumer and mortgage loan net charge-offs from 6 months to 12 months and eliminated the use of caps. Previously, the Corporation used a recent loss trend adjustment based on 6 months of net charge-offs up to a determined cap. Given the current overall consumer and mortgage credit quality improvements, management concluded that a 12-month look-back period for the recent loss trend adjustment aligns the Corporation’s allowance for loan losses methodology to current credit quality trends while limiting excessive pro-cyclicality given the longer look-back period analysis, thus, eliminating the aforementioned caps.

The combined effect of the aforementioned enhancements to the recent loss trend adjustment resulted in a decrease to the allowance for loan losses of $1 million at June 30, 2014, of which $0.9 million related to the non-covered BPPR segment and $0.1 million related to the BPNA segment.

The following tables present the changes in the allowance for loan losses for the quarters ended June 30, 2014 and 2013.

For the quarter ended June 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$124,134	$5,079	$137,796	$10,483	$157,248	$434,740
Provision (reversal of provision)	69,410	(503)	(7,471)	(3,380)	16,805	74,861
Charge-offs	(16,218)	(42)	(10,083)	(1,754)	(29,941)	(58,038)
Recoveries	6,909	657	157	610	6,370	14,703

Ending balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266

For the quarter ended June 30, 2014
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$38,589	$15,966	$38,848	$—	$4,370	$97,773
Provision (reversal of provision)	13,542	(3,270)	2,344	1	(1,013)	11,604
Charge-offs	(5,993)	(6,427)	(2,262)	(2)	677	(14,007)
Recoveries	555	2,727	11	1	1	3,295

Ending balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665

For the quarter ended June 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$31,505	$196	$25,167	$11,872	$18,893	$87,633
Provision (reversal of provision)	(12,321)	(45)	(7,245)	(3,734)	(1,442)	(24,787)
Charge-offs	(5,672)	—	(914)	(1,347)	(3,997)	(11,930)
Recoveries	4,762	—	521	2,552	1,229	9,064

Ending balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980

For the quarter ended June 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,375	$27	$—	$1,400	$2,400	$20,202
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the quarter ended June 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$210,603	$21,268	$201,811	$13,272	$10,483	$182,911	$640,348
Provision (reversal of provision)	70,631	(3,818)	(12,372)	(3,734)	(3,379)	14,350	61,678
Charge-offs	(27,883)	(6,469)	(13,259)	(1,347)	(1,756)	(33,261)	(83,975)
Recoveries	12,226	3,384	689	2,552	611	7,600	27,062
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911

For the six months ended June 30, 2014
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$128,150	$5,095	$130,330	$10,622	$152,578	$426,775
Provision (reversal of provision)	80,566	(1,897)	8,511	(2,863)	44,458	128,775
Charge-offs	(38,334)	(458)	(18,809)	(2,721)	(59,137)	(119,459)
Recoveries	13,853	2,451	367	921	12,583	30,175

Ending balance	$184,235	$5,191	$120,399	$5,959	$150,482	$466,266

For the six months ended June 30, 2014
Puerto Rico - Covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$42,198	$19,491	$36,006	$—	$4,397	$102,092
Provision (reversal of provision)	17,581	14,297	6,842	1	(1,403)	37,318
Charge-offs	(13,961)	(29,408)	(3,918)	(2)	972	(46,317)
Recoveries	875	4,616	11	1	69	5,572

Ending balance	$46,693	$8,996	$38,941	$—	$4,035	$98,665

For the six months ended June 30, 2014
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$24,930	$214	$26,599	$11,335	$19,205	$82,283
Allowance transferred from discontinued operations	7,984	—	—	—	—	7,984
Provision (reversal of provision)	(11,742)	(239)	(7,807)	(7,406)	2,615	(24,579)
Charge-offs	(10,664)	—	(2,452)	(4,331)	(9,073)	(26,520)
Recoveries	7,766	176	1,189	9,745	1,936	20,812

Ending balance	$18,274	$151	$17,529	$9,343	$14,683	$59,980

For the six months ended June 30, 2014
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,902	$33	$—	$2,369	$5,101	$29,405
Allowance transferred to continuing operations	(7,984)	—	—	—	—	(7,984)
Provision (reversal of provision)	(2,831)	(226)	—	(1,812)	(1,895)	(6,764)
Charge-offs	(2,995)	—	—	(557)	(900)	(4,452)
Recoveries	8,283	220	—	1,400	94	9,997
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	(2,400)	(20,202)

Ending balance	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555
Provision (reversal of provision)	83,574	11,935	7,546	(9,218)	(2,862)	43,775	134,750
Charge-offs	(65,954)	(29,866)	(25,179)	(4,888)	(2,723)	(68,138)	(196,748)
Recoveries	30,777	7,463	1,567	11,145	922	14,682	66,556
Net write-downs related to loans transferred to discontinued operations	(16,375)	(27)	—	(1,400)	—	(2,400)	(20,202)

Ending balance	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911

For the quarter ended June 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$160,883	$6,403	$130,466	$3,895	$122,374	$424,021
Provision (reversal of provision)	(18,763)	375	204,540	6,241	38,068	230,461
Charge-offs	(35,270)	(2,191)	(12,750)	(1,843)	(27,247)	(79,301)
Recoveries	5,302	4,485	161	630	7,319	17,897
Net write-down related to loans sold	—	—	(199,502)	—	—	(199,502)

Ending balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576

For the quarter ended June 30, 2013
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$67,681	$6,293	$20,673	$—	$5,220	$99,867
Provision (reversal of provision)	(1,016)	16,762	8,583	—	1,171	25,500
Charge-offs	(1,150)	(16,024)	(2,255)	—	106	(19,323)
Recoveries	42	322	—	—	49	413

Ending balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457

For the quarter ended June 30, 2013
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$30,169	$775	$31,479	$27,139	$23,222	$112,784
Provision (reversal of provision)	(432)	(474)	4,604	(12,102)	6,918	(1,486)
Charge-offs	(7,116)	—	(3,377)	(3,743)	(5,959)	(20,195)
Recoveries	4,972	—	359	5,208	816	11,355

Ending balance	$27,593	$301	$33,065	$16,502	$24,997	$102,458

For the quarter ended June 30, 2013
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$37,818	$261	$—	$3,638	$4,979	$46,696
Provision (reversal of provision)	(5,418)	(224)	—	386	189	(5,067)
Charge-offs	(10,282)	—	—	(2,198)	(882)	(13,362)
Recoveries	2,618	—	—	1,650	193	4,461

Ending balance	$24,736	$37	$—	$3,476	$4,479	$32,728

For the quarter ended June 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$296,551	$13,732	$182,618	$30,777	$3,895	$155,795	$683,368
Provision (reversal of provision)	(25,629)	16,439	217,727	(11,716)	6,241	46,346	249,408
Charge-offs	(53,818)	(18,215)	(18,382)	(5,941)	(1,843)	(33,982)	(132,181)
Recoveries	12,934	4,807	520	6,858	630	8,377	34,126
Net write-down related to loans sold	—	—	(199,502)	—	—	—	(199,502)

Ending balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219

For the six months ended June 30, 2013
Puerto Rico - Non-covered loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$217,615	$5,862	$119,027	$2,894	$99,899	$445,297
Provision	110,114	3,117	232,752	8,226	80,544	434,753
Charge-offs	(67,716)	(3,820)	(30,509)	(3,386)	(54,607)	(160,038)
Recoveries	13,436	5,759	1,147	1,189	14,678	36,209
Net write-downs related to loans sold	(161,297)	(1,846)	(199,502)	—	—	(362,645)

Ending balance	$112,152	$9,072	$122,915	$8,923	$140,514	$393,576

For the six months ended June 30, 2013
Puerto Rico - Covered Loans
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$72,060	$9,946	$20,914	$—	$5,986	$108,906
Provision	5,140	22,554	10,393	—	4,969	43,056
Charge-offs	(11,715)	(25,783)	(4,317)	—	(4,461)	(46,276)
Recoveries	72	636	11	—	52	771

Ending balance	$65,557	$7,353	$27,001	$—	$6,546	$106,457

For the six months ended June 30, 2013
U.S. Mainland - Continuing Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$36,658	$1,196	$30,348	$29,070	$26,383	$123,655
Provision (reversal of provision)	(486)	(895)	8,525	(12,968)	9,139	3,315
Charge-offs	(15,068)	—	(7,394)	(9,278)	(12,208)	(43,948)
Recoveries	6,489	—	1,586	9,678	1,683	19,436

Ending balance	$27,593	$301	$33,065	$16,502	$24,997	$102,458

For the six months ended June 30, 2013
U.S. Mainland - Discontinued Operations
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Beginning balance	$43,409	$371	$—	$4,032	$4,937	$52,749
Provision (reversal of provision)	(8,583)	(334)	—	55	1,002	(7,860)
Charge-offs	(15,470)	—	—	(3,004)	(1,830)	(20,304)
Recoveries	5,380	—	—	2,393	370	8,143

Ending balance	$24,736	$37	$—	$3,476	$4,479	$32,728

For the six months ended June 30, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Beginning balance	$369,742	$17,375	$170,289	$33,102	$2,894	$137,205	$730,607
Provision (reversal of provision)	106,185	24,442	251,670	(12,913)	8,226	95,654	473,264
Charge-offs	(109,969)	(29,603)	(42,220)	(12,282)	(3,386)	(73,106)	(270,566)
Recoveries	25,377	6,395	2,744	12,071	1,189	16,783	64,559
Net write-down related to loans sold	(161,297)	(1,846)	(199,502)	—	—	—	(362,645)

Ending balance	$230,038	$16,763	$182,981	$19,978	$8,923	$176,536	$635,219

The following table provides the activity in the allowance for loan losses related to covered loans accounted for pursuant to ASC Subtopic 310-30.

	ASC 310-30 Covered loans
	For the quarters ended		For the six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$90,371	$91,573	$93,915	$95,407
Provision for loan losses	10,951	17,568	35,506	31,608
Net charge-offs	(10,430)	(17,946)	(38,529)	(35,820)

Balance at end of period	$90,892	$91,195	$90,892	$91,195

The following tables present information at June 30, 2014 and December 31, 2013 regarding loan ending balances and the allowance for loan losses by portfolio segment and whether such loans and the allowance pertains to loans individually or collectively evaluated for impairment.

At June 30, 2014
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$36,597	$883	$39,341	$688	$28,458	$105,967
General ALLL non-covered loans	147,638	4,308	81,058	5,271	122,024	360,299

ALLL—non-covered loans	184,235	5,191	120,399	5,959	150,482	466,266

Specific ALLL covered loans	8	—	—	—	—	8
General ALLL covered loans	46,685	8,996	38,941	—	4,035	98,657

ALLL—covered loans	46,693	8,996	38,941	—	4,035	98,665

Total ALLL	$230,928	$14,187	$159,340	$5,959	$154,517	$564,931

Loans held-in-portfolio:
Impaired non-covered loans	$307,762	$21,094	$414,636	$2,653	$119,604	$865,749
Non-covered loans held-in-portfolio excluding impaired loans	5,991,218	114,589	5,043,936	544,215	3,296,245	14,990,203

Non-covered loans held-in-portfolio	6,298,980	135,683	5,458,572	546,868	3,415,849	15,855,952

Impaired covered loans	2,823	2,419	—	—	—	5,242
Covered loans held-in-portfolio excluding impaired loans	1,743,144	80,344	867,075	—	40,297	2,730,860

Covered loans held-in-portfolio	1,745,967	82,763	867,075	—	40,297	2,736,102

Total loans held-in-portfolio	$8,044,947	$218,446	$6,325,647	$546,868	$3,456,146	$18,592,054

At June 30, 2014
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$14,474	$—	$585	$15,059
General ALLL	18,274	151	3,055	9,343	14,098	44,921

Total ALLL	$18,274	$151	$17,529	$9,343	$14,683	$59,980

Loans held-in-portfolio:
Impaired loans	$9,984	$—	$51,607	$2,536	$2,502	$66,629
Loans held-in-portfolio, excluding impaired loans	1,846,583	43,376	1,154,269	160,405	508,010	3,712,643

Total loans held-in-portfolio	$1,856,567	$43,376	$1,205,876	$162,941	$510,512	$3,779,272

At June 30, 2014
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$36,597	$883	$53,815	$—	$688	$29,043	$121,026
General ALLL non-covered loans	165,912	4,459	84,113	9,343	5,271	136,122	405,220

ALLL—non-covered loans	202,509	5,342	137,928	9,343	5,959	165,165	526,246

Specific ALLL covered loans	8	—	—	—	—	—	8
General ALLL covered loans	46,685	8,996	38,941	—	—	4,035	98,657

ALLL—covered loans	46,693	8,996	38,941	—	—	4,035	98,665

Total ALLL	$249,202	$14,338	$176,869	$9,343	$5,959	$169,200	$624,911

Loans held-in-portfolio:
Impaired non-covered loans	$317,746	$21,094	$466,243	$2,536	$2,653	$122,106	$932,378
Non-covered loans held-in-portfolio excluding impaired loans	7,837,801	157,965	6,198,205	160,405	544,215	3,804,255	18,702,846

Non-covered loans held-in-portfolio	8,155,547	179,059	6,664,448	162,941	546,868	3,926,361	19,635,224

Impaired covered loans	2,823	2,419	—	—	—	—	5,242
Covered loans held-in-portfolio excluding impaired loans	1,743,144	80,344	867,075	—	—	40,297	2,730,860

Covered loans held-in-portfolio	1,745,967	82,763	867,075	—	—	40,297	2,736,102

Total loans held-in-portfolio	$9,901,514	$261,822	$7,531,523	$162,941	$546,868	$3,966,658	$22,371,326

At December 31, 2013
Puerto Rico
(In thousands)	Commercial	Construction	Mortgage	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$38,034	$1,053	$29,920	$85,593
General ALLL non-covered loans	111,741	4,918	92,296	9,569	122,658	341,182

ALLL—non-covered loans	128,150	5,095	130,330	10,622	152,578	426,775

Specific ALLL covered loans	153	140	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	4,397	101,799

ALLL—covered loans	42,198	19,491	36,006	—	4,397	102,092

Total ALLL	$170,348	$24,586	$166,336	$10,622	$156,975	$528,867

Loans held-in-portfolio:
Impaired non-covered loans	$245,380	$16,823	$399,347	$2,893	$125,342	$789,785
Non-covered loans held-in-portfolio excluding impaired loans	6,220,210	144,348	5,001,332	540,868	3,191,296	15,098,054

Non-covered loans held-in-portfolio	6,465,590	161,171	5,400,679	543,761	3,316,638	15,887,839

Impaired covered loans	20,945	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	47,123	2,984,427

Total loans held-in-portfolio	$8,278,394	$351,298	$6,335,052	$543,761	$3,363,761	$18,872,266

At December 31, 2013
U.S. Mainland
(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Total
Allowance for credit losses:
Specific ALLL	$—	$—	$17,633	$—	$280	$17,913
General ALLL	46,832	247	8,966	13,704	24,026	93,775

Total ALLL	$46,832	$247	$26,599	$13,704	$24,306	$111,688

Loans held-in-portfolio:
Impaired loans	$52,136	$5,663	$52,726	$6,045	$2,361	$118,931
Loans held-in-portfolio, excluding impaired loans	3,519,459	39,250	1,228,071	205,090	613,227	5,605,097

Total loans held-in-portfolio	$3,571,595	$44,913	$1,280,797	$211,135	$615,588	$5,724,028

At December 31, 2013
Popular, Inc.
(In thousands)	Commercial	Construction	Mortgage	Legacy	Leasing	Consumer	Total
Allowance for credit losses:
Specific ALLL non-covered loans	$16,409	$177	$55,667	$—	$1,053	$30,200	$103,506
General ALLL non-covered loans	158,573	5,165	101,262	13,704	9,569	146,684	434,957

ALLL—non-covered loans	174,982	5,342	156,929	13,704	10,622	176,884	538,463

Specific ALLL covered loans	153	140	—	—	—	—	293
General ALLL covered loans	42,045	19,351	36,006	—	—	4,397	101,799

ALLL—covered loans	42,198	19,491	36,006	—	—	4,397	102,092

Total ALLL	$217,180	$24,833	$192,935	$13,704	$10,622	$181,281	$640,555

Loans held-in-portfolio:
Impaired non-covered loans	$297,516	$22,486	$452,073	$6,045	$2,893	$127,703	$908,716
Non-covered loans held-in-portfolio excluding impaired loans	9,739,669	183,598	6,229,403	205,090	540,868	3,804,523	20,703,151

Non-covered loans held-in-portfolio	10,037,185	206,084	6,681,476	211,135	543,761	3,932,226	21,611,867

Impaired covered loans	20,945	—	—	—	—	—	20,945
Covered loans held-in-portfolio excluding impaired loans	1,791,859	190,127	934,373	—	—	47,123	2,963,482

Covered loans held-in-portfolio	1,812,804	190,127	934,373	—	—	47,123	2,984,427

Total loans held-in-portfolio	$11,849,989	$396,211	$7,615,849	$211,135	$543,761	$3,979,349	$24,596,294

Impaired loans

The following tables present loans individually evaluated for impairment at June 30, 2014 and December 31, 2013.

June 30, 2014
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$1,305	$1,305	$1,305	$1,305	$—
Commercial real estate non-owner occupied	54,933	59,622	9,877	24,911	25,724	79,844	85,346	9,877
Commercial real estate owner occupied	73,799	94,235	12,352	45,797	53,876	119,596	148,111	12,352
Commercial and industrial	75,216	77,283	14,368	31,801	42,746	107,017	120,029	14,368
Construction	10,213	16,937	883	10,881	31,380	21,094	48,317	883
Mortgage	370,863	393,190	39,341	43,773	43,773	414,636	436,963	39,341
Leasing	2,653	2,653	688	—	—	2,653	2,653	688
Consumer:
Credit cards	42,581	42,581	8,068	—	—	42,581	42,581	8,068
Personal	74,247	74,247	20,064	—	—	74,247	74,247	20,064
Auto	2,292	2,292	234	—	—	2,292	2,292	234
Other	484	484	92	—	—	484	484	92
Covered loans	1,591	1,591	8	3,651	28,947	5,242	30,538	8

Total Puerto Rico	$708,872	$765,115	$105,975	$162,119	$227,751	$870,991	$992,866	$105,975

June 30, 2014
U.S. mainland [1]
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$1,960	$1,960	$1,960	$1,960	$—
Commercial real estate non-owner occupied	—	—	—	5,827	10,307	5,827	10,307	—
Commercial real estate owner occupied	—	—	—	1,542	1,542	1,542	1,542	—
Commercial and industrial	—	—	—	655	655	655	655	—
Mortgage	44,310	49,084	14,474	7,297	9,367	51,607	58,451	14,474
Legacy	—	—	—	2,536	4,226	2,536	4,226	—
Consumer:
HELOCs	2,410	2,410	581	—	—	2,410	2,410	581
Auto	—	—	—	86	86	86	86	—
Other	6	6	4	—	—	6	6	4

Total U.S. mainland	$46,726	$51,500	$15,059	$19,903	$28,143	$66,629	$79,643	$15,059

[1]	Excludes impaired loans from discontinued operations.

June 30, 2014
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$3,265	$3,265	$3,265	$3,265	$—
Commercial real estate non-owner occupied	54,933	59,622	9,877	30,738	36,031	85,671	95,653	9,877
Commercial real estate owner occupied	73,799	94,235	12,352	47,339	55,418	121,138	149,653	12,352
Commercial and industrial	75,216	77,283	14,368	32,456	43,401	107,672	120,684	14,368
Construction	10,213	16,937	883	10,881	31,380	21,094	48,317	883
Mortgage	415,173	442,274	53,815	51,070	53,140	466,243	495,414	53,815
Legacy	—	—	—	2,536	4,226	2,536	4,226	—
Leasing	2,653	2,653	688	—	—	2,653	2,653	688
Consumer:
Credit cards	42,581	42,581	8,068	—	—	42,581	42,581	8,068
HELOCs	2,410	2,410	581	—	—	2,410	2,410	581
Personal	74,247	74,247	20,064	—	—	74,247	74,247	20,064
Auto	2,292	2,292	234	86	86	2,378	2,378	234
Other	490	490	96	—	—	490	490	96
Covered loans	1,591	1,591	8	3,651	28,947	5,242	30,538	8

Total Popular, Inc.	$755,598	$816,615	$121,034	$182,022	$255,894	$937,620	$1,072,509	$121,034

December 31, 2013
Puerto Rico
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$3,405	$6,942	$3,405	$6,942	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	47,245	55,397	66,365	74,804	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	33,749	47,545	89,575	121,965	6,473
Commercial and industrial	30,370	33,152	7,568	55,665	68,141	86,035	101,293	7,568
Construction	2,324	9,047	177	14,499	36,951	16,823	45,998	177
Mortgage	358,437	376,393	38,034	40,910	45,181	399,347	421,574	38,034
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	—	—	1,354	1,354	171
Other	498	498	92	—	—	498	498	92
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Puerto Rico	$607,149	$658,192	$85,886	$203,581	$270,220	$810,730	$928,412	$85,886

December 31, 2013
U.S. mainland
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$7,668	$10,870	$7,668	$10,870	$—
Commercial real estate non-owner occupied	—	—	—	27,016	37,393	27,016	37,393	—
Commercial real estate owner occupied	—	—	—	15,624	19,910	15,624	19,910	—
Commercial and industrial	—	—	—	1,828	1,828	1,828	1,828	—
Construction	—	—	—	5,663	5,663	5,663	5,663	—
Mortgage	46,192	50,570	17,633	6,534	8,513	52,726	59,083	17,633
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Consumer:
HELOCs	—	—	—	198	198	198	198	—
Auto	—	—	—	88	88	88	88	—
Other	2,075	2,075	280	—	—	2,075	2,075	280

Total U.S. mainland	$48,267	$52,645	$17,913	$70,664	$93,178	$118,931	$145,823	$17,913

December 31, 2013
Popular, Inc.
	Impaired Loans – With an			Impaired Loans
	Allowance			With No Allowance		Impaired Loans – Total
		Unpaid			Unpaid		Unpaid
	Recorded	principal	Related	Recorded	principal	Recorded	principal	Related
(In thousands)	investment	balance	allowance	investment	balance	investment	balance	allowance
Commercial multi-family	$—	$—	$—	$11,073	$17,812	$11,073	$17,812	$—
Commercial real estate non-owner occupied	19,120	19,407	2,368	74,261	92,790	93,381	112,197	2,368
Commercial real estate owner occupied	55,826	74,420	6,473	49,373	67,455	105,199	141,875	6,473
Commercial and industrial	30,370	33,152	7,568	57,493	69,969	87,863	103,121	7,568
Construction	2,324	9,047	177	20,162	42,614	22,486	51,661	177
Mortgage	404,629	426,963	55,667	47,444	53,694	452,073	480,657	55,667
Legacy	—	—	—	6,045	8,715	6,045	8,715	—
Leasing	2,893	2,893	1,053	—	—	2,893	2,893	1,053
Consumer:
Credit cards	45,015	45,015	8,344	—	—	45,015	45,015	8,344
HELOCs	—	—	—	198	198	198	198	—
Personal	78,475	78,475	21,313	—	—	78,475	78,475	21,313
Auto	1,354	1,354	171	88	88	1,442	1,442	171
Other	2,573	2,573	372	—	—	2,573	2,573	372
Covered loans	12,837	17,538	293	8,108	10,063	20,945	27,601	293

Total Popular, Inc.	$655,416	$710,837	$103,799	$274,245	$363,398	$929,661	$1,074,235	$103,799

The following tables present the average recorded investment and interest income recognized on impaired loans for the quarter and six months ended June 30, 2014 and 2013.

For the quarter ended June 30, 2014
	Puerto Rico		U.S. Mainland [1]		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$2,144	$—	$2,808	$—	$4,952	$—
Commercial real estate non-owner occupied	77,906	696	9,653	24	87,559	720
Commercial real estate owner occupied	113,400	728	6,632	30	120,032	758
Commercial and industrial	112,697	1,717	1,122	—	113,819	1,717
Construction	21,553	—	—	—	21,553	—
Mortgage	410,345	5,081	52,034	485	462,379	5,566
Legacy	—	—	3,123	—	3,123	—
Leasing	2,554	—	—	—	2,554	—
Consumer:
Credit cards	43,241	—	—	—	43,241	—
Helocs	—	—	2,431	—	2,431	—
Personal	74,918	—	—	—	74,918	—
Auto	1,910	—	87	—	1,997	—
Other	880	—	6	—	886	—
Covered loans	5,391	118	—	—	5,391	118

Total Popular, Inc.	$866,939	$8,340	$77,896	$539	$944,835	$8,879

[1]	Excludes impaired loans from discontinued operations.

For the quarter ended June 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$8,448	$(29)	$6,619	$—	$15,067	$(29)
Commercial real estate non-owner occupied	47,621	364	38,509	55	86,130	419
Commercial real estate owner occupied	98,892	493	20,235	73	119,127	566
Commercial and industrial	96,622	769	1,457	—	98,079	769
Construction	41,528	—	5,859	—	47,387	—
Mortgage	480,435	7,861	53,000	482	533,435	8,343
Legacy	—	—	14,200	—	14,200	—
Leasing	4,088	—	—	—	4,088	—
Consumer:
Credit cards	34,019	—	—	—	34,019	—
Helocs	—	—	200	—	200	—
Personal	83,531	—	—	—	83,531	—
Auto	858	—	90	—	948	—
Other	274	—	2,311	—	2,585	—
Covered loans	24,252	265	—	—	24,252	265

Total Popular, Inc.	$920,568	$9,723	$142,480	$610	$1,063,048	$10,333

For the six months ended June 30, 2014
	Puerto Rico		U.S. Mainland [1]		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$2,564	$—	$4,428	$—	$6,992	$—
Commercial real estate non-owner occupied	74,059	8	15,440	24	89,499	32
Commercial real estate owner occupied	105,458	1,191	9,629	30	115,087	1,221
Commercial and industrial	103,810	1,581	1,357	—	105,167	1,581
Construction	19,976	3,329	1,888	—	21,864	3,329
Mortgage	406,679	10,263	52,264	992	458,943	11,255
Legacy	—	—	4,097	—	4,097	—
Leasing	2,667	—	—	—	2,667	—
Consumer:
Credit cards	43,832	—	—	—	43,832	—
HELOCs	—	—	1,687	—	1,687	—
Personal	76,104	—	—	—	76,104	—
Auto	1,724	—	87	—	1,811	—
Other	752	—	696	—	1,448	—
Covered loans	10,576	234	—	—	10,576	234

Total Popular, Inc.	$848,201	$16,606	$91,573	$1,046	$939,774	$17,652

[1]	Excludes impaired loans from discontinued operations.

For the six months ended June 30, 2013
	Puerto Rico		U.S. Mainland		Popular, Inc.
	Average	Interest	Average	Interest	Average	Interest
	recorded	income	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized	investment	recognized
Commercial multi-family	$10,082	$132	$6,960	$39	$17,042	$171
Commercial real estate non-owner occupied	57,631	723	40,944	90	98,575	813
Commercial real estate owner occupied	139,981	1,009	20,280	15	160,261	1,024
Commercial and industrial	109,286	1,608	2,990	—	112,276	1,608
Construction	39,635	—	5,893	—	45,528	—
Mortgage	506,002	15,596	53,364	985	559,366	16,581
Legacy	—	—	15,714	—	15,714	—
Leasing	4,352	—	—	—	4,352	—
Consumer:
Credit cards	36,851	—	—	—	36,851	—
HELOCs	—	—	200	—	200	—
Personal	84,648	—	—	—	84,648	—
Auto	829	—	90	—	919	—
Other	347	—	2,348	—	2,695	—
Covered loans	52,582	504	—	—	52,582	504

Total Popular, Inc.	$1,042,226	$19,572	$148,783	$1,129	$1,191,009	$20,701

Modifications

Troubled debt restructurings related to non-covered loan portfolios amounted to $ 1.0 billion at June 30, 2014 (December 31, 2013 - $ 1.0 billion). The amount of outstanding commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructurings amounted $4 million related to the commercial loan portfolio and $697 thousand related to the construction loan portfolio at June 30, 2014 (December 31, 2013 - $3 million and $0, respectively).

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

The following tables present the non-covered and covered loans classified as TDRs according to their accruing status at June 30, 2014 and December 31, 2013.

	Popular, Inc.
	Non-Covered Loans
	June 30, 2014 [1]			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$109,205	$113,148	$222,353	$109,462	$80,140	$189,602
Construction	376	13,391	13,767	425	10,865	11,290
Legacy	—	—	—	—	949	949
Mortgage	566,355	100,381	666,736	535,357	82,786	618,143
Leases	875	1,778	2,653	270	2,623	2,893
Consumer	110,066	11,681	121,747	116,719	10,741	127,460

Total	$786,877	$240,379	$1,027,256	$762,233	$188,104	$950,337

[1] Excludes TDRs from discontinued operations.
	Popular, Inc.
	Covered Loans
	June 30, 2014			December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total	Accruing	Non-Accruing	Total
Commercial	$14	$2,384	$2,398	$7,389	$10,017	$17,406
Construction	—	2,962	2,962	—	3,464	3,464
Mortgage	2,804	592	3,396	146	189	335
Consumer	106	15	121	221	22	243

Total	$2,924	$5,953	$8,877	$7,756	$13,692	$21,448

The following tables present the loan count by type of modification for those loans modified in a TDR during the quarters ended June 30, 2014 and 2013.

	Puerto Rico
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—	2	4	—	—
Commercial real estate owner occupied	6	5	—	—	15	7	—	—
Commercial and industrial	14	6	—	—	23	6	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	14	12	110	43	27	26	190	67
Leasing	—	1	18	—	—	5	24	—
Consumer:
Credit cards	273	—	—	172	547	—	—	327
Personal	247	16	—	2	463	33	—	3
Auto	—	6	3	—	—	8	3	—
Other	25	—	—	1	43	—	—	2

Total	579	49	131	218	1,120	92	217	399

	U.S. Mainland
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Mortgage	—	—	5	—	—	—	11	—

Total	—	—	5	—	—	—	11	—

Excludes TDRs from discontinued operations.

	Popular, Inc.
	For the quarter ended June 30, 2014				For the six months ended June 30, 2014
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	3	—	—	2	4	—	—
Commercial real estate owner occupied	6	5	—	—	15	7	—	—
Commercial and industrial	14	6	—	—	23	6	—	—
Construction	—	—	—	—	—	3	—	—
Mortgage	14	12	115	43	27	26	201	67
Leasing	—	1	18	—	—	5	24	—
Consumer:
Credit cards	273	—	—	172	547	—	—	327
Personal	247	16	—	2	463	33	—	3
Auto	—	6	3	—	—	8	3	—
Other	25	—	—	1	43	—	—	2

Total	579	49	136	218	1,120	92	228	399

Excludes TDRs from discontinued operations.

	Puerto Rico
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	—	—	—	1	—	—
Commercial real estate owner occupied	1	—	—	33	2	1	—	33
Commercial and industrial	8	2	—	8	10	4	—	8
Mortgage	5	14	85	7	9	27	215	13
Leasing	—	2	5	—	—	12	13	—
Consumer:
Credit cards	272	—	—	246	560	—	—	482
Personal	223	6	—	3	455	14	—	3
Auto	—	2	—	—	—	2	—	—
Other	26	—	—	—	45	—	—	—

Total	535	26	90	297	1,081	61	228	539

	U.S. Mainland
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	2	—	—	2	2	—
Commercial real estate owner occupied	—	—	—	—	—	—	1	—
Mortgage	—	—	5	—	—	—	8	—

Total	—	—	7	—	—	2	11	—

	Popular, Inc.
	For the quarter ended June 30, 2013				For the six months ended June 30, 2013
	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other	Reduction in interest rate	Extension of maturity date	Combination of reduction in interest rate and extension of maturity date	Other
Commercial real estate non-owner occupied	—	—	2	—	—	3	2	—
Commercial real estate owner occupied	1	—	—	33	2	1	1	33
Commercial and industrial	8	2	—	8	10	4	—	8
Mortgage	5	14	90	7	9	27	223	13
Leasing	—	2	5	—	—	12	13	—
Consumer:
Credit cards	272	—	—	246	560	—	—	482
Personal	223	6	—	3	455	14	—	3
Auto	—	2	—	—	—	2	—	—
Other	26	—	—	—	45	—	—	—

Total	535	26	97	297	1,081	63	239	539

The following tables present by class, quantitative information related to loans modified as TDRs during the quarters and six months ended June 30, 2014 and 2013.

Puerto Rico
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,486	$1,461	$141
Commercial real estate owner occupied	11	31,629	31,193	1,446
Commercial and industrial	20	41,418	41,205	60
Mortgage	179	26,651	26,411	804
Leasing	19	507	510	103
Consumer:
Credit cards	445	3,369	3,811	602
Personal	265	4,374	4,391	854
Auto	9	144	149	9
Other	26	66	65	11

Total	977	$109,644	$109,196	$4,030

U.S. Mainland
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	5	$643	$763	$245

Total	5	$643	$763	$245

Popular, Inc.
For the quarter ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	3	$1,486	$1,461	$141
Commercial real estate owner occupied	11	31,629	31,193	1,446
Commercial and industrial	20	41,418	41,205	60
Mortgage	184	27,294	27,174	1,049
Leasing	19	507	510	103
Consumer:
Credit cards	445	3,369	3,811	602
Personal	265	4,374	4,391	854
Auto	9	144	149	9
Other	26	66	65	11

Total	982	$110,287	$109,959	$4,275

Puerto Rico
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate owner occupied	34	$10,646	$8,628	$(161)
Commercial and industrial	18	3,583	3,623	(17)
Mortgage	111	18,046	19,192	878
Leasing	7	116	114	30
Consumer:
Credit cards	518	3,879	4,649	718
Personal	232	3,810	3,821	985
Auto	2	38	40	2
Other	26	120	119	19

Total	948	$40,238	$40,186	$2,454

U.S. Mainland
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,228	$1,154	$—
Mortgage	5	702	731	49

Total	7	$1,930	$1,885	$49

Popular, Inc.
For the quarter ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	2	$1,228	$1,154	$—
Commercial real estate owner occupied	34	10,646	8,628	(161)
Commercial and industrial	18	3,583	3,623	(17)
Mortgage	116	18,748	19,923	927
Leasing	7	116	114	30
Consumer:
Credit cards	518	3,879	4,649	718
Personal	232	3,810	3,821	985
Auto	2	38	40	2
Other	26	120	119	19

Total	955	$42,168	$42,071	$2,503

Puerto Rico
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,862	2,915	$78
Commercial real estate owner occupied	22	33,258	32,810	1,420
Commercial and industrial	29	42,191	41,975	69
Construction	3	11,358	11,358	(570)
Mortgage	310	46,037	46,936	1,942
Leasing	29	713	717	166
Consumer:
Credit cards	874	6,952	7,902	1,229
Personal	499	8,449	8,465	1,766
Auto	11	176	182	10
Other	45	103	102	17

Total	1,828	$152,099	$153,362	$6,127

U.S. mainland
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Mortgage	11	$1,568	$1,827	$240

Total	11	$1,568	$1,827	$240

Excludes TDRs from discontinued operations.

Popular, Inc.
For the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	6	$2,862	$2,915	$78
Commercial real estate owner occupied	22	33,258	32,810	1,420
Commercial and industrial	29	42,191	41,975	69
Construction	3	11,358	11,358	(570)
Mortgage	321	47,605	48,763	2,182
Leasing	29	713	717	166
Consumer:
Credit cards	874	6,952	7,902	1,229
Personal	499	8,449	8,465	1,766
Auto	11	176	182	10
Other	45	103	102	17

Total	1,839	$153,667	$155,189	$6,367

Excludes TDRs from discontinued operations.

Puerto Rico
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	1	$1,248	$741	$(10)
Commercial real estate owner occupied	36	15,212	13,214	(501)
Commercial and industrial	22	3,743	3,784	(18)
Mortgage	264	42,944	45,981	4,305
Leasing	25	443	429	133
Consumer:
Credit cards	1,042	8,144	9,795	755
Personal	472	7,642	7,667	1,978
Auto	2	38	40	2
Other	45	169	167	19

Total	1,909	$79,583	$81,818	$6,663

U.S. mainland
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	4	$2,822	$2,713	$(2)
Commercial real estate owner occupied	1	381	287	(10)
Mortgage	8	928	959	72

Total	13	$4,131	$3,959	$60

Popular, Inc.
For the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Increase (decrease) in the allowance for loan losses as a result of modification
Commercial real estate non-owner occupied	5	$4,070	$3,454	$(12)
Commercial real estate owner occupied	37	15,593	13,501	(511)
Commercial and industrial	22	3,743	3,784	(18)
Mortgage	272	43,872	46,940	4,377
Leasing	25	443	429	133
Consumer:
Credit cards	1,042	8,144	9,795	755
Personal	472	7,642	7,667	1,978
Auto	2	38	40	2
Other	45	169	167	19

Total	1,922	$83,714	$85,777	$6,723

During the quarter ended June 30, 2014, there were no restructured notes. During the quarter ended June 30, 2013, one loan of $2.9 million, was restructured into multiple notes (“Note A / B split”). The Corporation recorded $1.3 million of charge-offs as part of the loan restructuring during the quarter ended June 30, 2013. The renegotiation of this loan was made after analyzing the borrowers’ capacity to repay the debt, collateral and ability to perform under the modified terms. The recorded investment on this commercial TDR amounted to approximately $1.6 million at June 30, 2013 with related allowance for loan losses of $21 thousand.

The following tables present by class, TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date. Payment default is defined as a restructured loan becoming 90 days past due after being modified, foreclosed or charged-off, whichever occurs first. The recorded investment at June 30, 2014 is inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

Puerto Rico
	Defaulted during the quarter ended June 30, 2014		Defaulted during the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$30
Commercial real estate owner occupied	1	44	3	377
Commercial and industrial	2	438	5	609
Mortgage	33	6,225	55	10,915
Leasing	4	52	7	87
Consumer:
Credit cards	133	1,329	256	2,408
Personal	30	345	55	666
Auto	5	84	10	186

Total	208	$8,517	392	$15,278

For U.S Mainland for the quarter and six months ended June 30, 2014 there were no TDRs that were subject to payment default and that had been modified as a TDR during the twelve months preceding the default date.

Popular, Inc.
	Defaulted during the quarter ended June 30, 2014		Defaulted during the six months ended June 30, 2014
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$30
Commercial real estate owner occupied	1	44	3	377
Commercial and industrial	2	438	5	609
Mortgage	33	6,225	55	10,915
Legacy	4	52	7	87
Consumer:
Credit cards	133	1,329	256	2,408
Personal	30	345	55	666
Auto	5	84	10	186

Total	208	$8,517	392	$15,278

Puerto Rico
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate owner occupied	2	$5,127	2	$5,127
Commercial and industrial	1	504	2	1,436
Mortgage	68	11,730	131	20,601
Leasing	3	21	10	65
Consumer:
Credit cards	169	1,807	300	2,927
Personal	30	415	71	992

Total	273	$19,604	516	$31,148

U.S. Mainland
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	$—	1	$1,139

Total	—	$—	1	$1,139

Popular, Inc.
	Defaulted during the quarter ended June 30, 2013		Defaulted during the six months ended June 30, 2013
(Dollars in thousands)	Loan count	Recorded investment as of first default date	Loan count	Recorded investment as of first default date
Commercial real estate non-owner occupied	—	—	1	$1,139
Commercial real estate owner occupied	2	$5,127	2	5,127
Commercial and industrial	1	504	2	1,436
Mortgage	68	11,730	131	20,601
Leasing	3	21	10	65
Consumer:
Credit cards	169	1,807	300	2,927
Personal	30	415	71	992

Total	273	$19,604	517	$32,287

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

Credit Quality

The following table presents the outstanding balance, net of unearned income, of non-covered loans held-in-portfolio based on the Corporation’s assignment of obligor risk ratings as defined at June 30, 2014 and December 31, 2013.

June 30, 2014
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,151	$4,689	$4,506	$—	$—	$11,346	$50,160	$61,506
Commercial real estate non-owner occupied	156,672	136,028	181,440	—	—	474,140	1,475,742	1,949,882
Commercial real estate owner occupied	287,713	116,570	313,161	272	—	717,716	827,868	1,545,584
Commercial and industrial	415,988	330,675	275,512	152	297	1,022,624	1,719,384	2,742,008

Total Commercial	862,524	587,962	774,619	424	297	2,225,826	4,073,154	6,298,980
Construction	6,472	3,722	23,911	—	—	34,105	101,578	135,683
Mortgage	—	—	213,278	—	—	213,278	5,245,294	5,458,572
Leasing	—	—	2,870	—	3	2,873	543,995	546,868
Consumer:
Credit cards	—	—	20,511	—	—	20,511	1,135,374	1,155,885
HELOCs	—	—	922	—	2,590	3,512	10,769	14,281
Personal	—	—	7,862	—	126	7,988	1,278,917	1,286,905
Auto	—	—	11,393	—	310	11,703	733,606	745,309
Other	—	—	2,424	—	1,474	3,898	209,571	213,469

Total Consumer	—	—	43,112	—	4,500	47,612	3,368,237	3,415,849

Total Puerto Rico	$868,996	$591,684	$1,057,790	$424	$4,800	$2,523,694	$13,332,258	$15,855,952

U.S. mainland[2]
Commercial multi-family	$33,289	$2,789	$20,214	$—	$—	$56,292	$358,028	$414,320
Commercial real estate non-owner occupied	18,326	10,337	76,039	—	—	104,702	446,452	551,154
Commercial real estate owner occupied	30,249	3,889	27,689	—	—	61,827	151,124	212,951
Commercial and industrial	9,633	3,510	26,642	—	—	39,785	638,357	678,142

Total Commercial	91,497	20,525	150,584	—	—	262,606	1,593,961	1,856,567
Construction	—	—	—	—	—	—	43,376	43,376
Mortgage	—	—	23,964	—	—	23,964	1,181,912	1,205,876
Legacy	14,659	8,432	31,640	—	—	54,731	108,210	162,941
Consumer:

Credit cards	—	—	378	—	—	378	14,919	15,297
HELOCs	—	—	2,151	—	5,070	7,221	367,165	374,386
Personal	—	—	761	—	693	1,454	118,561	120,015
Auto	—	—	—	—	—	—	270	270
Other	—	—	3	—	—	3	541	544

Total Consumer	—	—	3,293	—	5,763	9,056	501,456	510,512

Total U.S. mainland	$106,156	$28,957	$209,481	$—	$5,763	$350,357	$3,428,915	$3,779,272

Popular, Inc.
Commercial multi-family	$35,440	$7,478	$24,720	$—	$—	$67,638	$408,188	$475,826
Commercial real estate non-owner occupied	174,998	146,365	257,479	—	—	578,842	1,922,194	2,501,036
Commercial real estate owner occupied	317,962	120,459	340,850	272	—	779,543	978,992	1,758,535
Commercial and industrial	425,621	334,185	302,154	152	297	1,062,409	2,357,741	3,420,150

Total Commercial	954,021	608,487	925,203	424	297	2,488,432	5,667,115	8,155,547
Construction	6,472	3,722	23,911	—	—	34,105	144,954	179,059
Mortgage	—	—	237,242	—	—	237,242	6,427,206	6,664,448
Legacy	14,659	8,432	31,640	—	—	54,731	108,210	162,941
Leasing	—	—	2,870	—	3	2,873	543,995	546,868
Consumer:
Credit cards	—	—	20,889	—	—	20,889	1,150,293	1,171,182
HELOCs	—	—	3,073	—	7,660	10,733	377,934	388,667
Personal	—	—	8,623	—	819	9,442	1,397,478	1,406,920
Auto	—	—	11,393	—	310	11,703	733,876	745,579
Other	—	—	2,427	—	1,474	3,901	210,112	214,013

Total Consumer	—	—	46,405	—	10,263	56,668	3,869,693	3,926,361

Total Popular, Inc.	$975,152	$620,641	$1,267,271	$424	$10,563	$2,874,051	$16,761,173	$19,635,224

The following table presents the weighted average obligor risk rating at June 30, 2014 for those classifications that consider a range of rating scales.

	(Scales 11 and 12)	(Scales 1 through 8)
	Substandard	Pass
Weighted average obligor risk rating
Puerto Rico:[1]
Commercial multi-family	11.63	5.73
Commercial real estate non-owner occupied	11.31	6.74
Commercial real estate owner occupied	11.33	6.84
Commercial and industrial	11.32	6.61

Total Commercial	11.32	6.70

Construction	11.90	7.87

	Substandard	Pass
U.S. mainland:[2]
Commercial multi-family	11.20	7.14
Commercial real estate non-owner occupied	11.16	6.77
Commercial real estate owner occupied	11.15	6.82
Commercial and industrial	11.14	6.45

Total Commercial	11.16	6.73

Construction	—	7.65

Legacy	11.19	7.74

[1]	Excludes covered loans acquired in the Westernbank FDIC-assisted transaction.
[2]	Excludes discontinued operations.

	December 31, 2013
(In thousands)	Watch	Special Mention	Substandard	Doubtful	Loss	Sub-total	Pass/ Unrated	Total
Puerto Rico[1]
Commercial multi-family	$2,477	$4,453	$2,343	$—	$—	$9,273	$73,130	$82,403
Commercial real estate non-owner occupied	230,847	156,189	115,435	—	112	502,583	1,361,635	1,864,218
Commercial real estate owner occupied	231,705	134,577	305,565	—	—	671,847	934,656	1,606,503
Commercial and industrial	727,647	192,404	214,531	68	446	1,135,096	1,777,370	2,912,466

Total Commercial	1,192,676	487,623	637,874	68	558	2,318,799	4,146,791	6,465,590
Construction	6,895	1,788	25,722	2,250	—	36,655	124,516	161,171
Mortgage	—	—	169,239	—	—	169,239	5,231,440	5,400,679
Leasing	—	—	3,495	—	—	3,495	540,266	543,761

Consumer:
Credit cards	—	—	21,044	—	—	21,044	1,148,577	1,169,621
HELOCs	—	—	665	—	2,426	3,091	12,087	15,178
Personal	—	—	7,483	—	141	7,624	1,206,260	1,213,884
Auto	—	—	10,407	—	155	10,562	688,929	699,491
Other	—	—	2,019	—	3,531	5,550	212,914	218,464

Total Consumer	—	—	41,618	—	6,253	47,871	3,268,767	3,316,638

Total Puerto Rico	$1,199,571	$489,411	$877,948	$2,318	$6,811	$2,576,059	$13,311,780	$15,887,839

U.S. mainland
Commercial multi-family	$73,481	$11,459	$62,346	$—	$—	$147,286	$946,248	$1,093,534
Commercial real estate non-owner occupied	75,094	29,442	160,001	—	—	264,537	841,750	1,106,287
Commercial real estate owner occupied	56,515	15,845	75,508	—	—	147,868	412,174	560,042
Commercial and industrial	11,657	11,822	46,307	—	—	69,786	741,945	811,731

Total Commercial	216,747	68,568	344,162	—	—	629,477	2,942,117	3,571,594
Construction	—	—	20,885	—	—	20,885	24,028	44,913
Mortgage	—	—	26,292	—	—	26,292	1,254,505	1,280,797
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Consumer:
Credit cards	—	—	486	—	—	486	15,165	15,651
HELOCs	—	—	3,317	—	5,315	8,632	454,401	463,033
Personal	—	—	1,005	—	569	1,574	133,661	135,235
Auto	—	—	—	—	2	2	487	489
Other	—	—	20	—	1	21	1,159	1,180

Total Consumer	—	—	4,828	—	5,887	10,715	604,873	615,588

Total U.S. mainland	$231,695	$80,161	$438,789	$—	$5,887	$756,532	$4,967,495	$5,724,027

Popular, Inc.
Commercial multi-family	$75,958	$15,912	$64,689	$—	$—	$156,559	$1,019,378	$1,175,937
Commercial real estate non-owner occupied	305,941	185,631	275,436	—	112	767,120	2,203,385	2,970,505
Commercial real estate owner occupied	288,220	150,422	381,073	—	—	819,715	1,346,830	2,166,545
Commercial and industrial	739,304	204,226	260,838	68	446	1,204,882	2,519,315	3,724,197

Total Commercial	1,409,423	556,191	982,036	68	558	2,948,276	7,088,908	10,037,184
Construction	6,895	1,788	46,607	2,250	—	57,540	148,544	206,084
Mortgage	—	—	195,531	—	—	195,531	6,485,945	6,681,476
Legacy	14,948	11,593	42,622	—	—	69,163	141,972	211,135
Leasing	—	—	3,495	—	—	3,495	540,266	543,761
Consumer:
Credit cards	—	—	21,530	—	—	21,530	1,163,742	1,185,272
HELOCs	—	—	3,982	—	7,741	11,723	466,488	478,211
Personal	—	—	8,488	—	710	9,198	1,339,921	1,349,119
Auto	—	—	10,407	—	157	10,564	689,416	699,980
Other	—	—	2,039	—	3,532	5,571	214,073	219,644

Total Consumer	—	—	46,446	—	12,140	58,586	3,873,640	3,932,226

Total Popular, Inc.	$1,431,266	$569,572	$1,316,737	$2,318	$12,698	$3,332,591	$18,279,275	$21,611,866

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

Note 11 – FDIC loss share asset and true-up payment obligation

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

The following table sets forth the activity in the FDIC loss share asset for the periods presented.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$833,721	$1,380,592	$948,608	$1,399,098
Amortization of loss share indemnification asset	(72,095)	(38,557)	(121,041)	(78,761)
Credit impairment losses to be covered under loss sharing agreements	10,372	25,338	25,462	39,383
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(193)	—	(386)
Reimbursable expenses	11,085	12,131	23,830	19,914
Payments to (from) FDIC under loss sharing agreements	(31,530)	—	(112,857)	107
Other adjustments attributable to FDIC loss sharing agreements	—	31	(12,449)	(13)

Balance at end of period	$751,553	$1,379,342	$751,553	$1,379,342

During the second quarter, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by certain commercial loan pools. Though this will have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. This amortization is recognized over the shorter of the remaining life of the loan pools, which had an average life of approximately six years, or the indemnification asset, which as of June 30, 2014 is one year for commercial, construction and consumer loans and of six years for single-family residential mortgage loans.

The following table presents the weighted average life of the loan portfolios subject to the FDIC loss sharing agreement for the at June 30, 2014 and December 31, 2013.

	Weighted Average Life
	June 30, 2014	December 31, 2013
Commercial	5.78 years	6.43 years
Consumer	3.16	3.13
Construction	1.35	1.30
Mortgage	6.87	6.91

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Carrying amount (fair value)	$127,551	$127,513
Undiscounted amount	$192,738	$185,372

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

Refer to Note 24, Commitment and Contingencies, for additional information on the arbitration proceedings with the FDIC regarding the commercial loss share agreement.

Note 12 – Mortgage banking activities

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

The following table presents the components of mortgage banking activities:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$10,558	$11,313	$21,306	$22,556
Mortgage servicing rights fair value adjustments	(7,740)	(5,126)	(15,836)	(10,741)

Total mortgage servicing fees, net of fair value adjustments	2,818	6,187	5,470	11,815

Net gain (loss) on sale of loans, including valuation on loans held-for-sale	8,189	(351)	15,365	13,409

Trading account (loss) profit:
Unrealized gains (losses) on outstanding derivative positions	22	622	(738)	600
Realized (losses) gains on closed derivative positions	(7,241)	11,623	(12,631)	12,554

Total trading account (loss) profit	(7,219)	12,245	(13,369)	13,154

Total mortgage banking activities	$3,788	$18,081	$7,466	$38,378

Note 13 – Transfers of financial assets and mortgage servicing assets

The Corporation typically transfers conforming residential mortgage loans in conjunction with GNMA, FNMA and FHLMC securitization transactions whereby the loans are exchanged for cash or securities and servicing rights. The securities issued through these transactions are guaranteed by the corresponding agency and, as such, under seller/service agreements the Corporation is required to service the loans in accordance with the agencies’ servicing guidelines and standards. Substantially all mortgage loans securitized by the Corporation in GNMA, FNMA and FHLMC securities have fixed rates and represent conforming loans. As seller, the Corporation has made certain representations and warranties with respect to the originally transferred loans and, in some instances, has sold loans with credit recourse to a government-sponsored entity, namely FNMA. Refer to Note 23 to the consolidated financial statements for a description of such arrangements.

No liabilities were incurred as a result of these securitizations during the quarters and six months ended June 30, 2014 and 2013 because they did not contain any credit recourse arrangements. During the quarter ended June 30, 2014, the Corporation recorded a net gain $9.2 million (June 30, 2013 - $8.8 million) related to the residential mortgage loans securitized. During the six months ended June 30, 2014, the Corporation recorded a net gain $17.0 million (June 30, 2013 - $26.5 million) related to the residential mortgage loans securitized.

The following tables present the initial fair value of the assets obtained as proceeds from residential mortgage loans securitized during the quarters and six months ended June 30, 2014 and 2013:

	Proceeds Obtained During the Quarter Ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$184,307	$—	$184,307
Mortgage-backed securities—FNMA	—	60,069	—	60,069

Total trading account securities	$—	$244,376	$—	$244,376

Mortgage servicing rights	—	—	2,919	2,919

Total	$—	$244,376	$2,919	$247,295

	Proceeds Obtained During the Six Months Ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$350,239	$—	$350,239
Mortgage-backed securities—FNMA	—	122,652	—	122,652

Total trading account securities	$—	$472,891	$—	$472,891

Mortgage servicing rights	—	—	6,117	6,117

Total	$—	$472,891	$6,117	$479,008

	Proceeds Obtained During the Quarter Ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$282,317	$—	$282,317
Mortgage-backed securities—FNMA	—	123,924	—	123,924
Mortgage-backed securities—FHLMC	—	26,692	—	26,692

Total trading account securities	$—	$432,933	$—	$432,933

Mortgage servicing rights	—	—	4,637	4,637

Total	$—	$432,933	$4,637	$437,570

	Proceeds Obtained During the Six Months Ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Initial Fair Value
Assets
Trading account securities:
Mortgage-backed securities—GNMA	$—	$567,569	$—	$567,569
Mortgage-backed securities—FNMA	—	252,066	—	252,066
Mortgage-backed securities—FHLMC	—	26,692	—	26,692

Total trading account securities	$—	$846,327	$—	$846,327

Mortgage servicing rights	—	—	9,380	9,380

Total	$—	$846,327	$9,380	$855,707

During the six months ended June 30, 2014, the Corporation retained servicing rights on whole loan sales involving approximately $53 million in principal balance outstanding (June 30, 2013 - $40 million), with realized gains of approximately $2.0 million (June 30, 2013 - gains of $1.5 million). All loan sales performed during the six months ended June 30, 2014 and 2013 were without credit recourse agreements.

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

The following table presents the changes in MSRs measured using the fair value method for the six months ended June 30, 2014 and 2013.

Residential MSRs
(In thousands)	June 30, 2014	June 30, 2013
Fair value at beginning of period	$161,099	$154,430
Purchases	—	45
Servicing from securitizations or asset transfers	6,692	10,152
Changes due to payments on loans[1]	(8,164)	(12,721)
Reduction due to loan repurchases	(1,830)	(2,033)
Changes in fair value due to changes in valuation model inputs or assumptions	(5,842)	4,013
Other disposals	(4)	(442)

Fair value at end of period	$151,951	$153,444

[1]	Represents the change due to collection / realization of expected cash flow over time.

Residential mortgage loans serviced for others were $16.1 billion at June 30, 2014 (December 31, 2013 - $16.3 billion).

Net mortgage servicing fees, a component of mortgage banking activities in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, including changes due to collection / realization of expected cash flows. Mortgage servicing fees, excluding fair value adjustments, for the quarter and six months ended June 30, 2014 amounted to $10.6 million and $21.3 million, respectively (June 30, 2013 - $11.3 million and $22.6 million, respectively). The banking subsidiaries receive servicing fees based on a percentage of the outstanding loan balance. At June 30, 2014, those weighted average mortgage servicing fees were 0.26% (June 30, 2013 – 0.27%). Under these servicing agreements, the banking subsidiaries do not generally earn significant prepayment penalty fees on the underlying loans serviced.

The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased.

Key economic assumptions used in measuring the servicing rights derived from loans securitized or sold by the Corporation during the quarters and six months ended June 30, 2014 and 2013 were as follows:

	Quarter ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Prepayment speed	6.3%	7.3%	6.2%	7.7%
Weighted average life	15.9 years	13.7 years	16.0 years	12.9 years
Discount rate (annual rate)	10.7%	11.1%	10.7%	11.1%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Originated MSRs
(In thousands)	June 30, 2014	December 31, 2013
Fair value of servicing rights	$110,977	$115,753
Weighted average life	12.5 years	12.5 years
Weighted average prepayment speed (annual rate)	8.0%	8.0%
Impact on fair value of 10% adverse change	$(1,703)	$(3,763)
Impact on fair value of 20% adverse change	$(5,363)	$(7,459)
Weighted average discount rate (annual rate)	11.6%	11.6%
Impact on fair value of 10% adverse change	$(2,674)	$(4,930)
Impact on fair value of 20% adverse change	$(7,136)	$(9,595)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions were as follows as of the end of the periods reported:

Purchased MSRs
(In thousands)	June 30, 2014	December 31, 2013
Fair value of servicing rights	$40,975	$45,346
Weighted average life	10.8 years	10.9 years
Weighted average prepayment speed (annual rate)	8.9%	9.2%
Impact on fair value of 10% adverse change	$(1,030)	$(1,969)
Impact on fair value of 20% adverse change	$(2,421)	$(3,478)
Weighted average discount rate (annual rate)	10.8%	10.8%
Impact on fair value of 10% adverse change	$(1,087)	$(2,073)
Impact on fair value of 20% adverse change	$(2,511)	$(3,655)

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

At June 30, 2014, the Corporation serviced $2.3 billion (December 31, 2013 - $2.5 billion) in residential mortgage loans with credit recourse to the Corporation.

Under the GNMA securitizations, the Corporation, as servicer, has the right to repurchase (but not the obligation), at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgage-backed security when certain delinquency criteria are met. At the time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Corporation is deemed to have regained effective control over these loans if the Corporation was the pool issuer. At June 30, 2014, the Corporation had recorded $34 million in mortgage loans on its consolidated statements of financial condition related to this buy-back option program (December 31, 2013 - $48 million). As long as the Corporation continues to service the loans that continue to be collateral in a GNMA guaranteed mortgage-backed security, the MSR is recognized by the Corporation. During the six months ended June 30, 2014, the Corporation repurchased approximately $ 107 million (year ended December 31, 2013 - $209 million) of mortgage loans under the GNMA buy-back option program. The determination to repurchase these loans was based on the economic benefits of the transaction, which results in a reduction of the servicing costs for these severely delinquent loans, mostly related to principal and interest advances. Furthermore, due to their guaranteed nature, the risk associated with the loans is minimal. The Corporation places these loans under its loss mitigation programs and once brought back to current status, these may be either retained in portfolio or re-sold in the secondary market.

Note 14 – Other real estate owned

The following tables present the Other Real Estate Owned Activity, for the quarters and six months ended June 30, 2014 and 2013.

	For the quarter ended June 30, 2014
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$48,141	$88,824	$110,333	$48,414	$295,712
Write-downs in value	(571)	(439)	(6,635)	(940)	(8,585)
Additions	6,303	15,400	22,260	4,103	48,066
Sales	(5,372)	(12,203)	(14,792)	(3,777)	(36,144)
Other adjustments	1,286	(1,949)	(3,261)	100	(3,824)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the six months ended June 30, 2014
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(785)	(1,108)	(11,198)	(1,147)	(14,238)
Additions	10,971	30,283	35,454	8,594	85,302
Sales	(10,334)	(24,266)	(33,213)	(6,154)	(73,967)
Other adjustments	1,286	(2,128)	(3,353)	(1,185)	(5,380)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the quarter ended June 30, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$79,146	$75,553	$129,413	$42,965	$327,077
Write-downs in value	(987)	(462)	(3,568)	(1,482)	(6,499)
Additions	3,940	30,337	16,879	8,064	59,220
Sales	(17,264)	(13,154)	(3,839)	(5,208)	(39,465)
Other adjustments	290	1,521	—	1	1,812

Ending balance	$65,125	$93,795	$138,885	$44,340	$342,145

	For the six months ended June 30, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/Construction	Mortgage	Commercial/Construction	Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(5,886)	(7,820)	(6,673)	(1,785)	(22,164)
Additions	22,258	55,185	51,674	17,037	146,154
Sales	(87,399)	(85,171)	(5,514)	(10,464)	(188,548)
Other adjustments	290	619	—	(108)	801

Ending balance	$65,125	$93,795	$138,885	$44,340	$342,145

Note 15 – Other assets

The caption of other assets in the consolidated statements of financial condition consists of the following major categories:

(In thousands)	June 30, 2014	December 31, 2013
Net deferred tax assets (net of valuation allowance)	$788,732	$761,768
Investments under the equity method	214,452	197,006
Bank-owned life insurance program	230,570	228,805
Prepaid FDIC insurance assessment	379	383
Prepaid taxes	210,079	91,504
Other prepaid expenses	73,886	67,108
Derivative assets	27,559	34,710
Trades receivable from brokers and counterparties	519,495	71,680
Others	227,208	234,594

Total other assets	$2,292,360	$1,687,558

Other assets from discontinued operations are presented as part of “Assets from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

On February 1, 2014, Centro Financiero BHD (“BHD”), the Corporation’s equity method investee based in the Dominican Republic, completed a merger transaction in which it acquired the net assets of Centro Financiero León. Centro Financiero León was the holding company of Banco León, the fourth largest bank in terms of assets in the Dominican Republic. In connection with the transaction, BHD issued additional shares which diluted the Corporation’s equity participation from 19.99% to 15.79%. As a result of this transaction, the Corporation recognized a net gain of $14.2 million during the first quarter of 2014, due to BHD’s increase in net assets. The gain was partially offset by approximately $7.7 million resulting from the reclassification from other comprehensive income into earnings of the cumulative foreign currency translation adjustment due to the reduction in the Corporation’s ownership percentage. As of June 30, 2014, the Corporation had a 15.82% equity participation and continues to have significant influence over BHD. Accordingly, the investment in BHD is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

Other assets as of June 30, 2014 includes $441 million of trades receivable related to the issuance of $450 million in Senior Notes, which settled on July 1, 2014, net of debt issuance costs of $9 million.

Note 16 – Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 and 2013, allocated by reportable segments, were as follows (refer to Note 36 for the definition of the Corporation’s reportable segments):

2014
(In thousands)	Balance at January 1, 2014	Goodwill on acquisition	Purchase accounting adjustments	Goodwill written off related to discontinued operations	Other	Balance at June 30, 2014
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	(186,511)	—	215,567

Total Popular, Inc.	$647,757	$—	$—	$(186,511)	$—	$461,246

2013
(In thousands)	Balance at January 1, 2013	Goodwill on acquisition	Purchase accounting adjustments	Other	Balance at June 30, 2013
Banco Popular de Puerto Rico	$245,679	$—	$—	$—	$245,679
Banco Popular North America	402,078	—	—	—	402,078

Total Popular, Inc.	$647,757	$—	$—	$—	$647,757

Goodwill Impairment Test

As discussed in Note 3, Discontinued Operations, on April 22, 2014, BPNA entered into definitive agreements to sell its regional operations in California, Illinois and Central Florida to three different buyers. In connection with the transactions, the Corporation intends to centralize certain back office operations in Puerto Rico and New York. During the second quarter of 2014, the assets and liabilities for these regions subject to the sales were reclassified as held-for-sale in accordance with ASC 360-10-45. As a result of the reclassification of these discontinued operations to held-for-sale, and in accordance with ASC 350-20-40, BPNA allocated a proportionate share of the goodwill balance to these discontinued businesses based on a relative fair value basis and performed an impairment test for the goodwill allocated to each of the discontinued operations as well as for the goodwill allocated to the retained business, each as a separate reporting unit. This allocation of goodwill and related impairment analysis resulted in an impairment charge of $186.5 million during the second quarter of 2014. The goodwill impairment charge is a non-cash charge that did not have an impact on the Corporation’s tangible capital or regulatory capital ratios. The goodwill impairment analysis of the retained portion of the BPNA operations resulted in no impairment as of June 30, 2014.

The methodology used to determine the relative value of the regions sold and the retained portion of the BPNA reporting unit for purpose of the goodwill allocation among these reporting units takes into consideration the fair value estimates resulting from a combination of: (1) the average price to tangible book multiple based on a regression analysis of the projected return on equity for comparable companies, (2) the average price to revenue multiple based on a regression analysis of the projected revenue margin for comparable companies, and (3) the average price to earnings multiple based on comparable companies. After allocating the carrying amount of goodwill to the regions sold and the retained portion, the Corporation performed the goodwill impairment test of ASC 350-20 to each region sold and to the retained business reporting unit. The fair value of each region was based on the transaction price agreed with the buyers as part of the step 2 of the goodwill impairment analysis. This fair value was compared to the fair value of the assets and liabilities sold including any unrecognized intangible asset. The goodwill impairment analysis of the regions sold indicated that all the goodwill allocated to each region sold was impaired, and accordingly, the Corporation recorded an impairment charge of $186.5 million during the second quarter of 2014.

For the ASC 350-20 goodwill impairment test of the remaining portion of the BPNA reporting unit, the Corporation performed an analysis similar to the annual impairment test performed during the third quarter of 2013. For the two-step test, the Corporation used a combination of methods, including market price multiples of comparable companies and transactions, as well as discounted cash flows analysis. The computations require management to make estimates and assumptions. Critical assumptions that are used as part of these evaluations include:

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

For purposes of the discounted cash flows (“DCF”) approach, the valuation is based on estimated future cash flows. The financial projections used in the DCF valuation analysis for the reporting unit are based on the most recent (as of the valuation date) financial projections presented to the Corporation’s Asset / Liability Management Committee (“ALCO”).

The average estimated fair value calculated in Step 1 using all valuation methodologies exceeded BPNA reporting unit’s equity value by approximately $197 million. This result indicates there would be no indication of impairment on the carrying amount of goodwill allocated to the remaining portion. Accordingly, Step 2 was not required to be performed.

The following table presents the gross amount of goodwill and accumulated impairment losses by reportable segments.

June 30, 2014
(In thousands)	Balance at January 1, 2014 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2014 (net amounts)	Balance at June 30, 2014 (gross amounts)	Accumulated impairment losses	Balance at June 30, 2014 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	379,978	164,411	215,567

Total Popular, Inc.	$812,168	$164,411	$647,757	$625,657	$164,411	$461,246

December 31, 2013
(In thousands)	Balance at January 1, 2013 (gross amounts)	Accumulated impairment losses	Balance at January 1, 2013 (net amounts)	Balance at December 31, 2013 (gross amounts)	Accumulated impairment losses	Balance at December 31, 2013 (net amounts)
Banco Popular de Puerto Rico	$245,679	$—	$245,679	$245,679	$—	$245,679
Banco Popular North America	566,489	164,411	402,078	566,489	164,411	402,078

Total Popular, Inc.	$812,168	$164,411	$647,757	$812,168	$164,411	$647,757

Other Intangible Assets

At June 30, 2014 and December 31, 2013, the Corporation had $ 6 million of identifiable intangible assets, with indefinite useful lives, mostly associated with E-LOAN’s trademark.

The following table reflects the components of other intangible assets subject to amortization:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2014
Core deposits	$77,885	$55,793	$22,092
Other customer relationships	17,552	5,647	11,905
Other intangibles	135	124	11

Total other intangible assets	$95,572	$61,564	$34,008

December 31, 2013
Core deposits	$77,885	$51,737	$26,148
Other customer relationships	17,555	4,712	12,843
Other intangibles	135	107	28

Total other intangible assets	$95,575	$56,556	$39,019

During the quarter ended June 30, 2014, the Corporation recognized $ 2.0 million in amortization expense related to other intangible assets with definite useful lives (June 30, 2013 - $ 2.0 million). During the six months ended June 30, 2014, the Corporation recognized $ 4.1 million in amortization related to other intangible assets with definite useful lives (June 30, 2013 - $ 4.0 million).

The following table presents the estimated amortization of the intangible assets with definite useful lives for each of the following periods:

(In thousands)
Remaining 2014	$4,364
Year 2015	7,227
Year 2016	6,942
Year 2017	4,194
Year 2018	4,101
Year 2019	3,969

Note 17 – Deposits

Total interest bearing deposits as of the end of the periods presented consisted of:

(In thousands)	June 30, 2014	December 31, 2013
Savings accounts	$7,536,527	$6,839,126
NOW, money market and other interest bearing demand deposits	4,029,167	5,637,985

Total savings, NOW, money market and other interest bearing demand deposits	11,565,694	12,477,111

Certificates of deposit:
Under $100,000	4,651,190	5,101,711
$100,000 and over	3,017,583	3,209,641

Total certificates of deposit	7,668,773	8,311,352

Total interest bearing deposits	$19,234,467	$20,788,463

Deposits from discontinued operations are presented as part of “Liabilities from Discontinued Operations” in the Consolidated Statement of Condition. Refer to Note 3 to the consolidated financial statements for further information on the discontinued operations.

A summary of certificates of deposit by maturity at June 30, 2014 follows:

(In thousands)
2014	$3,892,291
2015	1,671,312
2016	753,965
2017	563,469
2018	399,040
2019 and thereafter	388,696

Total certificates of deposit	$7,668,773

At June 30, 2014, the Corporation had brokered deposits amounting to $ 2.4 billion (December 31, 2013 - $ 2.4 billion).

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $9 million at June 30, 2014 (December 31, 2013 - $10 million).

Note 18 – Borrowings

The following table presents the composition of federal funds purchased and assets sold under agreements to repurchase at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Federal funds purchased	$250,000	$—
Assets sold under agreements to repurchase	1,824,676	1,659,292

Total federal funds purchased and assets sold under agreements to repurchase	$2,074,676	$1,659,292

The repurchase agreements outstanding at June 30, 2014 were collateralized by $ 1.5 billion (December 31, 2013 - $ 1.3 billion) in investment securities available-for-sale, $ 256 million (December 31, 2013 - $ 309 million) in trading securities and $ 76 million (December 31, 2013 - $ 70 million) in securities sold not yet delivered in other assets. It is the Corporation’s policy to maintain effective control over assets sold under agreements to repurchase; accordingly, such securities continue to be carried on the consolidated statements of financial condition.

In addition, there were repurchase agreements outstanding collateralized by $ 203 million in securities purchased under agreements to resell to which the Corporation has the right to repledge the securities (December 31, 2013 - $ 189 million). It is the Corporation’s policy to take possession of securities purchased under agreements to resell. However, the counterparties to such agreements maintain effective control over such securities; accordingly, these securities are not reflected in the Corporation’s consolidated statements of financial condition.

The following table presents the composition of other short-term borrowings at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Advances with the FHLB paying interest at maturity, at a fixed rate of 0.42%	$30,000	$400,000
Others	1,200	1,200

Total other short-term borrowings	$31,200	$401,200

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

The following table presents the composition of notes payable at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Advances with the FHLB with maturities ranging from 2014 through 2021 paying interest at monthly fixed rates ranging from 0.27% to 4.19%	$510,514	$589,229
Unsecured senior debt securities maturing on 2019 paying interest semiannually at a fixed rate of 7.00%	450,000	—
Term notes maturing on 2014 paying interest semiannually at a fixed rate of 7.47%	675	675
Term notes maturing on 2014 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate[1]	7	14
Junior subordinated deferrable interest debentures (related to trust preferred securities) with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.125% to 8.327% (Refer to Note 20)	439,800	439,800
Junior subordinated deferrable interest debentures (related to trust preferred securities) ($936,000 less discount of $404,460 at December 31, 2013), with no stated maturity and a fixed interest rate of 5.00% until, but excluding December 5, 2013 and 9.00% thereafter (Refer to Note 20)[2]	936,000	531,540
Others	23,093	23,496

Total notes payable	$2,360,089	$1,584,754

Note: Refer to the Corporation’s 2013 Annual Report for rates information at December 31, 2013.

[1]	The 10-year U.S. Treasury note key index rate at June 30, 2014 and December 31, 2013 was 2.53% and 3.03%, respectively.
[2]	The debentures are perpetual and may be redeemed by the Corporation at any time, subject to the consent of the Board of Governors of the Federal Reserve System. The discount on the debentures was being amortized over an estimated 30-year term that started in August 2009. During the quarter ended June 30, 2014, in connection with the repayment of these Notes completed on July 2, 2014, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million, which is reflected as interest expense in the consolidated statement of operations. The effective interest rate, including the discount accretion, was approximately 16% at December 31, 2013.

During the quarter ended June 30, 2014, the Corporation received approval from the Federal Reserve System to repay the $935 million in TARP Capital Purchase Program funds. On July 2, 2014, the Corporation completed the repayment of these funds, which were partially funded with $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019, which settled on July 1, 2014. Accordingly, during the quarter ended June 30, 2014, the Corporation accelerated the related amortization of $414.1 million of discount and deferred costs, which is reflected as interest expense in the consolidated statement of operations. Refer to additional information on Note 20, Trust Preferred Securities and Note 37, Subsequent Events.

A breakdown of borrowings by contractual maturities at June 30, 2014 is included in the table below.

(In thousands)	Fed funds purchased and assets sold under agreements to repurchase	Short-term borrowings	Notes payable	Total
Year
2014	$1,332,479	$31,200	$16,905	$1,380,584
2015	174,135	—	29,040	203,175
2016	453,062	—	247,105	700,167
2017	115,000	—	79,033	194,033
2018	—	—	107,296	107,296
Later years	—	—	944,710	944,710
No stated maturity	—	—	936,000	936,000

Total borrowings	$2,074,676	$31,200	$2,360,089	$4,465,965

Note 19 – Offsetting of financial assets and liabilities

The following tables present the potential effect of rights of setoff associated with the Corporation’s recognized financial assets and liabilities at June 30, 2014 and December 31, 2013.

As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$27,585	$—	$27,585	$541	$—	$—	$27,044
Reverse repurchase agreements	192,490	—	192,490	—	192,490	—	—

Total	$220,075	$—	$220,075	$541	$192,490	$—	$27,044

As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Pledged	Net Amount
Derivatives	$25,611	$—	$25,611	$541	$11,627	$—	$13,443
Repurchase agreements	1,824,676	—	1,824,676	—	1,824,676	—	—

Total	$1,850,287	$—	$1,850,287	$541	$1,836,303	$—	$13,443

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Received	Cash Collateral Received	Net Amount
Derivatives	$34,793	$—	$34,793	$1,220	$—	$—	$33,573
Reverse repurchase agreements	175,965	—	175,965	—	175,965	—	—

Total	$210,758	$—	$210,758	$1,220	$175,965	$—	$33,573

As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
(In thousands)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Securities Collateral Pledged	Cash Collateral Received	Net Amount
Derivatives	$32,378	$—	$32,378	$1,220	$14,003	$—	$17,155
Repurchase agreements	1,659,292	—	1,659,292	—	1,659,292	—	—

Total	$1,691,670	$—	$1,691,670	$1,220	$1,673,295	$—	$17,155

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

Note 20 – Trust preferred securities

At June 30, 2014 and December 31, 2013, four statutory trusts established by the Corporation (BanPonce Trust I, Popular Capital Trust I, Popular North America Capital Trust I and Popular Capital Trust II) had issued trust preferred securities (also referred to as “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. In August 2009, the Corporation established the Popular Capital Trust III for the purpose of exchanging the shares of Series C preferred stock held by the U.S. Treasury at the time for trust preferred securities issued by this trust. In connection with this exchange, the trust used the Series C preferred stock, together with the proceeds of issuance and sale of common securities of the trust, to purchase junior subordinated debentures issued by the Corporation.

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

The following table presents financial data pertaining to the different trusts at June 30, 2014 and December 31, 2013.

(Dollars in thousands)
Issuer	BanPonce Trust I	Popular Capital Trust I	Popular North America Capital Trust I	Popular Capital Trust II	Popular Capital Trust III
Capital securities	$52,865	$181,063	$91,651	$101,023	$935,000
Distribution rate	8.327%	6.700%	6.564%	6.125%	5.000% until, but excluding December 5, 2013 and 9.000% thereafter
Common securities	$1,637	$5,601	$2,835	$3,125	$1,000
Junior subordinated debentures aggregate liquidation amount	$54,502	$186,664	$94,486	$104,148	$936,000
Stated maturity date	February 2027	November 2033	September 2034	December 2034	Perpetual
Reference notes	[1],[3],[6]	[2],[4],[5]	[1],[3],[5]	[2],[4],[5]	[2],[4],[7],[8]

[1]	Statutory business trust that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation.
[2]	Statutory business trust that is wholly-owned by the Corporation.
[3]	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[4]	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.
[5]	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval.
[6]	Same as [5] above, except that the investment company event does not apply for early redemption.
[7]	The debentures are perpetual and may be redeemed by Popular at any time, subject to the consent of the Board of Governors of the Federal Reserve System.
[8]	Carrying value of junior subordinated debentures of $ 936 million at June 30, 2014 and $ 532 million at December 31, 2013 ($ 936 million aggregate liquidation amount, net of $ 404 million discount).

During the quarter ended June 30, 2014, the Corporation received approval from the Federal Reserve System to repay the $935 million in TARP Capital Purchase Program funds. On July 2, 2014, the Corporation completed the repurchase of $935 million of Fixed Rate Popular Capital Trust III Capital Securities, $1,000 liquidation amount per security (the “trust capital securities”), of Popular Capital Trust III, held by the U.S. Treasury. On July 23, 2014, the Corporation exchanged $936 million of Fixed Rate Perpetual Junior Subordinated Debentures Series A (the “trust debentures”) held by Popular Capital Trust III for the trust capital securities and the common securities of Popular Capital Trust III, in the amount of $1 million, held by the Corporation. The trust debentures were then cancelled and the obligations of the Corporation under the related indenture were satisfied and discharged. On the same date, Popular Capital Trust III was dissolved. In connection with the repayment of TARP, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million during the second quarter of 2014, which is reflected as part of interest expense in the consolidated statement of operations. Refer to note 37, Subsequent Events, for additional information on the repayment of TARP.

In accordance with the Federal Reserve Board guidance under Basel I, the trust preferred securities represent restricted core capital elements and currently qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. At June 30, 2014, the Corporation’s restricted core capital elements exceeded the 25% limitation as a result of the acceleration of the unamortized discount of the TARP funds and, as such, $45 million of the outstanding trust preferred securities were included as Tier 2 capital. At December 31, 2013, the Corporation’s restricted core capital elements did not exceed the 25% limitation.

In July 2013, the Board of Governors of the Federal Reserve System approved final rules (“New Capital Rules”) to establish a new comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards and several changes to the U.S. regulatory capital regime required by the Dodd-Frank Wall Street Reform and Consumer Protection on Act (“Dodd-Frank”). The New Capital Rules require that capital instruments such as trust preferred securities be phased-out of Tier 1 capital. The Corporation’s Tier I capital level at June 30, 2014 included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25% of such trust preferred securities in Tier I capital as of January 1, 2015 and 0% as of January 1, 2016 and thereafter. The New Capital Rules also permanently grandfathers as Tier 2 capital such trust preferred securities. The trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 are exempt from the phase-out provision. As mentioned above, these trust preferred securities were repaid in full on July 2, 2014.

Note 21 – Stockholders’ equity

BPPR statutory reserve

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund amounted to $445 million at June 30, 2014 (December 31, 2013 - $445 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarters and six months ended June 30, 2014 and June 30, 2013.

As stated in Note 37, Subsequent Events, on July 2, 2014, the Corporation completed the repayment of the TARP funds to the U.S. Treasury. Also, on July 23, 2014, the Corporation completed the repurchase of the outstanding warrant initially issued to the U.S. Treasury under the TARP Capital Purchase Program in 2008 for a repurchase price of $3 million. The warrant represented the right to purchase 2,093,284 shares of the Corporation’s common stock at an exercise price of $67 per share with an original term of 10 years. The purchase price of $3.0 million will be reflected as a reduction of surplus in stockholders’ equity on July 2014.

Note 22 – Other comprehensive loss

The following table presents changes in accumulated other comprehensive loss by component for the quarters and six months ended June 30, 2014 and 2013.

	Changes in Accumulated Other Comprehensive Loss by Component [1]
(In thousands)		Quarters ended June 30, 2014	2013	Six months ended June 30, 2014	2013
Foreign currency translation	Beginning Balance	$(30,496)	$(30,553)	$(36,099)	$(31,277)

	Other comprehensive loss before reclassifications	(603)	(2,653)	(2,718)	(1,929)
	Amounts reclassified from accumulated other comprehensive loss	—	—	7,718	—

	Net change	(603)	(2,653)	5,000	(1,929)

	Ending balance	$(31,099)	$(33,206)	$(31,099)	$(33,206)

Adjustment of pension and postretirement benefit plans	Beginning Balance	$(103,584)	$(221,528)	$(104,302)	$(225,846)

	Amounts reclassified from accumulated other comprehensive loss for amortization of net losses	1,297	3,207	2,594	7,525
	Amounts reclassified from accumulated other comprehensive loss for amortization of prior service cost	(580)	—	(1,159)	—

	Net change	717	3,207	1,435	7,525

	Ending balance	$(102,867)	$(218,321)	$(102,867)	$(218,321)

Unrealized net holding gains (losses) on investments	Beginning Balance	$(22,255)	$130,562	$(48,344)	$154,568

	Other comprehensive income (loss) before reclassifications	26,326	(106,572)	52,415	(130,578)

	Net change	26,326	(106,572)	52,415	(130,578)

	Ending balance	$4,071	$23,990	$4,071	$23,990

Unrealized net gains (losses) on cash flow hedges	Beginning Balance	$60	$(489)	$—	$(313)

	Other comprehensive (loss) income before reclassifications	(1,554)	4,118	(2,607)	4,048
	Amounts reclassified from other accumulated other comprehensive (loss) income	1,098	(2,131)	2,211	(2,237)

	Net change	(456)	1,987	(396)	1,811

	Ending balance	$(396)	$1,498	$(396)	$1,498

	Total	$(130,291)	$(226,039)	$(130,291)	$(226,039)

[1]	All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six months ended June 30, 2014 and 2013.

	Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the Consolidated Statements of Operations	Quarters ended June 30,		Six months ended June 30,
(In thousands)		2014	2013	2014	2013
Foreign Currency Translation
Cumulative translation adjustment reclassified into earnings	Other operating income	$—	$—	$(7,718)	$—

	Total before tax	—	—	(7,718)	—

	Total net of tax	$—	$—	$(7,718)	$—

Adjustment of pension and postretirement benefit plans
Amortization of net losses	Personnel costs	$(2,126)	$(6,169)	$(4,252)	$(12,338)
Amortization of prior service cost	Personnel costs	950	—	1,900	—

	Total before tax	(1,176)	(6,169)	(2,352)	(12,338)

	Income tax benefit	459	2,962	917	4,813

	Total net of tax	$(717)	$(3,207)	$(1,435)	$(7,525)

Unrealized net gains (losses) on cash flow hedges
Forward contracts	Mortgage banking activities	$(1,800)	$3,045	$(3,624)	$3,196

	Total before tax	(1,800)	3,045	(3,624)	3,196

	Income tax benefit (expense)	702	(914)	1,413	(959)

	Total net of tax	$(1,098)	$2,131	$(2,211)	$2,237

	Total reclassification adjustments, net of tax	$(1,815)	$(1,076)	$(11,364)	$(5,288)

Note 23 – Guarantees

At June 30, 2014 the Corporation recorded a liability of $0.5 million (December 31, 2013 - $0.4 million), which represents the unamortized balance of the obligations undertaken in issuing the guarantees under the standby letters of credit. Management does not anticipate any material losses related to these instruments.

From time to time, the Corporation securitized mortgage loans into guaranteed mortgage-backed securities subject to limited, and in certain instances, lifetime credit recourse on the loans that serve as collateral for the mortgage-backed securities. The Corporation has not sold any mortgage loans subject to credit recourse since 2009. At June 30, 2014 the Corporation serviced $ 2.3 billion (December 31, 2013 - $ 2.5 billion) in residential mortgage loans subject to credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Corporation is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Corporation would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six months ended June 30, 2014, the Corporation repurchased approximately $ 21 million and $ 48 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions (June 30, 2013 - $ 36 million and $ 66 million, respectively). In the event of nonperformance by the borrower, the Corporation has rights to the underlying collateral securing the mortgage loan. The Corporation suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At June 30, 2014 the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $ 48 million (December 31, 2013 - $ 41 million).

The following table shows the changes in the Corporation’s liability of estimated losses related to loans serviced with credit recourse provisions during the quarters and six month periods ended June 30, 2014 and 2013.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$45,809	$47,983	$41,463	$51,673
Provision for recourse liability	7,984	6,688	19,026	10,785
Net charge-offs / terminations	(5,901)	(8,779)	(12,597)	(16,566)

Balance as of end of period	$47,892	$45,892	$47,892	$45,892

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

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico group conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under BPPR’s representation and warranty arrangements for the six months ended June 30, 2014 approximated $ 2.2 million, in unpaid principal balance, with losses amounting to $ 1.6 million, and $ 3.0 million and $ 0.5 million, respectively, for the same period of 2013.

A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representations and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except to any claim asserted prior to such termination date. The reserve balance has been maintained to cover claims received from the purchaser, which are currently being evaluated.

During the quarter ended March 31, 2013, the Corporation established a reserve for certain specific representations and warranties made in connection with BPPR’s sale of commercial and construction loans, and commercial and single family real estate owned. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $18.0 million. BPPR is not required to repurchase any of the assets. BPPR recognized a reserve of approximately $10.7 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. During the quarter ended March 31, 2014, the Corporation released $2.0 million based on an evaluation of claims received under this clause.

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and representations and warranties related to loans sold by BPPR for the quarters and six months ended June 30, 2014 and 2013.

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$23,731	$17,603	$26,261	$7,587
Additions for new sales	—	3,047	—	13,747
Provision (reversal) for representation and warranties	(1,647)	415	(2,663)	125
Net charge-offs / terminations	(504)	(106)	(2,018)	(500)

Balance as of end of period	$21,580	$20,959	$21,580	$20,959

In addition, at June 30, 2014, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. These loans were sold to investors on a servicing released basis subject to certain representation and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2014, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $ 5 million, which was included as part of other liabilities in the consolidated statement of financial condition (December 31, 2013 - $ 7 million). E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2014, the Corporation serviced $ 16.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse (December 31, 2013 - $ 16.3 billion). The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $24 million (December 31, 2013 - $29 million). To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries amounting to $ 0.2 billion at June 30, 2014 (December 31, 2013 - $ 0.2 billion). In addition, at June 30, 2014 and December 31, 2013, PIHC fully and unconditionally guaranteed on a subordinated basis $ 1.4 billion of capital securities (trust preferred securities) issued by wholly-owned issuing trust entities to the extent set forth in the applicable guarantee agreement. Refer to Note 20 to the consolidated financial statements for further information on the trust preferred securities.

Note 24 – Commitments and contingencies

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

Financial instruments with off-balance sheet credit risk, whose contract amounts represent potential credit risk as of the end of the periods presented were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit:
Credit card lines	$4,559,678	$4,594,676
Commercial lines of credit	2,095,220	2,569,377
Other unused credit commitments	287,027	326,874
Commercial letters of credit	4,621	3,059
Standby letters of credit	47,762	78,948
Commitments to originate or fund mortgage loans	32,707	47,722

Balances for the financial instruments presented in the above table as of June 30, 2014 are presented excluding discontinued operations.

At June 30, 2014, the Corporation maintained a reserve of approximately $6 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit (December 31, 2013 - $7 million).

Other commitments

At June 30, 2014, the Corporation also maintained other non-credit commitments for $10 million, primarily for the acquisition of other investments (December 31, 2013 - $10 million).

Business concentration

Since the Corporation’s business activities are currently concentrated primarily in Puerto Rico, its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy and, in particular, the residential and commercial real estate markets. The concentration of the Corporation’s operations in Puerto Rico exposes it to greater risk than other banking companies with a wider geographic base. Its asset and revenue composition by geographical area is presented in Note 36 to the consolidated financial statements.

At June 30, 2014, the Corporation’s direct exposure to the Puerto Rico government and its instrumentalities and municipalities amounted to $833 million, of which approximately $709 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $570 million consists of loans and $139 million are securities ($789 million and $161 million at December 31, 2013). Of this amount, $272 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $437 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality.

In addition, at June 30, 2014, the Corporation had $360 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $279 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $48 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $33 million of industrial development notes ($52 million and $34 million at December 31, 2013).

Other contingencies

As indicated in Note 11 to the consolidated financial statements, as part of the loss sharing agreements related to the Westernbank FDIC-assisted transaction, the Corporation agreed to make a true-up payment to the FDIC on the date that is 45 days following the last day of the final shared loss month, or upon the final disposition of all covered assets under the loss sharing agreements in the event losses on the loss sharing agreements fail to reach expected levels. The fair value of the true-up payment obligation was estimated at $128 million at June 30, 2014 (December 31, 2013 - $128 million).

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes and estimates that the aggregate range of reasonably possible losses (with respect to those matters where such limits may be determined, in excess of amounts accrued), for current legal proceedings ranges from $0 to approximately $43.5 million as of June 30, 2014. For certain other cases, management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On May 5, 2014, a putative class action captioned Nora Fernandez, et al. v. UBS, et al. was filed in the United States District Court for the Southern District of New York on behalf of investors in 23 Puerto Rico closed-end investment companies against various UBS entities, Banco Popular de Puerto Rico and Popular Securities. UBS Financial Services Incorporated of Puerto Rico is the sponsor and co-sponsor of all 23 funds, while Banco Popular de Puerto Rico was co-sponsor, together with UBS, of nine funds. The plaintiffs allege breach of fiduciary duties, aiding and abetting breach of fiduciary duty and breach of contract against all defendants. The complaint seeks unspecified damages, including disgorgement of fees and attorneys’ fees. On May 30, 2014, plaintiffs requested the voluntary dismissal of their class action in the SDNY and on that same date, they filed a virtually identical complaint in the US District Court for the District of Puerto Rico (USDC-PR) and requested that the case be consolidated with the matter of In re: UBS Financial Services Securities Litigation, a class action currently pending before the USDC-PR in which neither BPPR nor Popular Securities are parties. Recently, the UBS defendants filed an opposition to the consolidation request and demanded that the case be transferred back to the SDNY on the ground that the relevant agreements between the parties contain a clear and unambiguous choice of forum clause, with New York as the selected forum. The Popular defendants joined this motion. The motion remains pending to date.

On May 6, 2014, a putative class action captioned David Alvarez, et al. v. Banco Popular North America was filed in the Superior Court of the State of California for the County of Los Angeles. Plaintiffs generally assert that BPNA has engaged in purported violations of §2954.8(a) of the California Civil Code and §17200 et seq. of the California Business Professions Code, which allegedly require financial institutions that make loans secured by certain types of real property located within the state of California to pay interest to borrowers on impound account deposits at a statutory rate of not less than two percent (2%). Plaintiffs maintain that BPNA has not paid interest on such deposits and demand that BPNA be enjoined from engaging in further violations of these provisions and pay an unspecified amount of damages sufficient to repay the unpaid interest on these deposits. PHH Corporation, which acquired the loans at issue in this complaint, has tentatively agreed to indemnify and tender a defense on behalf of BPNA. The court recently entered an order staying all substantive activity, including any responsive pleading, until the initial conference scheduled for August 22, 2014.

Other Matters

The declines in Puerto Rico municipal bonds and closed-end investment companies that invest primarily in Puerto Rico municipal obligations since August 2013 have led to regulatory inquiries, customer complaints and arbitrations for most broker-dealers in Puerto Rico, including Popular Securities LLC, a wholly owned subsidiary of the Corporation (“Popular Securities”). Popular Securities has received customer complaints and is named as a respondent (among other broker-dealers) in arbitration proceedings with aggregate claimed damages of approximately $71.5 million, including one arbitration with claimed damages of $60 million in which two other Puerto Rico broker-dealers are co-defendants, in connection with customers who own such securities. The proceedings are in their early stages and it is the view of the Corporation that Popular Securities has meritorious defenses to the claims asserted.

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

Other Significant Proceedings

As described under “Note 11 – FDIC loss share asset and true-up payment obligation”, in connection with the Westernbank FDIC-assisted transaction, on April 30, 2010, BPPR entered into loss share agreements with the FDIC with respect to the covered loans and other real estate owned that it acquired in the transaction. Pursuant to the terms of the loss share agreements, the FDIC’s obligation to reimburse BPPR for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC reimburses BPPR for 80% of losses with respect to covered assets, and BPPR reimburses the FDIC for 80% of recoveries with respect to losses for which the FDIC paid 80% reimbursement under those loss share agreements. The loss share agreements contain specific terms and conditions regarding the management of the covered assets that BPPR must follow in order to receive reimbursement for losses from the FDIC. BPPR believes that it has complied with such terms and conditions. The loss share agreement applicable to the commercial late stage real-estate-collateral-dependent loans described below provides for loss sharing by the FDIC through the quarter ending June 30, 2015 and for reimbursement to the FDIC through the quarter ending June 30, 2018.

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to calculate shared-loss claims for quarters subsequent to June 30, 2012 in accordance with its charge off policy for non-covered assets. As of June 30, 2014, BPPR had unreimbursed shared-loss claims of $369.4 million under the commercial loss share agreement with the FDIC. On July 25, 2014, BPPR received a payment of $66.3 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $303.1 million. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $156.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim includes requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing date has been set for October 2014.

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

Note 25 – Non-consolidated variable interest entities

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

ASU 2009-17 requires that an ongoing primary beneficiary assessment should be made to determine whether the Corporation is the primary beneficiary of any of the VIEs it is involved with. The conclusion on the assessment of these trusts and guaranteed mortgage securitization transactions has not changed since their initial evaluation. The Corporation concluded that it is still not the primary beneficiary of these VIEs, and therefore, these VIEs are not required to be consolidated in the Corporation’s financial statements at June 30, 2014.

The Corporation holds variable interests in these VIEs in the form of agency mortgage-backed securities and collateralized mortgage obligations, including those securities originated by the Corporation and those acquired from third parties. Additionally, the Corporation holds agency mortgage-backed securities, agency collateralized mortgage obligations and private label collateralized mortgage obligations issued by third party VIEs in which it has no other form of continuing involvement. Refer to Note 27 to the consolidated financial statements for additional information on the debt securities outstanding at June 30, 2014 and December 31, 2013, which are classified as available-for-sale and trading securities in the Corporation’s consolidated statements of financial condition. In addition, the Corporation may retain the right to service the transferred loans in those government-sponsored special purpose entities (“SPEs”) and may also purchase the right to service loans in other government-sponsored SPEs that were transferred to those SPEs by a third-party. Pursuant to ASC Subtopic 810-10, the servicing fees that the Corporation receives for its servicing role are considered variable interests in the VIEs since the servicing fees are subordinated to the principal and interest that first needs to be paid to the mortgage-backed securities’ investors and to the guaranty fees that need to be paid to the federal agencies.

The following table presents the carrying amount and classification of the assets related to the Corporation’s variable interests in non-consolidated VIEs and the maximum exposure to loss as a result of the Corporation’s involvement as servicer with non-consolidated VIEs at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Assets
Servicing assets:
Mortgage servicing rights	$108,418	$113,437

Total servicing assets	$108,418	$113,437

Other assets:
Servicing advances	$2,075	$1,416

Total other assets	$2,075	$1,416

Total assets	$110,493	$114,853

Maximum exposure to loss	$110,493	$114,853

The size of the non-consolidated VIEs, in which the Corporation has a variable interest in the form of servicing fees, measured as the total unpaid principal balance of the loans, amounted to $9 billion at June 30, 2014 (December 31, 2013 - $9.2 billion).

Maximum exposure to loss represents the maximum loss, under a worst case scenario, that would be incurred by the Corporation, as servicer for the VIEs, assuming all loans serviced are delinquent and that the value of the Corporation’s interests and any associated collateral declines to zero, without any consideration of recovery. The Corporation determined that the maximum exposure to loss includes the fair value of the MSRs and the assumption that the servicing advances at June 30, 2014 and December 31, 2013, will not be recovered. The agency debt securities are not included as part of the maximum exposure to loss since they are guaranteed by the related agencies.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PRLP 2011 Holdings, LLC, and its maximum exposure to loss at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$—	$3,233
Advances under the working capital line	518	390
Advances under the advance facility	7,392	16,024

Total loans held-in-portfolio	$7,910	$19,647

Accrued interest receivable	$30	$65
Other assets:
Investment in PRLP 2011 Holdings LLC	$24,818	$26,596

Total assets	$32,758	$46,308

Deposits	$(3,596)	$(3,621)

Total liabilities	$(3,596)	$(3,621)

Total net assets	$29,162	$42,687

Maximum exposure to loss	$29,162	$42,687

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

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

The following table presents the carrying amount and classification of the assets and liabilities related to the Corporation’s variable interests in the non-consolidated VIE, PR Asset Portfolio 2013-1 International, LLC, and its maximum exposure to loss at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Assets
Loans held-in-portfolio:
Acquisition loan	$122,536	$157,660
Advances under the working capital line	1,099	1,196
Advances under the advance facility	6,968	1,427

Total loans held-in-portfolio	$130,603	$160,283

Accrued interest receivable	$362	$436
Other assets:
Investment in PR Asset Portfolio 2013-1 International, LLC	$32,079	$30,478

Total assets	$163,044	$191,197

Deposits	$(20,871)	$(20,808)

Total liabilities	$(20,871)	$(20,808)

Total net assets	$142,173	$170,389

Maximum exposure to loss	$142,173	$170,389

The Corporation determined that the maximum exposure to loss under a worst case scenario at June 30, 2014 would be not recovering the carrying amount of the acquisition loan, the advances on the advance facility and working capital line, if any, and the equity interest held by the Corporation, net of the deposits.

Note 26 – Related party transactions with affiliated company / joint venture

EVERTEC

The Corporation has an investment in EVERTEC, Inc. (“EVERTEC”), which provides various processing and information technology services to the Corporation and its subsidiaries and gives BPPR access to the ATH network owned and operated by EVERTEC. As of June 30, 2014, the Corporation’s stake in EVERTEC is of 14.8%. The investment in EVERTEC is accounted for under the equity method and is evaluated for impairment if events or circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. Refer to Note 31 “Related party transactions” to the consolidated financial statements included in the Corporation’s 2013 Annual Report for details.

The Corporation received $ 2.3 million in dividend distributions during the six months ended June 30, 2014 from its investments in EVERTEC’s holding company and none during the six months ended June 30, 2013. The Corporation’s equity in EVERTEC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2014	December 31, 2013
Equity investment in EVERTEC	$22,159	$19,931

The Corporation had the following financial condition balances outstanding with EVERTEC at June 30, 2014 and December 31, 2013. Items that represent liabilities to the Corporation are presented with parenthesis.

(In thousands)	June 30, 2014	December 31, 2013
Accounts receivable (Other assets)	3,730	8,634
Deposits	(16,971)	(14,289)
Accounts payable (Other liabilities)	(16,594)	(15,862)

Net total	$(29,835)	$(21,517)

The Corporation’s proportionate share of income or loss from EVERTEC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of EVERTEC’s income (loss) and changes in stockholders’ equity for the quarters and six months ended June 30, 2014 and 2013.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of income from the investment in EVERTEC	$2,553	$5,332
Share of other changes in EVERTEC’s stockholders’ equity	83	321

Share of EVERTEC’s changes in equity recognized in income	$2,636	$5,653

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of loss from the investment in EVERTEC	(18,652)	(17,545)
Share of other changes in EVERTEC’s stockholders’ equity	37,722	36,067

Share of EVERTEC’s changes in equity recognized in income	$19,070	$18,522

The following tables present the transactions and service payments between the Corporation and EVERTEC (as an affiliate) and their impact on the results of operations for the quarters and six months ended June 30, 2014 and 2013. Items that represent expenses to the Corporation are presented with parenthesis.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest expense on deposits	(19)	(39)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,709	13,128	Other service fees
Rental income charged to EVERTEC	1,750	3,427	Net occupancy
Processing fees on services provided by EVERTEC	(38,877)	(77,639)	Professional fees
Other services provided to EVERTEC	233	454	Other operating expenses

Total	$(30,204)	$(60,669)

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to EVERTEC	$1,638	$2,491	Interest income
Interest income on investment securities issued by EVERTEC	306	1,269	Interest income
Interest expense on deposits	(30)	(57)	Interest expense
ATH and credit cards interchange income from services to EVERTEC	6,364	12,389	Other service fees
Debt prepayment penalty paid by EVERTEC	5,856	5,856	Net gain (loss) and valuation adjustments on investment securities
Consulting agreements fees paid by EVERTEC	9,854	9,854	Other operating income
Rental income charged to EVERTEC	1,683	3,364	Net occupancy
Processing fees on services provided by EVERTEC	(38,399)	(76,275)	Professional fees
Other services provided to EVERTEC	226	430	Other operating expenses

Total	$(12,502)	$(40,679)

EVERTEC has a letter of credit issued by BPPR, for an amount of $ 3.6 million at June 30, 2014 (December 31, 2013 - $ 3.6 million). The Corporation also agreed to maintain outstanding this letter of credit for a 5-year period which expires on September 30, 2015. EVERTEC and the Corporation entered into a Reimbursement Agreement, in which EVERTEC will reimburse the Corporation for any losses incurred by the Corporation in connection with the performance bonds and the letter of credit. Possible losses resulting from these agreements are considered insignificant.

PRLP 2011 Holdings LLC

As indicated in Note 25 to the consolidated financial statements, the Corporation holds a 24.9% equity interest in PRLP 2011 Holdings LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PRLP 2011 Holdings, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2014	December 31, 2013
Equity investment in PRLP 2011 Holdings, LLC	$24,818	$26,596

The Corporation had the following financial condition balances outstanding with PRLP 2011 Holdings, LLC at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Loans	$7,910	$19,647
Accrued interest receivable	30	65
Deposits (non-interest bearing)	(3,596)	(3,621)

Net total	$4,344	$16,091

The Corporation’s proportionate share of income or loss from PRLP 2011 Holdings, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PRLP 2011 Holdings, LLC for the quarters ended June 30, 2014 and 2013.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of loss from the equity investment in PRLP 2011 Holdings, LLC	$(32)	$(1,778)

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of income from the equity investment in PRLP 2011 Holdings, LLC	$733	$2,730

The following table presents transactions between the Corporation and PRLP 2011 Holdings, LLC and their impact on the Corporation’s results of operations for the quarters and six months ended June 30, 2014 and 2013.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$99	$271	Interest income

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to PRLP 2011 Holdings, LLC	$277	$674	Interest income

PR Asset Portfolio 2013-1 International, LLC

As indicated in Note 25 to the consolidated financial statements, effective March 2013 the Corporation holds a 24.9% equity interest in PR Asset Portfolio 2013-1 International, LLC and currently provides certain financing to the joint venture as well as holds certain deposits from the entity.

The Corporation’s equity in PR Asset Portfolio 2013-1 International, LLC is presented in the table which follows and is included as part of “other assets” in the consolidated statements of financial condition.

(In thousands)	June 30, 2014	December 31, 2013
Equity investment in PR Asset Portfolio 2013-1 International, LLC	$32,079	$30,478

The Corporation had the following financial condition balances outstanding with PR Asset Portfolio 2013-1 International, LLC, at June 30, 2014 and December 31, 2013.

(In thousands)	June 30, 2014	December 31, 2013
Loans	$130,603	$160,283
Accrued interest receivable	362	436
Deposits	(20,871)	(20,808)

Net total	$110,094	$139,911

The Corporation’s proportionate share of income or loss from PR Asset Portfolio 2013-1 International, LLC is included in other operating income in the consolidated statements of operations. The following table presents the Corporation’s proportionate share of income (loss) from PR Asset Portfolio 2013-1 International, LLC for the quarter and six months ended June 30, 2014 and 2013.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014
Share of income from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$161	$1,450

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013
Share of loss from the equity investment in PR Asset Portfolio 2013-1 International, LLC	$(2,303)	$(2,303)

The following table presents transactions between the Corporation and PR Asset Portfolio 2013-1 International, LLC and their impact on the Corporation’s results of operations for the quarter ended June 30, 2014 and 2013.

(In thousands)	Quarter ended June 30, 2014	Six months ended June 30, 2014	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$1,082	$2,344	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	—	70	Other service fees

Total	$1,082	$2,414

(In thousands)	Quarter ended June 30, 2013	Six months ended June 30, 2013	Category
Interest income on loan to PR Asset Portfolio 2013-1 International, LLC	$116	$116	Interest income
Servicing fee paid by PR Asset Portfolio 2013-1 International, LLC	45	45	Other service fees

Total	$161	$161

Note 27 – Fair value measurement

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

Fair Value on a Recurring and Nonrecurring Basis

The following fair value hierarchy tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 and on a nonrecurring basis in periods subsequent to initial recognition for the six months ended June 30, 2014 and 2013:

At June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$27,729	$—	$27,729
Obligations of U.S. Government sponsored entities	—	2,217,230	—	2,217,230
Obligations of Puerto Rico, States and political subdivisions	—	69,171	—	69,171
Collateralized mortgage obligations—federal agencies	—	2,303,472	—	2,303,472
Collateralized mortgage obligations—private label	—	130	—	130
Mortgage-backed securities	—	1,013,879	6,169	1,020,048
Equity securities	213	4,130	—	4,343
Other	—	11,869	—	11,869

Total investment securities available-for-sale	$213	$5,647,610	$6,169	$5,653,992

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$8,197	$—	$8,197

Collateralized mortgage obligations	—	351	1,494	1,845
Mortgage-backed securities—federal agencies	—	309,280	7,802	317,082
Other	—	17,389	1,283	18,672

Total trading account securities	$—	$335,217	$10,579	$345,796

Mortgage servicing rights	$—	$—	$151,951	$151,951
Derivatives	—	27,586	—	27,586

Total assets measured at fair value on a recurring basis	$213	$6,010,413	$168,699	$6,179,325

Liabilities
Derivatives	$—	$(25,611)	$—	$(25,611)
Contingent consideration	—	—	(127,551)	(127,551)

Total liabilities measured at fair value on a recurring basis	$—	$(25,611)	$(127,551)	$(153,162)

At December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
RECURRING FAIR VALUE MEASUREMENTS
Assets
Investment securities available-for-sale:
U.S. Treasury securities	$—	$28,482	$—	$28,482
Obligations of U.S. Government sponsored entities	—	1,629,205	—	1,629,205
Obligations of Puerto Rico, States and political subdivisions	—	66,377	—	66,377
Collateralized mortgage obligations—federal agencies	—	2,418,296	—	2,418,296
Collateralized mortgage obligations—private label	—	513	—	513
Mortgage-backed securities	—	1,129,118	6,523	1,135,641
Equity securities	412	3,704	—	4,116
Other	—	12,170	—	12,170

Total investment securities available-for-sale	$412	$5,287,865	$6,523	$5,294,800

Trading account securities, excluding derivatives:
Obligations of Puerto Rico, States and political subdivisions	$—	$7,586	$—	$7,586
Collateralized mortgage obligations	—	426	1,423	1,849
Mortgage-backed securities—federal agencies	—	302,952	9,799	312,751
Other	—	15,545	1,929	17,474

Total trading account securities	$—	$326,509	$13,151	$339,660

Mortgage servicing rights	$—	$—	$161,099	$161,099
Derivatives	—	34,793	—	34,793

Total assets measured at fair value on a recurring basis	$412	$5,649,167	$180,773	$5,830,352

Liabilities
Derivatives	$—	$(32,378)	$—	$(32,378)
Contingent consideration	—	—	(128,299)	(128,299)

Total liabilities measured at fair value on a recurring basis	$—	$(32,378)	$(128,299)	$(160,677)

Six months ended June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$77,279	$77,279	$(18,232)
Loans held-for-sale[2]	—	—	—	—	(38)
Other real estate owned[3]	—	4,200	35,959	40,159	(14,276)
Other foreclosed assets[3]	—	—	817	817	(733)

Total assets measured at fair value on a nonrecurring basis	$—	$4,200	$114,055	$118,255	$(33,279)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35. Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

Six months ended June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
NONRECURRING FAIR VALUE MEASUREMENTS
Assets					Write-downs
Loans[1]	$—	$—	$40,801	$40,801	$(22,048)
Loans held-for-sale[2]	—	—	—	—	(364,820)
Other real estate owned[3]	—	14,788	44,405	59,193	(22,164)
Other foreclosed assets[3]	—	—	230	230	(69)

Total assets measured at fair value on a nonrecurring basis	$—	$14,788	$85,436	$100,224	$(409,101)

[1]	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC Section 310-10-35.Costs to sell are excluded from the reported fair value amount.
[2]	Relates to lower of cost or fair value adjustments on loans held-for-sale and loans transferred from loans held-in-portfolio to loans held-for-sale. Costs to sell are excluded from the reported fair value amount.
[3]	Represents the fair value of foreclosed real estate and other collateral owned that were written down to their fair value. Costs to sell are excluded from the reported fair value amount.

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarters and six months ended June 30, 2014 and 2013.

Quarter ended June 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2014	$6,379	$1,561	$8,301	$1,715	$156,529	$174,485	$(126,345)	$(126,345)
Gains (losses) included in earnings	(1)	(1)	(75)	(432)	(7,740)	(8,249)	(1,206)	(1,206)
Gains (losses) included in OCI	(39)	—	—	—	—	(39)	—	—
Additions	—	—	500	—	3,164	3,664	—	—
Settlements	(170)	(66)	(924)	—	(2)	(1,162)	—	—

Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2014	$—	$(1)	$(41)	$(394)	$(2,818)	$(3,254)	$(1,206)	$(1,206)

Six months ended June 30, 2014
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2014	$6,523	$1,423	$9,799	$1,929	$161,099	$180,773	$(128,299)	$(128,299)
Gains (losses) included in earnings	(3)	(11)	(114)	(646)	(15,836)	(16,610)	(38)	(38)
Gains (losses) included in OCI	(81)	—	—	—	—	(81)	—	—
Additions	—	263	651	—	6,692	7,606	—	—
Sales	—	—	(1,109)	—	—	(1,109)	—	—
Settlements	(270)	(181)	(1,425)	—	(4)	(1,880)	786	786

Balance at June 30, 2014	$6,169	$1,494	$7,802	$1,283	$151,951	$168,699	$(127,551)	$(127,551)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2014	$—	$(8)	$(65)	$(530)	$(5,842)	$(6,445)	$(38)	$(38)

Quarter ended June 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at March 31, 2013	$7,043	$2,025	$10,937	$2,143	$153,949	$176,097	$(118,777)	$(118,777)
Gains (losses) included in earnings	(2)	(3)	(83)	(101)	(5,126)	(5,315)	(476)	(476)
Gains (losses) included in OCI	(85)	—	—	—	—	(85)	—	—
Additions	—	20	231	—	5,050	5,301	—	—
Sales	—	(324)	—	—	—	(324)	—	—
Settlements	(200)	(65)	(750)	—	(429)	(1,444)	—	—

Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2013	$—	$1	$(14)	$48	$2,569	$2,604	$(476)	$(476)

Six months ended June 30, 2013
(In thousands)	MBS classified as investment securities available- for-sale	CMOs classified as trading account securities	MBS classified as trading account securities	Other securities classified as trading account securities	Mortgage servicing rights	Total assets	Contingent consideration	Total liabilities
Balance at January 1, 2013	$7,070	$2,499	$11,818	$2,240	$154,430	$178,057	$(112,002)	$(112,002)
Gains (losses) included in earnings	(3)	1	(174)	(198)	(10,741)	(11,115)	(7,251)	(7,251)
Gains (losses) included in OCI	(86)	—	—	—	—	(86)	—	—
Additions	—	25	258	—	10,197	10,480	—	—
Sales	—	(699)	—	—	—	(699)	—	—
Settlements	(225)	(173)	(1,567)	—	(442)	(2,407)	—	—

Balance at June 30, 2013	$6,756	$1,653	$10,335	$2,042	$153,444	$174,230	$(119,253)	$(119,253)

Changes in unrealized gains (losses) included in earnings relating to assets still held at June 30, 2013	$—	$3	$(45)	$(7)	$4,013	$3,964	$(7,251)	$(7,251)

There were no transfers in and / or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the quarters and six months ended June 30, 2014 and 2013.

Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2014 and 2013 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2014		Six months ended June 30, 2014
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(1)	$—	$(3)	$—
FDIC loss share (expense) income	(1,206)	(1,206)	(38)	(38)
Mortgage banking activities	(7,740)	(2,818)	(15,836)	(5,842)
Trading account profit (loss)	(508)	(436)	(771)	(603)

Total	$(9,455)	$(4,460)	$(16,648)	$(6,483)

	Quarter ended June 30, 2013		Six months ended June 30, 2013
(In thousands)	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date	Total gains (losses) included in earnings	Changes in unrealized gains (losses) relating to assets still held at reporting date
Interest income	$(2)	$—	$(3)	$—
FDIC loss share (expense) income	(476)	(476)	(7,251)	(7,251)
Mortgage banking activities	(5,126)	2,569	(10,741)	4,013
Trading account profit (loss)	(187)	35	(371)	(49)

Total	$(5,791)	$2,128	$(18,366)	$(3,287)

The following table includes quantitative information about significant unobservable inputs used to derive the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Corporation such as prices of prior transactions and/or unadjusted third-party pricing sources.

(In thousands)	Fair value at June 30, 2014			Valuation technique	Unobservable inputs	Weighted average (range)
CMO’s - trading	$1,494			Discounted cash flow model	Weighted average life	2.3 years (0.7 - 5.1 years)
					Yield	3.9% (1.5% - 4.7%)
					Constant prepayment rate	23.8% (19.5% - 26.2%)
Other - trading	$842			Discounted cash flow model	Weighted average life	5.5 years
					Yield	12.2%
					Constant prepayment rate	10.8%
Mortgage servicing rights	$151,951			Discounted cash flow model	Prepayment speed	8.3% (5.7% - 23.9%)
					Weighted average life	12.0 years (4.2 - 17.7 years)
					Discount rate	11.3% (9.5% - 15.0%)
Contingent consideration	$(127,551)			Discounted cash flow model	Credit loss rate on covered loans	8.5% (0.0% - 100.0%)
					Risk premium component
					of discount rate	5.0%
Loans held-in-portfolio	$76,619	[1	]	External appraisal	Haircut applied on
					external appraisals	15.7% (15.0% - 35.0%)
Other real estate owned	$15,006	[2	]	External appraisal	Haircut applied on
					external appraisals	11.6% (5.0% -35.0%)

[1]	Loans held-in-portfolio in which haircuts were not applied to external appraisals were excluded from this table.
[2]	Other real estate owned in which haircuts were not applied to external appraisals were excluded from this table.

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

Note 28 – Fair value of financial instruments

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

The fair values reflected herein have been determined based on the prevailing interest rate environment at June 30, 2014 and December 31, 2013, as applicable. In different interest rate environments, fair value estimates can differ significantly, especially for certain fixed rate financial instruments. In addition, the fair values presented do not attempt to estimate the value of the Corporation’s fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation’s value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Following is a description of the Corporation’s valuation methodologies and inputs used to estimate the fair values for each class of financial assets and liabilities not measured at fair value, but for which the fair value is disclosed. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments disclosed do not represent management’s estimate of the underlying value of the Corporation. For a description of the valuation methodologies and inputs used to estimate the fair value for each class of financial assets and liabilities measured at fair value, refer to Note 27.

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

Investment securities held-to-maturity

•	Obligations of Puerto Rico, States and political subdivisions: Municipal bonds include Puerto Rico public municipalities debt and bonds collateralized by second mortgages under the Home Purchase Stimulus Program. Puerto Rico public municipalities debt was valued internally based on benchmark treasury notes and a credit spread derived from comparable Puerto Rico government trades and recent issuances. Puerto Rico public municipalities debt is classified as Level 3. Given that the fair value of municipal bonds collateralized by second mortgages was based on internal yield and prepayment speed assumptions, these municipal bonds are classified as Level 3.

•	Agency collateralized mortgage obligation: The fair value of the agency collateralized mortgage obligation (“CMO”), which is guaranteed by GNMA, was based on internal yield and prepayment speed assumptions. This agency CMO is classified as Level 3.

•	Other: Other securities include foreign and corporate debt. Given that the fair value was based on quoted prices for similar instruments, foreign debt is classified as Level 2. The fair value of corporate debt, which is collateralized by municipal bonds of Puerto Rico, was internally derived from benchmark treasury notes and a credit spread based on comparable Puerto Rico government trades, similar securities, and/or recent issuances. Corporate debt is classified as Level 3.

Other investment securities

•	Federal Home Loan Bank capital stock: Federal Home Loan Bank (FHLB) capital stock represents an equity interest in the FHLB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the excess stock is repurchased by the FHLB at its par value, the carrying amount of FHLB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Federal Reserve Bank capital stock: Federal Reserve Bank (FRB) capital stock represents an equity interest in the FRB of New York. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. Since the canceled stock is repurchased by the FRB for the amount of the cash subscription paid, the carrying amount of FRB capital stock approximates fair value. Thus, these stocks are classified as Level 2.

•	Trust preferred securities: These securities represent the equity-method investment in the common stock of these trusts. Book value is the same as fair value for these securities since the fair value of the junior subordinated debentures is the same amount as the fair value of the trust preferred securities issued to the public. The equity-method investment in the common stock of these trusts is classified as Level 2, except for that of Popular Capital Trust III (Troubled Asset Relief Program) which is classified as Level 3. Refer to Note 20 for additional information on these trust preferred securities.

•	Other investments: Other investments include private equity method investments and Visa Class B common stock held by the Corporation. Since there are no observable market values, private equity method investments are classified as Level 3. The Visa Class B common stock was priced by applying the quoted price of Visa Class A common stock, net of a liquidity adjustment, to the as converted number of Class A common shares since these Class B common shares are restricted and not convertible to Class A common shares until pending litigation is resolved. Thus, these stocks are classified as Level 3.

Loans held-for-sale

The fair value of certain impaired loans held-for-sale was based on a discounted cash flow model that assumes that no principal payments are received prior to the effective average maturity date, that the outstanding unpaid principal balance is reduced by a monthly net loss rate, and that the remaining unpaid principal balance is received as a lump sum principal payment at the effective average maturity date. The remaining unpaid principal balance expected to be received, which is based on the prior 12-month cash payment experience of these loans and their expected collateral recovery, was discounted using the interest rate currently offered to clients for the origination of comparable loans. These loans were classified as Level 3. As of June 30, 2014, no loans were valued under this methodology. For loans held-for-sale originated with the intent to sell in the secondary market, its fair value was determined using similar characteristics of loans and secondary market prices assuming the conversion to mortgage-backed securities. Given that the valuation methodology uses internal assumptions based on loan level data, these loans are classified as Level 3. The fair value of certain other loans held-for-sale is based on bids received from potential buyers; binding offers; or external appraisals, net of internal adjustments and estimated costs to sell. Loans held-for-sale based on binding offers are classified as Level 2. Loans held-for-sale based on indicative offers and/or external appraisals are classified as Level 3.

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

	June 30, 2014
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$362,572	$362,572	$—	$—	$362,572
Money market investments	1,666,944	1,474,592	192,352	—	1,666,944
Trading account securities, excluding derivatives[1]	345,796	—	335,217	10,579	345,796
Investment securities available-for-sale[1]	5,653,992	213	5,647,610	6,169	5,653,992
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	112,676	—	—	101,906	101,906
Collateralized mortgage obligation-federal agency	104	—	—	96	96
Other	1,500	—	1,499	—	1,499

Total investment securities held-to-maturity	$114,280	$—	$1,499	$102,002	$103,501

Other investment securities:
FHLB stock	$64,021	$—	$64,021	$—	$64,021
FRB stock	87,981	—	87,981	—	87,981
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,926	—	—	4,501	4,501

Total other investment securities	$168,125	$—	$165,199	$5,501	$170,700

Loans held-for-sale	$97,010	$—	$5,361	$94,765	$100,126
Loans not covered under loss sharing agreement with the FDIC	19,108,978	—	—	17,879,517	17,879,517
Loans covered under loss sharing agreements with the FDIC	2,637,437	—	—	3,127,324	3,127,324
FDIC loss share asset	751,553	—	—	627,360	627,360
Mortgage servicing rights	151,951	—	—	151,951	151,951
Derivatives	27,586	—	27,586	—	27,586

	June 30, 2014
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:
Demand deposits	$17,232,379	$—	$17,232,379	$—	$17,232,379
Time deposits	7,668,773	—	7,709,103	—	7,709,103

Total deposits	$24,901,152	$—	$24,941,482	$—	$24,941,482

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,407,771	$—	$1,411,777	$—	$1,411,777
Structured repurchase agreements	666,905	—	714,897	—	714,897

Total assets sold under agreements to repurchase	$2,074,676	$—	$2,126,674	$—	$2,126,674

Other short-term borrowings[2]	$31,200	$—	$31,200	$—	$31,200
Notes payable:
FHLB advances	510,514	—	526,054	—	526,054
Medium-term notes	682	—	—	707	707
Unsecured senior debt securities	450,000	—	457,313	—	457,313
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	371,762	—	371,762
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	936,000	—	—	936,000	936,000
Others	23,093	—	—	23,093	23,093

Total notes payable	$2,360,089	$—	$1,355,129	$959,800	$2,314,929

Derivatives	$25,611	$—	$25,611	$—	$25,611

Contingent consideration	$127,551	$—	$—	$127,551	$127,551

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$6,941,925	$—	$—	$1,983	$1,983
Letters of credit	52,383	—	—	837	837

[1]	Refer to Note 27 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of short-term borrowings.

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Assets:
Cash and due from banks	$423,211	$423,211	$—	$—	$423,211
Money market investments	858,453	677,033	181,420	—	858,453
Trading account securities, excluding derivatives[1]	339,660	—	326,509	13,151	339,660
Investment securities available-for-sale[1]	5,294,800	412	5,287,865	6,523	5,294,800
Investment securities held-to-maturity:
Obligations of Puerto Rico, States and political subdivisions	113,881	—	—	94,712	94,712
Collateralized mortgage obligation-federal agency	115	—	—	122	122
Other	26,500	—	1,500	24,354	25,854

Total investment securities held-to-maturity	$140,496	$—	$1,500	$119,188	$120,688

Other investment securities:
FHLB stock	$85,245	$—	$85,245	$—	$85,245
FRB stock	80,385	—	80,385	—	80,385
Trust preferred securities	14,197	—	13,197	1,000	14,197
Other investments	1,925	—	—	4,699	4,699

Total other investment securities	$181,752	$—	$178,827	$5,699	$184,526

Loans held-for-sale	$110,426	$—	$3,155	$109,405	$112,560
Loans not covered under loss sharing agreement with the FDIC	21,073,403	—	—	19,070,337	19,070,337
Loans covered under loss sharing agreements with the FDIC	2,882,335	—	—	3,404,128	3,404,128
FDIC loss share asset	948,608	—	—	837,131	837,131
Mortgage servicing rights	161,099	—	—	161,099	161,099
Derivatives	34,793	—	34,793	—	34,793

	December 31, 2013
(In thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair value
Financial Liabilities:
Deposits:

Demand deposits	$18,399,793	$—	$18,399,793	$—	$18,399,793
Time deposits	8,311,352	—	8,367,410	—	8,367,410

Total deposits	$26,711,145	$—	$26,767,203	$—	$26,767,203

Assets sold under agreements to repurchase:
Securities sold under agreements to repurchase	$1,021,102	$—	$1,025,628	$—	$1,025,628
Structured repurchase agreements	638,190	—	694,422	—	694,422

Total assets sold under agreements to repurchase	$1,659,292	$—	$1,720,050	$—	$1,720,050

Other short-term borrowings[2]	$401,200	$—	$401,200	$—	$401,200
Notes payable:
FHLB advances	589,229	—	604,976	—	604,976
Medium-term notes	689	—	—	716	716
Junior subordinated deferrable interest debentures (related to trust preferred securities)	439,800	—	348,222	—	348,222
Junior subordinated deferrable interest debentures (Troubled Asset Relief Program)	531,540	—	—	1,006,638	1,006,638
Others	23,496	—	—	23,496	23,496

Total notes payable	$1,584,754	$—	$953,198	$1,030,850	$1,984,048

Derivatives	$32,378	$—	$32,378	$—	$32,378

Contingent consideration	$128,299	$—	$—	$128,299	$128,299

(In thousands)	Notional amount	Level 1	Level 2	Level 3	Fair value
Commitments to extend credit	$7,490,927	$—	$—	$2,571	$2,571
Letters of credit	82,007	—	—	901	901

[1]	Refer to Note 27 to the consolidated financial statements for the fair value by class of financial asset and its hierarchy level.
[2]	Refer to Note 18 to the consolidated financial statements for the composition of short-term borrowings.

Note 29 – Net (loss) income per common share

The following table sets forth the computation of net (loss) income per common share (“EPS”), basic and diluted, for the quarters and six months ended June 30, 2014 and 2013:

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2014	2013	2014	2013
Net (loss) income from continuing operations	$(329,585)	$312,170	$(263,081)	$182,127
Net (loss) income from discontinued operations	(181,729)	15,298	(161,824)	25,034
Preferred stock dividends	(931)	(931)	(1,862)	(1,861)
Deemed dividend on preferred stock	—	—	—	—

Net (loss) income applicable to common stock	$(512,245)	$326,537	$(426,767)	$205,300

Average common shares outstanding	102,781,438	102,620,295	102,790,545	102,642,329
Average potential dilutive common shares	—	297,052	—	315,407

Average common shares outstanding— assuming dilution	102,781,438	102,917,347	102,790,545	102,957,736

Basic EPS from continuing operations	$(3.21)	$3.03	$(2.58)	$1.76

Basic EPS from discontinued operations	$(1.77)	$0.15	$(1.57)	$0.24

Total Basic EPS	$(4.98)	$3.18	$(4.15)	$2.00

Diluted EPS from continuing operations	$(3.21)	$3.02	$(2.58)	$1.75

Diluted EPS from discontinued operations	$(1.77)	$0.15	$(1.57)	$0.24

Total Diluted EPS	$(4.98)	$3.17	$(4.15)	$1.99

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

For the quarter and six months ended June 30, 2014, there were 44,797 and 45,621 weighted average antidilutive stock options outstanding, respectively (June 30, 2013 – 103,291 and 104,266). Additionally as of June 30, 2014, the Corporation had outstanding a warrant issued to the U.S. Treasury to purchase 2,093,284 shares of common stock, which had an antidilutive effect at June 30, 2014. As discussed in Note 21, Stockholder’s Equity, this warrant was repurchased on July 23, 2014. Also for the quarter and six months ended June 30, 2014, the Corporation has 518,976 unvested restricted stocks outstanding that were antidilutive.

Note 30 – Other service fees

The caption of other services fees in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Debit card fees	$11,000	$10,395	$21,544	$20,460
Insurance fees	12,406	11,550	24,125	23,157
Credit card fees	16,985	16,265	33,068	31,819
Sale and administration of investment products	7,456	10,243	13,913	18,960
Trust fees	4,566	4,154	9,029	8,612
Other fees	4,055	4,672	7,607	9,215

Total other services fees	$56,468	$57,279	$109,286	$112,223

Note 31 – FDIC loss share (expense) income

The caption of FDIC loss share (expense) income in the consolidated statements of operations consists of the following major categories:

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Amortization of loss share indemnification asset	$(72,095)	$(38,557)	$(121,041)	$(78,761)
80% mirror accounting on credit impairment losses[1]	10,372	25,338	25,462	39,383
80% mirror accounting on reimbursable expenses	11,085	12,131	23,830	19,914
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(3,557)	(2,168)	(7,949)	(3,269)
80% mirror accounting on amortization of contingent liability on unfunded commitments	—	(193)	—	(386)
Change in true-up payment obligation	(1,206)	(476)	(38)	(7,251)
Other	140	170	269	349

Total FDIC loss share (expense) income	$(55,261)	$(3,755)	$(79,467)	$(30,021)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

During the second quarter of 2014, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by commercial loan pools. Though this will have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. This amortization is recognized over the shorter of the remaining life of the loan pools, which had an average life of approximately six years, or the indemnification asset, which as of June 30, 2014 is one year for commercial, construction and consumer loans and of six years for single-family residential mortgage loans.

Note 32 – Pension and postretirement benefits

The Corporation has a non-contributory defined benefit pension plan and supplementary pension benefit restoration plans for regular employees of certain of its subsidiaries. The accrual of benefits under the plans is frozen to all participants.

The components of net periodic pension cost for the periods presented were as follows:

	Pension Plan Quarters ended June 30,		Benefit Restoration Plans Quarters ended June 30,
(In thousands)	2014	2013	2014	2013
Interest Cost	$7,461	$6,966	$415	$373
Expected return on plan assets	(11,630)	(10,804)	(606)	(542)
Amortization of net loss	2,018	5,363	108	333

Total net periodic pension cost (benefit)	$(2,151)	$1,525	$(83)	$164

	Pension Plans Six months ended June 30,		Benefit Restoration Plans Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Interest Cost	$14,922	$13,932	$829	$746
Expected return on plan assets	(23,261)	(21,608)	(1,211)	(1,083)
Amortization of net loss	4,036	10,726	216	666

Total net periodic pension cost (benefit)	$(4,303)	$3,050	$(166)	$329

During the quarter ended June 30, 2014 the Corporation made a contribution to the benefit restoration plans of $13 thousand. The total contributions expected to be paid during the year 2014 for the pension and benefit restoration plans amount to approximately $51 thousand.

The Corporation also provides certain postretirement health care benefits for retired employees of certain subsidiaries. The table that follows presents the components of net periodic postretirement benefit cost.

	Postretirement Benefit Plan
	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$364	$564	$729	$1,128
Interest cost	1,712	1,712	3,423	3,424
Amortization of prior service cost	(950)	—	(1,900)	—
Amortization of net loss	—	473	—	946

Total net periodic postretirement benefit cost	$1,126	$2,749	$2,252	$5,498

Contributions made to the postretirement benefit plan for the quarter ended June 30, 2014 amounted to approximately $1.6 million. The total contributions expected to be paid during the year 2014 for the postretirement benefit plan amount to approximately $6.2 million.

Note 33 – Stock-based compensation

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

(Not in thousands)
Exercise price per share	Options outstanding	Weighted-average exercise price of options outstanding	Weighted-average remaining life of options outstanding in years	Options exercisable (fully vested)	Weighted-average exercise price of options exercisable
$ 272.00	44,797	$272.00	0.63	44,797	$272.00

There was no intrinsic value of options outstanding and exercisable at June 30, 2014 and 2013.

The following table summarizes the stock option activity and related information:

(Not in thousands)	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2012	160,986	$222.71
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(60,549)	171.42

Outstanding at December 31, 2013	100,437	$253.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(55,640)	238.85

Outstanding at June 30, 2014	44,797	$272.00

There was no stock option expense recognized for the quarters and six months ended June 30, 2014 and 2013.

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

Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service. The restricted shares granted consistent with the requirements of the TARP Interim Final Rule vest in two years from grant date.

The following table summarizes the restricted stock activity under the Incentive Plan for members of management.

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	491,223	$20.59
Granted	229,131	28.20
Vested	(131,324)	31.23
Forfeited	(3,783)	24.63

Non-vested at December 31, 2013	585,247	$21.16
Granted	235,112	29.56
Vested	(295,267)	18.57
Forfeited	(6,116)	30.87

Non-vested at June 30, 2014	518,976	$26.32

During the quarter ended June 30, 2014 and 2013, 129,329 shares of restricted stock (June 30, 2013 – 125,072) were awarded to management under the Incentive Plan, from which 56,549 shares (June 30, 2013 – 61,245) were awarded to management consistent with the requirements of the TARP Interim Final Rule. For the six-month period ended June 30, 2014, 235,112 shares of restricted stock (June 30, 2013 – 229,131) were awarded to management under the Incentive Plan, from which 162,332 shares (June 30, 2013 – 165,304) were awarded to management consistent with the requirements of the TARP Interim Final Rule.

During the quarter ended June 30, 2014, the Corporation recognized $ 1.7 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.3 million (June 30, 2013 - $ 1.3 million, with a tax benefit of $ 0.4 million). For the six-month period ended June 30, 2014, the Corporation recognized $ 3.0 million of restricted stock expense related to management incentive awards, with a tax benefit of $ 0.5 million (June 30, 2013 - $ 2.5 million, with a tax benefit of $ 0.8 million). For the six-month period ended June 30, 2014, the fair market value of the restricted stock vested was $5.4 million at grant date and $8.6 million at vesting date. This triggers a windfall, net of shortfalls, of $1.2 million of which $0.4 million was recorded as a windfall pool in additional paid in capital. No windfall pool was recorded for the remaining $0.8 million due to the valuation allowance of the deferred tax asset. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management at June 30, 2014 was $ 10.2 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock activity under the Incentive Plan for members of the Board of Directors:

(Not in thousands)	Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	20,930	29.43
Vested	(20,930)	29.43
Forfeited	—	—

Non-vested at December 31, 2013	—	$—
Granted	18,733	30.16
Vested	(18,733)	30.16
Forfeited	—	—

Non-vested at June 30, 2014	—	$—

During the quarter ended June 30, 2014, the Corporation granted 15,648 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2013 – 14,782). During this period, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $15 thousand (June 30, 2013 - $0.1 million, with a tax benefit of $46 thousand). For the six-month period ended June 30, 2014, the Corporation granted 18,733 shares of restricted stock to members of the Board of Directors of Popular, Inc., which became vested at grant date (June 30, 2013 – 17,186). During this period, the Corporation recognized $0.3 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $29 thousand (June 30, 2013 - $0.2 million, with a tax benefit of $91 thousand). The fair value at vesting date of the restricted stock vested during the six months ended June 30, 2014 for directors was $ 0.6 million.

Note 34 – Income taxes

The reason for the difference between the income tax expense (benefit) applicable to income before provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico, were as follows:

	Quarters ended
	June 30, 2014		June 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(130,147)	39%	$29,168	39%
Net benefit of net tax exempt interest income	(13,558)	4	(10,325)	(14)
Deferred tax asset valuation allowance	(7,211)	2	(2,958)	(4)
Non-deductible expenses	169,810	(50)	7,946	11
Difference in tax rates due to multiple jurisdictions	(4,293)	1	(2,588)	(3)
Initial adjustment in deferred tax due to change in tax rate	—	—	(215,600)	(288)
Effect of income subject to preferential tax rate[1]	(20,833)	6	(47,322)	(63)
Others	2,108	(1)	4,299	5

Income tax benefit	$(4,124)	1%	$(237,380)	(317)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

	Six months ended
	June 30, 2014		June 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(95,138)	39%	$(43,731)	39%
Net benefit of net tax exempt interest income	(24,944)	10	(19,876)	18
Deferred tax asset valuation allowance	(14,183)	6	(2,975)	3
Non-deductible expenses	178,129	(73)	15,759	(14)
Difference in tax rates due to multiple jurisdictions	(10,488)	4	(5,948)	5
Initial adjustment in deferred tax due to change in tax rate	—	—	(197,467)	176
Effect of income subject to preferential tax rate[1]	(18,555)	8	(45,313)	40
Others	4,319	(2)	5,294	(5)

Income tax expense (benefit)	$19,140	(8)%	$(294,257)	262%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax benefit amounted to $4.1 million for the quarter ended June 30, 2014, compared with $237.4 million for the same quarter of 2013. The decrease in income tax benefit was primarily due to the recognition during the second quarter of 2013 of $215.6 million in income tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as the result of the increase in the marginal tax rate from 30% to 39% per Act Number 40 of the Puerto Rico Internal Revenue Code applicable to taxable years beginning after December 31, 2012.

During the second quarter of 2014, the Corporation entered into a Closing Agreement with the Puerto Rico Department of Treasury. The Agreement, among other matters, was related to the income tax treatment of certain charge-offs related to the loans acquired from Westernbank as part of the FDIC assisted transaction in the year 2010. As a result of the Closing Agreement, the Corporation recorded a tax benefit of $23.4 million due to a reduction in the deferred tax liability associated with the Westernbank loan portfolio. Additionally, in connection with this Closing Agreement, the Corporation made an estimated tax payment of $45 million which will be used as a credit to offset future income tax liabilities. This benefit was partially offset by the negative impact of the deferred tax asset valuation allowance of $9.2 million recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued senior notes as explained below.

Income tax expense amounted to $19.1 million for the six months ended June 30, 2014, compared with an income tax benefit of $294.3 million for the same period of 2013. The increase in income tax expense was primarily due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as result of the increase in the marginal tax rate from 30% to 39% as mention above. In addition, during 2013 the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets net of the gain realized on the sale of EVERTEC’s common stocks.

On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation expects to recognize an income tax expense of approximately $20.0 million during the third quarter of 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

The following table presents the components of the Corporation’s deferred tax assets and liabilities.

(In thousands)	June 30, 2014	December 31, 2013
Deferred tax assets:
Tax credits available for carryforward	$8,691	$8,195
Net operating loss and other carryforward available	1,248,497	1,269,523
Postretirement and pension benefits	47,578	51,742
Deferred loan origination fees	7,059	7,718
Allowance for loan losses	744,261	760,956
Deferred gains	8,695	9,313
Accelerated depreciation	7,753	7,577
Intercompany deferred gains	3,074	3,235
Other temporary differences	35,481	34,443

Total gross deferred tax assets	2,111,089	2,152,702

Deferred tax liabilities:
Differences between the assigned values and the tax basis of assets and liabilities recognized in purchase business combinations	35,391	37,938
Difference in outside basis between financial and tax reporting on sale of a business	407	349
FDIC-assisted transaction	60,981	79,381
Unrealized net gain on trading and available-for-sale securities	20,760	3,822
Deferred loan origination costs	143	554
Other temporary differences	15,190	13,038

Total gross deferred tax liabilities	132,872	135,082

Valuation allowance	1,224,806	1,257,977

Net deferred tax asset	$753,411	$759,643

The net deferred tax asset shown in the table above at June 30, 2014 is reflected in the consolidated statements of financial condition as $789 million in net deferred tax assets in the “Other assets” caption (December 31, 2013 - $762 million) and $35 million in deferred tax liabilities in the “Other liabilities” caption (December 31, 2013 - $2 million), reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Corporation.

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

The Corporation recorded a valuation allowance in the year 2008 since in consideration of the requirement of ASC 740 management considered that it is more likely than not that all of the U.S. operation deferred tax asset will not be realized. For purposes of assessing the realization of the deferred tax assets in the U.S. mainland management evaluates and weights all available positive and negative evidence. The Corporation’s U.S. mainland operations is not in a cumulative loss position for the three-year period ended June 30, 2014 taking into account taxable income exclusive of reversing temporary differences. This represents positive evidence within management’s evaluation. The book income for 2013 and the first six months of 2014 was significantly impacted by a reversal of the loan loss provision due to the improved credit quality of the loan portfolios. However, the U.S. mainland operations did not report taxable income for the years 2011, 2012 and 2013. Future realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under the tax law. The lack of taxable income together with the uncertainties regarding future performance represents strong negative evidence within management’s evaluation. This determination should be updated each quarter and adjusted as any changes arise. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Corporation will not be able to realize any portion of the deferred tax assets related to the U.S. mainland operations, considering the criteria of ASC Topic 740.

At June 30, 2014, the Corporation’s net deferred tax asset related to its Puerto Rico operations amounted to $785 million net of the valuation allowance of $9.2 million recorded in the Holding Company.

The Corporation’s Puerto Rico Banking operation is not in a cumulative loss position and has sustained profitability for the three year period ended June 30, 2014, exclusive of the loss generated on the sales of non-performing assets that took place in 2013 which is not a continuing condition of the operations. This is considered a strong piece of objectively verifiable positive evidence that out weights any negative evidence considered by management in the evaluation of the realization of the deferred tax asset. Based on this evidence and management’s estimate of future taxable income, the Corporation has concluded that it is more likely than not that such net deferred tax asset of the Puerto Rico Banking operations will be realized.

The Holding Company operation is not in a cumulative loss position for the three year period ended June 30, 2014. However, after the payment of TARP, the interest expense that will be paid on the newly issued $450 million subordinated notes, bearing interest at 7%, will be tax deductible, contrary to the interest expense payable on the note issued to the U.S. Treasury under TARP. Based on this new fact pattern the Holding Company is expecting to have losses for income tax purposes exclusive of reversing temporary differences. Since as required by ASC 740 the historical information should be supplemented by all currently available information about future years, the expected losses in future years is considered by management a strong negative evidence that will suggest that income in future years will be insufficient to support the realization of all deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely than not that the Holding Company will not be able to realize any portion of the deferred tax assets, considering the criteria of ASC Topic 740. Accordingly, a full valuation allowance on the deferred tax asset of $9.2 million was recorded during the second quarter of 2014.

The reconciliation of unrecognized tax benefits was as follows:

(In millions)	2014	2013
Balance at January 1	$9.8	$13.4
Additions for tax positions—January through March	0.3	0.2

Balance at March 31	$10.1	$13.6
Additions for tax positions—April through June	0.2	0.3

Balance at June 30	$10.3	$13.9

At June 30, 2014, the total amount of interest recognized in the statement of financial condition approximated $4.0 million (December 31, 2013 - $3.6 million). The total interest expense recognized at June 2014 was $425 thousand (December 31, 2013 - $1.4 million). Management determined that at June 30, 2014 and December 31, 2013 there was no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of operations.

After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $12.8 million at June 30, 2014 (December 31, 2013 - $11.9 million).

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

The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. At June 30, 2014, the following years remain subject to examination in the U.S. Federal jurisdiction: 2010 and thereafter; and in the Puerto Rico jurisdiction, 2009 and thereafter. The Corporation anticipates a reduction in the total amount of unrecognized tax benefits within the next 12 months, which could amount to approximately $7.8 million.

Note 35 – Supplemental disclosure on the consolidated statements of cash flows

Additional disclosures on cash flow information and non-cash activities for the six months ended June 30, 2014 and June 30, 2013 are listed in the following table:

(In thousands)	June 30, 2014	June 30, 2013
Non-cash activities:
Loans transferred to other real estate	$82,338	$143,159
Loans transferred to other property	20,492	16,009

Total loans transferred to foreclosed assets	102,830	159,168
Transfers from loans held-in-portfolio to loans held-for-sale	1,868,420	438,640
Transfers from loans held-for-sale to loans held-in-portfolio	3,245	21,580
Loans securitized into investment securities[1]	472,891	846,327
Trades receivable from brokers and counterparties[2]	519,495	158,141
Trades payable to brokers and counterparties	45,893	72,007
Recognition of mortgage servicing rights on securitizations or asset transfers	6,692	10,152
Loans sold to a joint venture in exchange for an acquisition loan and an equity interest in the joint venture	—	194,514

[1]	Includes loans securitized into trading securities and subsequently sold before quarter end.
[2]	Includes $441 million of trades receivable as of June 30,2014, related to the issuance of $450 million in Senior Notes, which settled on July 1, 2014, net of debt issuance costs of $9 million.

Note 36 – Segment reporting

The Corporation’s corporate structure consists of two reportable segments – Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 3 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.

Banco Popular de Puerto Rico:

Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets at June 30, 2014, additional disclosures are provided for the business areas included in this reportable segment, as described below:

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

The tables that follow present the results of operations and total assets by reportable segments:

2014

For the quarter ended June 30, 2014
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$334,079	$48,688	$—
Provision (reversal of provision) for loan losses	86,432	(24,786)	—
Non-interest income	38,505	18,187	—
Amortization of intangibles	1,822	203	—
Depreciation expense	9,824	1,663	—
Other operating expenses	211,206	38,010	—
Income tax (benefit) expense	(7,958)	846	—

Net income	$71,258	$50,939	$—

Segment assets	$27,646,859	$6,470,550	$(18,199)

For the quarter ended June 30, 2014
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$382,767	$(442,148)	$—	$(59,381)
Provision for loan losses	61,646	32	—	61,678
Non-interest income	56,692	7,348	(1,251)	62,789
Amortization of intangibles	2,025	—	—	2,025
Depreciation expense	11,487	168	—	11,655
Other operating expenses	249,216	13,226	(683)	261,759
Income tax (benefit) expense	(7,112)	3,209	(221)	(4,124)

Net income (loss)	$122,197	$(451,435)	$(347)	$(329,585)

Segment assets	$34,099,210	$5,864,130	$(5,203,820)	$34,759,520

For the six months ended June 30, 2014
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$661,949	$100,119	$—
Provision (reversal of provision) for loan losses	166,269	(24,579)	—
Non-interest income	106,594	28,789	—
Amortization of intangibles	3,646	405	—
Depreciation expense	19,322	3,384	—
Other operating expenses	421,045	76,002	—
Income tax expense	21,985	1,692	—

Net income	$136,276	$72,004	$—

Segment assets	$27,646,859	$6,470,550	$(18,199)

For the six months ended June 30, 2014
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$762,068	$(470,278)	$—	$291,790
Provision for loan losses	141,690	(176)	—	141,514
Non-interest income	135,383	24,756	(1,318)	158,821
Amortization of intangibles	4,051	—	—	4,051
Depreciation expense	22,706	325	—	23,031
Other operating expenses	497,047	30,302	(1,393)	525,956
Income tax expense (benefit)	23,677	(4,567)	30	19,140

Net income (loss)	$208,280	$(471,406)	$45	$(263,081)

Segment assets	$34,099,210	$5,864,130	$(5,203,820)	$34,759,520

2013

For the quarter ended June 30, 2013
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$314,748	$46,527	$—
Provision (reversal of provision) for loan losses	255,944	(1,489)	—
Non-interest income	103,331	8,108	—
Amortization of intangibles	1,787	202	—
Depreciation expense	10,306	2,023	—
Other operating expenses	225,726	37,518	—
Income tax (benefit) expense	(235,766)	936	—

Net income	$160,082	$15,445	$—

For the quarter ended June 30, 2013
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$361,275	$(26,864)	$—	$334,411
Provision for loan losses	254,455	20	—	254,475
Non-interest income	111,439	178,614	(1,335)	288,718
Amortization of intangibles	1,989	—	—	1,989
Depreciation expense	12,329	162	—	12,491
Other operating expenses	263,244	16,830	(690)	279,384
Income tax benefit	(234,830)	(2,258)	(292)	(237,380)

Net income	$175,527	$136,996	$(353)	$312,170

For the six months ended June 30, 2013
	Banco Popular	Banco Popular	Intersegment
(In thousands)	de Puerto Rico	North America	Eliminations
Net interest income	$619,776	$92,876	$—
Provision for loan losses	477,829	3,315	—
Non-interest income	119,708	14,432	—
Amortization of intangibles	3,575	404	—
Depreciation expense	20,072	4,076	—
Other operating expenses	475,361	74,642	—
Income tax (benefit) expense	(288,631)	1,872	—

Net income	$51,278	$22,999	$—

For the six months ended June 30, 2013
	Reportable
(In thousands)	Segments	Corporate	Eliminations	Total Popular, Inc.
Net interest income (expense)	$712,652	$(53,597)	$—	$659,055
Provision (reversal of provision) for loan losses	481,144	(20)	—	481,124
Non-interest income	134,140	186,286	(1,398)	319,028
Amortization of intangibles	3,979	—	—	3,979
Depreciation expense	24,148	325	—	24,473
Other operating expenses	550,003	32,002	(1,368)	580,637
Income tax benefit	(286,759)	(7,391)	(107)	(294,257)

Net income	$74,277	$107,773	$77	$182,127

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:

2014

For the quarter ended June 30, 2014
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$139,906	$192,019	$2,154	$—	$334,079
Provision for loan losses	76,879	9,553	—	—	86,432
Non-interest income	(14,141)	28,415	24,249	(18)	38,505
Amortization of intangibles	1	1,709	112	—	1,822
Depreciation expense	4,124	5,418	282	—	9,824
Other operating expenses	58,326	136,619	16,279	(18)	211,206
Income tax (benefit) expense	(16,090)	4,774	3,358	—	(7,958)

Net income	$2,525	$62,361	$6,372	$—	$71,258

Segment assets	$10,547,131	$18,538,311	$819,396	$(2,257,979)	$27,646,859

For the six months ended June 30, 2014
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$276,366	$380,696	$4,887	$—	$661,949
Provision for loan losses	108,068	58,201	—	—	166,269
Non-interest (expense) income	(6,457)	66,394	46,693	(36)	106,594
Amortization of intangibles	2	3,418	226	—	3,646
Depreciation expense	8,023	10,730	569	—	19,322
Other operating expenses	114,765	274,220	32,096	(36)	421,045
Income tax expense	1,918	13,602	6,465	—	21,985

Net income	$37,133	$86,919	$12,224	$—	$136,276

Segment assets	$10,547,131	$18,538,311	$819,396	$(2,257,979)	$27,646,859

2013

For the quarter ended June 30, 2013
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$118,716	$193,548	$2,484	$—	$314,748
Provision for loan losses	(6,161)	262,105	—	—	255,944
Non-interest income	19,743	56,218	27,389	(19)	103,331
Amortization of intangibles	1	1,710	76	—	1,787
Depreciation expense	4,864	5,123	319	—	10,306
Other operating expenses	68,463	139,592	17,690	(19)	225,726
Income tax (benefit) expense	(36,883)	(202,573)	3,690	—	(235,766)

Net income	$108,175	$43,809	$8,098	$—	$160,082

For the six months ended June 30, 2013
Banco Popular de Puerto Rico
		Consumer	Other		Total Banco
	Commercial	and Retail	Financial		Popular de
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico
Net interest income	$232,519	$382,701	$4,556	$—	$619,776
Provision for loan losses	139,612	338,217	—	—	477,829
Non-interest (expense) income	(45,484)	114,436	50,791	(35)	119,708
Amortization of intangibles	2	3,419	154	—	3,575
Depreciation expense	8,840	10,614	618	—	20,072
Other operating expenses	147,296	293,877	34,223	(35)	475,361
Income tax (benefit) expense	(92,534)	(201,895)	5,798	—	(288,631)

Net (loss) income	$(16,181)	$52,905	$14,554	$—	$51,278

Additional disclosures with respect to the Banco Popular North America reportable segments are as follows:

2014

For the quarter ended June 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$47,966	$722	$—	$48,688
(Reversal of) provision for loan losses	(21,759)	(3,027)	—	(24,786)
Non-interest income	16,772	1,415	—	18,187
Amortization of intangibles	203	—	—	203
Depreciation expense	1,663	—	—	1,663
Other operating expenses	37,339	671	—	38,010
Income tax expense	846	—	—	846

Net income	$46,446	$4,493	$—	$50,939

Segment assets	$7,194,210	$279,938	$(1,003,598)	$6,470,550

For the six months ended June 30, 2014
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$98,712	$1,407	$—	$100,119
(Reversal of provision) provision for loan losses	(21,767)	(2,812)	—	(24,579)
Non-interest income	27,265	1,524	—	28,789
Amortization of intangibles	405	—	—	405
Depreciation expense	3,384	—	—	3,384
Other operating expenses	74,797	1,205	—	76,002
Income tax expense (benefit)	1,692	—	—	1,692

Net income (loss)	$67,466	$4,538	$—	$72,004

Segment assets	$7,194,210	$279,938	$(1,003,598)	$6,470,550

2013

For the quarter ended June 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$45,780	$747	$—	$46,527
Provision (reversal of provision) for loan losses	(6,262)	4,773	—	(1,489)
Non-interest income (expense)	8,668	(560)	—	8,108
Amortization of intangibles	202	—	—	202
Depreciation expense	2,023	—	—	2,023
Other operating expenses	36,929	589	—	37,518
Income tax expense	936	—	—	936

Net income (loss)	$20,620	$(5,175)	$—	$15,445

For the six months ended June 30, 2013
Banco Popular North America
(In thousands)	Banco Popular North America	E-LOAN	Eliminations	Total Banco Popular North America
Net interest income	$91,228	$1,648	$—	$92,876
(Reversal of provision) provision for loan losses	(1,187)	4,502	—	3,315
Non-interest income	16,130	(1,698)	—	14,432
Amortization of intangibles	404	—	—	404
Depreciation expense	4,076	—	—	4,076
Other operating expenses	73,374	1,268	—	74,642
Income tax expense	1,872	—	—	1,872

Net income (loss)	$28,819	$(5,820)	$—	$22,999

Geographic Information

	Quarter ended		Six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:[1]
Puerto Rico	$(80,277)	$551,826	$276,760	$837,640
United States	64,992	50,228	127,475	100,451
Other	18,693	21,075	46,376	39,992

Total consolidated revenues	$3,408	$623,129	$450,611	$978,083

[1]	Total revenues include net interest income (expense), service charges on deposit accounts, other service fees, mortgage banking activities, net gain (loss) and valuation adjustments on investment securities, trading account (loss) profit, net (loss) gain on sale of loans and valuation adjustments on loans held-for-sale, adjustments to indemnity reserves on loans sold, FDIC loss share (expense) income and other operating income. For the quarter ended June 30, 2014, Puerto Rico recorded net interest expense of $119 million, which included the accelerated discount amortization of $414.1 million related to TARP funds.

Selected Balance Sheet Information:

(In thousands)	June 30, 2014	December 31, 2013
Puerto Rico
Total assets	$26,906,427	$25,714,758
Loans	17,779,141	18,107,764
Deposits	20,075,901	19,730,408
United States
Total assets	$8,526,806	$8,897,535
Loans	3,921,512	5,839,115
Deposits	3,802,948	6,007,159
Other
Total assets	$1,154,669	$1,137,040
Loans	767,683	759,840
Deposits [1]	1,022,303	973,578

[1]	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.

Note 37 – Subsequent events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to June 30, 2014.

On July 2, 2014, the Corporation completed the repayment of TARP funds to the U.S. Treasury through the repurchase of $935 million of trust capital securities issued to the U.S. Treasury under the TARP Capital Purchase Program. The Corporation funded the repurchase through a combination of available cash and approximately $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019 which settled on July 1, 2014.

On July 23, 2014, the Corporation also completed the repurchase of the outstanding warrant initially issued to the U.S. Treasury under the TARP Capital Purchase Program in 2008 for a repurchase price of $3 million. The warrant represented the right to purchase 2,093,284 shares of the Corporation’s common stock at an exercise price of $67 per share with an original term of 10 years. With the completion of this transaction, the Corporation completed its exit from the TARP Capital Purchase Program.

In connection with the repayment of TARP on July 2, 2014, the Corporation accelerated the related amortization of the $414.1 million of discount and deferred costs during the second quarter of 2014, related to the repayment of TARP funds, which is reflected as part of interest expense in the consolidated statement of operations.

On July 1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation expects to recognize an income tax expense of approximately $20.0 million during the third quarter of 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

Note 38 – Condensed consolidating financial information of guarantor and issuers of registered guaranteed securities

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation at June 30, 2014 and December 31, 2013, and the results of their operations and cash flows for periods ended June 30, 2014 and 2013.

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

A potential source of income for PIHC consists of dividends from BPPR and BPNA. Under existing federal banking regulations any dividend from BPPR or BPNA to the PIHC could be made if the total of all dividends declared by each entity during the calendar year would not exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. At June 30, 2014, BPPR could have declared a dividend of approximately $452 million (December 31, 2013 - $504 million). However, on July 25, 2011, PIHC and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

Condensed Consolidating Statement of Financial Condition (Unaudited)

	At June 30, 2014
(In thousands)	Popular Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$1,253	$612	$363,424	$(2,717)	$362,572
Money market investments	19,734	599	1,648,210	(1,599)	1,666,944
Trading account securities, at fair value	1,577	—	344,246	—	345,823
Investment securities available-for-sale, at fair value	213	—	5,653,779	—	5,653,992
Investment securities held-to-maturity, at amortized cost	—	—	114,280	—	114,280
Other investment securities, at lower of cost or realizable value	10,850	4,492	152,783	—	168,125
Investment in subsidiaries	4,846,021	1,348,018	—	(6,194,039)	—
Loans held-for-sale, at lower of cost or fair value	—	—	97,010	—	97,010

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	588,241	—	19,724,436	(586,443)	19,726,234
Loans covered under loss sharing agreements with the FDIC	—	—	2,736,102	—	2,736,102
Less—Unearned income	—	—	91,010	—	91,010
Allowance for loan losses	37	—	624,874	—	624,911

Total loans held-in-portfolio, net	588,204	—	21,744,654	(586,443)	21,746,415

FDIC loss share asset	—	—	751,553	—	751,553
Premises and equipment, net	2,139	—	490,243	—	492,382
Other real estate not covered under loss sharing agreements with the FDIC	—	—	139,420	—	139,420
Other real estate covered under loss sharing agreements with the FDIC	—	—	155,805	—	155,805
Accrued income receivable	132	112	119,348	(72)	119,520
Mortgage servicing assets, at fair value	—	—	151,951	—	151,951
Other assets	506,637	25,815	1,775,648	(15,740)	2,292,360
Goodwill	—	—	461,247	(1)	461,246
Other intangible assets	554	—	39,568	—	40,122
Assets from discontinued operations	—	—	1,828,382	—	1,828,382

Total assets	$5,977,314	$1,379,648	$36,031,551	$(6,800,611)	$36,587,902

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,669,402	$($2,717)	$5,666,685
Interest bearing	—	—	19,236,066	($1,599)	19,234,467

Total deposits	—	—	24,905,468	(4,316)	24,901,152

Federal funds purchased and assets sold under agreements to repurchase	—	—	2,074,676	—	2,074,676
Other short-term borrowings	—	1,443	616,200	(586,443)	31,200
Notes payable	1,676,812	149,663	533,614	—	2,360,089
Other liabilities	40,061	7,219	849,241	(15,919)	880,602
Liabilities from discontinued operations	—	—	2,079,742	—	2,079,742

Total liabilities	1,716,873	158,325	31,058,941	(606,678)	32,327,461

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160
Common stock	1,035	2	56,307	(56,309)	1,035
Surplus	4,165,089	4,269,208	5,907,664	(10,168,345)	4,173,616
Retained earnings (accumulated deficit)	176,190	(3,044,262)	(861,999)	3,897,734	167,663
Treasury stock, at cost	(1,742)	—	—	—	(1,742)
Accumulated other comprehensive loss, net of tax	(130,291)	(3,625)	(129,362)	132,987	(130,291)

Total stockholders’ equity	4,260,441	1,221,323	4,972,610	(6,193,933)	4,260,441

Total liabilities and stockholders’ equity	$5,977,314	$1,379,648	$36,031,551	$(6,800,611)	$36,587,902

Condensed Consolidating Statement of Financial Condition

	At December 31, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Assets:
Cash and due from banks	$10,595	$616	$422,967	$(10,967)	$423,211
Money market investments	18,721	4,804	839,732	(4,804)	858,453
Trading account securities, at fair value	1,353	—	338,390	—	339,743
Investment securities available-for-sale, at fair value	204	—	5,294,596	—	5,294,800
Investment securities held-to-maturity, at amortized cost	—	—	140,496	—	140,496
Other investment securities, at lower of cost or realizable value	10,850	4,492	166,410	—	181,752
Investment in subsidiaries	4,856,566	1,670,809	—	(6,527,375)	—
Loans held-for-sale, at lower of cost or fair value	—	—	110,426	—	110,426

Loans held-in-portfolio:
Loans not covered under loss sharing agreements with the FDIC	521,092	—	21,702,418	(519,500)	21,704,010
Loans covered under loss sharing agreements with the FDIC	—	—	2,984,427	—	2,984,427
Less—Unearned income	—	—	92,144	—	92,144
Allowance for loan losses	304	—	640,251	—	640,555

Total loans held-in-portfolio, net	520,788	—	23,954,450	(519,500)	23,955,738

FDIC loss share asset	—	—	948,608	—	948,608
Premises and equipment, net	2,135	—	517,381	—	519,516
Other real estate not covered under loss sharing agreements with the FDIC	—	—	135,501	—	135,501
Other real estate covered under loss sharing agreements with the FDIC	—	—	168,007	—	168,007
Accrued income receivable	64	114	131,368	(10)	131,536
Mortgage servicing assets, at fair value	—	—	161,099	—	161,099
Other assets	66,577	19,407	1,642,760	(41,186)	1,687,558
Goodwill	—	—	647,757	—	647,757
Other intangible assets	554	—	44,578	—	45,132

Total assets	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$—	$—	$5,933,649	$($10,967)	$5,922,682
Interest bearing	—	—	20,793,267	($4,804)	20,788,463

Total deposits	—	—	26,726,916	(15,771)	26,711,145

Assets sold under agreements to repurchase	—	—	1,659,292	—	1,659,292
Other short-term borrowings	—	—	920,700	(519,500)	401,200
Notes payable	822,351	149,663	612,740	—	1,584,754
Other liabilities	39,906	39,245	728,899	(41,258)	766,792

Total liabilities	862,257	188,908	30,648,547	(576,529)	31,123,183

Stockholders’ equity:
Preferred stock	50,160	—	—	—	50,160

Common stock	1,034	2	56,079	(56,081)	1,034
Surplus	4,161,625	4,479,208	6,056,774	(10,527,455)	4,170,152
Retained earnings (accumulated deficit)	602,957	(2,940,509)	(907,972)	3,839,954	594,430
Treasury stock, at cost	(881)	—	—	—	(881)
Accumulated other comprehensive loss, net of tax	(188,745)	(27,367)	(188,902)	216,269	(188,745)

Total stockholders’ equity	4,626,150	1,511,334	5,015,979	(6,527,313)	4,626,150

Total liabilities and stockholders’ equity	$5,488,407	$1,700,242	$35,664,526	$(7,103,842)	$35,749,333

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$498	$—	$380,966	$(478)	$380,986
Money market investments	5	2	1,131	(7)	1,131
Investment securities	165	81	33,743	—	33,989
Trading account securities	—	—	5,344	—	5,344

Total interest income	668	83	421,184	(485)	421,450

Interest expense:
Deposits	—	—	26,226	(3)	26,223
Short-term borrowings	—	89	9,285	(482)	8,892
Long-term debt	440,133	2,706	2,877	—	445,716

Total interest expense	440,133	2,795	38,388	(485)	480,831

Net interest (expense) income	(439,465)	(2,712)	382,796	—	(59,381)
Provision for loan losses- non-covered loans	32	—	50,042	—	50,074
Provision for loan losses- covered loans	—	—	11,604	—	11,604

Net interest (expense) income after provision for loan losses	(439,497)	(2,712)	321,150	—	(121,059)

Service charges on deposit accounts	—	—	39,237	—	39,237
Other service fees	—	—	57,719	(1,251)	56,468
Mortgage banking activities	—	—	3,788	—	3,788
Net gain and valuation adjustments on
Trading account profit	52	—	1,003	—	1,055
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	9,659	—	9,659
Adjustments (expense) to indemnity reserves on loans sold	—	—	(7,454)	—	(7,454)
FDIC loss share (expense) income	—	—	(55,261)	—	(55,261)
Other operating income	3,108	(1,348)	13,537	—	15,297

Total non-interest income (expense)	3,160	(1,348)	62,228	(1,251)	62,789

Operating expenses:
Personnel costs	8,201	—	90,899	—	99,100
Net occupancy expenses	1,013	—	19,254	—	20,267
Equipment expenses	1,079	—	10,965	—	12,044
Other taxes	176	—	13,367	—	13,543
Professional fees	2,266	(241)	65,053	(54)	67,024
Communications	122	—	6,303	—	6,425

Business promotion	439	—	15,599	—	16,038
FDIC deposit insurance	—	—	10,480	—	10,480
Other real estate owned (OREO) expenses	—	—	3,410	—	3,410
Other operating expenses	(15,251)	108	36,280	(628)	20,509
Amortization of intangibles	—	—	2,025	—	2,025
Restructuring cost	—	—	4,574	—	4,574

Total operating expenses	(1,955)	(133)	278,209	(682)	275,439

(Loss) income before income tax and equity in earnings of subsidiaries	(434,382)	(3,927)	105,169	(569)	(333,709)
Income tax expense (benefit)	8,984	—	(12,887)	(221)	(4,124)

(Loss) income before equity in earnings of subsidiaries	(443,366)	(3,927)	118,056	(348)	(329,585)
Equity in undistributed earnings of subsidiaries	113,781	47,599	—	(161,380)	—

(Loss) income from continuing operations	(329,585)	43,672	118,056	(161,728)	(329,585)
Loss from discontinued opeartions, net of tax	—	—	(181,729)	—	(181,729)
Equity in undistributed losses of discontinued operations	(181,729)	(181,729)	—	363,458	—

Net loss	$(511,314)	$(138,057)	$(63,673)	$201,730	$(511,314)

Comprehensive loss, net of tax	$(485,330)	$(125,882)	$(37,918)	$163,800	$(485,330)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Loans	1,060	—	758,547	(1,019)	758,588
Money market investments	12	5	2,103	(16)	2,104
Investment securities	331	161	68,624	—	69,116
Trading account securities	—	—	10,601	—	10,601

Total interest and dividend income	1,403	166	839,875	(1,035)	840,409

Interest expense:
Deposits	—	—	53,086	(5)	53,081
Short-term borrowings	—	306	18,656	(1,030)	17,932
Long-term debt	466,187	5,413	6,006	—	477,606

Total interest expense	466,187	5,719	77,748	(1,035)	548,619

Net interest (expense) income	(464,784)	(5,553)	762,127	—	291,790
Provision for loan losses- non-covered loans	(176)	—	104,372	—	104,196
Provision for loan losses- covered loans	—	—	37,318	—	37,318

Net interest (expense) income after provision for loan losses	(464,608)	(5,553)	620,437	—	150,276

Service charges on deposit accounts	—	—	78,596	—	78,596
Other service fees	—	—	110,604	(1,318)	109,286
Mortgage banking activities	—	—	7,466	—	7,466
Trading account profit (loss)	73	—	2,959	—	3,032
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	14,052	—	14,052
Adjustments (expense) to indemnity reserves on loans sold	—	—	(17,801)	—	(17,801)
FDIC loss share expense	—	—	(79,467)	—	(79,467)
Other operating income	6,509	(687)	37,835	—	43,657

Total non-interest income	6,582	(687)	154,244	(1,318)	158,821

Operating expenses:
Personnel costs	16,510	—	186,891	—	203,401
Net occupancy expenses	1,945	—	39,682	—	41,627
Equipment expenses	2,020	—	21,436	—	23,456
Other taxes	360	—	26,846	—	27,206
Professional fees	5,312	763	128,069	(121)	134,023
Communications	249	—	12,861	—	13,110
Business promotion	850	—	26,574	—	27,424
FDIC deposit insurance	—	—	21,458	—	21,458
Other real estate owned (OREO) expenses	—	—	9,850	—	9,850
Other operating expenses	(29,019)	217	72,931	(1,271)	42,858
Amortization of intangibles	—	—	4,051	—	4,051
Restructuring costs	—	—	4,574	—	4,574

Total operating expenses	(1,773)	980	555,223	(1,392)	553,038

(Loss) income before income tax and equity in earnings of subsidiaries	(456,253)	(7,220)	219,458	74	(243,941)
Income tax expense (benefit)	8,150	—	10,960	30	19,140

(Loss) income before equity in earnings of subsidiaries	(464,403)	(7,220)	208,498	44	(263,081)

Equity in undistributed earnings of subsidiaries	201,322	65,291	—	(266,613)	—

(Loss) income from continuing operations	(263,081)	58,071	208,498	(266,569)	(263,081)
Loss from discontinued operations, net of tax	—	—	(161,824)	—	(161,824)
Equity in undistributed losses of discontinued operations	(161,824)	(161,824)	—	323,648	—

Net (loss) income	$(424,905)	$(103,753)	$46,674	$57,079	$(424,905)

Comprehensive (loss) income, net of tax	$(366,451)	$(80,011)	$106,214	$(26,203)	$(366,451)

Condensed Consolidating Statement of Operations (Unaudited)

	Quarter ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest income:
Loans	$1,917	$—	$368,636	$(255)	$370,298
Money market investments	48	1	828	(48)	829
Investment securities	3,397	80	35,542	(2,913)	36,106
Trading account securities	—	—	5,456	—	5,456

Total interest income	5,362	81	410,462	(3,216)	412,689

Interest expense:
Deposits	—	—	32,445	—	32,445
Short-term borrowings	—	—	10,071	(304)	9,767
Long-term debt	25,099	7,238	6,641	(2,912)	36,066

Total interest expense	25,099	7,238	49,157	(3,216)	78,278

Net interest (expense) income	(19,737)	(7,157)	361,305	—	334,411
Provision for loan losses- non-covered loans	20	—	228,955	—	228,975
Provision for loan losses- covered loans	—	—	25,500	—	25,500

Net interest (expense) income after provision for loan losses	(19,757)	(7,157)	106,850	—	79,936

Service charges on deposit accounts	—	—	41,378	—	41,378
Other service fees	—	—	58,617	(1,338)	57,279
Mortgage banking activities	—	—	18,081	—	18,081
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account loss	(6)	—	(4,339)	—	(4,345)
Net gain on sale of loans, including valuation adjustments on loans held-for-sale	—	—	4,291	—	4,291
Adjustments (expense) to indemnity reserves on loans sold	—	—	(11,632)	—	(11,632)
FDIC loss share expense	—	—	(3,755)	—	(3,755)
Other operating income	166,002	287	15,277	(1)	181,565

Total non-interest income	171,852	287	117,918	(1,339)	288,718

Operating expenses:
Personnel costs	7,761	—	98,598	—	106,359
Net occupancy expenses	918	1	20,140	—	21,059
Equipment expenses	984	—	10,501	—	11,485
Other taxes	84	—	15,141	—	15,225
Professional fees	3,383	23	63,663	(54)	67,015
Communications	110	—	6,285	—	6,395
Business promotion	439	—	14,918	—	15,357
FDIC deposit insurance	—	—	18,557	—	18,557
Other real estate owned (OREO) expenses	—	—	7,657	—	7,657
Other operating expenses	(12,734)	109	36,027	(636)	22,766
Amortization of intangibles	—	—	1,989	—	1,989

Total operating expenses	945	133	293,476	(690)	293,864

Income (loss) before income tax and equity in earnings of subsidiaries	151,150	(7,003)	(68,708)	(649)	74,790
Income tax expense (benefit)	3,106	—	(240,194)	(292)	(237,380)

Income (loss) before equity in earnings of subsidiaries	148,044	(7,003)	171,486	(357)	312,170
Equity in undistributed earnings of subsidiaries	164,126	12,158	—	(176,284)	—

Income from continuing operations	312,170	5,155	171,486	(176,641)	312,170
Income (loss) from discontinued operations, net of tax	—	—	15,298	—	15,298
Equity in undistributed earnings of discontinued operations	15,298	15,298	—	(30,596)	—

Net income	$327,468	$20,453	$186,784	$(207,237)	$327,468

Comprehensive income (loss), net of tax	$223,437	$(24,121)	$86,748	$(62,627)	$223,437

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Interest and dividend income:
Loans	2,926	—	728,275	(387)	730,814
Money market investments	86	2	1,783	(87)	1,784
Investment securities	7,543	161	72,049	(5,824)	73,929
Trading account securities	—	—	10,970	—	10,970

Total interest and dividend income	10,555	163	813,077	(6,298)	817,497

Interest expense:
Deposits	—	—	67,063	(2)	67,061
Short-term borrowings	—	—	20,020	(472)	19,548
Long-term debt	49,857	14,514	13,286	(5,824)	71,833

Total interest expense	49,857	14,514	100,369	(6,298)	158,442

Net interest (expense) income	(39,302)	(14,351)	712,708	—	659,055
Provision for loan losses- non-covered loans	(20)	—	438,088	—	438,068
Provision for loan losses- covered loans	—	—	43,056	—	43,056

Net interest (expense) income after provision for loan losses	(39,282)	(14,351)	231,564	—	177,931

Service charges on deposit accounts	—	—	82,539	—	82,539
Other service fees	—	—	113,622	(1,399)	112,223
Mortgage banking activities	—	—	38,378	—	38,378
Net gain and valuation adjustments on investment securities	5,856	—	—	—	5,856
Trading account profit (loss)	70	—	(5,399)	—	(5,329)
Net loss on sale of loans, including valuation adjustments on loans held-for-sale	—	—	(58,428)	—	(58,428)
Adjustments (expense) to indemnity reserves on loans sold	—	—	(27,775)	—	(27,775)
FDIC loss share expense	—	—	(30,021)	—	(30,021)
Other operating income	166,872	2,849	31,864	—	201,585

Total non-interest income	172,798	2,849	144,780	(1,399)	319,028

Operating expenses:
Personnel costs	15,140	—	198,800	—	213,940
Net occupancy expenses	1,746	2	39,803	—	41,551
Equipment expenses	2,064	—	21,041	—	23,105
Other taxes	167	—	26,586	—	26,753
Professional fees	5,694	45	129,128	(115)	134,752
Communications	203	—	12,743	—	12,946
Business promotion	869	—	27,073	—	27,942
FDIC deposit insurance	—	—	26,913	—	26,913
Other real estate owned (OREO) expenses	—	—	53,524	—	53,524
Other operating expenses	(25,349)	217	70,069	(1,253)	43,684
Amortization of intangibles	—	—	3,979	—	3,979

Total operating expenses	534	264	609,659	(1,368)	609,089

Income (loss) before income tax and equity in earnings of subsidiaries	132,982	(11,766)	(233,315)	(31)	(112,130)
Income tax expense (benefit)	3,621	—	(297,771)	(107)	(294,257)

Income (loss) before equity in earnings of subsidiaries	129,361	(11,766)	64,456	76	182,127

Equity in undistributed earnings of subsidiaries	52,766	16,368	—	(69,134)	—

Income from continuing operations	182,127	4,602	64,456	(69,058)	182,127
Income from discontinued operations, net of tax	—	—	25,034	—	25,034
Equity in undistributed earnings of discontinued operations	25,034	25,034	—	(50,068)	—

Net Income	$207,161	$29,636	$89,490	$(119,126)	$207,161

Comprehensive income (loss), net of tax	$83,990	$(21,965)	$(32,286)	$54,251	$83,990

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2014
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net (loss) income	$(424,905)	$(103,753)	$46,674	$57,079	$(424,905)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(39,498)	96,533	—	(57,035)	—
Provision for loan losses	(176)	—	134,926	—	134,750
Goodwill impairment losses	—	—	186,511	—	186,511
Amortization of intangibles	—	—	5,007	—	5,007
Depreciation and amortization of premises and equipment	325	—	23,507	—	23,832
Net accretion of discounts and amortization of premiums and deferred fees	404,461	—	(79,682)	—	324,779
Fair value adjustments on mortgage servicing rights	—	—	15,836	—	15,836
FDIC loss share expense	—	—	79,467	—	79,467
Adjustments (expense) to indemnity reserves on loans sold	—	—	17,801	—	17,801
(Earnings) losses from investments under the equity method	(6,509)	688	(18,534)	—	(24,355)
Deferred income tax expense (benefit)	8,150	—	(5,491)	30	2,689
Loss (gain) on:
Disposition of premises and equipment	(1)	—	(2,550)	—	(2,551)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	(42,413)	—	(42,413)
Sale of foreclosed assets, including write-downs	—	—	(2,035)	—	(2,035)
Acquisitions of loans held-for-sale	—	—	(159,727)	—	(159,727)
Proceeds from sale of loans held-for-sale	—	—	72,757	—	72,757
Net originations on loans held-for-sale	—	—	(338,672)	—	(338,672)
Net (increase) decrease in:
Trading securities	(224)	—	460,016	—	459,792
Accrued income receivable	(68)	2	6,725	62	6,721
Other assets	9,592	(7,095)	(25,477)	(25,475)	(48,455)
Net increase (decrease) in:
Interest payable	2,080	5	(1,390)	(62)	633
Pension and other postretirement benefits obligations	—	—	(3,096)	—	(3,096)
Other liabilities	(4,312)	(32,031)	41,202	25,401	30,260

Total adjustments	373,820	58,102	364,688	(57,079)	739,531

Net cash (used in) provided by operating activities	(51,085)	(45,651)	411,362	—	314,626

Cash flows from investing activities:
Net (increase) decrease in money market investments	(1,014)	4,204	(808,477)	(3,204)	(808,491)
Purchases of investment securities:
Available-for-sale	—	—	(1,079,586)	—	(1,079,586)
Other	—	—	(51,097)	—	(51,097)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	—	—	816,830	—	816,830
Held-to-maturity	—	—	27,029	—	27,029
Other	—	—	64,724	—	64,724
Net (originations) repayments on loans	(67,240)	—	473,634	66,942	473,336
Proceeds from sale of loans	—	—	87,983	—	87,983
Acquisition of loan portfolios	—	—	(289,292)	—	(289,292)
Net payments from FDIC under loss sharing agreements	—	—	110,618	—	110,618
Capital contribution to subsidiary	(100,000)	—	—	100,000	—
Return of capital from wholly-owned subsidiaries	210,000	250,000	—	(460,000)	—
Acquisition of premises and equipment	(352)	—	(19,981)	—	(20,333)

Proceeds from sale of:
Premises and equipment	24	—	8,607	—	8,631
Foreclosed assets	—	—	81,010	—	81,010

Net cash provided by (used in) investing activities	41,418	254,204	(577,998)	(296,262)	(578,638)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	241,260	11,455	252,715
Federal funds purchased and assets sold under agreements to repurchase	—	—	418,381	—	418,381
Other short-term borrowings	—	1,443	(304,500)	(66,943)	(370,000)
Payments of notes payable	—	—	(111,030)	—	(111,030)
Proceeds from issuance of notes payable	—	—	31,905	—	31,905
Proceeds from issuance of common stock	3,048	—	—	—	3,048
Dividends paid	(1,862)	—	—	—	(1,862)
Net payments for repurchase of common stock	(861)	—	—	—	(861)
Return of capital to parent company	—	(210,000)	(250,000)	460,000	—
Capital contribution from parent	—	—	100,000	(100,000)	—

Net cash provided by (used in) financing activities	325	(208,557)	126,016	304,512	222,296

Net decrease in cash and due from banks	(9,342)	(4)	(40,620)	8,250	(41,716)
Cash and due from banks at beginning of period	10,595	616	422,967	(10,967)	423,211

Cash and due from banks at end of period, including discontinued operations	1,253	612	382,347	(2,717)	381,495
Less: cash from discontinued operations	—	—	18,923	—	18,923

Cash and due from banks at end of period	$1,253	$612	$363,424	$(2,717)	$362,572

The Condensed Consolidating Statements of Cash Flows include the cash flows from operating, investing and financing activities associated with discontinued operations.

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2013
(In thousands)	Popular, Inc. Holding Co.	PNA Holding Co.	All other subsidiaries and eliminations	Elimination entries	Popular, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$207,161	$29,636	$89,490	$(119,126)	$207,161

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(77,800)	(41,402)	—	119,202	—
Provision for loan losses	(20)	—	473,284	—	473,264
Amortization of intangibles	—	—	4,935	—	4,935
Depreciation and amortization of premises and equipment	323	2	24,684	—	25,009
Net accretion of discounts and amortization of premiums and deferred fees	14,989	38	(44,552)	—	(29,525)
Fair value adjustments on mortgage servicing rights	—	—	10,741	—	10,741
FDIC loss share expense	—	—	30,021	—	30,021
Adjustments (expense) to indemnity reserves on loans sold	—	—	27,775	—	27,775
Earnings from investments under the equity method	(20,297)	(2,849)	(11,068)	—	(34,214)
Deferred income tax benefit	(9,098)	—	(312,649)	(107)	(321,854)
(Gain) loss on:
Disposition of premises and equipment	—	—	(2,347)	—	(2,347)
Sale of loans, including valuation adjustments on loans held for sale and mortgage banking activities	—	—	44,577	—	44,577
Sale of stock in equity method investee	(136,722)	—	—	—	(136,722)
Sale of foreclosed assets, including write-downs	—	—	35,006	—	35,006
Acquisitions of loans held-for-sale	—	—	(15,335)	—	(15,335)
Proceeds from sale of loans held-for-sale	—	—	119,003	—	119,003
Net originations on loans held-for-sale	—	—	(867,917)	—	(867,917)
Net (increase) decrease in:
Trading securities	(166)	—	858,258	—	858,092
Accrued income receivable	1,583	—	(19,475)	(285)	(18,177)
Other assets	(3,505)	100	4,199	1,309	2,103
Net increase (decrease) in:
Interest payable	—	(7)	(2,533)	(30)	(2,570)
Pension and other postretirement benefits obligations	—	—	3,786	—	3,786
Other liabilities	(2,165)	(9)	7,192	(963)	4,055

Total adjustments	(232,878)	(44,127)	367,585	119,126	209,706

Net cash (used in) provided by operating activities	(25,717)	(14,491)	457,075	—	416,867

Cash flows from investing activities:
Net (increase) decrease in money market investments	(21,914)	(251)	13,755	22,051	13,641
Purchases of investment securities:
Available-for-sale	—	—	(1,490,647)	—	(1,490,647)
Held-to-maturity	—	—	—	—	—
Other	—	—	(116,731)	—	(116,731)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	35,000	—	1,343,311	—	1,378,311
Held-to-maturity	—	—	2,359	—	2,359
Other	—	—	83,592	—	83,592
Net (originations) repayments on loans	(137,255)	—	568,817	192,700	624,262
Proceeds from sale of loans	—	—	295,237	—	295,237
Acquisition of loan portfolios	—	—	(1,520,088)	—	(1,520,088)
Net payments to FDIC under loss sharing agreements	—	—	(107)	—	(107)
Return of capital from equity method investments	—	438	—	—	438

Proceeds from sale of sale of stock in equity method investee	166,332	—	—	—	166,332
Capital contribution to subsidiary	(17,300)	—	—	17,300	—
Mortgage servicing rights purchased	—	—	(45)	—	(45)
Acquisition of premises and equipment	(198)	—	(19,576)	—	(19,774)
Proceeds from sale of:
Premises and equipment	28	—	5,863	—	5,891
Foreclosed assets	—	—	120,365	—	120,365

Net cash provided by (used in) investing activities	24,693	187	(713,895)	232,051	(456,964)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	—	—	(259,645)	(305)	(259,950)
Assets sold under agreements to repurchase	—	—	(322,247)	(21,800)	(344,047)
Other short-term borrowings	—	—	782,700	(192,700)	590,000
Payments of notes payable	—	(3,000)	(45,458)	—	(48,458)
Proceeds from issuance of notes payable	—	—	49,874	—	49,874
Proceeds from issuance of common stock	3,232	—	—	—	3,232
Dividends paid	(1,551)	—	—	—	(1,551)
Net payments for repurchase of common stock	(325)	—	—	—	(325)
Capital contribution from parent	—	17,300	—	(17,300)	—

Net cash provided by (used in) financing activities	1,356	14,300	205,224	(232,105)	(11,225)

Net increase (decrease) in cash and due from banks	332	(4)	(51,596)	(54)	(51,322)
Cash and due from banks at beginning of period	1,103	624	439,552	(1,916)	439,363

Cash and due from banks at end of period	$1,435	$620	$387,956	$(1,970)	$388,041

The Condensed Consolidating Statements of Cash Flows include the cash flows from operating, investing and financing activities associated with discontinued operations.

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

The Corporation is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation has operations in Puerto Rico, the United States (“U.S.”) mainland, and the U.S. and British Virgin Islands. In Puerto Rico, the Corporation provides retail, including residential mortgage loan originations, and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, broker-dealer, auto and equipment leasing and financing, and insurance services through specialized subsidiaries. In the U.S. mainland, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN. BPNA focuses efforts and resources on the core community banking business. BPNA, under the name Popular Community Bank, operates branches in New York, California, Illinois, New Jersey and Florida. E-LOAN markets deposit accounts under its name for the benefit of BPNA. Note 36 to the consolidated financial statements presents information about the Corporation’s business segments. As of June 30, 2014, the Corporation had a 14.8% interest in the holding company of EVERTEC, which provides transaction processing services throughout the Caribbean and Latin America, including servicing many of the Corporation’s system infrastructures and transaction processing businesses. During the quarter ended June 30, 2014, the Corporation recorded $2.6 million in earnings from its investment in EVERTEC, which had a carrying amount of $22.2 million as of the end of the quarter. Also, the Corporation had a 15.8% stake in BHD Financial Group (“BHD”), one of the largest banking and financial services groups in the Dominican Republic. During the quarter ended June 30, 2014, the Corporation recorded $5.5 million in earnings from its investment in BHD, which had a carrying amount of $99.1 million, as of the end of the quarter.

OVERVIEW

For the quarter ended June 30, 2014, the Corporation recorded a net loss of $511.3 million compared with a net income of $327.5 million for the same quarter of the previous year. Net loss from continuing operations was $329.6 million for the second quarter of 2014, compared to a net income of $312.2 million for the same quarter of the previous year. The results for the quarter ended June 30, 2014 were impacted by the accelerated amortization of $414.1 million of discount and deferred costs related to the repayment of TARP funds, recognized as interest expense in the quarter, a goodwill impairment charge of $186.5 million related to the announced sales of the California, Central Florida and Illinois regions of Popular Community Bank (“PCB”) and income tax net positive adjustments of $14.5 million resulting from a closing agreement with the Puerto Rico Department of Treasury and the impact of the tax treatment of senior notes issued to partially fund the TARP repayment. Excluding the impact of these events, the adjusted net income for the quarter ended June 30, 2014 was $86.2 million.

Recent significant events

•	On July 2, 2014, the Corporation completed the repayment of TARP funds to the U.S. Treasury through the repurchase of $935 million of trust capital securities issued to the U.S. Treasury under the TARP Capital Purchase Program. The Corporation funded the repurchase through a combination of available cash and approximately $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019 which settled on July 1, 2014.

On July 23, 2014, the Corporation also completed the repurchase of the outstanding warrant initially issued to the U.S. Treasury under the TARP Capital Purchase Program in 2008 for a repurchase price of $3.0 million. The warrant represented the right to purchase 2,093,284 shares of the Corporation’s common stock at an exercise price of $67 per share with an original term of 10 years. With the completion of this transaction, the Corporation completed its exit from the TARP Capital Purchase Program.

In connection with the repayment of TARP on July 2, 2014, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million during the second quarter of 2014, which is reflected as part of interest expense in the consolidated statement of operations.

•	On April 22, 2014, BPNA entered into definitive agreements to sell its California, Illinois and Central Florida regional operations to three different buyers. BPNA completed the sale of its Illinois regional operations on August 8, 2014. The remaining transactions are expected to be completed by the end of the fourth quarter of 2014. In connection with these transactions, the Corporation intends to centralize certain back office operations in Puerto Rico and New York. The decision to sell these businesses resulted in the discontinuance of each of these respective operations. During the quarter ended June 30, 2014, the Corporation recorded a non-cash goodwill impairment charge of $186.5 million, related to the goodwill asset allocated to these regions. This non-cash charge had no impact on the Corporation’s tangible capital or regulatory capital ratios. The Corporation expects to realize a net premium estimated of approximately $24 million, before customary transaction costs, upon the closing of these transactions.

In connection with the reorganization plan, the Corporation estimates that it will incur in restructuring charges of approximately $54 million, comprised of $32 million in severance, retention and employee related costs and $22 million in operational set-up costs and lease cancelations, of which approximately $5 million were incurred during the second quarter of 2014. The remaining costs consisting of severance payments and other employee benefits, lease and other contract termination expenses will be recognized as they are incurred during the third and fourth quarter of 2014 and early 2015. Also, in early 2015, annual operating expenses are expected to be reduced by approximately $45 million, after the reorganization is complete.

Current and prior periods’ financial information covering income and expense amounts presented in this MD&A has been retrospectively adjusted for the impact of the discontinued operations for comparative purposes. The financial information for prior periods included in this MD&A does not reflect the reclassification of PCB’s assets and liabilities to discontinued operations.

Financial highlights for the quarter ended June 30, 2014

•	Taxable equivalent net interest expense was $59.4 million for the second quarter of 2014, a decrease of 393.8 million from the same quarter of the prior year. Reported net interest margin for the quarter was (0.51)%. Excluding the impact of the accelerated amortization of TARP discount and deferred costs of $414.1 million, net interest income on a taxable equivalent basis was $375.0 million, an increase of $22.8 million from the same quarter of the previous year and the adjusted net interest margin was 4.94%, an increase of 23 basis points from the same quarter of the previous year. The increase in the adjusted net interest income was mainly related to higher yields from covered loans due to a decrease in expected credit losses and loan resolutions which resulted in higher accretion income; higher income from collections of commercial loans which were in non-accrual status; higher income from consumer loans due to the purchase of $90 million during the first quarter of 2014; lower deposit and borrowing costs due to the replacement of deposits at lower rates and the early repayment of senior notes of $233.2 million during the third quarter of 2013. Refer to the Net Interest Income section of this MD&A for a discussion of the major variances in net interest income, including yields and costs.

•	Non-covered, non-performing loans increased by $49.0 million, or 7%, when compared to December 31, 2013 driven in large part by a single $52 million commercial credit relationship that was placed in non-accrual status during the first quarter of 2014. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 3.26% at June 30, 2014 from 2.77% at December 31, 2013, impacted by the reclassification of $1.8 billion in loans to discontinued operations, of which $9.5 million were in non-performing status. The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.94% for the quarter ended June 30, 2014, down from 1.47% for the quarter ended June 30, 2013. Net charge-offs, excluding covered loans, for the quarter ended June 30, 2014 decreased by $32.9 million when compared to the quarter ended June 30, 2013. The decline is mostly driven by improvements in the credit performance of the loans portfolios particularly in the U.S. mainland and de-risking strategies taken by the Corporation to improve the risk profile of its portfolios. The non-performing loans bulk sale completed during the first and second quarters of 2013 added $362.6 million in write-downs at the BPPR operations, which are excluded from the above mentioned net charge-off metrics. The BPNA segment continued to reflect strong credit quality results for the second quarter of 2014. Nevertheless, challenging economic and fiscal conditions in Puerto Rico continued to influence credit quality results in the BPPR reportable segment.

•

The provision for loan losses for the quarter ended June 30, 2014 totalled $61.7 million, compared with $254.5 million for the same period in 2013, a decline of $192.8 million. The provision for the second quarter of 2013, includes an incremental provision of $169.2 million related to the bulk sale of non-performing mortgage loans completed during such quarter. Excluding the impact of this transaction, the provision for the second quarter of 2014 declined $23.6 million when compared with the same quarter of the previous year mainly due to reserve releases at BPNA. The provision for loan losses for the non-covered loan portfolio totalled $50.1 million, compared with $229.0 million for the same quarter in 2013, a decline of $178.9 million, mostly due to the above mentioned bulk loan sale of non-performing assets completed in the second quarter of 2013 and reserve releases at BPNA due to improved credit quality trends. The provision for covered loans totalled $11.6 million in the second quarter of 2014, compared with $25.5 million for the same quarter in 2013, a decrease of $13.9 million, mostly driven by lower impairment losses from the commercial portfolios.

Refer to the Credit Risk Management and Loan Quality section of this MD&A for an explanation of the main factors impacting the provision for loan losses and a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

•	Non-interest income for the quarter ended June 30, 2014 was $62.8 million, a decline of $225.9 million compared to the same quarter in the previous year. This decrease was mainly attributed to a the gain of $162.1 million recorded during the second quarter of 2013, related to EVERTEC’s IPO, offset by the loss of $72.2 million related to the bulk sale of non-performing assets completed during such quarter. Furthermore, a higher amortization of the FDIC indemnification asset by $33.5 million, due to lower estimated credit losses, and lower income from mortgage banking activities by $14.3 million, contributed to the decline in non-interest income.

Refer to the Non-Interest Income section of this MD&A for additional information on the main variances that affected the non-interest income categories.

•	Operating expenses decreased by $18.4 million when compared to the second quarter of 2013 due mainly to the following main factors:

•	Lower FDIC deposit insurance expense due to improvements in asset quality and credit trends;

•	Lower personnel costs by $7.3 million, principally due to changes to actuarial assumptions in BPPR’s pension obligations and lower hospital and life insurance expenses;

•	Lower OREO expenses by $4.2 million driven by lower maintenance costs as a result of properties sold

The above positive variances were offset by restructuring costs of $4.6 million incurred in connection with the reorganization of PCB. Refer to the Operating Expenses section of this MD&A for additional information

•	Income tax benefit for the second quarter of 2014 amounted to $4.1 million, compared to an income tax benefit of $237.4 million for the second quarter of 2013. The variance in income tax benefit is mainly due to the change in the statutory tax rate from 30% to 39% during the second quarter of 2013, which resulted in a tax benefit of approximately $215.6 million. During the second quarter of 2014 the Corporation recognized an income tax benefit of approximately $23.4 million due to a reduction in the deferred tax liability associated with the Westernbank loan portfolio as a result of a Closing Agreement entered into with the Puerto Rico Department of the Treasury (“PR Treasury”) during the quarter, offset by the negative impact of the deferred tax asset valuation allowance of approximately $9.2 million recorded at the Holding Company, due to the difference in the tax treatment of interest expense related to the TARP funds and the newly issued $450 million senior notes.

•	Total assets amounted to $36.6 billion at June 30, 2014, compared with $35.7 billion at December 31, 2013. The increase in total assets was attributed to:

•	An increase in money market investments of $808.5 million, mainly due to liquidity held in anticipation of the TARP repayment.

•	An increase in investment securities available-for-sale and held-to-maturity of $333.0 million due mainly to purchases of U.S. agency obligations at the BPPR segment; and

•	An increase in other assets of $604.8 million, mainly due to $450 million in trade receivable due to the issuance of senior notes raised near the end of the second quarter with a settlement date of July 1, 2014 to partially fund the repayment of the TARP funds.

The above increases were offset by:

•	A decrease in the FDIC loss share asset of $197.1 million due to amortization and collections;

•	A decrease in the non-covered loans held-in-portfolio of $192.6 million, excluding the reclassification of $1.8 billion in loans to discontinued operations, mainly at BPPR due to the reduction in the public sector loans;

•	A decrease in the covered loans portfolio of $248.3 million due to the continuation of loan resolutions and the normal portfolio run-off; and

•	A decrease in goodwill of $186.5 million due to the impairment charge recognized in connection with the sale of the PCB regions.

•	The Corporation’s total deposits increased by $248.3 million, excluding the reclassification of $2.1 billion to discontinued operations, mainly due an increase in demand deposits

•	The Corporation’s borrowings amounted to $4.5 billion at June 30, 2014, compared with $3.6 billion at December 31, 2013. The increase was mainly due to the accelerated amortization of $414.1 million of discount and deferred costs related to the repayment of TARP funds, as well as the issuance of $450.0 million in senior notes.

•	Stockholders’ equity totalled $4.3 billion at June 30, 2014, compared with $4.6 billion at December 31, 2013. This decrease mainly resulted from the Corporation’s net loss of $424.9 million for the six months ended June 30, 2014 offset by a decrease of $58.5 million in accumulated other comprehensive loss mainly due to net unrealized losses on investment securities available-for-sale. Capital ratios continued to be strong. The Corporation’s Tier 1 risk-based capital ratio stood at 19.23% at June 30, 2014, while the tangible common equity ratio at June 30, 2014 was 10.28%. Refer to Table 17 for capital ratios and Tables 18 and 19 for Non-GAAP reconciliations.

Table 1 provides selected financial data and performance indicators for the June 30, 2014 and 2013.

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

The Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol BPOP.

Table 1—Financial Highlights

Financial Condition Highlights

	Ending balances at			Average for the six months ended
(In thousands)	June 30, 2014	December 31, 2013	Variance	June 30, 2014	June 30, 2013	Variance
Money market investments	$1,666,944	$858,453	$808,491	$1,346,593	$1,040,941	$305,652
Investment and trading securities	6,282,220	5,956,791	325,429	6,356,622	5,916,145	440,477
Loans	22,468,336	24,706,719	(2,238,383)	22,583,201	22,933,979	(350,778)
Earning assets	30,417,500	31,521,963	(1,104,463)	30,286,417	29,891,065	395,352
Assets from discontinued operations	1,828,382	—	1,828,382	1,908,616	2,017,531	(108,915)
Total assets	36,587,902	35,749,333	838,569	36,216,256	34,414,687	1,801,569
Deposits*	24,901,152	26,711,145	(1,809,993)	24,659,911	24,682,910	(22,999)
Borrowings	4,465,965	3,645,246	820,719	3,740,430	4,488,408	(747,978)
Stockholders’ equity	4,260,441	4,626,150	(365,709)	4,781,976	4,003,228	778,748
Liabilities from discontinued operations	2,079,742	—	2,079,742	2,129,271	2,214,391	(85,120)

*	Average deposits exclude average derivatives.

Operating Highlights

	Quarters ended June 30,			Six months ended June 30,
(In thousands, except per share information)	2014	2013	Variance	2014	2013	Variance
Net interest (expense) income	$(59,381)	$334,411	$(393,792)	$291,790	$659,055	$(367,265)
Provision for loan losses—non-covered loans	50,074	228,975	(178,901)	104,196	438,068	(333,872)
Provision for loan losses—covered loans	11,604	25,500	(13,896)	37,318	43,056	(5,738)
Non-interest income	62,789	288,718	(225,929)	158,821	319,028	(160,207)
Operating expenses	275,439	293,864	(18,425)	553,038	609,089	(56,051)

(Loss) income from continuing operations before income tax	(333,709)	74,790	(408,499)	(243,941)	(112,130)	(131,811)
Income tax (benefit) expense	(4,124)	(237,380)	233,256	19,140	(294,257)	313,397

(Loss) income from continuing operations	$(329,585)	$312,170	$(641,755)	$(263,081)	$182,127	$(445,208)

(Loss) income from discontinued operations, net of tax	(181,729)	15,298	(197,027)	(161,824)	25,034	(186,858)

Net (loss) income	$(511,314)	$327,468	$(838,782)	$(424,905)	$207,161	$(632,066)

Net (loss) income applicable to common stock	$(512,245)	$326,537	$(838,782)	$(426,767)	$205,300	$(632,067)

Net (loss) income from continuing operations	$(3.21)	$3.03	$(6.24)	$(2.58)	$1.76	$(4.34)

Net (loss) income from discontinued operations	$(1.77)	$0.15	$(1.92)	$(1.57)	$0.24	$(1.81)

Net (loss) income per Common Share – Basic	$(4.98)	$3.18	$(8.16)	$(4.15)	$2.00	$(6.15)

Net (loss) income from continuing operations	$(3.21)	$3.02	$(6.23)	$(2.58)	$1.75	$(4.33)

Net (loss) income from discontinued operations	$(1.77)	$0.15	$(1.92)	$(1.57)	$0.24	$(1.81)

Net (loss) income per Common Share – Diluted	$(4.98)	$3.17	$(8.15)	$(4.15)	$1.99	$(6.14)

	Quarters ended June 30,		Six months ended June 30,
Selected Statistical Information	2014	2013	2014	2013
Common Stock Data
Market price
High	$34.18	$30.60	$34.18	$30.60
Low	28.93	26.88	25.50	21.70
End	34.18	30.37	34.18	30.37
Book value per common share at period end	40.69	40.13	40.69	40.13

Profitability Ratios
Return on assets	(5.66)%	3.60%	(2.37)%	1.15%
Return on common equity	(43.04)	32.77	(18.19)	10.47
Net interest spread (taxable equivalent)	4.65	4.43	4.65	4.39
Net interest margin (taxable equivalent)	4.94	4.71	4.94	4.65

Capitalization Ratios
Average equity to average assets	13.31%	11.73%	13.20%	11.63%
Tier I capital to risk-weighted assets	19.23	17.30	19.23	17.30
Total capital to risk-weighted assets	20.69	18.58	20.69	18.58
Leverage ratio	13.07	11.46	13.07	11.46

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

Allowance for loan losses

The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as current economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans. The provision for loan losses charged to current operations is based on this methodology. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The Corporation’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, the Corporation determines the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30 by analogy, by evaluating decreases in expected cash flows after the acquisition date.

The accounting guidance provides for the recognition of a loss allowance for groups of homogeneous loans. The determination for general reserves of the allowance for loan losses includes the following principal factors:

•	Base net loss rates, which are based on the moving average of annualized net loss rates computed over a 3-year historical loss period for the commercial and construction loan portfolios, and an 18-month period for the consumer and mortgage loan portfolios. The base net loss rates are applied by loan type and by legal entity.

•	Recent loss trend adjustment, which replaces the base loss rate with a 12-month average loss rate, when these trends are higher than the respective base loss rates. The objective of this adjustment is to allow for a more recent loss trend to be captured and reflected in the ALLL estimation process. As part of the annual review of the components of the ALLL models, as discussed in the following paragraphs and implemented as of June 30th 2014, the Corporation eliminated the use of caps in the recent loss trend adjustment for the consumer and mortgage portfolios, among other revisions. For the period ended December 31, 2013, the recent loss trend adjustment caps for the consumer and mortgage portfolios were triggered in only one portfolio segment within the Puerto Rico consumer portfolio. Management assessed the impact of the applicable cap through a review of qualitative factors that specifically considered the drivers of recent loss trends and changes to the portfolio composition. The related effect of the aforementioned cap was immaterial for the overall level of the Allowance for Loan and Lease Losses for the Puerto Rico Consumer portfolio.

For the period ended June 30, 2014, 28% (June 30, 2013 - 37%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial, personal and auto loan portfolios for 2014, and in the commercial multi-family, mortgage, and leasing portfolios for 2013.

For the period ended June 30, 2014, 23% (June 30, 2013 - 24%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial and industrial and legacy loan portfolios for 2014 and in the commercial multi-family, commercial real estate non-owner occupied and commercial and industrial portfolios for 2013.

For the period ended December 31, 2013, 27% (2012 - 32%) of the ALLL for BPPR non-covered loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, leasing, and auto loan portfolios for 2013, and in the commercial multi-family, commercial and industrial, construction, credit cards, and personal loan portfolios for 2012.

For the period ended December 31, 2013, 29% (2012 – 8%) of the ALLL for BPNA loan portfolios utilized the recent loss trend adjustment instead of the base loss. The effect of replacing the base loss with the recent loss trend adjustment was mainly concentrated in the commercial multi-family, commercial real estate non-owner occupied, commercial and industrial and legacy loan portfolios for 2013 and in the construction and legacy loan portfolios for 2012.

•	Environmental factors, which include credit and macroeconomic indicators such as unemployment rate, economic activity index and delinquency rates, adopted to account for current market conditions that are likely to cause estimated credit losses to differ from historical losses. The Corporation reflects the effect of these environmental factors on each loan group as an adjustment that, as appropriate, increases the historical loss rate applied to each group. Environmental factors provide updated perspective on credit and economic conditions. Regression analysis is used to select these indicators and quantify the effect on the general reserve of the allowance for loan losses.

During the second quarter of 2014, management completed the annual review of the components of the ALLL models. As part of this review management updated core metrics and revised certain components related to the estimation process for evaluating the adequacy of the general reserve of the allowance for loan losses. These enhancements to the ALLL methodology, which are described in the paragraphs below, were implemented as of June 30, 2014 and resulted in a net decrease to the allowance for loan losses of $18.7 million for the non-covered portfolio and a net increase to the allowance for loan losses of $0.8 million for the covered portfolio.

Management made the following principal revisions to the methodology during the second quarter of 2014:

•	Annual review and recalibration of the environmental factors adjustment. The environmental factor adjustments are developed by performing regression analyses on selected credit and economic indicators for each applicable loan segment. During the second quarter of 2014, the environmental factor models used to account for changes in current credit and macroeconomic conditions were reviewed and recalibrated based on the latest applicable trends. Management also revised the application of environmental factors to the historical loss rates to consider last 12 month trends of the applicable credit and macroeconomic indicators applied as an incremental adjustment to account for emerging risks not necessarily considered in the historical loss rates.

The combined effect of the aforementioned recalibration and enhancements to the environmental factors adjustment resulted in a decrease to the allowance for loan losses of $17 million at June 30, 2014, of which $14.1 million related to the non-covered BPPR portfolio and $3.7 million related to the BPNA segment, offset in part by a $0.8 million increase in the BPPR covered portfoliot.

•	Increased the historical look-back period for determining the recent loss trend adjustment for consumer and mortgage loans. The Corporation increased the look-back period for assessing recent trends applicable to the determination of consumer and mortgage loan net charge-offs from 6 months to 12 months and eliminated the use of caps. Previously, the Corporation used a recent loss trend adjustment based on 6 months of net charge-offs up to a determined cap. Given the current overall consumer and mortgage credit quality improvements, management concluded that a 12-month look-back period for the recent loss trend adjustment aligns the Corporation’s allowance for loan losses methodology to current credit quality trends while limiting excessive pro-cyclicality given the longer look-back period analysis, thus, eliminating the aforementioned caps.

The combined effect of the aforementioned enhancements to the recent loss trend adjustment resulted in a decrease to the allowance for loan losses of $1 million at June 30, 2014, of which $0.9 million related to the non-covered BPPR segment and $0.1 million related to the BPNA segment.

Discontinued Operations

Components of the Corporation that will be disposed of by sale, where the Corporation does not have a significant continuing involvement in the operations after the disposal, are accounted for as discontinued operations. The results of operations of the discontinued operations exclude allocations of corporate overhead. Refer to Note 3, Discontinued Operations, for additional information on the discontinued operations.

NET INTEREST INCOME

Net interest income, on a taxable equivalent basis, is presented with its different components on Tables 2 and 3 for the quarter and six months periods ended June 30, 2014 as compared with the same periods in 2013, segregated by major categories of interest earning assets and interest bearing liabilities.

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

Taxable equivalent net interest expense was $59.4 million for the second quarter of 2014, a decrease of $393.8 million from the same quarter of the prior year. Net interest margin, as reported, was (0.51)%. Excluding the impact of the accelerated amortization of TARP discount and deferred costs of $414.1 million, net interest income on a taxable equivalent basis was $375.0 million, an increase of $22.8 million from the same quarter of the previous year. The adjusted net interest margin was 4.94%, an increase of 23 basis points from the same quarter of the previous year. The main reasons for the increase were:

•	Higher yield from covered loans by 323 basis points mainly due to reduced expected losses resulting from the recasting process and the resolution of certain commercial loans that resulted in higher accretion income, partially offset by lower volume of the portfolio.

•	Higher interest income from commercial loans by $4.2 million mainly due to higher volume of the portfolio and interest collected on loans in nonaccrual status.

•	Higher interest income from consumer loans by $3.4 million related to purchased loans at the end of the first quarter 2014 and higher volume of auto loans due to higher lending activity at Popular Auto.

•	A lower average cost of interest bearing deposits by 13 bps, mainly lower cost certificates of deposits and individual retirement accounts as these come due and are re-priced at lower rates; also lower volume of broker CDs, contributed to the decrease in the deposits interest expense.

•	Long term debt reflected a reduction of 80 basis points due to the early repayment, on the third quarter of 2013, of $233.2 million in senior notes at an average cost of 7.77%.

•	These positive variances were partially offset by lower volume and yield on mortgage loans resulting in lower interest income by approximately $6.4 million as compared to the same quarter in 2013 mostly due to lower volume by $328 million.

Table 2—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Quarters ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
($ in millions)							(In thousands)
$1,378	$980	$398	0.33%	0.34%	(0.01)%	Money market investments	$1,131	$829	$302	$67	$235
6,028	5,535	493	2.75	3.04	(0.29)	Investment securities	41,376	42,017	(641)	(1,567)	926
433	428	5	5.59	6.20	(0.61)	Trading securities	6,024	6,614	(590)	(658)	68

7,839	6,943	896	2.48	2.85	(0.37)	Total money market, investment and trading securities	48,531	49,460	(929)	(2,158)	1,229

						Loans:
8,446	8,206	240	5.08	5.03	0.05	Commercial	107,041	102,851	4,190	1,157	3,033
175	312	(137)	5.55	4.52	1.03	Construction	2,416	3,512	(1,096)	680	(1,776)
546	542	4	7.43	8.02	(0.59)	Leasing	10,151	10,880	(729)	(805)	76
6,691	7,019	(328)	5.34	5.45	(0.11)	Mortgage	89,314	95,699	(6,385)	(1,979)	(4,406)
3,894	3,720	174	10.44	10.56	(0.12)	Consumer	101,350	97,901	3,449	(603)	4,052

19,752	19,799	(47)	6.30	6.29	0.01	Sub-total loans	310,272	310,843	(571)	(1,550)	979
2,811	3,269	(458)	11.83	8.60	3.23	Covered loans	82,975	70,136	12,839	20,715	(7,876)

22,563	23,068	(505)	6.99	6.62	0.37	Total loans	393,247	380,979	12,268	19,165	(6,897)

$30,402	$30,011	$391	5.82%	5.75%	0.07%	Total earning assets	$441,778	$430,439	$11,339	$17,007	$(5,668)

						Interest bearing deposits:
$4,897	$4,736	$161	0.32%	0.35%	(0.03)%	NOW and money market [1]	$3,847	$4,158	$(311)	$(447)	$136
6,713	6,538	175	0.22	0.25	(0.03)	Savings	3,628	4,020	(392)	(481)	89
7,709	8,073	(364)	0.98	1.21	(0.23)	Time deposits	18,748	24,267	(5,519)	(3,930)	(1,589)

19,319	19,347	(28)	0.54	0.67	(0.13)	Total deposits	26,223	32,445	(6,222)	(4,858)	(1,364)

2,099	2,722	(623)	1.70	1.44	0.26	Short-term borrowings [3]	8,892	9,767	(875)	(443)	(432)
536	511	25	15.92	15.95	(0.03)	TARP funds [2]	21,342	20,374	968	(48)	1,016
979	1,253	(274)	4.21	5.01	(0.80)	Other medium and long-term debt [3]	10,306	15,692	(5,386)	(561)	(4,825)

22,933	23,833	(900)	1.17	1.32	(0.15)	Total interest bearing liabilities	66,763	78,278	(11,515)	(5,910)	(5,605)

5,451	5,388	63				Non-interest bearing demand deposits
2,018	790	1,228				Other sources of funds

$30,402	$30,011	$391	0.88%	1.04%	(0.16)%	Total source of funds	66,763	78,278	(11,515)	(5,910)	(5,605)

			4.94%	4.71%	0.23%	Net interest margin

						Net interest income on a taxable equivalent basis	375,015	352,161	22,854	$22,917	$(63)

			4.65%	4.43%	0.22%	Net interest spread

						Accelerated amortization TARP discount and related deferred costs	414,068		414,068
						Taxable equivalent adjustment	20,328	17,750	2,578

						Net interest income	$(59,381)	$334,411	$(393,792)

			(0.51)%			Net interest margin including accelerated amortization of TARP discount and related costs

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures.
[3]	Cost of borrowings excludes the impact of the accelerated amortization. Total cost of borrowings for the second quarter of 2014 including the accelerated amortization of TARP discount would have been 50.31%.

The results for the six-month period ended June 30, 2014 were impacted by the same factors described in the quarterly results, being the most significant the increase in the covered loan portfolio yield.

Table 3—Analysis of Levels & Yields on a Taxable Equivalent Basis for Continuing Operations

Six Months ended June 30,

Average Volume			Average Yields / Costs				Interest			Variance Attributable to
2014	2013	Variance	2014	2013	Variance		2014	2013	Variance	Rate	Volume
(In millions)							(In thousands)
$1,347	$1,041	$306	0.32%	0.35%	(0.03)%	Money market investments	$2,104	$1,784	$320	$48	$272
5,933	5,488	445	2.78	3.11	(0.33)	Investment securities	82,493	85,230	(2,737)	(4,842)	2,105
423	428	(5)	5.73	6.23	(0.50)	Trading securities	12,022	13,206	(1,184)	(1,049)	(135)

7,703	6,957	746	2.51	2.88	(0.37)	Total money market, investment and trading securities	96,619	100,220	(3,601)	(5,843)	2,242

						Loans:
8,467	8,224	243	5.05	4.93	0.12	Commercial	212,172	201,058	11,114	5,098	6,016
180	338	(158)	8.11	4.18	3.93	Construction	7,252	7,008	244	4,536	(4,292)
545	542	3	7.50	8.19	(0.69)	Leasing	20,455	22,213	(1,758)	(1,870)	112
6,691	6,716	(25)	5.39	5.44	(0.05)	Mortgage	180,497	182,581	(2,084)	(1,407)	(677)
3,828	3,723	105	10.42	10.57	(0.15)	Consumer	197,783	195,068	2,715	(2,086)	4,801

19,711	19,543	168	6.31	6.26	0.05	Sub-total loans	618,159	607,928	10,231	4,271	5,960
2,872	3,391	(519)	11.50	8.45	3.05	Covered loans	164,073	142,320	21,753	40,073	(18,320)

22,583	22,934	(351)	6.97	6.58	0.39	Total loans	782,232	750,248	31,984	44,344	(12,360)

$30,286	$29,891	$395	5.83%	5.72%	0.11%	Total earning assets	$878,851	$850,468	$28,383	$38,501	$(10,118)

						Interest bearing deposits:
$4,817	$4,666	$151	0.32%	0.37%	(0.05)%	NOW and money market [1]	$7,625	$8,592	$(967)	$(1,234)	$267
6,702	6,530	172	0.22	0.25	(0.03)	Savings	7,187	8,140	(953)	(1,117)	164
7,624	8,172	(548)	1.01	1.24	(0.23)	Time deposits	38,269	50,329	(12,060)	(8,206)	(3,854)

19,143	19,368	(225)	0.56	0.70	(0.14)	Total deposits	53,081	67,061	(13,980)	(10,557)	(3,423)

2,201	2,722	(521)	1.64	1.45	0.19	Short-term borrowings [3]	17,932	19,548	(1,616)	177	(1,793)
534	507	27	15.98	15.95	0.03	TARP funds [2]	42,673	40,407	2,266	93	2,173
1,005	1,260	(255)	4.16	5.00	(0.84)	Other medium and long-term debt [3]	20,865	31,426	(10,561)	(1,139)	(9,422)

22,883	23,857	(974)	1.18	1.33	(0.15)	Total interest bearing liabilities	134,551	158,442	(23,891)	(11,426)	(12,465)

5,517	5,315	202				Non-interest bearing demand deposits
1,886	719	1,167				Other sources of funds

$30,286	$29,891	$395	0.89%	1.07%	(0.18)%	Total source of funds	134,551	158,442	(23,891)	(11,426)	(12,465)

			4.94%	4.65%	0.29%	Net interest margin

						Net interest income on a taxable equivalent basis	744,300	692,026	52,274	$49,927	$2,347

			4.65%	4.39%	0.26%	Net interest spread

						Accelerated amortization TARP discount and related deferred costs	414,068		414,068
						Taxable equivalent adjustment	38,442	32,971	5,471

						Net interest income	$291,790	$659,055	$(367,265)

			2.20%			Net interest margin including accelerated amortization of TARP discount and related costs

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

[1]	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
[2]	Junior subordinated deferrable interest debentures.
[3]	Cost of borrowings excludes the impact of the accelerated amortization. Total cost of borrowings for the six months ended June 30, 2014 including the accelerated amortization of TARP discount would have been 26.51%.

Provision for Loan Losses

The Corporation’s total provision for loan losses totaled $61.7 million for the quarter ended June 30, 2014 compared with $254.5 million for the quarter ended June 30, 2013.

The provision for loan losses for the non-covered loan portfolio totaled $50.1 million, compared with $229.0 million for the same quarter in 2013, reflecting a decrease of $178.9 million, mostly due to an incremental provision of $169.2 million as a result of the bulk sale of non-performing residential mortgage loans completed during the second quarter of 2013. Excluding the impact of the sale, the provision for loans losses declined by $9.7 million. In addition, the Corporation recorded a reserve release of $18.7 million during the second quarter of 2014 due to the annual recalibration and enhancements to the allowance for loan losses methodology, compared to a reserve increase of $11.8 million for the second quarter of 2013 due to enhancements completed in that quarter. Net charge-offs, excluding write-downs related to the bulk sale in 2013, decreased by $32.9 million from the same quarter prior year, driven by improvements in the credit performance of most portfolios.

The provision for the Puerto Rico non-covered portfolio amounted to $74.9 million, compared to $230.5 million in the second quarter of 2013, reflecting the aforementioned impact of the bulk loan sale. Excluding the impact of the sale, the provision for loan losses increased by $13.6 million, when compared to the quarter ended June 30, 2013, predominantly driven by environmental factors accounting for prevailing macroeconomic conditions in Puerto Rico and the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships. These increases were partially offset by a $14.9 million reserve release as part of the annual recalibration and enhancements to the allowance for loan losses methodology. Refer to the Critical Accounting Policies section of this MD&A for further details of these revisions.

The U.S. operations recorded a provision release of $24.8 million for the second quarter of 2014, compared to a provision release of $1.5 million for the same quarter in 2013 prompted by continued improvements in credit quality trends and the effect of a $3.8 million reserve release as part of the annual recalibration and enhancements of the ALLL models.

The provision for covered loans totaled $11.6 million in the second quarter of 2014, compared with $25.5 million for the same quarter in 2013, reflecting a decrease of $13.9 million. This decrease is due to lower impairment losses on commercial loan pools accounted for under ASC 310-30 and the impact of a $7.5 million reserve increase related to recalibration and enhancements to the allowance for loan losses methodology implemented during the second quarter of 2013. Overall expected loss estimates for pools accounted for under ASC Subtopic 310-30 continue to be lower than originally estimated. In addition, as part of the annual recalibration and enhancements of the ALLL models, the Corporation recorded a $0.8 million reserve increase during the second quarter of 2014.

For the six months ended June 30, 2014, the Corporation’s total provision for loan losses totaled $141.5 million, compared with $481.1 million for the same period in 2013, decreasing by $339.6 million, mostly due to the impact of $318.1 million related to the bulk loan sales completed during 2013. Excluding the impact of the sales, the provision reflects a decrease of $21.5 million from the six month period ended June 30, 2013, mostly driven by continued credit quality improvements in the US operations. The results for the six months ended June 30, 2014 include a $17.9 million reserve release as part of the annual recalibration and enhancements of the ALLL models, compared to a reserve increase of $19.3 million for the same period of 2013 due to enhancements to the allowance for loan losses methodology.

For the six months period ended June 30, 2014 the provision for loan losses for the non-covered loan portfolio decreased by $333.9 million when compared to the same period of 2013, mainly due to the $318.1 million impact of the loan sales during 2013. Excluding the impact of the sales, the provision would have declined by $15.8 million, led by a decrease of $27.9 million in the US operations, offset by an increase of $12.1 million in the BPPR segment primarily due to challenging economic conditions in Puerto Rico, as stated above.

The provision for the covered portfolio was $37.3 million for the six month period ended June 30, 2014, compared to $43.1 million for same period of last year. This decrease is due to lower impairment losses on commercial loan pools accounted for under ASC 310-30 and the impact of a $7.5 million reserve increase related to the recalibration and enhancements to the allowance for loan losses methodology implemented during the second quarter of 2013.

Refer to the Credit Risk Management and Loan Quality sections of this MD&A for a detailed analysis of net charge-offs, non-performing assets, the allowance for loan losses and selected loan losses statistics.

NON-INTEREST INCOME

Refer to Table 4 for a breakdown on non-interest income by major categories for the quarters and six months ended June 30, 2014 and 2013.

Table 4—Non-Interest Income

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Service charges on deposit accounts	$39,237	$41,378	$(2,141)	$78,596	$82,539	$(3,943)

Other service fees:
Debit card fees	11,000	10,395	605	21,544	20,460	1,084
Insurance fees	12,406	11,550	856	24,125	23,157	968
Credit card fees	16,985	16,265	720	33,068	31,819	1,249
Sale and administration of investment products	7,456	10,243	(2,787)	13,913	18,960	(5,047)
Trust fees	4,566	4,154	412	9,029	8,612	417
Other fees	4,055	4,672	(617)	7,607	9,215	(1,608)

Total other service fees	56,468	57,279	(811)	109,286	112,223	(2,937)

Mortgage banking activities	3,788	18,081	(14,293)	7,466	38,378	(30,912)
Net gain (loss) and valuation adjustments of investment securities	—	5,856	(5,856)	—	5,856	(5,856)
Trading account profit (loss)	1,055	(4,345)	5,400	3,032	(5,329)	8,361
Net gain (loss) on sale of loans, including valuation adjustment on loans held-for-sale	9,659	4,291	5,368	14,052	(58,428)	72,480
Adjustment (expense) to indemnity reserves on loans sold	(7,454)	(11,632)	4,178	(17,801)	(27,775)	9,974
FDIC loss share (expense) income	(55,261)	(3,755)	(51,506)	(79,467)	(30,021)	(49,446)
Other operating income	15,297	181,565	(166,268)	43,657	201,585	(157,928)

Total non-interest income	$62,789	$288,718	$(225,929)	$158,821	$319,028	$(160,207)

Table 5—Mortgage Banking Activities

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Mortgage servicing fees, net of fair value adjustments:
Mortgage servicing fees	$10,558	$11,313	$(755)	$21,306	$22,556	$(1,250)
Mortgage servicing rights fair value adjustments	(7,740)	(5,126)	(2,614)	(15,836)	(10,741)	(5,095)

Total mortgage servicing fees, net of fair value adjustments	2,818	6,187	(3,369)	5,470	11,815	(6,345)

Net gain (loss) on sale of loans, including valuation on loans held-for-sale	8,189	(351)	8,540	15,365	13,409	1,956

Trading account (loss) profit:
Unrealized gains (losses) on outstanding derivative positions	22	622	(600)	(738)	600	(1,338)
Realized (losses) gains on closed derivative positions	(7,241)	11,623	(18,864)	(12,631)	12,554	(25,185)

Total trading account (loss) profit	(7,219)	12,245	(19,464)	(13,369)	13,154	(26,523)

Total mortgage banking activities	$3,788	$18,081	$(14,293)	$7,466	$38,378	$(30,912)

Non-interest income decreased by $225.9 million during the quarter ended June 30, 2014, compared with the same quarter of the previous year. During the second quarter of 2013, BPPR completed the sale of a portfolio of non-performing residential mortgage loans with a loss of $3.9 million and reserve for indemnification claims of $3.0 million. In addition, in connection with the EVERTEC IPO completed during the second quarter of 2013, the Corporation recognized other operating income of $162.1 million and a prepayment penalty fee of $5.9 million from EVERTEC’s early repayment of its debt security. Excluding the impact of these transactions completed during the second quarter of 2013, non-interest income decreased $64.9 million.

The decrease in non-interest income was principally due to:

•	Lower other operating income by $166.3 million mostly due to the gain of $162.1 million during the second quarter of 2013 from EVERTEC’s IPO;

•	Unfavorable variance in FDIC loss share (expense) income of $51.5 million due mainly to a higher amortization of the indemnification asset by $33.5 million. During the second quarter, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by commercial loan pools. Though this will have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. This amortization is recognized over the shorter of the remaining life of the loan pools, which had an average life of approximately six years, or the indemnification asset, which as of June 30, 2014 is one year for commercial, construction and consumer loans and of six years for single-family residential mortgage loans. Additionally, lower mirror accounting of credit impairment losses by $15.0 million also contributed to the higher expense. Refer to Table 6 for a breakdown of FDIC loss share (expenses) income by major categories;

•	Lower mortgage banking activities revenues by $14.3 million due to an unfavorable variance of $18.9 million in realized gains / (losses) on closed derivative positions and higher unfavorable valuation adjustments on mortgage servicing rights at BPPR segment. Refer to Table 5 for details of mortgage banking activities; and

•	Lower gains on investment securities by $5.9 million due to EVERTEC’s prepayment penalty fee resulting from the early repayment of its debt security.

These unfavorable variances were partially offset by:

•	Higher trading account profit by $5.4 million mainly at BPPR segment due to higher volume of MBS outstanding at higher market prices;

•	Higher net gains on sale of loans by $5.4 million principally at the BPNA segment due to a higher volume of loans sold; and

•	Lower adjustments to the indemnity reserves by $4.2 million mostly due to the indemnity reserve of $3.0 million recorded during the second quarter of 2013 at BPPR in connection to the sale of non-performing loans and a partial reserve release at BPNA during this quarter, partially offset by higher provision for loans subject to credit recourse at BPPR.

For the six months ended June 30, 2014 non-interest income decreased $160.2 million. Excluding the two significant transactions discussed above and the bulk sale of non-performing assets during the first quarter of 2013, which had a negative impact in non-interest income of $72.2 million, the non-interest income decreased by $71.3 million.

•	Lower other operating income by $157.9 million primarily due to the gain of $162.1 million during the second quarter of 2013 from EVERTEC’s IPO;

•	Unfavorable variance in FDIC loss share (expense) income of $49.4 million due mainly to the same factors described above for the quarterly results. The amortization of the indemnification asset increased by $42.3 million when compared to the same period of 2013, driven by an increase in expected cash flows. Additionally, lower mirror accounting of credit impairment losses by $13.9 million partially offset by a favorable variance in the fair value adjustment of the true-up payment obligation of $7.2 million also contributed to the higher expense. Refer to Table 6 for a breakdown of FDIC loss share (expenses) income by major categories; and

•	Lower mortgage banking activities revenues by $30.9 million mainly due to the unfavorable variance in realized gains / (losses) on closed derivative positions and higher unfavorable valuation adjustments on mortgage servicing rights at BPPR segment. Refer to Table 5 for details of mortgage banking activities.

These unfavorable variances were partially offset by:

•	Positive variance of $72.5 million in net gain (loss) on sale of loans held-for-sale, net of valuation adjustment, that was mainly due to effect of the $61.4 million loss at BPPR resulting from the bulk sale of non-performing commercial and construction loans during the first quarter of 2013, which included an unfavorable valuation adjustment on loans held-for-sale transferred to held-in-portfolio of approximately $8.8 million;

•	Lower provision for indemnity reserves on loans sold by $10.0 million mainly due to the effect of the $13.7 million reserves established at BPPR in connection with the previously mentioned bulk sales of non-performing assets completed during the first and second quarters of 2013, of which $2.0 million was reversed during the first quarter of 2014, in addition to the reserve release of $1.2 million at BPNA during this quarter; and

•	Net positive change in trading account profit / (loss) by $8.4 million at BPPR segment due to higher volume of MBS outstanding at higher market values.

The following table provides a summary of the revenues and expenses derived from the assets acquired in the FDIC-assisted transaction during the quarters and six month periods ended June 30, 2014 and 2013:

Table 6—Financial Information—Westernbank FDIC-Assisted Transaction

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Interest income on covered loans	$82,975	$70,136	$12,839	$164,073	$142,320	$21,753

FDIC loss share (expense) income :
Amortization of loss share indemnification asset	(72,095)	(38,557)	(33,538)	(121,041)	(78,761)	(42,280)
80% mirror accounting on credit impairment losses[1]	10,372	25,338	(14,966)	25,462	39,383	(13,921)
80% mirror accounting on reimbursable expenses	11,085	12,131	(1,046)	23,830	19,914	3,916
80% mirror accounting on recoveries on covered assets, including rental income on OREOs, subject to reimbursement to the FDIC	(3,557)	(2,168)	(1,389)	(7,949)	(3,269)	(4,680)
80% mirror accounting on amortization of contingent liability on unfunded commitments	—	(193)	193	—	(386)	386
Change in true-up payment obligation	(1,206)	(476)	(730)	(38)	(7,251)	7,213
Other	140	170	(30)	269	349	(80)

Total FDIC loss share (expense) income	(55,261)	(3,755)	(51,506)	(79,467)	(30,021)	(49,446)

Amortization of contingent liability on unfunded commitments (included in other operating income)	—	242	(242)	—	484	(484)

Total revenues	27,714	66,623	(38,909)	84,606	112,783	(28,177)

Provision for loan losses	11,604	25,500	(13,896)	37,318	43,056	(5,738)

Total revenues less provision for loan losses	$16,110	$41,123	$(25,013)	$47,288	$69,727	$(22,439)

[1]	Reductions in expected cash flows for ASC 310-30 loans, which may impact the provision for loan losses, may consider reductions in both principal and interest cash flow expectations. The amount covered under the FDIC loss sharing agreements for interest not collected from borrowers is limited under the agreements (approximately 90 days); accordingly, these amounts are not subject fully to the 80% mirror accounting.

Average balances

	Quarters ended June 30,			Six months ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Covered loans	$2,811	$3,269	$(458)	$2,872	$3,391	$(519)
FDIC loss share asset	792	1,376	(584)	846	1,385	(539)

Operating Expenses

Refer to Table 7 for a breakdown of operating expenses by major categories. Operating expenses decreased by $18.4 million when compared to the same quarter of 2013 due to the following factors:

•	Lower FDIC deposit insurances expenses by $8.1 million resulting from improvements in assets quality and earnings trends.

•	Lower personnel costs by $7.3 million mainly at BPPR mostly related to lower pension and postretirement expenses due to actuarial revisions, and lower hospital and life insurance expenses.

•	Lower other real estate (OREO) expenses by $4.2 million due to lower maintenance expenses and lower rental income as a result of OREO properties sold, partially offset by higher subsequent write-downs during this quarter.

•	Lower other operating expenses by $2.3 million due to a sundry reserve release of approximately $1.4 million at BPNA during the second quarter of 2014.

These decreases were partially offset by higher restructuring costs by $4.6 million related to the PCB reorganization. Refer to Note 4 for a detail of restructuring charges.

Operating expenses decreased by $56.1 million for the six months ended June 30, 2014 when compared to the same period in 2013, due to the following main factors:

•	Lower OREO expenses by $43.7 million mainly at BPPR due to the loss of $37.0 million from the bulk sale of commercial and single family real estate owned recognized during the first quarter of 2013.

•	Lower personnel costs by $10.5 million mostly at BPPR driven by lower pension and postretirement expenses due to actuarial revisions, partially offset by higher 401K savings plan expenses due to the restoration of the Corporation’s matching contribution to the plan in April 2013.

•	Lower FDIC deposit insurance expense by $5.5 million resulting from improvements in assets quality and earnings trends.

These decreases were partially offset by higher restructuring costs by $4.6 million related to the PCB reorganization.

Table 7—Operating Expenses

	Quarters ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Variance	2014	2013	Variance
Personnel costs:
Salaries	$69,149	$68,585	$564	$138,187	$136,207	$1,980
Commissions, incentives and other bonuses	12,862	14,704	(1,842)	25,961	29,477	(3,516)
Pension, postretirement and medical insurance	7,532	13,911	(6,379)	16,233	28,224	(11,991)
Other personnel costs, including payroll taxes	9,557	9,159	398	23,020	20,032	2,988

Total personnel costs	99,100	106,359	(7,259)	203,401	213,940	(10,539)

Net occupancy expenses	20,267	21,059	(792)	41,627	41,551	76
Equipment expenses	12,044	11,485	559	23,456	23,105	351
Other taxes	13,543	15,225	(1,682)	27,206	26,753	453
Professional fees:
Collections, appraisals and other credit related fees	6,652	7,915	(1,263)	12,972	17,629	(4,657)
Programming, processing and other technology services	43,533	42,872	661	86,218	85,521	697
Other professional fees	16,839	16,228	611	34,833	31,602	3,231

Total professional fees	67,024	67,015	9	134,023	134,752	- 729

Communications	6,425	6,395	30	13,110	12,946	164
Business promotion	16,038	15,357	681	27,424	27,942	(518)
FDIC deposit insurance	10,480	18,557	(8,077)	21,458	26,913	(5,455)
Other real estate owned (OREO) expenses	3,410	7,657	(4,247)	9,850	53,524	(43,674)
Other operating expenses:
Credit and debit card processing, volume and interchange expenses	5,640	5,096	544	10,836	9,801	1,035
Transportation and travel	1,586	1,756	(170)	3,176	3,165	11
Printing and supplies	955	1,035	(80)	1,645	1,815	(170)
Operational losses	1,945	3,577	(1,632)	7,480	7,095	385
All other	10,383	11,302	(919)	19,721	21,808	(2,087)

Total other operating expenses	20,509	22,766	(2,257)	42,858	43,684	(826)

Amortization of intangibles	2,025	1,989	36	4,051	3,979	72
Restructuring costs	4,574	—	4,574	4,574	—	4,574

Total operating expenses	$275,439	$293,864	$(18,425)	$553,038	$609,089	$(56,051)

INCOME TAXES

Income tax benefit amounted to $4.1 million for the quarter ended June 30, 2014, compared with $237.4 million for the same quarter of 2013. The decrease in income tax benefit was primarily due to the recognition during the second quarter of 2013 of $215.6 million in income tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as the result of the increase in the marginal tax rate from 30% to 39% per Act Number 40 of the Puerto Rico Internal Revenue Code applicable to taxable years beginning after December 31, 2012.

During the second quarter of 2014 the Corporation entered into a Closing Agreement with the Puerto Rico Department of Treasury. The Agreement, among other matters, was related to the income tax treatment of certain charge-offs related to the loans acquired from Westernbank as part of the FDIC assisted transaction in the year 2010. As a result of the Agreement, the Corporation recorded a tax benefit of $23.4 million due to a reduction in the deferred tax liability associated with the Westernbank loan portfolio. Additionally, in connection with this Closing, the Corporation made an estimated tax payment of $45 million which will be used as a credit to offset future income tax liabilities.

This benefit was partially offset by the negative impact of the deferred tax asset valuation allowance of $9.2 million recorded at the Holding Company, due to the difference in the tax treatment of the interest expense related to the TARP funds and the newly issued $450 million senior notes, bearing interest at 7%. The previous interest expense on the TARP funds was not deductible for purposes of calculating taxable income. However, interest expense on the $450 million term notes will be deductible for purposes of the calculation; increasing the loss in the Holding Company on a stand-alone basis. The Holding Company’s lack of taxable income exclusive of reversing temporary differences after deducting the interest expense generated on the notes represents strong negative evidence within management’s evaluation of the realizability of that entity’s deferred tax asset. After weighting of all positive and negative evidence management concluded, as of the reporting date, that it is more likely that not that the Holding Company will not be able to realize any portion of the deferred tax asset, considering the criteria of ASC Topic 740, therefore recorded a full valuation allowance against it.

On July1, 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which among other things, changed the income tax rate for capital gains from 15% to 20%. As a result, the Corporation expects to recognize an income tax expense of approximately $20.0 million during the third quarter of 2014, mainly related to the deferred tax liability associated with the portfolio acquired from Westernbank.

The components of income tax benefit for the quarters ended June 30, 2014 and 2013 are included in the following table:

Table 8 – Components of Income Tax Benefit—Quarter

	Quarters ended
	June 30, 2014		June 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(130,147)	39%	$29,168	39%
Net benefit of net tax exempt interest income	(13,558)	4	(10,325)	(14)
Deferred tax asset valuation allowance	(7,211)	2	(2,958)	(4)
Non-deductible expenses	169,810	(50)	7,946	11
Difference in tax rates due to multiple jurisdictions	(4,293)	1	(2,588)	(3)
Initial adjustment in deferred tax due to change in tax rate	—	—	(215,600)	(288)
Effect of income subject to preferential tax rate[1]	(20,833)	6	(47,322)	(63)
Others	2,108	(1)	4,299	5

Income tax benefit	$(4,124)	1%	$(237,380)	(317)%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Income tax expense amounted to $19.1 million for the six months ended June 30, 2014, compared with an income tax benefit of $294.3 million for the same period of 2013. The increase in income tax expense was primarily due to the recognition during the year 2013 of a tax benefit and a corresponding increase in the net deferred tax asset of the Puerto Rico operations as result of the increase in the marginal tax rate from 30% to 39% as mention above. In addition, during 2013 the income tax benefit increased due to the loss generated on the Puerto Rico operations by the sale of non-performing assets net of the gain realized on the sale of EVERTEC’s common stock.

Table 9 – Components of Income Tax Expense (Benefit) – Year-to-Date

	Six months ended
	June 30, 2014		June 30, 2013
(In thousands)	Amount	% of pre-tax income	Amount	% of pre-tax income
Computed income tax at statutory rates	$(95,138)	39%	$(43,731)	39%
Net benefit of net tax exempt interest income	(24,944)	10	(19,876)	18
Deferred tax asset valuation allowance	(14,183)	6	(2,975)	3
Non-deductible expenses	178,129	(73)	15,759	(14)
Difference in tax rates due to multiple jurisdictions	(10,488)	4	(5,948)	5
Initial adjustment in deferred tax due to change in tax rate	—	—	(197,467)	176
Effect of income subject to preferential tax rate[1]	(18,555)	8	(45,313)	40
Others	4,319	(2)	5,294	(5)

Income tax expense (benefit)	$19,140	(8)%	$(294,257)	262%

[1]	For 2014, includes the impact of the Closing Agreement with the P.R. Treasury signed in June 2014.

Refer to Note 34 to the consolidated financial statements for a breakdown of the Corporation’s deferred tax assets as of June 30, 2014.

REPORTABLE SEGMENT RESULTS

The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico and Banco Popular North America. These reportable segments pertain only to the continuing operations of Popular, Inc. As previously indicated in Note 3 to the consolidated financial statements, the regional operations in California, Illinois and Central Florida were classified as discontinued operations in the second quarter of 2014. A Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by the Corporate group are not allocated to the reportable segments.

For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 36 to the consolidated financial statements.

The Corporate group reported a net loss of $451.4 million for the second quarter and $471.4 million for the six months ended June 30, 2014, compared with a net income of $137.0 million for the second quarter and $107.8 million for the six months ended June 30, 2013. The unfavorable variance at the Corporate group was mainly due to the accelerated amortization of $414.1 million of the discount and deferred costs associated with the TARP funds, which were repaid in July 2, 2014 and the after-tax gain of approximately $156.6 million recognized during the second quarter of 2013, in connection with EVERTEC’s IPO.

Highlights on the earnings results for the reportable segments are discussed below:

Banco Popular de Puerto Rico

The Banco Popular de Puerto Rico reportable segment’s net income amounted to $71.3 million for the quarter ended June 30, 2014, compared with a net income of $160.1 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $19.3 million, or 24 basis points, mostly due to:

•	an increase of $12.8 million in income from the covered portfolio due to loan resolutions and higher expected cash flows, partially offset by lower levels due to the continued resolution of that portfolio;

•	higher income from commercial loans of $4.4 million due to higher volumes and higher yields after the bulk sale of non-performing commercial loans during the first quarter of 2013;

•	an increase of $3.1 million on income from consumer loans due to the loan purchase of $90.0 million completed during the first quarter of 2014 and higher volume of auto loans;

•	lower interest expense from deposits by $3.8 million, or a lower cost of 10 basis points, mainly from individual retirement accounts and brokered CD’s related to renewal of maturities at lower prevailing rates and to lower volume of deposits; and

•	lower cost of borrowings by $4.7 million mainly due to the conversion into shares of common stock of $185 million in subordinated notes due to Popular, Inc. during the fourth quarter of 2013.

Partially offsetting the favorable variances in net interest income was a reduction of approximately $6.0 million in interest income from mortgage loans due to lower volumes and $1.8 million on investment securities also caused by lower volumes of mortgage backed securities. The net interest margin was 5.50% for the quarter ended June 30, 2014, compared to 5.26% for the same period in 2013;

•	lower provision for loan losses by $169.5 million, or 66%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $155.6 million, mainly related to the $169.2 million impact of the bulk sale of non-performing mortgage loans during the second quarter of 2013. Excluding the impact of the sale, the provision for loan losses for the non-covered portfolio increased by $13.6 million, due to macro-economic conditions in Puerto Rico and reserves for commercial and public sector exposures, offset by the reserve releases due to the annual review of the components of the allowance for loan losses. The provision for the covered portfolio declined by $13.9 million driven by lower impairment losses on loan pools accounted for under ASC 310-30;

•	lower non-interest income by $64.8 million, or 63%, mainly due to:

•	higher FDIC loss share expense by $51.5 million (refer to Table 6 for components of this variance). During the second quarter of 2014, the Corporation revised its analysis of expected cash flows which resulted in a net decrease of approximately $102.9 million in estimated credit losses, driven mainly by certain commercial loan pools. Although this is expected to have a positive impact on the Corporation’s interest accretion in future periods, the carrying value of the indemnification asset was amortized to reflect lower levels of expected losses. Lower mirror accounting on credit impairment losses during the quarter also contributed to higher FDIC loss share expense, and

•	lower income from mortgage banking activities by $ 14.3 million mainly due to higher losses on closed derivative positions and unfavorable fair value adjustments on mortgage servicing rights, offset by higher gains on securitization transactions.

The negative variances in non-interest income detailed above were partially offset by:

•	higher trading account income by $ 5.3 million due to higher volume of mortgage backed securities at higher market values, and

•	lower provisions for indemnity reserves by $2.2 million due to the $3.0 million provision recorded during the second quarter of 2013 related to the bulk sale of non-performing mortgage loans,

•	lower operating expenses by $15.0 million, or 6%, mainly due to lower personnel costs by $6.8 million mostly due to lower pension and postretirement expenses due to changes to actuarial assumptions in pension obligations, and medical and life insurance expenses; and lower FDIC deposit insurance expense by $8.0 million due to improved asset quality and earnings trends

•	lower income tax benefit by $227.8 million, mainly due to the change in statutory tax rate from 30% to 39% during the second quarter of 2013, resulting in a tax benefit of $214.2 million, as compared to a benefit of $23.4 million recognized during the second quarter of 2014, in connection with a Closing Agreement with the Puerto Rico Department of Treasury

Net income for the six months ended June 30, 2014 amounted to $136.3 million, compared to $51.3 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $42.2 million, or 28 basis points, mostly due to:

•	an increase of $21.8 million in income from the covered portfolio due to loan resolutions and higher expected cash flows, partially offset by lower levels due to the continued resolution of that portfolio;

•	higher income from commercial loans of $10.9 million due to higher volumes and higher yields after the bulk sale of non-performing commercial loans during the first quarter of 2013;

•	an increase of $3.1 million on income from consumer loans due to the loan purchase of $90 million in consumer loans during the first quarter of 2014 and higher volume of auto loans;

•	lower interest expense from deposits by $8.9 million, or a lower cost of 11 basis points, mainly from individual retirement accounts and brokered CD’s related to renewal of maturities at lower prevailing rates and to lower volume of deposits; and

•	lower cost of borrowings by $9.0 million mainly due to the conversion into shares of common stock of $185 million in subordinated notes due to Popular, Inc. during the fourth quarter of 2013.

Partially offsetting the favorable variances in net interest income was a reduction of approximately $2.2 million and $3.2 million in construction and mortgage loans income, respectively, due to lower volumes and $4.3 million lower income on investment securities also caused by lower volumes of mortgage backed securities and US Government Agencies. The net interest margin was 5.50% for the six months ended June 30, 2014, compared to 5.22% for the same period in 2013;

•	lower provision for loan losses by $311.6 million, or 65%, mostly due to the decrease in the provision for loan losses on the non-covered loan portfolio of $306.0 million, mainly related to the incremental provision of $148.8 million and $169.2 million related to the bulk sales of non-performing loans during the first and second quarters of 2013. Excluding the impact of the sales, the provision for loan losses for the non-covered portfolio increased by $6.4 million, due to macro-economic conditions in Puerto Rico and reserves for commercial and public sector exposures, offset by the reserve releases due to the annual review of the components of the allowance for loan losses. The provision for the covered portfolio declined by $5.7 million driven by lower impairment losses on loan pools accounted for under ASC 310-30; and

•	lower non-interest income by $13.1 million, or 11%, mainly due to:

•	Higher FDIC loss share expense by $49.4 million mainly due to higher amortization of the indemnification asset and lower mirror accounting on credit impairment losses, as discussed above; and

•	Lower income from mortgage banking activities by $ 30.9 million mainly due to higher losses on closed derivative positions and unfavorable fair value adjustments on mortgage servicing rights, offset by higher gains on securitization transactions.

The negative variances in non-interest income detailed above were partially offset by:

•	Lower losses on sale of loans by $59.6 million due to the impact of the sales of non performing loans completed during 2013;

•	Higher trading account income by $8.4 million due to higher volume of mortgage backed securities at higher market values;

•	Lower provisions for indemnity reserves by $6.8 million due to the $13.7 million aggregate provision recorded during the first and second quarters of 2013 related to the bulk sale of non-performing assets

•	Lower operating expenses by $55.0 million, or 11%, mainly due to lower OREO expenses due to the $37.0 million write down recorded in connection with the sale of non-performing assets during the first quarter of 2013, lower personnel costs by $10.5 million mostly due to lower pension and postretirement expenses due to changes to actuarial assumptions in pension obligations, and medical and life insurance expenses; and lower FDIC deposit insurance expense by $5.5 million due to improved asset quality and earnings trends.

•	Income tax expense was $21.9 million, compared to an income tax benefit of $288.6 million. The unfavorable variance of $310.5 million was mainly due higher income during 2014 and the change in statutory tax rate from 30% to 39% during the second quarter of 2013, resulting in a tax benefit of $214.2 million, as compared to a benefit of $23.4 million recognized during the second quarter of 2014, in connection with a Closing Agreement with the Puerto Rico Department of Treasury.

Banco Popular North America

For the quarter ended June 30, 2014, the reportable segment of Banco Popular North America reported net income from continuing operations of $50.9 million, compared with $15.4 million for the same quarter of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $2.2 million, or 5%, mainly impacted by lower interest expense from deposits by $2.4 million, or a lower cost of 27 basis points, driven by the renewal of maturities from time deposits at lower prevailing rates. The BPNA reportable segment’s net interest margin was 3.25% for the quarter ended June 30, 2014, compared with 3.12% for the same period in 2013;

•	higher reversal of provision for loan losses by $23.3 million, principally as a result of improved credit performance. Refer to the Credit Risk Management and Loan Quality section of this MD&A for certain quality indicators and further explanations corresponding to the BPNA reportable segment;

•	higher non-interest income by $10.1 million, mostly due to higher gains on sale of loans by $8.4 million related to a higher volume of sales of non-performing commercial loans; and lower provision for indemnity reserves by $2.0 million.

•	higher operating expenses by $0.1 million, reflecting $4.6 million in restructuring charges incurred during the second quarter of 2014, related to the reorganization of PCB, partially offset by a favorable variance of $3.1 million in OREO expense due to sales of commercial OREOs.

Net income from continuing operations for the six months ended June 30, 2014 amounted to $72.0 million, compared to $23.0 million for the same period of the previous year. The principal factors that contributed to the variance in the financial results included the following:

•	higher net interest income by $7.2 million, or 8%, mainly impacted by lower interest expense from deposits by $5.1 million, or a lower cost of 29 basis points, driven by the renewal of maturities from time deposits at lower prevailing rates and higher income from collection of construction loans which were in non-accrual status by $2.5 million. The BPNA reportable segment’s net interest margin was 3.33% for the six months ended June 30, 2014, compared with 3.14% for the same period in 2013;

•	favorable variance in the provision for loan losses by $27.9 million, principally as a result of improved credit performance, as mentioned above.

•	higher non-interest income by $14.4 million, mostly due to higher gains on sale of loans by $12.9 million related to a higher volume of sales of non-performing commercial loans; and lower provision for indemnity reserves for $3.2 million, partially offset by lower service charges on deposits by $1.9 million

•	higher operating expenses by $0.7 million, reflecting $4.6 million in restructuring charges incurred during the second quarter of 2014, related to the reorganization of PCB, partially offset by a favorable variance of $2.5 million in OREO expense due to sales of commercial OREOs and lower personnel costs by $1.4 million.

FINANCIAL CONDITION ANALYSIS

Assets

During the quarter ended June 30, 2014, the Corporation reclassified $1.8 billion in assets and $2.1 billion in liabilities to discontinued operations in the statement of financial condition as part of the reorganization of PCB. Refer to Note 3 for details of discontinued operations.

The Corporation’s total assets were $36.6 billion at June 30, 2014 and $35.7 billion at December 31, 2013. Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of financial condition as of such dates.

Money market investments, trading and investment securities

Money market investments totaled $1.7 billion at June 30, 2014, compared to $858.5 million at December 31, 2013. The increase was mainly due to liquidity held in anticipation of the TARP repayment.

Trading account securities amounted to $346 million at June 30, 2014, compared to $340 million at December 31, 2013. Refer to the Market Risk section of this MD&A for a table that provides a breakdown of the trading portfolio by security type.

Investment securities available-for-sale and held-to-maturity amounted to $5.8 billion at June 30, 2014, compared with $5.4 billion at December 31, 2013. The increase in investment securities available-for-sale is mainly reflected in the categories of Obligations of US Government sponsored entities. At June 30, 2014, the investment securities available-for-sale portfolio was in unrealized net gain position of $4.3 million, compared with an unrealized net loss position of $51.1 million at December 31, 2013.

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

Table 10—Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

(In thousands)	June 30, 2014	December 31, 2013	Variance
U.S. Treasury securities	$27,729	$28,482	$(753)
Obligations of U.S. Government sponsored entities	2,217,230	1,629,205	588,025
Obligations of Puerto Rico, States and political subdivisions	181,846	180,258	1,588
Collateralized mortgage obligations	2,303,707	2,418,924	(115,217)
Mortgage-backed securities	1,020,048	1,135,641	(115,593)
Equity securities	4,343	4,116	227
Others	13,369	38,670	(25,301)

Total investment securities AFS and HTM	$5,768,272	$5,435,296	$332,976

Loans

Refer to Table 11, for a breakdown of the Corporation’s loan portfolio, the principal category of earning assets. Loans covered under the FDIC loss sharing agreements are presented separately in Table 11. The risks on covered loans are significantly different as a result of the loss protection provided by the FDIC. The loss share agreement applicable to commercial (including construction) and consumer loans provides for FDIC loss sharing for five years expiring at the end of the quarter ended June 30, 2015. Also, refer to Note 9 for detailed information about the Corporation’s loan portfolio composition and loan purchases and sales.

The Corporation’s total loan portfolio amounted to $22.5 billion at June 30, 2014 compared to $24.7 billion at December 31, 2013. Excluding the reclassification of $1.8 billion in loans to discontinued operations, the total loan portfolio decreased by $454 million mainly in the covered loan portfolio due to the continuation of loan resolutions and the normal portfolio run-off.

Table 11—Loans Ending Balances

(In thousands)	June 30, 2014	December 31, 2013	Variance
Loans not covered under FDIC loss sharing agreements:
Commercial	$8,155,547	$10,037,184	$(1,881,637)
Construction	179,059	206,084	(27,025)
Legacy[1]	162,941	211,135	(48,194)
Lease financing	546,868	543,761	3,107
Mortgage	6,664,448	6,681,476	(17,028)
Consumer	3,926,361	3,932,226	(5,865)

Total non-covered loans held-in-portfolio	19,635,224	21,611,866	(1,976,642)

Loans covered under FDIC loss sharing agreements:
Commercial	1,745,967	1,812,804	(66,837)
Construction	82,763	190,127	(107,364)
Mortgage	867,075	934,373	(67,298)
Consumer	40,297	47,123	(6,826)

Total covered loans held-in-portfolio	2,736,102	2,984,427	(248,325)

Total loans held-in-portfolio	22,371,326	24,596,293	(2,224,967)

Loans held-for-sale:
Commercial	2,895	603	2,292
Construction	949	—	949
Mortgage	93,166	109,823	(16,657)

Total loans held-for-sale	97,010	110,426	(13,416)

Total loans	$22,468,336	$24,706,719	$(2,238,383)

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Non-covered loans

The non-covered loans held-in-portfolio decreased to $19.6 billion at June 30, 2014 compared to $21.6 billion at December 31, 2013. Excluding the $1.8 billion loans reclassified to discontinued operations, non-covered loans held-in-portfolio decreased by $192.6 million, mainly in the BPPR commercial loan portfolio primarily as a result of a reduction in the public sector.

The loans held-for-sale portfolio reflected a decrease of $13.4 million from December 31, 2013 to June 30, 2014; the decrease was mostly at BPPR segment driven by mortgage loans securitized and sold during the quarter.

Covered loans

The covered loans portfolio amounted to $2.7 billion at June 30, 2014, compared to $3.0 billion at December 31, 2013. The decrease of $248.3 million was mainly due to loan resolutions and the normal portfolio run-off. Refer to Table 11 for a breakdown of the covered loans by major loan type categories. Tables 12 and 13 provide the activity in the carrying amount and outstanding discount on the covered loans accounted for under ASC 310-30. The outstanding accretable discount is impacted by increases in cash flow expectations on the loan pool based on quarterly revisions of the portfolio. The increase in the accretable discount is recognized as interest income using the effective yield method over the estimated life of each applicable loan pool.

Table 12—Activity in the Carrying Amount of Covered Loans Accounted for Under ASC 310-30

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$2,733,122	$3,157,663	$2,827,947	$3,491,759
Accretion	79,863	62,536	158,981	127,526
Collections / charge-offs	(202,321)	(207,333)	(376,264)	(606,419)

Ending balance	$2,610,664	$3,012,866	$2,610,664	$3,012,866
Allowance for loan losses (ALLL)	(90,892)	(91,195)	(90,892)	(91,195)

Ending balance, net of ALLL	$2,519,772	$2,921,671	$2,519,772	$2,921,671

Table 13—Activity in the Accretable Yield on Covered Loans Accounted for Under ASC 310-30

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$1,218,212	$1,372,135	$1,309,205	$1,451,669
Accretion [1]	(79,863)	(62,536)	(158,981)	(127,526)
Change in expected cash flows	142,409	70,013	130,534	55,469

Ending balance	$1,280,758	$1,379,612	$1,280,758	$1,379,612

[1]	Positive to earnings, which is included in interest income.

FDIC loss share asset

Table 14 sets forth the activity in the FDIC loss share asset for the quarters and six months ended June 30, 2014 and 2013.

Table 14 – Activity of Loss Share Asset

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$833,721	$1,380,592	$948,608	$1,399,098
Amortization of loss share indemnification asset	(72,095)	(38,557)	(121,041)	(78,761)
Credit impairment losses to be covered under loss sharing agreements	10,372	25,338	25,462	39,383
Decrease due to reciprocal accounting on amortization of contingent liability on unfunded commitments	—	(193)	—	(386)
Reimbursable expenses	11,085	12,131	23,830	19,914
Payments to (from) FDIC under loss sharing agreements	(31,530)	—	(112,857)	107
Other adjustments attributable to FDIC loss sharing agreements	—	31	(12,449)	(13)

Balance at end of period	$751,553	$1,379,342	$751,553	$1,379,342

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

Table 15—Activity in the Remaining FDIC Loss Share Asset Discount

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period[1]	$71,634	$128,682	$103,691	$141,800
Amortization of negative discount[2]	(72,095)	(38,557)	(121,041)	(78,761)
Impact of lower projected losses	106,400	31,999	123,289	59,085

Balance at end of period	$105,939	$122,124	$105,939	$122,124

[1]	Positive balance represents negative discount (debit to assets), while a negative balance represents a discount (credit to assets).
[2]	Amortization results in a negative impact to non-interest income, while a positive balance results in a positive impact to non-interest income, particularly FDIC loss share (expense) income.

During the second quarter, the Corporation revised its analysis of expected cash flow which resulted in a net decrease of approximately $102.9 million in estimated credit losses, which was driven mainly by commercial loan pools. The lowered loss estimates requires the Corporation to amortize the loss share asset to its currently lower expected collectible balance, thus resulting in negative accretion. Due to the shorter life of the indemnity asset compared with the expected life of the covered loans, this negative accretion temporarily offsets the benefit of higher cash flows accounted through the accretable yield on the loans.

Other real estate owned

Other real estate owned (OREO) represents real estate property received in satisfaction of debt. At June 30, 2014, OREO decreased to $295 million from $304 million at December 31, 2013. Refer to Table 16 for the activity in other real estate owned. The amounts included as “covered other real estate” are subject to the FDIC loss sharing agreements.

Table 16—Other Real Estate Owned Activity

	For the quarter ended June 30, 2014
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$48,141	$88,824	$110,333	$48,414	$295,712
Write-downs in value	(571)	(439)	(6,635)	(940)	(8,585)
Additions	6,303	15,400	22,260	4,103	48,066
Sales	(5,372)	(12,203)	(14,792)	(3,777)	(36,144)
Other adjustments	1,286	(1,949)	(3,261)	100	(3,824)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the six months ended June 30, 2014
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$48,649	$86,852	$120,215	$47,792	$303,508
Write-downs in value	(785)	(1,108)	(11,198)	(1,147)	(14,238)
Additions	10,971	30,283	35,454	8,594	85,302
Sales	(10,334)	(24,266)	(33,213)	(6,154)	(73,967)
Other adjustments	1,286	(2,128)	(3,353)	(1,185)	(5,380)

Ending balance	$49,787	$89,633	$107,905	$47,900	$295,225

	For the quarter ended June 30, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$79,146	$75,553	$129,413	$42,965	$327,077
Write-downs in value	(987)	(462)	(3,568)	(1,482)	(6,499)
Additions	3,940	30,337	16,879	8,064	59,220
Sales	(17,264)	(13,154)	(3,839)	(5,208)	(39,465)
Other adjustments	290	1,521	—	1	1,812

Ending balance	$65,125	$93,795	$138,885	$44,340	$342,145

	For the six months ended June 30, 2013
	Non-covered	Non-covered	Covered	Covered
	OREO	OREO	OREO	OREO
(In thousands)	Commercial/ Construction	Mortgage	Commercial/ Construction	Mortgage	Total
Balance at beginning of period	$135,862	$130,982	$99,398	$39,660	$405,902
Write-downs in value	(5,886)	(7,820)	(6,673)	(1,785)	(22,164)
Additions	22,258	55,185	51,674	17,037	146,154
Sales	(87,399)	(85,171)	(5,514)	(10,464)	(188,548)
Other adjustments	290	619	—	(108)	801

Ending balance	$65,125	$93,795	$138,885	$44,340	$342,145

Other assets

Table 17 provides a breakdown of the principal categories that comprise the caption of “Other assets” in the consolidated statements of financial condition at June 30, 2014 and December 31, 2013.

Table 17—Breakdown of Other Assets

(In thousands)	June 30, 2014	December 31, 2013	Variance
Net deferred tax assets (net of valuation allowance)	$788,732	$761,768	$26,964
Investments under the equity method	214,452	197,006	17,446
Bank-owned life insurance program	230,570	228,805	1,765
Prepaid FDIC insurance assessment	379	383	(4)
Prepaid taxes	210,079	91,504	118,575
Other prepaid expenses	73,886	67,108	6,778
Derivative assets	27,559	34,710	(7,151)
Trades receivable from brokers and counterparties	519,495	71,680	447,815
Others	227,208	234,594	(7,386)

Total other assets	$2,292,360	$1,687,558	$604,802

The increase in other assets from December 31, 2013 to June 30, 2014 of $604.8 million was mainly due to $450.0 million on trade receivables due to the issuance of senior notes raised near the end of the second quarter with a settlement date of July 1, 2014, to partially fund the repayment of the $935 million in trust preferred securities under TARP.

Also, prepaid taxes increased by $118.6 million mostly due to the payment of $45 million in income taxes in connection with the Closing Agreement signed with the Puerto Rico Department of Treasury on June 30, 2014, and $37.8 million of corporate personal property tax and municipal tax paid during the quarter, to be amortized over the next twelve months.

Goodwill

The decrease in goodwill from December 31, 2013 to June 30, 2014 of $187 million was the result of the non-cash write-down of the goodwill allocated, on a relative fair value basis, to the discontinued U.S. businesses. Refer to Note 16 for detailed information about the Corporation’s goodwill and other intangible assets and Note 3 for more information about the discontinued U.S businesses.

Deposits and Borrowings

The composition of the Corporation’s financing sources to total assets at June 30, 2014 and December 31, 2013 is included in Table 18.

Table 18—Financing to Total Assets

	June 30,	December 31,	% increase (decrease)	% of total assets
(In millions)	2014	2013	from 2013 to 2014	2014	2013
Non-interest bearing deposits	$5,667	$5,923	(4.3)%	15.5%	16.6%
Interest-bearing core deposits	14,778	16,026	(7.8)	40.4	44.8
Other interest-bearing deposits	4,456	4,762	(6.4)	12.2	13.3
Fed funds purchased and repurchase agreements	2,075	1,659	25.1	5.7	4.6
Other short-term borrowings	31	401	(92.3)	0.1	1.1
Notes payable	2,360	1,585	48.9	6.4	4.4
Other liabilities	881	767	14.9	2.4	2.2
Liabilities from discontinued operations	2,080	—	—	5.7	—
Stockholders’ equity	4,260	4,626	(7.9)	11.6	13.0

Deposits

The Corporation’s deposits totaled $24.9 billion at June 30, 2014 compared to $26.7 billion at December 31, 2013. Excluding the reclassification of $2.1 billion in deposits to discontinued operations, deposits increased by $248.3 million mainly in demand deposit. Refer to Table 19 for a breakdown of the Corporation’s deposits at June 30, 2014 and December 31, 2013.

Table 19—Deposits Ending Balances

(In thousands)	June 30, 2014	December 31, 2013	Variance
Demand deposits [1]	$6,412,632	$6,590,963	$(178,331)
Savings, NOW and money market deposits (non-brokered)	10,276,715	11,255,309	(978,594)
Savings, NOW and money market deposits (brokered)	543,032	553,521	(10,489)
Time deposits (non-brokered)	5,790,324	6,478,103	(687,779)
Time deposits (brokered CDs)	1,878,449	1,833,249	45,200

Total deposits	$24,901,152	$26,711,145	$(1,809,993)

[1]	Includes interest and non-interest bearing demand deposits.

Borrowings

The Corporation’s borrowings amounted to $4.5 billion at June 30, 2014, compared with $3.6 billion at December 31, 2013. The increase is mainly the result of the accelerated amortization of the $414.1 million discount and deferred cost of the TARP related trust preferred securities, as well as the issuance of $450.0 million in senior notes. Refer to Note 18 to the consolidated financial statements for detailed information on the Corporation’s borrowings. Also, refer to the Liquidity section in this MD&A for additional information on the Corporation’s funding sources.

Other liabilities

Other liabilities increased from $766.8 million at December 31, 2013 to $880.6 million at June 30, 2014. The increase was principally driven by unsettled trades payable at the end of the period accompanied by higher income tax payable at the BPPR segment.

Stockholders’ Equity

Stockholders’ equity totaled $4.3 billion at June 30, 2014, compared with $4.6 billion at December 31, 2013. The decrease resulted from the Corporation’s net loss of $424.9 million for the six months ended June 30, 2014, principally triggered by the acceleration of the amortization of discount and deferred costs related to the TARP securities, partially offset by a decrease of $58.5 million in accumulated other comprehensive loss due to net unrealized gain (losses) in the portfolio of investments securities available-for-sale. Refer to the consolidated statements of financial condition, comprehensive income and of changes in stockholders’ equity for information on the composition of stockholders’ equity.

REGULATORY CAPITAL

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2014 and December 31, 2013 are presented on Table 20. As of such dates, BPPR and BPNA were well-capitalized.

Table 20—Capital Adequacy Data

(Dollars in thousands)	June 30, 2014	December 31, 2013
Risk-based capital:
Tier I capital	$4,591,753	$4,464,742
Supplementary (Tier II) capital	348,485	296,813

Total capital	$4,940,238	$4,761,555

Minimum Total capital requirement to be well capitalized	2,387,307	2,331,867

Excess Total capital	$2,552,931	$2,429,688

Risk-weighted assets:
Balance sheet items	$22,083,255	$21,409,548
Off-balance sheet items	1,789,813	1,909,126

Total risk-weighted assets	$23,873,068	$23,318,674

Adjusted quarterly average assets	$35,132,145	$34,746,137

Ratios [1]:
Tier I capital (minimum required – 4.00%)	19.23%	19.15%
Total capital (minimum required – 8.00%)	20.69	20.42
Leverage ratio [2]	13.07	12.85

[1]	The well-capitalized requirement for a bank holding company under existing rules is a minimum ratio of Tier I capital to risk-weighted assets of 6% and Total capital to risk-weighted assets of 10%.
[2]	All banks are required to have a minimum Tier 1 Leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification. At June 30, 2014, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total capital of $ 1,909,845; Tier 1 capital of $ 954,923; and Tier 1 Leverage of $ 1,053,964, based on a 3% ratio, or $ 1,405,286, based on a 4% ratio, according to the entity’s classification.

The increase in the regulatory capital ratios from December 31, 2013 was driven mainly by the impact of the current six months period earnings, excluding the effect of the non-cash goodwill impairment charge which had no impact in total capital for regulatory capital purposes and the acceleration of the unamortized discount of the TARP funds. This favorable impact was partially offset by a net increase in risk-weighted assets, which included the trade receivable booked as of June 30, 2014 as part of the senior note issuance trade date accounting, which was subject to a 100% risk-weight assignment.

In accordance with the Federal Reserve Board guidance under its existing general risk-based capital rules, the trust preferred securities represent restricted core capital elements and qualify as Tier 1 capital, subject to certain quantitative limits. The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital of a banking organization must not exceed 25% of the sum of all core capital elements (including cumulative perpetual preferred stock and trust preferred securities). Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital, subject to further limitations. At June 30, 2014, the Corporation’s restricted core capital elements exceeded the 25% limitation as a result of the acceleration of the unamortized discount of the TARP funds and, as a result $45 million of the outstanding trust preferred securities were included as Tier 2 capital. At December 31, 2013, the Corporation’s restricted core capital elements did not exceed the 25% limitation.

Non-GAAP financial measures

The tangible common equity ratio, tangible assets and tangible book value per common share, which are presented in the table that follows, are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method of accounting for mergers and acquisitions. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Table 21 provides a reconciliation of total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2014 and December 31, 2013.

Table 21—Reconciliation of Tangible Common Equity and Tangible Assets

(In thousands, except share or per share information)	June 30, 2014	December 31, 2013
Total stockholders’ equity	$4,260,441	$4,626,150
Less: Preferred stock	(50,160)	(50,160)
Less: Goodwill	(461,246)	(647,757)
Less: Other intangibles	(40,122)	(45,132)

Total tangible common equity	$3,708,913	$3,883,101

Total assets	$36,587,902	$35,749,333
Less: Goodwill	(461,246)	(647,757)
Less: Other intangibles	(40,122)	(45,132)

Total tangible assets	$36,086,534	$35,056,444

Tangible common equity to tangible assets	10.28%	11.08%
Common shares outstanding at end of period	103,472,979	103,397,699
Tangible book value per common share	$35.84	$37.56

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Corporation’s capital position.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations currently in place as of June 30, 2014, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Corporation has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 22 provides a reconciliation of the Corporation’s total common stockholders’ equity (GAAP) to Tier 1 common equity at June 30, 2014 and December 31, 2013 (non-GAAP).

Table 22—Reconciliation Tier 1 Common Equity

(In thousands)	June 30, 2014	December 31, 2013
Common stockholders’ equity	$4,210,281	$4,575,990
Less: Unrealized losses (gains) on available-for-sale securities, net of tax[1]	(4,071)	48,344
Less: Disallowed deferred tax assets[2]	(636,081)	(626,570)
Less: Disallowed goodwill and other intangible assets, net of deferred tax liability	(447,182)	(643,185)
Less: Aggregate adjusted carrying value of non-financial equity investments	(1,381)	(1,442)
Add: Adjustment of pension and postretirement benefit plans and unrealized gains (losses) on cash flow hedges, net of tax[1]	103,263	104,302

Total Tier 1 common equity	$3,224,829	$3,457,439

Tier 1 common equity to risk-weighted assets	13.51%	14.83%

[1]	Under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.
[2]	Approximately $159 million of the Corporation’s $789 million of net deferred tax assets included as “Other assets” in the consolidated statement of financial condition at June 30, 2014 ($167 million and $762 million, respectively, at December 31, 2013), were included without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $636 million of such assets at June 30, 2014 ($627 million at December 31, 2013) exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets”, were deducted in arriving at Tier 1 capital. The remaining $(6) million of the Corporation’s other net deferred tax assets at June 30, 2014 ($(32) million at December 31, 2013) represented primarily the following items: (a) the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines; (b) the deferred tax asset corresponding to the pension liability adjustment recorded as part of accumulated other comprehensive income; and (c) certain deferred tax liabilities associated with goodwill and other intangibles.

As indicated previously, in July 2014, the Corporation completed the repayment of $935 million in TARP funds to the U.S. Treasury, as well as repurchased the warrant owned by the U.S. Treasury at a price of $3 million. The associated $935 million of capital securities (trust preferred securities) qualify for regulatory capital treatment under the federal agencies risk-based standards. The Corporation’s pro-forma regulatory capital ratios and capital amounts assuming the repayment of the TARP funds had occurred as of June 30, 2014 are the following:

Table 23—Capital Adequacy Data—Pro-forma with TARP Repayment

	Actual	Pro-forma	Pro-forma
(Dollars in thousands)	June 30, 2014	effect	June 30, 2014
Risk-based capital:
Tier I common equity [1]	$3,224,829	$(3,000)	$3,221,829
Additional Tier I capital	1,366,924	(890,162)	476,762

Total Tier I capital	$4,591,753	$(893,162)	$3,698,591
Supplementary (Tier II) capital	348,485	(50,350)	298,135

Total capital [2]	$4,940,238	$(943,512)	$3,996,726

Minimum Total capital requirement to be well capitalized	$2,387,307	$(44,651)	$2,342,656

Excess Total capital	$2,552,931	$(898,861)	$1,654,070

Risk-weighted assets:
Balance sheet items [3]	$22,083,255	$(446,512)	$21,636,743
Off-balance sheet items	1,789,813	—	1,789,813

Total risk-weighted assets	$23,873,068	$(446,512)	$23,426,556

Adjusted quarterly average assets	$35,132,145	$(24,231)	$35,107,914

Ratios:
Tier I capital (minimum required – 4.00%)	19.23%	(3.44)	15.79%
Total capital (minimum required – 8.00%)	20.69	(3.63)	17.06
Leverage ratio	13.07	(2.54)	10.53
Tier 1 common equity [4]	13.51	0.24	13.75

[1]	Refer to Table 22 for a reconciliation of Tier I common equity.
[2]	Pro-forma effect includes the repurchase of the $935 million in capital securities and the repurchase of the warrant for $3 million.
[3]	As of June 30, 2014, the Corporation had recorded a trade receivable for $441 million in other assets associated with the senior note issuance which settled in July 1st, 2014. The funds were used to repay the TARP funds. The trade receivable was risk-weighted at 100%, while the remaining funds used to repay TARP had 0% risk weight.
[4]	Actual and pro-forma Common Tier I capital includes $414.1 million of accelerated discount amortization related to the subsequent $935 million TARP repayment. The Tier 1 common equity ratio on a pro-forma basis was impacted by the warrant and the trade receivable. The ratio is computed by dividing Tier 1 common equity by risk-weighted assets.

New Capital Rules to Implement Basel III Capital Requirements

In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) and together with the Board and the OCC (the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the Office of the Comptroller of the Currency (“OCC”) and (as interim final rules) by the Federal Deposit Insurance Corporation (“FDIC”) (together with the Board, the “Agencies”).

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

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, Popular, BPPR and BPNA will be required to maintain such an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations, including Popular, BPPR and BPNA, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Popular’s, BPPR’s and BPNA’s periodic regulatory reports in the beginning of 2015. Popular, BPPR and BPNA expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. The Corporation’s Tier I capital level at June 30, 2014, included $ 427 million of trust preferred securities that are subject to the phase-out provisions of the New Capital Rules. The Corporation would be allowed to include only 25 percent of such trust preferred securities in Tier 1 capital as of January 1, 2015 and 0 percent as of January 1, 2016, and thereafter. Trust preferred securities no longer included in Popular’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules. The Corporation’s trust preferred securities issued to the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008 were exempt from the phase-out provision. However, these were repurchased by the Corporation on July 2, 2014.

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

The Corporation has evaluated the impact of the New Capital Rules on our regulatory capital ratios and estimates a reduction of approximately 103 basis points to our Basel I Tier I Common risk-based capital ratio based on our June 30, 2014 balance sheet composition, assuming the TARP repayment and a full phase-in of the New Capital Rules. The following table presents a preliminary estimate of the computation of the Corporation’s regulatory capital ratios and risk-weighted assets on a fully-phased in basis under the methodologies set forth in the New Capital Rules based on our current understanding of those Rules and subject to certain assumptions.

We believe that Popular, BPPR and BPNA will be able to meet the required well-capitalized capital ratios on a Basel III basis.

Table 24—Estimated Regulatory Capital Ratios Under Basel III Rules—Fully Phased-in-Basis

(Dollars in thousands)	June 30, 2014 adjusted to reflect the TARP repayment
Tier I common equity (Basel I)	$3,221,829
Adjustment related to capital components	10,022

Estimated Tier I common equity under Basel III rules without AOCI	$3,231,851

Additional Tier I equity (Basel I)	$476,762
Adjustment related to capital components	(426,602)

Estimated additional Tier I equity under Basel III rules	$50,160

Tier II capital (Basel I)	$298,135
Adjustment related to capital components	450,441

Estimated Tier II capital under Basel III rules	$748,576

Total capital (Basel I)	$3,996,726
Adjustment related to capital components	33,861

Estimated total capital under Basel III rules	$4,030,587

Risk-weighted assets under Basel I rules	$23,426,556
Adjustment related to RWA components	1,973,497

Estimated risk-weighted assets under Basel III rules	$25,400,053

Estimated ratios:
Tier I capital	12.92%
Tier I common equity	12.72
Total capital	15.87
Leverage	9.34

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

Purchase obligations include major legal and binding contractual obligations outstanding at June 30, 2014, primarily for services, equipment and real estate construction projects. Services include software licensing and maintenance, facilities maintenance, supplies purchasing, and other goods or services used in the operation of the business. Generally, these contracts are renewable or cancelable at least annually, although in some cases the Corporation has committed to contracts that may extend for several years to secure favorable pricing concessions. Purchase obligations amounted to $245 million at June 30, 2014 of which approximately 50% matures in 2014, 21% in 2015, 14% in 2016 and 15% thereafter.

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

Refer to Note 18 for a breakdown of long-term borrowings by maturity.

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

Table 25 presents the contractual amounts related to the Corporation’s off-balance sheet lending and other activities at June 30, 2014.

Table 25—Off-Balance Sheet Lending and Other Activities

	Amount of commitment - Expiration Period
(In millions)	Remaining 2014	Years 2015 - 2016	Years 2017 - 2018	Years 2019 - thereafter	Total
Commitments to extend credit	$5,592	$1,050	$198	$102	$6,942
Commercial letters of credit	5	—	—	—	5
Standby letters of credit	20	28	—	—	48
Commitments to originate or fund mortgage loans	20	13	—	—	33
Unfunded investment obligations	1	9	—	—	10

Total	$5,638	$1,100	$198	$102	$7,038

Note: Commitments to extend credit and standby letters of credit exclude $111.5 million from discontinued operations.

At June 30, 2014 and December 31, 2013, the Corporation maintained a reserve of approximately $4 million and $7 million, respectively, for probable losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded loan commitments remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of financial condition.

Refer to Note 24 to the consolidated financial statements for additional information on credit commitments and contingencies.

Guarantees associated with loans sold / serviced

At June 30, 2014, the Corporation serviced $2.3 billion in residential mortgage loans subject to lifetime credit recourse provisions, principally loans associated with FNMA and FHLMC residential mortgage loan securitization programs, compared with $2.5 billion at December 31, 2013. The Corporation’s last sale of mortgage loans subject to credit recourse was in 2009.

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

Table 26 below presents the delinquency status of the residential mortgage loans serviced by the Corporation that are subject to lifetime credit recourse provisions.

Table 26—Delinquency of Residential Mortgage Loans Subject to Lifetime Credit Recourse

(In thousands)	June 30, 2014	December 31, 2013
Total portfolio	$2,304,197	$2,524,155
Days past due:
30 days and over	$281,092	$347,046
90 days and over	$123,876	$138,018
As a percentage of total portfolio:
30 days past due or more	12.20%	13.75%
90 days past due or more	5.38%	5.47%

During the second quarter and six months ended June 30, of 2014, the Corporation repurchased approximately $21 million and $48 million, respectively, (unpaid principal balance) in mortgage loans subject to the credit recourse provisions, compared with $36 million and $66 million, respectively, during the same periods of 2013. Based on historical repurchase experience, the loan delinquency status is the main factor which causes the repurchase request. Once the loans are repurchased, they are put through the Corporation’s loss mitigation programs.

At June 30, 2014, there was ten outstanding unresolved claim related to the credit recourse portfolio with a principal balance outstanding of $1.2 million, compared with five claims with an outstanding balance of $769 thousand at December 31, 2013. The outstanding unresolved claims at June 30, 2014 pertain to FNMA and Freddie Mac and to FNMA at December 31, 2013.

At June 30, 2014, the Corporation’s liability established to cover the estimated credit loss exposure related to loans sold or serviced with credit recourse amounted to $48 million, compared with $41 million at December 31, 2013.

The following table presents the changes in the Corporation’s liability for estimated losses related to loans serviced with credit recourse provisions for the quarters and six months ended June 30, 2014 and 2013.

Table 27—Changes in Liability of Estimated Losses from Credit Recourse Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$45,809	$47,983	$41,463	$51,673
Provision for recourse liability	7,984	6,688	19,026	10,785
Net charge-offs / terminations	(5,901)	(8,779)	(12,597)	(16,566)

Balance as of end of period	$47,892	$45,892	$47,892	$45,892

The provision for credit recourse liability increased by $8.2 million during the six months ended June 30 2014, when compared with the same period in 2013, due to certain enhancements in the estimated losses for credit recourse at BPPR.

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

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Corporation to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2014, the Corporation serviced $16.1 billion in mortgage loans for third-parties, including the loans serviced with credit recourse, compared with $16.3 billion at December 31, 2013. The Corporation generally recovers funds advanced pursuant to these arrangements from the mortgage borrower, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Corporation must absorb the cost of the funds it advances during the time the advance is outstanding. The Corporation must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Corporation would not receive any future servicing income with respect to that loan. At June 30, 2014, the outstanding balance of funds advanced by the Corporation under such mortgage loan servicing agreements was approximately $24 million, compared with $29 million during 2013. To the extent the mortgage loans underlying the Corporation’s servicing portfolio experience increased delinquencies, the Corporation would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

When the Corporation sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Corporation’s mortgage operations in Puerto Rico conform mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA for cash. As required under the government agency programs, quality review procedures are performed by the Corporation to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Corporation may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under representation and warranty arrangements in which the Corporation’s Puerto Rico banking subsidiaries were required to repurchase the loans amounted to $2.2 million in unpaid principal balance with losses amounting to $1.6 million during the six months ended June 30, 2014. A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended June 30, 2013, the Corporation established a reserve for certain specific representation and warranties made in connection with BPPR’s sale of non-performing mortgage loans. The purchaser’s sole remedy under the indemnity clause is to seek monetary damages from BPPR, for a maximum of $16.3 million. BPPR recognized a reserve of approximately $3.0 million, representing its best estimate of the loss that would be incurred in connection with this indemnification. BPPR’s obligations under this clause end one year after the closing except with respect to any claim asserted prior to such termination date. The reserve balance has been maintained to cover claims received from the purchaser, which are currently being evaluated.

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

The following table presents the changes in the Corporation’s liability for estimated losses associated with indemnifications and customary representations and warranties related to loans sold by BPPR during the quarters and six months ended June 30, 2014 and 2013.

Table 28—Changes in Liability of Estimated Losses from Indemnifications and Customary Representations and Warranties Agreements

	Quarters ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance as of beginning of period	$23,731	$17,603	$26,261	$7,587
Additions for new sales	—	3,047	—	13,747
Provision (reversal) for representation and warranties	(1,647)	415	(2,663)	125
Net charge-offs / terminations	(504)	(106)	(2,018)	(500)

Balance as of end of period	$21,580	$20,959	$21,580	$20,959

In addition, at June 30, 2014, the Corporation has reserves for customary representations and warranties related to loans sold by its U.S. subsidiary E-LOAN prior to 2009. Loans were sold to investors on a servicing released basis subject to certain representations and warranties. Although the risk of loss or default was generally assumed by the investors, the Corporation made certain representations relating to borrower creditworthiness, loan documentation and collateral, which if not correct, may result in requiring the Corporation to repurchase the loans or indemnify investors for any related losses associated with these loans. At June 30, 2014 and December 31, 2013, the Corporation’s reserve for estimated losses from such representation and warranty arrangements amounted to $5 million and $7 million, respectively. E-LOAN is no longer originating and selling loans since the subsidiary ceased these activities in 2008 and most of the outstanding agreements with major counterparties were settled during 2010 and 2011.

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

The Corporation runs net interest income simulations under interest rate scenarios in which the yield curve is assumed to rise gradually by the same amount. The rising rate scenarios considered in these market risk disclosures reflect gradual parallel changes of 200 and 400 basis points during the twelve-month period ending June 30, 2015. Under a 200 basis points rising rate scenario, projected net interest income increases by $33 million, while under a 400 basis points rising rate scenario, projected net interest income increases by $54 million, when compared against the Corporation’s flat or unchanged interest rates forecast scenario. These interest rate simulations exclude the impact on loans accounted pursuant to ASC Subtopic 310-30, whose yields are based on management’s current expectation of future cash flows.

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

At June 30, 2014, the Corporation held trading securities with a fair value of $346 million, representing approximately 1.0% of the Corporation’s total assets, compared with $340 million and 1.0% at December 31, 2013. As shown in Table 29, the trading portfolio consists principally of mortgage-backed securities, which at June 30, 2014 were investment grade securities. As of June 30, 2014, the trading portfolio also included $10.3 million in Puerto Rico government obligations and shares of Closed-end funds that invest primarily in Puerto Rico government obligations (December 31, 2013 - $11.1 million) held by Popular Securities. Trading instruments are recognized at fair value, with changes resulting from fluctuations in market prices, interest rates or exchange rates reported in current period earnings. The Corporation recognized a net trading account gain of $1.1 million for the quarter ended June 30, 2014 and a trading account loss of $4.3 million for the quarter ended June 30, 2013. Table 29 provides the composition of the trading portfolio at June 30, 2014 and December 31, 2013.

Table 29—Trading Portfolio

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Weighted Average Yield [1]	Amount	Weighted Average Yield [1]
Mortgage-backed securities	$317,082	4.82%	$312,751	4.90%
Collateralized mortgage obligations	1,845	4.81	1,849	4.75
Puerto Rico obligations	8,197	5.14	7,586	5.15
Interest-only strips	842	12.16	915	12.01
Other (includes related trading derivatives)	17,857	2.63	16,642	3.14

Total	$345,823	4.73%	$339,743	4.84%

[1]	Not on a taxable equivalent basis.

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

The Corporation’s trading portfolio had a 5-day VAR of approximately $1.5 million, assuming a confidence level of 99%, for the last week in June 2014. There are numerous assumptions and estimates associated with VAR modeling, and actual results could differ from these assumptions and estimates. Backtesting is performed to compare actual results against maximum estimated losses, in order to evaluate model and assumptions accuracy.

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

Refer to Note 27 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by the applicable accounting standard. At June 30, 2014, approximately $ 6.0 billion, or 97%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. The majority of instruments measured at fair value were classified as Level 2, including U.S. Treasury securities, obligations of U.S. Government sponsored entities, obligations of Puerto Rico, States and political subdivisions, most mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”), and derivative instruments.

At June 30, 2014, the remaining 3% of assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The financial assets measured as Level 3 included mostly tax-exempt GNMA mortgage-backed securities and mortgage servicing rights (“MSRs”). Additionally, the Corporation reported $77 million of financial assets that were measured at fair value on a nonrecurring basis at June 30, 2014, all of which were classified as Level 3 in the hierarchy.

Broker quotes used for fair value measurements inherently reflect any lack of liquidity in the market since they represent an exit price from the perspective of the market participants. Financial assets that were fair valued using broker quotes amounted to $ 29 million at June 30, 2014, of which $ 14 million were Level 3 assets and $ 15 million were Level 2 assets. Level 3 assets consisted principally of tax-exempt GNMA mortgage-backed securities. Fair value for these securities was based on an internally-prepared matrix derived from an average of two indicative local broker quotes. The main input used in the matrix pricing was non-binding local broker quotes obtained from limited trade activity. Therefore, these securities were classified as Level 3.

During the quarter and six months ended June 30, 2014, there were no transfers in and/or out of Level 1, Level 2 and Level 3 for financial instruments measured at fair value on a recurring basis. Refer to the Critical Accounting Policies / Estimates in the 2013 Annual Report for additional information on the accounting guidance and the Corporation’s policies or procedures related to fair value measurements.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance to the Corporation’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the quarter and six months ended June 30, 2014, the Corporation did not adjust any prices obtained from pricing service providers or broker dealers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including dialogue with brokers, buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument. During the quarter and six months ended June 30, 2014, none of the Corporation’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

At June 30, 2014, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $ 6.0 billion and represented 97% of the Corporation’s assets measured at fair value on a recurring basis. At June 30, 2014, net unrealized gains on the trading and available-for-sale investments securities portfolios approximated $11 million and $4 million, respectively. Fair values for most of the Corporation’s trading and investment securities available-for-sale were classified as Level 2. Trading and investment securities available-for-sale classified as Level 3, which were the securities that involved the highest degree of judgment, represented less than 1% of the Corporation’s total portfolio of trading and investment securities available-for-sale.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”), which amounted to $ 152 million at June 30, 2014, do not trade in an active, open market with readily observable prices. Fair value is estimated based upon discounted net cash flows calculated from a combination of loan level data and market assumptions. The valuation model combines loans with common characteristics that impact servicing cash flows (e.g. investor, remittance cycle, interest rate, product type, etc.) in order to project net cash flows. Market valuation assumptions include prepayment speeds, discount rate, cost to service, escrow account earnings, and contractual servicing fee income, among other considerations. Prepayment speeds are derived from market data that is more relevant to the U.S. mainland loan portfolios and, thus, are adjusted for the Corporation’s loan characteristics and portfolio behavior since prepayment rates in Puerto Rico have been historically lower. Other assumptions are, in the most part, directly obtained from third-party providers. Disclosure of two of the key economic assumptions used to measure MSRs, which are prepayment speed and discount rate, and a sensitivity analysis to adverse changes to these assumptions, is included in Note 13 to the consolidated financial statements.

Derivatives

Derivatives, such as interest rate swaps and indexed options, are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using an income approach based on present value and option pricing models using observable inputs. Other derivatives are liquid and have quoted prices, such as forward contracts or “to be announced securities” (“TBAs”). All of these derivatives held by the Corporation were classified as Level 2. Valuations of derivative assets and liabilities reflect the values associated with counterparty risk and nonperformance risk, respectively. The non-performance risk, which measures the Corporation’s own credit risk, is determined using internally-developed models that consider the net realizable value of the collateral posted, remaining term, and the creditworthiness or credit standing of the Corporation. The counterparty risk is also determined using internally-developed models which incorporate the creditworthiness of the entity that bears the risk, net realizable value of the collateral received, and available public data or internally-developed data to determine their probability of default. To manage the level of credit risk, the Corporation employs procedures for credit approvals and credit limits, monitors the counterparties’ credit condition, enters into master netting agreements whenever possible and, when appropriate, requests additional collateral. During the quarter ended June 30, 2014, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $0.4 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a loss of $0.2 million from the assessment of the counterparties’ credit risk and a gain of $0.6 million resulting from the Corporation’s own credit standing adjustment. During the six months ended June 30, 2014, inclusion of credit risk in the fair value of the derivatives resulted in a net gain of $1.5 million recorded in the other operating income and interest expense captions of the consolidated statement of operations, which consisted of a gain of $1.0 million resulting from assessment of the counterparties credit risk and a gain of $0.5 million resulting from the Corporation’s own credit standing adjustment.

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

Deposits, including customer deposits, brokered deposits and public funds deposits, continue to be the most significant source of funds for the Corporation, funding 68% of the Corporation’s total assets at June 30, 2014, compared with 75% at December 31, 2013. The ratio of total ending loans to deposits was 90% at June 30, 2014, compared to 93% at December 31, 2013. In addition to traditional deposits, the Corporation maintains borrowing arrangements. At June 30, 2014, these borrowings consisted primarily of $ 1.8 billion in assets sold under agreement to repurchase, $541 million in advances with the FHLB, $1.4 billion in junior subordinated deferrable interest debentures related to trust preferred securities and $450 million in term notes issued to partially fund the repayment of TARP funds. A detailed description of the Corporation’s borrowings, including their terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

On April 22, 2014 the Corporation’s U.S. bank subsidiary (“PCB”) declared a $250 million cash dividend to the Bank Holding Company (“BHC”), $100 million of which was contributed by the BHC to the Puerto Rico banking subsidiary (“BPPR”).

The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A detailed description of the Corporation’s borrowings and available lines of credit, including its terms, is included in Note 18 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

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

Note 38 to the consolidated financial statements provides a consolidating statement of cash flows which includes the Corporation’s banking subsidiaries as part of the “All other subsidiaries and eliminations” column.

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

Deposits are a key source of funding as they tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Refer to Table 19 for a breakdown of deposits by major types. Core deposits are generated from a large base of consumer, corporate and institutional customers. Core deposits include all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000, excluding brokered deposits with denominations under $100,000. Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. Core deposits totaled $ 20.4 billion, or 82% of total deposits, at June 30, 2014, compared with $21.9 billion, or 82% of total deposits, at December 31, 2013. Core deposits financed 67% of the Corporation’s earning assets at June 30, 2014, compared with 70% at December 31, 2013.

Certificates of deposit with denominations of $100,000 and over at June 30, 2014 totaled $3.0 billion, or 12% of total deposits (December 31, 2013 - $3.2 billion, or 12% of total deposits). Their distribution by maturity at June 30, 2014 is presented in the table that follows:

Table 30—Distribution by Maturity of Certificate of Deposits of $100,000 and Over

(In thousands)
3 months or less	$1,557,130
3 to 6 months	437,155
6 to 12 months	421,364
Over 12 months	601,934

Total	$3,017,583

At June 30, 2014 and December 31, 2013, approximately 7% of the Corporation’s assets were financed by brokered deposits. The Corporation had $2.4 billion in brokered deposits at June 30, 2014 and December 31, 2013. In the event that any of the Corporation’s banking subsidiaries’ regulatory capital ratios fall below those required by a well-capitalized institution or are subject to capital restrictions by the regulators, that banking subsidiary faces the risk of not being able to raise or maintain brokered deposits and faces limitations on the rate paid on deposits, which may hinder the Corporation’s ability to effectively compete in its retail markets and could affect its deposit raising efforts.

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

The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB. At June 30, 2014 and December 31, 2013, the banking subsidiaries had credit facilities authorized with the FHLB aggregating to $3.3 billion and $3.0 billion, respectively, based on assets pledged with the FHLB at those dates. Outstanding borrowings under these credit facilities totaled $541 million at June 30, 2014 and $1.2 billion at December 31, 2013. Such advances are collateralized by loans held-in-portfolio, do not have restrictive covenants and do not have any callable features. At June 30, 2014 the credit facilities authorized with the FHLB were collateralized by $ 3.4 billion in loans held-in-portfolio and $4.5 billion at December 31, 2013. Refer to Note 18 to the consolidated financial statements for additional information on the terms of FHLB advances outstanding.

At June 30, 2014 and December 31, 2013, the Corporation’s borrowing capacity at the Fed’s Discount Window amounted to approximately $2.6 billion and $3.4 billion, respectively, which remained unused as of both dates. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this borrowing facility is dependent upon the balance of performing loans, securities pledged as collateral and the haircuts assigned to such collateral. At June 30, 2014 and December 31, 2013, this credit facility with the Fed was collateralized by $4.8 billion and $4.5 billion, respectively, in loans held-in-portfolio.

On July 25, 2011, Popular, Inc. and BPPR entered into a Memorandum of Understanding with the Federal Reserve Bank of New York and the Office of the Commissioner of Financial Institutions of Puerto Rico that requires the approval of these entities prior to the payment of any dividends by BPPR to PIHC. BPNA could not declare any dividends without the approval of the Federal Reserve Board.

As disclosed in Note 3, Discontinued Operations, in connection with the sale of the U.S. regional operations of California, Illinois and Central Florida, BPNA will be transferring the assets and liabilities of these regions which currently result in an aggregate net liability of $251.4 million. Upon the closing of these transactions, BPNA will need to fund this difference with its available liquid assets.

At June 30, 2014, management believes that the banking subsidiaries had sufficient current and projected liquidity sources to meet their anticipated cash flow obligations, as well as special needs and off-balance sheet commitments, in the ordinary course of business and have sufficient liquidity resources to address a stress event. Although the banking subsidiaries have historically been able to replace maturing deposits and advances if desired, no assurance can be given that they would be able to replace those funds in the future if the Corporation’s financial condition or general market conditions were to deteriorate. The Corporation’s financial flexibility will be severely constrained if its banking subsidiaries are unable to maintain access to funding or if adequate financing is not available to accommodate future financing needs at acceptable interest rates. The banking subsidiaries also are required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of market changes, the Corporation will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity. Finally, if management is required to rely more heavily on more expensive funding sources to meet its future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

BPPR’s liquidity may also be impacted by the loan payment performance and timing of claims made and receipt of reimbursements under the FDIC loss sharing agreements. Please refer to the Legal Proceedings section of Note 24 to the consolidated financial statements and to Part II, Item 1A- Risk factors herein for a description of an ongoing contractual dispute between BPPR and the FDIC which has impacted the timing of the payment of claims under the loss share agreements.

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

During the six months ended June 30, 2014, PIHC received $ 2.3 million in dividends from EVERTEC’s parent company. PIHC also received $10.1 million in dividends from its investment in BHD.

On July 2, 2014, the Corporation completed the repayment of TARP funds to the U.S. Treasury through the repurchase of $935 million of trust capital securities issued to the U.S. Treasury under the TARP Capital Purchase Program. The Corporation funded the repurchase through a combination of available cash and approximately $400 million from the proceeds of the issuance of its $450 million aggregate principal amount of 7% Senior Notes due on 2019 which settled on July 1, 2014.

On July 23, 2014, the Corporation also completed the repurchase of the outstanding warrant initially issued to the U.S. Treasury under the TARP Capital Purchase Program in 2008. The warrant represented the right to purchase 2,093,284 shares of the Corporation’s common stock at an exercise price of $67 per share with an original term of 10 years. The Corporation and the U.S. Treasury agreed upon a repurchase price of $3.0 million for the warrant. With the completion of this transaction, the Corporation completed its exit from the TARP Capital Purchase Program.

In connection with the repayment of TARP on July 2, 2014, the Corporation accelerated the related amortization of the discount and deferred costs amounting to $414.1 million during the second quarter of 2014, which is reflected as part of interest expense in the consolidated statement of operations.

Another use of liquidity at the parent holding company is the payment of dividends on preferred stock. At the end of 2010, the Corporation resumed paying dividends on its Series A and B preferred stock. The preferred stock dividends amounted to $1.9 million for the six months ended June 30, 2014. The preferred stock dividends paid were financed by issuing new shares of common stock to the participants of the Corporation’s qualified employee savings plans. The Corporation is required to obtain approval from the Fed prior to declaring or paying dividends, incurring, increasing or guaranteeing debt or making any distributions on its trust preferred securities or subordinated debt. The Corporation anticipates that any future preferred stock dividend payments would continue to be financed with the issuance of new common stock in connection with its qualified employee savings plans. The Corporation is not paying dividends to holders of its common stock.

The BHC’s have in the past borrowed in the money markets and in the corporate debt market primarily to finance their non-banking subsidiaries, however, the cash needs of the Corporation’s non-banking subsidiaries other than to repay indebtedness and interest are now minimal. These sources of funding have become more costly due to the reductions in the Corporation’s credit ratings. The Corporation’s principal credit ratings are below “investment grade” which affects the Corporation’s ability to raise funds in the capital markets. The Corporation has an automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits the Corporation to issue an unspecified amount of debt or equity securities.

Note 38 to the consolidated financial statements provides a statement of condition, of operations and of cash flows for the two BHC’s. The loans held-in-portfolio in such financial statements is principally associated with intercompany transactions.

The outstanding balance of notes payable at the BHC’s amounted to $1.8 billion at June 30, 2014 and to $972 million on December 31, 2013. These borrowings are principally junior subordinated debentures (related to trust preferred securities), including those issued to the U.S. Treasury as part of the TARP, and unsecured senior debt (term notes) which were repaid in full on July 2, 2014, as mentioned above. The repayment of the BHC’s obligations represents a potential cash need which is expected to be met with a combination of internal liquidity resources stemming mainly from future dividend receipts and new borrowings. Increasing or guaranteeing new debt would be subject to the approval of the Fed.

The contractual maturities of the BHC’s notes payable at June 30, 2014 are presented in Table 31.

Table 31—Distribution of BHC’s Notes Payable by Contractual Maturity

Year	(In thousands)
2014	$675
2015	—
2016	—
2017	—
2018	—
Later years	889,800
No stated maturity	936,000

Total	1,826,475

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

Obligations Subject to Rating Triggers or Collateral Requirements

The Corporation’s banking subsidiaries currently do not use borrowings that are rated by the major rating agencies, as these banking subsidiaries are funded primarily with deposits and secured borrowings. The banking subsidiaries had $19 million in deposits at June 30, 2014 that are subject to rating triggers.

Some of the Corporation’s derivative instruments include financial covenants tied to the bank’s well-capitalized status and certain formal regulatory actions. These agreements could require exposure collateralization, early termination or both. The fair value of derivative instruments in a liability position subject to financial covenants approximated $12 million at June 30, 2014, with the Corporation providing collateral totaling $16 million to cover the net liability position with counterparties on these derivative instruments.

In addition, certain mortgage servicing and custodial agreements that BPPR has with third parties include rating covenants. In the event of a credit rating downgrade, the third parties have the right to require the institution to engage a substitute cash custodian for escrow deposits and/or increase collateral levels securing the recourse obligations. Also, as discussed in the Guarantees section of this MD&A, the Corporation services residential mortgage loans subject to credit recourse provisions. Certain contractual agreements require the Corporation to post collateral to secure such recourse obligations if the institution’s required credit ratings are not maintained. Collateral pledged by the Corporation to secure recourse obligations amounted to approximately $105 million at June 30, 2014. The Corporation could be required to post additional collateral under the agreements. Management expects that it would be able to meet additional collateral requirements if and when needed. The requirements to post collateral under certain agreements or the loss of escrow deposits could reduce the Corporation’s liquidity resources and impact its operating results.

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

Total non-performing non-covered assets were $784 million at June 30, 2014, increasing by $49 million, or 7%, compared with December 31, 2013. Non-covered non-performing loans held-in-portfolio stand at $640 million, increasing by $42 million, or 7%, from December 31, 2013. This increase was driven by an increase of $127 million in the BPPR segment, offset in part by an improvement of $85 million in the BPNA segment. The ratio of non-performing loans to loans held-in-portfolio, excluding covered loans, increased to 3.26% at June 30, 2014 from 2.77% at December 31, 2013, also impacted by the reduction in loan balances from the reclassification to the discontinued operations.

At June 30, 2014, non-performing loans secured by real estate held-in-portfolio, excluding covered loans, amounted to $487 million in the Puerto Rico operations and $59 million in the U.S. mainland operations. These figures compare to $388 million in the Puerto Rico operations and $141 million in the U.S. mainland operations at December 31, 2013. In addition to the non-performing loans included in Table 32, at June 30, 2014, there were $104 million of non-covered performing loans, mostly commercial loans that, in management’s opinion, are currently subject to potential future classification as non-performing and are considered impaired, compared with $103 million at December 31, 2013.

Table 32—Non-Performing Assets

(Dollars in thousands)	June 30, 2014	As a % of loans HIP by category [5]	December 31, 2013	As a % of loans HIP by category [5]
Commercial	$278,133	3.4%	$279,053	2.8%
Construction	21,456	12.0	23,771	11.5
Legacy [1]	8,323	5.1	15,050	7.1
Leasing	2,873	0.5	3,495	0.6
Mortgage	286,320	4.3	232,681	3.5
Consumer	42,630	1.1	43,898	1.1

Total non-performing loans held-in-portfolio, excluding covered loans[2]	639,735	3.3%	597,948	2.8%
Non-performing loans held-for-sale [3]	4,426		1,092
Other real estate owned (“OREO”), excluding covered OREO	139,420		135,501

Total non-performing assets, excluding covered assets	$783,581		$734,541
Covered loans and OREO [4]	171,955		197,388

Total non-performing assets	$955,536		$931,929

Accruing loans past due 90 days or more[6] [7]	$420,251		$418,028

Ratios excluding covered loans:[8]
Non-performing loans held-in-portfolio to loans held-in-portfolio	3.26%		2.77%
Allowance for loan losses to loans held-in-portfolio	2.68		2.49
Allowance for loan losses to non-performing loans, excluding held-for-sale	82.26		90.05

Ratios including covered loans:
Non-performing assets to total assets	2.61%		2.61%
Non-performing loans held-in-portfolio to loans held-in-portfolio	2.93		2.55
Allowance for loan losses to loans held-in-portfolio	2.79		2.60
Allowance for loan losses to non-performing loans, excluding held-for-sale	95.28		102.11

HIP = “held-in-portfolio”

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Total non-performing loans held-in-portfolio, excluding covered loans, excludes $9.5 million in discontinued operations as of June 30, 2014.
[3]	Non-performing loans held-for-sale consist $582 thousand in mortgage loans, $3 million in commercial loans and $1 million in construction loans as of June 30, 2014 (December 31, 2013 - $603 thousand in commercial loans and $489 thousand in mortgage loans).
[4]	The amount consists of $16 million in non-performing covered loans accounted for under ASC Subtopic 310-20 and $156 million in covered OREO as of June 30, 2014 (December 31, 2013 - $29 million and $168 million, respectively). It excludes covered loans accounted for under ASC Subtopic 310-30 as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.
[5]	Loans held-in-portfolio used in the computation exclude $2.7 billion in covered loans at June 30, 2014 (December 31, 2013—$3.0 billion).
[6]	The carrying value of covered loans accounted for under ASC Sub-topic 310-30 that are contractually 90 days or more past due was $0.6 billion at June 30, 2014 (December 31, 2013 - $0.7 billion). This amount is excluded from the above table as the covered loans’ accretable yield interest recognition is independent from the underlying contractual loan delinquency status.
[7]	It is the Corporation’s policy to report delinquent residential mortgage loans insured by FHA or guaranteed by the VA as accruing loans past due 90 days or more as opposed to non-performing since the principal repayment is insured. These balances include $124 million of residential mortgage loans insured by FHA or guaranteed by the VA that are no longer accruing interest as of June 30, 2014 (December 31, 2013 - $115 million). Furthermore, the Corporation has approximately $60 million in reverse mortgage loans which are guaranteed by FHA, but which are currently not accruing interest. Due to the guaranteed nature of the loans, it is the Corporation’s policy to exclude these balances from non-performing assets (December 31, 2013 - $50 million).

[8]	These asset quality ratios have been adjusted to remove the impact of covered loans and covered foreclosed property. Appropriate adjustments to the numerator and denominator have been reflected in the calculation of these ratios. Management believes the inclusion of acquired loans in certain asset quality ratios that include non-performing assets, past due loans or net charge-offs in the numerator and denominator results in distortions of these ratios and they may not be comparable to other periods presented or to other portfolios that were not impacted by purchase accounting.

For the quarter ended June 30, 2014, total non-performing loans inflows, excluding consumer loan, amounted to $152 million, a decrease of $35 million, or 19%, when compared to inflows for the same period in 2013. Inflows of non-performing loans held-in-portfolio at the BPPR segment amounted to $136 million, a decrease of $22 million, or 14%, compared to inflows for 2013. Inflows of non-performing loans held-in-portfolio at the BPNA segment amounted to $16 million, a decrease of $13 million, or 45%, compared to inflows for 2013. These reductions are mostly concentrated in the commercial portfolio, reflective of credit quality improvements and proactive portfolio management processes. Refer to the following table for more information on non-performing loans held-in-portfolio inflows, excluding consumer loans.

Table 33—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$498,196	$94,826	$410,594	$139,961
Plus:
New non-performing loans	136,133	14,604	319,280	37,418
Advances on existing non-performing loans	—	1,000	—	1,011
Less:
Non-performing loans transferred to OREO	(6,948)	(661)	(12,399)	(1,856)
Non-performing loans charged-off	(22,685)	(6,935)	(40,072)	(14,462)
Loans returned to accrual status / loan collections	(67,332)	(19,325)	(140,039)	(48,469)
Loans transferred to held-for-sale	—	(17,402)	—	(47,496)
Non-performing loans transferred to discontinued operations	—	(9,239)	—	(9,239)

Ending balance NPLs	$537,364	$56,868	$537,364	$56,868

Table 34—Activity in Non-Performing Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$804,575	$203,686	$1,156,229	$223,281
New non-performing loans	158,418	27,291	315,969	53,297
Advances on existing non-performing loans	—	1,230	—	1,234
Loans transferred from held-for-sale	—	—	14,942	400
Other	—	4,310	—	4,310
Non-performing loans transferred to OREO	(21,991)	(1,638)	(49,299)	(3,943)
Non-performing loans charged-off	(41,051)	(17,901)	(85,591)	(36,190)
Loans returned to accrual status / loan collections	(66,895)	(25,267)	(186,442)	(50,678)
Loans transferred to held-for-sale	(14,968)	(2,594)	(14,968)	(2,594)
Non-performing loans sold[1]	(434,607)	—	(767,359)	—
Other	—	(4,309)	—	(4,309)

Ending balance NPLs	$383,481	$184,808	$383,481	$184,808

[1]	Includes write-downs of loans sold during the quarters ended June 30, 2013 and March 31, 2013.

Refer to Table 35 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the quarters ended June 30, 2014 and 2013.

Table 35—Allowance for Loan Losses and Selected Loan Losses Statistics—Quarterly Activity

	Quarters ended June 30,
	2014		2014	2014		2013		2013	2013
(Dollars in thousands)	Non-covered loans		Covered loans	Total		Non-covered loans		Covered loans	Total
Balance at beginning of period	$542,575		$97,773	$640,348		$583,501		$99,867	$683,368
Provision for loan losses—Continuing operations	50,074		11,604	61,678		228,975		25,500	254,475
Provision for loan losses—Discontinued operations	—		—	—		(5,067)		—	(5,067)

	592,649		109,377	702,026		807,409		125,367	932,776

Charged-offs:
Commercial	21,890		5,993	27,883		42,386		1,150	43,536
Construction	42		6,427	6,469		2,191		16,024	18,215
Leases	1,754		2	1,756		1,843		—	1,843
Legacy[1]	1,347		—	1,347		3,743		—	3,743
Mortgage	10,997		2,262	13,259		16,127		2,255	18,382
Consumer	33,938		(677)	33,261		33,206		(106)	33,100
Discontinued operations	—		—	—		13,362		—	13,362

	69,968		14,007	83,975		112,858		19,323	132,181

Recoveries:
Commercial	11,671		555	12,226		10,274		42	10,316
Construction	657		2,727	3,384		4,485		322	4,807
Leases	610		1	611		630		—	630
Legacy[1]	2,552		—	2,552		5,208		—	5,208
Mortgage	678		11	689		520		—	520
Consumer	7,599		1	7,600		8,135		49	8,184
Discontinued operations	—		—	—		4,461		—	4,461

	23,767		3,295	27,062		33,713		413	34,126

Net loans charged-offs (recovered):
Commercial	10,219		5,438	15,657		32,112		1,108	33,220
Construction	(615)		3,700	3,085		(2,294)		15,702	13,408
Leases	1,144		1	1,145		1,213		—	1,213
Legacy[1]	(1,205)		—	(1,205)		(1,465)		—	(1,465)
Mortgage	10,319		2,251	12,570		15,607		2,255	17,862
Consumer	26,339		(678)	25,661		25,071		(155)	24,916
Discontinued operations	—		—	—		8,901		—	8,901

	46,201		10,712	56,913		79,145		18,910	98,055

Net write-downs[2]	—		—	—		(199,502)		—	(199,502)

Net write-downs related to loans transferred to discontinued operations	(20,202)		—	(20,202)		—		—	—

Balance at end of period	$526,246		$98,665	$624,911		$528,762		$106,457	$635,219

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[3]	0.94%			1.01%		1.47%			1.58%
Provision for loan losses to net charge-offs[3]	1.08	x		1.08	x	0.69	x		0.82	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net write-downs for the quarter ended June 30, 2013 are related to loans sold.
[3]	Excluding provision for loan losses and the net write-down related to the asset sale during the quarter June 30, 2013.

Refer to Table 36 for a summary of the activity in the allowance for loan losses and selected loan losses statistics for the six months ended June 30, 2014 and 2013.

Table 36—Allowance for Loan Losses and Selected Loan Losses Statistics—Year-to-date Activity

Six months ended June 30,
2014	2014	2014	2013	2013	2013
(Dollars in thousands)	Non-covered loans	Covered loans	Total	Non-covered loans	Covered loans	Total
Balance at beginning of period	$538,463	$102,092	$640,555	$621,701	$108,906	$730,607
Provision for loan losses—Continuing operations	104,196	37,318	141,514	438,068	43,056	481,124
Provision for loan losses—Discontinued operations	(6,764)	—	(6,764)	(7,860)	—	(7,860)

635,895	139,410	775,305	1,051,909	151,962	1,203,871

Charged-offs:
Commercial	48,998	13,961	62,959	82,023	11,715	93,738
Construction	458	29,408	29,866	3,820	25,783	29,603
Leases	2,721	2	2,723	3,386	—	3,386
Legacy[1]	4,331	—	4,331	10,036	—	10,036
Mortgage	21,261	3,918	25,179	37,903	4,317	42,220
Consumer	68,210	(972)	67,238	66,815	4,461	71,276
Discontinued operations	4,452	—	4,452	20,307	—	20,307

150,431	46,317	196,748	224,290	46,276	270,566

Recoveries:
Commercial	21,619	875	22,494	19,920	72	19,992
Construction	2,627	4,616	7,243	5,759	636	6,395
Leases	921	1	922	1,189	—	1,189
Legacy[1]	9,745	—	9,745	9,682	—	9,682
Mortgage	1,556	11	1,567	2,733	11	2,744
Consumer	14,519	69	14,588	16,361	52	16,413
Discontinued operations	9,997	—	9,997	8,144	—	8,144

60,984	5,572	66,556	63,788	771	64,559

Net loans charged-off (recovered):
Commercial	27,379	13,086	40,465	62,103	11,643	73,746
Construction	(2,169)	24,792	22,623	(1,939)	25,147	23,208
Leases	1,800	1	1,801	2,197	—	2,197
Legacy[1]	(5,414)	—	(5,414)	354	—	354
Mortgage	19,705	3,907	23,612	35,170	4,306	39,476
Consumer	53,691	(1,041)	52,650	50,454	4,409	54,863
Discontinued operations	(5,545)	—	(5,545)	12,163	—	12,163

89,447	40,745	130,192	160,502	45,505	206,007

Net write-downs [2]	—	—	—	(362,645)	—	(362,645)

Net write-downs related to loans transferred to discontinued operations	(20,202)	—	(20,202)	—	—	—

Balance at end of period	$526,246	$98,665	$624,911	$528,762	$106,457	$635,219

Ratios:
Annualized net charge-offs to average loans held-in-portfolio[3]	0.87%	1.11%	1.51%	1.67%
Provision for loan losses to net charge-offs[3]	1.16	x	1.09	x	0.70	x	0.75	x

[1]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.
[2]	Net write-downs for June 30, 2013 are related to loans sold.
[3]	Excluding provision for loan losses and the net write-downs related to the loans sales.

Refer to the “Allowance for Loan Losses” subsection in this MD&A for tables detailing the composition of the allowance for loan losses between general and specific reserves, and for qualitative information on the main factors driving the variances.

The following table presents annualized net charge-offs to average loans held-in-portfolio (“HIP”) for the non-covered portfolio by loan category for the quarters and six month period ended June 30, 2014 and 2013.

Table 37—Annualized Net Charge-offs (Recoveries) to Average Loans Held-in-Portfolio (Non-covered loans)

	Quarters ended June 30,		Six months ended June 30,
	2014[2]	2013	2014	2013
Commercial [1]	0.49%	1.63%	0.47%	1.49%
Construction[1]	(1.55)	(3.31)	(2.61)	(1.43)
Leases	0.84	0.90	0.66	0.82
Legacy	(7.66)	(1.31)	(9.09)	0.14
Mortgage[1]	0.62	0.91	0.59	1.07
Consumer	2.71	2.68	2.79	2.70

Total annualized net charge-offs to average loans held-in-portfolio	0.94%	1.47%	0.87%	1.51%

[1]	Excluding the net write-down related to the asset sales during the first and second quarters of 2013.
[2]	Excluding net charge-offs from discontinued operations.

Note: Average loans held-in-portfolio excludes covered loans acquired in the Westernbank FDIC-assisted transaction which were recorded at fair value on date of acquisition, and thus, considered a credit discount component.

The Corporation’s annualized net charge-offs to average non-covered loans held-in-portfolio ratio was 0.94% for the quarter ended June 30, 2014, down from 1.47% for the same period in 2013. Net charge-offs, excluding covered loans, for the quarter ended June 30, 2014 decreased by $32.9 million when compared to the quarter ended June 30, 2013. The decline is mostly driven by improvements in the credit performance of the loan portfolios and de-risking strategies taken by the Corporation to improve the risk profile of its portfolios.

During the second quarter of 2014, the Corporation’s overall asset quality remained relatively stable. The BPNA segment continued to reflect strong credit quality led by the improved risk profile of its loan portfolios, further strengthened by the divesture of its regional operations in California, Illinois and Central Florida. Nevertheless, challenging economic and fiscal conditions in Puerto Rico continued to influence credit quality results in the BPPR segment.

The discussions in the sections that follow assess credit quality performance for the second quarter of 2014 for each of the Corporation’s non-covered loan portfolios.

Commercial loans

Non-covered non-performing commercial loans held-in-portfolio remained flat at $278 million during June 30, 2014, compared with $279 million at December 31, 2013. The percentage of non-performing commercial loans held-in-portfolio to commercial loans held-in-portfolio increased to 3.41% at June 30, 2014 from 2.78% at December 31, 2013, primarily reflecting the reduction in loan balances from the reclassification to the discontinued operations.

Commercial non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $67 million from December 31, 2013, mainly driven by a single $52 million credit relationship. Commercial non-performing loans held-in-portfolio at the BPNA segment decreased by $68 million from December 31, 2013, primarily reflecting the impact of loan resolutions and credit quality improvements, and $8 million attributed to the reclassification of the discontinued operations.

Tables 38 and 39 present the changes in the non-performing commercial loans held-in-portfolio for the quarters and six months period ended June 30, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

For the quarter ended June 30, 2014, inflows of commercial non-performing loans held-in-portfolio at the BPPR segment amounted to $30 million, a decrease of $30 million, or 50%, when compared to inflows for the same period in 2013. Inflows of commercial non-performing loans held-in-portfolio at the BPNA segment amounted to $9 million, a decrease of $8 million, or 49%, compared to inflows for 2013. These reductions are mainly driven by improvements in the underlying quality of the portfolio and proactive portfolio management processes.

Table 38 provides information on commercial non-performing loans and net charge-offs for the BPPR (excluding the Westernbank covered loan portfolio) and the BPNA segments.

Table 38—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$245,931	$60,998	$186,097	$92,956
Plus:
New non-performing loans	30,068	7,726	116,113	24,882
Advances on existing non-performing loans	—	951	—	957
Less:
Non-performing loans transferred to OREO	(4,103)	—	(7,803)	—
Non-performing loans charged-off	(14,377)	(5,470)	(24,655)	(9,562)
Loans returned to accrual status / loan collections	(3,967)	(15,475)	(16,200)	(30,409)
Loans transferred to held-for-sale	—	(16,130)	—	(46,224)
Non-performing loans transferred to discontinued operations	—	(8,019)	—	(8,019)

Ending balance NPLs	$253,552	$24,581	$253,552	$24,581

Table 39—Activity in Non-Performing Commercial Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$186,808	$133,979	$522,733	$142,556
Plus:
New non-performing loans	59,736	15,763	107,471	30,874
Advances on existing non-performing loans	—	1,226	—	1,226
Loans transferred from held-for-sale	—	—	790	—
Other	—	4,310	—	4,310
Less:
Non-performing loans transferred to OREO	(2,191)	(532)	(11,389)	(2,090)
Non-performing loans charged-off	(32,511)	(9,890)	(61,361)	(19,771)
Loans returned to accrual status / loan collections	(12,122)	(18,827)	(29,256)	(31,076)
Loans transferred to held-for-sale	—	(2,594)	—	(2,594)
Non-performing loans sold[1]	—	—	(329,268)	—

Ending balance NPLs	$199,720	$123,435	$199,720	$123,435

[1]	includes write-downs of $161,297 of loans sold at BPPR during the quarter ended March 31, 2013.

Table 40—Non-Performing Commercial Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-performing commercial loans	$253,552	$186,097	$24,581	$92,956	$278,133	$279,053
Non-performing commercial loans to commercial loans HIP	4.03%	2.88%	1.32%	2.60%	3.41%	2.78%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Commercial loan net charge-offs[1]	$9,309	$29,968	$910	$9,808	$10,219	$39,776
Commercial loan net charge-offs (annualized) to average commercial loans HIP	0.58%	1.94%	0.18%	1.09%	0.49%	1.63%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Commercial loan net charge-offs (recoveries)[1]	$24,482	$54,279	(2,781)	$18,670	$21,701	$72,949
Commercial loan net charge-offs (recoveries) (annualized) to average commercial loans HIP[1]	0.76%	1.76%	(0.20)%	1.04%	0.47%	1.49%

There are two commercial loan relationships greater than $10 million in non-accrual status with an outstanding aggregate balance of $65 million at June 30, 2014, compared with one commercial loan relationship with an outstanding aggregate balance of $15 million at December 31, 2013.

Commercial loan net charge-offs, excluding net charge-offs for covered loans, amounted to $10.2 million for the quarter ended June 30, 2014, compared to $39.8 million for the same period in 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.49% for the quarter ended June 30, 2014 from 1.63% for the quarter ended June 30, 2013. Commercial loan net charge-offs, excluding net charge-offs for covered loans, decline of $29.6 million, or 74%, for the quarter ended June 30, 2014 when compared with the same quarter in 2013 was primarily due to improvements in credit quality and successful actions taken by the Corporation to de-risk the portfolio.

Commercial loan net charge-offs in the BPPR segment amounted to $9.3 million for the quarter ended June 30, 2014, compared to $30.0 million in June 30, 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.58% for the quarter ended June 30, 2014 from 1.94% for the quarter ended June 30, 2013. Commercial loan net charge-offs declined by $20.7 million for the quarter ended June 30, 2014 when compared with the quarter ended June 30, 2013. For the quarter ended June 30, 2014, the charge-offs associated with collateral dependent commercial loans amounted to approximately $7.9 million in the BPPR segment.

Commercial loan net charge-offs in the BPNA segment amounted to $910 thousand for the quarter ended June 30, 2014, compared to $9.8 million in June 30, 2013. Commercial loans annualized net charge-offs to average non-covered loans held-in-portfolio decreased to 0.18% for the quarter ended June 30, 2014 from 1.09% for the quarter ended June 30, 2013. Commercial loan net charge-offs declined by $8.9 million for the quarter ended June 30, 2014 when compared with the same period in 2013. For the quarter ended June 30, 2014, there were no charge-offs associated with collateral dependent commercial loans from continuing operations at the BPNA segment.

The Corporation’s commercial loan portfolio secured by real estate (“CRE”), excluding covered loans, amounted to $4.7 billion at June 30, 2014, of which $1.8 billion was secured with owner occupied properties, compared with $6.4 billion and $2.3 billion, respectively, at December 31, 2013. CRE non-performing loans, excluding covered loans, amounted to $188 million at June 30, 2014, compared with $221 million at December 31, 2013. The CRE non-performing loans ratios for the BPPR and BPNA segments were 4.71% and 1.71%, respectively, at June 30, 2014, compared with 3.80% and 3.10%, respectively, at December 31, 2013.

Construction loans

Non-covered non-performing construction loans held-in-portfolio amounted to $21 million at June 30, 2014, compared to $24 million at December 31, 2013. Stable credit trends in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio. The percentage of non-performing construction loans to construction loans held-in-portfolio, excluding covered loans, remained stable at 11.98% at June 30, 2014 compared to 11.53% at December 31, 2013.

Construction non-covered non-performing loans held-in-portfolio at the BPPR segment increased to $21 million at June 30, 2014, from $18 million at December 31, 2013, driven by a single borrower. There are no construction non-performing loans held-in-portfolio at the BPNA segment for the quarter ended June 30, 2014, decreasing by $6 million at December 31, 2013.

Tables 41 and 42 present changes in non-performing construction loans held-in-portfolio for the quarters and six months period ended June 30, 2014 and 2013 for the BPPR (excluding covered loans) and the BPNA segments.

Table 41—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$22,464	$—	$18,108	$5,663
Plus:
New non-performing loans	952	—	8,912	—
Less:
Non-performing loans charged-off	(42)	—	(458)	—
Loans returned to accrual status / loan collections	(1,918)	—	(5,106)	(5,663)

Ending balance NPLs	$21,456	$—	$21,456	$—

Table 42—Activity in Non-Performing Construction Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$45,036	$5,884	$37,390	$5,960
Plus:
Advances on existing non-performing loans	—	—	14,152	—
Less:
Non-performing loans charged-off	(2,175)	—	(3,257)	—
Loans returned to accrual status / loan collections	(3,817)	(50)	(5,757)	(126)
Non-performing loans sold[1]	—	—	(3,484)	—

Ending balance NPLs	$39,044	$5,834	$39,044	$5,834

[1]	Includes write-downs of $1,846 of loans sold at BPPR during the quarter ended March 31, 2013.

For the quarter ended June 30, 2014, inflows of construction non-performing loans held-in-portfolio at the BPPR segment increased to $952 thousand, when compared to additions for the same period in 2013. There were no additions of construction non-performing loans held-in-portfolio at the BPNA segment during the second quarter of 2014.

There were no construction loan relationships greater than $10 million in non-performing status at June 30, 2014 and December 31, 2013.

Construction loan net charge-offs (recoveries), excluding net charge-offs for covered loans, amounted to recoveries of $615 thousand for the quarter ended June 30, 2014, compared to recoveries of $2 million at June 30, 2013. Construction loans annualized net charge-offs (recoveries) to average non-covered loans held-in-portfolio stand at (1.55%) for the quarter ended June 30, 2014, compared to (3.31%) for the quarter ended June 30, 2013. Construction loan net charge-offs, excluding covered loans, for the quarter ended June 30, 2014, increased by $1.7 million when compared with the quarter ended June 30, 2013 led by an increase in the BPPR segment. For the quarter ended June 30, 2014, the charge-offs associated with collateral dependent construction loans amounted to $103 thousand in the BPPR segment and none in the BPNA segment. Management identified construction loans considered impaired and charged-off specific reserves based on the value of the collateral.

Table 43 provides information on construction non-performing loans and net charge-offs for the BPPR (excluding the covered loan portfolio) and the BPNA segments.

Table 43—Non-Performing Construction Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-performing construction loans	$21,456	$18,108	$—	$5,663	$21,456	$23,771
Non-performing construction loans to construction loans HIP	15.81%	11.24%	—%	12.61%	11.98%	11.53%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Construction loan net charge-offs (recoveries) [1]	$(615)	$(2,294)	$—	$—	$(615)	$(2,294)
Construction loan net charge-offs (recoveries)
(annualized) to average construction loans HIP	(1.86)%	(3.73)%	—%	—%	(1.55)%	(3.31)%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Construction loan net charge-offs (recoveries) [1]	$(1,993)	$(1,939)	$(176)	$—	$(2,169)	$(1,939)
Construction loan net charge-offs (recoveries)
(annualized) to average construction loans HIP[1]	(2.86)%	(1.65)%	(1.31)%	—%	(2.61)%	(1.43)%

Legacy loans

The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Legacy non-performing loans held-in-portfolio amounted to $8 million at June 30, 2014, compared with $15 million at December 31, 2013. The decrease of $7 million, or 45%, from December 31, 2013 was primarily driven by lower inflows to non-performing loans, loan resolutions and portfolio run-off. The percentage of non-performing legacy loans held-in-portfolio to legacy loans held-in-portfolio decreased to 5.11% at June 30, 2014 from 7.13% at December 31, 2013.

For the quarter ended June 30, 2014, additions to legacy loans in non-performing status amounted to $2 million, a decrease of $2 million, or 52%, when compared with the quarter ended June 30, 2013. The decrease in the inflows of non-performing legacy loans reflects improvements in overall loan credit performance.

Tables 44 and 45 present the changes in non-performing legacy loans held in-portfolio for the quarters and six months period ended June 30, 2014 and 2013.

Table 44—Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2014	For the six months ended June 30, 2014
(In thousands)	BPNA	BPNA
Beginning balance	$11,608	$15,050
Plus:
New non-performing loans	2,201	3,939
Advances on existing non-performing loans	49	54
Less:
Non-performing loans charged-off	(816)	(3,384)
Loans returned to accrual status / loan collections	(2,227)	(4,844)
Loans transferred to held-for-sale	(1,272)	(1,272)
Non-performing loans transferred to discontinued operations	(1,220)	(1,220)

Ending balance NPLs	$8,323	$8,323

Table 45—Activity in Non-Performing Legacy Loans Held-in-Portfolio

	For the quarter ended June 30, 2013	For the six months ended June 30, 2013
(Dollars in thousands)	BPNA	BPNA
Beginning balance	$35,830	$40,741
Plus:
New non-performing loans	4,640	11,028
Advances on existing non-performing loans	4	8
Loans transferred from held-for-sale	—	400
Less:
Non-performing loans charged-off	(5,358)	(10,673)
Loans returned to accrual status / loan collections	(2,373)	(8,761)
Other	(4,309)	(4,309)

Ending balance NPLs	$28,434	$28,434

In the loans held-in-portfolio, there was no legacy loan relationship greater than $10 million in non-accrual status at June 30, 2014 and December 31, 2013.

Legacy loan net charge-offs (recoveries) amounted to recoveries of $1.2 million for the quarter ended June 30, 2014, compared to recoveries of $917 thousand in June 30, 2013. Legacy loan net charge-offs (recoveries) to average non-covered loans held-in-portfolio improved to (7.66%) for the quarter ended June 30, 2014 from (1.31%) for the quarter ended June 30, 2013.

Table 46 provides information on legacy non-performing loans and net charge-offs.

Table 46—Non-Performing Legacy Loans and Net Charge-offs

	BPNA
(Dollars in thousands)	June 30, 2014	December 31, 2013
Non-performing legacy loans	$8,323	$15,050
Non-performing legacy loans to legacy loans HIP	5.11%	7.13%

	BPNA
	For the quarters ended
(Dollars in thousands)	June 30, 2014	June 30, 2013
Legacy loan net charge-offs (recoveries)	$(1,205)	$(917)
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(7.66)%	(1.31)%

	BPNA
	For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013
Legacy loan net charge-offs (recoveries)	$(6,087)	$211
Legacy loan net charge-offs (recoveries) (annualized) to average legacy loans HIP	(9.09)%	0.14%

Mortgage loans

Non-covered non-performing mortgage loans held-in-portfolio were $286 million at June 30, 2014, compared to $233 million at December 31, 2013. The increase of $54 million from December 31, 2013 is mainly reflective of higher non-performing loans in the BPPR segment. The percentage of non-performing mortgage loans held-in-portfolio to mortgage loans held-in-portfolio increased to 4.30% at June 30, 2014 from 3.48% at December 31, 2013.

Mortgage non-covered non-performing loans held-in-portfolio at the BPPR segment increased by $56 million from December 31, 2013. While inflows continue relatively stable, reduced outflows are contributing to the net increase in non-performing loans balance. Mortgage non-performing loans held-in-portfolio at the BPNA segment remained stable, decreasing by $2 million from December 31, 2013.

Tables 47 and 48 present changes in non-performing mortgage loans held-in-portfolio for the quarters and six months period ended June 30, 2014 and 2013.

Table 47—Activity in Non-Performing Mortgage Loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2014		For the six months ended June 30, 2014
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$229,801	$22,220	$206,389	$26,292
Plus:
New non-performing loans	105,113	4,677	194,255	8,597
Less:
Non-performing loans transferred to OREO	(2,845)	(661)	(4,596)	(1,856)
Non-performing loans charged-off	(8,266)	(649)	(14,959)	(1,516)
Loans returned to accrual status / loan collections	(61,447)	(1,623)	(118,733)	(7,553)

Ending balance NPLs	$262,356	$23,964	$262,356	$23,964

Table 48—Activity in Non-Performing Mortgage loans Held-in-Portfolio (Excluding Covered Loans)

	For the quarter ended June 30, 2013		For the six months ended June 30, 2013
(Dollars in thousands)	BPPR	BPNA	BPPR	BPNA
Beginning balance	$572,731	$27,993	$596,106	$34,024
Plus:
New non-performing loans	98,682	6,888	208,498	11,395
Less:
Non-performing loans transferred to OREO	(19,800)	(1,106)	(37,910)	(1,853)
Non-performing loans charged-off	(6,365)	(2,653)	(20,973)	(5,746)
Loans returned to accrual status / loan collections	(50,956)	(4,017)	(151,429)	(10,715)
Loans transferred to held-for-sale	(14,968)	—	(14,968)	—
Non-performing loans sold[1]	(434,607)	—	(434,607)	—

Ending balance NPLs	$144,717	$27,105	$144,717	$27,105

[1]	Includes write-downs of $199,502 of loans sold at BPPR during the quarter ended June 30, 2013.

For the quarter ended June 30, 2014, inflows of mortgage non-performing loans held-in-portfolio at the BPPR segment amounted to $105 million, an increase of $6 million, or 7%, when compared to inflows for the same period in 2013. Inflows of mortgage non-performing loans held-in-portfolio at the BPNA segment amounted to $5 million, a decrease of $2 million, or 32%, when compared to inflows for the same period in 2013.

Mortgage loan net charge-offs, excluding net charge-offs for covered loans, amounted to $10.3 million for the quarter ended June 30, 2014, compared to $15.6 million in June 30, 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio was 0.62% in June 30, 2014, compared to 0.91% for the quarter ended June 30, 2013. Mortgage loan net charge-offs, excluding covered loans, decrease of $5.3 million for the quarter ended June 30, 2014, when compared with the same period in 2013, was mainly related to the de-risking of the portfolio. Mortgage loan net charge-offs at the BPPR segment, excluding covered loans, amounted to $9.9 million, or 0.73% of average non-covered loans held-in-portfolio on an annualized basis, a decrease of $2.7 million when compared to same period in 2013. For the quarter ended June 30, 2014, charge-offs associated with mortgage loans individually evaluated for impairment amounted to $2.3 million in the BPPR segment.

Mortgage loan net charge-offs at the BPNA segment amounted to $393 thousand for the quarter ended June 30, 2014, a decrease of $2.6 million when compared to the same period in 2013. Mortgage loan net charge-offs to average mortgage non-covered loans held-in-portfolio decreased to 0.13% for the quarter ended June 30, 2014 from 1.00% for the quarter ended June 30, 2013. The net charge-offs for BPNA’s non-conventional mortgage loan portfolio amounted to approximately $462 thousand, or 0.45% of average non-conventional mortgage loans held-in-portfolio, for the quarter ended June 30, 2014, compared with $2.4 million, or 2.22% of average loans for the same period last year.

Table 49 provides information on non-performing mortgage loans and net charge-offs for the BPPR, excluding the covered loan portfolio, and the BPNA segments.

Table 49—Non-Performing Mortgage Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-performing mortgage loans	$262,356	$206,389	$23,964	$26,292	$286,320	$232,681
Non-performing mortgage loans to mortgage loans HIP	4.81%	3.82%	1.99%	2.05%	4.30%	3.48%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Mortgage loan net charge-offs	$9,926	$12,589	$393	$3,018	$10,319	$15,607
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP	0.73%	0.89%	0.13%	1.00%	0.62%	0.91%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Mortgage loan net charge-offs [1]	$18,442	$29,362	1,263	$5,808	$19,705	$35,170
Mortgage loan net charge-offs (annualized) to average mortgage loans HIP [1]	0.68%	1.09%	0.20%	1.00%	0.59%	1.07%

[1]	Excludes write-downs of loans sold at BPPR.

Consumer loans

Non-covered non-performing consumer loans held-in-portfolio were $43 million at June 30, 2014, compared to $44 million at December 31, 2013. Consumer non-covered non-performing loans held-in-portfolio decreased by $1 million when compared to December 31, 2013, driven by a decrease of $2 million in the BPNA segment. The percentage of non-performing consumer loans held-in-portfolio to consumer loans held-in-portfolio decreased to 1.09% at June 30, 2014 from 1.12% at December 31, 2013.

For the quarter ended June 30, 2014, inflows of consumer non-performing loans held-in-portfolio at the BPPR segment amounted to $24 million, an increase of $3 million, or 15%, when compared to inflows for the same period of 2013. Inflows of consumer non-performing loans held-in-portfolio at the BPNA segment amounted to $6 million, a decrease of $2 million, or 26% compared to inflows for 2013.

The Corporation’s consumer loan net charge-offs, excluding covered loans, amounted to $26.3 million for the quarter ended June 30, 2014, compared to $25.8 million in June 30, 2013. Consumer loan net charge-offs to average consumer non-covered loans held-in-portfolio increased to 2.71% for the quarter ended June 30, 2014 from 2.68% for June 30, 2013. Slight increase for the quarter ended June 30, 2014 was reflective of an increase of $3.6 million in the BPPR segment, offset by a decline of $3.1 million in the BPNA segment.

Table 50 provides information on consumer non-performing loans and net charge-offs by segments.

Table 50—Non-Performing Consumer Loans and Net Charge-offs (Excluding Covered Loans)

	BPPR		BPNA		Popular, Inc.
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Non-performing consumer loans	$33,570 $	33,166	$9,060	$10,732	$42,630	$43,898
Non-performing consumer loans to consumer loans HIP	0.98%	1.00%	1.77%	1.74%	1.09%	1.12%

	BPPR		BPNA		Popular, Inc.
	For the quarters ended		For the quarters ended		For the quarters ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Consumer loan net charge-offs	$23,571 $	19,928	$2,768	$5,832	$26,339	$25,760
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.76%	2.46%	2.30%	3.80%	2.71%	2.68%

	BPPR		BPNA		Popular, Inc.
	For the six months ended		For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Consumer loan net charge-offs	$46,554 $	39,929	$7,943	$11,985	$54,497	$51,914
Consumer loan net charge-offs (annualized) to average consumer loans HIP	2.77%	2.47%	2.92%	3.86%	2.79%	2.70%

Combined net charge-offs for E-LOAN’s home equity lines of credit and closed-end second mortgages amounted to approximately $397 thousand, or 0.65% of those particular average loan portfolios, for the quarter ended June 30, 2014, compared with $3.0 million, or 4.06%, for the quarter ended June 30, 2013. With the downsizing of E-LOAN, this subsidiary ceased originating these types of loans in 2008. Home equity lending includes both home equity loans and lines of credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2014 totaled $240 million with a related allowance for loan losses of $6 million, representing 2.58% of that particular portfolio. E-LOAN’s portfolio of home equity lines of credit and closed-end second mortgages outstanding at June 30, 2013 totaled $284 million with a related allowance for loan losses of $15 million, representing 5.32% of that particular portfolio. At June 30, 2014, home equity lines of credit and closed-end second mortgages in which E-LOAN holds both the first and second lien amounted to $47 thousand and $235 thousand, respectively, representing 0.01% and 0.05%, respectively, of the consumer loan portfolio of the BPNA segment. At June 30, 2014, 50% are paying the minimum amount due on the home equity lines of credit. At June 30, 2014, all of the closed-end second mortgages in which E-LOAN holds the first lien mortgage were in performing status.

Troubled debt restructurings

The following tables present the loans classified as TDRs according to their accruing status at June 30, 2014 and December 31, 2013. The Corporation’s TDR loans totaled $1.0 billion at June 30, 2014, an increase of $77 million from December 31, 2013. TDRs in accruing status increased by $25 million from December 31, 2013, due to sustained borrower performance.

Table 51—TDRs Non-Covered Loans

	June 30, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$109,205	$113,148	$222,353
Construction	376	13,391	13,767
Mortgage	566,355	100,381	666,736
Leases	875	1,778	2,653
Consumer	110,066	11,681	121,747

Total	$786,877	$240,379	$1,027,256

Excludes TDRs from discontinued operations.

Table 52—TDRs Non-Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$109,462	$80,140	$189,602
Construction	425	10,865	11,290
Legacy	—	949	949
Mortgage	535,357	82,786	618,143
Leases	270	2,623	2,893
Consumer	116,719	10,741	127,460

Total	$762,233	$188,104	$950,337

Table 53—TDRs Covered Loans

	June 30, 2014
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$14	$2,384	$2,398
Construction	—	2,962	2,962
Mortgage	2,804	592	3,396
Consumer	106	15	121

Total	$2,924	$5,953	$8,877

Table 54—TDRs Covered Loans

	December 31, 2013
(In thousands)	Accruing	Non-Accruing	Total
Commercial	$7,389	$10,017	$17,406
Construction	—	3,464	3,464
Mortgage	146	189	335
Consumer	221	22	243

Total	$7,756	$13,692	$21,448

At June 30, 2014, the Corporation’s commercial loan TDRs, excluding covered loans, for the BPPR and BPNA segments amounted to $219 million and $3 million, respectively, of which $111 million and $3 million, respectively, were in non-performing status. This compares with $172 million and $18 million, respectively, of which $63 million and $17 million were in non-performing status at December 31, 2013. The outstanding commitments for these commercial loan TDRs amounted to $4 million in the BPPR segment and no commitments outstanding in the BPNA segment at June 30, 2014. Commercial loans that have been modified as part of loss mitigation efforts were evaluated individually for impairment, resulting in a specific reserve of $26 million for the BPPR segment and none for the BPNA segment at June 30, 2014, compared with $13 million and none, respectively, at December 31, 2013.

At June 30, 2014, the Corporation’s construction loan TDRs, excluding covered loans, for the BPPR segment amounted to $14 million, all of which were in non-performing status. The BPNA segment had no TDRs to report as of June 30, 2014. This compares with $6 million each, of which $5 million and $6 million, respectively, were in non-performing status at December 31, 2013. The outstanding commitments to lend additional funds to debtors owing loans whose terms have been modified in troubled debt restructurings for these construction loan TDRs amounted to $697 thousand in the BPPR segment and no commitments outstanding in the BPNA segment at June 30, 2014. These construction loan TDRs were individually evaluated for impairment resulting in a specific reserve of $883 thousand for the BPPR segment and none for the BPNA segment at June 30, 2014, compared to $177 thousand for the BPPR segment and none for the BPNA segment at December 31, 2013.

At June 30, 2014, the BPNA segment had no legacy TDRs to report as of June 30, 2014, compared to a total of $949 thousand of loan modifications at December 31, 2013. There were no commitments outstanding for these legacy loan TDRs at June 30, 2014. The legacy loan TDRs were evaluated for impairment requiring no specific reserves at June 30, 2014 and December 31, 2013.

At June 30, 2014, the mortgage loan TDRs for the BPPR and BPNA segments amounted to $615 million (including $269 million guaranteed by U.S. sponsored entities) and $52 million, respectively, of which $91 million and $9 million, respectively, were in non-performing status. This compares with $565 million (including $240 million guaranteed by U.S. sponsored entities) and $53 million, respectively, of which $73 million and $10 million were in non-performing status at December 31, 2013. These mortgage loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $39 million and $14 million for the BPPR and BPNA segments, respectively, at June 30, 2014, compared to $38 million and $18 million, respectively, at December 31, 2013.

At June 30, 2014, the consumer loan TDRs for the BPPR and BPNA segments amounted to $119 million and $2 million, respectively, of which $11 million and $538 thousand, respectively, were in non-performing status, compared with $125 million and $2 million, respectively, of which $10 million and $587 thousand, respectively, were in non-performing status at December 31, 2013. These consumer loan TDRs were evaluated for impairment resulting in a specific allowance for loan losses of $28 million and $585 thousand for the BPPR and BPNA segments, respectively, at June 30, 2014, compared with $30 million and $280 thousand, respectively, at December 31, 2013.

Refer to Note 10 to the consolidated financial statements for additional information on modifications considered troubled debt restructurings, including certain qualitative and quantitative data about troubled debt restructurings performed in the past twelve months.

Other real estate

Other real estate represents real estate property acquired through foreclosure, part of the Corporation’s continuous efforts to aggressively resolve non-performing loans. Other real estate not covered under loss sharing agreements with the FDIC increased by $3.9 million from December 31, 2013 to June 30, 2014.

Other real estate covered under loss sharing agreements with the FDIC, comprised principally of repossessed commercial real estate properties, amounted to $156 million at June 30, 2014, compared with $168 million at December 31, 2013. Generally, 80% of the write-downs taken on these properties based on appraisals or losses on the sale are covered under the loss sharing agreements.

During the second quarter of 2014, the Corporation transferred $48 million of loans to other real estate, sold $36 million of foreclosed properties and recorded write-downs and other adjustments of approximately $12 million.

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

For commercial and construction other real estate properties at the BPPR segment, depending on the type of property and/or the age of the appraisal, downward adjustments currently may range between 15% to 45%, including estimated cost to sell. For commercial and construction properties at the BPNA segment, the most typically applied collateral discount rate currently ranges from 10% to 40%, including cost to sell. This discount was determined based on an analysis of other real estate owned and loan sale transactions during the past year, comparing net proceeds received by the lender relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the property or project.

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

The following tables set forth information concerning the composition of the Corporation’s allowance for loan losses (“ALLL”) at June 30, 2014 and December 31, 2013 by loan category and by whether the allowance and related provisions were calculated individually pursuant to the requirements for specific impairment or through a general valuation allowance.

Table 55—Composition of ALLL

June 30, 2014
(Dollars in thousands)	Commercial	Construction	Legacy [3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$36,597	$883	$—	$688	$53,815	$29,043	$121,026
Impaired loans [1]	$317,746	$21,094	$2,536	$2,653	$466,243	$122,106	$932,378
Specific ALLL to impaired loans [1]	11.52%	4.19%	—%	25.93%	11.54%	23.79%	12.98%

General ALLL	$165,912	$4,459	$9,343	$5,271	$84,113	$136,122	$405,220
Loans held-in-portfolio, excluding impaired loans [1]	$7,837,801	$157,965	$160,405	$544,215	$6,198,205	$3,804,255	$18,702,846
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	2.12%	2.82%	5.82%	0.97%	1.36%	3.58%	2.17%

Total ALLL	$202,509	$5,342	$9,343	$5,959	$137,928	$165,165	$526,246
Total non-covered loans held-in-portfolio [1]	$8,155,547	$179,059	$162,941	$546,868	$6,664,448	$3,926,361	$19,635,224
ALLL to loans held-in-portfolio [1]	2.48%	2.98%	5.73%	1.09%	2.07%	4.21%	2.68%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At June 30, 2014, the general allowance on the covered loans amounted to $98.7 million, while specific reserve amounted to $8 thousand.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

Table 56—Composition of ALLL

December 31, 2013
(Dollars in thousands)	Commercial	Construction	Legacy[3]	Leasing	Mortgage	Consumer	Total[2]
Specific ALLL	$16,409	$177	$—	$1,053	$55,667	$30,200	$103,506
Impaired loans [1]	$297,516	$22,486	$6,045	$2,893	$452,073	$127,703	$908,716
Specific ALLL to impaired loans [1]	5.52%	0.79%	—%	36.40%	12.31%	23.65%	11.39%

General ALLL	$158,573	$5,165	$13,704	$9,569	$101,262	$146,684	$434,957
Loans held-in-portfolio, excluding impaired loans [1]	$9,739,669	$183,598	$205,090	$540,868	$6,229,403	$3,804,523	$20,703,151
General ALLL to loans held-in-portfolio, excluding impaired loans [1]	1.63%	2.81%	6.68%	1.77%	1.63%	3.86%	2.10%

Total ALLL	$174,982	$5,342	$13,704	$10,622	$156,929	$176,884	$538,463
Total non-covered loans held-in-portfolio [1]	$10,037,185	$206,084	$211,135	$543,761	$6,681,476	$3,932,226	$21,611,867
ALLL to loans held-in-portfolio [1]	1.74%	2.59%	6.49%	1.95%	2.35%	4.50%	2.49%

[1]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction.
[2]	Excludes covered loans acquired on the Westernbank FDIC-assisted transaction. At December 31, 2013, the general allowance on the covered loans amounted to $101.8 million while the specific reserve amounted to $0.3 million.
[3]	The legacy portfolio is comprised of commercial loans, construction loans and lease financings related to certain lending products exited by the Corporation as part of restructuring efforts carried out in prior years at the BPNA segment.

At June 30, 2014, the allowance for loan losses, excluding covered loans, decreased by approximately $12 million when compared with December 31, 2013, mainly driven by a $52 million reserve release in BPNA prompted by continued improvements in credit quality trends and $20 million related to the transfer to LHFS of the discontinued operations, offset in part by higher reserves for the BPPR segment of $39 million. The general and specific reserves related to non-covered loans totaled $405 million and $121 million, respectively, at quarter-end, compared with $435 million and $104 million, respectively, as of December 31, 2013. The ratio of the allowance for loan losses to loans held-in-portfolio stood at 2.68% in the second quarter of 2014, compared to 2.49% in the quarter ended December 31, 2013. The ratio of allowance to non-performing loans held-in-portfolio was 82.26% at June 30, 2014, compared with 90.05% at December 31, 2013.

At June 30, 2014, the allowance for loan losses for non-covered loans at the BPPR segment totaled $466 million, or 2.94% of non-covered loans held-in-portfolio, compared with $427 million, or 2.69% of non-covered loans held-in-portfolio, at December 31, 2013. The increase in the allowance was mostly driven by: (1) environmental factors adjustments accounting for prevailing macroeconomic conditions in Puerto Rico and the public sector utilities exposures, (2) the effect of downgrades in the internal risk ratings of certain large corporate and public sector relationships, and (3) higher specific reserves, partially offset by a $15 million reserve release as part of the annual review of the components of the ALLL models. The allowance for loan losses at the BPNA segment totaled $60 million, or 1.59% of loans held-in-portfolio, compared with $112 million, or 1.95% of loans held-in-portfolio, at December 31, 2013, reflective of continued improvements in credit quality trend, the reclassification of $20.2 million attributable to the discontinued operation, and a $3.8 million reserve release as part of the annual review of the components of the ALLL models. The ratio of allowance to non-performing loans held-in portfolio was 81.26% and 90.98% for the BPPR and BPNA segments, respectively as of June 30, 2014, compared with 95.42% and 74.12% at December 31, 2013.

The allowance for loan losses for commercial loans held-in-portfolio, excluding covered loans, amounted to $203 million, or 2.48% of that portfolio, at June 30, 2014, compared with $175 million, or 1.74%, at December 31, 2013. The allowance for loan losses for the commercial loan portfolio in the BPPR segment, excluding the allowance for covered loans, totaled $184 million, or 2.92% of non-covered commercial loans held-in-portfolio, at June 30, 2014, compared with $128 million, or 1.98%, at December 31, 2013. The increase in the allowance was mostly driven by the previously mentioned factors. At the BPNA segment, the allowance for loan losses of the commercial loan portfolio totaled $18 million, or 0.98% of commercial loans held-in-portfolio, at June 30, 2014, compared with $47 million, or 1.31%, at December 31, 2013. The decrease in allowance for loan losses for the commercial loans held-in-portfolio is primarily reflective of the continued improvements in credit quality trends, the reclassification to LHFS of the discontinued operations, and a reserve release as part of the annual review of the components of the ALLL models.

The allowance for loan losses for construction loans held-in-portfolio, excluding covered loans, remained unchanged at $5 million, or 2.98% of that portfolio, at June 30, 2014, compared with $5 million, or 2.59%, at December 31, 2013. The allowance for loan losses corresponding to the construction loan portfolio for the BPPR segment, excluding the allowance for covered loans, totaled $5 million, or 3.83% of non-covered construction loans held-in-portfolio, at June 30, 2014, compared with $5 million, or 3.16%, at December 31, 2013. At the BPNA segment, the allowance for loan losses of the construction loan portfolio totaled $151 thousand, or 0.35% of construction loans held-in-portfolio, at June 30, 2014, compared with $247 thousand, or 0.55%, at December 31, 2013. The allowance levels in the construction portfolio are the result of de-risking strategies executed by the Corporation over the past several years to downsize its construction loan portfolio.

The allowance for loan losses for the legacy loans held-in-portfolio amounted to $9 million, or 5.73% of that portfolio, at June 30, 2014, compared with $14 million, or 6.49%, at December 31, 2013. The decrease in the allowance for loan losses is consistent with improved credit trends, lower loan balances and lower non-performing loans.

The allowance for loan losses for mortgage loans held-in-portfolio, excluding covered loans, amounted to $138 million, or 2.07% of that portfolio, at June 30, 2014, compared with $157 million, or 2.35%, at December 31, 2013. The allowance for loan losses corresponding to the mortgage loan portfolio at the BPPR segment totaled $120 million, or 2.21% of mortgage loans held-in-portfolio, excluding covered loans, at June 30, 2014 compared with $130 million, or 2.41%, respectively, at December 31, 2013. The decrease in the allowance was reflective of a lower environmental factors adjustment. At the BPNA segment, the allowance for loan losses corresponding to the mortgage loan portfolio totaled $18 million, or 1.45% of mortgage loans held-in-portfolio, at June 30, 2014, compared with $27 million, or 2.08%, at December 31, 2013. The decrease in the allowance is reflective of favorable credit trends and the run-off of the portfolio. The allowance for loan losses for BPNA’s non-conventional mortgage loan portfolio amounted to $17 million, or 4.21% of that particular loan portfolio, compared with $23 million, or 5.57%, at December 31, 2013. The Corporation is no longer originating non-conventional mortgage loans at BPNA.

The allowance for loan losses for the consumer portfolio, excluding covered loans, amounted to $165 million, or 4.21% of that portfolio, at June 30, 2014, compared to $177 million, or 4.50%, at December 31, 2013. The allowance for loan losses of the non-covered consumer loan portfolio in the BPPR segment totaled $150 million, or 4.41% of that portfolio, at June 30, 2014, compared with $153 million, or 4.60%, at December 31, 2013. Overall consumer portfolios display stable trends, decreasing by $3 million when compared to December 31, 2013. At the BPNA segment, the allowance for loan losses of the consumer loan portfolio totaled $15 million, or 2.88% of consumer loans, at June 30, 2014, compared with $24 million, or 3.95%, at December 31, 2013. The decrease in the allowance for loan losses for the consumer loan portfolio was principally driven by lower loss trends, reflecting favorable credit trends.

The following table presents the Corporation’s recorded investment in loans that were considered impaired and the related valuation allowance at June 30, 2014 and December 31, 2013.

Table 57—Impaired Loans (Non-Covered Loans) and the Related Valuation Allowance

	June 30, 2014		December 31, 2013
(In millions)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
Impaired loans:
Valuation allowance	$754.0	$121.0	$642.6	$103.5
No valuation allowance required	178.4	—	266.1	—

Total impaired loans	$932.4	$121.0	$908.7	$103.5

With respect to the $178 million non-covered portfolio of impaired loans for which no allowance for loan losses was required at June 30, 2014, management followed the guidance for specific impairment of a loan. When a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impaired loans with no valuation allowance were mostly collateral dependent loans for which management charged-off specific reserves based on the fair value of the collateral less estimated costs to sell.

Average impaired loans, excluding covered loans, during the quarters ended June 30, 2014 and June 30, 2013 were $939.4 million and $1.0 billion, respectively. The Corporation recognized interest income on non-covered impaired loans of $8.8 million and $10.1 million for the quarters ended June 30, 2014 and June 30, 2013, respectively.

The following tables set forth the activity in the specific reserves for impaired loans for the quarters ended June 30, 2014 and June 30, 2013.

Table 58—Activity in Specific ALLL for the Quarter Ended June 30, 2014

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$30,892	$243	$53,916	$—	$29,413	$672	$115,136
Provision for impaired loans	13,576	537	2,371	—	4,316	16	20,816
Less: Net charge-offs	(7,871)	103	(2,472)	—	(4,686)	—	(14,926)

Specific allowance for loan losses at June 30, 2014	$36,597	$883	$53,815	$—	$29,043	$688	$121,026

Table 59—Activity in Specific ALLL for the Quarter Ended June 30, 2013

(In thousands)	Commercial	Construction	Mortgage	Legacy	Consumer	Leasing	Total
Beginning balance	$21,776	$135	$75,697	$—	$24,472	$1,662	$123,742
Provision for impaired loans	16,693	2,349	55,358	603	9,310	(263)	84,050
Less: Net charge-offs	(19,750)	(1,083)	(2,109)	(603)	(2,528)	—	(26,073)
Net write-downs	—	—	(75,668)	—	—	—	(75,668)

Specific allowance for loan losses at June 30, 2013	$18,719	$1,401	$53,278	$—	$31,254	$1,399	$106,051

For the quarter ended June 30, 2014, total net charge-offs for individually evaluated impaired loans amounted to approximately $14.9 million, of which $14.7 million pertained to the BPPR segment and $233 thousand to the BPNA segment. Most of these net charge-offs were related to the commercial loan portfolio.

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

Appraisals may be adjusted due to age or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Specifically, in commercial and construction impaired loans for the BPPR segment, and depending on the type of property and/or the age of the appraisal, downward adjustments currently range from 15% to 45% (including costs to sell). At June 30, 2014, the weighted average discount rate for the BPPR segment was 18%.

For commercial and construction loans at the BPNA segment, downward adjustments to the collateral value currently range from 10% to 40% depending on the age of the appraisals and the type, location and condition of the property. This discount used was determined based on an analysis of other real estate owned and loan sale transactions during the past year, comparing net proceeds received by the bank relative to the most recent appraised value of the properties. However, additional haircuts can be applied depending upon the age of appraisal, the region and the condition of the project. Factors are based on appraisal changes and/or trends in loss severities. Discount rates discussed above include costs to sell and may change from time to time based on market conditions. At June 30, 2014, the weighted average discount rate for the BPNA segment was 31%.

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

The table that follows presents the approximate amount and percentage of non-covered impaired loans for which the Corporation relied on appraisals dated more than one year old for purposes of impairment requirements at June 30, 2014 and December 31, 2013.

Table 60—Non-Covered Impaired Loans with Appraisals Dated 1 year or Older

June 30, 2014
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	138	$263,091	6%
Construction	7	19,039	40
Legacy	1	2,536	—

[1]	Based on outstanding balance of total impaired loans.

December 31, 2013
	Total Impaired Loans – Held-in-portfolio (HIP)
(In thousands)	Loan Count	Outstanding Principal Balance	Impaired Loans with Appraisals Over One- Year Old [1]
Commercial	174	$248,154	18%
Construction	9	20,162	27
Legacy	4	6,045	—

[1]	Based on outstanding balance of total impaired loans.

The percentage of the Corporation’s impaired construction loans that were relied upon “as developed” and “as is” for the periods ended June 30, 2014 and December 31, 2013 are presented in Table 61.

At June 30, 2014 and December 31, 2013, the Corporation accounted for $13 million and $6 million, respectively, impaired construction loans under the “as developed” value. This approach is used since the current plan is that the project will be completed and it reflects the best strategy to reduce potential losses based on the prospects of the project. The costs to complete the project and the related increase in debt are considered an integral part of the individual reserve determination.

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

Table 61—Impaired Construction Loans Relied Upon “As is” or “As Developed”

June 30, 2014
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio	8	$8,168	39%	3	$12,926	61%	92%

December 31, 2013
	“As is”			“As developed”
(In thousands)	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Loan Count	Outstanding Principal Balance	As a % Of Total Construction Impaired Loans HIP	Average % Of Completion
Loans held-in-portfolio [1]	12	$18,835	77%	2	$5,703	23%	90%

[1]	Includes $2.1 million of construction loans from the BPNA legacy portfolio.

Allowance for loan losses – Covered loan portfolio

The Corporation’s allowance for loan losses for the covered loan portfolio acquired in the Westernbank FDIC-assisted transaction amounted to $99 million at June 30, 2014. This allowance covers the estimated credit loss exposure related to: (i) acquired loans accounted for under ASC Subtopic 310-30, which required an allowance for loan losses of $91 million at June 30, 2014, compared with $94 million at December 31, 2013; and (ii) acquired loans accounted for under ASC Subtopic 310-20, which required an allowance for loan losses of $8 million at June 30, 2014 and at December 31, 2013.

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

Geographic and government risk

The Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 36 to the consolidated financial statements. A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico, which has been going through a challenging economic cycle. Puerto Rico’s fiscal and economic situation is expected to continue to be difficult.

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

In March 2014, the Commonwealth of Puerto Rico sold $3.5 billion in General Obligation bonds yielding 8.72% rated below investment grade, which should improve liquidity at the Government Development Bank for Puerto Rico and alleviate the short term liquidity situation. This financing is expected to provide liquidity to the Central Government through July 2015.

On June 28, 2014, Governor Alejandro García Padilla signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”) which provides a framework for certain public corporations, including the Puerto Rico Electric Power Authority, Puerto Rico Aqueduct & Sewer Authority and the Puerto Rico Highways and Transportation Authority, to restructure their debt obligations in order to ensure that the services they provide to the public are not interrupted. As explained in the legislation not all public corporations may use the Recovery Act. There are other governmental entities not included such as debt from the Commonwealth, the Government Development Bank for Puerto Rico (GDB) and its subsidiaries, affiliates and other ascribed entities, the seventy eight municipalities, the PR Sales Tax and Financing Corporation, and the Employees Retirement System, among others. Several institutional investors have filed lawsuits challenging the legality of the new law.

Given that the U.S. Bankruptcy code does not apply to municipal debt in Puerto Rico the Recovery Act aims to provide a process similar to U.S. Federal Bankruptcy in which certain Puerto Rico’s public corporations may be able to restructure their debt obligations with their bondholders, creditors and other stakeholders. The primary objective is to make them self sufficient and not rely on the Commonwealth General fund or the Government Development Bank for financial support.

On July 1, 2014, Moody’s, as a consequence to the enactment of the Recovery Act, downgraded the majority of the Puerto Rico central government and public instrumentalities’ obligations expressing its concern for all of Puerto Rico’s municipal debt based on the deteriorating fiscal situation on the island and the possibility that application of the new law may further limit the Commonwealth’s ability to access the capital markets. Both S&P and Fitch later issued ratings downgrades for various Puerto Rico Municipal issuers including Puerto Rico Electric Power Authority.

The PR Electric Power Authority faces significant fiscal and financial challenges that have to be addressed in the short term in order to stabilize its operations. They include a $696 million short term credit facility from various banks, the majority of which has been extended until August 14, 2014, pursuant to a forbearance agreement, significant recurring operational and budgetary shortfalls, high rates compared to US, high leverage, limited fuel diversification, significant CAPEX needs as well as burdensome environmental regulatory requirements.

In the case of the two other principal Public corporations subject to the Recovery Act, the Puerto Rico Aqueduct and Sewer Authority has been operating without relying on General fund or GDB’s support as a significant rate increase in July 2013 has generated additional revenues that according to the Authority are expected to be sufficient to cover their operating expenses and financial obligations during the next three years. However, it also faces some challenges including the refinancing of $200 million in Bond Anticipation Notes due in March 2015 and complying with various regulatory requirements that require capital expenditures. The Highways and Transportation Authority challenges include, recurring operational and budgetary shortfall even after finding new sources of revenue through ACTS 30 and 31 and implementation of cost savings initiatives.

The latest GDB Economic Activity index published of June 2014 reflected a 1% year over year reduction after showing a 1.1% reduction year over year in May 2014.

The lingering effects of the prolonged recession are still reflected in limited loan demand, an increase in the rate of delinquency rates on mortgage loans granted in Puerto Rico and the financial condition of commercial borrowers. If the prices of crude oil increases and / or global or local economic conditions worsen it could result in a reduction in consumer spending which could adversely impact our non-interest revenues.

At June 30, 2014, the Corporation’s direct exposure to the Puerto Rico government and instrumentalities and municipalities amounted to $833 million, of which approximately $709 million is outstanding ($1.2 billion and $950 million at December 31, 2013). Of the amount outstanding, $570 million consists of loans and $139 million are securities ($789 million and $161 million at December 31, 2013). Of this amount, $272 million represents obligations from the Government of Puerto Rico and public corporations that are either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment ($527 million at December 31, 2013). Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as public utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from it. The remaining $437 million represents obligations from various municipalities in Puerto Rico for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment ($423 million at December 31, 2013). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. These loans have seniority to the payment of operating cost and expenses of the municipality. Table 62 has a summary of the Corporation’s direct exposure to the Puerto Rico Government.

Table 62—Direct Exposure to the Puerto Rico Government

(In thousands)	Investment Portfolio	Loans	Total Outstanding	Total Exposure
Central Government	$68,971	$—	$68,971	$99,244
Government Development Bank (GDB)	6,921	—	6,921	6,921
Public Corporations:
Puerto Rico Aqueduct and Sewer Authority	448	100,000	100,448	130,819
Puerto Rico Electric Power Authority	—	74,997	74,997	93,800
Puerto Rico Highways and Transportation Authority	3	—	3	3
Other	—	20,750	20,750	25,500
Municipalities	62,155	374,318	436,473	476,381

Total Direct Government Exposure	$138,498	$570,065	$708,563	$832,668

In addition, at June 30, 2014, the Corporation had $360 million in indirect exposure to loans or securities that are payable by non-governmental entities, but which carry a government guarantee to cover any shortfall in collateral in the event of borrower default ($360 million at December 31, 2013). These included $279 million in residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (December 31, 2013 - $274 million). These mortgage loans are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. Also, the Corporation had $48 million in Puerto Rico pass-through housing bonds backed by FNMA, GNMA or residential loans CMO’s, and $33 million of industrial development notes ($52 million and $34 million, respectively, at December 31, 2013).

As further detailed in Notes 7 and 8 to the consolidated financial statements, a substantial portion of the Corporation’s investment securities represented exposure to the U.S. Government in the form of U.S. Government sponsored entities, as well as agency mortgage-backed and U.S. Treasury securities. In addition, $937 million of residential mortgages and $131 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies at June 30, 2014. The Corporation does not have any exposure to European sovereign debt.

ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Refer to Note 2, “New Accounting Pronouncements”.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

For a discussion of Legal Proceedings, see Note 24, “Commitments and Contingencies”, to the Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our 2013 Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of risk factors in our 2013 Annual Report.

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

For the quarters ended June 30, 2010 through March 31, 2012, BPPR received reimbursement for loss-share claims submitted to the FDIC, including charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO calculated in accordance with BPPR’s charge-off policy for non-covered assets. When BPPR submitted its shared-loss claim in connection with the June 30, 2012 quarter, however, the FDIC refused to reimburse BPPR for a portion of the claim because of a difference related to the methodology for the computation of charge-offs for certain commercial late stage real-estate-collateral-dependent loans and OREO. In accordance with the terms of the commercial loss share agreement, BPPR applied a methodology for charge-offs for late stage real-estate-collateral-dependent loans that conforms to its regulatory supervisory criteria and is calculated in accordance with BPPR’s charge-off policy for non-covered assets. The FDIC has stated that it believes that BPPR should use a different methodology for those charge-offs. Notwithstanding the FDIC’s refusal to reimburse BPPR for certain shared-loss claims, BPPR has continued to calculate shared-loss claims for quarters subsequent to June 30, 2012 in accordance with its charge off policy for non-covered assets. As of June 30, 2014, BPPR had unreimbursed shared-loss claims of $369.4 million under the commercial loss share agreement with the FDIC. On July 25, 2014, BPPR received a payment of $66.3 million related to reimbursable shared-loss claims from the FDIC. After giving effect to this payment, BPPR has unreimbursed shared-loss claims amounting to $303.1 million. If the reimbursement amount for these claims were calculated in accordance with the FDIC’s preferred methodology for late stage real-estate-collateral-dependent loans, the amount of such claims would be reduced by approximately $156.6 million.

BPPR’s loss share agreements with the FDIC specify that disputes can be submitted to arbitration before a review board under the commercial arbitration rules of the American Arbitration Association. On July 31, 2013, BPPR filed a statement of claim with the American Arbitration Association requesting that the review board determine certain matters relating to the loss-share claims under the commercial loss share agreement with the FDIC, including that the review board award BPPR the amounts owed under its unpaid quarterly certificates. The statement of claim includes requests for reimbursement of certain valuation adjustments for discounts to appraised values, costs to sell troubled assets and other items. The review board is comprised of one arbitrator appointed by BPPR, one arbitrator appointed by the FDIC and a third arbitrator selected by agreement of those arbitrators. The arbitration hearing date has been set for October 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The Corporation has to date used shares purchased in the market to make grants under the Plan. As of June 30, 2014 the maximum number of shares of common stock that may have been granted under this plan was 3,500,000.

In connection with the Corporation’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, the consent of the U.S. Department of the Treasury will be required for the Corporation to repurchase its common stock other than in connection with benefit plans consistent with past practice and certain other specified circumstances. The Corporation terminated its participation in the Troubled Asset Relief Program, after the repurchase on July 23, 2014, of the outstanding warrants issued to the U.S. Treasury.

The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2014 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	—
May 1 - May 31	144,977	$31.02	—	—
June 1 - June 30	—	—	—	—

Total June 30, 2014	144,977	$31.02	—	—

Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)

Date: August 8, 2014	By:	/s/ Carlos J. Vázquez
Carlos J. Vázquez Senior Executive Vice President & Chief Financial Officer

Date: August 8, 2014	By:	/s/ Jorge J. García
Jorge J. García Senior Vice President & Corporate Comptroller